Form 10-Q
period 1995-03-31
STAAR SURGICAL COMPANY
filed 1995-05-15
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended . . . . . . . . . . . . . . . . . .March 31, 1995

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number . . . . . . . . . . . . . . . . . . . . . . . . .0-11634

                            STAAR SURGICAL COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        95-3797439
  (State or other jurisdiction of                        (I.R.S. Employer
   Incorporation or organization)                       Identification No.)

                              1911 Walker Avenue
                         Monrovia,  California  91016
                   (Address of principal executive offices)
                                  (Zip Code)

                                (818) 303-7902
              (Registrant's telephone number including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    YES    X    NO
                                                  -----     -----

The Registrant has 12,801,064 shares of common stock, par value $0.01 per share, issued and outstanding as of May 11, 1995.

Total number of sequentially numbered pages in this document:  10

                            STAAR SURGICAL COMPANY

                                     INDEX

PART I                                                                     PAGE NUMBER
Item 1 - Financial Information

         Condensed Consolidated Balance Sheets -  March 31, 1995
         and December 30, 1994....................................................   3

         Condensed Consolidated Statements of Income - Three Months Ended
         March 31, 1995 and April 1, 1994.........................................   4

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 1995 and April 1, 1994.........................................   5

         Notes to Condensed Consolidated Financial Statements.....................   6

Item 2 - Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................   8

PART II

         Other Information.......................................................    9

         Signature Page..........................................................   10

                            STAAR SURGICAL COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                     MARCH 31, 1995    DECEMBER 30, 1994
- ------                                     --------------    -----------------
Current assets:
   Cash and cash equivalents                 $  3,399,848         $  3,203,887
   Accounts receivable, less allowance
    for doubtful accounts and estimated
    returns                                     5,134,672            5,307,708
   Inventories                                  9,004,133            8,578,646
   Prepaids, deposits and other current
    assets                                        616,975              609,623
   Deferred income tax                          2,400,000             2,400,00
                                             ------------         ------------
   Total current assets                        20,555,628           20,099,864

Investment in joint venture                     1,974,199            1,791,485
Property, plant and equipment, net              4,347,265            4,035,562
Patents and licenses, net                       2,509,333            1,885,898
Other assets                                    1,037,893            1,075,392
                                             ------------         ------------
   Total Assets                              $ 30,424,318         $ 28,888,201
                                             ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Notes payable                             $  1,254,320         $  1,465,850
   Current portion of long-term debt              641,372              326,375
   Accounts payable                               871,327            1,109,364
   Other current liabilities                    3,013,611            3,032,777
                                             ------------         ------------
   Total current liabilities                    5,780,630            5,934,366
                                             ------------         ------------
Long term debt                                  1,009,282              571,755
Deferred gain on sale of license                  284,375              331,250
Other long term liabilities                        19,225               21,871
                                             ------------         ------------
   Total liabilities                            7,093,512            6,859,242
                                             ------------         ------------
Stockholders' equity:
   Common stock $0.01 par value,
    20,000,000 shares authorized;
    issued and outstanding 12,732,509
    at March 31, 1995 and 12,704,461
    at December 30, 1994                          127,325              127,045
   Capital in excess of par value              40,814,334           41,158,736
   Accumulated deficit                        (15,284,838)         (16,930,807)
                                             ------------         ------------
                                               25,656,821           24,354,974

Notes and other receivables                    (2,326,015)          (2,326,015)
                                             ------------         ------------
   Total stockholders' equity                  23,330,806           22,028,959
                                             ------------         ------------
Total Liabilities and Stockholders'
 Equity                                      $ 30,424,318         $ 28,888,201
                                             ============         ============

                            STAAR SURGICAL COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                 --------------------------------
REVENUES                                         March 31, 1995    APRIL 1, 1994
- --------                                         --------------    -------------
Sales                                                $7,307,599       $5,532,998
Royalty Income                                              ---          239,000
                                                     ----------       ----------
  Total Revenues                                      7,307,599        5,771,998

Cost of Sales                                         1,753,910        1,284,995
                                                     ----------       ----------
  Gross Profit                                        5,553,689        4,487,003

Selling, General and Administrative Expenses:
  General & Administrative                            1,029,799        1,315,251
  Marketing & Selling                                 2,196,705        1,598,886
  Research & Development                                739,173          663,209
                                                     ----------       ----------
  Total Selling General & Administrative Expense      3,965,677        3,577,346

  Operating Income                                    1,588,012          909,657
                                                     ----------       ----------
Other Income (expense)
  Equity in Earnings of Joint Venture                   229,600          287,521
                                                     ----------       ----------
  Interest Expense - Net                                (20,164)         (27,124)
                                                     ----------       ----------
  Other Expense                                         (92,548)            ----
                                                     ----------       ----------
  Total Other Income - Net                              116,888          260,397

Income Before Income Taxes                            1,704,900        1,170,054
Income Tax Provision                                     58,931           38,371
                                                     ----------       ----------
  Net Income                                         $1,645,969       $1,131,683
                                                     ==========       ==========
Income per Share:
  Primary                                                 $0.12            $0.09
                                                          =====            =====
  Fully Diluted                                           $0.12            $0.09
                                                          =====            =====

                            STAAR SURGICAL COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                          ------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          MARCH 31, 1995    APRIL 1, 1994
- ------------------------------------------------          --------------    -------------
Cash Flows from Operating activities:
Net Income                                                   $ 1,645,969      $ 1,131,683
Adjustments to reconcile operating activities:
  Depreciation and amortization                                  384,878          282,066
  Income in equity of joint venture                             (229,600)        (287,521)
  Services performed in satisfaction of notes receivable            ----           23,438
  Stock issued in exchange for services                          325,000          325,000
  Other                                                          (26,094)          (5,999)
  Change in working capital                                     (413,539)      (1,575,295)
                                                             -----------      -----------
   Net cash provided by (used in) operating activities         1,686,614         (106,628)

 Cash flows from investing activities:

    Acquisition of property, plant and equipment                (579,058)        (365,369)
    Increase in patent and licenses                             (680,001)        (171,205)
                                                             -----------      -----------
     Net cash used in investing activities                    (1,259,059)        (536,574)

Cash flows from financing activities:
    Net borrowings under debt financing                          437,527         (220,143)
    Proceeds from exercise of stock options & warrants           313,220          275,370
    Payments for repurchase of common stock                     (982,341)            ----
                                                             -----------      -----------

    Net cash provided by (used in) financing activities         (231,594)          55,227

Increase (decrease) in cash and cash equivalents                 195,961         (587,975)

Cash and cash equivalents at beginning of period               3,203,887        1,401,410
                                                             -----------      -----------
Cash and cash equivalents at end of period                   $ 3,399,848      $   813,435
                                                             ===========      ===========

                            STAAR SURGICAL COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1995
                                --------------


1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. Net foreign currency translation and transaction gains and losses were not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

2.   REVENUE RECOGNITION
     -------------------

     The Company records revenues from product sales to hospitals and physicians principally upon implant of IOL's from cataract surgery. Revenues from product sales to distributors (primarily export sales) are recorded upon shipment. Revenue from license and technology agreements is recorded as income in accordance with the terms of such agreements.

3.   EXPORT SALES
     ------------

     During the three months ended March 31, 1995 and April 1, 1994, the Company had export sales primarily to Europe and South Africa, South America, Australia and Japan, of approximately $1,681,000 and $865,000.

4.   INVENTORIES
     -----------

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at March 31, 1995 and December 30, 1994.

                                             March 31, 1995   December 30, 1994
                                             --------------   -----------------
      Raw materials and purchased parts          $  610,862          $  602,058
      Work in process                             1,305,626           1,263,943
      Finished goods                              7,087,645           6,712,645
                                                 ----------          ----------
                                                 $9,004,133          $8,578,646
                                                 ==========          ==========

5.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment are stated at cost.

     Depreciation is provided on the straight-line method over the estimated useful lives, which are generally not greater than five years. Leasehold improvements are amortized over the life of the lease or estimated useful life, if shorter.

6.   PATENTS AND LICENSES
     --------------------

     The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which range from 8 to 12 years.

7.   INCOME PER SHARE
     ----------------

     Income per share computations are based on the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effects from the assumed exercise of stock options and warrants computed using the treasury stock method. The shares used to calculate primary earnings per share were 13,478,434 for March 31, 1995 and 13,234,414 for April 1, 1994 . The shares used to calculate fully diluted earnings per share were 13,478,434 for March 31, 1995 and 13,234,414 for April 1, 1994.

8.   CASH EQUIVALENTS
     ----------------

     For purposes of the cash flow statements, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

9.   INTERIM ACCOUNTING POLICY
     -------------------------

     The accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should, therefore, be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 30, 1994.

     Certain reclassifications have been made to the April 1, 1994 consolidated financial statements to conform with the 1995 presentation.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (of a normal recurring nature) necessary to present fairly the Company's consolidated financial position as of March 31, 1995, its consolidated results of operations for the three months ended March 31, 1995 and April 1, 1994 and its consolidated cash flows for the three months ended March 31, 1995 and April 1, 1994.

PART 1 - ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS:


RESULTS OF OPERATIONS
- ---------------------

The following table sets forth for the periods: (1) the percentage which certain items reflected in the financial data bear to sales and, (2) the percentage increase of such items as compared to the indicated prior period.


                              Relationship To Total Revenues For      Percentage change
                                     Three Months ended               for Three Months
                              March 31, 1995      April 1, 1994        1995 vs 1994
                              ---------------   -----------------   -------------------
                                                                    Increase (Decrease)
Total Revenues                   100.0%              100.0%                 26.6%
Cost of Sales                     24.0                22.3                  36.5
General & Administrative          14.1                22.8                 (21.7)
Marketing & Selling               30.1                27.7                  37.4
Research & Development            10.1                11.5                  11.5
Other Income                       1.6                 4.5                 (55.1)
Net Income                        22.5                19.6                  45.4

REVENUES:
- ---------

The Company's revenues for the three months ended March 31, 1995 were $7.3 million compared to $5.8 million for three months ended April 1, 1994, a 26.6% increase. The primary reason for this increase is expanding international sales in Europe, South Africa, Australia, and the continuing acceptance of STAAR's product in the U.S. The Company did not report any royalty payments in the current quarter and expect royalties to be minimal if any for the remainder of the year.

COST OF SALES:
- --------------

The Cost of Sales increased to 24.0% of revenues for the three months ended March 31, 1995 from 22.3% of revenues for the three months April 1, 1994. The primary reasons for this increase were reduced pricing of the Company's products in the domestic market.

GENERAL & ADMINISTRATIVE (G&A):
- -------------------------------

G&A expense decreased to 14.1% of revenues for the three months ended March 31, 1995 from 22.8% of revenues for the three months ended April 1, 1994. This decrease is the result of a continued focus on controlling G&A expense and the result of fewer management personnel.

MARKETING AND SELLING (M&S):
- ----------------------------

Marketing and selling expenses increased to 30.1% of revenues for the three months ended March 31, 1995 compared to 27.7% of revenues for the three months ended April 1, 1994. The primary reason for the increase is increased staffing internationally to achieve the current and expected increase in international sales and increased advertising cost.

RESEARCH AND DEVELOPMENT (R&D):
- -------------------------------

R&D expense decreased to 10.1% of revenues for the first quarter ending March 31, 1995 compared to 11.5% of revenues for the first quarter ending April 1, 1994. The Company expects to continue to spend around ten percent of revenues for the continued development and approval of products currently in the development stage and for new products in the research stage.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of March 31, 1995, the Company had a current ratio of 3.6:1, net working capital of $14.8 million and net equity of $23.3 million compared to December 30, 1994 when the Company's ratio was 3.4:1, its net working capital was $14.2 million, and its net equity was $22.0 million.

The Company used approximately $1.0 million of its working capital in the first quarter of 1995 to buy back approximately 100,000 shares of its common stock. The Company, as management determines feasible, will continue to buy back up to 1,000,000 shares of common stock, options and/or warrants.

The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations. Should additional funding be needed the Company believes that as long as the financial position of the Company remains constant, these funds could be obtained.


PART II - ITEM 1

OTHER INFORMATION
- -----------------

On April 3, 1995, the Company received approval of its Ultraviolet ("UV") absorbing material by the U.S. Food and Drug Administration ("FDA") for use in Intraocular lenses ("IOL") in the United States.

Item 6. Exhibits and Reports on Form 8-K
        -------------------------------

        Exhibits
        --------

          27        Financial Data Schedule

        Reports on Form 8-K.
        --------------------

            None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             STAAR SURGICAL COMPANY



Date:  May 15, 1995                    By: /s/ WILLIAM C. HUDDLESTON
                                       -----------------------------
                                       William C. Huddleston
                                       Chief Financial Officer and
                                       Duly Authorized Officer
                                       (principal accounting and financial
                                       officer for the quarter)