Form 10-Q
period 1995-06-30
STAAR SURGICAL COMPANY
filed 1995-08-14
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended . . . . . . . . . . . . . . . June 30, 1995

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number . . . . . . . . . . . . . . . . . . . . . . 0-11634

                            STAAR SURGICAL COMPANY
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    YES   X    NO
                                                  ---      ---

The Registrant has 12,772,176 shares of common stock, par value $0.01 per share, issued and outstanding as of August 4, 1995.

Total number of sequentially numbered pages in this document:  11

                            STAAR SURGICAL COMPANY

                                     INDEX

PART I                                                             PAGE NUMBER
Item 1 - Financial Information

         Condensed Consolidated Balance Sheets -  June 30, 1995
         and December 30, 1994...................................            3

         Condensed Consolidated Statements of Income -
         Three and Six Months Ended June 30, 1995 and
         July 1, 1994............................................            4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1995 and July 1, 1994.........            5

         Notes to Condensed Consolidated Financial Statements....            6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................            8

PART II

         Other Information........................................           9

         Signature Page...........................................          10

                            STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                     JUNE 30, 1995    DECEMBER 30, 1994
------                                     --------------   -----------------
Current assets:

   Cash and cash equivalents                $  3,915,772         $  3,203,887
   Accounts receivable, less allowance
    for doubtful accounts and estimated
    returns                                    6,161,859            5,307,708

   Inventories                                 8,940,597            8,578,646
   Prepaids, deposits and other current
    assets                                       917,865              609,623

   Deferred income tax                         2,400,000            2,400,000
                                            ------------         ------------
     Total current assets                     22,336,093           20,099,864

Investment in joint venture                    2,077,144            1,791,485
Property, plant and equipment, net             4,308,074            4,035,562
Patents and licenses, net                      2,996,248            1,885,898
Other assets                                   1,312,277            1,075,392
                                            ------------         ------------
     Total Assets                           $ 33,029,836         $ 28,888,201
                                            ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable                            $  2,316,439         $  1,465,850
   Current portion of long-term debt             904,238              326,375
   Accounts payable                            1,005,620            1,109,364
   Other current liabilities                   2,964,031            3,032,777
                                            ------------         ------------
     Total current liabilities                 7,190,328            5,934,366
                                            ------------         ------------
Long term debt                                 1,091,045              571,755
Deferred gain on sale of license                 237,500              331,250
Other long term liabilities                       16,315               21,871
                                            ------------         ------------
     Total liabilities                         8,535,188            6,859,242
                                            ------------         ------------
Stockholders' equity:
   Common stock $0.01 par value,
    20,000,000 shares authorized;
    issued and outstanding 12,730,909
    at June 30, 1995 and 12,704,461 at
    December 30, 1994                            127,309              127,045

   Capital in excess of par value             40,206,656           41,158,736
   Accumulated deficit                       (13,513,302)         (16,930,807)
                                            ------------         ------------
                                              26,820,663           24,354,974
Notes and other receivables                   (2,326,015)          (2,326,015)
                                            ------------         ------------
     Total stockholders' equity               24,494,648           22,028,959
                                            ------------         ------------
Total Liabilities and Stockholders'
  Equity                                    $ 33,029,836         $ 28,888,201
                                            ============         ============

                            STAAR SURGICAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 ------------------                ----------------
REVENUES                                   JUNE 30, 1995    JULY 1, 1994    JUNE 30, 1995    JULY 1, 1994
--------                                   --------------   -------------   --------------   -------------
Sales                                         $8,447,741      $6,266,892      $15,755,340     $11,799,890
Royalty Income                                      ----         321,059             ----         560,059
                                              ----------      ----------      -----------     -----------
        Total Revenues                         8,447,741       6,587,951       15,755,340      12,359,949

Cost of Sales                                  2,027,465       1,456,833        3,781,375       2,741,828
                                              ----------      ----------      -----------     -----------
        Gross Profit                           6,420,276       5,131,118       11,973,965       9,618,121

Selling, General and Administrative
 Expenses:
        General & Administrative               1,180,985       1,207,620        2,210,784       2,522,871
        Marketing & Selling                    2,875,313       1,983,520        5,072,018       3,582,406
        Research & Development                   759,632         679,747        1,498,805       1,342,956
                                              ----------      ----------      -----------     -----------
Total Selling General & Administrative
 Expense                                       4,815,930       3,870,887        8,781,607       7,448,233

        Operating Income                       1,604,346       1,260,231        3,192,358       2,169,888
                                              ----------      ----------      -----------     -----------
Other Income (Expense)
        Equity in Earnings of Joint
         Venture                                 149,820         178,026          379,420         465,547
        Interest Expense - Net                  (102,569)        (51,963)        (122,733)        (79,087)
        Other Expense                            176,000         (13,991)          83,452         (13,991)
                                              ----------      ----------      -----------     -----------
        Total Other Income - Net                 223,251         112,072          340,139         372,469

Income Before Income Taxes                     1,827,597       1,372,303        3,532,497       2,542,357
Income Tax Provision                              56,061          46,156          114,992          84,527
                                              ----------      ----------      -----------     -----------

   Net Income                                 $1,771,536      $1,326,147      $ 3,417,505     $ 2,457,830
                                              ==========      ==========      ===========     ===========
Income per Share:
   Primary                                         $0.13           $0.10            $0.26           $0.19
                                              ==========      ==========      ===========     ===========
   Fully Diluted                                   $0.13           $0.10            $0.26           $0.19
                                              ==========      ==========      ===========     ===========

                            STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                      ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               JUNE 30, 1995    JULY 1, 1994
------------------------------------------------               --------------   -------------
Cash flows from operating activities:
Net income                                                       $ 3,417,505     $ 2,457,830
Adjustments to reconcile operating  activities:
  Depreciation and amortization                                      687,051         579,600
  Income in equity of joint venture                                 (379,409)       (465,547)
  Services performed in satisfaction of notes receivable                ----          35,157
  Stock issued in exchange for services                              325,000         346,125
  Other                                                               (6,695)          9,658
  Change in working capital                                       (1,696,834)     (2,353,320)
                                                                 -----------     -----------
  Net cash provided by operating activities                        2,346,618         609,503

Cash flows from investing activities:
  Acquisition of property, plant and equipment                      (835,943)       (824,518)
  Increase in patent and licenses                                 (1,469,716)       (660,327)
                                                                 -----------     -----------
  Net cash used in investing activities                           (2,305,659)     (1,484,845)

Cash flows from financing activities:
  Net borrowings under debt financing                              1,947,742         (78,869)
  Proceeds from exercise of stock options & warrants                 239,846         370,870
  Payments for repurchase of common stock                         (1,516,662)           ----
                                                                 -----------     -----------
  Net cash provided by financing activities                          670,926         292,001

Increase (decrease) in cash and cash equivalents                     711,885        (583,341)

Cash and cash equivalents at beginning of period                   3,203,887       1,401,410
                                                                 -----------     -----------
Cash and cash equivalents at end of period                       $ 3,915,772     $   818,069
                                                                 ===========     ===========

                            STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995
                                 -------------


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

3.   EXPORT SALES
     ------------

     During the six months ended June 30, 1995 and July 1, 1994, the Company had export sales primarily to Europe and South Africa, South America, Australia and Japan, of approximately $3,480,000 and $1,594,000.

4.   INVENTORIES
     -----------

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at June 30, 1995 and December 30, 1994.

                                            June 30, 1995   December 30, 1994
                                            -------------   -----------------
     Raw materials and purchased parts         $1,139,988          $  602,058
     Work in process                            1,315,717           1,263,943
     Finished goods                             6,484,892           6,712,645
                                               ----------          ----------
                                               $8,940,597          $8,578,646
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

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995
                                 -------------


7.   INCOME PER SHARE
     ----------------

     Income per share computations are based on the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effects from the assumed exercise of stock options and warrants computed using the treasury stock method. The shares used to calculate primary earnings per share were 13,333,525 for June 30, 1995 and 12,977,237 for July 1, 1994 . The shares used to calculate fully diluted earnings per share were 13,333,525 for June 30, 1995 and 12,977,237 for July 1, 1994.

8.   CASH EQUIVALENTS
     ----------------

     For purposes of the cash flow statement, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

     Certain reclassifications have been made to the July 1, 1994 consolidated financial statements to conform with the 1995 presentation.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (of a normal recurring nature) necessary to present fairly the Company's consolidated financial position as of June 30, 1995 and December 30, 1994, its consolidated statements of income for the three and six months ended June 30, 1995 and July 1, 1994 and its consolidated cash flows for the six months ended June 30, 1995 and July 1, 1994.

PART 1 - ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS:


RESULTS OF OPERATIONS
---------------------

The following table sets forth for the periods: (1) the percentage which certain items reflected in the financial data bear to sales and, (2) the percentage increase of such items as compared to the indicated prior period.

                               Relationship To Total Revenues For     Percentage change
                                        Six Months ended               for Six Months
                                June 30, 1995       July 1, 1994        1995 vs 1994
                              -----------------   ----------------   -------------------
                                                                          Increase (Decrease)
Total Revenues                           100.0%             100.0%                 27.5%
Cost of Sales                             24.0               22.2                  37.9
General & Administrative                  14.0               20.4                 (12.4)
Marketing & Selling                       32.2               29.0                  41.6
Research & Development                     9.5               10.9                  11.6
Other Income                               2.2                3.0                  (8.7)
Net Income                                21.7               19.9                  39.1

REVENUES:
---------

The Company's revenues for the six months ended June 30, 1995 were $15.8 million compared to $12.3 million for six months ended July 1, 1994, a 27.5% increase. The primary reason for the increase is expanding international sales in Europe, South Africa, Australia; and continued acceptance of STAAR's product in the U.S. The Company did not report royalty payments for the six months ended June 30, 1995 and expect royalties to be minimal, if any, for the remainder of the year.

COST OF SALES:
--------------

Cost of Sales increased to 24.0% of revenues for the three and six months ended June 30, 1995 from 22.1% and 22.2% of revenues for the same periods ended July 1, 1994. The primary reason for the increase was reduced pricing of the Company's products in the domestic market.

GENERAL & ADMINISTRATIVE (G&A):
-------------------------------

G&A expense decreased to 14.0% of revenues for the three months and six months ended June 30, 1995 from 18.3% and 20.4% of revenues for the same periods ended July 1, 1994. The decrease is the result of continued focus in controlling G&A expense.

MARKETING AND SELLING (M&S):
----------------------------

Marketing and selling expenses increased to 34.0% and 32.2% of revenues for the three months and six months ended June 30, 1995 compared to 30.1% and 29.0% of revenues for the three and six months ended July 1, 1994. The primary reasons for the increase are increased staffing internationally in order to achieve current and expected increases in international revenues as well as a result of increased advertising costs.

RESEARCH AND DEVELOPMENT (R&D):
-------------------------------

R&D expense decreased to 9.0% and 9.5% of revenues for the three and six months ending June 30, 1995 compared to 10.3% and 10.9% of revenues for the three and six months ending July 1, 1994. The Company expects to continue to spend around ten percent of revenues for the continued development and approval of products currently in the development stage and for new products in the research stage.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1995, the Company had a current ratio of 3.1:1, net working capital of $15.1 million and net equity of $24.5 million compared to December 30, 1994 when the Company's ratio was 3.4:1, its net working capital was $14.2 million, and its net equity was $22.0 million.

The Company used approximately $1.5 million of its working capital during the first six months of 1995 to buy back approximately 176,500 shares of its common stock. The Company, as management determines feasible, will continue to buy back up to 1,000,000 shares of common stock, options and/or warrants.

The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations. Should additional funding be needed the Company believes that as long as the financial position of the Company remains constant, these funds could be obtained.



PART II - ITEM 1


OTHER INFORMATION
-----------------

On April 3, 1995, the Company received approval of its Ultraviolet ("UV") absorbing material by the U.S. Food and Drug Administration ("FDA") for use in Intraocular lenses ("IOL") in the United States.

On April 13, 1995, the Company filed a lawsuit against Alcon Laboratories, Inc. "Alcon" in Los Angeles Superior Court concerning breach of contract, specific performance and other items relating to Alcon's license to the Company, Patent Number 4,573,998, entitled "Methods for Implantation of Deformable Intraocular Lens Structures". This followed an April 12, 1995 lawsuit against the Company from Alcon in the U.S. District Court in Delaware, concerning the same patent for non-infringement and other patent related matters. The Company filed a motion in Delaware to dismiss the Alcon complaint or as an alternative, transfer the actions to California.

On July 31, 1995, U.S. District Court for the Central District of California ruled the Company's Antitrust action against Allergan Medical Optics should go forward. In a companion ruling the Court further lifted its stay of discovery of infringement, patent validity, and other issues concerning the U.S. Patent Number 4,681,102 (known as the 102 Patent). The Antitrust action and discovery on these patent issues had previously been stayed pending a determination of ownership of the 102 Patent. During the proceedings the Court also confirmed a June 19, 1995 jury ruling that Microtech is the owner of the 102 Patent. The 102 Patent relates to an insertion device, known as the Bartell Shooter which in the past was used by some surgeons during cataract surgery. The Court did not determine any issue as to infringement of the 102 Patent. The Company believes the 102 Patent will be deemed to be invalid and unenforceable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             STAAR SURGICAL COMPANY



Date:  August 14, 1995                 By:\William C. Huddleston
                                       -------------------------
                                       William C. Huddleston
                                       Chief Financial Officer and
                                       Duly Authorized Officer
                                       (principal accounting and financial
                                       officer for the quarter)