Form 10-Q
period 1995-09-29
STAAR SURGICAL COMPANY
filed 1995-11-15
CIK 718937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended . . . . . . . . . . . . . . .  September 29, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    YES    X    NO
                                                  -----     -----

The Registrant has 12,745,765 shares of common stock, par value $0.01 per share, issued and outstanding as of November 10, 1995.

Total number of sequentially numbered pages in this document:  8

                            STAAR SURGICAL COMPANY

                                     INDEX

                                                                                       PAGE NUMBER
PART I
Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - September 29, 1995
         and December 30, 1994.........................................................          1

         Condensed Consolidated Statements of Income -  Three and Nine Months Ended
         September 29, 1995 and September 30, 1994.....................................          2

         Condensed Consolidated Statements of Cash Flows - Nine Month Ended
         September 29, 1995 and September 30, 1994.....................................          3

         Notes to Condensed Consolidated Financial Statements..........................          4

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................          6


PART II

         Other Information.............................................................          7

         Signature Page................................................................          8

                            STAAR SURGICAL COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       SEPTEMBER 29, 1995    DECEMBER 30, 1994
                                                       ------------------    -----------------
ASSETS
------
Current assets:
  Cash and cash equivalents                               $  4,100,066          $  3,203,887
  Accounts receivable, less allowance for doubtful           6,308,416             5,307,708
    accounts and estimated returns
  Inventories                                                9,242,616             8,578,646
  Prepaids, deposits and other current assets                1,226,039               609,623
  Deferred income tax                                        2,400,000             2,400,000
                                                          ------------          ------------
    Total current assets                                    23,277,137            20,099,864

Investment in joint venture                                  2,196,144             1,791,485
Property, plant and equipment, net                           4,480,315             4,035,562
Patents and licenses, net                                    3,298,209             1,857,729
Other assets                                                 1,618,318             1,103,561
                                                          ------------          ------------
    Total Assets                                          $ 34,870,123          $ 28,888,201
                                                          ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                                           $  2,170,470          $  1,465,850
  Current portion of long-term debt                            819,148               326,375
  Accounts payable                                           1,176,640             1,109,364
  Other current liabilities                                  2,835,457             3,032,777
                                                          ------------          ------------
    Total current liabilities                                7,001,715             5,934,366
                                                          ------------          ------------
Long term debt                                               1,091,128               571,755
Deferred gain on sale of license                               190,625               331,250
Other long term liabilities                                     13,373                21,871
                                                          ------------          ------------
    Total liabilities                                        8,296,841             6,859,242
                                                          ------------          ------------
Stockholders' equity:
  Common stock $0.01 par value,
  20,000,000 shares authorized;
  issued and outstanding 12,655,804
  at September 29, 1995 and
  12,704,461 at December 30, 1994                              126,558               127,045
  Capital in excess of par value                            40,178,717            41,158,736
  Accumulated deficit                                      (11,405,978)          (16,930,807)
                                                          ------------          ------------
                                                            28,899,297            24,354,974
Notes and other receivables                                 (2,326,015)           (2,326,015)
                                                          ------------          ------------
    Total stockholders' equity                              26,573,282            22,028,959
                                                          ------------          ------------
Total Liabilities and Stockholders' Equity                $ 34,870,123          $ 28,888,201
                                                          ============          ============

                            STAAR SURGICAL COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              ----------------------------------------    ----------------------------------------

REVENUES                                      SEPTEMBER 29, 1995    SEPTEMBER 30, 1994    SEPTEMBER 29, 1995    SEPTEMBER 30, 1994
--------                                      ------------------    ------------------    ------------------    ------------------

Sales                                              $8,958,550            $6,580,019           $24,713,890           $18,379,909
Royalty income                                           ----               333,221                  ----               893,280
                                                   ----------            ----------           -----------           -----------
   Total revenues                                   8,958,550             6,913,240            24,713,890            19,273,189
Cost of sales                                       2,183,496             1,644,660             5,964,871             4,386,488
                                                   ----------            ----------           -----------           -----------
   Gross profit                                     6,775,054             5,268,580            18,749,019            14,886,701

Selling, general and administrative expenses:
   General and administrative                       1,336,591             1,079,503             3,547,375             3,602,374
   Marketing and selling                            2,508,820             2,088,952             7,580,838             5,671,358
   Research and development                           773,906               662,746             2,272,711             2,005,702
                                                   ----------            ----------           -----------           -----------
Total selling general and administrative expense    4,619,317             3,831,201            13,400,924            11,279,434

   Operating income                                 2,155,737             1,437,379             5,348,095             3,607,267
                                                   ----------            ----------           -----------           -----------
Other income (expense)
   Equity in earnings of joint venture                165,882               344,038               545,302               809,585
   Interest expense - net                             (32,716)              (51,597)             (155,449)             (130,684)
   Other expense                                     (126,653)                1,652               (43,201)              (12,339)
                                                   ----------            ----------           -----------           -----------
   Total other income - net                             6,513               294,093               346,652               666,562

Income before income taxes                          2,162,250             1,731,472             5,694,747             4,273,829
Income tax provision                                   54,926                50,844               169,918               135,371
                                                   ----------            ----------           -----------           -----------
   Net income                                      $2,107,324            $1,680,628           $ 5,524,829           $ 4,138,458
                                                   ==========            ==========           ===========           ===========
Income per share:
   Primary                                         $     0.16            $     0.13           $      0.41           $      0.32
                                                   ==========            ==========           ===========           ===========
   Fully diluted                                   $     0.16            $     0.13           $      0.41           $      0.32
                                                   ==========            ==========           ===========           ===========

                            STAAR SURGICAL COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                           ----------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           SEPTEMBER 29, 1995    SEPTEMBER 30, 1994
------------------------------------------------           ------------------    ------------------
Cash flows from operating activities:
Net income                                                     $ 5,524,829           $ 4,138,458
Adjustments to reconcile operating activities:
   Depreciation and amortization                                 1,052,676               825,030
   Income in equity of joint venture                              (545,284)             (809,585)
   Services performed in satisfaction of notes receivable             ----                46,875
   Stock issued in exchange for services                           325,000               346,125
   Other                                                           (30,117)               29,764
   Change in working capital                                    (2,411,138)           (3,682,735)
                                                               -----------           -----------
   Net cash provided by operating activities                     3,915,966               893,932

Cash flows from investing activities:
   Acquisition of property, plant and equipment                 (1,354,302)           (1,103,689)
   Increase in patent and licenses                              (2,076,745)             (578,626)
                                                               -----------           -----------
   Net cash used in investing activities                        (3,431,047)           (1,682,315)

Cash flows from financing activities:
   Net borrowings under debt financing                           1,716,766              (332,104)
   Proceeds from exercise of stock options & warrants              211,156               704,495
   Proceeds from collection of notes receivable                       ----                25,000
   Payments for repurchase of common stock                      (1,516,662)                 ----
                                                               -----------           -----------
   Net cash provided by financing activities                       411,260               397,391

Increase (decrease) in cash and cash equivalents                   896,179              (390,992)

Cash and cash equivalents at beginning of period                 3,203,887             1,401,410
                                                               -----------           -----------
Cash and cash equivalents at end of period                     $ 4,100,066           $ 1,010,418
                                                               ===========           ===========

                            STAAR SURGICAL COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 29, 1995


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

     Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation.

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

3.   EXPORT SALES
     ------------

     During the nine months ended September 29, 1995 and September 30, 1994, the Company had export sales primarily to Europe and South Africa, South America, Australia and Japan, of approximately $5,373,339 and $2,865,000.

4.   INVENTORIES
     -----------

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at September 29, 1995 and December 30, 1994.

                                       September 29, 1995   December 30, 1994
                                       ------------------   -----------------
Raw materials and purchased parts          $  806,430          $  602,058
Work in process                             2,186,168           1,263,943
Finished goods                              6,250,018           6,712,645
                                           ----------          ----------
                                           $9,242,616          $8,578,646
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

                            STAAR SURGICAL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 29, 1995


6.   PATENTS AND LICENSES
     --------------------

     The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which range from 8 to 12 years.

7.   INCOME PER SHARE
     ----------------

     Income per share computations are based on the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effects from the assumed exercise of stock options and warrants computed using the treasury stock method. The shares used to calculate primary earnings per share were 13,335,359 for September 29, 1995 and 13,005,984 for September 30, 1994.
     The shares used to calculate fully diluted earnings per share were 13,425,071 for September 29, 1995 and 13,045,319 for September 30, 1994.

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

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (of a normal recurring nature) necessary to present fairly the Company's consolidated financial position as of September 29, 1995 and December 30, 1994, its consolidated statements of income for the three and nine months ended September 29, 1995 and September 30, 1994 and its consolidated cash flows for the nine months ended September 29, 1995 and September 30, 1994.

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

                                 Relationship To Total Revenues For        Percentage change
                                          Nine Months ended                 for Nine Months
                              September 29, 1995    September 30, 1994       1995 vs 1994
                              ------------------    ------------------    -------------------
                                                                          Increase (Decrease)
Total Revenues                       100.0%                100.0%                 28.2%
Cost of Sales                         24.1                  22.8                  36.0
General & Administrative              14.4                  18.7                  (1.5)
Marketing & Selling                   30.7                  29.4                  33.7
Research & Development                 9.2                  10.4                  13.3
Other Income                           1.4                   3.5                 (48.0)
Net Income                            22.4                  21.5                  33.5

REVENUES:
---------

The Company's revenues for the nine months ended September 29, 1995 were $24.7 million compared to $18.4 million for nine months ended September 30, 1994, a 28.2% increase. The primary reason for the increase is expanding international sales in Europe, South Africa, Australia, and South America; and continued acceptance of STAAR's product in the U.S. The Company did not report royalty payments for the nine months ended September 29, 1995 and expect royalties to be minimal, if any, for the remainder of the year. However, the Company does expect to report royalty income in 1996.

COST OF SALES:
--------------

Cost of Sales increased to 24.4% and 24.1% of revenues for the three and nine months ended September 29, 1995 from 23.8% and 22.8% of revenues for the same periods ended September 30, 1994. The primary reason for the increase was reduced pricing of the Company's products in the domestic market.

GENERAL & ADMINISTRATIVE (G&A):
-------------------------------

G&A expense decreased to 14.9% and 14.4% of revenues for the three months and nine months ended September 29, 1995 from 15.6% and 18.7% of revenues for the same periods ended September 30, 1994. The decrease is the result of continued focus in controlling G&A expense.

MARKETING AND SELLING (M&S):
----------------------------

Marketing and selling expenses decreased to 28.0% and increased 30.7% of revenues for the three months and nine months ended September 29, 1995 compared to 30.2% and 29.4% of revenues for the three and nine months ended September 30, 1994. Increases are a result of additional staffing internationally in order to achieve current and expected increases in international revenues as well as a result of increased advertising costs.

RESEARCH AND DEVELOPMENT (R&D):
-------------------------------

R&D expense decreased to 8.6% and 9.2% of revenues for the three and nine months ending September 29, 1995 compared to 9.6% and 10.4% of revenues for the three and nine months ending September 30, 1994. The Company expects to continue to spend around ten percent of revenues for the continued development and approval of products currently in the development stage and for new products in the research stage.

INCOME TAXES
------------

Based on current and expected income levels, the Company expects to record an income tax benefit in the fourth quarter as a result of the recognition of the deferred tax asset through the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 29, 1995, the Company had a current ratio of 3.3:1, net working capital of $16.3 million and net equity of $26.6 million compared to December 30, 1994 when the Company's ratio was 3.4:1, its net working capital was $14.2 million, and its net equity was $22.0 million.

The Company used approximately $1.5 million of its working capital during the first nine months of 1995 to buy back approximately 176,500 shares of its common stock. The Company, as management determines feasible, will continue to buy back up to 1,000,000 shares of common stock, options and/or warrants.

The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations or debt financing. Should additional funding be needed the Company believes that as long as the financial position of the Company remains constant, these funds could be obtained.



PART II - ITEM 1


OTHER INFORMATION
-----------------

On April 13, 1995, the Company filed a lawsuit against Alcon Laboratories, Inc. "Alcon" in Los Angeles Superior Court concerning breach of contract, specific performance and other items relating to Alcon's license with the Company, Patent Number 4,573,998, entitled "Methods for Implantation of Deformable Intraocular Lens Structures". This followed an April 12, 1995 lawsuit against the Company from Alcon in the U.S. District Court in Delaware, concerning the same patent for non-infringement and other patent related matters. The Company filed a motion in Delaware to dismiss the Alcon complaint or as an alternative, transfer the actions to California. In October 1995, the motion to transfer the action to California was granted.

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


                             STAAR SURGICAL COMPANY



Date:  November 14, 1995               By: /s/ William C. Huddleston
                                       ----------------------------------
                                       William C. Huddleston
                                       Chief Financial Officer and
                                       Duly Authorized Officer
                                       (principal accounting and financial
                                       officer for the quarter)