Form 10-K
period 1995-12-29
STAAR SURGICAL COMPANY
filed 1996-03-28
CIK 718937

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended December 29, 1995
                              -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
    For the transition period from __________________ to _______________________

    Commission file number 0-11634
                           -------

                            STAAR SURGICAL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                               95-3797439
----------------------------------------    ------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


        1911 Walker Avenue
       Monrovia, California                              91016
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code):         (818) 303-7902
                                                      -------------------------
Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
           ---------------------------------------------------------
                               (Title of Class)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1996 was approximately $138,177,000 based upon the closing price per share of the Common Stock of $13 on that date.

      The number of shares outstanding of the issuer's classes of Common Stock as of March 25, 1996:

Common Stock, $.01 Par Value -- 12,843,048 shares
-------------------------------------------------

                       DOCUMENT INCORPORATED BY REFERENCE

      Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

(A)   GENERAL
      -------

      OVERVIEW

      STAAR Surgical Company ("STAAR" or the "Company") is a publicly traded (NASDAQ symbol "STAA") developer, manufacturer and worldwide distributor of products used in micro or less invasive ophthalmic surgery. The Company's primary products are its "foldable" intraocular lenses ("IOLs") used in cataract replacement surgery. The Company is in the process of introducing for sale within certain selected international countries two unique ophthalmic products which have been under active development for the past several years. These ophthalmic products are a "wick" style glaucoma implant (the "Glaucoma Wick") intended to offer a more effective and longer-term solution for patients suffering from glaucoma, a leading cause of blindness worldwide, and an implantable refractive contact lens ("ICL") for persons suffering from normal vision problems including myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. The Company believes this latter product will provide a superior solution for patients who seek to correct their vision problems through available surgical techniques, such as radial keratotomy or laser surgery. The Company is also in the process of introducing for commercial sale in selected foreign countries a new hyaluronic acid-based viscoelastic solution called STAARVISC/tm/, to be used during implantation of foldable IOLs and ICLs using microsurgical procedures.

      DEVELOPMENT OF BUSINESS OVER PAST FIVE YEARS AND RELEVANT PRIOR EVENTS

      The Company was incorporated in California in 1982 as a successor to a partnership for the purpose of developing, producing, and marketing IOLs and other products for ophthalmic surgery. The Company was reincorporated in Delaware in April 1986.

      In 1982 and 1983 the Company's operations consisted mainly of research and development and preliminary marketing and capital raising activities. In 1982 the Company commenced the development of foldable IOLs in association with Dr. Thomas R. Mazzocco, M.D., who patented the concept of folding or otherwise deforming an IOL for insertion into the eye through microsurgical procedures (the "Mazzocco Patent"). The Company acquired the Mazzocco Patent, and began production and sale of foldable IOLs in 1986 for implantation in connection with clinical studies for such products. The United States Food and Drug Administration (the "FDA") granted pre-market approval to fully market the Company's two primary IOL products, its foldable ELASTIC/tm/ and ELASTIMIDE/tm/ IOLs, in September 1991, and pre-market approval to fully market ultra-violet versions of these products in April 1995.

      Commencing in 1987, the Company began to suffer serious financial difficulties, culminating in an $8 million capital deficiency in 1989, due to a variety of factors, including (1) losses attributable to the Company's investment in fields unrelated to micro or minimally invasive ophthalmic surgery, such as its acquisition of Frigitronics of Conn., Inc., a manufacturer of cryosurgical equipment and diagnostic and surgical instruments; (2) delays in obtaining FDA approvals to fully market the Company's foldable IOLs within the United States; (3) cost containment policies of Medicare and other government medical reimbursement plans which affected the Company's ability to compete in the United States market for hard (non-foldable) IOLs (the Company discontinued its hard IOL product line following FDA approval of its foldable IOLs); and (4) continuing costs of litigation relating to a battle for control of the Company and challenges to the Company's core Mazzocco Patent by competitors.

      The current directors and new senior management took control of the Company in late 1989, and refocused the direction of the Company to its original objective of concentrating on ophthalmic products used with micro or less invasive ophthalmic surgical techniques. The new management team effected a turn-around by: (1) obtaining FDA approval in September 1991 to fully market its foldable IOLs within the United States; (2) raising capital to eliminate the Company's capital deficiency and providing cash flow to continue operations from the licensing of technology, disposition of unrelated businesses or assets, and private placements of securities; (3) resolving and settling litigation relating to the Company's core Mazzocco Patent and other matters; (4) developing a state-of-the-art manufacturing facility; (5) establishing a domestic and international sales and marketing organization; and (6) establishing a research and development organization which has allowed the Company to identify and develop new and innovative products, such as the Glaucoma Wick and ICL.

      In March 1993 the Company acquired worldwide distribution rights, and in 1995 the Company acquired worldwide license rights, from Intersectoral Research and Technology Complex Eye Microsurgery ("IRTC"), a Russian Federation entity located in Moscow, Russia, to certain of IRTC's proprietary products. Among these products are IRTC's biocompatible glaucoma devices and its biocompatible materials for IOLs. The Company has since adopted IRTC's biocompatible material and glaucoma device design for the Company's Glaucoma Wick, and has incorporated IRTC's biocompatible materials for use with the Company's proprietary ICL design.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

      Through 1995 the Company operated primarily within the cataract product segment of the overall ophthalmic market. Information relating to the Company's financial condition for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993 is set forth below in "Item 8 - Financial Statements and Supplementary Data." The Company commenced commercial sales of a nominal quantity of its Glaucoma Wick in the fourth quarter of 1995.

(C)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

      MARKETS

      The following constitutes a general description of each market segment of the overall ophthalmic market in which the Company competes or will compete:

      CATARACT MARKET

      The market for cataract products generally relates to medical devices for use in restoring the eyesight of patients who suffer from cataracts, an irreversible ophthalmic condition wherein the eye's natural lens loses its usual transparency and becomes opaque. The principal products sold in this market are intraocular lenses, or IOLs, which are implanted into the eye (after the cataractous lens of the eye is removed) to restore eyesight. The Company's principal products are its foldable IOLs for use with advanced cataract surgical procedures which enable foldable IOLs to be inserted through a smaller incision in the eye than the prior-generation "hard" IOLs.

      Cataracts occur in approximately one-half of Americans between the ages of 65 and 75, and approximately 70% of those over age 75. Industry sources estimate that approximately 1.7 million IOLs were implanted in the United States in 1995, generating approximately $221 million in sales. The Company believes that sales of foldable IOLs in the United States during this period totalled approximately 37% of total sales, up from approximately 15% in 1992). The Company believes that the share of the domestic market held by foldable IOLs will increase to approximately 70% to 80% within the next three to five years.

      The Company believes approximately 2.2 to 2.5 million IOLs were implanted outside of the United States during 1995 (not including China and Russia) generating approximately $400 million of sales. The Company believes that approximately 15% of the international market is presently using foldable IOLs. The Company believes that the international market will track the domestic market and that approximately 70% to 80% of the international market will use foldable IOLs within the next three to seven years.

      GLAUCOMA MARKET

      The glaucoma segment of the ophthalmic market generally relates to drug treatments and/or traditional or laser surgical procedures for use in mitigating the effects of glaucoma, a leading cause of blindness worldwide. Glaucoma is a medical condition which causes irreversible damage to the optic nerve from excessive intraocular eye pressure. None of the current treatments or medical procedures for glaucoma offers a permanent cure, and blindness eventually results in most cases.

      The Company believes that glaucoma afflicts approximately two million persons in the United States annually. Most patients undergo prescribed drug therapy. The Company believes the number of people afflicted with glaucoma internationally far exceeds that within the United States.

      The Company's newly introduced Glaucoma Wick is a unique product which the Company believes provides a more effective and longer-term (and potentially permanent) solution for patients suffering from glaucoma than drugs or existing surgical procedures. The Company believes this product could capture a significant portion of the worldwide market for glaucoma products.

      REFRACTIVE SURGERY MARKET

      The refractive surgery segment of the ophthalmic market generally relates to traditional or laser surgical procedures for use in correcting vision problems. Vision impairment is a common worldwide healthcare problem. The Company estimates that over one-half of the world's population suffers from common vision problems such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. In the United States, approximately 140 million people currently use some form of eyewear to correct for the refractive conditions that cause common vision problems. Studies indicate that many eyewear users are seeking alternative solutions to their vision problems that will eliminate or reduce the inconvenience of eyewear. The two most prevalent surgical techniques that have emerged in response to this need are radial keratotomy ("RK"), a conventional surgical technique, and photo refractive keratectomy ("PRK"), a surgical technique performed with the use of a laser. It is estimated that a total of more than one million RK procedures have been performed in the United States, most of which have occurred since 1989.
Surgeons have used PRK, a more recently developed refractive surgery technique, in an estimated 600,000 procedures to date worldwide, with a very limited number occurring in the United States where the procedure has, until recently, been in the investigational stage.

      The worldwide market for corrective eye-glasses, external contact lenses, and conventional and laser surgical corrective procedures cannot be calculated at this time, although the Company believes that it ranges from $1 billion to $11 billion. The portion of this market which ICLs could capture cannot be calculated at this time.

      The Company's ICLs, which will be introduced in certain foreign countries in early 1996, are a unique ophthalmic product which the Company believes will provide a superior solution for patients who seek to resolve their vision problems through available surgical techniques, such as radial keratotomy or laser surgery. The Company believes this product could capture a significant portion of the worldwide market for refractive surgical procedures.

      VISCOELASTIC SOLUTION MARKET

      The viscoelastic solution segment of the ophthalmic market generally refers to chemical solutions used during IOL surgery to maintain the shape of and to otherwise protect the eye. This product will also be used for implantation of ICLs. The Company is in the process of introducing for commercial sale in selected foreign countries a new hyaluronic acid-based viscoelastic solution called STAARVISC/tm/.

      Industry studies indicate that approximately 2.3 million units of viscoelastic solution were sold within the United States in 1995, generating approximately $126 million in sales. The international market for viscoelastic solution cannot be determined, however, management believes it is at least the size of the domestic market for this product.

      PRODUCTS

      The following is a general description, broken down by ophthalmic markets, of the Company's products.

      CATARACT PRODUCTS (INTRAOCULAR LENSES)

      Cataracts are an irreversible ophthalmic condition wherein the eye's natural lenses lose their usual transparency and become opaque. An opaque lens cannot properly collect incoming light from a distant object and deliver it in sharp focus to the retina. The conventional treatment for cataracts has been to surgically remove the cataractous lens and replace it with an IOL.

      The Company's principal products are its foldable IOLs for use in minimally invasive or micro surgical cataract procedures. Because the Company's IOLs may be folded, compressed or otherwise deformed, they can be implanted into the eye using an incision significantly smaller (approximately 2.8 mm) than the incision needed to insert the previous-generation hard IOLs (approximately 5mm to 10mm). The surgery can ordinarily be performed without sutures (or in some cases with only one or two sutures), which reduces the incidence of surgically induced astigmatism. The absence of or smaller number of sutures decreases eye trauma and the potential for infection, therefore, the patient experiences faster visual rehabilitation, earlier refractive stability and better post-surgical visual acuity than when hard IOLs are implanted through a larger incision. Finally, since foldable IOLs are typically implanted under topical anesthesia, anaesthesia-related complications are lesser than with hard IOLs which require the administration of local anesthesia through an injection into the eye in order to deaden the eye's nerves. These advantages reduce postoperative patient discomfort and pain, immobilization, hospitalization and recovery time, all of which translate into cost savings to patients, insurers, doctors, surgical centers, purchasing groups and hospitals.

      The Company's foldable IOLs come in two differently configured styles, the single-piece ELASTIC/tm/ model and the three-piece ELASTIMIDE/tm/ model. The selection of one model over another is primarily based upon the preference of the ophthalmologist. Sales of these products accounted for approximately 97% of the Company's total revenues for its 1993, 1994 and 1995 fiscal years, respectively.

      Patients with a pre-existing astigmatism comprise approximately 20% to 25% of the population who need cataract surgery. Therefore, the Company has developed for these patients and currently markets in certain foreign countries a toric version of its ELASTIC/tm/ IOL. A limited number of these toric IOLs are also implanted in patients within the United States for clinical study purposes pursuant to an Investigational Device Exemption granted by the FDA.
The Company anticipates that its clinical studies for this product will be completed, and that it will apply for FDA pre-market approval to market this product in the United States without restriction, in 1996. No assurance can be given that this time schedule can be met, or that FDA pre-market approval for this product will be obtained.

      As part of its approach to providing a complete line of complementary products for use in micro cataract surgery, the Company also manufactures and markets several styles of injectors and sterile cartridges, a phacoemulsification machine, and several styles of disposable and reusable surgical packs and ultrasonic cutting tips. The injectors, sterile cartridges, surgical packs and ultrasonic cutting tips can be sold to ophthalmic surgeons either separately or together with foldable IOLs as part of a "package."

      Lens injectors and sterile cartridges are used to insert foldable IOLs into the capsular bag of the eye. The Company's phacoemulsification machine, called the PHACO XL/tm/, is a completely automated computer-driven technologically advanced machine used by the ophthalmic surgeon in micro ophthalmic surgery to pulverize and remove the cataractous lens with ultrasonic cutting tips inserted through a small incision. The Company's ultrasonic cutting tips and disposable and reusable surgical packs are designed to be used with the Company's phacoemulsification machine.

      GLAUCOMA PRODUCTS (GLAUCOMA WICK)

      Glaucoma is a leading cause of blindness worldwide. Glaucoma is caused by a buildup of pressure in the eye resulting from poor drainage of the aqueous humor or eye fluid. The increase in pressure slowly damages a critical part of the vision pathway, the optic disc, resulting in a gradual loss of vision. Vision loss from glaucoma first occurs in the periphery of a patient's field of view, progresses to a patient's central vision, and finally results in total blindness.

      Presently there is no cure for glaucoma. The conventional approach to glaucoma is to medicate the patient on an interim basis with drugs administered through eye drops applied three or four times per day, and then to resort to invasive surgery using either traditional surgical procedures or laser treatments. Glaucoma drugs inhibit the build-up of intraocular fluids, thereby reducing intraocular pressure and eye damage. Conventional surgical procedures remove a portion of the eye's malfunctioning drainage tissue (called the trabecular meshwork) to create a channel for fluid to drain from the eye.

      In late 1995 the Company introduced its Glaucoma Wick for commercial sale in selected foreign countries, including France, Switzerland, South Africa, Italy and Austria, and intends to expand its introduction of this product into additional countries. The Glaucoma Wick is a unique and innovative device which promotes continuous drainage of excess eye fluid. The Glaucoma Wick is specifically designed for patients suffering from open-angled glaucoma, which is the most prevalent type of glaucoma, occurring in a large majority of the glaucoma patient population.

      The Glaucoma Wick is inserted into the eye using minimally-invasive surgical procedures which, unlike either traditional or laser glaucoma surgeries, does not require penetration of the anterior chamber of the eye. The Glaucoma Wick can be implanted under either local or topical anesthesia and can be performed on an outpatient basis. Management believes the Glaucoma Wick will afford the following advantages over existing medical treatments for glaucoma:
(i) the Glaucoma Wick will be a more effective treatment than conventional drugs and surgical procedures, providing better results and longer-term (and potentially permanent) benefits, (ii) the Glaucoma Wick avoids the side effects associated with existing drug treatments, (iii) the minimally invasive character of the surgery used to implant the Glaucoma Wick reduces the likelihood of occurrence of many of the severe complications associated with conventional and laser surgical procedures, and (iv) the Glaucoma Wick is more cost effective than existing glaucoma drug treatments.

      The Company expects adoption of the Glaucoma Wick by the market to occur at a slow to moderate pace since the Glaucoma Wick is a completely new product entailing a new type of surgical procedure. The Company intends to apply to the FDA during the first half of 1996 for 510(k) clearance to commercially market this product within the United States. No assurance can be given as to when or if FDA 510(k) clearance for this product will be given.

      Since 1987 the Company has also marketed its "molteno/tm/" style Glaucoma Shunt, an implant generally used at the latest stages of glaucoma, when conventional treatments have been performed and failed and vision is effectively lost, in order to relieve pain and save the eye from being removed. The Company will continue to supply this product for patients in the last stages of glaucoma.

      REFRACTIVE SURGERY PRODUCTS (IMPLANTABLE CONTACT LENSES)

      Early in 1996 the Company will begin the process of introducing its implantable contact lenses, or ICLs, for commercial sale in a limited number of selected foreign countries. ICLs can be implanted in the eye through a simple surgical procedure to permanently correct normal vision problems including myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. The Company has developed versions of its ICLs for near-sightedness and far-sightedness, and is currently working on the development of a toric version for astigmatism.

      The conventional treatment for vision problems such as myopia, hyperopia and astigmatism has been corrective eye-glasses or external contact lenses. In recent years a number of surgical alternatives have been developed which address low to moderate cases of myopia by reshaping the cornea, including laser surgery and conventional surgery using a diamond knife.

      In the case of conventional surgery, ophthalmic surgeons have employed a number of different surgical techniques to reshape the cornea. These surgical techniques include radial keratotomy or "RK," keratomelieusis, epikeratoplasty, keratectomy, keratophakia and penetrating keratoplasty.

      In the case of laser surgery the ophthalmic surgeon sculpts or reshapes the cornea by using a laser beam to reduce the steepness of the corneal tissue. These laser procedures include laser photo-refractive keratotomy ("PRK"), laser thermal keratoplasty ("LTK") and laser in-situs keratomileusis ("LASIK"). The FDA has recently granted pre-market approval of an excimer laser for laser photo-refractive keratotomy or PRK for low or moderate levels of myopia. The FDA has not, to date, approved the holmium laser for laser thermal keratoplasty or LTK or use of an excimer laser for astigmatism or LASIK procedures, although these surgical procedures are being used in certain foreign countries.

      The Company's ICL is folded and implanted into the eye behind the iris and in front of the normal lens using a micro surgical technique that is similar to implanting an IOL during cataract surgery, except that the human lens is not removed. Since the ICL is a refractive lens, similar to an external contact lens, vision is corrected by selecting an ICL with an appropriate shape and curvature determined through the application of the same proven refractive principles used to correct vision with external contact lenses and IOLs. Since the ICL has the ability to be folded or otherwise deformed, it can be implanted into the eye through the smallest or least invasive incision which will heal without sutures. The surgical procedure to implant the ICL is performed with topical anesthesia on an outpatient basis.

      Management believes its ICLs afford a number of advantages over existing refractive surgical procedures, including the following: (i) ability to correct all cases of myopia and hyperopia, and potentially astigmatism, (ii) superior predictability in results, (iii) reversibility, (iv) faster recovery of vision and rehabilitation, (v) potentially superior refractive results, and (vi) cost effectiveness relative to laser surgical procedures.

      The Company has implanted ICLs in feasibility studies conducted in Europe and South America over the past two years with little or no complications. The Company intends to apply to the FDA in the first part of 1996 for an Investigational Device Exemption which will allow the Company to commence clinical studies within the United States in order to ultimately obtain FDA pre-market approval to market this product domestically. No assurance can be given as to when the Company will submit its application for an Investigational Device Exemption to the FDA or when or if the FDA will approve such application.

      VISCOELASTIC PRODUCTS

      In early 1996 the Company will begin the process of introducing a hyaluronic acid-based viscoelastic solution, marketed under the name STAARVISC/tm/, for commercial sale in selected foreign countries. Viscoelastic solution is a gel-like substance which is used during both IOL and ICL surgery to assist the ophthalmic surgeon in establishing and maintaining the space and shape of the anterior and posterior chambers of the eye, and to act as a resilient buffer to protect against inadvertent damage to the vital endothelial cells in the eye. Viscoelastic solution is also effective as a lubricant for injection of foldable IOLs and ICLs using microsurgical procedures. Management believes that it can effectively market STAARVISC/tm/ in conjunction with its foldable IOL and ICL products. STAARVISC/tm/ can be sold to ophthalmic surgeons either separately or together with foldable IOLs or ICLs as part of a "package."

      The Company is using the data from clinical studies performed in the United States to apply for approval for use in all major foreign countries. The Company intends to apply to the FDA in the first part of 1996 for pre-market approval to commercially market STAARVISC/tm/ within the United States. Since an Investigational Device Exemption for this product was previously granted by the FDA, and since this product has previously satisfied all applicable clinical studies required by the FDA and received FDA Panel approval, the Company does not anticipate difficulties in obtaining FDA pre-market approval. Notwithstanding the foregoing, no assurance can be given as to when or if pre-market approval for STAARVISC/tm/ will be given.

      COMPETITION

      The Company faces significant competition for all of its products. The Company believes its primary competition for foldable IOLs includes Allergan Medical Optics (a subsidiary of Allergan, Inc.),

Chiron Vision Corporation (a subsidiary of Chiron Corporation), and Alcon Surgical, Inc. (a subsidiary of Alcon Laboratories, Inc.), all of whom are licensees of the Company. Significant competitors in the hard IOL market are believed to include Chiron Vision Corporation, Allergan Medical Optics, Pharmacia, A.B., Alcon Surgical, Inc., Storz Ophthalmics, Inc. (a subsidiary of American Cyanamid) and Mentor Corporation.

      The Company's primary competition for glaucoma products is from pharmaceutical companies. The Company believes Merck & Company, Inc., Alcon Laboratories, Inc., Allergan, Inc. and Storz Ophthalmics, Inc. are the largest providers of glaucoma drugs within the United States, and CIBA Vision Corporation (a subsidiary of CIBA-GEIGY Corporation), Pharmacia, A.B. and Lederle Laboratories (a subsidiary of American Cyanamid) are the largest internationally. The portion of this market held by glaucoma devices is insignificant at present.

      The Company's ICLs will face significant competition generally from manufacturers and distributors of corrective eye-glasses and external contact lenses, and particularly from providers of conventional and laser surgical procedures. The Company believes its primary competitors for laser surgical procedures are Summit Technologies, Inc., Visx, Intelligent Surgical Laser, Sunrise Medical, Chiron Vision Corporation and Nidek Co., Ltd. Summit Technologies' excimer laser for photo refractive keratotomy is the only product which has received pre-market approval from the FDA for sale within the United States.

      Pharmacia, A.B., which distributes and manufactures a hyaluronic-based viscoelastic solution known as Healon/tm/, is the primary competitor for this product. Other companies such as Allergan Medical Optics, Chiron Vision Corporation, Alcon Surgical, Inc. and Storz Ophthalmics, Inc. also sell viscoelastic type products.

      MARKETING

      The Company has traditionally promoted sales of its foldable IOLs and related cataract products by educating ophthalmic surgeons as to the benefits of small incision cataract surgery using phacoemulsification surgical procedures and foldable IOLs through educational literature, surgical procedure courses, seminars, technical presentations and advertising in medical and trade journals. The Company found this strategy to be successful and will promote the sale of its ICLs and Glaucoma Wicks using similar approaches and methods. The Company will promote the sale of its STAARVISC/tm/ viscoelastic solution in conjunction with the sale of its foldable IOLs and ICLs.

      DISTRIBUTION

      The Company's products are sold domestically through a network of independent regional manufacturer representatives and their territorial representatives. International sales are primarily conducted through the Company's subsidiaries or through independent sales representatives engaged on a similar basis to those within the United States. In countries where the Company's subsidiaries do not have a direct presence, sales are conducted through country or area medical distributors.

      IOLs are consigned to doctors and hospitals and billed following the implant. Consigned lenses are treated as inventory until implanted. The Company does not have a significant backlog of orders.

      The Company entered in October 1995 into an agreement with China Eye Joint Venture ("CEJV") for the construction and equipment of a medical facility in the People's Republic of China and the supply of the Company's products to the joint venture. As part of such agreement, CEJV agreed to exclusively purchase the Company's products for a minimum of five years, and the Company agreed to provide CEJV, on a secured basis, with certain equipment with a value not to exceed $1.1 million, with CEJV to purchase the equipment from product sales pursuant to an agreed schedule.

      RESEARCH AND DEVELOPMENT

      The Company maintains an active internal research and development program which principally focused over the past year on (i) developing the Company's ICLs and Glaucoma Wick, (ii) developing the Company's toric style IOL, (iii) improving insertion and delivery systems for the Company's foldable IOLs, and
(iv) generally improving the manufacturing systems and procedures for all products to reduce manufacturing costs. Research and development expenses amounted to approximately $3,254,000, $2,718,000 and $2,260,000 for the Company's 1995, 1994 and 1993 fiscal years, respectively.

      INTELLECTUAL PROPERTY RIGHTS

      The Company and/or its licensors have applied for and been granted various United States patents relating specifically to the Company's products or various aspects thereof. The Company's core Mazzocco Patent was granted by the United States Patent Office to Dr. Thomas Mazzocco, M.D., a practicing ophthalmologist and a co-founder of the Company, in March 1986. This patent is very important to the Company in that the Company believes that anyone making, using or selling an IOL in the United States and certain foreign countries which is folded or otherwise deformed in order to be inserted into the eye through micro surgical procedures must be licensed under the Mazzocco Patent by the Company. Since this patent is very broad, the Company further believes that anyone making, using or selling an ICL in the United States which is folded or otherwise deformed in order to be inserted into the eye through microsurgical procedures must also be licensed under the Mazzocco Patent. The Company has since obtained patent protection for the Mazzocco Patent or made application for such protection in certain foreign countries. The Company and/or its licensors also have been granted a number of patents or made application therefore in the United States and foreign countries for the Company's products or various aspects thereof.

      The Company aggressively protects and maintains its patent rights. The Company has instituted litigation to protect its patents in the past and has been successful in that litigation, however, there can be no assurance that the Company will continue to be successful in its efforts to protect its patents in the future due to the uncertainties and complexity associated with any patent litigation. Costs of litigation related to patents are capitalized and amortized over the estimated useful life of the relevant patent.

      The Company has obtained a registered trademark on the STAAR/(R)/ name. The Company also has common law trademark rights to a number of other marks and has also applied for registration for a number of these marks.

      LICENSES AND DISTRIBUTION RIGHTS

      The Company has granted licenses to certain of its patents, products and technology to other companies in the IOL industry. The terms of these licenses extend for the life of the patent. At the time these licenses were granted, the Company received substantial pre-payments of royalties on all but one of the licenses. For many of these licenses, periods for which pre-payments were made have since elapsed or will elapse in the near future. These licensees include Optical Radiation Corporation, Chiron Vision Corporation, Allergan Medical Optics, Alcon Surgical, Inc. and Canon STAAR. Included in some of the licenses granted are licenses to certain of the Company's foldable patents which were granted on an exclusive basis to Canon STAAR (for Japan only), on a non-exclusive basis to Allergan Medical Optics, Optical Radiation Corporation, Chiron Vision Corporation and Canon STAAR (with respect to the world other than Japan), and on a co-exclusive basis to Chiron Vision Corporation and Allergan Medical Optics.

          In March 1993, the Company acquired exclusive rights under a Supply and Distribution Agreement with IRTC to distribute certain of IRTC's proprietary products under the Company's trademarks in the United States, Canada, Germany, France, Italy, Holland, Israel, Australia, Switzerland, Belgium, Denmark, England, Austria, Spain, Mexico, Japan and South Korea, and non-exclusive rights with respect to the rest of the world. Among these products are IRTC's glaucoma devices and its biocompatible materials for IOLs. The Company has since adopted IRTC's biocompatible material and glaucoma device design for the Company's Glaucoma Wick, and has incorporated IRTC's biocompatible materials for use with the Company's proprietary ICL design. In May 1995, IRTC granted an exclusive royalty bearing license to

STAAR Surgical AG to manufacture, use and sell the glaucoma devices in the United States, Europe, Latin America, Africa, Asia and Japan, and non-exclusive rights with respect to the countries in the Commonwealth of Independent States (formerly, the Union of Soviet Socialists Republics) and China.

      SUBSIDIARIES

      The Company has seven directly or indirectly wholly owned subsidiaries which are or soon will be actively engaged in business: STAAR Surgical AG; STAAR Surgical France - SARL; STAAR Surgical Australasia Pty., Ltd.; STAAR Surgical - Canada, Ltd.; STAAR Surgical - South Africa Pty., Ltd.; STAAR Surgical Austria, GmbH; and STAAR Surgical Germany, GmbH. These subsidiaries are principally engaged in distributing and marketing the Company's products in foreign countries, although STAAR Surgical AG also has certain manufacturing and research and development responsibilities.

      The Company also owns a 50% interest in Canon STAAR, a joint venture between the Company and Canon, Inc. and Canon Sales Co., Inc. for the manufacture, marketing and distribution of IOLs in Japan.

      The Company also owns an interest in a number of subsidiaries which are not presently conducting business, including STAAR International, Inc.; Lynell Medical Technologies, Inc.; STAAR of Connecticut, Inc.; and STAAR Surgical - Singapore Pty. Ltd.. The Company also owns a 50% interest in each of Newlensco and Softlensco, inactive corporations formed in connection with certain licensing transactions for the sole purpose of holding title to certain filings with the FDA and pre-market approvals of the licensed products and technologies.

      FACILITIES

      The Company's executive offices and its principal manufacturing and warehouse facilities, consisting of approximately 76,000 square feet, are located in Monrovia, California. The Company also maintains complete laboratory facilities at this location. STAAR Surgical AG has approximately 11,000 square feet of manufacturing, distribution and research and development facilities located in Switzerland. STAAR Surgical France - SARL, STAAR Australasia, Pty., Ltd., STAAR Surgical - South Africa, Pty., Ltd., and STAAR Surgical Austria, GmbH, each also have distribution facilities. Canon STAAR Co., Inc. has an approved manufacturing facility in Japan.

      The Company believes that all such facilities are adequate for its needs for the foreseeable future, and expects no difficulties in renewing leases, or replacing or making additions to such facilities, as may be required in the future.

      MANUFACTURING AND SUPPLIERS

      The Company manufactures its products at its facilities located in California and Switzerland. Many components of the Company's products are purchased to its specifications from suppliers or subcontractors. These suppliers or subcontractors are subject to the same FDA Good Manufacturing Practices regulations as are imposed on the Company. Most of these components are standard parts available from multiple sources at competitive prices. For certain components, the Company has a single source of supply, but does not have purchase commitments or obligations with any of these companies to supply components or raw materials. The Company presently has one supplier of silicone, the principal raw material for its lenses, although it can purchase this raw material from several distributors. Similarly, certain items used by the Company in its disposable surgical packs are provided by a single supplier. The Company's PHACO XL/tm/ phacoemulsification machine is being manufactured exclusively for the Company by unaffiliated third parties. If any of these supply sources becomes unavailable, the Company believes that it would be able to secure alternate supply sources within a short period of time and with minimal or no disruption.

      EMPLOYEES

      The Company and its subsidiaries had a total of 226 employees as of December 29, 1995, including 30 in administration, 33 in marketing and sales, 21 in research and development and technical services and 142 in manufacturing, quality control and shipping. The Company and its subsidiaries are non-unionized. Employee benefits presently offered to the Company's employees consist of a contributory health insurance plan, a 1990 Stock Option Plan, a 1991 Stock Option Plan, a 401(k) Plan, and certain incentive plans. Employees of the Company's subsidiaries also are entitled to receive ordinary employment benefits.

      REGULATORY REQUIREMENTS

      The Company's products are subject to regulatory approval or clearance in both the United States and in foreign countries. The following discussion outlines the various kinds of reviews to which the Company's products or facilities may be subject.

      CLINICAL REGULATORY REQUIREMENTS WITHIN THE UNITED STATES

      Most of the Company's products are subject to regulation as medical devices by the FDA, requiring FDA approval or clearance before they can be sold within the United States, and mandating continuous compliance of the Company's manufacturing facilities and distribution procedures to FDA regulations, including "Good Manufacturing Practices."

      Initial approval or clearance of medical devices for sale is subject to differing levels or types of FDA review and evaluation depending on the classification of the device under the Food, Drug and Cosmetic Act ("FD&C Act"), and whether the use of the medical device can be demonstrated to be substantially equivalent to a directly related medical device in commerce prior to May 1976 (the month and year of enactment of the FD&C Act).

      Pursuant to the FD&C Act, medical devices are classified as either Class I, Class II or Class III devices. If classified as a Class I device, the medical device will be subject only to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspections of facilities, "Good Manufacturing Practices," labeling, maintenance of records and filings with the FDA. If classified as a Class II device, the medical device must also meet general performance standards established by the FDA. If classified as a Class III device, the applicant must present sufficient data derived through clinical studies demonstrating the product's safety, reliability and effectiveness.

      FDA approval for a Class III device such as an IOL or ICL implant begins with the submission of an application for an Investigational Device Exemption ("IDE") which, if granted, will permit the implantation of a limited number of IOLs or ICLs (typically less than 100) on a clinical study basis. Based upon the results from the initial core population, the FDA will then allow an additional core study to be performed, typically 500 to 700 implants. The complete clinical results will then be reviewed by an FDA advisory panel of outside experts. If the advisory panel approves the product based upon the results, the FDA will then generally grant pre-market approval assuming satisfaction of its other requirements. The grant of an IDE, the performance of clinical studies, and advisory panel approval, may take three to six years.
Once these matters are satisfactorily obtained, the FDA ordinarily requires at least 180 days for a pre-market approval submission, and longer if additional information or clarification is needed. As a practical matter, the review process and FDA determination often take a significantly longer period of time than 180 days depending, in part, upon the complexity of the medical device.

      A medical device that is substantially equivalent to a directly related medical device previously in commerce may take advantage of the abbreviated FDA pre-market notification "510(k) review" process. The review period and FDA determination as to substantial equivalence should be made within 90 days of submission of a 510(k) application, unless additional material, information or clarification is requested or required by the FDA. As a practical matter, the review process and FDA determination often take significantly longer than 90 days depending, in part, upon the complexity of the medical device. FDA

510(k) clearance is a "grandfather" process. As such, FDA clearance does not imply that the safety, reliability and effectiveness of the medical device has been approved or validated by the FDA, but merely means that the medical device is substantially equivalent to a previously cleared commercially-related medical device.

      The Company's IOLs, ICLs, lens injectors, Glaucoma Wick, Glaucoma Shunt, and STAARVISC/tm/ viscoelastic solution are Class III devices, and its phacoemulsification equipment, ultrasonic cutting tips and surgical packs are Class II devices. The Company has received FDA pre-market approval for its IOLs (other than its toric version), and FDA 510(k) clearance for its Glaucoma Shunt, phacoemulsification equipment, lens injectors, ultrasonic cutting tips and surgical packs. The Company is presently conducting clinical studies under an IDE for its Toric IOL. The Company intends to apply to the FDA in the first part of 1996 for 510(k) clearance for its Glaucoma Wick, for pre-market approval of its STAARVISC/tm/ viscoelastic solution, and also for an IDE to commence clinical studies for its ICLs. No assurance can be given as to when or if FDA 510(k) clearance for the Glaucoma Wick will be given, or as to when or if FDA pre-market approval for its STAARVISC/tm/ viscoelastic solution will be given, or as to when or if the FDA will approve the IDE for the Company's ICLs.

      The Company is also subject to mandatory Medical Device Reporting ("MDR") regulations which obligate the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or in connection with certain product failures which could cause injury. If as a result of FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, and/or assess civil or criminal penalties against the Company and its officers or employees. Although the Company and its products have not been the subject of any such FDA enforcement action, any such action by the FDA could result in a disruption of the Company's operations for an undetermined time.

      CLINICAL REGULATORY REQUIREMENTS IN FOREIGN COUNTRIES

      There is a wide variation in the approval or clearance requirements necessary to market products in foreign countries. The requirements range from virtually no requirements to a level comparable to or even greater than those of the FDA. For example, many countries in South America have minimal regulatory requirements, while many developed countries, such as Japan and Germany, have conditions as least as stringent as those of the FDA. FDA acceptance is not a substitute for foreign governmental approval or clearance. As in the United States, there is no guarantee that the applicable governmental approval or clearance for any of the Company's products will be quickly obtained or that it will be obtained at all.

      The member countries of the European Economic Union ("EEU") currently permit, and in 1998 will require, all medical products sold within their borders to carry a "CE" marking. The CE marking denotes that the applicable medical device has been found to be in compliance with guidelines concerning manufacturing and quality control, technical specifications and biological/chemical and clinical safety. The CE marking supersedes all current medical device regulatory requirements for EEU countries. The Company has an ongoing program in place to ensure compliance with the applicable requirements and anticipates obtaining the CE marking for currently marketed products during 1996. CE markings for new products such as the Glaucoma Wick, ICLs and STAARVISC/tm/ viscoelastic solution are anticipated to be obtained as these products are introduced into the EEU following appropriate clinical studies and/or regulatory filings. The Company does not anticipate that it will need to conduct additional clinical studies for its CE marking applications. However, there can be no assurance that the CE markings will be obtained in 1996 or that they will be obtained at all for any of the Company's products.

      OTHER REGULATORY REQUIREMENTS

      Sales of the Company's products may be affected by health care reimbursement practices. The Company is also subject to various federal, state and local laws applicable to its operations including, among other things, working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research work. The extent of government regulation which might result from future legislation or administrative action, and their potential adverse impact on the Company, cannot be accurately predicted.

(D)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
      ----------------------------------------------------------------------
      SALES
      -----

      Approximately $26,561,000, $23,091,000 and $17,001,000 in the Company's
overall revenues were generated in the United States for its 1995, 1994 and 1993 fiscal years, respectively, constituting approximately 77%, 84% and 88% of its overall revenues for such fiscal years, respectively. Sales to Europe, which is the Company's principal foreign market, generated approximately $4,841,000, $3,361,000 and $1,784,000 in revenues for the Company's 1995, 1994 and 1993 fiscal years, respectively, constituting approximately 14%, 12% and 9% of the Company's overall revenues for such respective fiscal years. The balance of the Company's foreign sales were distributed amongst the Asian/Pacific, Middle Eastern, South African and South American geographic areas. Substantially all products sold in 1995 were manufactured in the United States.

ITEM 2.  PROPERTIES

      The Company's executive offices and its principal manufacturing and warehouse facilities are located at 1911 and 1941 Walker Avenue and 1900 Myrtle Avenue, Monrovia, California, in leased industrial buildings of approximately 38,000, 30,000 and 8,000 square feet, respectively. The leases expire in 2002, 2002 and 1998 and require payments of $15,358, $12,650 and $3,000 per month, respectively. The Company also maintains complete laboratory facilities in these buildings. Certain of the Company's subsidiaries lease facilities dedicated to distribution and research and development activities. Canon STAAR Co., Inc. has an approved manufacturing facility in Japan. See "Narrative Description of Business -Facilities," above.

ITEM 3.  PENDING LEGAL PROCEEDINGS

      ALLERGAN MEDICAL OPTICS, ET AL. VS. STAAR SURGICAL COMPANY; CIVIL ACTION NO. 92-6976 DT (JGX), U.S. DISTRICT COURT, CENTRAL DISTRICT OF CALIFORNIA

      On November 22, 1992, Allergan Medical Optics ("AMO") brought suit under U.S. Patent No. 4,681,102 (the "'102 Patent") relating to an apparatus for insertion of an intraocular lens. In its complaint, AMO seeks damages, including reasonable royalties, past and present, against the Company for the alleged infringement of the '102 Patent. On or about December 22, 1992, AMO filed its Motion for Preliminary Injunction seeking to enjoin the Company from making, using or selling devices within the scope of Claims 5 and 11 of the '102 Patent. Specifically, AMO sought to enjoin making, using or selling the Company's SOFTRANS/tm/ and MICROSTAAR/tm/ inserters and certain components used in connection with such inserters. On March 29, 1993, the District Court bifurcated the issues of ownership of the '102 Patent ("Phase One") from the issues of patent validity, infringement and damages ("Phase Two"). On June 16, 1995, a jury verdict was reached in Phase One of the trial, determining that Microtech, Inc. (from whom AMO had licensed the '102 Patent) was the owner of the '102 Patent. The lawsuit is currently in discovery related to Phase Two issues, including the Company's allegations that the '102 Patent was obtained by fraud and is therefore unenforceable against the Company. In addition, the Company alleges that its inserters do not violate the '102 Patent and fall within the parameters of the Company's patent for instruments. Phase Two will also address AMO's damage contentions. While the Company believes that it will prevail in this lawsuit, the outcome of this litigation is uncertain, and the affect of an unfavorable outcome is unknown at this time.

      ALCON LABORATORIES, INC. VS. STAAR SURGICAL COMPANY; CIVIL ACTION NO. 95-233 LON; U.S. DISTRICT COURT FOR THE DISTRICT OF DELAWARE (TRANSFERRED TO THE CENTRAL DISTRICT OF CALIFORNIA)

      On April 11, 1995, Alcon Laboratories, Inc. ("Alcon Labs") brought an action against the Company requesting declaratory judgment that the Company's core Mazzocco Patent ("U.S. Patent No. 4,573,998" or the "998 Patent") is invalid and not infringed and that the Company has breached its license agreement with Alcon Labs relating to the Mazzocco Patent. In addition to the declaratory judgment, Alcon

Labs seeks a determination that it is not required to pay royalties to the Company with respect to sales of certain IOLs by Alcon Labs, and is therefore not required to apply such royalties against $3 million in prepaid royalties under the license agreement. An amended complaint was filed October 2, 1995. The suit alleges that the Mazzocco Patent is not infringed by Alcon Labs and is therefore invalid and unenforceable or, alternatively, that Alcon Labs has an ownership interest in the Mazzocco Patent because Alcon Labs or its predecessor, Cilco, had an agreement with one of the Company's founders, who Alcon Labs alleges is an unlisted inventor of the Mazzocco Patent. The Company denies Alcon Labs' allegations and maintains that the Mazzocco Patent is valid and enforceable in the United States and elsewhere.

      The Company moved to dismiss Alcon Lab's action for lack of subject matter jurisdiction. Additionally, the Company moved for transfer of the action from the Delaware District Court to the U.S. District Court for the Central District of California under 28 USC (S)1404. On October 26, 1995, the District Court of Delaware issued an Order including Magistrate's Report and Recommendation for transfer of the action to the Central District of California.

      In granting the Company's motion for transfer, the District Court stated, in part, that the Company's patent in question was issued to Dr. Thomas Mazzocco, a California ophthalmic surgeon, and formally assigned to the Company in June of 1983. During the subsequent years, the Company commercialized many of the embodiments of Dr. Mazzocco's inventions in California, having first obtained approval from the FDA for marketing the inventive deformable lens ("IOL") and related small incision surgical products. The Company also negotiated a number of licenses involving the Mazzocco Patent with other corporations, including CooperVision, Chiron Corporation, Allergan Medical Optics, Optical Radiation Corporation, and entered into a similar agreement with Canon Staar. All of the aforementioned organizations were headquartered in California at the respective times of contract, and remained so, with the exception of CooperVision, which now principally operates in Forth Worth, Texas, under the corporate umbrella of Alcon Labs. Accordingly, the Court was persuaded by the evidenced discussed above, among other factors, that the overall interest of justice was best served by transfer of the action to the Central District of California.

      By letter of November 1, 1995, Alcon Labs consented to the Court's report and recommendation that the action be transferred to the Central District of California.

      The lawsuit is currently in the initial stage of discovery. While the Company strongly believes that it will prevail in this suit, the outcome of the litigation is uncertain, and the affect of an unfavorable outcome is unknown at this time.

      STAAR Surgical Company vs. Alcon Laboratories, Inc., et al.; Los Angeles Superior Court Case No. GC01128

      In a related suit, on April 12, 1995, the Company filed a complaint for damages against Alcon Labs and Alcon Surgical, Inc. (collectively, "Alcon").
The suit alleges, among other things, that Alcon breached (i) its license agreement with the Company for failure to render true and accurate accountings for royalty payments and failure to comply with the license provisions as to the purported development of "prior art" relating to the Mazzocco Patent and (ii) the covenant of good faith and fair dealing for, among other things, filing the aforementioned lawsuit challenging the validity of the Mazzocco Patent. On or about February 1, 1994, the Alcon defendants advised the Company by and through its counsel "... Alcon Laboratories, Inc. has a valid license under U.S. Patent No. 4,573,998..." Further, the Alcon defendants, by and through counsel, declared that Alcon "has been and will continue to provide the Company with royalty reports as required by the terms of the license agreement." The Alcon defendants provided and continue to provide the Company with royalty reports under the license agreement. The subject action is currently in the initial stages of discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended December 29, 1995.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") National Market System under the symbol "STAA." The high and low prices shown below are the high and low sales prices as reported on the NASDAQ National Market System for the periods during which the Common Stock was so listed.

                                  High       Low
                                  ----       ---

          1995:      1st quarter   13.125   7.875
                     2nd quarter   11.375   7.500
                     3rd quarter   12.750   8.250
                     4th quarter   12.675   9.875

          1994:      1st quarter    5.250   3.325
                     2nd quarter    7.000   3.625
                     3rd quarter    6.125   4.125
                     4th quarter    7.250   4.500

      The last reported sale price for the Company's Common Stock on the NASDAQ National Market System on March 25, 1996 was $13 per share. As of March 25, 1996, there were approximately 1,800 record holders of the Common Stock.

      The Company has not paid any cash dividends on its Common Stock since its inception. The Company currently anticipates that all income will be retained to develop further the Company's business and that no cash dividends on the Common Stock will be declared in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      The following tables set forth selected consolidated financial data of the Company. Such data for, and as of the end of, the three fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993, are derived from the Consolidated Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in its report which is included elsewhere in this Report. Such data for, and as of the end of, the fiscal years ended January 1, 1993 and December 31, 1991, are derived from audited consolidated financial statements not included elsewhere in this Report. The data presented below is qualified in its entirety by and should be read in conjunction with the Company's Consolidated Financial Statements and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" below.


    STATEMENTS OF OPERATIONS DATA FOR FISCAL YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994, DECEMBER 31, 1993, JANUARY 1, 1993 AND DECEMBER 31, 1991
  ---------------------------------------------------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            1995                 1994           1993            1992            1991
                                          --------             -------        -------       --------        ---------
Revenues:
  Sales                                    $34,180             $26,333        $19,603        $10,198        $   4,255

  Royalty income                               514               1,020            473             --               --
                                           -------             -------        -------        -------         --------
     Total revenues                         34,694              27,353         20,076         10,198            4,255
Cost of goods sold                           8,441               6,059          3,980          3,257            2,638
                                           -------             -------         ------        -------          -------
Gross profit                                26,253              21,294         16,096          6,941            1,617

Costs and expenses:
  General and administrative                 5,000               4,365          4,907          5,099            5,106
  Nonrecurring compensation                     --                  --            --              67            4,761
  Marketing and selling                     10,911               8,694          6,998          4,949            1,800
  Research and development                   3,254               2,718          2,260          1,532            1,104
                                           -------             -------       --------        -------         --------
Total costs and expenses                    19,165              15,777         14,165         11,647           12,771
Operating income (loss)                      7,088               5,517          1,931         (4,706)         (11,154)
Other income (expense)                         303                 625            685           (351)             (98)
Income tax benefit (provision)/1/               91               2,184            (81)           (19)             (19)
                                           -------             -------        --------       -------         --------
Net income (loss)                          $ 7,482             $ 8,326        $  2,535       $(5,076)        $(11,271)
                                           =======             =======        ========       =======         ========
Net income (loss) per share:
  Primary                                  $  0.55             $  0.63        $   0.20       $ (0.50)        $  (1.61)
  Fully diluted                            $  0.55                0.62            0.20         (0.50)           (1.61)
Weighted average number of shares (000):
  Primary                                   13,679              13,170          12,823        10,191            7,002
  Fully diluted                             13,715              13,500          12,859        10,191            7,002
Dividends declared per share
  of common stock                          $  0.00             $  0.00        $   0.00       $  0.00         $   0.00

---------------------------------

  (1) Includes recognition of deferred tax asset of $2.4 million for 1994 and $900,000 for 1995. See Note 7 to the Company's Consolidated Financial Statements.


                    BALANCE SHEET DATA AT END OF FISCAL YEAR
                    ----------------------------------------
                                 (IN THOUSANDS)

                            1995       1994      1993      1992      1991
                          -------    -------   -------   -------    ------
Working capital.......    $16,335    $14,166   $ 7,354   $ 4,239    $2,607
Total assets..........     38,803     28,888    18,776    12,826     9,362
Long-term debt........      1,212        572         0         0         6
Stockholders' equity..     28,678     22,029    11,986     7,317     4,278

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      The Company's business objective is to identify and develop innovative "next-generation" products and technologies for the ophthalmic market which will ultimately enable it to capture significant international and domestic market share through the efficacy of these products, their attractiveness to ophthalmic surgeons, and their cost advantages over available alternatives. The Company believes it has successfully implemented this strategy in the cataract market with the introduction of the Company's foldable IOLs, which are experiencing increased demand, and the Company believes it will be equally successful with respect to the glaucoma and refractive surgery segments of the ophthalmic market with its Glaucoma Wick and ICLs, respectively.

      Management's current objectives are to continue global expansion of the Company's IOLs, especially in international markets, and to develop and broaden the selected foreign markets for the Company's recently introduced Glaucoma Wick and ICLs.

      RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial data bear to total revenues and the percentage increase of such items as compared to the prior year.

                                              PERCENTAGE REVENUE         PERCENTAGE CHANGE
                                       ----------------------------     ------------------
                                                  FISCAL YEAR
                                                                           1995      1994
                                                                            vs        vs
                                       1995        1994       1993        1994      1993
                                      -----        -----      -----       -----      ----
Total revenue......................   100.0%       100.0%     100.0%       26.8%     36.3%

Costs of goods sold................    24.3         22.1       19.8        39.3      52.2

Gross profit.......................    75.7         77.9       80.2        23.3      32.3

Costs and expenses:
 General and administrative........    14.4         16.0       24.4        14.6     (11.1)
 Marketing and selling.............    31.5         31.8       34.9        25.5      24.2
 Research and development..........     9.4          9.9       11.3        19.7      20.3
                                      -----         ----       ----       ------    -----
Total costs and expenses...........    55.3         57.7       70.6        21.5      11.4

Operating income...................    20.4         20.2        9.6        28.5     185.8

Other income (expenses)............     0.9          2.3        3.4       (51.5)     (8.8)

Income tax benefit (provision).....     0.3          8.0       (0.4)      (95.8)       --
                                      -----         ----      -----       -------  ------
Net income.........................    21.6         30.5       12.6        10.1     228.5
                                      =====         ====      =====       ======   ======

     COMPARISON OF 1995 FISCAL YEAR TO 1994 FISCAL YEAR

     Revenues. Revenues for the year ended December 29, 1995 were $34.7 million, which is 26.8% greater than the $27.4 million in revenues for the prior year ended December 30, 1994. This increase in sales revenues was attributable to a combination of interrelated factors, including: (i) increased domestic demand for the Company's ELASTIC/TM/ and, in particular ELASTIMIDE/TM/, IOLs due to the introduction of Ultra Violet (UV) versions of these products in the second quarter of 1995; (ii) increased international demand for the Company's IOLs as a result of the Company's continued investment in its foreign distribution channels (international revenue increased to 24% of total Company revenue for 1995, as compared to 16% in 1994); and (iii) the continuing conversion of both the domestic and international markets from hard IOLs to foldable IOLs (according to industry statistics, 37% of the overall domestic IOL market at the end of 1995 was held by foldable IOLs, and, according to management estimates, 15% of the overall international IOL market at the end of 1995 was held by foldable IOLs). Gains in volume were partially offset by certain domestic price decreases resulting from pressures from managed care providers. Decreases in domestic prices appeared to have stabilized at the end of 1995. Revenues from royalties was $500,000 in 1995 compared to $1.0 million in 1994.

     Cost of Sales. Cost of sales increased to 24.3% of revenues for the year ended December 29, 1995 compared to 22.1% of revenues for the year ended December 30, 1994. The principle reasons for this increase were: (i) lower pricing from certain managed care contract sales; (ii) inefficiencies associated with the restart of manufacturing UV versions of the Company's ELASTIC/TM/ and ELASTIMIDE/TM/ IOLs following FDA pre-market approval in the second quarter of 1995; (iii) increased sales of the ELASTIMIDE/TM/ IOL which is more costly to manufacture because of its design; and (iv) increased costs associated with the startup of manufacturing of new products in Switzerland.

     General and Administrative. General and administrative expense decreased to 14.4% of revenues ($5.0 million) for the year ended December 29, 1995 from 16.0% of revenues ($4.4 million) for the year ended December 30, 1994. This decrease resulted from management's continued efforts to control general and administrative expenses, combined with the increase in revenues. The increase in actual general and administrative expense was attributable to the startup of the Company's operations in Switzerland.

     Marketing and Selling. Marketing and selling expense decreased to 31.5% of revenues ($10.9 million) for the year ended December 29, 1995 from 31.8% of revenues ($8.7 million) for the year ended December 30, 1994. The increase in actual marketing and selling expense was attributable to: (i) higher marketing and selling expenses associated with the build-up of direct distribution channels in Australia, South Africa, France and Switzerland (which efforts translated into a significant portion of increased international revenues for
1995); and (ii) increased costs associated with the market introduction of the new Glaucoma Wick and preparation for the market introduction of the ICL in selected foreign countries. This increase in expenses was partially offset by reduced domestic commission expenses attributable to lower pricing.

     Research and Development. Research and development expenses decreased to 9.4% of revenues ($3.3 million) for the year ended December 29, 1995 from 9.9% of revenues ($2.7 million) for the year ended December 30, 1994. The primary reason for the increase in actual expense was the continued investment in developing new products, manufacturing systems and distribution systems, and cost reduction projects for manufacturing. The Company expects to spend approximately 10% of its annual revenues on research and development in 1996.

     Other Income (Expense). Other income decreased to 0.9% of revenues ($300,000) for the year ended December 29, 1995 from 2.3% of revenue ($600,000) for the year ended December 30, 1994. The primary reason for this decrease was reduced earnings reported from the Company's joint venture with Canon STAAR and increased interest expense attributable to money borrowed through STAAR Surgical AG to set-up the Company's Swiss manufacturing facility and increased borrowings by the Company under its line of credit. Subsequent to the 1995 year-end the Company refinanced and increased its domestic line of credit facility with a different lender. The Company obtained a lower interest rate under the refinancing, which should result in lower interest expense for comparable future borrowings.

     Income Tax Benefit (Provision). As a result of increased operating profits, the Company increased its deferred tax asset to $3.3 million as of December 29, 1995, up from $2.4 million as of December 30, 1994. This resulted in an income tax benefit of $100,000 ($800,000 income tax provision, exclusive of net operating loss benefit, offset by $900,000 recognition of deferred tax asset) in 1995 compared to $2.2 million ($200,000 income tax provision, exclusive of net operating loss benefit, offset by $2.4 million recognition of deferred tax asset in 1994). As a result of the Company's positive operating results for each of the three years ended December 29, 1995, the Company determined that deferred tax assets of approximately $900,000 and $2.4 million should be recognized as of December 29, 1995 and December 30, 1994, respectively. These amounts were based on a consideration of current and future anticipated earnings. Income levels in 1996 and 1997 similar to those of 1995 should result in full recognition of the deferred tax assets. The amount recorded as of December 29, 1995 includes the capitalization of the remaining balance of the Company's net operating loss carryforwards. Management believes it is more likely than not that the deferred tax assets will be realized in full. The Company will begin reporting an income tax provision in 1996 that will utilize the deferred tax assets and will result in decreased after-tax earnings and earnings per share. However, the Company will not pay any significant Federal income taxes until it fully utilizes the remaining $7.6 million of net operating loss carryforwards. The Company fully utilized its net operating loss carryforwards for state taxes in 1995. See note 7 to the Consolidated Financial Statements.

     COMPARISON OF 1994 FISCAL YEAR TO 1993 FISCAL YEAR

     Revenues. Revenues for the year ended December 30, 1994 were $27.4 million which is 36.3% greater than the $20.1 million in revenues for the prior year ended December 31, 1993. This overall increase in revenues was achieved even though the Company decreased the domestic sales price of its principal products, foldable IOLs, in response to a 25% reduction in the standard reimbursement rate from Medicare. The overall increase in revenues was primarily attributable to:
(i) the growing acceptance of less invasive cataract surgery and the Company's foldable IOL, and (ii) the expansion of the international market for the Company's products through distributors and the establishment of a direct sales force in France, South Africa and Australia.

     Cost of Sales. Cost of sales were 22.1% of revenues for the year ended December 30, 1994 compared to 19.8% of revenues for the year ended December 31, 1993. The primary reason for this increase was the above mentioned decrease in the sales price of the Company's principal products attributable to the aforesaid reductions in the Medicare reimbursement rate.

     General and Administrative. General and administrative expense was 16.0% of revenues for the year ended December 30, 1994 compared to 24.4% of revenues for the year ended December 31, 1993. Actual costs decreased from $4.9 million in 1993 to $4.4 million in 1994. This reduction was primarily attributable to lower legal fees and a reduction of some executive staff.

     Marketing and Selling. Marketing and selling expense was 31.8% of revenues for the year ended December 30, 1994 compared to 34.9% of revenues for the year ended December 31, 1993. The Company sells its products through independent sales representatives on a graduated commission basis which, as a percentage of revenues, decreased as unit prices decreased from the reduction in the Medicare reimbursement rate noted above. Costs other than commissions increased due to the cost of setting up direct distribution in Australia, France and South Africa.

     Research and Development. Research and Development expense was 9.9% of revenues for the year ended December 30, 1994 compared to 11.3% of revenues for the year ended December 31, 1993. The primary reason for this decrease was increased volume. However the Company spent $2.7 million in 1994 compared to $2.3 million in 1993, a 20.3% increase. The primary reason for this increase was the continued development of the Company's new products including its Glaucoma Wick, ICL and STAARVISC/TM/ viscoelastic solution.

     Other Income (Expense). Other income was $600,000 and $700,000 for the years ended December 30, 1994 and December 31, 1993, respectively. However, the equity earnings of joint venture which is a part of other income (expense) increased from $600,000 to $900,000 or 38.4%. This $300,000 gain was offset by $200,000 of interest expense in 1994 compared to a minimum amount of interest expense in 1993.

     Income Tax Benefit (Provision). As a result of the Company's positive operating results for its 1993 and 1994 years, management determined that a deferred tax asset of $2.4 million should be recognized as of December 30, 1994. This deferred tax asset is shown as an income tax benefit in the Company's statement of operations and as a deferred asset on the Company's balance sheet. This income tax benefit was partially offset by a $200,000 provision for income taxes which is basically the alternative minimum tax the Company expects to pay.

     The Company expected to realize the $2.4 million net deferred tax asset through utilization of net operating loss carryforwards and use of tax credits in 1995. At December 30, 1994, the Company had net operating loss carryforwards of approximately $17.4 million for federal income tax purposes and $3.5 million for State income tax purposes expiring at various dates between 1999 and 2006. Investment tax and research development tax credit carryforwards at December 30, 1994 were approximately $700,000 for tax financial statement purposes. These tax credits expire at various dates through 2004.

     The Company estimated, based on 1995 projections, that the $2.4 million income tax benefit would approximate 1995 estimated income taxes without the need for tax planning strategies on the Company's part. The Company expected income levels in 1995 to be similar to those of 1994, which would result in full recognition of the deferred income tax asset.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company funded its activities over 1995 principally from cash flow generated from operations and credit facilities with its institutional lenders. In December 1993, the Company entered into a $3 million revolving line of credit, limited to 75% of eligible accounts receivables, at the prime interest rate plus 2.75%. The loan agreement requires the Company to satisfy certain financial tests and limits the amount of indebtedness the Company may have to others and the payment of dividends. Borrowings are collateralized by substantially all of the assets of the Company. Borrowings as of December 29, 1995 were approximately $2,486,000.

     In May 1994, the Company's subsidiary, STAAR Surgical AG, entered into a credit facility with a Swiss bank providing for a separate revolving line of credit and a fixed loan. The revolving credit facility provides for borrowings up to $969,000 at the exchange rate effective as of December 29, 1995 ($1.1 million Swiss Francs) at the interest rate of 6.5%. A commission rate of 0.25% is payable each quarter. The line of credit does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding as of December 29, 1995 under the line of credit were approximately $1,037,000. Under the second credit facility, STAAR Surgical AG obtained a $969,000 ($1.1 million Swiss Franc) loan guaranteed partially by the Swiss government and partially by the Company as STAAR Surgical AG's parent. Interest on this loan is 6.25%, which the Company shares on an equal basis with the bank and the Swiss government. The principal on this loan is required to be repaid over a four year period, beginning in 1996. Borrowings by STAAR Surgical AG under this loan as of December 29, 1995 were approximately $992,000. The Company had deposits of $340,000 in cash in the financial institution as of December 29, 1995 to offset overdrafts under both credit facilities.

     As of December 29, 1995, the Company had net working capital of approximately $16,335,000, as compared to $14,166,000 and $7,354,000 as of
December 30, 1994 and December 31, 1993, respectively. The Company's current ratio as of December 29, 1995 was 2.9:1, as compared to 3.4:1 and 2.2:1 as of December 30, 1994 and December 31, 1993, respectively. The improvement in the Company's net working capital was primarily attributable to increases in accounts receivable (approximately $2.2 million) and inventory (approximately $1 million) resulting from increased operating activities, and a $900,000 increase in the recognition of deferred tax assets. The Company's cash position improved as a result of increases in net income, cash received from the exercise of stock options and warrants, and borrowings under the Company's credit facilities. The major application of cash proceeds was for working capital needs, for the acquisition of equipment for STAAR Surgical AG's facility in Switzerland, and for investments in patents and licenses.

     Cash flows from operating activities for 1995 improved by approximately $1 million from 1994 due to significantly improved results from operations offset partially by a build-up of inventory. Cash used in financing activities increased by approximately $2 million due to larger expenditures for property and equipment (approximately $3.5 million), patents and licenses (approximately $2 million), and other assets (approximately $600,000). Cash flows from financing activities in 1995 decreased by approximately $200,000 from 1994 due to payments made by the Company in connection with the repurchase of its common stock offset partially by an increase in borrowings under the Company's credit facilities.

     At December 29, 1995, the Company had $625,000 in capital leases in connection with an open-ended lease agreement wherein the Company reserved the right to lease up to $1.2 million in surgical equipment. The Company's obligations under this lease agreement is secured by a $600,000 letter of credit.

     The Company's capital expenditures for its years ended December 29, 1995 and December 30, 1994 were approximately $3.5 million and $2.2 million, respectively. All expenditures were used to upgrade existing production equipment, to set up new production facilities for new products ,and to maintain the Company's facilities in the ordinary course of business. The Company's planned capital expenditures for the current year are approximately $4 million, primarily to improve and expand the Company's foldable IOL, ICL and Glaucoma Wick manufacturing capacity.

     Capitalized additions for patents and licenses for the years ended December 29, 1995 and December 30, 1994 were approximately $2 million and $900,000, respectively. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. The Company expects to spend approximately $2.5 million in 1996 for patents and licenses.

     Management believes inflation has not had a significant impact on the Company's costs and prices during the past three years.

     Management believes the Company's currently projected cash and working capital requirements based upon its current levels of operations will be satisfied by either cash generated by operations or the Company's credit facilities. Should additional funding be needed, the Company believes, so long as the financial position of the Company remains constant, that these funds could be obtained. In January 1995 the Company announced a stock buyback program up to one million shares of the Company's common stock should management believe it beneficial to do so. The Company repurchased 175,000 shares of its common stock in 1995 for an aggregate of $1.6 million under this program.

    NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB), is effective for financial statements for fiscal years beginning after

December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-term assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock-based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

    UNCERTAINTIES AND RISK FACTORS

    The Company may be subject to a number of significant uncertainties and risks including, without limitation and without purporting to be a complete or exhaustive list, and in addition to those described elsewhere in this Report, those described below, which may ultimately affect the Company in a manner and to a degree which cannot be foreseen at this time.

    MARKET ACCEPTANCE OF NEW PRODUCTS

    While the rate of the Company's revenue and earnings growth has, to date, been primarily dependent upon market acceptance of the Company's established IOL products, such growth will, in the future, be affected in part by the Company's success is introducing its new Glaucoma Wick, ICL and STAARVISC/tm/ products. While the Company believes its new products will provide important advantages over competing products and/or available alternatives, and will be competitively priced for the features provided, the extent and pace of such market acceptance will be a function of many variables, including the ability of the Company to educate potential ophthalmologists and consumers as to the distinctive characteristics and benefits of these products, price, product performance and attributes, product reliability, the effectiveness of marketing and sales efforts, and the ability to meet delivery schedules and requirements, as well as general economic conditions affecting customers' purchasing patterns. Further, since the Glaucoma Wick and ICLs are completely new medical devices, there is a material risk that the marketplace may not accept or be receptive to the potential benefits of these new products.

    HIGHLY COMPETITIVE INDUSTRY; TECHNOLOGICAL CHANGE

    Competition in the medical device field is intense, and is characterized by extensive research and development and rapid and significant technological change. Although the Company believes it is an industry leader with respect to the development of its products, there are a number of companies and/or academic institutions that have the financial, technical, marketing and support resources and trade name recognition which make them capable of successfully developing and/or marketing products based on similar technologies or approaches as those used in the Company's established or new products, or developing products based on other technologies or approaches, which are, or may be, competitive with those used in the Company's established or new products, and which could make the Company's products obsolete or less competitive. See "Business - Narrative Description of Business - Competition," herein.

    GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVAL

    The manufacture and sale of the Company's products is subject to extensive international and domestic regulation. In order to sell the products within the United States, the products require clearance or approval from the FDA, which is an expensive and time consuming process. Foreign regulatory requirements differ from jurisdiction to jurisdiction. No assurance can be given that the Company will obtain regulatory approvals or clearances, from the FDA or any domestic or international regulatory agency, on a timely basis or at all, or without delays adversely affecting the marketing and sale of the Company's products. In addition, approvals or clearances that have been or may be granted are subject to continual review, and later discovery of previously unknown problems may result in product labeling restrictions or withdrawal of products from the market. See "Business - Narrative Description of Business - Regulatory Requirements," herein.

    PATENTS AND PROPRIETARY RIGHTS

    The Company's ability to effectively compete is materially dependent upon the proprietary nature of the designs, processes, technologies and materials owned or used by or licensed to the Company. Although the Company attempts to protect its proprietary property, technologies and processes through a combination of patent law, trade secrets, non-disclosure agreements and technical measures, there is no assurance that any or all of these measures will prove to be effective. For example, in the case of patents, there can be no assurance that existing patents granted to the Company or its licensors will not be invalidated, that patents currently or prospectively applied for by the Company or its licensors will be granted, or that patents will provide significant commercial benefits. Moreover, it is possible that competing companies may engineer around the patents the Company or its licensors have received or made application. The invalidation or circumvention of key patents (principally the Company's core Mazzocco Patent) or proprietary rights owned by or licensed to the Company within the United States would have, and/or within selected foreign countries could have (depending generally on the economic importance of the country or countries), an adverse effect on the Company and on its business prospects. See "Business - Narrative Description of Business - Intellectual Property Rights" and "Pending Legal Proceedings," herein.

    RISKS OF INTERNATIONAL TRANSACTIONS

    The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability. There can be no assurance that any of the foregoing will not have a material adverse effect upon the business of the Company.

    PRODUCT LIABILITY CLAIMS

    As a supplier of products used in medical treatment, the Company faces an inherent business risk of exposure to product liability claims in the event the end use of its products result in unanticipated adverse effects, including serious personal injury or death. Certain of the Company's products, such as its Glaucoma Wick and its ICLs, are new products based upon unique designs and approaches. Such risk is more probable of occurring with respect to these products since they have a limited history of testing, use and performance, and unknown defects associated with such products may only be identified through the passage of time. No assurance can be given that the Company will not experience product liability claims in the future with respect to its established or new products. Any such product liability claim could have a material adverse effect on the Company, both as a result of a judgment against the Company, as well as an adverse affect with respect to sales and potential recalls of the purportedly defective product and sales of the Company's other products arising from potential negative publicity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements and the Report of Independent Certified Public Accountants are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 14(a) of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEMS 10., 11., 12. AND 13.

    Information required by Part III (Items 10., 11., 12. and 13.) is incorporated by reference to the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                Page
(a)(1) Financial statements required by Item B of this form are filed as a separate part of this report following Part IV:

       Report of Independent Certified Public Accountants
        (BDO Seidman, LLP)............. ..............................           F-2

       Consolidated Balance Sheets at December 29, 1995 and
        December 30, 1994.............................................           F-3

       Consolidated Statements of Income for the years ended
        December 29, 1995, December 30, 1994 and December 31, 1993....           F-4

       Consolidated Statements of Stockholders' Equity for the years ended December 29, 1995, December 30, 1994 and December 31,
        1993..........................................................           F-5

       Consolidated Statements of Cash Flows for the years ended
        December 29, 1995, December 30, 1994 and December 31, 1993....           F-6

       Notes to Consolidated Financial Statements.....................    F-7 - F-24

   (2) Schedules required by Regulation S-X are filed as an exhibit to this report:

       Independent Certified Public Accountants' Report on Schedule
       and Consent (BDO Seidman, LLP).................................          F-25

         II.  Valuation and Qualifying Accounts and Reserves..........          F-26

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements notes thereto.

   (3) Exhibits

       3.1   Certificate of Incorporation, as amended./(1)/

       3.4   By-laws as amended/(11)/

       4.1   1983 Incentive Stock Option Plan./(5)/

       4.2   1990 Stock Option Plan./(2)/

       4.3   1991 Stock Option Plan./(4)/

       4.4   1995 STAAR Surgical Company Consultant Stock Plan./(8)/

    4.5   Stockholders' Rights Plan dated effective April 20, 1995./(9)/

    10.1 Non-Exclusive License Agreement dated March 13, 1986 between the Company and CooperVision, Inc./(7)/

    10.2 Technology License Agreement And Option To Purchase Equity Interest dated March 13, 1986 between the Company and CooperVision, Inc./(7)/

    10.3 License Agreement dated December 16, 1986 between the Company and Optical Radiation Corporation./(5)/

    10.4 Joint Venture Agreement dated May 23, 1988 between the Company, Canon Sales Co., Inc. and Canon, Inc./(6)/

    10.5 License Agreement dated March 9, 1990 between Chiron Ophthalmics, Inc. and the Company./(7)/

    10.6 License Agreement dated March 9, 1990 between Chiron Ophthalmics, Inc. and the Company./(7)/

    10.7 Form of Formula Stock Option Agreements granted to certain executive officers and directors of Company commencing in August 1990 in connection with 1990 Stock Option Plan./(5)/

    10.8 Promissory Note dated February 28, 1991 from John R. Wolf to the Company./(3)/

    10.9  Stock Pledge/Security Agreement dated February 28, 1991 between John
          R. Wolf, the Company and Pollet & Associates./(3)/

    10.10 Promissory Note dated February 28, 1991 from William C. Huddleston to the Company./(3)/

    10.11 Stock Pledge/Security Agreement dated February 28, 1991 between William C. Huddleston, the Company and Pollet & Associates./(3)/

    10.12 Amended and Restated Soft IOL License Agreement restated as of January 31, 1992 between the Company, Softlensco, Inc., and Iolab Corporation./(3)/

    10.13 Employment Contract For Director Of European Affairs dated March 23, 1992 between the Company and Donald Ferguson./(7)/

    10.14 Promissory Note dated May 26, 1992 from Andrew F. Pollet./(5)/

    10.15 Deed of Trust, dated September 21, 1992 by the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990./(5)/

    10.16 Promissory Note dated July 3, 1992 from William C. Huddleston to the Company./(5)/

    10.17 Stock Pledge/Security Agreement, dated July 3, 1992 between William C. Huddleston the Company and Pollet & Associates./(5)/

    10.18 Lease, dated November 9, 1992 by and between Linda Lee Brown and Phyllis Ann Bailey and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California./(5)/

    10.19 Lease Addition, dated November 9, 1992 by and between Turner Trust, Dale E. Turner & Francis R. Turner, as Trustees and the Company to that certain lease dated October 20, 1983 regarding real property located at 1911 Walker Avenue, Monrovia, California./(5)/

    10.20 Supply and Distribution Agreement, dated December 21, 1992 between Intersectoral Research and Technology Complex Eye Microsurgery and the Company./(5)/

    10.21 Patent License Agreement dated May 24, 1995 with Eye Microsurgery Intersectoral Research and Technology Complex./(11)/

    10.22 Promissory Note dated March 18, 1993 from William C. Huddleston to the Company./(7)/

    10.23 Indenture of Lease dated September 1, 1993 with FKT Associates regarding real property located at 1900 South Myrtle Avenue, Monrovia, California./(7)/

    10.24 Loan and Security Agreement of STAAR Surgical Company dated December 13, 1993, with Greyhound Financial Capital Corporation./(7)/

    10.25 Patent Security Agreement and Conditional Assignment dated December 13, 1993 with Greyhound Financial Capital Corporation./(7)/

    10.26 Employment Agreement dated March 1, 1994 between the Company and Vladimir Feingold./(7)/

    10.27 Employment Agreement dated March 1, 1994 between the Company and William C. Huddleston./(7)/

    10.28 Employment Agreement dated March 1, 1994 between the Company and Carl
          M. Manisco./(7)/

    10.29 Employment Agreement dated March 1, 1994 between the Company and Michael J. Lloyd./(7)/

    10.30 Employment Agreement dated March 1, 1994 between the Company and Stephen L. Ziemba./(7)/

    10.31 Amended IOL Supply Agreement dated June 10, 1994 between the Company and Chiron Vision Corporation./(7)/

    10.32 Manufacturing Site Agreement dated June 10, 1994 between the Company and Chiron Vision Corporation./(7)/

    10.33 Form of Non-Qualified Stock Option Agreements granted to Directors of Company in June and August 1994./(7)/

    10.34 Agreement For Purchase And Sale Of Assets dated October 1, 1994 between STAAR Surgical Australasia Pty. Ltd. and Bionica Pty. Ltd./(7)/

    10.35 Agreement dated October 10, 1995, with China Eye Joint Venture./(11)/

    10.36 Agreement dated November 1994 between the Company and Norbrook Laboratories Limited./(7)/

    10.37 Modification To Employment Agreement dated December 20, 1994 between the Company and John R. Wolf./(7)/

    10.38 First Amendment To Sales Representative Agreement dated December 20, 1994 between the Company and John R. Wolf./(7)/

    21    List of Subsidiaries./(10)/

    24    Powers of Attorney

    27    Financial Data Schedules

-------------------------------

(Footnotes to Exhibits):

    (1) Incorporated by reference from the Company's Registration Statement on Form S-18 (File No. 2-83434).

    (2) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-37248, filed on October 11, 1990.

    (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year end December 31, 1991.

    (4) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-76404, filed on March 11, 1994.

    (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year end January 1, 1993.

    (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year end December 31, 1993.

    (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year end December 30, 1994.

    (8) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-60241, filed on June 15, 1995.

    (9) Incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 6, 1995, filed on May 12, 1995.

    (10)  Filed herewith.

    (11)  Refiled herewith pursuant to Reg. (S)201.24.

    (12)  No significant subsidiaries.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1996.


                            STAAR SURGICAL COMPANY


                         By: /s/ John R. Wolf
                             ---------------------------------------------------
                             John R. Wolf, President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 27, 1996 and in the capacities indicated.


/s/ John R. Wolf                       President, Chief Executive Officer and
---------------------------------      Chairman
John R. Wolf


/s/ William C. Huddleston              Vice President and Chief Financial
---------------------------------      Officer (principal accounting and
William C. Huddleston                  financial officer)


/s/ Peter J. Utrata, M.D.*             Director
---------------------------------
Peter J. Utrata, M.D.


/s/ Joseph C. Gathe, M.D.*             Director
---------------------------------
Joseph C. Gathe


/s/ Andrew F. Pollet*                  Director
---------------------------------
Andrew F. Pollet


/s/ Michael R. Deitz, M.D.*            Director
---------------------------------
Michael R. Deitz, M.D.


* /s/ William C. Huddleston
---------------------------------
William C. Huddleston
(Attorney in Fact)

                             STAAR SURGICAL COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 29, 1995
                             SEC FILE NO.: 0-11634



                                   VOLUME II

                             STAAR SURGICAL COMPANY
                           ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 29, 1995
                              FILED EXHIBITS INDEX

EXHIBIT NUMBER
      3.4                By-laws as amended

     10.21 Patent License Agreement dated May 24, 1995 with Eye Microsurgery Intersectoral Research and Technology Complex

     10.36               Agreement dated October 10, 1995, with China Eye Joint
                         Venture

     24                  Powers of Attorney

     27                  Financial Data Schedules

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                    ---------------------------------------


                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------


                         YEARS ENDED DECEMBER 29, 1995,
                    DECEMBER 30, 1994 AND DECEMBER 31, 1993
                    ---------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
STAAR Surgical Company


We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and subsidiaries as of December 29, 1995 and December 30, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STAAR Surgical Company and subsidiaries as of December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles.



                                                                BDO SEIDMAN, LLP


Los Angeles, California
March 21, 1996

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

==============================================================================================

ASSETS (Note 5)                                                       1995           1994
---------------------------------------------------------------   ------------   -------------
Current assets:
 Cash and cash equivalents                                        $ 3,767,011    $  3,203,887
 Accounts receivable, less allowance for doubtful accounts
   of $119,490 and $307,435 (Note 1)                                7,492,439       5,307,708
 Inventories (Note 2)                                               9,591,898       8,578,646
 Prepaid, deposits and other current assets (Note 14)                 917,895         609,623
 Deferred income tax (Note 7)                                       3,323,724       2,400,000
                                                                  -----------    ------------
         Total current assets                                      25,092,967      20,099,864
                                                                  -----------    ------------

 Investment in joint venture (Note 4)                               2,121,492       1,791,485

 Property, plant and equipment, net (Note 3)                        6,362,696       4,035,562
 Patents and licenses, net of accumulated amortization of
   $826,715 and $527,544 (Notes 8, 9 and 10)                        3,538,769       1,857,729

 Other assets                                                       1,687,066       1,103,561
                                                                  -----------    ------------

                                                                  $38,802,990    $ 28,888,201
                                                                  ===========    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
 Notes payable (Note 5)                                           $ 3,548,686    $  1,465,850
 Accounts payable                                                   1,448,135       1,109,364
 Current portion of long-term debt (Note 6)                           480,151         326,375
 Other current liabilities (Notes 12 and 13)                        3,281,321       3,032,777
                                                                  -----------    ------------
         Total current liabilities                                  8,758,293       5,934,366
                                                                  -----------    ------------

Long-term debt (Note 6)                                             1,212,178         571,755
Deferred gain on sale of license (Note 4)                             143,750         331,250
Other long-term liabilities                                            10,743          21,871
                                                                  -----------    ------------
         Total liabilities                                         10,124,964       6,859,242
                                                                  -----------    ------------

Commitments and contingencies (Notes 12 and 14)

Stockholders' equity (Notes 11, 12 and 14):
 Common stock, $.01 par value, 40,000,000 shares authorized;
   issued and outstanding 12,784,148 and 12,704,461                   127,841         127,045
 Capital in excess of par value                                    40,325,287      41,158,736
 Accumulated deficit                                               (9,449,087)    (16,930,807)
                                                                  -----------    ------------
                                                                   31,004,041      24,354,974
 Notes and other receivables (Note 11)                             (2,326,015)     (2,326,015)
                                                                  -----------    ------------
         Total stockholders' equity                                28,678,026      22,028,959
                                                                  -----------    ------------

                                                                  $38,802,990    $ 28,888,201
                                                                  ===========    ============

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
     YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994 AND DECEMBER 31, 1993
================================================================================



                                                       1995           1994           1993
                                                   ------------   ------------   ------------

Sales (Note 5)                                     $34,180,420    $26,333,328    $19,602,501
Royalty income (Note 19)                               514,000      1,020,046        473,227
                                                   -----------    -----------    -----------

         Total revenues                             34,694,420     27,353,374     20,075,728

Cost of sales                                        8,441,099      6,058,717      3,979,986
                                                   -----------    -----------    -----------

         Gross profit                               26,253,321     21,294,657     16,095,742
                                                   -----------    -----------    -----------

Selling, general and administrative expenses:
 General and administrative (Note 14)                5,000,484      4,364,722      4,907,372
 Marketing and selling                              10,911,240      8,694,134      6,997,725
 Research and development                            3,253,536      2,718,451      2,260,191
                                                   -----------    -----------    -----------

         Total selling, general and
          administrative expenses                   19,165,260     15,777,307     14,165,288
                                                   -----------    -----------    -----------

         Operating income                            7,088,061      5,517,350      1,930,454
                                                   -----------    -----------    -----------

Other income (expense):
 Equity in earnings of joint venture (Note 4)          517,507        867,389        626,722
 Interest income (expense) - net                      (265,645)      (168,413)       (35,187)
 Other income (expense)                                 51,145        (74,012)        93,770
                                                   -----------    -----------    -----------

         Total other income (expense)                  303,007        624,964        685,305
                                                   -----------    -----------    -----------

Income before income taxes                           7,391,068      6,142,314      2,615,759

Income tax benefit (provision) (Note 7)                 90,652      2,184,000        (81,000)
                                                   -----------    -----------    -----------

Net income                                         $ 7,481,720    $ 8,326,314    $ 2,534,759
                                                   ===========    ===========    ===========

Net income per share (Note 11):
 Primary                                                 $0.55          $0.63          $0.20
                                                   ===========    ===========    ===========
 Fully diluted                                           $0.55          $0.62          $0.20
                                                   ===========    ===========    ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994 AND DECEMBER 31, 1993
================================================================================


                                                 Capital in                                     Notes
                                    Common      Excess of      Accumulated      Treasury      and Other      Prepaid
                                     Stock      Par Value        Deficit         Stock       Receivables    Services       Total
                                   ---------   ------------   -------------   ------------   ------------   ---------   ------------


Balance, at January 1, 1993        $121,078    $40,641,633    $(27,791,880)   $(1,189,126)   $(4,396,240)   $(68,359)   $ 7,317,106

Common stock issued in private
 placement (Note 11)                  2,215        649,064               -              -              -           -        651,279
Common stock issued upon
 exercise of options (Note 11)        2,669      1,098,999               -              -     (1,062,375)          -         39,293
Common stock issued upon
 exercise of warrants (Note 11)       1,097        184,152               -              -              -           -        185,249
Common stock issued as payment
 for services (Note 11)                 561        244,917               -              -              -           -        245,478
Common stock repurchased (Note
 11)                                      -              -               -       (337,000)       337,000           -              -
Treasury stock retired (Note 11)     (1,988)    (1,524,138)              -      1,526,126              -           -              -
Payments on notes receivable
 (Note 11)                                -              -               -              -        944,250           -        944,250
Service fees earned through
 December 31, 1993                        -              -               -              -              -      68,359         68,359
Net income                                -              -       2,534,759              -              -           -      2,534,759
                                   --------    -----------    ------------    -----------    -----------    --------    -----------

Balance, at December 31, 1993       125,632     41,294,627     (25,257,121)             -     (4,177,365)          -     11,985,773

Common stock issued in private
 placement (Note 11)                     31          9,963               -              -              -           -          9,994
Common stock issued upon
 exercise of options (Note 11)        1,865        692,574               -              -       (192,000)          -        502,439
Common stock issued upon
 exercise of warrants (Note 11)       1,657        329,219               -              -              -           -        330,876
Common stock issued as payment
 for services (Note 11)                 759        369,741               -              -              -           -        370,500
Common stock returned in
 exchange for notes receivable
 (Notes 11 and 14)                   (3,599)    (1,936,688)              -              -      1,940,287           -              -
Common stock issued to purchase
 assets (Notes 11 and 14)               700        349,300               -              -              -           -        350,000
Stock options issued as payment
 for services (Notes 11 and 12)           -         50,000               -              -              -           -         50,000
Payments on notes receivable
 (Note 11)                                -              -               -              -        103,063           -        103,063
Net income                                -              -       8,326,314              -              -           -      8,326,314
                                   --------    -----------    ------------    -----------    -----------    --------    -----------

Balance, at December 30, 1994       127,045     41,158,736     (16,930,807)             -     (2,326,015)          -     22,028,959

Common stock issued upon
 exercise of options (Note 11)          872        399,902               -              -              -           -        400,774
Common stock issued upon
 exercise of warrants (Note 11)         277         32,987               -              -              -           -         33,264
Common stock issued as payment
 for services (Note 11)                 511        432,302               -              -              -           -        432,813
Common stock repurchased and
 cancelled                           (1,750)    (1,626,980)              -              -              -           -     (1,628,730)

Cash paid on common stock
 issued for cashless exercise
 of 138,026 options and warrants        886        (71,660)              -              -              -           -        (70,774)

Net income                                -              -       7,481,720              -              -           -      7,481,720
                                   --------    -----------    ------------    -----------    -----------    --------    -----------

Balance, at December 29, 1995      $127,841    $40,325,287    $ (9,449,087)   $         -    $(2,326,015)   $      -    $28,678,026
                                   ========    ===========    ============    ===========    ===========    ========    ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994 AND DECEMBER 31, 1993
================================================================================
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                    1995           1994           1993
                                                                ------------   ------------   ------------
Cash flows from operating activities:
 Net income                                                     $ 7,481,720    $ 8,326,314    $ 2,534,759
 Adjustments to reconcile net income to net
   cash provided by (used) in operating activities:
     Depreciation and amortization of property and
       equipment                                                  1,159,610        996,068        835,259
     Amortization of patents and licenses                           299,171        257,075        113,663
     Provision for allowance for doubtful accounts                  111,512        121,435        176,975
     Increase (decrease) in inventory
       reserve for obsolescence                                     (73,543)         9,665          9,012
     Equity in earnings of joint venture                           (517,507)      (867,389)      (626,722)
     Recognition of deferred tax asset                             (923,724)    (2,400,000)             -
     Common stock issued for services                               432,813        370,500        245,478
     Options issued for services                                          -         50,000              -
     Services performed in satisfaction of notes
       receivable                                                         -              -         93,750
     Prepaid services and other                                           -              -         68,359
     Change in operating working capital
       (Note 15)                                                 (2,956,909)    (2,898,393)    (4,432,552)
                                                                -----------    -----------    -----------
       Net cash provided by (used in) operating activities        5,013,143      3,965,275       (982,019)
                                                                -----------    -----------    -----------

Cash flows from investing activities:
 Acquisition of property and equipment                           (3,486,744)    (2,152,646)    (1,122,916)
 Issuance of notes receivable                                             -       (192,000)             -
 Increase in patents and licenses                                (1,980,211)      (872,983)      (459,332)
 Increase in other assets                                          (583,505)      (835,169)      (294,137)
                                                                -----------    -----------    -----------

       Net cash used in investing activities                     (6,050,460)    (4,052,798)    (1,876,385)
                                                                -----------    -----------    -----------
Cash flows from financing activities:
 Increase in borrowings under notes payable
   and long-term debt                                               794,199        920,001              -
 Payments on other notes payable and long-term debt                 (11,128)             -       (638,456)
 Net borrowings (payments) under line-of-credit                   2,082,836       (168,373)     1,634,223
 Proceeds from the issuance of common stock                         434,107      1,035,309        875,821
 Cash paid in lieu of exercise of stock
   options and warrants                                             (70,774)             -              -
 Proceeds from collections on notes receivable                            -        103,063        850,500
 Payments for repurchase of common stock                         (1,628,799)             -              -
                                                                -----------    -----------    -----------
       Net cash provided by financing activities                  1,600,441      1,890,000      2,722,088
                                                                -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                    563,124      1,802,477       (136,316)

Cash and cash equivalents at beginning of year                    3,203,887      1,401,410      1,537,726
                                                                -----------    -----------    -----------

Cash and cash equivalents at end of year                        $ 3,767,011    $ 3,203,887    $ 1,401,410
                                                                ===========    ===========    ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

                         YEARS ENDED DECEMBER 29, 1995,
                    DECEMBER 30, 1994 AND DECEMBER 31, 1993
================================================================================


ORGANIZATION AND DESCRIPTION OF BUSINESS

STAAR Surgical Company (the "Company") is incorporated in Delaware. The Company was initially formed to develop, produce and market soft foldable intraocular lenses ("IOLs") and other products for small incision cataract surgery. Upon receipt of FDA approval in the form of an Investigational Device Exemption ("IDE") for clinical studies in 1984, the Company began production and sale of its ELASTIC and conventional lens implants and began selling surgical packs used in cataract surgery. In September 1991, the Company obtained premarket approval from the FDA for its two primary products: the ELASTIC and ELASTIMIDE lenses. In April 1995, the Company obtained premarket approval from the FDA for its ultraviolet-absorbing IOLs.

The Company develops, produces and markets a variety of ophthalmic products for use in micro or less invasive ophthalmic surgery. The Company currently produces and sells foldable IOL's, injection systems for the IOL's, Phacoemulsifcation systems to remove cataract lenses, surgical packs and glaucoma devices to treat glaucoma. The Company's future products, for which domestic distribution is dependent upon approval from the FDA, include Implantable Contact Lenses (ICL's) for the treatment of myopia, hyperopia and astigmatism, advanced devices for less invasive treatment of glaucoma and hyaluronic acid, a liquid used in cataract surgery.

In 1993, the Company formed a wholly-owned subsidiary named STAAR Surgical A.G. which was registered in the Canton of Berne, Switzerland. STAAR Surgical Australasia Pty. Ltd., and STAAR Surgical Canada, Ltd. were both formed as sales subsidiaries in 1994. Additionally, STAAR Surgical A.G. formed a wholly-owned subsidiary named STAAR Surgical France, SARL in 1993 and STAAR Surgical South Africa Pty. Ltd. in 1994, STAAR Surgical Austria GmbH and STAAR Surgical Germany in 1995. These subsidiaries were formed to support the Company's expansion into Europe, Asia, and other international markets and, in the case of STAAR Surgical A.G., to manufacture and distribute the Company's current and future products for worldwide distribution.

BASIS OF PRESENTATION

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. During 1995, 1994 and 1993, foreign currency translation and transaction gains and losses were not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

The Company's fiscal year ends on the Friday nearest December 31.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONTINUED)
================================================================================


REVENUE RECOGNITION

The Company records revenues from product sales to hospitals and physicians principally upon implant of IOL's from cataract surgery. Revenues from product sales to distributors (primarily export sales) are recorded upon shipment. The Company experiences a minimum amount of returns. Revenue from license and technology agreements is recorded as income when the Company has satisfied the terms of such agreements and has knowledge of the amounts.

EXPORT SALES

During the years ended December 29, 1995, December 30, 1994 and December 31, 1993 the Company had export sales, primarily to Europe, South Africa, Australia, and Southeast Asia, of approximately $8,133,000, $4,284,000 and $2,360,000. Of these sales, approximately $4,841,000, $3,361,000 and $1,784,000 were to Europe, which is the Company's principal foreign market, for the years ended December 29, 1995, December 30, 1994 and December 31, 1993.

The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.

Depreciation is provided on the straight-line method over the estimated useful lives, which are generally not greater than five years. Leasehold improvements are amortized over the life of the lease or estimated useful life, if shorter.

PATENTS AND LICENSES

The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which range from 8 to 17 years. The patent and costs are periodically reviewed each year based on management's estimates of sales of the related products. Patent and license costs are expensed when determined worthless.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONCLUDED)
================================================================================


PATENTS AND LICENSES  (Continued)

The Company has been and continues to be involved in litigation to protect the position of the Company concerning its patents and its proprietary technology, and intends in the future to continue to vigorously prosecute and/or defend the position of the Company and its licensees as to its or their patents and other proprietary technology.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues, and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates.

NET INCOME PER SHARE

Primary net income per share has been computed by dividing net income by the weighted average number of common shares and common stock equivalents (outstanding warrants and options) outstanding during the period. For the three years ended December 29, 1995, the weighted average number of shares is computed using a treasury stock method, under which the number of common stock equivalent shares outstanding reflects and assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such common stock options and warrants to repurchase shares of the Company's common stock at the current fair values.

For purposes of calculating fully diluted net income per share for the three years ended December 29, 1995, common stock equivalents arising from the exercise of warrants and options were converted using the year-end market price of the Company's common stock. The number of common and common equivalent shares used for computing primary and fully diluted net income per share were as follows:

                               1995         1994         1993
                            ----------   ----------   ----------

         Primary            13,678,882   13,170,027   12,822,683
         Fully diluted      13,715,097   13,500,363   12,858,796


RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform with the 1995 presentation.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         YEARS ENDED DECEMBER 29, 1995,
                    DECEMBER 30, 1994 AND DECEMBER 31, 1993
================================================================================


NOTE 1 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                                 1995          1994
                                                              -----------   ----------

         Domestic                                             $ 4,486,125   $4,106,147
         Export                                                 2,611,804    1,382,230
         Royalties                                                514,000      126,766
                                                              -----------   ----------

                                                                7,611,929    5,615,143

         Less allowance for doubtful accounts                     119,490      307,435
                                                              -----------   ----------

                                                              $ 7,492,439   $5,307,708
                                                              ===========   ==========

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

                                                                     1995         1994
                                                              -----------   ----------

         Raw materials and purchased parts                    $ 1,104,203   $  602,058
         Work in process                                        1,143,119    1,263,943
         Finished goods                                         7,344,576    6,712,645
                                                              -----------   ----------

                                                              $ 9,591,898   $8,578,646
                                                              ===========   ==========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

                                                                     1995         1994
                                                              -----------   ----------

         Machinery and equipment                              $ 7,693,617   $4,996,957
         Furniture and fixtures                                 3,073,911    2,623,951
         Leasehold improvements                                 2,150,158    1,810,034
                                                              -----------   ----------

                                                               12,917,686    9,430,942

         Less accumulated depreciation and
          amortization                                          6,554,990    5,395,380
                                                              -----------   ----------

                                                              $ 6,362,696   $4,035,562
                                                              ===========   ==========

NOTE 4 - INVESTMENT IN JOINT VENTURE

The Company participates with a 50% interest in a joint venture, the CANON-STAAR Company, Inc. ("CSC"), with Canon Inc. ("Canon") and Canon Sales Co. ("Canon Sales") owning the remaining 50%. The purpose of the joint venture is to manufacture and sell the Company's IOL products to Canon Sales any other distributors in Japan. The Company sold CSC, an exclusive license to manufacture and market its products in Japan. The Company recorded $1,500,000 of deferred revenue on the sale of the license which is being recognized over eight years through 1996 on a straight-line basis. The Company uses the equity method of accounting for this investment. The financial statements of CSC include assets of approximately $5,454,000 and $5,078,000 and liabilities of approximately $654,000 and $643,000 as of December 29, 1995 and December 30, 1994.

The Company's equity in earnings of the joint venture is calculated as follows:

                                                     1995         1994         1993
                                                  ----------   -----------   ---------

         Joint venture net income                  $660,014    $1,359,778    $878,444
         Equity interest                                 50%           50%         50%
                                                   --------    ----------    --------
         Equity in net income                       330,007       679,889     439,222
         Recognition of deferred gain
          on sale of license                        187,500       187,500     187,500
                                                   --------    ----------    --------

         Equity in earnings of joint venture       $517,507    $  867,389    $626,722
                                                   ========    ==========    ========

The Company recorded sales of certain IOL products to CSC of approximately $171,000, $262,000 and $248,000 in 1995, 1994 and 1993.

NOTE 5 - NOTE PAYABLE

In December 1993, the Company entered into a three year revolving credit facility which provides for borrowings up to $3,000,000, limited to 75% of eligible accounts receivable, at the prime interest rate (8.5% and 8.5% at December 29, 1995 and December 30, 1994) plus 2.75% at December 29, 1995 and 3.5% at December 30, 1994. The weighted average interest rate was 11.63% and 10.32% for fiscal 1995 and 1994. The loan is secured by substantially all of the assets of the Company and contains certain restrictive covenants including the maintenance of various financial ratios and a limitation of indebtedness to others and payment of dividends. The maximum borrowings outstanding under this facility during 1995 was approximately $2,800,000. Borrowings outstanding at December 29, 1995 and December 30, 1994 were $2,511,741 and $1,465,850, respectively. The Company was in compliance with the restrictive covenants as of December 29, 1995.

In May 1994, the Company entered into a separate revolving credit facility with a Swiss bank which provides for borrowings up to 1,125,000 Swiss Francs ($968,992 at the exchange rate at December 29, 1995) at the interest rate of 5.5%. A commission rate of 0.25% is payable each quarter. The loan does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding under this facility as of December 29, 1995 and December 30, 1994 was 1,203,893 Swiss Francs ($1,036,945) and -0-.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                        1995        1994
                                                     ----------   --------
Note payable to bank, interest at 6.25%,
  payable in four annual installments plus
  interest beginning in 1996, guaranteed by the
  Swiss federal government                           $  991,703   $764,801

Note payable to equipment vendor, interest
  at 13%, payable in monthly installments
  plus interest through December 1999,
  secured by equipment                                  124,379    133,329

Obligations under capitalized leases (see
  Note 12)                                              576,247          -
                                                     ----------   --------

                                                      1,692,329    898,130

Less current portion                                    480,151    326,375
                                                     ----------   --------

Long-term debt due after one year                    $1,212,178   $571,755
                                                     ==========   ========

Based on the borrowing rates currently available to the Company for similar bank and equipment loans and capitalized leases, the amounts stated above approximate the fair value of the respective financial instruments.

NOTE 7 - INCOME TAXES

Effective January 2, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (the "Statement") which requires, among other things, a change from the deferred method to the asset and liability method of accounting for income taxes. The impact on net income and financial position of this change in accounting was not material to 1993. As a result of the adoption of the Statement, the tax benefits of net operating loss carryforwards utilized in 1995, 1994 and 1993 are presented in the Consolidated Statement of Operations as reductions of the provisions for income tax.

The provision (benefit) for income taxes consist of the following:

                                                         1995          1994        1993
                                                      ----------   ------------   -------
    Domestic currently payable:
      Federal (net of $2,513,000, $1,608,000 and
         $762,000 tax benefit from operating
         loss carryforwards)                          $ 149,000    $   138,000    $50,000
      State (net of $-0-, $441,000 and $190,000
         tax benefit from operating loss
         carryforwards)                                 684,000         78,000     31,000
                                                      ---------    -----------    -------
                                                        833,000        216,000     81,000
    Deferred tax assets, net                           (924,000)    (2,400,000)         -
                                                      ---------    -----------    -------
                                                      $ (91,000)   $(2,184,000)   $81,000
                                                      =========    ===========    =======

Deferred taxes arise from timing differences in recognizing expenses for tax purposes and financial statement purposes. These timing differences consist primarily of book depreciation in excess of tax depreciation, deduction of state income taxes for federal tax purposes that differ from book purposes, capitalization of certain inventory costs for tax purposes, amortization of intangibles and other deferred assets for tax purposes in excess of book amortization and accruals for expenses and losses that are not deductible for tax purposes until paid or realized.

At December 29, 1995, the Company had net operating loss carryforwards of approximately $7,584,000 for federal income tax purposes expiring at various dates between 1999 and 2006. The Company has utilized all of its remaining tax loss carryforwards for California income tax purposes during 1995.

Alternative minimum tax and research and experimentation tax credit carryforwards at December 29, 1995 were approximately $300,000 and $481,000 for tax purposes. The tax credits expire at various dates through 2004.

The provision (benefit) based on income from continuing operations differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

                                                         Liability Method
                                                    --------------------------
                                                     1995      1994      1993
                                                    -------   -------   ------

Computed provision (benefit) for taxes
  based on income at statutory rate                  34.0%     34.0%     34.0%
Permanent differences                                  .2      (2.2)       .2
State taxes, net of federal income tax benefit        7.7       5.7       6.3
Tax benefit of net operating loss carryforward      (28.2)    (37.5)    (40.5)
Alternative minimum tax                               1.7       2.2       2.5
Reduction of valuation allowance                    (18.5)    (39.1)        -
Other                                                 2.1       1.3        .6
                                                    -----     -----     -----
                                                     (1.0%)   (35.6%)     3.1%
                                                    =====     =====      ====

The reduction of the valuation allowance is lower than would be expected due to utilization of net operating loss carryforwards caused by a difference in the Company's tax year end and the financial accounting year end.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 29, 1995 and December 30, 1994 are as follows:

                                                       1995           1994
                                                    -----------   ------------
Deferred tax assets:
 Allowance for doubtful accounts                    $   44,000    $   119,374
 Inventory reserves and uniform capitalization         262,000        279,890
 Accrued vacation                                      117,600         91,761
 Amortization of deferred gain                          57,600        132,500
 Accrued expenses                                            -        310,530
 Depreciation and amortization                        (670,000)        41,667
 State taxes                                           153,000        181,762
 Net operating loss carryforwards                    2,578,524      6,147,588
 Tax credits                                           781,000        714,000
                                                    ----------    -----------

Total deferred tax assets                            3,323,724      8,019,072

Valuation allowance for deferred tax assets                  -     (5,619,072)
                                                    ----------    -----------
Recognition of deferred tax assets                  $3,323,724    $ 2,400,000
                                                    ==========    ===========

As a result of the Company's positive operating results for each of the three years ended December 29, 1995, the Company determined that a deferred tax asset of $923,724 and $2,400,000 should be recognized as of December 29, 1995 and December 30, 1994. This amount was based on a consideration of current and future anticipated earnings. Income levels in 1996 and 1997 similar to those of 1995 should result in full recognition of the deferred tax asset. The amount recorded as of December 29, 1995 includes the capitalization of the remaining balance of the Company's net operating loss carryforwards. Management believes it is more likely than not that the deferred tax assets will be realized in full.

NOTE 8 - PATENTS

During 1995 the Company acquired from the Intersectoral Research and Technology Complex Eye Microsurgery ("IRTC"), a Russian Federation located in Moscow, Russia, exclusive patent rights to use and sell glaucoma devices in the United States and certain foreign countries. Also, subsequent to year end the Company acquired from IRTC exclusive rights to several domestic and foreign patents associated with the Company's implantable contact lenses (ICLs). The transactions involve a specified amount for the patent rights and payments of royalties over the life of the patents.

NOTE 9 - ALLERGAN MEDICAL OPTICS LICENSING AGREEMENT

In June 1990, the Company granted Allergan Medical Optics ("AMO") a co-exclusive (except as to STAAR and existing license) license as to certain of its then existing foldable IOL patents, and also agreed to spend up to $1 million in enforcing and defending these patents. In turn, AMO agreed, among other consideration, to pay the Company $2.5 million in non-refundable prepaid royalties.

During 1994 and 1993, not withstanding the litigation noted below, the Company received or accrued royalties in excess of the prepayments resulting in the recognition of royalty income of $1,020,046 and $473,227, respectfully. The Company is unsure as to how much royalties, if any, will be paid in future years.

The Company is involved in certain patent infringement litigation with Allergan relating to a patent for an apparatus for insertion of an intraocular lense.
The Company is claiming the patent on which it is being sued was obtained by fraud and that it does not violate the patent for the apparatus. Furthermore, the Company alleges that its inserters fall within the Company's patent for instruments. While the Company believes it will prevail in this litigation, the outcome is uncertain and the effects of an adverse outcome, if any, is unknown at this time.

NOTE 10 - LICENSING AGREEMENTS

The Company has also issued Alcon Surgical, Inc. (Alcon), Chiron Vision Corporation (Chiron), IOLAB Corporation (now owned by Chiron) and Optical Radiation Corporation with licenses to utilize certain of its patents involving foldable IOL's in the United States and selected foreign countries. Each license has a certain amount of prepaid royalties (which were received by the Company when the license was issued) which will be utilized by that licensee as sales of the licensed products are made. The Company recorded $514,000 of royalty income in 1995 related to these licenses.

The Company is involved with certain litigation with Alcon concerning the ownership and validity of the underlying patent and license agreement. The Company believes it will prevail in the litigation, however, the outcome is uncertain and the effects of an adverse outcome, if any, is unknown.

NOTE 11 - STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

In February 1991, the Company concluded a private placement of common stock and warrants to purchase common stock, in which 813,245 warrants were issued to purchase one common share, at an exercise price of $6.00. In June 1992, the warrants were called at $13.00 per share and all holders were given one month to exercise. As an inducement to each participant, the Company offered financing of up to 80% of the exercise price. Six participants elected to exercise, including the following: a director of the Company for 122,223 shares in exchange for a promissory note of $733,335; an officer of the Company for 16,667 shares in exchange for cash of $20,000 and a promissory note of $80,000; and other individuals for 6,256 shares in exchange for cash of $15,676 and promissory notes totaling $19,469. The director's and officer's promissory note bears interest at 8% with principal and interest due on May 31, 1997. The other promissory notes have been paid. The notes are all secured by a Stock Pledge Security Agreement.

Notes receivable for $994,250 remaining outstanding at January 1, 1993 in connection with two 1992 private placements was paid in full during 1993.

In October 1993, the Company completed a private placement to individuals in which 221,464 shares of common stock were issued at $3.25 per share in exchange for cash of $719,758. The Company incurred $6,479 in legal fees in connection with this private placement which were accounted for as a reduction of total proceeds received.

COMMON STOCK

In September 1990, the Company issued two officers 312,500 shares of common stock in connection with employment contracts in exchange for promissory notes totaling $375,000. These shares vested in 16 quarterly installments beginning in January 1991. The unamortized balance of the notes was paid in full during 1994. Compensation expense of $58,590 and $93,750 is included in general and administrative expenses for the years ended December 30, 1994 and December 31, 1993.

Included in common stock outstanding at December 30, 1994 and December 31, 1993, respectively, are 55,000 and 29,523 shares purchased or earned in 1993 and 1992, but not issued until 1994 and 1993. Consideration for these shares was in the form of cash, notes and services totaling $85,000 and $114,556.

In 1994, the Company issued 75,914 shares to consultants for services rendered to the Company. In September 1994, the Company issued 70,000 restricted shares of its common stock to its subsidiary, STAAR Surgical Australasia Pty. Ltd. to purchase the assets of Bionica Inc., the Company's distributor in Australia. Also, in April 1994, 359,906 shares of the Company's common stock was returned to the Company by a former officer in exchange for his promissory notes to the Company totaling $1,940,287 which the officer in prior years had issued to the Company to purchase common stock. The shares were canceled by the Company.

In 1995, the Company issued 51,111 shares to consultants for services rendered to the Company. Also, during 1995 the Company repurchased and cancelled 175,000 shares and paid cash in lieu of exercise for 49,363 options and warrants which were then cancelled. Total consideration paid for the repurchased shares, options and warrants was $1,699,573.

TREASURY STOCK

During 1993, the Company purchased a total of 101,843 shares in exchange for the retirement of a note receivable for $337,000. These shares were retired during 1993.

NOTES RECEIVABLE

As of December 29, 1995 and December 30, 1994, notes receivable from four officers and a director totalling $2,326,015 was outstanding. The notes were issued in connection with purchases of the Company's common stock. The notes bear interest at rates ranging between 6% and 8%, or at the lowest federal applicable rate allowed by the Internal Revenue Service. The notes are secured by stock pledge agreements and mature on various dates through May 1998.

OPTIONS

The table below summarizes the transactions in the Company's several stock option plans:

                                       Number        Exercise       Aggregate
                                     of Shares        Price           Value
                                     ----------   --------------   ------------

Balance at January 2, 1993           1,279,870     2.00 to  9.25   $ 5,802,851

Options granted                         75,000         $4.00           300,000
Options exercised                     (266,916)    2.25 to  4.75    (1,101,668)
Options forfeited                     (117,317)    2.00 to  5.62      (403,061)
                                     ---------                     -----------

Balance at December 31, 1993           970,637     2.00 to  9.25     4,598,122

Options granted                        636,500     4.00 to  7.00     3,013,000
Options exercised                     (186,550)    2.50 to  5.87      (698,198)
Options forfeited                     (101,833)    2.50 to  5.87      (532,921)
                                     ---------                     -----------

Balance at December 30, 1994         1,318,754     2.00 to  9.25     6,380,003

Options granted                         35,000     4.00 to  4.75       163,750
Options exercised                     (116,192)    2.50 to  6.00      (473,526)
Options forfeited                       (9,808)    2.00 to  9.25       (90,431)
                                     ---------    --------------   -----------

Balance at December 29, 1995         1,227,754     2.00 to  9.25   $ 5,929,796
                                     =========    ==============   ===========

OPTIONS EXERCISABLE (VESTED) AT
  DECEMBER 29, 1995                  1,222,420     2.00 TO  9.25   $ 5,958,460
                                     =========    ==============   ===========

Included in the table above are options for 37,354 shares outstanding at December 29, 1995 with an exercise price of $2.50 per share, pursuant to the Company's 1990 Stock Option Plan. Generally options under these plans are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years.

In May 1992, the stockholders of the Company approved the 1991 Stock Option Plan effective August 1, 1991, authorizing the issuance of the Company's common stock or issuance upon the exercise of options under the plan. Under provisions of the 1991 Stock Option Plan, 2,000,000 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years. Pursuant to this plan, options for 822,900 shares were outstanding at December 29, 1995 with exercise prices ranging between $2.50 to $5.87 per share.

During 1993, 266,916 options were exercised by officers, employees and others at an exercise price of $2.25 to $4.75 resulting in cash proceeds of $39,293 and receipt of promissory notes of $1,062,375 which are included as a reduction of to stockholders equity as of December 31, 1993. The notes bear interest at 8%, and are secured by a Stock Pledge Security Agreement whereby the purchased shares are held as collateral by a Trustee until the note is repaid. Principal and interest on the notes are all due and payable by April 1, 1997. Also during 1993, 75,000 options were granted at an exercise price of $4.00 per share to directors of the Company. These options were fully vested on the grant date.

In 1994 the Company granted options to Officers, Directors and consultants to purchase 636,500 shares of the Company's common stock at prices ranging from $4.00 to $5.00. Out of the above, 238,000 options were issued under the 1991 stock option plan and 398,500 options were issued as non-qualified stock options. Out of the above, 100,000 of the non-qualified stock options were vested in 1995.

In 1994, officers, employees, and others exercised 131,000 options from the 1990, 1991, and non qualified stock option plans at prices from $2.50 to $5.875 in exchange for cash of $505,064 and a promissory note of $192,000. The promissory note is included as a reduction to stockholders' equity as of December 30, 1994. The note bears interest at 8% payable in monthly installments and is secured by a Stock Pledge Security Agreement. Principal and any unpaid interest are due on April 1, 1997.

In 1995, officers, employees, and others exercised 116,192 options from the 1990 and 1991 stock options plans at prices from $2.50 to $6.00 in exchange for cash of $473,526.

WARRANTS

The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                      Number      Exercise       Aggregate
                                    of Shares      Price           Value
                                  ----------   ---------------  -------------

Balance at January 2, 1993        1,702,968     $.60 to $12.00   $ 8,135,607

Warrants granted                    110,000    $2.00 to $ 4.62       298,750
Warrants exercised                 (109,733)    $.60 to $ 5.50      (185,249)
Warrants expired                   (487,710)    $.60 to $12.00    (2,337,682)
                                  ---------                      -----------

Balance at December 31, 1993      1,215,525     $.60 to $12.00     5,911,426

Warrants exercised                 (165,667)   $1.20 to $4.625      (330,876)
Warrants expired                   (578,884)   $2.72 to $ 8.00    (4,616,444)
                                  ---------                       -----------

Balance at December 30, 1994        470,974     $ .60 to $5.50       964,106

Warrants exercised                 (136,747)    $ .60 to $4.24      (296,852)
Warrants expired                    (49,833)    $2.72 to $4.24      (131,002)
                                  ---------    ---------------   -----------

Balance at December 29, 1995        284,394     $ .60 to $5.50   $   536,252
                                  =========    ===============   ===========

All warrants are exercisable as of December 29, 1995.

During the year ended December 31, 1993, the Company granted warrants to purchase 80,000 shares of restricted common stock to its former president in connection with a litigation settlement (see Note 14) and warrants to purchase 30,000 shares of common stock to an outside consultant. Also in 1993, sales representatives, employees, outside consultants and a director exercised 109,733 warrants for the Company's common stock at prices from $0.60 to $5.50 per share, resulting in proceeds of $184,850.

In 1994, 165,667 warrants were exercised at prices ranging from $1.20 to $4.62 per share resulting in proceeds of $330,876. Also, in 1994, 578,884 warrants expired unexercised. The majority of these warrants were issued in conjunction with past private placements.

In 1995, 136,747 warrants were exercised at prices ranging from $0.60 to $4.24 per share for cash and/or stock (at market price effective on the date of exercise) in the amount of $296,852. The stock used to exercise the options was cancelled and shown as a reduction in common stock and additional paid in capital on the balance sheet.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Company leases certain property, plant and equipment under capital and operating lease agreements. In the later part of 1995, the Company entered into a capital lease agreement to finance surgical equipment that will be sent to China in exchange for a five year exclusive supply agreement with a hospital in Hangzhou, China. The Company committed a $600,000 letter of credit as further collateral for the lease.

Annual future minimum lease payments under noncancellable capital and operating lease commitments as of December 29, 1995 are as follows:

                                                                      Capital    Operating
Fiscal Year                                                           Leases       Leases
------------------------------------------------------------------   ---------   ----------

                    1995                                              $229,740   $  682,069
                    1996                                               229,740      617,455
                    1997                                               176,011      500,702
                    1998                                                     -      469,789
                    1999                                                     -      469,789
                    Thereafter                                               -      625,636
                                                                      --------   ----------

                    Total minimum lease payments                       635,491   $3,365,440
                                                                                 ==========

                    Imputed interest                                    59,244
                                                                      --------

                    Present value of net minimum lease payments       $576,247
                                                                      ========

Rent expense included in continuing operations was approximately $606,000, $406,000 and $409,000 for the years ended December 29, 1995, December 30, 1994 and December 31, 1993.

LITIGATION AND CLAIMS

In addition to litigation discussed in Note 9, the Company is involved in the following proceedings:

In February 1990, the Company and an outside party were charged with a $10,000,000 product liability claim arising from injuries purportedly suffered by a patient as a result of a lens manufactured by Lynell, a subsidiary of the Company. The Company believes that any liability was discharged as part of Lynell's reorganization under the Federal Bankruptcy Code prior to the Company's acquisition of Lynell. In addition, Lynell is being defended by its liability carrier. These proceedings are presently administratively off the calendar as of August 1994. If the lawsuit is reactivated, the Company believes that any liability that may result will not be material to the consolidated financial position or results of operations.

The Company was involved in several legal actions surrounding its former President ("Waggoner"). The disputes related primarily to the removal of Waggoner from control of the Company, limitations placed on Waggoner's current holdings of the Company's stock, and certain actions taken by Waggoner while he served as the Company's President. Various claims and counterclaims had been filed by both the Company and Waggoner as a result of these disputes. In February 1993, the Company entered into an agreement with Waggoner to settle litigation between the parties. In connection with the settlement, the Company paid Waggoner $150,000 and issued 400,000 shares of the Company's common stock (200,000 shares to Waggoner at closing and 200,000 shares held in escrow, with 100,000 shares released January 31, 1994 and 100,000 shares released January 31,
1995).

In addition, the Company issued Waggoner an option to purchase 25,000 shares of the Company's restricted common stock at 50% of market value, expiring on February 28, 1995, and agreed to release 114,333 shares of common stock that Waggoner currently owned. Waggoner exercised these options during 1995 at $4.75 per share. The Company also extended the terms of existing options to February 28, 1994, which allowed Waggoner to purchase 80,000 shares of restricted common stock at $2.00 per share. As a result of the agreement, the Company recognized litigation settlement expense of $3,126,214 for the year ended January 1, 1993, of which $1,326,214 was nonrecurring legal expense associated with the settlement.

The Company is involved in other legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation will be resolved without material effect on the Company's financial position.

OTHER COMMITMENTS

During 1993, the Company entered into consulting agreements with certain individuals to assist the Company in the development of new products and the promotion of its current products. Such agreements provide for payments of cash, shares of the Company's common stock and options to purchase the Company's common stock, at $7 to $11 per share over a six year period.

The aggregate commitment under these agreements at December 29, 1995 is approximately $1,511,000 in cash, $975,000 worth of common stock, 24,000 shares and 102,500 options. Included in other current liabilities at December 29, 1995 and December 30, 1994 is approximately $505,000 and $487,000 due to these consultants payable in cash and shares of the Company's common stock.

In February 1993, the Company entered into a supply and distribution agreement with Eye Microsurgery Intersectoral Research and Technology of Moscow, Russian Federation ("MNTK"). As provided in the agreement, MNTK will supply the Company with specified ophthalmic products and devices over a five year period and grant the Company exclusive distribution rights to market the products in specified foreign countries and the U.S. The Company has agreed to purchase minimum quantities of certain products totaling $41,300 on an annual basis. Also, in 1995, the Company acquired a patent owned by MNTK for a Glaucoma device. The Company is required to pay royalties on the sale of these devices.

NOTE 13 - OTHER LIABILITIES

Included in other current liabilities are approximately $1,567,000 and $1,558,000 of commissions due to outside sales representatives at December 29, 1995 and December 30, 1994, respectively.

During 1993, the Company established a discretionary profit sharing plan for various employees based upon 5% of pre-tax profits and subject to the achievement of certain goals. These goals were achieved during 1993 resulting in the accrual of $129,000 in bonuses which are included in other current liabilities and general and administrative expenses. This plan was discontinued for 1994.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has had significant related party transactions as discussed in Notes 4, 8, 9, 10, 11, and 12.

During 1993, the Company entered into a one year, $250,000 contract with a company partially owned by one of the Company's officers to perform consulting services. $150,000 of the contracted services were performed during 1993 and the remainder was performed in 1994.

Included in other current assets are approximately $11,000 and $50,000 of receivables from related parties at December 30, 1994 and December 31, 1993, respectively, representing advances to outside sales representatives and other employees. Also included in other current assets at December 30, 1994 is a $120,000 note receivable from one of the Company's officers. The note bears annual interest at 8% payable in monthly installments, with the principal and any unpaid interest due on April 1, 1997.

During 1995, 1994 and 1993, a director of the Company received approximately $256,000, $525,000 and $824,000 for fees in connection with legal and other services performed on behalf of the Company. At December 30, 1994 approximately $25,000 was due to this director.

Pursuant to an employment agreement with one of its officers, the Company has appointed that officer as "Sales Representative" through a corporation controlled by that officer. The agreement provides for payment of commissions based upon a percentage of the Company's sales. Commissions paid or accrued under this arrangement totaled approximately $322,000, $263,000 and $214,500 during 1995, 1994 and 1993, respectively.

In October 1994, the Company's subsidiary, STAAR Surgical Australasia Pty., Ltd. purchased the assets of the Company's Australian distributor for approximately $500,000. An officer of the Company was a director of the distributor and owned over 50% of its common stock.

In 1994, the Company entered into a four year non-compete agreement with a former Officer and Director of the Company. The Company paid the Officer $358,092 and agreed to take 359,906 shares of the Company's common stock as payment for $1,940,287 in promissory notes the individual owed the Company. The shares were returned and the promissory notes were canceled. The non-compete agreement is included in other assets on the balance sheet and is being written off over a four year time period. A total of $110,330 and $91,941 was amortized during 1995 and 1994, respectively.

Included in other assets at December 29, 1995 and December 30, 1994 was $239,048 and $349,378, respectively, related to a non compete agreement with a former officer and director of the Company. The cost of this agreement is being amortized on a straight line basis over its four year life.

NOTE 15 - STATEMENTS OF CASH FLOWS

Net cash provided by operating activities includes interest paid of approximately $419,000, $206,000 and $25,000 for the years ended December 29, 1995, December 30, 1994, and December 31, 1993. Income taxes paid amounted to approximately $947,000, $14,800 and $2,400 for the years ended December 29, 1995, December 30, 1994 and December 31, 1993.

During 1994, the Company received 359,906 shares of its common stock in exchange for settlement of notes receivable totaling $1,940,287 from a former officer of the Company. During 1994, the Company issued $500,000 of common stock to purchase assets.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONCLUDED)
================================================================================


NOTE 15 - STATEMENTS OF CASH FLOWS  (Continued)

Changes in operating working capital as shown in the consolidated statements of cash flows for the years ended December 29, 1995, December 30, 1994 and December 31, 1993 are comprised of:

                                                       1995           1994           1993
                                                   ------------   ------------   ------------
Decrease (increase) in:
  Accounts receivable                              $(2,296,243)   $(1,536,712)   $(1,557,251)
  Inventories                                         (939,709)      (605,979)    (3,153,263)
  Prepaids, deposits and other current assets         (308,272)      (196,531)       (60,700)
Increase (decrease) in:
  Accounts payable                                     338,771       (329,304)      (128,297)
  Other current liabilities                            248,544       (165,867)       600,959
                                                   -----------    -----------    -----------
Change in operating working capital                $(2,956,909)   $(2,834,393)   $(4,298,552)
                                                   ===========    ===========    ===========

NOTE 16 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1995, the Company recorded an adjustment in the amount of approximately $924,000 relating to the recognition of deferred tax assets. This adjustment increased net income by $924,000 or $.07 per share for that quarter.

During the fourth quarter of 1994, the Company recorded aggregate adjustments in the amount of approximately $2,230,000 relating to the recognition of deferred tax assets of $2,400,000 and to the Company's equity in income taxes incurred by Canon-STAAR of $170,000. The adjustments increased net income by $2,230,000, or $.17 per share for that quarter.

    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE AND CONSENT



To the Board of Directors and Stockholders
STAAR Surgical Company and Subsidiaries


The audits referred to in our report dated March 21, 1996, included the related financial statement schedule as of December 29, 1995, and for each of the three years in the period ended December 29, 1995, included in the annual report on Form 10-K of STAAR Surgical Company and subsidiaries. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the Registration Statements
(No. 33-37248, No. 2-83434 and No. 33-76404) on Form S-8 of STAAR Surgical Company of our report dated March 21, 1996, relating to the consolidated balance sheets of STAAR Surgical Company and subsidiaries as of December 29, 1995 and December 30, 1994 and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the three years in the period ended December 29, 1995, which report appears in the December 29, 1995 annual report on Form 10-K of STAAR Surgical Company and subsidiaries.



                                            BDO SEIDMAN, LLP



Los Angeles, California
March 28, 1996

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES
================================================================================


Column A                       Column B    Column C      Column D        Column E
---------------------------   ----------   ---------   -------------   -------------
                              Balance at                                Balance at
                              beginning                                   end of
Description                    of year     Additions    Deductions         year
---------------------------   ----------   ---------   -------------   -------------

1995
Allowance for doubtful
 accounts deducted from
 accounts and notes
 receivable in balance
 sheet                          $307,000    $112,000   $     300,000   $     119,000
Reserve for obsolescence
 deducted from inven-
 tories in balance sheet         105,000           -          74,000          31,000
                                --------   ---------   -------------   -------------
                                $412,000    $112,000   $     374,000   $     150,000
                                ========   =========   =============   =============

1994
Allowance for doubtful
 accounts deducted from
 accounts and notes
 receivable in balance
 sheet                          $250,000    $121,000   $ 64,000/(2)/   $     307,000
Reserve for obsolescence
 deducted from inven-
 tories in balance sheet         114,000           -      9,000/(3)/         105,000
                                --------   ---------   -------------   -------------
                                $364,000    $121,000   $      73,000   $     412,000
                                ========   =========   =============   =============

1993
Allowance for doubtful
 accounts deducted from
 accounts and notes
 receivable in balance
 sheet                          $207,000    $177,000   $134,000/(2)/   $250,000/(1)/
Reserve for obsolescence
 deducted from inven-
 tories in balance sheet         105,000       9,000               -         114,000
                                --------   ---------   -------------   -------------
                                $312,000    $186,000   $     134,000   $     364,000
                                ========   =========   =============   =============

------------

(1) Represents allowance for uncollectible receivables.
(2) Writeoffs.
(3) Obsolete inventory written down to zero value.