Form 10-Q
period 1996-03-29
STAAR SURGICAL COMPANY
filed 1996-05-13
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended  . . . . . . . . . . . . . . .  March 29, 1996

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

  The Registrant has 12,851,343 shares of common stock, par value $0.01 per share, issued and outstanding as of May 8, 1996.

  Total number of sequentially numbered pages in this document:  8

                             STAAR SURGICAL COMPANY

                                     INDEX

                                                                            PAGE NUMBER
PART I
Item 1 - Financial Information

     Condensed Consolidated Balance Sheets -  March 29, 1996
     and December 29, 1995.................................................      1

     Condensed Consolidated Statements of Income - Three Months Ended
     March 29, 1996 and March 31, 1995.....................................      2

     Condensed Consolidated Statements of Cash Flows - Three Months Ended
     March 29, 1996 and March 31, 1995.....................................      3

     Notes to Condensed Consolidated Financial Statements..................      4

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................      6

PART II

     Other Information  ...................................................      7

     Signature Page .......................................................      8

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           MARCH 29, 1996    DECEMBER 29, 1995
                                           --------------    -----------------
ASSETS
- ------
Current assets:
   Cash and cash equivalents                  $ 4,018,619          $ 3,767,011
   Accounts receivable, less allowance
    for doubtful accounts and estimated
    returns                                     7,679,956            7,492,439
   Inventories                                 10,814,377            9,591,898
   Prepaids, deposits and other current
    assets                                      1,248,286              917,895
   Deferred income tax                          2,889,223            3,323,724
                                              -----------          -----------
      Total current assets                     26,650,461           25,092,967
Investment in joint venture                     2,250,715            2,121,492
Property, plant and equipment, net              7,113,557            6,362,696
Patents and licenses, net                       4,424,656            3,538,769
Other assets                                    1,628,304            1,687,066
                                              -----------          -----------
      Total assets                            $42,067,693          $38,802,990
                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Notes payable                              $ 4,068,180          $ 3,548,686
   Current portion of long-term debt              647,421              480,151
   Accounts payable                             2,346,252            1,448,135
   Other current liabilities                    3,097,298            3,281,321
                                              -----------          -----------
      Total current liabilities                10,159,151            8,758,293
                                              -----------          -----------
Long term debt                                  1,310,975            1,212,178
Deferred gain on sale of license                   96,875              143,750
Other long term liabilities                         7,989               10,743
                                              -----------          -----------
      Total liabilities                        11,574,990           10,124,964
                                              -----------          -----------
Stockholders' equity:
   Common stock $0.01 par value,
   40,000,000 shares authorized;
   issued and outstanding 12,858,028 at
   March 29, 1996 and 12,784,148 at
   December 29, 1995                              128,580              127,841
   Capital in excess of par value              40,641,346           40,325,287
   Accumulated deficit                         (7,951,208)          (9,449,087)
                                              -----------          -----------
                                               32,818,718           31,004,041
Notes and other receivables                    (2,326,015)          (2,326,015)
                                              -----------          -----------
   Total stockholders' equity                  30,492,703           28,678,026
                                              -----------          -----------
Total liabilities and stockholders' equity    $42,067,693          $38,802,990
                                              ===========          ===========

                             STAAR SURGICAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                           --------------------------------
                                           MARCH 29, 1996    MARCH 31, 1995
                                           --------------    --------------
REVENUES
- --------
Sales                                          $9,279,078        $7,307,599
Royalty income                                    250,000                --
                                               ----------        ----------
  Total revenues                                9,529,078         7,307,599
Cost of sales                                   2,273,870         1,753,910
                                               ----------        ----------
  Gross profit                                  7,255,208         5,553,689

Selling, general and administrative
 expenses:
  General & administrative                      1,423,698         1,029,799
  Marketing & selling                           2,778,451         2,196,705
  Research & development                          870,598           739,173
                                               ----------        ----------
  Total selling general &
    administrative expense                      5,072,747         3,965,677
  Operating income                              2,182,461         1,588,012
                                               ----------        ----------
Other income (expense)
  Equity in earnings of joint
   venture                                        176,098           229,600
  Interest expense - net                          (70,389)          (20,164)
  Other expense                                    15,649           (92,548)
                                               ----------        ----------
  Total other income - net                        121,358           116,888
Income before income taxes                      2,303,819         1,704,900
Income tax provision                              805,940            58,931
                                               ----------        ----------
  Net income                                   $1,497,879        $1,645,969
                                               ==========        ==========
Income per share:
  Primary                                      $      .11        $      .12
                                               ==========        ==========
  Fully diluted                                $      .11        $      .12
                                               ==========        ==========

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                   ---------------------------------
                                                                   MARCH 29, 1996    MARCH 31, 1995
                                                                   ---------------   ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
- -------------------------------------------------
Cash flows from operating activities:
Net income                                                            $ 1,497,879      $ 1,645,969
Adjustments to reconcile operating activities:
   Depreciation and amortization                                          651,435           384,878
   Recognition of deferred tax asset                                      434,501                --
   Income in equity of joint venture                                     (176,098)         (229,600)
   Stock issued in exchange for services                                  325,000           325,000
   Other                                                                   56,008           (26,094)
   Change in working capital                                           (1,026,293)         (413,539)
                                                                      -----------       -----------
   Net cash provided by (used in) operating activities                  1,762,432         1,686,614

Cash flows from investing activities:
   Acquisition of property, plant and equipment                        (1,314,450)         (579,058)
   Increase in patent and licenses                                       (973,733)         (680,001)
                                                                      -----------       -----------

   Net cash used in investing activities                               (2,288,183)       (1,259,059)

Cash flows from financing activities:
   Net borrowings under debt financing                                    785,561           437,527
   Proceeds from exercise of stock options & warrants                      68,798           313,220
   Payments for repurchase of common stock                                (77,000)         (982,341)
                                                                      -----------       -----------

   Net cash provided by (used in) financing activities                    777,359          (231,594)

Increase (decrease) in cash and cash equivalents                          251,608           195,961

Cash and cash equivalents at beginning of period                        3,767,011         3,203,887
                                                                      -----------       -----------
Cash and cash equivalents at end of period                            $ 4,018,619       $ 3,399,848
                                                                      ===========       ===========

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1996
                                 --------------


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

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

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

3.   EXPORT SALES
     ------------

     During the three months ended March 29, 1996 and March 31, 1995, the Company had export sales primarily to Europe and South Africa, South America, Australia and Japan, of approximately $2,728,000 and $1,681,000.

4.   INVENTORIES
     -----------

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at March 29, 1996 and December 29, 1995.

                                       March 29, 1996   December 29, 1995
                                       --------------   -----------------
Raw materials and purchased parts       $ 1,275,011         $1,104,203
Work in process                           1,496,400          1,143,119
Finished goods                            8,042,966          7,344,576
                                        -----------         ----------
                                        $10,814,377         $9,591,898
                                        ===========         ==========

5.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment are stated at cost.

     Depreciation is provided on the straight-line method over the estimated useful lives, which are generally not greater than five years. Leasehold improvements ar amortized over the life of the lease or estimated useful life, if shorter.

6.   PATENTS AND LICENSES
     --------------------

     The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which range from 8 to 17 years.

7.   INCOME PER SHARE
     ----------------

     Income per share computations are based on the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include the dilutive effects from the assumed exercise of stock options and warrants computed using the treasury stock method. The shares used to calculate primary earnings per share were 13,877,000 for March 29, 1996 and 13,478,434 for March 31, 1995. The shares used to calculate fully diluted earnings per share were 13,924,000 for March 29, 1996 and 13,478,434 for March 31, 1995.

8.   CASH EQUIVALENTS
     ----------------

     For purposes of the cash flow statements, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

9.   INTERIM ACCOUNTING POLICY
     -------------------------

     The accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should, therefore, be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 29, 1995.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (of a normal recurring nature) necessary to present fairly the Company's consolidated financial position as of March 29, 1996, its consolidated results of operations for the three months ended March 29, 1996 and March 31, 1995 and its consolidated cash flows for the three months ended March 29, 1996 and March 31, 1995.

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


                               Relationship To Total Revenues For     Percentage change
                                       Three Months ended             for Three Months
                               March 29, 1996      March 31, 1995       1996 vs 1995
                              -----------------   ----------------   -------------------
                                                                     Increase (Decrease)
Total Revenues                      100.0%             100.0%                 30.4%
Cost of Sales                        23.9               24.0                  29.6
General & Administrative             14.9               14.1                  38.3
Marketing & Selling                  29.2               30.1                  26.5
Research & Development                9.1               10.1                  17.8
Other Income                          1.3                1.6                   3.8
Income before taxes                  24.2               23.3                  35.1
Income tax provision                  8.5                0.8               1,267.6
Net Income                           15.7               22.5                  (9.0)

REVENUES:
- ---------

The Company's revenues for the three months ended March 29, 1996 were $9.5 million compared to $7.3 million for three months ended March 31, 1995, a 30.4% increase. The primary reason for this increase is expanding international sales in Europe, South Africa, Australia, and the continuing acceptance of STAAR's product in the U.S.

COST OF SALES:
- --------------

Cost of Sales decreased to 23.9% of revenues for the three months ended March 29, 1996 from 24.0% of revenues for the three months March 31, 1995. The primary reasons for this decrease was lower product cost related to better efficiencies in manufacturing.

GENERAL & ADMINISTRATIVE (G&A):
- -------------------------------

G&A expense increased to 14.9% of revenues for the three months ended March 29, 1996 from 14.1% of revenues for the three months ended March 31, 1995. This increase is the result of investing in the Company's infrastructure to handle its future growth.

MARKETING AND SELLING (M&S):
- ----------------------------

Marketing and selling expenses decreased to 29.2% of revenues for the three months ended March 29, 1996 compared to 30.1% of revenues for the three months ended March 31, 1995. The primary reason for the decrease was due to increases in sales, without significant increases in cost.

RESEARCH AND DEVELOPMENT (R&D):
- -------------------------------

R&D expense decreased to 9.1% of revenues for the first quarter ending March 29, 1996 compared to 10.1% of revenues for the first quarter ending March 31, 1995. The Company expects to continue to spend around ten percent of revenues for the continued development and approval of products currently in the development stage and for new products in the research stage.

INCOME TAX PROVISION (INCOME TAXES)
- -----------------------------------

Income taxes increased to 8.5% of revenues for the three months ended March 29, 1996 from .8% of revenues for the three months ended March 31, 1995. This is due to the Company's recording of its remaining book net operating loss carryforwards as a deferred tax asset of $3.3 million as of December 29, 1995. The Company has remaining net operating loss carryforwards for tax purposes and will not be paying Federal income taxes until they are used up.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

In March 1996 the Company refinanced and increased its domestic line of credit with a different lender. As a result, the Company significantly lowered its interest rate under the refinancing and increased its line of credit.

As of March 29, 1996, the Company had a current ratio of 2.6:1, net working capital of $16.5 million and net equity of $30.5 million compared to December 29, 1995 when the Company's current ratio was 2.9:1, its net working capital was $16.3 million, and its net equity was $28.7 million.

The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.


PART  II - ITEM 1

OTHER INFORMATION
- -----------------

None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        STAAR SURGICAL COMPANY



Date:  May 13, 1996

                                     By: /s/ William C. Huddleston
                                         -------------------------
                                         William C. Huddleston
                                         Chief Financial Officer and
                                         Duly Authorized Officer
                                         (principal accounting and financial
                                         officer for the quarter)