Form 10-Q
period 1996-06-28
STAAR SURGICAL COMPANY
filed 1996-08-12
CIK 718937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 28, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-11634

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

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  THE REGISTRANT HAS 12,878,901 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, ISSUED AND OUTSTANDING AS OF AUGUST 7, 1996.

  TOTAL NUMBER OF SEQUENTIALLY NUMBERED PAGES IN THIS DOCUMENT: 8

                             STAAR SURGICAL COMPANY

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I
Item 1--Financial Information
  Condensed Consolidated Balance Sheets--June 28, 1996 and December 29,
   1995.................................................................    1
  Condensed Consolidated Statements of Income--Three and Six Months
   Ended June 28, 1996 and June 30, 1995................................    2
  Condensed Consolidated Statements of Cash Flows--Six Months Ended June
   28, 1996 and June 30, 1995...........................................    3
  Notes to Condensed Consolidated Financial Statements..................    4

Item 2--Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................    6
PART II
  Other Information.....................................................    7
  Signature Page........................................................    8

                            STAAR SURGICAL COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       JUNE 28,    DECEMBER 29,
                       ASSETS                            1996          1995
                       ------                         -----------  ------------
Current assets:
  Cash and cash equivalents.......................... $ 3,872,336  $ 3,767,011
  Accounts receivable, less allowance for doubtful
   accounts and estimated returns....................   7,741,470    7,492,439
  Inventories........................................  11,939,659    9,591,898
  Prepaids, deposits and other current assets........   1,550,257      917,895
  Deferred income tax................................   2,674,223    3,323,724
                                                      -----------  -----------
    Total current assets.............................  27,777,945   25,092,967
Investment in joint venture..........................   2,250,715    2,121,492
Property, plant and equipment, net...................   7,485,990    6,362,696
Patents and licenses, net............................   5,165,496    3,538,769
Other assets.........................................   1,710,454    1,687,066
                                                      -----------  -----------
    Total assets..................................... $44,390,600  $38,802,990
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Notes payable...................................... $ 4,493,391  $ 3,548,686
  Accounts payable...................................   2,318,681    1,448,135
  Current portion of long-term debt..................     654,562      480,151
  Other current liabilities..........................   3,415,718    3,281,321
                                                      -----------  -----------
    Total current liabilities........................  10,882,352    8,758,293
                                                      -----------  -----------
Long-term debt.......................................   1,136,917    1,212,178
Deferred gain on sale of license.....................      50,000      143,750
Other long-term liabilities..........................       5,367       10,743
                                                      -----------  -----------
    Total liabilities................................  12,074,636   10,124,964
                                                      -----------  -----------
Stockholders' equity:
  Common stock $0.01 par value, 40,000,000 shares
   authorized; issued and outstanding 12,876,048 at
   June 28, 1996 and 12,784,148 at December 29, 1995.     128,760      127,841
  Capital in excess of par value.....................  40,719,224   40,325,287
  Accumulated deficit................................  (6,206,005)  (9,449,087)
                                                      -----------  -----------
                                                       34,641,979   31,004,041
Notes and other receivables..........................  (2,326,015)  (2,326,015)
                                                      -----------  -----------
  Total stockholders' equity.........................  32,315,964   28,678,026
                                                      -----------  -----------
Total liabilities and stockholders' equity........... $44,390,600  $38,802,990
                                                      ===========  ===========

                             STAAR SURGICAL COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                             -----------------------  ------------------------
                              JUNE 28,     JUNE 30,    JUNE 28,     JUNE 30,
                                1996         1995        1996         1995
                             -----------  ----------  -----------  -----------
REVENUES
Sales....................... $10,077,044  $8,447,741  $19,356,122  $15,755,340
Royalty income..............     250,000         --       500,000          --
                             -----------  ----------  -----------  -----------
  Total revenues............  10,327,044   8,447,741   19,856,122   15,755,340
Cost of sales...............   2,442,038   2,027,465    4,715,908    3,781,375
                             -----------  ----------  -----------  -----------
  Gross profit..............   7,885,006   6,420,276   15,140,214   11,973,965
Selling, general and
 administrative expenses:
  General and
   administrative...........   1,324,434   1,180,985    2,748,132    2,210,784
  Marketing and selling.....   3,150,883   2,875,313    5,929,334    5,072,018
  Research and development..   1,065,709     759,632    1,936,307    1,498,805
                             -----------  ----------  -----------  -----------
Total selling general and
 administrative expense.....   5,541,026   4,815,930   10,613,773    8,781,607
  Operating income..........   2,343,980   1,604,346    4,526,441    3,192,358
                             -----------  ----------  -----------  -----------
Other income (expense)
  Equity in earnings of
   joint venture............      46,875     149,820      222,973      379,420
  Interest expense--net.....    (150,709)   (102,569)    (221,098)    (122,733)
  Other income..............     178,121     176,000      193,770       83,452
                             -----------  ----------  -----------  -----------
  Total other income--net...      74,287     223,251      195,645      340,139
Income before income taxes..   2,418,267   1,827,597    4,722,086    3,532,497
Income tax provision........     673,065      56,061    1,479,005      114,992
                             -----------  ----------  -----------  -----------
  Net income................ $ 1,745,202  $1,771,536  $ 3,243,081  $ 3,417,505
                             ===========  ==========  ===========  ===========
Income per share............ $      0.13  $     0.13  $      0.23  $      0.26
                             ===========  ==========  ===========  ===========

                             STAAR SURGICAL COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                          ------------------------
                                                           JUNE 28,     JUNE 30,
                                                             1996         1995
                                                          -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income..............................................  $ 3,243,082  $ 3,417,505
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation and amortization of property and
   equipment............................................      966,352      594,485
  Amortization of patents and licenses..................      248,243       92,566
  Provision for allowance for doubtful accounts.........        4,284     (219,007)
  Equity in earnings of joint venture...................     (222,973)    (379,409)
  Recognition of deferred tax asset.....................      649,501          --
  Common stock issued for services......................      325,000      325,000
  Prepaid services and other............................          --        (6,695)
  Change in operating working capital...................   (2,228,495)  (1,477,827)
                                                          -----------  -----------
    Net cash provided by (used in) operating activities.    2,984,994    2,346,618
                                                          -----------  -----------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..........   (2,089,646)    (835,943)
  Increase in patent and licenses.......................   (1,874,970)  (1,469,716)
  Increase in other assets..............................      (23,388)         --
                                                          -----------  -----------
    Net cash used in investing activities...............   (3,988,004)  (2,305,659)
Cash flows from financing activities:
  Increase in borrowings under notes payable and long-
   term debt............................................      519,978    1,097,155
  Payments on other notes payable and long-term debt....     (426,204)         --
  Increase in borrowings under line-of-credit...........    4,063,011      850,587
  Payments on line-of-credit............................   (3,118,306)         --
  Proceeds from the issuance of common stock............      146,856      239,846
  Payments for repurchase of common stock...............      (77,000)  (1,516,662)
                                                          -----------  -----------
    Net cash provided by financing activities...........    1,108,335      670,926
                                                          -----------  -----------
Increase (decrease) in cash and cash equivalents........      105,325      711,885
Cash and cash equivalents at beginning of period........    3,767,011    3,203,887
                                                          -----------  -----------
Cash and cash equivalents at end of period..............  $ 3,872,336  $ 3,915,772
                                                          ===========  ===========

                            STAAR SURGICAL COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 28, 1996

1. BASIS OF PRESENTATION

  The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. During the three and six-months ended June 28, 1996 and June 30, 1995, foreign currency translation and transaction gains and losses were not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

  Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2. REVENUE RECOGNITION

  The Company records revenues from product sales to hospitals and physicians principally upon implant of IOL's from cataract surgery; and in many cases, engages independent sales representatives to transact these sales. Revenues from product sales to distributors (primarily export sales) are recorded upon shipment. The Company experiences a minimum amount of returns. Revenue from license and technology agreements is recorded as income when the Company has satisfied the terms of such agreements and has knowledge of the amounts.

3. EXPORT SALES

  During the six months ended June 28, 1996 and June 30, 1995, the Company had export sales primarily to Europe and South Africa, Australia and Southeast Asia, of approximately $5,706,000 and $3,480,000 of these sales, approximately $3,547,000 and $2,396,000 were to Europe, which is the Company's principal foreign market, for the quarters ended June 28, 1996 and June 30, 1995.

  The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

4. INVENTORIES

  Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at June 28, 1996 and December 29, 1995.

                                                         JUNE 28,   DECEMBER 29,
                                                           1996         1995
                                                        ----------- ------------
   Raw materials and purchased parts................... $ 1,625,944  $1,104,203
   Work in process.....................................     863,254   1,143,119
   Finished goods......................................   9,450,461   7,344,576
                                                        -----------  ----------
                                                        $11,939,659  $9,591,898
                                                        ===========  ==========

                            STAAR SURGICAL COMPANY

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost.

  Depreciation is provided on the straight-line method over the estimated useful lives, which are generally not greater than five years. Leasehold improvements are amortized over the life of the lease or estimated useful life, if shorter.

6. PATENTS AND LICENSES

  The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which range from 8 to 17 years. Capitalized patent costs are reviewed each year based on management's estimates of sales of the related products. Patent and license costs are expensed when determined worthless.

  The Company has been and continues to be involved in litigation to protect the position of the Company concerning its patents and its proprietary technology, and intends in the future to continue to vigorously prosecute and/or defend the position of the Company and its licensees as to its or their patents and other proprietary technology.

7. INCOME PER SHARE

  Income per share has been computed by dividing net income by the weighted average number of common shares and common stock equivalents (outstanding warrants and options) outstanding during the period. For each period presented, the weighted average number of shares is computed using the treasury stock method, under which the number of common stock equivalent shares outstanding reflects an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such common stock options and warrants to repurchase shares of the Company's common stock at the current fair values.

8. CASH EQUIVALENTS

  The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

9. INTERIM FINANCIAL STATEMENTS

  The financial statements for the three and six-months ended June 28, 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the three and six-months ended June 28, 1996 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

10. ACCOUNTING ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues, and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates.

11. RECLASSIFICATIONS

  Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

PART 1--ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's income statement for the period indicated and the percentage increase or decrease in such items over the prior period.

                                       RELATIONSHIP TO
                                   TOTAL REVENUES FOR SIX     PERCENTAGE CHANGE
                                        MONTHS ENDED           FOR SIX MONTHS
                                 --------------------------- -------------------
                                 JUNE 28, 1996 JUNE 30, 1995    1996 VS 1995
                                 ------------- ------------- -------------------
                                                             INCREASE (DECREASE)
Total revenues..................     100.0%        100.0%             26.0%
Cost of sales...................      23.8          24.0              24.7
                                     -----         -----
Gross profit....................      76.2          76.0              26.4
Costs and expenses:
  General and administrative....      13.8          14.0              24.3
  Marketing and selling.........      29.9          32.2              16.9
  Research and development......       9.8           9.5              29.2
                                     -----         -----
Total costs and expenses........      53.5          55.7              20.9
Operating income................      22.8          20.3              41.8
Other income, net...............       1.0           2.2             (42.5)
                                     -----         -----
Income before income taxes......      23.8          22.4              33.7
Income tax provision............       7.4            .7           1,186.2
                                     -----         -----
    Net income..................      16.3          21.7              (5.1)
                                     =====         =====

REVENUES

  Revenues for the six-month period ended June 28, 1996 were $19.9 million, which is 26.0% greater than the $15.8 million in revenues for the six-month period ended June 30, 1995. The increase in revenues was attributable to (i) a 64.0% rise in international sales reflecting increased demand for the Company's foldable IOLs and, to a lesser extent, the recent commercialization of the Company's new Glaucoma Wick in selected foreign countries, (ii) a 11.2% increase in total sales within the United States due to a 24.6% increase in unit volume of foldable IOLs (primarily the ELASTIMIDE model) following the April 1995 introduction within the United States of ultraviolet (UV) versions of this product, partially offset by a 9.7% average price decrease primarily due to a decrease in prices charged to certain managed care customers, and
(iii) a $500,000 increase in royalties.

COST OF SALES

  Cost of sales as a percentage of revenues was essentially unchanged for the six-month period ended June 28, 1996, at 23.8% ($4.7 million), as compared to 24.0% ($3.8 million) for the six-month period ended June 30, 1995. Lower unit costs due to increased operating efficiencies and greater absorption of fixed costs were partially offset by lower prices.

GENERAL & ADMINISTRATIVE (G&A)

  General and administrative expense decreased to 13.8% of revenues ($2.7 million) for the six-month period ended June 28, 1996 from 14.0% ($2.2 million) of revenues for the six-month period ended June 30, 1995. The decrease as a percent of revenues is a result of sales growing at a faster rate than G&A. The overall increase in G&A is due to the addition of administrative staff in Human Resources, Finance, and Systems to support the Company's anticipated growth as well as increased rent and professional fees.

MARKETING AND SELLING (M&S)

  Marketing and selling expense decreased to 29.9% of revenues ($5.9 million) for the six-month period ended June 28, 1996 from 32.2% of revenues ($5.1 million) for the six-month period ended June 30, 1995. This decrease was attributable to a lower effective overall commission rate on foldable IOL sales in the United States resulting from declines in foldable IOL sales prices and to higher sales by the Company's international subsidiaries without a commensurate increase in expenses.

RESEARCH AND DEVELOPMENT (R&D)

  Research and development expense increased to 9.8% of revenues ($1,936,000) for the six-month period ended June 28, 1996 from 9.5% of revenues ($1,499,000) for the six-month period ended June 30, 1995, as a result of continued investment in developing new products, manufacturing systems and distribution systems, and cost reduction projects for manufacturing.

OTHER INCOME, NET

  Other income, net decreased to 1.0% of revenues ($196,000) for the six-month period ended June 28, 1996 from 2.2% of revenues ($340,000) for the six-month period ended June 30, 1995. The primary reason for this decrease was reduced earnings reported by the Company's joint venture with Canon STAAR.

INCOME TAX PROVISION

  Income taxes increased to 7.4% of revenues for the six-month period ended June 28, 1996 from 0.7% of revenues for the six-month period ended June 30, 1995. This increase was due to the Company's recording of its remaining book net operating loss carryforwards as a deferred tax asset of $3.3 million as of December 29, 1995 and utilizing a portion of the deferred tax asset during the six-month period ended June 28, 1996. The Company's tax provision for the six-month period ended June 30, 1995 recognized only the current utilization of the operating loss carryover. The Company's tax provision for the six month period ended June 28, 1996 is lower than the U.S. statutory rate due to the significant income generated from international operations which is not subject to income taxes. The Company has remaining net operating loss carryforwards for tax purposes and will not be paying Federal income taxes until such carryforwards are fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

  In March 1996 the Company refinanced and increased its domestic line of credit with a different lender. As a result, the Company significantly lowered its interest rate under the refinancing and increased its line of credit.

  During the second quarter of 1996, the Company granted options to various employees to purchase 503,000 shares of the Company's common stock at $12.50 per share, its fair market value at that time.

  As of June 28, 1996, the Company had a current ratio of 2.6:1, net working capital of $16.9 million and net equity of $32.3 million compared to December 29, 1995 when the Company's current ratio was 2.9:1, its net working capital was $16.3 million, and its net equity was $28.7 million.

  The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.

PART II--ITEM 1

OTHER INFORMATION

  During the quarter ended June 28, 1996, the Company settled all litigation with Alcon.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          STAAR SURGICAL COMPANY

Date: August 12, 1996                     By:   /s/ William C. Huddleston
                                             ----------------------------------
                                                  William C. Huddleston
                                               Chief Financial Officer and
                                                 Duly Authorized Officer
                                           (principal accounting and financial
                                                officer for the quarter)