Form 10-Q
period 1996-09-27
STAAR SURGICAL COMPANY
filed 1996-11-12
CIK 718937

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 27, 1996

                                      OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

  THE REGISTRANT HAS 13,044,228 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, ISSUED AND OUTSTANDING AS OF NOVEMBER 6, 1996.

  TOTAL NUMBER OF SEQUENTIALLY NUMBERED PAGES IN THIS DOCUMENT: 9

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             STAAR SURGICAL COMPANY

                                     INDEX

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I
Item 1--Financial Information
   Condensed Consolidated Balance Sheets--September 27, 1996 and December
    29, 1995.............................................................     1
   Condensed Consolidated Statements of Income--Three and Nine Months
    Ended September 27, 1996 and September 29, 1995......................     2
   Condensed Consolidated Statements of Cash Flows--Nine Months Ended
    September 27, 1996 and September 29, 1995............................     3
   Notes to Condensed Consolidated Financial Statements..................     4
Item 2--Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................     6
PART II
  Other Information......................................................     8
  Signature Page.........................................................     9

                             STAAR SURGICAL COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       SEPTEMBER    DECEMBER
                                                       27, 1996     29, 1995
                                                      -----------  -----------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.......................... $ 6,586,524  $ 3,767,011
  Accounts receivable, less allowance for doubtful
   accounts and estimated returns....................   6,928,215    7,492,439
  Inventories........................................  12,517,972    9,591,898
  Prepaids, deposits and other current assets........   1,860,473      917,895
  Deferred income tax................................   1,908,223    3,323,724
                                                      -----------  -----------
    Total current assets.............................  29,801,407   25,092,967
                                                      -----------  -----------
Investment in joint venture..........................   2,323,408    2,121,492
Property, plant and equipment, net...................   7,914,295    6,362,696
Patents and licenses, net............................   8,422,293    3,538,769
Other assets.........................................   1,718,869    1,687,066
                                                      -----------  -----------
    Total assets..................................... $50,180,272  $38,802,990
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Notes payable...................................... $ 7,399,198  $ 3,548,686
  Accounts payable...................................   2,145,815    1,448,135
  Current portion of long-term debt..................     636,198      480,151
  Other current liabilities..........................   4,258,825    3,281,321
                                                      -----------  -----------
    Total current liabilities........................  14,440,036    8,758,293
                                                      -----------  -----------
Long-term debt.......................................     967,296    1,212,178
Deferred gain on sale of license.....................       3,125      143,750
Other long-term liabilities..........................       2,724       10,743
                                                      -----------  -----------
    Total liabilities................................  15,413,181   10,124,964
                                                      -----------  -----------
Stockholders' equity
  Common stock $0.01 par value, 40,000,000 shares
   authorized; issued and outstanding 13,045,456 at
   September 27, 1996 and 12,784,148 at December 29,
   1995..............................................     130,455      127,841
  Capital in excess of par value.....................  41,393,618   40,325,287
  Accumulated deficit................................  (4,430,967)  (9,449,087)
                                                      -----------  -----------
                                                       37,093,106   31,004,041
                                                      -----------  -----------
Notes and other receivables .........................  (2,326,015)  (2,326,015)
                                                      -----------  -----------
    Total stockholders' equity.......................  34,767,091   28,678,026
                                                      -----------  -----------
Total liabilities and stockholders' equity........... $50,180,272  $38,802,990
                                                      ===========  ===========

                             STAAR SURGICAL COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                          --------------------------- ---------------------------
                          SEPTEMBER 27, SEPTEMBER 29, SEPTEMBER 27, SEPTEMBER 29,
                              1996          1995          1996          1995
                          ------------- ------------- ------------- -------------
REVENUES
Sales...................   $10,549,025   $8,958,550    $29,905,147   $24,713,890
Royalty income..........       250,000          --         750,000           --
                           -----------   ----------    -----------   -----------
Total revenues..........    10,799,025    8,958,550     30,655,147    24,713,890
Cost of sales...........     2,634,930    2,183,496      7,350,838     5,964,871
                           -----------   ----------    -----------   -----------
Gross profit............     8,164,095    6,775,054     23,304,309    18,749,019
Selling, general and
 administrative
 expenses:
  General and
   administrative.......     1,375,060    1,336,591      4,123,192     3,547,375
  Marketing and selling.     2,997,153    2,508,820      8,926,487     7,580,838
  Research and
   development..........       982,227      773,906      2,918,534     2,272,711
                           -----------   ----------    -----------   -----------
Total selling, general
 and administrative
 expense:                    5,354,440    4,619,317     15,968,213    13,400,924
  Operating income......     2,809,655    2,155,737      7,336,096     5,348,095
                           -----------   ----------    -----------   -----------
Other income (expense)
  Equity in earnings of
   joint venture........       119,568      165,882        342,541       545,302
  Interest expense--net.      (172,806)     (32,716)      (393,904)     (155,449)
  Other income
   (expense)............       (36,449)    (126,653)       157,321       (43,201)
                           -----------   ----------    -----------   -----------
  Total other income
   (expense)--net.......       (89,687)       6,513        105,958       346,652
Income before income
 taxes..................     2,719,968    2,162,250      7,442,054     5,694,747
Income tax provision....       944,929       54,926      2,423,934       169,918
                           -----------   ----------    -----------   -----------
  Net income............   $ 1,775,039   $2,107,324    $ 5,018,120   $ 5,524,829
                           ===========   ==========    ===========   ===========
Income per share........   $      0.13   $     0.16    $      0.36   $      0.41
                           ===========   ==========    ===========   ===========
Average number of shares
 of common stock........    13,857,180   13,335,359     13,857,180    13,335,359
                           ===========   ==========    ===========   ===========

                             STAAR SURGICAL COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                   ---------------------------
                                                   SEPTEMBER 27, SEPTEMBER 29,
                                                       1996          1995
                                                   ------------- -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income........................................  $ 5,018,120   $ 5,524,829
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Depreciation and amortization of property and
   equipment......................................    1,395,368       938,676
  Amortization of patents and licenses............      377,162       114,000
  Provision for allowance for doubtful accounts...       67,959      (209,476)
  Equity in earnings of joint venture.............     (342,541)     (545,284)
  Recognition of deferred tax asset...............    1,415,501           --
  Common stock issued for services................      325,000       325,000
  Prepaid services and other......................          --        (30,117)
  Change in operating working capital.............   (1,697,203)   (2,201,662)
                                                    -----------   -----------
    Net cash provided by operating activities.....    6,559,366     3,915,966
                                                    -----------   -----------
Cash flows from investing activities:
  Acquisition of property, plant and equipment....   (2,946,967)   (1,354,302)
  Increase in patents and licenses................   (5,260,686)   (2,076,745)
  Increase in other assets........................      (31,803)          --
                                                    -----------   -----------
    Net cash used in investing activities.........   (8,239,456)   (3,431,047)
                                                    -----------   -----------
Cash flows from financing activities:
  Increase in borrowings under notes payable and
   long-term debt.................................    2,015,644     1,012,146
  Payments on other notes payable and long-term
   debt...........................................     (450,245)          --
  Increase in borrowings under line-of-credit.....    4,700,000       704,620
  Payments on line-of-credit......................   (2,511,741)          --
  Proceeds from the issuance of common stock......      822,945       211,156
  Payments for repurchase of common stock.........      (77,000)   (1,516,662)
                                                    -----------   -----------
    Net cash provided by financing activities.....    4,499,603       411,260
                                                    -----------   -----------
Increase in cash and cash equivalents.............    2,819,513       896,179
Cash and cash equivalents at beginning of period..    3,767,011     3,203,887
                                                    -----------   -----------
Cash and cash equivalents at end of period........  $ 6,586,524   $ 4,100,066
                                                    ===========   ===========

                            STAAR SURGICAL COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 27, 1996

1. BASIS OF PRESENTATION

  The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. During the three and nine-months ended September 27, 1996 and September 29, 1995, foreign currency translation and transaction gains and losses were not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

  Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2. REVENUE RECOGNITION

  The Company records revenues from product sales to hospitals and physicians principally upon implant of intraocular lenses ("IOL's") from cataract surgery; and, in many cases, engages independent sales representatives to transact these sales. Revenues from product sales to distributors (primarily export sales) are recorded upon shipment. The Company experiences a minimum amount of returns. Revenue from license and technology agreements is recorded as income when the Company has satisfied the terms of such agreements and has knowledge of the amounts.

3. EXPORT SALES

  During the nine months ended September 27, 1996 and September 29, 1995, the Company had export sales primarily to Europe and South Africa, Australia and Southeast Asia, of approximately $8,753,000 and $5,670,000. Of these sales, approximately $5,150,000 and $3,718,000 were to Europe, which is the Company's principal foreign market, for the quarters ended September 27, 1996 and September 29, 1995.

  The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

4. INVENTORIES

  Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at September 27, 1996 and December 29, 1995.

                                                      SEPTEMBER 27, DECEMBER 29,
                                                          1996          1995
                                                      ------------- ------------
   Raw materials and purchased parts.................  $ 1,723,067   $1,104,203
   Work in process...................................    1,120,086    1,143,119
   Finished goods....................................    9,674,819    7,344,576
                                                       -----------   ----------
                                                       $12,517,972   $9,591,898
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

9. INTERIM FINANCIAL STATEMENTS

  The financial statements for the three and nine-months ended September 27, 1996 and September 29, 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the three and nine-months ended September 27, 1996 and September 29, 1995 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

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

                                      RELATIONSHIP TO
                                    TOTAL REVENUES FOR       PERCENTAGE CHANGE
                                     NINE MONTHS ENDED        FOR NINE MONTHS
                                --------------------------- -------------------
                                SEPTEMBER 27, SEPTEMBER 29,
                                    1996          1995         1996 VS 1995
                                ------------- ------------- -------------------
                                                            INCREASE (DECREASE)
   Total revenues..............     100.0%        100.0%             24.0%
   Cost of sales...............      24.0          24.1              23.2
                                    -----         -----
   Gross profit................      76.0          75.9              24.3
   Costs and expenses:
     General and
      administrative...........      13.5          14.4              16.2
     Marketing and selling.....      29.1          30.7              17.8
     Research and development..       9.5           9.2              28.4
                                    -----         -----
   Total costs and expenses....      52.1          54.3              19.2
   Operating income............      23.9          21.6              37.2
   Other income, net...........        .3           1.4             (69.4)
                                    -----         -----
   Income before income taxes..      24.3          23.0              30.7
   Income tax provision........       7.9            .7           1,326.5
                                    -----         -----
       Net income..............      16.4%         22.3%             (9.2)%
                                    =====         =====

 Revenues:

  Revenues for the nine-month period ended September 27, 1996 were $30.7 million, which is 24.0% greater than the $24.7 million in revenues for the nine-month period ended September 29, 1995. The increase in revenues was attributable to (i) a 54.4% rise in international sales reflecting increased demand for the Company's foldable IOLs and, to a lesser extent, the recent commercialization of the Company's new Glaucoma Wick and implantable contact lens ("ICL") in selected foreign countries, (ii) a 11.1% increase in sales within the United States due to a 23.7% increase in unit volume of foldable IOL's (primarily the ELASTIMIDE(TM) model) following the April 1995 introduction within the United States of ultraviolet (UV) versions of this product, partially offset by a 8.3% average price decrease primarily due to a decrease in prices charged to certain managed care customers, and (iii) a $750,000 increase in royalties.

 Cost of Sales:

  Cost of sales as a percentage of revenues was essentially unchanged for the nine-month period ended September 27, 1996, at 24.0% ($7.4 million), as compared to 24.1% ($6.0 million) for the nine-month period ended September 29, 1995. Lower unit costs due to increased operating efficiencies and greater absorption of fixed costs were offset by lower prices.

 General & Administrative (G&A):

  General and administrative expense decreased to 13.5% of revenues ($4.1 million) for the nine-month period ended September 27, 1996 from 14.4% ($3.5 million) of revenues for the nine-month period ended September 29, 1995.

  The decrease as a percent of revenues is a result of sales growing at a faster rate than G&A. The overall increase in G&A is due to the addition of administrative staff in Human Resources, Finance, and Systems to support the Company's anticipated growth as well as increased rent and professional fees.

 Marketing and Selling (M&S):

  Marketing and selling expense decreased to 29.1% of revenues ($8.9 million) for the nine-month period ended September 27, 1996 from 30.7% of revenues ($7.6 million) for the nine-month period ended September 29, 1995. This decrease was attributable to a lower effective overall commission rate on foldable IOL sales in the United States resulting from declines in foldable IOL sales prices and to higher sales by the Company's international subsidiaries without a commensurate increase in expenses. The Company expects Marketing and Selling expenses to increase in dollars with the rollout of four new product lines internationally in 1997.

 Research and Development (R&D):

  Research and development expense increased to 9.5% of revenues ($2.9 million) for the nine-month period ended September 27, 1996 from 9.2% of revenues ($2.3 million) for the nine-month period ended September 29, 1995, as a result of continued investment in developing new products, manufacturing systems and distribution systems, and cost reduction projects for manufacturing.

OTHER INCOME (EXPENSE), NET

  Other income, net decreased to .3% of revenues ($106,000) for the nine-month period ended September 27, 1996 from 1.4% of revenues ($347,000) for the nine-month period ended September 29, 1995. The primary reason for this decrease was reduced earnings reported by the Company's joint venture with Canon STAAR and increased interest expense, due to borrowings needed for working capital purposes.

INCOME TAX PROVISION

  Income taxes increased to 7.9% of revenues for the nine-month period ended September 27, 1996 from 0.7% of revenues for the nine-month period ended September 29, 1995. This increase was due to the Company's recording of its remaining book net operating loss carryforwards as a deferred tax asset of $3.3 million as of December 29, 1995 and utilizing a portion of the deferred tax asset during the nine-month period ended September 27, 1996. The Company's tax provision for the nine-month period ended September 29, 1995 recognized only the current utilization of the operating loss carryover. The Company's tax provision for the nine-month period ended September 27, 1996 is lower than the U.S. statutory rate due to the significant income generated from international operations which is not subject to income taxes. The Company has remaining net operating loss carryforwards for tax purposes and will not be paying Federal income taxes until such carryforwards are fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

  The Company increased its finished goods inventories during the first nine-months of 1996 in anticipation of increased fourth quarter and 1997 sales.

  The increase in prepaids, deposits and other current assets during the nine-months ended September 27, 1996 are the result of receivables due from the Swiss government for incentive rebates and refunds of Value Added Tax and due to increases in prepaid advertising and trade show expenses.

  The Company's capital expenditures for the nine-month period ended September 27, 1996 were approximately $2.9 million. All expenditures were used to upgrade existing production equipment, to set up new production facilities for new products, and to maintain the company's existing facilities in the ordinary course of business. The company's planned capital expenditures over the next twelve months are expected to decrease over 1996 levels and will be used to increase capacity for new products and to reduce manufacturing costs.

  The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of defending its rights to these patents. Capitalized additions to patents and licenses for the nine-months ended September 27, 1996 were $5.3 million. Of this amount, 67% was spent on the acquisition of existing patents, 20% on the development of new patents, and 15% on patent defense. The Company expects spending to be less in 1997 for patents and licenses.

  In March 1996, the Company refinanced and increased its domestic line of credit at a lower interest rate with a different lender.

  During the nine-months ended September 27, 1996, 211,302 options were exercised at prices ranging from $1.20 to $5.87 resulting in cash proceeds of $822,945.

  As of September 27, 1996, the Company had a current ratio of 2.1:1, net working capital of $15.4 million and net equity of $34.8 million compared to December 29, 1995 when the Company's current ratio was 2.9:1, its net working capital was $16.3 million, and its net equity was $28.7 million.

  The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.

PART II--ITEM 1

OTHER INFORMATION

  During the quarter ended June 28, 1996, the Company settled all litigation with Alcon.

  During the third quarter of 1996, the Company settled all litigation with Allergan.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          STAAR SURGICAL COMPANY


                                              /s/ William C. Huddleston
Date: November 8, 1996                    By: _________________________________
                                                  William C. Huddleston
                                               Chief Financial Officer and
                                                 Duly Authorized Officer
                                           (principal accounting and financial
                                                officer for the quarter)