Form 10-K
period 1997-01-03
STAAR SURGICAL COMPANY
filed 1997-04-02
CIK 718937

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the fiscal year ended January 3, 1997
                               ---------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from           to
                                   -----------   ------------

Commission file number 0-11634
                       -------

                            STAAR SURGICAL COMPANY
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              95-3797439
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          1911 Walker Avenue
      Monrovia, California 91016                                 91016
  --------------------------------------                        --------
 (Address of principal executive offices)                      (Zip Code)


(Registrant's telephone number, including area code):  (818) 303-7902
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
                 ---------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1997 was approximately $118,100,000 based upon the closing price per share of the Common Stock of $10.875 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of March 26, 1997:

                Common Stock, $.01 Par Value  13,075,646 shares
                -----------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE


Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


                                   ADVISEMENT


CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, PARTICULARLY UNDER ITEMS 1 THROUGH 8, CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE REFORM ACT). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDING, WITHOUT LIMITATION, THOSE UNCERTAINTIES AND RISK FACTORS DESCRIBED IN ITEM 7 -- MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- UNCERTAINTIES AND RISK FACTORS,
WHICH UNCERTAINTIES, RISKS AND OTHER FACTORS MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENT EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.


                                     PART I
                                     ------

ITEM 1.  BUSINESS


(a)   GENERAL
      -------


OVERVIEW

STAAR Surgical Company (STAAR or the Company) is a publicly traded (NASDAQ symbol STAA) developer, manufacturer and global distributor of medical devices used in minimally invasive ophthalmic surgery. The Company's products are designed to improve the quality of patient outcomes, minimize patient risk and discomfort, and simplify ophthalmic surgical procedures for surgeons and patients. The Company's primary products are its foldable intraocular lenses ("IOLs"), its "wick" style glaucoma implant (the "Glaucoma Wick"), its implantable contact lens ("ICL"), and its STAARVISC(TM) viscoelastic solution.

The Company's foldable IOLs are used as replacements for the natural lens after its removal in cataract surgery. The ophthalmic surgeon can implant the foldable IOL through an incision significantly smaller than that used to insert "hard" IOLs. This provides numerous patient benefits including reduced risk of infection, decreased post-operative pain and discomfort, and shorter hospitalization and recovery time. The Glaucoma Wick is an innovative ocular device developed to provide a more effective and longer-term solution for glaucoma, a leading cause of blindness worldwide. The ICL is an ocular implant designed to correct refractive disorders, such as myopia (near-sightedness) and hyperopia (far-sightedness). STAARVISC(TM) is a viscoelastic solution used during IOL and ICL surgery.

The Company markets its IOLs, which accounted for 94% of its revenues in 1996, both domestically and in numerous foreign countries. The Company markets the Glaucoma Wick, which the Company introduced in late 1995, and its ICLs and STAARVISC(TM) viscoelastic solution, which the Company introduced in late 1996, on a limited basis in selected foreign countries.


DEVELOPMENT OF BUSINESS OVER PAST FIVE YEARS AND RELEVANT PRIOR EVENTS

The Company was incorporated in California in 1982 as a successor to a partnership for the purpose of developing, producing, and marketing IOLs and
other products for minimally invasive ophthalmic surgery.   The Company was
reincorporated in Delaware in April 1986.

In 1982 and 1983 the Company's operations consisted mainly of research and development and preliminary marketing and capital raising activities. In 1982 the Company commenced the development of foldable IOLs in association with Dr. Thomas R. Mazzocco, M.D., who patented the concept of folding or otherwise deforming an IOL or ICL for use in minimally invasive surgery. The Company acquired Dr. Mazzoccos patent, and began production and sale of foldable IOLs in 1986 for implantation in connection with clinical studies for such products. In September 1991, the Company received United States Food and Drug Administration ("FDA") pre-market approval for its foldable IOLs, which has been the Companys principal product line to date. See "Intellectual Property Rights" and "Products" in Item 1.

In May 1995, Intersectoral Research and Technology Complex Eye Microsurgery ("IRTC") granted an exclusive royalty bearing license to STAAR Surgical AG, a wholly owned subsidiary of the Company, to manufacture, use and sell the glaucoma devices in the United States, Europe, Latin America, Africa, Asia and Japan, and non-exclusive rights with respect to the countries in the Commonwealth of Independent States (or former Union of Soviet Socialists Republics) and China. In January 1996, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell ICLs using its biocompatible materials in the United States, Europe, Latin America, Africa, Asia and Japan, and non-exclusive rights with respect to the Commonwealth of Independent States. The Company has since adopted IRTC's biocompatible material and glaucoma device design for the Company's Glaucoma Wick, and has incorporated IRTC's biocompatible materials for use with the Company's proprietary ICL design. See "Licenses and Distribution Rights" and "Products" in Item 1.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

Through 1996 the Company operated primarily within the cataract medical device segment of the overall ophthalmic market. Information relating to the Company's financial condition for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994 is set forth below in "Item 8 - Financial Statements and Supplementary Data". In late 1995 the Company introduced the Glaucoma Wick, and in late 1996 the Company introduced the ICL and STAARVISC(TM) viscoelastic solution, for sale in selected foreign countries.


(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------


BACKGROUND

The human eye is a specialized sensory organ capable of light reception and able to receive visual images that are transmitted to the visual center in the brain. The main parts of the eye are the cornea, the iris, the lens, the retina, and the trabecular meshwork. The cornea is typically a spherically shaped window in the front of the eye through which light passes. The iris is a muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The lens is a clear structure located behind the iris which changes shape to better focus the light to the retina, located in the back of the eye. The retina is a layer of nerve tissue consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The anterior chamber of the eye, located in front of the iris, is filled with a watery fluid called the aqueous humour, while the portion of the eye behind the iris is filled with a jelly-like material called the vitreous humour. The trabecular meshwork, a drainage channel located between the cornea and the surrounding white portion of the eye, maintains a low pressure in the anterior chamber of the eye by draining excess aqueous humour.

There are a number of ocular diseases including cataracts and glaucoma and common visual refractive disorders such as myopia, hyperopia and astigmatism. Cataracts are an irreversible and progressive ophthalmic condition wherein the eye's natural lens loses its usual transparency and becomes opaque. Glaucoma results from the build-up of excessive intraocular pressure, primarily due to poor drainage of the aqueous humor. The increase in pressure slowly and progressively damages the optic disc, resulting in a gradual loss of vision. Myopia and hyperopia are caused by an anatomical imbalance between the shape of the eye and the resulting distance between the cornea and the retina. Astigmatism is caused by irregularities in the smoothness and curvature of the cornea, causing improper focusing of the incoming light on the retina and consequential blurring of vision.


MARKETS

The market for ophthalmic products is a large and dynamic segment of the healthcare industry. The major factors influencing this market are the aging worldwide population, significant technological medical advancements which have created cost effective treatments and therapies, the evolution toward managed care and the growing importance of international markets. The Company's products serve the following segments of the ophthalmic market:

CATARACT LENSES.   Cataracts occur in varying degrees in approximately one-half of Americans between the ages of 65 and 75, and approximately 70% of those over the age of 75. Approximately 20% to 25% of cataract patients have pre-existing astigmatism. Industry sources estimate that approximately 1.7 million iols were implanted in the United States in 1996, generating approximately $224 million in sales. The Company believes approximately 2.5 million IOLs were implanted outside the United States during 1996 (not including China and Russia, for which no reliable data exists), generating an additional $400 million of sales. The Company believes that approximately 50% of the domestic market for IOLs in 1996 was held by foldable IOLs, compared to approximately 15% in 1992, and that approximately 15% to 25% of the international market share is presently held by foldable IOLs. The Company believes the share of the worldwide market held by foldable IOLs will continue to increase by virtue of the benefits of foldable IOLs over hard IOLs.

GLAUCOMA TREATMENTS.   This market encompasses drug therapies as well as
traditional and laser surgical procedures for use in mitigating the effects of glaucoma. There is no known cure for glaucoma; the most commonly prescribed glaucoma drugs either inhibit the build-up of intraocular fluid or promote increased drainage, in either case reducing intraocular pressure and eye damage. Traditional surgical procedures for glaucoma (i.e., trabeculectomies) and laser surgical procedures for glaucoma (i.e., trabeculoplasties) remove a portion of the trabecular meshwork to create a channel for fluid to drain from the eye.
The selection of drug treatment over a trabeculectomy or trabeculoplasty is, in part, dependent upon the stage of the disease and the prevailing glaucoma treatment used in the country in which the treatment is given.

The Company believes that glaucoma currently afflicts approximately three million persons in the United States, and that the number of international cases exceeds that of the United States. The worldwide market for glaucoma drugs is approximately $850 million, including approximately $450 million from the sale of a single glaucoma drug. It is estimated that 100,000 trabeculectomies and 300,000 laser trabeculoplasties were performed in the United States alone in 1994, representing total expenditures of approximately $400 million. The Company believes glaucoma surgery is more prevalent than glaucoma drug therapy in certain foreign countries due to cost and other considerations.

REFRACTIVE VISION CORRECTION.   The refractive vision correction market includes
corrective eyewear such as eyeglasses and external contact lenses and traditional and laser surgical procedures. Approximately 50% of the world's population is afflicted with common refractive vision disorders such as myopia, hyperopia and astigmatism, and approximately 150 million people within the United States currently use some form of eyewear to correct for these disorders. in 1996, the vision correction market in the United States was approximately $15 billion. This market includes corrective eyeglasses, external contact lenses and various surgical procedures such as radial keratotomy (RK), a conventional surgical technique, and photorefractive keratectomy (PRK), a surgical technique performed with the use of a laser. it is estimated that over one million RK procedures have been performed in the united states, most of which have occurred since 1989. in 1995, 350,000 rk procedures were performed, at an average cost of $1,000-$3,000 per procedure. Surgeons have used PRK, a more recently developed refractive surgery technique, in an estimated 600,000 procedures to date worldwide, with a limited number occurring in the United States, where the procedure was approved in 1996. PRK is expected to gain market share from RK. Industry sources estimate that the number of PRK procedures in the United States could reach 500,000 in 1997, representing a potential market of $750 million. approximately seven million people in the united states are afflicted with severe cases of myopia and hyperopia of greater than seven diopters which are not currently addressed by existing conventional or laser surgical procedures and frequently can be only partially corrected with eyeglasses and external contact lenses.

VISCOELASTIC SOLUTION PRODUCTS.   The Viscoelastic solution market relates to
gel-like substances used during IOL surgeries to maintain the space and shape of the eye, to act as a buffer against cell damage and to otherwise act as a lubricant for minimally invasive eye surgery. Industry studies indicate that approximately 2.4 million units of viscoelastic solution were sold within the United states in 1996, generating approximately $129 million in sales. Management believes the international market for viscoelastic solution is at least the size of the domestic market for this product.


STRATEGY

The Company's strategy is to increase its share of the worldwide market for ophthalmic products through the development and marketing of innovative next generation products and technologies which utilize minimally invasive surgical procedures. The key elements of this strategy are to: (i) develop products that deliver distinct clinical and economic benefits to patients and surgeons; (ii) maintain a leading technological role in the industry; and (iii) expand markets worldwide.


PRODUCTS

The Company develops, manufactures and globally distributes medical devices used in minimally invasive ophthalmic surgery. The Company's products are designed to (i) improve patient outcomes, (ii) minimize patient risk and discomfort, and
(iii) simplify ophthalmic procedures for the surgeon and patient. The Company's principal customers are ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations.

INTRAOCULAR LENSES (IOLS) AND RELATED CATARACT PRODUCTS.   The Company's
principal products are its foldable iols for use in minimally invasive cataract surgical procedures. The Company's IOLs can be folded or otherwise deformed, and therefore can be implanted into the eye through an incision (less than 3 mm) significantly smaller than the incision needed to insert hard iols (approximately 5 mm to 10 mm). Once inserted, the Company's IOL unfolds naturally into the capsular bag which previously held the cataractous lens. The primary advantages of using minimally invasive surgical procedures are:

          .  Fewer Surgical Complications.   A smaller incision minimizes eye
             trauma and the potential for infection. In addition, the Company's foldable IOL can typically be implanted under topical anesthesia, thereby avoiding complications associated with the administration of local anesthesia.

          . Reduced Level of Surgically Induced Astigmatism. The ability to eliminate sutures as a result of the smaller incision leads to a reduction in the incidence of surgically induced astigmatism caused by uneven healing of the surgical wound.

          . Faster Recovery of Vision. Patients can typically recover their best vision the same day the procedure is performed, as opposed to thirty to forty-five days following surgery in the case of hard IOLs.

          . Enhanced Benefits to Surgeons. The use of foldable IOLs enables ophthalmologists to more quickly perform surgical procedures at lower cost, and with greater ease and consistently higher quality outcomes.

The Company's foldable IOLs come in two differently configured styles, the advanced single-piece ELASTIC(TM) model, and the ELASTIMIDE(TM) model based upon the tradit ional three-piece design. The selection of one model over the other is primarily based upon the preference of the ophthalmologist, although the Company believes more experienced ophthalmologists prefer the single-piece ELASTIC(TM) model. Sales of foldable IOLs accounted for approximately 97% of the Company's total revenues for each of its 1993 through 1995 fiscal years and 94% of total revenues for its 1996 fiscal year.

The Company believes the unique features of its foldable IOLs afford a number of competitive advantages compared to other foldable IOLs such as ease of implantation, better patient outcomes, and minimization of cell growth and resulting capsular haze.

The Company has developed, and currently markets in certain foreign countries, a toric version of its ELASTIC(TM) IOL, which is specifically designed for patients with pre-existing astigmatism. The Company is the only foldable IOL manufacturer to offer a product for astigmatism. The Company has implanted a limited number of its toric IOLs in patients within the United States for clinical study purposes pursuant to an Investigational Device Exemption ("IDE") granted by the FDA in November 1992. The Company has completed Phase III clinical studies for the toric IOL, and anticipates it will apply for FDA pre-market approval to market this product in the United States in mid-1997. No assurance can be given that this time schedule can be met, or that FDA pre-market approval for this product will be obtained.

As part of its approach to providing a complete line of complementary products for use in minimally invasive cataract surgery, the Company also markets several styles of lens injectors and sterile cartridges used to insert IOLs, a phacoemulsification machine used to remove the cataractous lens, and several styles of disposable and reusable surgical packs and ultrasonic cutting tips used with the Company's phacoemulsification machine.

GLAUCOMA WICK AND GLAUCOMA SHUNT.   The Glaucoma Wick is a medical device
surgically implanted into the eye to reduce intraocular pressure ("IOP"). It is made of biocompatible material which, through its porosity and hydrophilic properties, promotes drainage of excess eye fluid. The Glaucoma Wick is specifically designed for patients suffering from open-angled glaucoma, which is the most prevalent type of glaucoma. In contrast to trabeculectomies and trabeculoplasties, implantation of the Glaucoma Wick does not require penetration of the anterior chamber of the eye. Instead, a small flap of the outer eye tissue is folded back, the Glaucoma Wick is placed above the trabecular meshwork and the outer flap is refolded into place. The Glaucoma Wick swells to approximately five to ten times its original size and is absorbed within one to six months after implantation, creating a new drainage pathway. The twenty- to forty-minute surgical procedure to implant the Glaucoma Wick is performed under local or topical anesthesia, typically on an outpatient basis.

Management believes the hydrophilic properties of the Glaucoma Wick and the minimally invasive nature of the surgery offer several advantages over existing surgical procedures including (i) greater efficacy, (ii) a longer-term solution,
(iii) reduced risk of surgical complications, and (iv) cost effectiveness.

The Company believes the Glaucoma Wick is an attractive product for (i) managed care and health maintenance organizations and group purchasing organizations who desire to control their costs and at the same time provide their customers with a higher standard of health care, (ii) less developed countries which lack the resources and infrastructure to provide continuous treatments, and (iii) ophthalmic surgeons who have traditionally referred their patients to glaucoma specialists. Adoption by ophthalmic surgeons, however, will be dependent upon the rate at which they learn the advanced surgical skills necessary to perform the implant or at which instrumentation is developed to simplify the procedure. The Company will promote this product by educating surgeons through its highly trained technical sales force. See "Uncertainties and Risk Factors - Risks Relating to Commercialization of New Products." in Item 7."

The Company introduced the Glaucoma Wick in late 1995 for commercial sale on a limited basis in South Africa and selected countries in Europe and South America. The Company intends to apply to the FDA in mid-1997 for an IDE leading to a 510(k) clearance to commercially market this product within the United States. No assurance can be given as to when or if FDA 510(k) clearance for this product will be obtained. See "Uncertainties and Risk Factors - Government Regulation and Uncertainty of Product Approval" in Item 7.

Since 1987 the Company has marketed its MOLTENO(TM) style Glaucoma Shunt, a medical device implanted at the latest stages of glaucoma, after conventional treatments have been performed and failed and vision is effectively lost. The Glaucoma Shunt is designed to relieve pain and prevent the removal of the eye. The Company will continue to supply this product for patients in the last stages of glaucoma.

IMPLANTABLE CONTACT LENSES (ICLS). ICLs are medical devices implanted in the eye to permanently correct common refractive vision disorders including myopia, hyperopia and potentially astigmatism. The ICL is initially targeted to persons afflicted with severe hyperopia and myopia (defined as more than seven diopters) which are not currently being addressed through current traditional or laser surgical procedures and frequently can be only partially corrected with eyeglasses or external contact lenses. These individuals, who suffer significant vision impairment, are the most likely to seek surgical alternatives. The Company also believes the ICL will be an attractive alternative for individuals afflicted with moderate cases of myopia and hyperopia.

The Company's ICL is folded and implanted into the eye behind the iris and in front of the normal lens using minimally invasive surgical techniques similar to implanting an IOL during cataract surgery, except that the human lens is not removed. The five- to twenty-minute surgical procedure to implant the ICL is typically performed with topical anesthesia on an outpatient basis.

Management believes the use of an ICL affords a number of advantages over existing refractive surgical procedures, such as RK and PRK, including the following: (i) potentially corrects all levels of myopia and hyperopia, (ii) may provide superior predictability of results, (iii) in most cases allows for reversibility, which is precluded by existing surgical procedures, (iv) enables faster recovery of vision and rehabilitation, and (v) produces potentially superior refractive results.

The Company commenced commercial sales of ICLs in late 1996 on a limited basis in South Africa, China, and selected countries in Europe and South America. In February, 1997, the FDA granted the Company an IDE to commence clinical studies consisting of three distinct phases within the United States. The first phase of the IDE permits the Company to implant ten ICLs for myopia and ten ICLs for hyperopia. No assurance can be given as to when or if the FDA will grant approval to expand the study to the second or third phase or as to when or if the FDA will grant pre-market approval for the ICL. See "Uncertainties and Risk Factors - Government Regulation and Uncertainty of Product Approval" in Item 7.

VISCOELASTIC SOLUTION PRODUCTS.   Viscoelastic solution is a gel-like substance
which can be used during IOL and ICL surgery to assist the ophthalmic surgeon in establishing and maintaining the space and shape of the anterior and posterior chambers of the eye. It also acts as a resilient buffer to protect against inadvertent damage to the vital endothelial cells in the eye. Viscoelastic solution is also effective as a lubricant for injection of foldable IOLs and ICLs using minimally invasive surgical procedures. The Company believes it can effectively market its STAARVISC(TM) hyaluronic acid-based viscoelastic solution in conjunction with its foldable IOL and ICL products.

The Company introduced its STAARVISC(TM) viscoelastic solution in late 1996 for commercial sale on a limited basis in Canada and selected countries in Europe and South America. The only significant pending action necessary to obtain FDA pre-market approval to commercially market STAARVISC(TM) within the United States is satisfaction of FDA regulations pertaining to Good Manufacturing Practices. The Company intends to arrange an FDA inspection of its STAARVISC(TM) manufacturing facilities in mid-1997 in order to satisfy this final requirement. See "Uncertainties and Risk Factors - Government Regulation and Uncertainty of Product Approval" in Item 7.


RESEARCH AND DEVELOPMENT

The Company is focused on furthering technological advancements in the ophthalmic products industry through continuous development and innovation of ophthalmic products and materials, and related surgical techniques to promote
these products.  See "Business - Strategy" above.   The Company maintains an
active internal research and development program comprised of over 25 employees. Over the past year, research and development efforts have been primarily focused on: (i) developing the Company's ICLs, Glaucoma Wick and toric IOL, (ii) improving insertion and delivery systems for the Company's foldable IOLs, and
(iii) generally improving the manufacturing systems and procedures for all products to reduce manufacturing costs. Research and development expenses amounted to approximately $4,085,000, $3,254,000 and $2,718,000 for the Company's 1996, 1995 and 1994 fiscal years, respectively.


MARKETING, SELLING AND DISTRIBUTION

The Company maintains a highly trained sales force that works closely with its customers (primarily surgeons and other health care providers) to educate them on the benefits of its IOLs as well as the skills and techniques needed to perform minimally invasive surgical procedures. The Company supplements its direct sales efforts through advertising in medical and trade journals and by sponsoring surgical procedure courses, seminars and technical presentations chaired by leading ophthalmologists.

The Company's products are sold domestically through a network of independent regional manufacturers representatives and their territorial representatives. International sales are primarily conducted through the Company's subsidiaries that sell through independent sales representatives engaged on a basis similar to that of sales representatives within the United States. In countries where the Company's subsidiaries do not have a direct presence, sales are conducted through country or area medical distributors.

COMPETITION

Competition in the medical device field is intense and characterized by extensive research and development and rapid technological change. Development by competitors of new or improved products, processes or technologies may make the Company's products obsolete or less competitive. The Company will be required to devote continued efforts and significant financial resources to enhance its existing products and/or develop new products for the ophthalmic industry. See "Uncertainties and Risk Factors - Highly Competitive Industry; Rapid Technological Change" in Item 7.

The Company believes its primary competition for foldable IOLs includes Allergan Medical Optics ("AMO"), a subsidiary of Allergan, Inc. ("Allergan"), Chiron Vision Corporation ("Chiron"), a subsidiary of Chiron Corporation, and Alcon Surgical, Inc. ("Alcon"), a subsidiary of Alcon Laboratories, Inc., all of whom are licensees of the Company's foldable technology. Significant competitors in the hard IOL market are believed to include Chiron, AMO, Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), Alcon, Storz Ophthalmics, Inc. ("Storz"), a subsidiary of American Home Products, and Mentor Corporation.

The Company's primary competition for glaucoma products is from pharmaceutical companies. The Company believes Merck & Company, Inc., Alcon, Allergan, and Storz are the largest providers of glaucoma drugs within the United States, and CIBA Vision Corporation, a subsidiary of CIBA-GEIGY Corporation, Pharmacia & Upjohn and Lederle Laboratories, a subsidiary of American Home Products, are the largest internationally. The portion of this market held by glaucoma devices is insignificant at present.

The Company will face significant competition for its ICLs generally from manufacturers and distributors of corrective eyeglasses and external contact lenses, and particularly from providers of conventional and laser surgical procedures. The Company believes its primary competitors for laser surgical procedures are Summit Technology, Inc. ("Summit"), VISX, Incorporated ("VISX"), Escalon Medical, Inc., Sunrise Medical, Chiron and Nidek Co., Ltd. Summit's and VISX's excimer lasers for PRK are the only products which have received pre-market approval from the FDA for sale within the United States. KeraVision, Inc. is developing the corneal ring.

Pharmacia & Upjohn, which distributes and manufactures a hyaluronic-based viscoelastic solution known as Healon(TM), is the primary competitor for this product. Other companies such as AMO, Chiron, Alcon and Storz also sell viscoelastic type products.


MANUFACTURING AND SUPPLIERS

The Company principally manufactures its IOLs at its facilities located in California, and its Glaucoma Wick, ICLs and STAARVISC(TM) viscoelastic solution at its facilities located in Switzerland. Many components of the Company's products are purchased to its specifications from suppliers or subcontractors. Most of these components are standard parts available from multiple sources at competitive prices. The Company presently has one supplier of silicone, the principal raw material for its lenses, although it can purchase this raw material from several distributors. Similarly, certain items used by the Company in its disposable surgical packs are provided by a single supplier. The Company's PHACO XL(TM) phacoemulsification machine is being manufactured for the Company by unaffiliated third parties. If any of these supply sources becomes unavailable, the Company believes that it would be able to secure alternate supply sources within a short period of time and with minimal or no disruption.

LICENSES AND DISTRIBUTION RIGHTS

The Company has granted licenses to certain of its patents, products, trade secrets and technology, including its foldable technology, to other companies in the IOL industry. The licenses under the patents extend for the life of the patents. The licensees include Optical Radiation Corporation ("ORC"), Chiron, AMO, Alcon and Canon STAAR, a joint venture owned equally by the Company and Canon, Inc. and Canon Sales Co., Inc. Included in some of the licenses granted are licenses to certain of the Company's foldable patents which were granted on an exclusive basis to Canon STAAR (for Japan only), on a non-exclusive basis to Alcon, ORC, Chiron and Canon STAAR (with respect to the world other than Japan), and on a co-exclusive basis to AMO. At the time these licenses were granted, the Company received substantial pre-payments of royalties on all but one of the licenses. The pre-payment period on many of these licenses have since lapsed or will lapse in the near future. The Company's business strategy is not dependent upon realizing royalties from these licenses in the future.

In view of the number of licenses granted to its competitors, the Company is often subject to disputes regarding the requirements of the licenses. The Company and its licensee, Allergan, are currently in litigation with Pharmacia & Upjohn for infringement of the Mazzocco Patent. The Company is also in litigation with Chiron on the basis of a dispute regarding an indemnification clause set forth in an agreement between the Company and Chiron and the payment of royalties. The impact of an adverse decision in either case is unknown at this time. See "Pending Legal Proceedings" in Item 3 below.

In May 1995, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell the glaucoma devices in the United States, Europe, Latin America, Africa, Asia and Japan, and non-exclusive rights with respect to the countries in the Commonwealth of Independent States (or former Union of Soviet Socialists Republics) and China. In January 1996, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell ICLs using its biocompatible materials in the United States, Europe, Latin America, Africa, Asia and Japan, and non-exclusive rights with respect to the Commonwealth of Independent States. The terms of these licenses extend for the life of the patents. In connection with these licenses, IRTC also assigned its patent for its biocompatible material for IOLs and ICLs to the Company. The Company has since adopted IRTC's biocompatible material and glaucoma device design for the Company's Glaucoma Wick, and has incorporated IRTC's biocompatible materials for use with the Company's proprietary ICL design.


SUBSIDIARIES


The Company's principal operating subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company's products, including its Glaucoma Wick and ICLs. The Company and STAAR Surgical AG have also formed six other direct or indirect wholly owned operating subsidiaries for the purpose of distributing and marketing the Company's products internationally, including STAAR Surgical - Canada, Ltd. and STAAR Surgical Australasia Pty., Ltd., formed by the Company in 1994, and STAAR Surgical France - SARL, STAAR Surgical - South Africa Pty., Ltd., STAAR Surgical Austria, GmbH; and STAAR Surgical Germany, GmbH, formed by STAAR Surgical AG in 1993 through 1995.

The Company also owns a 50% interest in Canon STAAR, a joint venture between the Company and Canon, Inc. and Canon Sales Co., Inc. for the manufacture, marketing and distribution of IOLs in Japan.

The Company also owns an interest in a number of subsidiaries which are not presently conducting business, including STAAR International, Inc., Lynell Medical Technologies, Inc., STAAR of Connecticut, Inc., and

STAAR Surgical - Singapore Pty. Ltd. The Company also owns a 50% interest in each of Newlensco and Softlensco, inactive corporations formed in connection with certain licensing transactions for the sole purpose of holding title to certain filings with the FDA and pre-market approvals of the licensed products and technologies.


FACILITIES

The Company's executive offices and its principal manufacturing and warehouse facilities, consisting of approximately 76,000 square feet, are located in Monrovia, California. The Company also maintains complete laboratory facilities at this location. STAAR Surgical AG has approximately 11,000 square feet of manufacturing, distribution and research and development facilities located in Switzerland. STAAR Surgical France - SARL, STAAR Australasia, Pty., Ltd., STAAR Surgical South Africa, Pty., Ltd., and STAAR Surgical Austria, GmbH, each also have distribution facilities. Canon STAAR Co., Inc. has an approved manufacturing facility in Japan.

The Company believes that its existing facilities have been adequate for its needs, and will continue to be adequate for existing levels of operations. The Company expects no difficulties in renewing leases, or replacing or making additions to its existing facilities or in establishing new facilities.


EMPLOYEES AND LABOR RELATIONS

The Company and its subsidiaries had a total of 255 employees as of January 3, 1997, including 49 in administration, 40 in marketing and sales, 25 in research and development and technical services and 141 in manufacturing, quality control and shipping. The Company and its subsidiaries are non-unionized. The Company believes that its relations with its employees are good.


INTELLECTUAL PROPERTY RIGHTS

The Company and/or its licensors have pending patent applications and issued patents in various countries relating specifically to the Company's products or various aspects thereof, including the Company's core patent (the "Mazzocco Patent") relating to methods of folding or deforming a foldable IOL or ICL for use in minimally invasive surgery. The Mazzocco Patent was granted by the United States Patent Office in March 1986 to Dr. Thomas Mazzocco, M.D., a practicing ophthalmologist and a co-founder of the Company. The Company has since obtained patent protection for the Mazzocco Patent or made application for such protection in certain foreign countries. The Company has also received an assignment from IRTC of its patents for glaucoma devices and biocompatible material for IOLs.

The Company has obtained a registered trademark on the mark STAAR and associated logo. The Company also has common law trademark rights to a number of other marks and has also applied for registration for a number of these marks.

An adverse decision from a Court of competent jurisdiction affecting the validity or enforceability of the Company's patents (principally the Company's core Mazzocco Patent) or proprietary rights owned by or licensed to the Company could have, depending generally on the economic importance of the country or countries to which such patents or proprietary rights relate, an adverse effect on the Company and on its business prospects. Legal costs relating to prosecuting or defending patent infringement litigation may be substantial. Costs of litigation related to successful prosecution of patent litigation are capitalized and amortized over the estimated useful life of the relevant patent. There can be no assurance that the Company will be able to successfully defend its patents and proprietary rights in the future. See "Uncertainties and Risk Factors - Patents and Proprietary Right." in Item 7.


REGULATORY REQUIREMENTS

The Company's products are subject to regulatory approval or clearance in both the United States and in foreign countries. The following discussion outlines the various kinds of reviews to which the Company's products or facilities may be subject.

CLINICAL REGULATORY REQUIREMENTS WITHIN THE UNITED STATES.   Most of the
Company's products are subject to regulation as medical devices by the FDA, requiring FDA approval or clearance before they can be sold within the United States, and mandating continuous compliance of the Company's manufacturing facilities and distribution procedures with FDA regulations, including "Good Manufacturing Practices."

Initial approval or clearance of medical devices for sale is subject to differing levels or types of FDA review and evaluation depending on the classification of the device under the Food, Drug and Cosmetic Act ("FD&C Act") and whether the use of the medical device can be demonstrated to be substantially equivalent to a directly related medical device in commerce prior to May 1976 (the month and year of enactment of the FD&C Act).

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

FDA approval for a Class III device such as an IOL or ICL implant begins with the submission of an application for an Investigational Device Exemption or IDE which, if granted, will permit the implantation of a limited number of IOLs or ICLs (typically less than 100) on a clinical study basis. Based upon the results from the initial core population, the FDA will then allow an additional core study to be performed, typically 500 to 700 implants. The complete clinical results will then be reviewed by an FDA advisory panel of outside experts. If the advisory panel approves the product based upon the results, the FDA will then generally grant pre-market approval assuming satisfaction of its other requirements. The grant of an IDE, the performance of clinical studies, the submission of an application for pre-market approval, and advisory panel approval, may take three to ten years depending, in part, upon the complexity of the medical device.

A medical device that is substantially equivalent to a directly related medical device previously in commerce may be eligible for abbreviated FDA pre-market notification "510(k) review" process. The review period and FDA determination as to substantial equivalence should be made within 90 days of submission of a 510(k) application, unless additional material, information or clarification is requested or required by the FDA. As a practical matter, the review process and FDA determination often take significantly longer than 90 days depending, in part, upon the complexity of the medical device. FDA 510(k) clearance is a "grandfather" process. As such, FDA clearance does not imply that the safety, reliability and effectiveness of the medical device has been approved or validated by the FDA, but merely means that the medical device is substantially equivalent to a previously cleared commercially-related medical device.

The Company's IOLs, ICLs, lens injectors, Glaucoma Wick, Glaucoma Shunt, and STAARVISC(TM) viscoelastic solution are Class III devices, and its phacoemulsification equipment, ultrasonic cutting tips and surgical packs are

Class II devices. The Company has received FDA pre-market approval for its IOLs (other than its toric version), and FDA 510(k) clearance for its Glaucoma Shunt, phacoemulsification equipment, lens injectors, ultrasonic cutting tips and surgical packs. The Company is presently conducting clinical studies under an IDE for its Toric IOL. The Company has received an IDE to commence limited clinical studies for its ICLs. The only significant pending requirement for the Company to obtain pre-market approval of its STAARVISC(TM) viscoelastic solution is the inspection and approval by the FDA of the Company's manufacturing facilities for Good Manufacturing Practices. The Company intends to apply to the FDA in mid-1997 for 510(k) clearance for its Glaucoma Wick.

The Company is also subject to mandatory Medical Device Reporting ("MDR") regulations which obligate the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or in connection with certain product failures which could cause injury

CLINICAL REGULATORY REQUIREMENTS IN FOREIGN COUNTRIES.   There is a wide
variation in the approval or clearance requirements necessary to market products in foreign countries. The requirements range from virtually no requirements to a level comparable to or even greater than those of the FDA. For example, many countries in South America have minimal regulatory requirements, while many developed countries, such as Japan and Germany, have conditions at least as stringent as those of the FDA. FDA acceptance is not always a substitute for foreign government approval or clearance.

The member countries of the European Economic Union (the "Union") currently permit, and by 1998 will require, all medical products sold within their borders to carry a "CE" marking. The CE marking denotes that the applicable medical device has been found to be in compliance with guidelines concerning manufacturing and quality control, technical specifications and biological/chemical and clinical safety. The CE marking supersedes all current medical device regulatory requirements for Union countries. The Company has an ongoing program in place to ensure compliance with the applicable requirements. The Company has obtained the CE mark for its IOLs (other than its toric IOL) and lens injectors, and anticipates obtaining the CE marking for its Glaucoma Wick, ICLs and STAARVISC(TM) viscoelastic solution by 1998.

OTHER REGULATORY REQUIREMENTS.   Sales of the Company's products may be affected
by health care reimbursement practices. For example, in January 1994, the Health Care Financing Administration ("HCFA") adopted rules that limit medicare reimbursement for IOLs implanted in ambulatory surgical centers to a flat fee of $150. HCFA's medicare reimbursement rate for IOLs implanted in hospitals was set at $150 plus 50% of cost.

The Company is also subject to various federal, state and local laws applicable to its operations including, among other things, working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research work. The extent of government regulation which might result from future legislation or administrative action and their potential adverse impact on the Company cannot be accurately predicted.


(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     ----------------------------------------------------------------------
     SALES
     -----


Approximately $29,592,000, $26,561,000 and $23,091,000 in the Company's overall revenues were generated in the United States for its 1996, 1995 and 1994 fiscal years, respectively, constituting approximately 70%, 77% and 84% of its overall revenues for such fiscal years, respectively. Sales to Europe, which is the Company's principal foreign market, generated approximately $7,576,000, $4,841,000 and $3,361,000 in revenues for the Company's 1996, 1995 and 1994 fiscal years, respectively, constituting approximately 20%, 14% and 12% of the Company's overall revenues for such respective fiscal years. The balance of the Company's foreign sales were distributed amongst the Asian/Pacific, Middle
Eastern, South African and South American geographic areas.   Substantially
all products sold in 1996 were manufactured in the United States.

ITEM 2.  PROPERTIES


The Company's executive offices and its principal manufacturing and warehouse facilities are in Monrovia, California, in leased industrial buildings of approximately 76,000 square feet. The leases expire between 1998 and 2002, and currently require aggregate payments of $31,008 per month. The Company also maintains complete laboratory facilities in these buildings. Certain of the Company's subsidiaries lease facilities dedicated to manufacturing, distribution and research and development activities. Canon STAAR Co., Inc. has an approved manufacturing facility in Japan. See "Narrative Description of Business - Facilities," in Item 1 above.


ITEM 3.  PENDING LEGAL PROCEEDINGS


CHIRON VISION CORPORATION VS. STAAR SURGICAL COMPANY, AND RELATED CROSS-COMPLAINT; LOS ANGELES SUPERIOR COURT CASE NO. BC 149557

On May 7, 1996, Chiron Vision Corporation ("Chiron") filed a complaint for damages against the Company for specific performance, contractual indemnity, declaratory relief, accounting, and breach of contract arising from a business agreement dated March 8, 1990 between the parties. This agreement (the "Master Terms Agreement") governs a number of associated business agreements relating to research, development, licensing, manufacture and sale of patented and proprietary IOLs and related products, processes, surgical instruments and developments related thereto. The Company filed its answer to Chiron's complaint on September 5, 1996. and filed a Cross-Complaint for specific performance, contractual indemnity, declaratory relief, accounting and breach of contract. On February 19, 1997, Chiron filed its Amended Complaint for specific performance, contractual indemnity, declaratory relief, accounting, breach of contract, intentional misrepresentation and negligent misrepresentation. A response to the Amended Complaint is due on or before March 19, 1997. The principal claims and cross-claims generally relate to whether the Company is obligated to indemnify Chiron under the Master Terms Agreement and related license agreements with respect to certain third-party litigation, and whether Chiron has, among other things, breached its obligation to pay certain royalties under these agreements as well as certain obligations pertaining to the sale or transfer of licensed technology and patents. The lawsuit is currently in the initial stage of discovery. The Company believes that it will prevail in this suit. Nevertheless, the outcome of the litigation is uncertain, and the effect of an unfavorable outcome is unknown at this time.


ALLERGAN SALES, INC. AND STAAR SURGICAL COMPANY VS. PHARMACIA & UPJOHN, INC., AND RELATED COUNTERCLAIMS; CIVIL ACTION NO. 96-1430 H (JFS); UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF CALIFORNIA

In August 1996, Allergan Sales, Inc. ("Allergan Sales"), a licensee of the Company's Mazzocco Patent, filed suit against Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") for infringement of the Mazzocco Patent. In a First Amended Complaint filed on September 6, 1996, the Company joined as a co-plaintiff with respect to the infringement action. On November 11, 1996, Pharmacia & Upjohn filed an Answer to the First Amended Complaint, and filed a Cross-Complaint for declaratory judgment of non-infringement, invalidity, unenforceability and anti-trust violation. Allergan Sales and the Company filed a Second Amended Complaint for patent infringement on January 16, 1997, which was answered by Pharmacia & Upjohn pursuant to Stipulation the same date. In related proceedings the District Court granted a temporary injunction on September

17, 1996, and a preliminary injunction on October 22, 1996, against Pharmacia & Upjohn. On November 7, 1996, Pharmacia & Upjohn filed a Notice of Appeal of the order granting the preliminary injunction and, in connection therewith, an Emergency Motion for Stay. The Court of Appeals issued the Emergency Stay pending further determination by the District Court. The lawsuit is currently in the initial stage of discovery. The Company believes that it will prevail in this suit. Nevertheless, the outcome of the litigation is uncertain, and the effect of an unfavorable outcome is unknown at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the quarter ended January 3, 1997.


                                    PART II
                                    -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


The Company's Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") National Market under the symbol "STAA." The following table sets forth the reported high and low sale prices and volume of trading of the Common Stock as reported by NASDAQ for the calendar periods indicated:


            PERIOD                               HIGH          LOW
            ------                               ----          ---

1996:       Fourth Quarter.....................  $14.375   $10.375
            Third Quarter......................   16.500    11.875
            Second Quarter.....................   17.875    12.375
            First Quarter......................   14.750     9.875

1995:       Fourth Quarter.....................  $12.675   $ 9.875
            Third Quarter......................   12.750     8.250
            Second Quarter.....................   11.375     7.500
            First Quarter......................   13.125     7.875

1994:       Fourth Quarter.....................  $ 7.250   $ 4.500
            Third Quarter......................    6.125     4.125
            Second Quarter.....................    7.000     3.625
            First Quarter......................    5.250     3.325

The last reported sale price for the Company's Common Stock on the NASDAQ National Market on March 26, 1997 was $10.875 per share. As of March 26, 1997, there were approximately 1,347 record holders of the Common Stock.

The Company has not paid any cash dividends on its Common Stock since its inception. The Company currently anticipates that all income will be retained to develop further the Company's business and that no cash dividends on the Common Stock will be declared in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company with respect to the Company's five most recent fiscal years ended January 3, 1997, December 29, 1995, December 30, 1994, December 31, 1993 and January 1, 1993. The selected consolidated statement of operations data set forth below for each of the three fiscal years in the period ended January 3, 1997, and the selected consolidated balance sheet data set forth below at January 3, 1997 and December 29, 1995, are derived from the Consolidated Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their Report which is included elsewhere in this Report. The selected consolidated statement of operations data set forth below for each of the two fiscal years in the period ended December 31, 1993, and the consolidated balance sheet data set forth below at December 30, 1994, December 31, 1993 and January 1, 1993, are derived from the Company's audited consolidated financial statements not included elsewhere in this Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, included elsewhere in this Report.

                                                                                                 FISCAL YEAR ENDED
                                                                -------------------------------------------------------------
                                                                JANUARY   DECEMBER        DECEMBER        DECEMBER    JANUARY
                                                                   3,        29,             30,             31,        1,
                                                                  1997      1995            1994            1993       1993
                                                                -------    -------         -------         -------    -------
                                                                             (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales.........................................................  $41,213    $34,180         $26,333         $19,603    $10,198
Royalty income................................................    1,000        514           1,020             473        ---
                                                                -------    -------         -------         -------    -------
   Total revenues.............................................   42,213     34,694          27,353          20,076     10,198
Cost of sales.................................................   10,196      8,441           6,059           3,980      3,257
                                                                -------    -------         -------         -------    -------
   Gross profit...............................................   32,017     26,253          21,294          16,096      6,941
Costs and expenses:
   General and administrative.................................    5,628      5,000           4,365           4,907      5,166
   Marketing and selling......................................   12,227     10,911           8,694           6,998      4,949
   Research and development...................................    4,085      3,254           2,718           2,260      1,532
                                                                -------    -------         -------         -------    -------
      Total costs and expenses................................   21,940     19,165          15,777          14,165     11,647
Operating income (loss).......................................   10,077      7,088           5,517           1,931     (4,706)
Other income (expense)........................................      153        303             625             685       (351)
                                                                -------    -------         -------         -------    -------
Income (loss) before income taxes.............................   10,230      7,391           6,142           2,616     (5,057)
Income tax provision (benefit)(1).............................    3,339        (91)         (2,184)             81        (19)
                                                                -------    -------         -------         -------    -------
Net income (loss).............................................  $ 6,891    $ 7,482         $ 8,326         $ 2,535    $(5,076)
                                                                =======    =======         =======         =======    =======
Fully diluted net income (loss)
 before income taxes per share................................    $0.74      $0.54           $0.45           $0.20     $(0.50)
                                                                =======    =======         =======         =======    =======
Fully diluted net income (loss) per share.....................    $0.50      $0.55           $0.62           $0.20     $(0.50)
                                                                =======    =======         =======         =======    =======
Weighted average number of fully diluted shares...............   13,867     13,715          13,500          12,859     10,191
                                                                =======    =======         =======         =======    =======

BALANCE SHEET DATA:
Working capital...............................................  $15,485    $16,335         $14,166         $ 7,354    $ 4,239
Total assets..................................................   51,119     38,803          28,888          18,776     12,826
Notes payable and current portion of long-term debt...........    8,193      4,029           1,792           1,634        638
Long-term debt................................................      844      1,212             572               0          0
Stockholders' equity..........................................  $36,604    $28,678         $22,029         $11,986     $7,317

(1) Includes recognition of deferred tax asset of $2.4 million for 1994 and $900,000 for 1995. See Note 7 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

The Company develops, manufactures and globally distributes medical devices used in minimally invasive ophthalmic surgery. The Company's primary products are its foldable IOLs, its Glaucoma Wick, its ICLs and its STAARVISC(TM) viscoelastic solution. The Company markets its IOLs, which accounted for 94% of its revenues in 1996, both domestically and in numerous foreign countries. The Company markets the Glaucoma Wick, which the Company introduced in late 1995, and its ICLs and STAARVISC(TM) viscoelastic solution, which the Company introduced in late 1996, on a limited basis in selected foreign countries.

The Company has marketed its foldable IOLs internationally since 1986 and, in September 1991, following a lengthy period of clinical studies, received FDA pre-market approval to fully market the Company's ELASTIC(TM) and ELASTIMIDE(TM) foldable IOL models within the United States. Since that time, the Company's total revenues increased from $10.2 million in its 1992 fiscal year to $42.2 million in its 1996 fiscal year, representing a compound annual growth rate of 43%. The Company also receives royalty income with respect to certain of its licensed technologies, although it does not consider the royalty income to be material to its current or prospective financial condition.

International revenues represented 30% of total revenues for the 1996 fiscal year, up from 10.7% for the 1992 fiscal year. The mix of the Company's revenues and profits, on both a product and geographic basis, will be affected by the continued introduction and acceptance of the Company's Glaucoma Wick, ICLs and STAARVISC(TM) viscoelastic solution in various markets worldwide, including the United States. Sales of the Company's Glaucoma Wick and ICLs will be limited to the international market until such products receive United States FDA approval. The Company's long-term objective is to increase international revenues to account for one-half of total revenue.

The Company's principal customers are ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations. The Company generally supplies a quantity of foldable IOLs with different specifications to domestic customers on a consignment basis and recognizes sales when an ophthalmic surgeon implants the consigned foldable IOL. However, sales to foreign distributors are recognized upon shipment. The Company typically does not have any backlog of orders, and has minimal product returns. Ophthalmic surgeons and other providers of foldable IOLs are generally eligible to receive reimbursements from government or private third-party payors, such as Medicare, subject to certain limitations and pricing pressures. The Company does not expect that ICLs will be eligible for, and there can be no assurance that the Glaucoma Wick will be eligible for, reimbursement by government or private third-party payors.


RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's income statement for the period indicated and the percentage increase or decrease in such items over the prior period.


                                                            PERCENTAGE OF TOTAL REVENUES            PERCENTAGE CHANGE
                                                    --------------------------------------------   -------------------
                                                                                                          FISCAL
                                                                  FISCAL YEAR ENDED                        YEAR
                                                    --------------------------------------------        ----------
                                                                                                      1996       1995
                                                     JANUARY 3,     DECEMBER 29,    DECEMBER 30,       VS         VS
                                                        1997            1995            1994          1995       1994
                                                    -----------   --------------   -------------      ----       ----

Total revenues...................................        100.0%           100.0%          100.0%      21.7%      26.8%
Cost of sales....................................         24.2             24.3            22.1       20.8       39.3
                                                         -----            -----           -----
Gross profit.....................................         75.8             75.7            77.9       22.0       23.3
Costs and expenses:
   General and administrative....................         13.3             14.4            16.0       12.6       14.6
   Marketing and selling.........................         29.0             31.5            31.8       12.1       25.5
   Research and development......................          9.7              9.4             9.9       25.5       19.7
                                                         -----            -----           -----
      Total costs and expenses...................         52.0             55.3            57.7       14.5       21.5
Operating income.................................         23.9             20.4            20.2       42.2       28.5
Other income, net................................          0.4              0.9             2.3      (49.5)     (51.5)
                                                         -----            -----           -----
Income before income taxes.......................         24.2             21.3            22.5       38.4       26.8
Income tax provision (benefit)...................          7.9             (0.3)           (8.0)       ---      (95.8)
                                                         -----            -----           -----
Net income.......................................         16.3%            21.6%           30.5%     (7.9)%    (10.1)%
                                                         =====            =====           =====


FISCAL YEAR ENDED JANUARY 3, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 29,
1995

REVENUES. Revenues for the year ended January 3, 1997 were $42.2 million, representing a 21.7% increase over $34.7 million in revenues for the prior year ended December 29, 1995. The increase in revenues was principally attributable to the continued growth in unit sales of the Company's primary products, its foldable IOLs, in both the domestic and international markets, partially offset by certain domestic price decreases due to competitive pressures. Increases in unit volume are attributable, in significant part, to the continuing conversion of the cataract market to foldable IOLs (according to industry statistics, approximately 50% of all cataract surgeries performed in the United States in 1996 used foldable IOLs as compared to 37% in 1995). Revenues from international sales increased to 30% of total revenues for the year ended January 3, 1997, as compared to 24% for the prior fiscal year, reflecting the Company's increased efforts to develop international markets, as well as the conversion of these markets to foldable IOLs. Also included in revenues for the year ended January 3, 1997 are international sales of $625,000 resulting from the commercial introduction in selected foreign markets of the Company's Glaucoma Wick at the end of 1995 and its ICLs and STAARVISC(TM) viscoelastic solution at the end of 1996. Revenues from royalties also increased from $500,000 for 1995 to $1 million for 1996.

COST OF SALES.   Cost of sales as a percentage of revenues for the year ended
January 3, 1997 declined slightly to 24.2% of revenues as compared 24.3% for the prior year. The principal reasons for this slight decline were increased operating efficiencies and economies of scale from increased sales volume. These savings were offset by price decreases resulting from competitive pressures and a product mix change due to an increased demand for the ELASTIMIDE(TM)IOL, which is relatively more expensive to manufacture.

GENERAL AND ADMINISTRATIVE. General and administrative expense for the year ended January 3, 1997 was $5.6 million, or 13.3% of revenues, as compared to $5 million, or 14.4% of revenues, for the prior year. The decline in general and administrative expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of general and administrative costs. The increase in general and administrative expense in dollar terms was attributable to additional administrative infrastructure expenditures required to support the increase in revenues.

MARKETING AND SELLING. Marketing and selling expense for the year ended January 3, 1997 was $12.2 million, or 29.0% of revenues, as compared to $10.9 million, or 31.5% of revenues, for the prior year. The decline in marketing and selling expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of fixed marketing and selling (i.e., non-commission) costs. The increase in marketing and selling expense in dollar terms was principally attributable to greater commissions paid arising from increased sales revenues.

RESEARCH AND DEVELOPMENT. Research and development expense for the year ended January 3, 1997 was $4.1 million, or 9.7% of revenues, as compared to $3.3 million, or 9.4% of revenues, for the prior year. This increase was attributable to the Company's continued investment in developing new products, manufacturing systems and distribution systems, cost reduction projects for manufacturing, and increased costs incurred conducting clinical studies in the United States.

OTHER INCOME, NET. Other income for the year ended January 3, 1997 was $153,000, or 0.4% of revenues, as compared to $303,000, or 0.9% of revenues, for the prior year. The primary reasons for this decrease were increased interest expenses, losses in translating foreign currency, and a decline in deferred revenue arising from the sale of a license to the Canon STAAR joint venture.
The deferred revenue reported in 1996 is the last portion of total deferred revenue realized with respect to the Canon STAAR license.

INCOME TAX PROVISION (BENEFIT).   Income taxes increased to a provision of $3.3
million for the year ended January 3, 1997 from a benefit of $100,000 for the year ended December 29, 1995. 1996 is the first year the Company has reported an income tax provision without having offsets related to net operating loss carryforwards. However, the Company will not pay any significant Federal income taxes until it fully utilizes the remaining $2.5 million of net operating loss carryforwards for tax purposes. The Company fully utilized its net operating loss carryforwards for state taxes in 1995. The Company has recorded a deferred tax asset of $1.3 million as of January 3, 1997. Management believes expected future income levels should result in full recognition of the deferred tax asset. See Note 7 to the Consolidated Financial Statements.


FISCAL YEAR ENDED DECEMBER 29, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 1994

REVENUES. Revenues for the year ended December 29, 1995 were $34.7 million, which was 26.8% greater than the $27.4 million in revenues for the prior year ended December 30, 1994. The increase in sales revenues was attributable to a combination of interrelated factors, including: (i) increased domestic demand for the Company's ELASTIMIDE(TM), and, to a lesser degree, ELASTIC(TM) foldable IOLs due to the introduction of ultraviolet versions of these products in April 1995; (ii) increased international demand for the Company's IOLs as a result of the Company's continued investment in its foreign distribution channels (international revenue increased to 24% of total Company revenue for 1995, as compared to 16% in 1994); and (iii) the continuing conversion of both the domestic and international markets from hard IOLs to foldable IOLs (according to industry statistics, 37% of the overall domestic IOL market at the end of 1995 was held by foldable IOLs, and, according to management estimates, 15% of the overall international IOL market at the end of 1995 was held by foldable IOLs). Gains in volume were partially offset by certain domestic price decreases resulting from pressures from managed care providers. Revenues from royalties were $500,000 in 1995 compared to $1.0 million in 1994.

COST OF SALES.   Cost of sales increased to 24.3% of revenues for the year ended
December 29, 1995 compared to 22.1% of revenues for the year ended December 30, 1994. The principal reasons for this increase were: (i) lower pricing from certain managed care contract sales; (ii) inefficiencies associated with the resumption of manufacturing of ultraviolet versions of the Company's ELASTIC(TM) and ELASTIMIDE(TM)IOLs following FDA pre-market approval in the second quarter of 1995; (iii) increased sales of the ELASTIMIDE(TM) IOL, which is more costly to manufacture because of its design; and (iv) increased costs associated with the start-up of manufacturing of new products in Switzerland.

GENERAL AND ADMINISTRATIVE.   General and administrative expense decreased to
14.4% of revenues ($5.0 million) for the year ended December 29, 1995 from 16.0% of revenues ($4.4 million) for the year ended December 30, 1994. This percentage decrease resulted from management's continued efforts to control general and administrative expenses, combined with the increase in revenues. The increase in actual general and administrative expense was attributable to the start-up of the Company's operations in Switzerland.

MARKETING AND SELLING.   Marketing and selling expense decreased to 31.5% of
revenues ($10.9 million) for the year ended December 29, 1995 from 31.8% of revenues ($8.7 million) for the year ended December 30, 1994. The increase in actual marketing and selling expense was attributable to: (i) higher marketing and selling expenses associated with the build-up of direct distribution channels in Australia, South Africa, France and Switzerland (which translated into a significant portion of increased international revenues for 1995); and
(ii) increased costs associated with the market introduction of the new Glaucoma Wick and preparation for the market introduction of the ICL in selected foreign countries. This increase in expenses was partially offset by reduced domestic commission expenses attributable to lower pricing.

RESEARCH AND DEVELOPMENT.   Research and development expense decreased to 9.4%
of revenues ($3.3 million) for the year ended December 29, 1995 from 9.9% of revenues ($2.7 million) for the year ended December 30, 1994. The primary reason for the increase in actual expense was the continued investment in developing new products, manufacturing systems and distribution systems, and cost reduction projects for manufacturing.

OTHER INCOME, NET.   Other income decreased to 0.9% of revenues ($300,000) for
the year ended December 29, 1995 from 2.3% of revenues ($600,000) for the year ended December 30, 1994. The primary reason for this decrease was reduced earnings reported by the Company's joint venture with Canon STAAR and increased interest expense attributable to money borrowed through STAAR Surgical AG to set-up the Company's Swiss manufacturing facility and increased borrowings by the Company under its line of credit. Subsequent to the 1995 year-end the Company refinanced and increased its domestic line of credit facility with a different lender. The Company obtained a lower interest rate under the refinancing, which should result in lower interest expense for comparable future borrowings.

INCOME TAX PROVISION (BENEFIT).   As a result of increased operating profits,
the Company increased its deferred tax asset to $3.3 million as of December 29, 1995, up from $2.4 million as of December 30, 1994. This resulted in an income tax benefit of $100,000 ($800,000 income tax provision, exclusive of net operating loss benefit, offset by $900,000 recognition of deferred tax asset) in 1995, compared to $2.2 million ($200,000 income tax provision, exclusive of net operating loss benefit, offset by $2.4 million recognition of deferred tax asset) in 1994. As a result of the Company's positive operating results for each of the three years ended December 29, 1995, the Company determined that deferred tax assets of approximately $3.3 million and $2.4 million should be recognized as of December 29, 1995 and December 30, 1994, respectively. These amounts were based on a consideration of current and future anticipated earnings. Income levels in 1996 and 1997 similar to those of 1995 should result in full recognition of the deferred tax assets. The amount recorded as of December 29, 1995 includes the capitalization of the remaining balance of the Company's net operating loss carryforwards. Management believes it is more likely than not that the deferred tax assets will be realized in full. The Company will begin reporting an income tax provision in 1996 that will utilize the deferred tax assets and will result in decreased after-tax earnings and earnings per share. However, the Company will not pay any significant Federal income taxes until it fully utilizes the remaining $7.6 million of net operating loss carryforwards. The Company fully utilized its net operating loss carryforwards for state taxes in 1995.
See Note 7 to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities over the past several years principally from cash flow generated from operations, exercises of stock options and warrants, credit facilities provided by institutional domestic and foreign lenders and private placements of equity.

The Company's domestic credit facility is a line of credit, entered into in February 1996, which allows the Company to borrow up to $5.0 million on a revolving basis, at a rate of interest not to exceed the prime interest rate. The loan agreement requires the Company to satisfy certain financial tests, limits the amount of indebtedness the Company may incur to others and restricts the payment of dividends. This line of credit expires in June 1997. Borrowings are collateralized by substantially all of the domestic assets of the Company. Borrowings outstanding as of January 3, 1997 were approximately $4.7 million.

The Company's foreign credit facility consists of a separate revolving line of credit and a term loan extended in May 1994 by a Swiss bank to the Company's subsidiary, STAAR Surgical AG. The revolving line of credit facility provides for borrowings up to $828,000 (1.1 million Swiss Francs) at a 5.5% rate of interest as of January 3, 1997. A commission rate of 0.25% is payable each quarter. The line of credit does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding as of January 3, 1997 under the line of credit were approximately $790,000. Under the term loan, STAAR Surgical AG obtained a $828,000 (1.1 million Swiss Francs) loan guaranteed partially by the Swiss government and partially by the Company. Interest on this loan is 6.25%, which the Company shares on an equal basis with the bank and the Swiss government. The principal amount of this loan is required to be repaid in four equal installments, beginning in December 1996. Borrowings by STAAR Surgical AG under this loan outstanding as of January 3, 1997 were approximately $619,000.

As of January 3, 1997, the Company had net working capital of approximately $15.5 million compared to $16.3 million and $14.2 million as of December 29, 1995 and December 30, 1994, respectively. The decrease in net working capital for the fiscal year ended January 3, 1997 was primarily attributable to a $4.2 million increase in notes payable, $5.9 million investment in patents and licenses, and $4.3 million expended to acquire additional property and equipment, which used cash resources, offset by a $2.8 million increase in inventories and a $2.7 million increase in cash. The improvement in the Company's net working capital for the fiscal year ended December 29, 1995 was primarily attributable to increases in accounts receivable (approximately $2.2 million) and inventory (approximately $1.0 million) resulting from increased operating activities and a $900,000 increase in the recognition of deferred tax assets.

As of January 3, 1997, the Company had cash and cash equivalents of approximately $6.5 million compared to $3.8 million and $3.2 million as of December 29, 1995 and December 30, 1994, respectively. The improvement in the Company's cash position for the year ended January 3, 1997 was primarily attributable to net cash provided by operating activities (approximately $8.5 million) and cash provided by financing activities (approximately $5.0 million), partially offset by cash used for the acquisition of property, plant and equipment to establish production facilities for new products and to improve operations for current products and reduce current manufacturing costs (approximately $4.3 million) and to acquire patents and licenses and to fund patent litigation (approximately $5.9 million). The improvement in the Company's cash position for the fiscal year ended December 29, 1995 was primarily attributable to net cash provided by operating activities ($5.0 million), cash received from the exercise of stock options and warrants ($434,000) and borrowings under the Company's credit facilities ($2.9 million). Cash proceeds for the fiscal year ended December 29, 1995 were principally used for working capital, for the acquisition of property, plant and equipment ($3.5 million), primarily for STAAR Surgical AG's facility in Switzerland, and to acquire patents and licenses and fund patent litigation ($2.0 million).

Cash flows from operating activities for the year ended January 3, 1997 were approximately $8.5 million, an improvement of approximately $3.5 million from the prior fiscal year. The increase in cash flow from operating activities was principally attributable to the utilization of deferred tax asset of $2.0 million and an increase in depreciation and amortization of $836,000, offset by a $271,000 decrease in operating working capital items. Cash flows from operating activities for the fiscal year ended December 29, 1995 were $5.0 million, representing an improvement of approximately $1.0 million relative to the fiscal year ended December 30, 1994, due to significantly improved results from operations.

Cash used in investing activities for the year ended January 3, 1997 was $10.7 million, representing an increase of approximately $4.6 million relative to the year ended December 29, 1995. This increase was due primarily to an increase of $792,000 in expenditures for property and equipment and $4.0 million for patents and licenses. Cash used in investing activities for the fiscal year ended December 29, 1995 was $6.0 million, representing an increase of approximately $2.0 million relative to the fiscal year ended December 30, 1994. This increase was due to larger expenditures for property and equipment of $3.5 million, patents and licenses of $2.0 million, and other assets of $600,000.

Cash flows from financing activities for the year ended January 3, 1997 were $5.0 million, representing an increase of approximately $3.4 million relative to the year ended December 29, 1995. This increase was principally attributable to increased net borrowings of approximately $1.4 million, increased exercises of stock options of $584,000, and decreased expenditures to repurchase Common Stock (approximately $315,000, as compared to $1.6 million for the prior fiscal year). Cash flows from financing activities for the fiscal year ended December 29, 1995 decreased by approximately $290,000 relative to the fiscal year ended December 30, 1994. This decrease was principally due to payments made by the Company in connection with the repurchase of its Common Stock of $1.6 million, and reduced issuance of Common Stock resulting in relatively lower proceeds in 1995 of $600,000, offset by an increase in borrowings of $2.1 million under the Company's credit facilities.

As of January 3, 1997, the Company had $828,000 due with respect to an open-ended capital lease agreement wherein the Company leased $1.2 million in surgical equipment. The Company's obligations under this lease agreement are secured by a $600,000 letter of credit.

The Company's capital expenditures for the fiscal years ended January 3, 1997 and December 29, 1995 were approximately $4.3 million and $3.5 million, respectively. All expenditures were used to upgrade existing production equipment, to set up new production facilities for new products, and to reduce current manufacturing costs. The Company's planned capital expenditures for 1997 are approximately $5.0 million, primarily to improve and expand the Company's foldable IOL, ICL and Glaucoma Wick manufacturing capacity and to reduce manufacturing costs.

Capitalized additions for patents and licenses for the fiscal years ended January 3, 1997 and December 29, 1995 were approximately $5.9 million and $2.0 million, respectively. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of defending its rights to these patents. The Company expects to spend approximately $2.0 million in 1997 for patents and licenses.

Management believes that cash flow from operations and available credit facilities, together with its current cash balances, will provide adequate financial resources to finance an increase in the level of the Company's operations, including capital expenditures, acquisitions and research and development activities, for the foreseeable future. Should additional funding be needed, such as for significantly increased levels of operations, the Company believes, so long as the financial position of the Company remains constant, that these funds could be obtained.


FOREIGN EXCHANGE

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its suppliers or customers in the last three fiscal years has adversely affected the Company's ability to purchase or sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which would affect the Company's operating results. See "Uncertainties and Risk Factors - Risks Associated with International Transactions" below.


INFLATION

Management believes inflation has not had a significant impact on the Company's operations during the past three years.


UNCERTAINTIES AND RISK FACTORS

The Company may be subject to a number of significant uncertainties and risks including, without limitation and without purporting to be a complete or exhaustive list, those described below and those described elsewhere in this Report, which may ultimately affect the Company in a manner and to a degree which cannot be foreseen at this time.

RISKS RELATING TO COMMERCIALIZATION OF NEW PRODUCTS

The extent and pace of market acceptance of the Company's new products, including its Glaucoma Wick, ICL and STAARVISC(TM) viscoelastic solution, will be a function of many variables, as follows: the product's efficacy, performance and attributes; the ability of the Company to obtain necessary regulatory approvals; the effectiveness of marketing and sales efforts, including educating ophthalmologists and other potential customers as to the distinctive characteristics and benefits of these products; the rate at which ophthalmologists attain the necessary surgical skills to implant the new products; the ability of the Company to meet manufacturing and delivery schedules; and product pricing. The extent and pace of market acceptance will also depend upon general economic conditions affecting customers' purchasing patterns. As the Glaucoma Wick and ICL are new medical devices, there is a material risk that the marketplace may not accept or be receptive to the potential benefits of these products. Unless and until the Company's new product lines are accepted by the market and generating meaningful revenues and profits, the Company's financial condition and prospects will continue to be solely dependent upon its line of cataract products. See "Uncertainties and Risk Factors - Government Regulation and Uncertainty of Product Approval" and "Business - Products."

HIGHLY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE

Competition in the ophthalmic industry is intense and characterized by extensive research and development and rapid technological change. The Company has licensed certain of its patents and technologies relating to its cataract products to competitors. Many of the Company's current and prospective competitors have greater financial, technical and marketing resources and trade name recognition than the Company, which may enable them to successfully develop and/or market products based on technologies or approaches similar to those of the Company, or develop products based on other technologies or approaches, which are, or may be, competitive with the Company's products. Development by competitors of new or improved products, processes or technologies may make the Company's products less competitive or obsolete. The Company will be required to devote significant financial and other resources to enhance its existing products and develop new products for the ophthalmic industry. Competitive pressures could lead to a decline in sales volumes of existing products, the inability to attain sufficient market penetration for new products, or price reductions, any or all of which could adversely affect the Company's operating and financial results. There can be no assurance that the Company will be able to compete successfully in the industry, particularly in view of rapid technological change. See "Business - Competition" in Item 1.

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVAL

The manufacture and sale of the Company's products are subject to extensive international and domestic regulation. In order to sell these products within the United States, clearance or approval from the FDA is required. The FDA clearance or approval process is expensive and time consuming, and no assurance can be given that any of the Company's products which have not received FDA clearance or approval to date will obtain such FDA clearance or approval on a timely basis or at all, or without delays adversely affecting the marketing and sale of the Company's products. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to obtain than FDA clearance or approval. In order to sell products in the countries comprising the European Economic Union (the "Union"), the Company must satisfy, by no later than 1998, certain Union-wide regulatory requirements, notwithstanding the Company's previous receipt of approvals from member countries. No assurance can be given that the Company will obtain such regulatory approvals on a timely basis or at all, or without delays adversely affecting the marketing and sale of the Company's products. In addition, clearances or approvals that have been or may be granted are subject to continual review, which could result in product labeling restrictions, withdrawal of products from the market or other adverse consequences.

To date, the Company has conducted clinical studies in certain foreign countries on the feasibility of using the Glaucoma Wick for the treatment of glaucoma. There can be no assurance that the initial clinical trial results from these studies are necessarily indicative of future clinical trial results with respect to the Glaucoma Wick. There can be no assurance that long-term safety and efficacy data, when collected, will be consistent with the clinical results and will demonstrate that the Glaucoma Wick can be used safely and successfully to treat glaucoma in a broad segment of the patient population or on a long-term basis. Furthermore, no assurance can be given that there will be no serious complications or side effects, or that any such complications or side will not impair or delay the Company's obtaining regulatory approval for the Glaucoma Wick in the United States and other key markets.

To date, the Company has only conducted preliminary studies in certain foreign countries on the feasibility of using the ICL for the treatment of myopia and hyperopia. The Company has not yet developed any long-term safety or efficacy data on the ICL. There can be no assurance that the preliminary feasibility results are necessarily indicative of any results of any future clinical trials. There can be no assurance that any long-term safety and efficacy data, when collected, will demonstrate that the ICL can be used safely and successfully to treat myopia or hyperopia on a long-term basis. Further, no assurance can be given that complications of ICL surgeries will not be serious or will not impair or delay the Company in obtaining regulatory approval for the ICL in the United States and other key markets.

In addition to the review and approval process for its products, the Company is also subject to government regulation of its manufacturing facilities and procedures including "good manufacturing practice" regulations promulgated by the FDA. The Company believes it is in compliance with all applicable regulations. However, the FDA and comparable regulatory agencies in other countries have substantial discretion in the interpretation and enforcement of applicable regulations. There can be no assurance that future interpretations made by any regulatory bodies, including the FDA, with possible retroactive effect, will not adversely affect the Company. Moreover, the Company could suffer a material adverse effect from a change in these regulations. The Company cannot predict the extent or impact of future federal, state, local or foreign legislation or regulation. See "Business - Regulatory Requirements" in Item 1.

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


PATENTS AND PROPRIETARY RIGHTS

The Company's ability to compete effectively is materially dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to the Company. Although the Company attempts to protect its proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, there is no assurance that any or all of these measures will prove to be effective. For example, in the case of patents, there can be no assurance that existing patents granted to the Company or its licensors will not be invalidated, that patents currently or prospectively applied for by the Company or its licensors will be granted, or that patents will provide significant commercial benefits. Moreover, it is possible that competing companies may circumvent patents the Company or its licensors have received or applied for by developing products which closely emulate but do not infringe the Company's or its licensor's patents, and thereby market products that compete with the Company's products without obtaining a license from the Company. In addition to patented or potentially patentable designs, technologies, processes and materials, the Company also relies on proprietary designs, technologies, processes and know-how not eligible for patent protection, and there is no assurance that competitors may not independently develop the same or superior designs, technologies, processes and know-how.

The Company believes that the international market for its products is as important as the domestic market, and therefore seeks patent protection for its products or those of its licensors in selected foreign countries. Because of the differences in foreign patent and other laws concerning proprietary rights, the Company's products may not receive the same degree of protection in certain foreign countries as they would in the United States.

There can be no assurance that the Company will be able to successfully defend its patents and proprietary rights. The invalidation or circumvention of key patents (principally the Company's core patents for insertion of foldable or deformable IOLs through minimally invasive surgical techniques) or proprietary rights owned by or licensed to the Company could have an adverse effect on the Company and on its business prospects. There can be no assurance that the Company will not be required to defend against litigation involving the patents or proprietary rights of others, or that licenses under such rights will be available. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial. See "Business - Intellectual Property Rights" in Item 1.

THIRD-PARTY REIMBURSEMENT

The Company's ability to sell its products is, in part, dependent upon policies of government or private third-party payors regarding reimbursement to ophthalmic surgeons with respect to their use of the Company's products. There can be no assurance that such third-party payors will continue to authorize or otherwise budget reimbursement for use of the Company's existing products (principally its IOLs) at current levels. For example, reimbursement rates for IOLs, such as that of Medicare, have declined in recent years. Changes in policies regarding reimbursement for ophthalmic products or services could adversely affect the prospects for future sales of the Company's products. The Company does not expect that ICLs will be eligible for reimbursement, and there can be no assurance that any of the Company's other new products will be eligible for reimbursement by government or private third-party payors.

RISKS ASSOCIATED WITH INTERNATIONAL TRANSACTIONS

The Company sells its products internationally which subjects it to several potential risks, including fluctuating exchange rates and regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability. There can be no assurance that any of the foregoing will not have a material adverse effect upon the business of the Company. The Company has not previously engaged in activities to mitigate the effects of foreign currency fluctuations, as the Company is generally paid in U.S. dollars with respect to its international operations. If earnings from international operations increase, the Company's exposure to fluctuations in foreign currencies may increase, and the Company may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. If entered into, there can be no assurance as to the effectiveness of such efforts in limiting any adverse effects of foreign currency fluctuations on the Company's international operations and on the Company's overall results of operations. See "Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Exchange" above.

PRODUCT LIABILITY CLAIMS; INSUFFICIENCY OF PRODUCT LIABILITY INSURANCE COVERAGE; PRODUCT RECALL RISKS

As a supplier of products used in medical treatments, the Company faces an inherent business risk of exposure to product liability claims in the event the end use of its products results in unanticipated adverse effects on patients, including serious personal injury or death. Certain of the Company's new products, such as its Glaucoma Wick and its ICL, are based upon unique designs and materials. Product liability risk is higher with respect to these products, as they have a limited history of testing, use and performance, and unknown defects associated with such products may only be identified through the passage of time. Potential negative publicity concerning the defective product could also affect the Company's other products. No assurance can be given that the Company will not experience product liability claims in the future with respect to its established or new products. Any product liability claim could have a material adverse effect on the Company.

Any product liability claims will be subject to the uncertainties attendant to litigation. The Company currently maintains product liability insurance coverage. No assurance can be given that such insurance coverage is in an amount sufficient to cover all possible liabilities, or one or more large claims, or that the insurer will be solvent at the time of any covered loss. Also, no assurance can be given that adequate product liability insurance will continue to be available in the future or maintained at a reasonable cost to the Company. In the event of a successful product liability suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company.

The Company may, in the event there are material deficiencies or defects in the design or manufacture of any of its products, be required to recall such defective products. In the event of a product recall, the cost to, and the potential liability of, the Company could be significant and could have a material adverse effect on the Company's business and operations, especially if such liability relates to the recall of a product generating significant revenues and earnings for the Company, such as its foldable IOLs. Potential negative publicity from a recall could also adversely affect sales and/or regulatory approvals of the Company's other products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements and the Report of Independent Certified Public Accountants are filed with this Annual Report on Form 10-K in a separate section following
Part IV, as shown on the index under Item 14(a) of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not applicable.


                                    PART III
                                    --------


ITEMS 10., 11., 12. AND 13.


Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K
                                                                                                      Page
(a)(1)    Financial statements required by Item B of this form
          are filed as a separate part of this report following
          Part IV

          Report of Independent Certified Public Accountants                                          F-2


          Consolidated Balance Sheets at January 3, 1997 and December 29, 1995                        F-3

          Consolidated Statements of Income for the years ended January 3, 1997,
           December 29, 1995 and December 30, 1994                                                    F-4

          Consolidated Statements of Stockholders' Equity for the years ended January 3, 1997,
           December 29, 1995 and December 30, 1994                                                    F-5

          Consolidated Statements of Cash Flows for the years ended January 3, 1997,
           December 29, 1995 and December 30, 1994                                                    F-6

          Notes to Consolidated Financial Statements                                                  F-7 - F-23


(2)       Schedules required by Regulation S-X are filed as an exhibit to this report:

          Independent Certified Public Accountants' Report on Schedules and Consent                          F-24

          II.  Valuation and Qualifying Accounts and Reserves                                                F-25

          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements notes thereto

(3)       Exhibits
          --------
          3.1   Certificate of Incorporation, as amended/(1)/

          3.4   By-laws, as amended/(9)/

          4.1   1983 Incentive Stock Option Plan/(5)/

          4.2   1990 Stock Option Plan/((2)/

          4.3   1991 Stock Option Plan/((3)/

          4.4   1995 STAAR Surgical Company Consultant Stock Plan/(4)/

          4.5   1996 STAAR Surgical Company Non-Qualified Stock Plan/(10)/

          4.6   Stockholders' Rights Plan, dated effective April 20, 1995/(8)/

          10.1   Non-Exclusive License Agreement, dated March 13, 1986, between the
                 Company and CooperVision, Inc/(7)/

          10.2   Technology License Agreement And Option To Purchase Equity Interest,
                 dated March 13, 1986, between the Company and CooperVision, Inc/(7)/

          10.3   License Agreement, dated December 16, 1986, between the Company and
                 Optical Radiation Corporation/(5)/

          10.4   Joint Venture Agreement, dated May 23, 1988, between the Company,
                 Canon Sales Co, Inc. and Canon, Inc/(6)/

          10.5   License Agreement, dated March 9, 1990, between Chiron Ophthalmics,
                 Inc. and the Company/(7)/

          10.6   License Agreement, dated March 9, 1990, between Chiron Ophthalmics,
                 Inc. and the Company/(7)/

          10.7   Form of Formula Stock Option Agreements granted to certain executive officers and directors of Company commencing in August 1990 in connection with 1990 Stock Option Plan/(5)/


          10.8 Promissory Note, dated February 28, 1991, from John R. Wolf to the Company/(11)/

          10.9   Stock Pledge/Security Agreement, dated February 28, 1991, between John
                 R. Wolf, the Company and Pollet & Associates/((11)/

          10.10  Promissory Note, dated February 28, 1991, from William C. Huddleston to the Company/((11)/

          10.11  Stock Pledge/Security Agreement, dated February 28, 1991, between
                 William C. Huddleston, the Company and Pollet & Associates/(11)/

          10.12  Amended and Restated Soft IOL License Agreement, restated as of January
                 31, 1992, between the Company, Softlensco, Inc., and Iolab
                 Corporation/(11)/

          10.13  Promissory Note, dated May 26, 1992, from Andrew F. Pollet./(5)/

          10.14  Deed of Trust, dated September 21, 1992, by the Andrew F. Pollet and
                 Sally M. Pollet Revocable Trust dated March 6, 1990/(5)/

          10.15  Promissory Note, dated July 3, 1992, from William C. Huddleston to the
                 Company/(5)/

          10.16  Stock Pledge/Security Agreement, dated July 3, 1992, between William C.
                 Huddleston the Company and Pollet & Associates/(5)/

          10.17  Lease, dated November 9, 1992, by and between Linda Lee Brown and
                 Phyllis Ann Bailey and the Company regarding real property located at
                 1911 Walker Avenue, Monrovia, California/(5)/

          10.18  Lease Addition, dated November 9, 1992, by and between Turner Trust,
                 Dale E. Turner & Francis R. Turner, as Trustees and the Company to that certain lease dated October 20, 1983 regarding real property located at
                 1911 Walker Avenue, Monrovia, California/(5)/

          10.19  Patent License Agreement, dated May 24, 1995, with Eye Microsurgery
                 Intersectoral Research and Technology Complex/(9)/

          10.20  Patent License Agreement, dated January 1, 1996, with Eye Microsurgery
                 Intersectoral Research and Technology Complex/(10)/

          10.21  Promissory Note, dated March 18, 1993, from William C. Huddleston to the
                 Company/(7)/

          10.22  Indenture of Lease, dated September 1, 1993, with FKT Associates regarding real property located at 1900 South Myrtle Avenue, Monrovia, California/(7)/


          10.23   Business Loan Agreement, dated February 15, 1996, between STAAR
                  Surgical Company and First Interstate Bank of California/(10)/

          10.24   Commercial Security Agreement, dated February 15, 1996, between
                  STAAR Surgical Company/(10)/

          10.25 Revolving Line of Credit Note dated December 2, 1996, between STAAR Surgical Company and First Interstate Bank of
                  California/(10)/

          10.26 Modification To Employment Agreement, dated December 20, 1994, between the Company and John R. Wolf/(7)/

          10.27   First Amendment To Sales Representative Agreement, dated December 20,
                  1994, between the Company and John R. Wolf/(7)/

          10.28   Employment Agreement, dated March 1, 1994, between the Company and
                  Vladimir Feingold/(7)/

          10.29   Modification To Employment Agreement, dated May 6, 1996, between the
                  Company and Vladimir Feingold/(10)/

          10.30   Employment Agreement, dated March 1, 1994, between the Company and
                  William C. Huddleston/(7)/

          10.31   Modification To Employment Agreement, dated May 6, 1996, between the
                  Company and William C. Huddleston/(10)/

          10.32   Employment Agreement, dated March 1, 1994, between the Company and
                  Carl M. Manisco/(7)/

          10.33   Modification To Employment Agreement, dated May 6, 1996, between the
                  Company and Carl M. Manisco/(10)/

          10.34   Employment Agreement, dated March 1, 1994, between the Company and
                  Michael J. Lloyd/(7)/

          10.35   Modification To Employment Agreement, dated May 6, 1996, between the
                  Company and Michael J. Lloyd/(10)/

          10.36   Employment Agreement, dated March 1, 1994, between the Company and
                  Stephen L. Ziemba/(7)/

          10.37   Modification To Employment Agreement, dated May 6, 1996, between the
                  Company and Stephen L. Ziemba/(10)/

          10.38   Employment Contract, dated May 26, 1996, between the Company and


                  Donald Ferguson/(10)/

          10.39   Amended IOL Supply Agreement, dated June 10, 1994, between the
                  Company and Chiron Vision Corporation/(7)/

          10.40   Manufacturing Site Agreement, dated June 10, 1994, between the
                  Company and Chiron Vision Corporation/(7)/

          10.41   Form of Non-Qualified Stock Option Agreements granted to Directors of
                  Company in June and August 1994/(7)/

          10.42   Agreement For Purchase And Sale Of Assets, dated October 1, 1994, between STAAR Surgical Australasia Pty. Ltd. and Bionica Pty. Ltd./(7)/

          10.43   Agreement, dated October 10, 1995, with China Eye Joint Venture/(9)/

          10.44   Agreement, dated November 1994, between the Company and Norbrook
                  Laboratories Limited/(7)/

          21   List of Significant Subsidiaries/(10)/

          24   Powers of Attorney

          27   Financial Data Schedules
------------


(Footnotes to Exhibits):
     (1)       Incorporated by reference from the Company's Registration Statement on Form S-18, File No.
               2-83434, as filed on April 29, 1983

     (2)       Incorporated by reference from the Company's Registration Statement on Form S-8, File No.
               33-37248, as filed on October 11, 1990

     (3)       Incorporated by reference from the Company's Registration Statement on Form S-8, File No.
               33-76404, as filed on March 11, 1994

     (4)       Incorporated by reference from the Company's Registration Statement on Form S-8, File No.
               33-60241, as filed on June 15, 1995

     (5)       Incorporated by reference from the Company's Annual Report on Form 10-K for the year end
               January 1, 1993, as filed on April 1, 1993

     (6)       Incorporated by reference from the Company's Annual Report on Form 10-K for the year end
               December 31, 1993, as filed on March 31, 1994

     (7)       Incorporated by reference from the Company's Annual Report on Form 10-K for the year end
               December 30, 1994, as filed on March 30, 1995

     (8)       Incorporated by reference from the Company's Proxy Statement for its Annual Meeting of

               Stockholders held on June 6, 1995, as filed on May 12, 1995

     (9)       Incorporated by reference from the Company's Annual Report on Form 10-K for the year end
               December 29, 1995, as filed on March 28, 1996

     (10)      Filed herewith

     (11)      Refiled herewith pursuant to Reg. (S)201.24

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 1997.


                                 STAAR SURGICAL COMPANY


                                 By:  /s/ John R. Wolf
                                     -----------------------------
                                 John R. Wolf, President and Chief
                                 Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 2, 1997 and in the capacities indicated.


/s/ John R. Wolf               President, Chief Executive Officer and Chairman
----------------------------
John R. Wolf



/s/ William C. Huddleston      Vice President and Chief Financial Officer
----------------------------   (principal accounting and financial officer)
William C. Huddleston



/s/ Peter J. Utrata, M.D.*       Director
----------------------------
Peter J. Utrata, M.D.



/s/ Donald R. Sanders, M.D.*     Director
----------------------------
Donald R. Sanders


/s/ Andrew F. Pollet*            Director
----------------------------
Andrew F. Pollet


/s/ Michael R. Deitz, M.D.*      Director
-----------------------------
Michael R. Deitz, M.D.


* /s/ William C. Huddleston
-----------------------------
William C. Huddleston
(Attorney in Fact)

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                    ---------------------------------------


                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------


                          YEARS ENDED JANUARY 3, 1997,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994
                    ---------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
STAAR Surgical Company


We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and subsidiaries as of January 3, 1997 and December 29, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STAAR Surgical Company and subsidiaries as of January 3, 1997 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1997, in conformity with generally accepted accounting principles.



                                                                BDO SEIDMAN, LLP


Los Angeles, California
March 11, 1997

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 3, 1997 AND DECEMBER 29, 1995
                     =====================================

           ASSETS (Note 5)                                            1996           1995
           ------                                                 ------------   ------------
Current assets:
 Cash and cash equivalents                                        $ 6,469,515    $ 3,767,011
 Accounts receivable, less allowance for doubtful accounts
   of $111,525 and $119,490 (Note 1)                                6,827,250      7,492,439
 Inventories (Note 2)                                              12,365,867      9,591,898
 Prepaid, deposits and other current assets                         1,676,611        917,895
 Deferred income tax (Note 7)                                       1,331,075      3,323,724
                                                                  -----------    -----------
         Total current assets                                      28,670,318     25,092,967
                                                                  -----------    -----------

 Investment in joint venture (Note 4)                               2,464,140      2,121,492
 Property, plant and equipment, net (Note 3)                        8,920,989      6,362,696
 Patents and licenses, net of accumulated amortization of
   $1,401,392 and $826,715 (Notes 8 and 9)                          8,900,236      3,538,769
 Other assets                                                       2,163,336      1,687,066
                                                                  -----------    -----------
                                                                  $51,119,019    $38,802,990
                                                                  ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
 Notes payable (Note 5)                                           $ 7,489,549    $ 3,548,686
 Accounts payable                                                   1,732,064      1,448,135
 Current portion of long-term debt (Note 6)                           703,260        480,151
 Other current liabilities (Notes 11 and 12)                        3,259,714      3,281,321
                                                                  -----------    -----------
         Total current liabilities                                 13,184,587      8,758,293
                                                                  -----------    -----------

Long-term debt (Note 6)                                               844,050      1,212,178
Deferred gain on sale of license (Note 4)                                   -        143,750
Other long-term liabilities                                           486,205         10,743
                                                                  -----------    -----------
         Total liabilities                                         14,514,842     10,124,964
                                                                  -----------    -----------

Commitments and contingencies (Notes 10, 11 and 13)

Stockholders' equity (Notes 10, 11 and 13):
 Common stock, $.01 par value, 30,000,000 shares authorized;
   issued and outstanding 13,070,705 and 12,784,148                   130,707        127,841
 Capital in excess of par value                                    41,518,049     40,325,287
 Accumulated translation adjustment                                  (160,573)             -
 Accumulated deficit                                               (2,557,991)    (9,449,087)
                                                                  -----------    -----------
                                                                   38,930,192     31,004,041
 Notes receivable (Note 10)                                        (2,326,015)    (2,326,015)
                                                                  -----------    -----------
         Total stockholders' equity                                36,604,177     28,678,026
                                                                  -----------    -----------
                                                                  $51,119,019    $38,802,990
                                                                  ===========    ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
      YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994
================================================================================

                                                       1996           1995           1994
                                                   ------------   ------------   ------------
Sales                                              $41,212,511    $34,180,420    $26,333,328
Royalty income (Note 9)                              1,000,000        514,000      1,020,046
                                                   -----------    -----------    -----------

         Total revenues                             42,212,511     34,694,420     27,353,374

Cost of sales                                       10,195,396      8,441,099      6,058,717
                                                   -----------    -----------    -----------

         Gross profit                               32,017,115     26,253,321     21,294,657
                                                   -----------    -----------    -----------

Selling, general and administrative expenses:
 General and administrative (Note 13)                5,627,576      5,000,484      4,364,722
 Marketing and selling                              12,227,593     10,911,240      8,694,134
 Research and development                            4,084,991      3,253,536      2,718,451
                                                   -----------    -----------    -----------

         Total selling, general and
          administrative expenses                   21,940,160     19,165,260     15,777,307
                                                   -----------    -----------    -----------

         Operating income                           10,076,955      7,088,061      5,517,350
                                                   -----------    -----------    -----------

Other income (expense):
 Equity in earnings of joint venture (Note 4)          486,398        517,507        867,389
 Interest expense - net                               (450,276)      (265,645)      (168,413)
 Other income (expense)                                116,563         51,145        (74,012)
                                                   -----------    -----------    -----------

         Total other income                            152,685        303,007        624,964
                                                   -----------    -----------    -----------

Income before income taxes                          10,229,640      7,391,068      6,142,314

Income tax provision (benefit) (Note 7)              3,338,544        (90,652)    (2,184,000)
                                                   -----------    -----------    -----------

Net income                                         $ 6,891,096    $ 7,481,720    $ 8,326,314
                                                   ===========    ===========    ===========

Net income per share (Note 10):
 Primary                                           $      0.50    $      0.55    $      0.63
                                                   ===========    ===========    ===========
 Fully diluted                                     $      0.50    $      0.55    $      0.62
                                                   ===========    ===========    ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994

====================================================================================================================================



                                                            Capital in                    Accumulated       Notes
                                                Common      Excess of      Accumulated    Translation     and Other
                                                 Stock      Par Value        Deficit       Adjustment    Receivables       Total
                                               ---------   ------------   -------------   ------------   ------------   ------------


Balance, at December 31, 1993                  $125,632    $41,294,627    $(25,257,121)     $       -    $(4,177,365)   $11,985,773
Common stock issued in private placement
 (Note 10)                                           31          9,963               -              -              -          9,994
Common stock issued upon exercise of
 options (Note 10)                                1,865        692,574               -              -       (192,000)       502,439
Common stock issued upon exercise of
 warrants (Note 10)                               1,657        329,219               -              -              -        330,876
Common stock issued as payment for services
 (Note 10)                                          759        369,741               -              -              -        370,500
Common stock returned in exchange for notes
 receivable (Notes 10 and 13)                    (3,599)    (1,936,688)              -              -      1,940,287              -
Common stock issued to purchase assets
 (Notes 10 and 13)                                  700        349,300               -              -              -        350,000
Stock options issued as payment for
 services (Notes 10 and 11)                           -         50,000               -              -              -         50,000
Payments on notes receivable (Note 10)                -              -               -              -        103,063        103,063
Net income                                            -              -       8,326,314              -              -      8,326,314
                                               --------    -----------    ------------    -----------    -----------    -----------
Balance, at December 30, 1994                   127,045     41,158,736     (16,930,807)             -     (2,326,015)    22,028,959

Common stock issued upon exercise of
 options (Note 10)                                  872        399,902               -              -              -        400,774
Common stock issued upon exercise of
 warrants (Note 10)                                 277         32,987               -              -              -         33,264
Common stock issued as payment for services
 (Note 10)                                          511        432,302               -              -              -        432,813
Common stock repurchased and cancelled           (1,750)    (1,626,980)              -              -              -     (1,628,730)

Cash paid on common stock issued for
 cashless exercise of 138,026 options
  and warrants                                      886        (71,660)              -              -              -        (70,774)

Net income                                            -              -       7,481,720              -              -      7,481,720
                                               --------    -----------    ------------    -----------    -----------    -----------
Balance, at December 29, 1995                   127,841     40,325,287      (9,449,087)             -     (2,326,015)    28,678,026

Common stock issued upon exercise of
 options (Note 10)                                2,266        983,926               -              -              -        986,192
Common stock issued upon exercise of
 warrants (Note 10)                                 375         64,625               -              -              -         65,000
Common stock issued as payment for services
 (Note 10)                                          444        458,492               -              -              -        458,936
Common stock repurchased and cancelled             (219)      (314,281)              -              -              -       (314,500)

Foreign currency translation adjustment               -              -               -       (160,573)             -       (160,573)

Net income                                            -              -       6,891,096              -              -      6,891,096
                                               --------    -----------    ------------    -----------    -----------    -----------
Balance, at January 3, 1997                    $130,707    $41,518,049    $ (2,557,991)     $(160,573)   $(2,326,015)   $36,604,177
                                               ========    ===========    ============    ===========    ===========    ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994
================================================================================
                     INCREASE IN CASH AND CASH EQUIVALENTS

                                                                      1996            1995           1994
                                                                  -------------   ------------   ------------
Cash flows from operating activities:
 Net income                                                       $  6,891,096    $ 7,481,720    $ 8,326,314
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation of property and equipment                           1,720,379      1,159,610        996,068
    Amortization of patents and licenses                               574,677        299,171        257,075
    Provision for allowance for doubtful accounts                      111,525        111,512        121,435
    Equity in earnings of joint venture                               (486,398)      (517,507)      (867,389)
    Utilization (recognition) of deferred tax asset                  1,992,649       (923,724)    (2,400,000)
    Common stock issued for services                                   458,936        432,813        370,500
    Options issued for services                                              -              -         50,000
    Change in operating working capital (Note 14)                   (2,716,699)    (3,030,452)    (2,888,728)
                                                                  ------------    -----------    -----------

     Net cash provided by operating activities                       8,546,165      5,013,143      3,965,275
                                                                  ------------    -----------    -----------

Cash flows from investing activities:
 Acquisition of property and equipment                              (4,278,671)    (3,486,744)    (2,152,646)
 Issuance of notes receivable                                                -              -       (192,000)
 Increase in patents and licenses                                   (5,936,144)    (1,980,211)      (872,983)
 Increase in other assets                                             (476,270)      (583,505)      (835,169)
                                                                  ------------    -----------    -----------
     Net cash used in investing activities                         (10,691,085)    (6,050,460)    (4,052,798)
                                                                  ------------    -----------    -----------

Cash flows from financing activities:
 Increase in borrowings under notes payable
   and long-term debt                                                2,619,075        794,199        920,001
 Payments on other notes payable and long-term debt                   (536,028)       (11,128)             -
 Net borrowings (payments) under line-of-credit                      2,188,259      2,082,836       (168,373)
 Proceeds from the issuance of common stock                          1,051,191        434,107      1,035,309
 Cash paid in lieu of exercise of stock
   options and warrants                                                      -        (70,774)             -
 Proceeds from collections on notes receivable                               -              -        103,063
 Payments for repurchase of common stock                              (314,500)    (1,628,799)             -
                                                                  ------------    -----------    -----------
     Net cash provided by financing activities                       5,007,997      1,600,441      1,890,000
                                                                  ------------    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents          (160,573)             -              -

Increase in cash and cash equivalents                                2,702,504        563,124      1,802,477

Cash and cash equivalents at beginning of year                       3,767,011      3,203,887      1,401,410
                                                                  ------------    -----------    -----------
Cash and cash equivalents at end of year                          $  6,469,515    $ 3,767,011    $ 3,203,887
                                                                  ============    ===========    ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

                          YEARS ENDED JANUARY 3, 1997,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994
                    =======================================

ORGANIZATION AND DESCRIPTION OF BUSINESS

STAAR Surgical Company (the "Company") is a developer, manufacturer and global distributor of medical devices used in minimally invasive ophthalmic surgery. The Company was incorporated in California in 1982 as a successor to a partnership for the purpose of developing, producing, and marketing intraocular lenses ("IOLs") and other products for minimally invasive ophthalmic surgery. The Company was reincorporated in Delaware in April 1986.

In 1982 and 1983, the Company's operations consisted mainly of research and development and preliminary marketing and capital raising activities. In 1982, the Company commenced the development of foldable IOLs, which are used as replacements for the natural lens after its removal in cataract surgery, and began production and sale of foldable IOLs in 1986 for implantation in connection with clinical studies for such products. In September 1991, the Company received United States Food and Drug Administration ("FDA") pre-market approval for the Company's ELASTIC/TM/ and ELASTIMIDE/TM/ foldable IOL models, which the Company now markets worldwide. The Company's other primary products, developed more recently, are its "wick" style glaucoma implant (the "Glaucoma Wick"), an ocular device developed to provide a more effective and longer-term solution for glaucoma; its implantable refractive contact lens ("ICL"), an ocular implant designed to correct refractive disorders such as myopia (near-sightedness) and hyperopia (far-sightedness); and its STAARVISC/TM/ viscoelastic solution, used during IOL and ICL surgery. The Company markets the Glaucoma Wick, which the Company introduced in late 1995, and its ICLs and STAARVISC/TM/ viscoelastic solution, which the Company introduced in late 1996, on a limited basis in selected foreign countries.

The Company's principal operating subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company's products, including its Glaucoma Wick and ICLs. The Company and STAAR Surgical AG have also formed six other wholly owned operating subsidiaries for the purpose of distributing and marketing the Company's products internationally, including STAAR Surgical - Canada, Ltd. and STAAR Surgical Australasia Pty., Ltd., formed by the Company in 1994, and STAAR Surgical France - SARL, STAAR Surgical - South Africa Pty., Ltd., STAAR Surgical Austria, GmbH; and STAAR Surgical Germany, GmbH, which were formed by STAAR Surgical AG in 1993 through 1995.

BASIS OF PRESENTATION

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting gains and losses are deferred and are shown as a separate component of stockholders' equity. During 1995 and 1994, foreign currency translation and transaction gains and losses were not material. During 1996, the net foreign translation loss was $160,573 and net foreign currency transaction loss was $261,181. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

The Company's fiscal year ends on the Friday nearest December 31.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONTINUED)
                    =======================================


REVENUE RECOGNITION

The Company generally supplies a quantity of foldable IOLs with different specifications to domestic customers, generally ophthalmologists, surgical centers, hospitals and other health providers, on a consignment basis, and recognizes sales when an ophthalmic surgeon implants the consigned foldable IOL. However, sales to foreign distributors are recognized upon shipment. Revenue from license and technology agreements is recorded as income when the Company has satisfied the terms of such agreements and is notified of the amounts.

EXPORT SALES

During the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994, the Company had export sales, primarily to Europe, South Africa, Australia, and Southeast Asia, of approximately $11,620,000, $8,133,000 and $4,284,000, respectively. Of these sales, approximately $7,576,000, $4,841,000 and $3,361,000 were to Europe, which has been the Company's principal foreign market for the last three fiscal years.

The Company sells its products internationally, which subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.

Depreciation is provided on the straight-line method over the estimated useful lives, which are generally not greater than ten years. Leasehold improvements are amortized over the life of the lease or estimated useful life, if shorter.

PATENTS AND LICENSES

The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which range from 8 to 17 years. Capitalized patent costs are reviewed each year based on management's estimates of sales of the related products. Patent and license costs are expensed when determined not realizable.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONTINUED)
                    =======================================


PATENTS AND LICENSES (Continued)

The Company's ability to compete effectively is materially dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to the Company. The Company has been and will continue to be involved in litigation to protect its copyrights, patents and proprietary properties and technology.

START-UP COSTS

Included in other assets at January 3, 1997 and December 29, 1995 are start-up costs of $1,010,903 and $835,469 respectively. These expenditures are directly related to and incurred during the start-up phase of the production of two new products: the ICL and hyaluronic acid. The costs primarily consist of direct labor and overhead associated with the start-up. The start-up costs are being amortized on a straight-line basis over a period not to exceed three years. Recoverability of these costs are assessed on an on-going basis.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, cash equivalents, accounts receivable, accounts payable, and current notes payable approximate their fair values because of the short maturity of these instruments. With respect to long-term debt, based on the borrowing rates currently available to the Company for similar bank and equipment loans and capitalized leases, the amounts reported approximate the fair value of the respective financial instruments.

NET INCOME PER SHARE

Primary net income per share has been computed by dividing net income by the weighted average number of common shares and common stock equivalents (warrants and options) outstanding during each year. For each year noted below, the weighted average number of shares is computed using the treasury stock method, under which the number of common stock equivalent shares outstanding reflects an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such common stock options and warrants to repurchase shares of the Company's common stock at the current fair market values.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONCLUDED)
                    =======================================


NET INCOME PER SHARE (Continued)

Common stock equivalents arising from the assumed exercise of warrants and options were converted using the year-end market price of the Company's common stock. The number of common and common equivalent shares used for computing primary and fully diluted net income per share were as follows:

                               1996         1995         1994
                            ----------   ----------   ----------

         Primary            13,867,108   13,678,882   13,170,027
         Fully diluted      13,867,108   13,715,097   13,500,363

STOCK-BASED COMPENSATION

As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          YEARS ENDED JANUARY 3, 1997,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994
                    =======================================


NOTE 1 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                                 1996          1995
                                                              -----------   -----------
         Domestic                                             $ 4,718,142   $ 4,486,125
         Export                                                 2,220,633     2,611,804
         Royalties                                                      -       514,000
                                                              -----------   -----------
                                                                6,938,775     7,611,929

         Less allowance for doubtful accounts                     111,525       119,490
                                                              -----------   -----------
                                                              $ 6,827,250   $ 7,492,439
                                                              ===========   ===========

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

                                                                  1996          1995
                                                              -----------   -----------
         Raw materials and purchased parts                    $ 1,518,819   $ 1,104,203
         Work in process                                        1,644,234     1,143,119
         Finished goods                                         9,202,814     7,344,576
                                                              -----------   -----------

                                                              $12,365,867   $ 9,591,898
                                                              ===========   ===========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

                                                                 1996          1995
                                                              -----------   -----------
    Machinery and equipment                                   $10,186,227   $ 7,693,617
    Furniture and fixtures                                      4,460,082     3,073,911
    Leasehold improvements                                      2,550,049     2,150,158
                                                              -----------   -----------

                                                               17,196,358    12,917,686
    Less accumulated depreciation and
     amortization                                               8,275,369     6,554,990
                                                              -----------   -----------

                                                              $ 8,920,989   $ 6,362,696
                                                              ===========   ===========

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================

NOTE 4 - INVESTMENT IN JOINT VENTURE

The Company owns a 50% equity interest in a joint venture, the CANON-STAAR Company, Inc. ("CSC"), with Canon Inc. ("Canon") and Canon Sales Co, Inc. ("Canon Sales"). The joint venture was formed to manufacture and sell the Company's IOL products to Canon Sales or other distributors in Japan. The Company sold CSC an exclusive license to manufacture and market its products in Japan. The Company recorded $1,500,000 of deferred revenue on the sale of the license, which was recognized over eight years through October 1996 on a straight-line basis. The Company uses the equity method of accounting for this investment. The financial statements of CSC include assets of approximately $6,640,000 and $5,454,000, and liabilities of approximately $1,381,000 and $654,000, as of January 3, 1997 and December 29, 1995, respectively.

The Company's equity in earnings of the joint venture is calculated as follows:

                                                    1996        1995         1994
                                                  ---------   ---------   -----------
         Joint venture net income                 $685,296    $660,014    $1,359,778
         Equity interest                                50%         50%           50%
                                                  --------    --------    ----------
         Equity in net income                      342,648     330,007       679,889
         Recognition of deferred gain
           on sale of license                      143,750     187,500       187,500
                                                  --------    --------    ----------

         Equity in earnings of joint venture      $486,398    $517,507    $  867,389
                                                  ========    ========    ==========

The Company recorded sales of certain IOL products to CSC of approximately $845,000, $171,000 and $262,000 in 1996, 1995 and 1994, respectively.

NOTE 5 - NOTES PAYABLE

In December 1993, the Company entered into a three year revolving credit facility which provided for borrowings up to $3,000,000, limited to 75% of eligible accounts receivable, at the prime interest rate (8.5% at December 29, 1995 and December 30, 1994) plus 2.75% at December 29, 1995 and 3.5% at December 30, 1994. The weighted average interest rate was 11.63% and 10.32% for fiscal 1995 and 1994. The loan was secured by substantially all of the assets of the Company and contained certain restrictive covenants including the maintenance of various financial ratios and a limitation of indebtedness to others and payment of dividends. The maximum borrowings outstanding under this facility during 1995 was approximately $2,800,000. Borrowings outstanding at December 29, 1995 was $2,512,000. During 1996, this credit facility was refinanced with another lender.

In February 1996, the Company refinanced and increased its domestic line of credit, which now allows the Company to borrow up to $5 million on a revolving basis, at a rate of interest not to exceed the prime interest rate. The loan agreement requires the Company to satisfy certain financial tests and limits the amount of indebtedness the Company may have to others and the payment of dividends. The line of credit expires in June 1997. Borrowings are collateralized by substantially all of the assets of the Company. Borrowings outstanding as of January 3, 1997 were approximately $4,700,000. The Company was in compliance with the restrictive covenants as of January 3, 1997.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================

NOTE 5 - NOTES PAYABLE (Continued)

In May 1994, the Company entered into a separate revolving credit facility with a Swiss bank which provides for borrowings up to $827,815 (1,125,000 Swiss Francs at the exchange rate at January 3, 1997) at the interest rate of 5.5%. A commission rate of 0.25% is payable each quarter. The loan does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding under this facility as of January 3, 1997 and December 29, 1995 were $789,549 (1,072,997 Swiss Francs) and $1,036,945 (1,203,893 Swiss Francs),
respectively.

In 1996, the Company issued a note in the amount of $2,000,000 as partial consideration for the acquisition of a license. The note is due in equal quarterly installments through 1997.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                              1996         1995
                                                           ----------   ----------
Note payable to bank, interest at 6.25%,
   payable in four equal annual installments plus
   interest beginning in December 1996, guaranteed
   by the Swiss federal government and the Canton of Bern  $  618,584   $  991,703

Note payable to equipment vendor, interest
   at 13%, payable in monthly installments
   plus interest through December 1999,
   secured by equipment                                       101,118      124,379

Obligations under capitalized leases
   (see Note 11)                                              827,608      576,247
                                                           ----------   ----------

                                                            1,547,310    1,692,329

Less current portion                                          703,260      480,151
                                                           ----------   ----------

Long-term debt due after one year                          $  844,050   $1,212,178
                                                           ==========   ==========

NOTE 7 - INCOME TAXES

Effective January 2, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (the "Statement") which requires, among other things, a change from the deferred method to the asset and liability method of accounting for income taxes. As a result of the adoption of the Statement, the tax benefits of net operating loss carryforwards utilized in 1995 and 1994 are presented in the Consolidated Statement of Income as reductions of the provisions for income tax.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================


NOTE 7 - INCOME TAXES (Continued)

The provision (benefit) for income taxes consist of the following:

                                                        1996         1995          1994
                                                     ----------   ----------   ------------
    Domestic - current:
     Federal (net of $2,006,000, $2,513,000 and
      $1,608,000 tax benefit from operating
      loss carryforwards)                            $  492,000   $ 149,000    $   138,000
     State (net of $-0-, $-0- and $441,000
      tax benefit from operating loss
      carryforwards)                                    725,000     684,000         78,000
                                                     ----------   ---------    -----------

                                                      1,217,000     833,000        216,000
    Foreign taxes                                       129,000           -              -
    Change in deferred tax assets, net                1,993,000    (924,000)    (2,400,000)
                                                     ----------   ---------    -----------
                                                     $3,339,000   $ (91,000)   $(2,184,000)
                                                     ==========   =========    ===========

At January 3, 1997, the Company had net operating loss carryforwards of approximately $2.5 million for federal income tax purposes expiring at various dates between 1999 and 2006. The Company utilized all of its remaining tax loss carryforwards for state income tax purposes during 1995.

Alternative minimum tax and research and experimentation tax credit carryforwards at January 3, 1997 were approximately $424,000 and $481,000, respectively, for tax purposes. The tax credits expire at various dates through 2004.

The provision (benefit) based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

                                                        Liability Method
                                                    -------------------------
                                                     1996     1995     1994
                                                    ------   ------   -------

Computed provision for taxes based on income
 at statutory rate                                   34.0%    34.0%     34.0%
Permanent differences                                 1.5      0.2      (2.2)
State taxes, net of federal income tax benefit        6.1      7.7       5.7
Tax benefit of net operating loss carryforward          -    (28.2)    (37.5)
Tax effect attributed to foreign operations         (10.1)       -         -
Reduction of valuation allowance                        -    (18.5)    (39.1)
Other                                                 1.1      3.8       3.5
                                                    -----    -----    ------
Effective tax provision (benefit) rate               32.6%   (1.0)%   (35.6)%
                                                    =====    =====    ======

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3.2 million at January 3, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================

NOTE 7 - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of January 3, 1997 and December 29, 1995 are as follows:

                                                       1996          1995
                                                    -----------   -----------
Deferred tax assets:
 Allowance for doubtful accounts                    $   57,000    $   44,000
 Inventory reserves and uniform capitalization         307,000       262,000
 Accrued vacation                                      114,000       117,600
 Amortization of deferred gain                               -        57,600
 Depreciation and amortization                        (937,000)     (670,000)
 State taxes                                           153,000       153,000
 Net operating loss carryforwards                      732,075     2,578,524
 Tax credits                                           905,000       781,000
                                                    ----------    ----------

Total deferred tax assets                           $1,331,075    $3,323,724
                                                    ==========    ==========

As a result of the Company's positive operating results for each of the three years ended January 3, 1997, the Company determined that deferred tax assets of $1,331,075 and $3,323,724 should be recognized as of January 3, 1997 and December 29, 1995. This amount was based on a consideration of current and future anticipated earnings. Future income levels should result in full recognition of the deferred tax asset. The amount recorded as of January 3, 1997 includes the capitalization of the remaining balance of the Company's net operating loss carryforwards. Management believes it is more likely than not that the deferred tax assets will be realized in full.

NOTE 8 - PATENTS

During 1995, the Company acquired from the Intersectoral Research and Technology Complex Eye Microsurgery ("IRTC"), a Russian Federation located in Moscow, Russia, exclusive patent rights to use and sell glaucoma devices in the United States and certain foreign countries. During 1996, the Company acquired from IRTC exclusive rights to several domestic and foreign patents associated with the Company's implantable contact lenses (ICLs). The transactions involve a specified amount for the patent rights and payments of royalties over the life of the patents.

In 1996, the Company acquired a license, as part of the settlement of litigation with Allergan Medical Optics, under U.S. Patent No. 4,681,102, relating to an apparatus for insertion of an intraocular lens. The acquisition cost has been included in patents in the accompanying balance sheet.

NOTE 9 - LICENSING AGREEMENTS

The Company has issued Allergan Medical Optics ("AMO"), Alcon Surgical, Inc. (Alcon), Chiron Vision Corporation (Chiron), IOLAB Corporation (now owned by Chiron) and Optical Radiation Corporation with licenses to utilize certain of its patents involving foldable technology in the United States and selected foreign countries. Each license has a certain amount of prepaid royalties (which were received by the Company when the license was issued) which will be utilized by that licensee as sales of the licensed products are made. The Company recorded $1,000,000, $514,000 and $1,020,046 of royalty income in 1996, 1995 and
1994, respectively, from these licenses.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================


NOTE 9 - LICENSING AGREEMENTS (Continued)

The Company was involved with certain litigation with Alcon concerning the ownership and validity of the underlying patent and license agreement. During 1996, the Company reached a settlement with Alcon.

The Company is involved with certain litigation with Chiron concerning the ownership and validity of the underlying patent and license agreement. The Company believes it will prevail in the litigation, however, the outcome is uncertain and the effects of an adverse outcome, if any, is unknown.

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK

In 1994, the Company issued 75,914 shares to consultants for services rendered to the Company. In September 1994, the Company issued 70,000 unregistered shares of its common stock to its subsidiary, STAAR Surgical Australasia Pty. Ltd., to purchase the assets of Bionica Inc., the Company's distributor in Australia. Also, in April 1994, 359,906 shares of the Company's common stock were returned to the Company by a former officer in exchange for his promissory notes to the Company totaling $1,940,287, which notes the officer in prior years had issued to the Company as consideration for the purchase of common stock. The shares were canceled by the Company.

In 1995, the Company issued 51,111 shares to consultants for services rendered to the Company. Also during 1995, the Company repurchased and cancelled 175,000 shares and paid cash in lieu of exercise for 49,363 options and warrants which were then cancelled. Total consideration paid for the repurchased shares, options and warrants was $1,699,573.

In 1996, the Company issued 44,384 shares to consultants for services rendered to the Company. Also during 1996, the Company repurchased and cancelled 21,879 shares. Total consideration paid for the repurchased shares was $314,500.

NOTES RECEIVABLE

As of January 3, 1997 and December 29, 1995, notes receivable from four officers and a director totalling $2,326,015 were outstanding. The notes were issued in connection with purchases of the Company's common stock. The notes bear interest at rates ranging between 6% and 8%, or at the lowest federal applicable rate allowed by the Internal Revenue Service. The notes are secured by stock pledge agreements and mature on various dates through May 1998.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

OPTIONS

The table below summarizes the transactions in the Company's several stock option plans:

                                                  Weighted
                                                  Average
                                       Number     Exercise
                                     of Shares     Price
                                     ----------   --------

Balance at December 31, 1993           970,637      $ 4.74

Options granted                        636,500      $ 4.73
Options exercised                     (186,550)     $ 3.74
Options forfeited                     (101,833)     $ 5.23
                                     ---------      ------

Balance at December 30, 1994         1,318,754      $ 4.84

Options granted                         35,000      $ 4.67
Options exercised                     (116,192)     $ 4.08
Options forfeited                       (9,808)     $ 9.22
                                     ---------      ------

Balance at December 29, 1995         1,227,754      $ 4.87

Options granted                        574,000      $12.50
Options exercised                     (226,552)     $ 4.26
                                     ---------      ------

Balance at January 3, 1997           1,575,202      $ 7.72
                                     =========      ======

Options exercisable (vested) at
  January 3, 1997                      851,868      $ 5.05
                                     =========      ======

Included in the table above are outstanding options to purchase 717,701 shares of common stock at January 3, 1997, with exercise prices ranging from $2.50 to $9.25 per share, which options were granted pursuant to the Company's 1990 and 1991 Stock Option Plans. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant.

In 1996, the Board of Directors of the Company approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase or awards of the Company's common stock. Under provisions of the Non-Qualified Stock Plan 600,000 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a 3 year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant. Pursuant to this plan options for 570,000 shares were outstanding at January 3, 1997 with an exercise price of $12.50 per share.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

In 1994, the Company granted options to officers, directors and consultants to purchase 636,500 shares of the Company's common stock, at prices ranging from $4.00 to $5.00. Out of the above, 238,000 options were issued under the 1991 stock option plan and 398,500 options were issued as non-qualified stock options.

In 1994, officers, employees and others exercised options to purchase 131,000 shares of common stock granted under the 1990, 1991, and non-qualified stock option plans, at prices from $2.50 to $5.875, resulting in cash proceeds of $505,064 and a promissory note of $192,000. The promissory note from an officer is included as a reduction to stockholders' equity as of January 3, 1997. The note bears interest at 8%, is payable in monthly installments, and is secured by a Stock Pledge Security Agreement. Principal and any unpaid interest are due on April 1, 1997.

In 1995, officers, employees and others exercised options to purchase 91,192 shares of common stock granted under the 1990 and 1991 stock option plans, at prices from $2.50 to $6.00, in exchange for cash of $354,776. Also in 1995, the Company's former President exercised options to purchase 25,000 shares of common stock, at a price of $4.75, resulting in cash proceeds of $118,750.

In 1996, the Company granted options to officers, directors and consultants to purchase 574,000 shares of the Company's common stock at a price of $12.50, the quoted market value at date of grant. Out of the above, 4,000 options were issued under the 1991 stock option plan and 570,000 options were issued as non-qualified stock options.

In 1996, officers, employees, and others exercised 226,552 options from the 1990, 1991 and non-qualified stock option plans at prices from $2.50 to $5.875 resulting in cash and stock proceeds totaling $966,191.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0 percent; expected volatility of 11 percent; risk-free interest rate of 6.73 percent; and expected lives of 7 years. Compensation cost computed pursuant to FASB Statement 123 for options granted in 1995 was not material.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share for 1996 would have been reduced to the pro forma amounts indicated below:

                                                         1996
                                                      ----------
    Net income
      As reported                                     $6,891,000
      Pro forma                                       $6,705,000

    Primary and fully diluted earnings per share
      As reported                                     $      .50
      Pro forma                                       $      .48

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Due to the fact that the Company's stock option programs vest over many years and additional awards may be made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1995 and 1996.

The following table summarizes information about stock options outstanding at January 3, 1997.


                                                 Options
                                               Outstanding                Options Exercisable
                                                Weighted-                 -------------------
                                                 Average     Weighted-                  Weighted-
                                   Number       Remaining     Average       Number       Average
   Range of                      Outstanding   Contractual   Exercise    Exercisable    Exercise
Exercise Prices                   at 1/3/97       Life         Price      at 1/3/97       Price
--------------------------------------------------------------------------------------------------
$2.50 to  4.50                     191,819     4.9 years      $ 2.92       191,819        $2.92
$4.75 to  7.00                     753,383     6.7 years      $ 5.20       600,049        $5.31
$9.25 to 12.50                     630,000     9.3 years      $12.19        60,000        $9.25
--------------                   ---------     ---------      ------       -------        -----

$2.50 to 12.50                   1,575,202     7.5 years      $ 7.72       851,868        $5.05
--------------                   ---------     ---------      ------       -------        -----

WARRANTS

The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                                                                      Weighted-
                                                                                       Average
                                                                          Number       Exercise
                                                                        of Shares        Price
                                                                        ---------      --------
Balance at December 31, 1993                                            1,215,525        $4.86

Warrants exercised                                                       (165,667)       $2.00
Warrants expired                                                         (578,884)       $7.97
                                                                        ---------        -----

Balance at December 30, 1994                                              470,974        $2.05

Warrants exercised                                                       (136,747)       $2.17
Warrants expired                                                          (49,833)       $2.63
                                                                        ---------        -----

Balance at December 29, 1995                                              284,394        $1.89

Warrants exercised                                                        (37,500)       $1.73
                                                                        ---------        -----

Balance at January 3, 1997                                                246,894        $1.91
                                                                        =========        =====

All warrants are exercisable as of January 3, 1997.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

WARRANTS (Continued)

In 1994, warrants to purchases 165,667 shares of common stock were exercised at prices ranging from $1.20 to $4.62 per share, resulting in proceeds of $330,876. Also in 1994, warrants to purchase 578,884 shares of common stock expired unexercised. The majority of these warrants were issued in conjunction with past private placements.

In 1995, warrants to purchase 136,747 shares of common stock were exercised at prices ranging from $0.60 to $4.24 per share resulting in cash and/or stock (at market price effective on the date of exercise) proceeds in the amount of $296,852. The stock paid to exercise the options was cancelled and shown as a reduction in common stock and additional paid in capital on the balance sheet.

In 1996, warrants to purchase 37,500 shares of common stock were exercised at prices ranging from $1.20 to $2.00 per share, resulting in proceeds of $65,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Company leases certain property, plant and equipment under capital and operating lease agreements. In the later part of 1995, the Company entered into a capital lease agreement to finance surgical equipment that will be sent to China in consideration of a five year exclusive supply agreement with a hospital in Hangzhou, China. The Company committed a $600,000 letter of credit as further collateral for the lease.

Annual future minimum lease payments under noncancellable capital and operating lease commitments as of January 3, 1997 are as follows:

                                                                     Capital    Operating
                Fiscal Year                                           Leases      Leases
                -----------                                          -------    ---------
                    1997                                             $509,840   $  637,470
                    1998                                              387,884      500,702
                    1999                                                    -      469,789
                    2000                                                    -      469,789
                    2001                                                    -      341,256
                    Thereafter                                              -      284,381
                                                                      -------   ----------

                    Total minimum lease payments                      897,724    2,703,387
                                                                                ==========

                    Imputed interest                                   70,116
                                                                     --------

                    Present value of net minimum lease payments      $827,608
                                                                     ========

Rent expense was approximately $700,000, $606,000 and $406,000 for the years ended January 3, 1997, December 29, 1995 and December 30, 1994, respectively.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

LITIGATION AND CLAIMS

In addition to litigation discussed in Note 9, the Company is involved in the following proceedings:

In February 1990, a plaintiff filed a $10,000,000 product liability claim against a doctor and the Company arising from injuries purportedly suffered by the plaintiff as a result of the implant of a purportedly defective lens manufactured by Lynell, a subsidiary of the Company. The Company believes that any liability was discharged as part of Lynell's reorganization under the Federal Bankruptcy Code prior to the Company's acquisition of Lynell. In addition, Lynell is being defended by its liability carrier. These proceedings are presently administratively off the calendar as of August 1994. If the lawsuit is reactivated, the Company believes that any liability that may result will not be material to the consolidated financial position or results of operations.

The Company is involved in other legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation will be resolved without material effect on the Company's financial position.

OTHER COMMITMENTS

During 1993, the Company entered into consulting agreements with certain individuals to assist the Company in the development of new products and the promotion of its current products. Such agreements provide for payments of cash and the issuance of shares of the Company's common stock and options to purchase the Company's common stock, at $7 to $11 per share over a six year period. All common stock issued and options issued during 1996 were at fair market value.

The aggregate commitment under these agreements at January 3, 1997 is approximately $666,000 in cash, $650,000 worth of common stock, 13,500 shares of common stock, and options to purchase 55,000 shares of common stock. Included in other current liabilities at January 3, 1997 and December 29, 1995 is approximately $411,000 and $505,000, respectively, due to these consultants payable in cash and shares of the Company's common stock.

NOTE 12 - OTHER LIABILITIES

Included in other current liabilities are approximately $1,573,000 and $1,567,000 of commissions due to outside sales representatives at January 3, 1997 and December 29, 1995, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has had significant related party transactions as discussed in Notes 4, 10, and 11.

Included in other current assets at December 29, 1995 is a $120,000 note receivable from one of the Company's officers. The note bears annual interest at 8%, and is payable in monthly installments, with the principal and any unpaid interest due on April 1, 1997. On February 29, 1996, the Company forgave the $120,000 note receivable in exchange for the officer's efforts in obtaining certain patents.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================


NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

During 1996, 1995 and 1994, a law firm, of which a partner is director and stockholder of the Company, received approximately $322,000, $256,000 and $525,000 for fees in connection with legal services performed on behalf of the Company.

The Company pays an override sales commission, based upon a percentage of the Company's sales, to an officer of the Company. This agreement relates back to 1983, when the officer initially became associated with the Company in a sales and marketing capacity. Commissions paid or accrued under this arrangement totaled approximately $412,000, $322,000 and $263,000 during 1996, 1995 and
1994, respectively.

In October 1994, the Company's subsidiary, STAAR Surgical Australasia Pty., Ltd. purchased the assets of the Company's Australian distributor for approximately $500,000. An officer of the Company was a director of the distributor and owned over 50% of its common stock.

In 1994, the Company entered into a four year non-compete agreement with a former officer and director of the Company. The Company paid the officer $358,092, and agreed to accept 359,906 shares of the Company's common stock in payment for $1,940,287 in promissory notes the individual owed the Company. The shares were returned and the promissory notes were canceled. Included in other assets at January 3, 1997 and December 29, 1995 were $128,718 and $239,048, respectively, related to the non-compete agreement. The cost of this agreement is being amortized on a straight line basis over its four year life. A total of $110,330, $110,330 and $91,941 was amortized during 1996, 1995 and 1994, respectively.

NOTE 14 - STATEMENTS OF CASH FLOWS

Net cash provided by operating activities includes interest paid of approximately $557,000, $419,000 and $206,000 for the years ended January 3, 1997, December 29, 1995 and December 30, 1994, respectively. Income taxes paid amounted to approximately $1,160,000, $947,000 and $14,800 for the years ended January 3, 1997, December 29, 1995 and December 30, 1994, respectively.

During 1994, the Company received 359,906 shares of its common stock in exchange for settlement of notes receivable totaling $1,940,287 from a former officer of the Company. During 1994, the Company issued common stock with a value of $500,000 to purchase assets.

Changes in operating working capital as shown in the consolidated statements of cash flows for the years ended January 3, 1997, December 29, 1995 and December 30, 1994 are comprised of:


                                                       1996           1995           1994
                                                   ------------   ------------   ------------
Decrease (increase) in:
  Accounts receivable                              $   553,664    $(2,296,243)   $(1,600,712)
  Inventories                                       (2,773,969)    (1,013,252)      (596,314)
  Prepaids, deposits and other current assets         (758,716)      (308,272)      (196,531)
Increase (decrease) in:
  Accounts payable                                     283,929        338,771       (329,304)
  Other current liabilities                            (21,607)       248,544       (165,867)
                                                   -----------    -----------    -----------
Change in operating working capital                $(2,716,699)   $(3,030,452)   $(2,888,728)
                                                   ===========    ===========    ===========

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   ==========================================



NOTE 15 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1995, the Company recorded an adjustment in the amount of approximately $924,000 relating to the recognition of deferred tax assets. This adjustment increased net income by $924,000 or $.07 per share for that quarter.

During the fourth quarter of 1994, the Company recorded aggregate adjustments in the amount of approximately $2,230,000 relating to the recognition of deferred tax assets of $2,400,000 and to the Company's equity in earnings of joint venture related to income taxes incurred by Canon-STAAR of $170,000. The adjustments increased net income by $2,230,000, or $.17 per share for that quarter.

    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE AND CONSENT



To the Board of Directors and Stockholders
STAAR Surgical Company and Subsidiaries


The audits referred to in our report dated March 11, 1997, included the related financial statement schedule as of January 3, 1997, and for each of the three years in the period ended January 3, 1997, included in the annual report on Form 10-K of STAAR Surgical Company and subsidiaries. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the Registration Statement (No. 33-37248) on Form S-8 of STAAR Surgical Company of our report dated March 11, 1997, relating to the consolidated balance sheets of STAAR Surgical Company and subsidiaries as of January 3, 1997 and December 29, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the three years in the period ended January 3, 1997, which report appears in the January 3, 1997 annual report on Form 10-K of STAAR Surgical Company and subsidiaries.



                                            BDO SEIDMAN, LLP



Los Angeles, California
March 11, 1997

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES
                  ============================================

Column A                       Column B    Column C      Column D       Column E
--------                       --------    --------      --------       --------
                              Balance at                               Balance at
                              beginning                                  end of
Description                    of year     Additions    Deductions        year
-----------                   ----------   ---------    ----------     ----------

1996
Allowance for doubtful
 accounts deducted from
 accounts receivable in
 balance sheet                  $119,000    $      -        $  7,000     $112,000
Reserve for obsolescence
 deducted from inven-
 tories in balance sheet          31,000           -          31,000            -
                                --------    --------        --------     --------

                                $150,000    $      -        $ 38,000     $112,000
                                ========    ========        ========     ========

1995
Allowance for doubtful
 accounts deducted from
 accounts receivable in
 balance sheet                  $307,000    $112,000    $    300,000     $119,000
Reserve for obsolescence
 deducted from inven-
 tories in balance sheet         105,000           -          74,000       31,000
                                --------    --------        --------     --------
                                $412,000    $112,000    $    374,000     $150,000
                                ========    ========        ========     ========

1994
Allowance for doubtful
 accounts deducted from
 accounts receivable in
 balance sheet                  $250,000    $121,000    $64,000/(2)/     $307,000
Reserve for obsolescence
 deducted from inven-
 tories in balance sheet         114,000           -      9,000/(3)/      105,000
                                --------    --------        --------     --------
                                $364,000    $121,000    $     73,000     $412,000
                                ========    ========        ========     ========

------------

/(1)/ Represents allowance for uncollectible receivables.

/(2)/ Writeoffs.

/(3)/ Obsolete inventory written down to zero value.