Form 10-Q
period 1997-04-04
STAAR SURGICAL COMPANY
filed 1997-05-19
CIK 718937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 4, 1997

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

                           ---------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The Registrant has 13,075,647 shares of common stock, par value $0.01 per share, issued and outstanding as of May 14, 1997.

Total number of sequentially numbered pages in this document: 9

                             STAAR SURGICAL COMPANY

                                      INDEX

                                                                                                      PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I
Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - April 4, 1997 and
                January 3, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Condensed Consolidated Statements of Income -  Three Months Ended
              April 4, 1997 and March 29, 1996  . . . . . . . . . . . . .. . . . . . . . . . . . . . . 2
         Condensed Consolidated Statements of Cash Flows - Three Months Ended
             April 4, 1997 and March 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .  4

Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

PART II
         Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
         Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


                             STAAR SURGICAL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  APRIL 4,       JANUARY 3,
                                ASSETS                                             1997            1997
                                ------                                         ------------    ------------

Current assets:
        Cash and cash equivalents                                                $  3,998,896    $  6,469,515
        Accounts receivable, less allowance for doubtful accounts and
            estimated returns                                                       6,918,414       6,827,250
        Inventories                                                                12,916,318      12,365,867
        Prepaid, deposits and other current assets                                  2,370,815       1,676,611
        Deferred income tax                                                           781,075       1,331,075
                                                                                 ------------    ------------
              Total current assets                                                 26,985,518      28,670,318
                                                                                 ------------    ------------
Investment in joint venture                                                         2,533,087       2,464,140
Property, plant and equipment, net                                                  8,971,933       8,920,989
Patents and licenses, net                                                           9,624,890       8,900,236
Other assets                                                                        1,776,078       2,163,336
                                                                                 ------------    ------------
              Total assets                                                       $ 49,891,506    $ 51,119,019
                                                                                 ============    ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
        Notes payable                                                            $  4,974,403    $  7,489,549
        Accounts payable                                                            1,605,788       1,605,026
        Current portion of long-term debt                                             678,912         703,260
        Other current liabilities                                                   3,496,452       3,872,750
                                                                                 ------------    ------------
              Total current liabilities                                            10,755,555      13,670,585
                                                                                 ------------    ------------
Long-term debt                                                                        709,920         844,050
Other long-term liabilities                                                            45,570             207
                                                                                 ------------    ------------
              Total liabilities                                                    11,511,045      14,514,842
                                                                                 ------------    ------------
Stockholders' equity

        Common stock, $.01 par value, 30,000,000 shares authorized; issued and outstanding 13,075,622 at April 4, 1997 and 13,070,705 at
         January 3, 1997                                                              130,756         130,707
        Capital in excess of par value                                             41,540,511      41,518,049
        Accumulated translation adjustment                                           (156,207)       (160,573)
        Accumulated deficit                                                          (808,584)     (2,557,991)
                                                                                 ------------    ------------
                                                                                   40,706,476      38,930,192
Notes  receivable                                                                  (2,326,015)     (2,326,015)
                                                                                 ------------    ------------
        Total stockholders' equity                                                 38,380,461      36,604,177
                                                                                 ------------    ------------
                                                                                 $ 49,891,506    $ 51,119,019
                                                                                 ============    ============


                             STAAR SURGICAL COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ------------------------------
                                                              APRIL 4, 1997   MARCH 29, 1996
                                                              -------------   --------------
Sales                                                         $ 10,304,743    $  9,279,078
Royalty income                                                     250,000         250,000
                                                              ------------    ------------
       Total revenues                                           10,554,743       9,529,078
Cost of sales                                                    2,459,366       2,273,870
                                                              ------------    ------------
       Gross profit                                              8,095,377       7,255,208
                                                              ------------    ------------

Selling, general and administrative expenses:
       General and administrative                                1,516,114       1,423,698
       Marketing and selling                                     2,869,379       2,778,451
       Research and development                                    991,343         870,598
                                                              ------------    ------------
       Total selling, general and administrative expenses        5,376,836       5,072,747
                                                              ------------    ------------
       Operating income                                          2,718,541       2,182,461
                                                              ------------    ------------

Other income (expense):
       Equity in earnings of joint venture                          68,947         176,098
       Interest expense - net                                     (115,418)        (70,389)
       Other income (expense)                                      (85,820)         15,649
                                                              ------------    ------------
       Total other income (expense) - net                         (132,291)        121,358
                                                              ------------    ------------
Income before income taxes                                       2,586,250       2,303,819
Income tax provision                                               836,843         805,940
                                                              ------------    ------------
Net income                                                    $  1,749,407    $  1,497,879
                                                              ============    ============

Net income per share
         Primary                                              $        .13    $        .11
                                                              ============    ============

         Fully diluted                                        $        .13    $        .11
                                                              ============    ============


                             STAAR SURGICAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                             --------------------------
                                                                               APRIL 4,       MARCH 29,
                                                                                 1997           1996
                                                                             -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income                                                                   $ 1,749,407    $ 1,497,879
Adjustments to reconcile net income to net cash provided by
  operating activities:

       Depreciation and amortization of property and equipment                   421,053        390,709
       Amortization of patents and licenses                                      223,529         87,846
       Provision for allowance for doubtful accounts                              57,932          7,215
       Equity in earnings of joint venture                                       (68,947)      (176,098)
       Utilization of deferred tax asset                                         550,000        434,501
       Common stock issued for services                                               --        325,000
       Prepaid services and other                                                     --         56,008
       Change in operating working capital                                    (1,769,287)    (1,033,508)
                                                                             -----------    -----------
                Net cash provided by  operating activities                     1,163,687      1,589,552
                                                                             -----------    -----------
Cash flows from investing activities:
       Acquisition of property and equipment                                    (471,996)    (1,141,570)
       Increase in patents and licenses                                         (948,183)      (973,733)
       Decrease in other assets                                                  387,258             --
                                                                             -----------    -----------
                Net cash used in investing activities                         (1,032,921)    (2,115,303)
                                                                             -----------    -----------
Cash flows from financing activities:
       Increase in borrowings under notes payable and long-term debt                  --        325,035
       Payments on other notes payable and long-term debt                     (1,358,683)       (58,968)
       Net borrowings (payments) under line of credit                         (1,269,578)       519,494
       Proceeds from the issuance of common stock                                 22,510         68,798
       Payments for repurchase of common stock                                        --        (77,000)
                                                                             -----------    -----------
         Net cash (used in) provided by financing activities                  (2,605,751)       777,359
                                                                             -----------    -----------
Effect of exchange rate changes on cash and cash equivalents                       4,366             --
(Decrease) increase in cash and cash equivalents                              (2,470,619)       251,608
Cash and cash equivalents at beginning of period                               6,469,515      3,767,011
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $ 3,998,896    $ 4,018,619
                                                                             ===========    ===========

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 4, 1997

1.  BASIS OF PRESENTATION

     The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting gains and losses are deferred and are shown as a separate component of stockholders' equity. During the three-months ended April 4, 1997 and March 29, 1996, foreign currency transaction gains and losses were not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

     Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  EXPORT SALES

     During the three-months ended April 4, 1997 and March 29, 1996, the Company had export sales primarily to Europe and South Africa, Australia and Southeast Asia, of approximately $ 3,023,000 and $2,728,000. Of these sales, approximately $ 2,045,000 and $1,668,000 were to Europe, which is the Company's principal foreign market, for the quarters ended April 4, 1997 and March 29, 1996.

     The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at April 4, 1997 and January 3, 1997.

                                                                               APRIL 4,              JANUARY 3,
                                                                                1997                   1997
                                                                           ---------------       --------------
Raw materials and purchased parts......................................    $     1,802,514       $    1,518,819
Work in process........................................................          1,909,483            1,644,234
Finished goods.........................................................          9,204,321            9,202,814
                                                                           ---------------       --------------
                                                                           $    12,916,318       $   12,365,867
                                                                           ===============       ==============


4.  INTERIM FINANCIAL STATEMENTS

         The financial statements for the three-months ended April 4, 1997 and March 29, 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the three-months ended April 4, 1997 and March 29, 1996 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

5.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

6.  NEW ACCOUNTING PRONOUNCEMENTS

     On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).

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

                                                                RELATIONSHIP TO
                                                           TOTAL REVENUES FOR THREE                 PERCENTAGE CHANGE
                                                                  MONTHS ENDED                       FOR THREE MONTHS
                                                          --------------------------------      ----------------------
                                                            APRIL 4,            MARCH 29,
                                                              1997                 1996              1997 VS 1996
                                                          ------------         -----------      ----------------------
                                                                                                 INCREASE (DECREASE)
Total revenues..................................             100.0%                100.0%                 10.8
Cost of sales ..................................              23.3                  23.9                   8.2
General and administrative......................              14.4                  14.9                   6.5
Marketing and selling...........................              27.2                  29.2                   3.3
Research and development........................               9.4                   9.1                  13.9
Other income (expense)..........................              (1.3)                  1.3                (209.0)
Income before income taxes......................              24.5                  24.2                  12.3
Income tax provision............................               7.9                   8.5                   3.8
               Net income ......................              16.6                  15.7                  16.8

REVENUES:
--------

Revenues for the three-month period ended April 4, 1997 were $10.6 million, which is 10.8% greater than the $9.3 million in revenues for the three-month period ended March 29, 1996. The increase in revenues was attributable to (i) a 10.0% rise in international sales reflecting increased demand for the Company's foldable IOL's and the commercialization of the Company's new Glaucoma Wick and implantable contact lens ("ICL") in selected foreign countries, and (ii) a 10.3% increase in sales within the United States due to a 16.8% increase in unit volume of foldable IOL's (primarily the ELASTIMIDE(TM) model), partially offset by a 5.9% average price decrease primarily due to a decrease in prices charged to certain large volume customers.

COST OF SALES:
-------------

Cost of sales decreased to 23.3% of revenues for the three-months ended April 4, 1997 from 23.9% of revenues for the three-months ended March 29, 1996. The principal reasons for this decline were increased operating efficiencies and economies of scale from increased sales volume. These savings were offset by price decreases and a product mix change due to an increased demand for the ELASTIMIDE(TM) IOL, which is relatively more expensive to manufacture.

GENERAL & ADMINISTRATIVE:
------------------------

General and administrative expense decreased to 14.4% of revenues for the three-months ended April 4, 1997 from 14.9% of revenues for the three-months ended March 29, 1996. The decline in general and administrative expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of general and administrative costs. The increase in general and administrative expense in dollar terms was attributable to additional administrative infrastructure expenditures required to support the increase in revenues.

MARKETING AND SELLING:
---------------------

Marketing and selling expense decreased to 27.2% of revenues for the three-months ended April 4, 1997 compared to 29.2% of revenues for the three-months ended March 29, 1996. The decline in marketing and selling expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of fixed marketing and selling (i.e., non-commission) costs. The increase in marketing and selling expense in dollar terms was principally attributable to greater commissions paid arising from increased sales revenues.

RESEARCH AND DEVELOPMENT:
-------------------------

Research and development expense increased to 9.4% of revenues for the first quarter ending April 4, 1997 compared to 9.1% of revenues for the first quarter ending March 29, 1996. This increase was attributable to the Company's continued investment in developing new and improved products, manufacturing and distribution systems, and increased costs incurred conducting clinical studies in the United States.

OTHER INCOME, (EXPENSE) NET:
---------------------------

Other income (expense) for the quarter ended April 4, 1997 was ($132,000), or (1.3%) of revenues, as compared to $121,000, or 1.3% of revenues, for the quarter ended March 29, 1996. The primary reasons for this decrease were increased interest expenses, losses in translating foreign currency, and a decline in earnings related to the Company's joint venture with Canon STAAR.

INCOME TAX PROVISION (INCOME TAXES)
-----------------------------------

Income taxes decreased to 7.9% of revenues for the three-month period ended April 4, 1997 from 8.5% of revenues for the three-month period ended March 29, 1996, due to a larger contribution toward earnings from countries with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents for the quarter ended April 4, 1997 decreased by approximately $2.5 million relative to the fiscal year ended January 3, 1997. This decrease was principally due to payments made by the Company on its Notes Payable and Line-of-Credit resulting in a corresponding decrease to those facilities.

The Company increased its inventories, primarily internationally, to support the rollout of new products.

The increase in other current assets at April 4, 1997 is due to the reclassification of assets from long-term to current and the prepayment of legal and consulting fees.

The decrease in other current liabilities at April 4, 1997 is due to the recognition of deferred revenue during the quarter.

As of April 4, 1997, the Company had a current ratio of 2.5:1, net working capital of $16.2 million and net equity of $38.5 million compared to January 3, 1997 when the Company's current ratio was 2.1:1, its net working capital was $15.0 million, and its net equity was $36.6 million.

The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.



PART II - ITEM 1

OTHER INFORMATION
-----------------

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             STAAR SURGICAL COMPANY



Date:    May 13, 1997              By:      /s/ WILLIAM C. HUDDLESTON
                                  ----------------------------------------
                                              William C. Huddleston
                                           Chief Financial Officer and
                                             Duly Authorized Officer
                                       (principal accounting and financial
                                            officer for the quarter)