Form 10-Q
period 1997-07-04
STAAR SURGICAL COMPANY
filed 1997-08-12
CIK 718937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the quarterly period ended: July 4, 1997

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

                                 -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES  [x]  NO  [ ]

The Registrant has 13,101,971 shares of common stock, par value $0.01 per share, issued and outstanding as oF August 1, 1997.

Total number of sequentially numbered pages in this document: 9

                            STAAR SURGICAL COMPANY

                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I
Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - July 4, 1997 and
            January 3, 1997..........................................................     1
         Condensed Consolidated Statements of Income -  Three and Six Months Ended
            July 4, 1997 and June 28, 1996...........................................     2
         Condensed Consolidated Statements of Cash Flows - Six Months Ended
            July 4, 1997 and June 28, 1996...........................................     3
         Notes to Condensed Consolidated Financial Statements........................     4

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................     6

PART II
Item 5 - Other Information...........................................................     8
         Signature Page..............................................................     9

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits
         --------

         27 Financial Data Schedule..................................................

         Reports on Form 8-K
         -------------------

         None

                            STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        July 4,         January 3,
                             ASSETS                                       1997            1997
                             ------                                    -----------     ------------

Current assets:
     Cash and cash equivalents                                         $ 4,012,683     $ 6,469,515
     Accounts receivable, less allowance for doubtful accounts and
      estimated returns                                                  8,091,618       6,827,250
     Inventories                                                        13,423,110      12,365,867
     Prepaid, deposits and other current assets                          2,259,313       1,676,611
     Deferred income tax                                                   561,056       1,331,075
                                                                       -----------     -----------
        Total current assets                                            28,347,780      28,670,318
                                                                       -----------     -----------
Investment in joint venture                                              2,523,073       2,464,140
Property, plant and equipment, net                                       9,236,075       8,920,989
Patents and licenses, net                                               10,579,763       8,900,236
Other assets                                                             2,280,753       2,163,336
                                                                       -----------     -----------
        Total assets                                                   $52,967,444     $51,119,019
                                                                       ===========     ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
     Notes payable                                                     $ 1,223,585     $ 7,489,549
     Accounts payable                                                    1,826,486       1,605,026
     Current portion of long-term debt                                     675,820         703,260
     Other current liabilities                                           3,811,371       3,872,750
                                                                       -----------     -----------
        Total current liabilities                                        7,537,262      13,670,585
                                                                       -----------     -----------
Long-term debt                                                           4,580,273         844,050
Other long-term liabilities                                                 42,372             207
                                                                       -----------     -----------
        Total liabilities                                               12,159,907      14,514,842
                                                                       -----------     -----------

Stockholders' equity
     Common stock, $.01 par value, 30,000,000 shares authorized;
     issued and outstanding 13,101,945 at July 4, 1997 and
     13,070,705 at January 3, 1997                                         131,019         130,707
     Capital in excess of par value                                     41,878,466      41,518,049
     Accumulated translation adjustment                                    (20,576)       (160,573)
     Retained earnings (deficit)                                         1,144,643      (2,557,991)
                                                                       -----------     -----------
                                                                        43,133,552      38,930,192
Notes  receivable                                                       (2,326,015)     (2,326,015)
                                                                       -----------     -----------
     Total stockholders' equity                                         40,807,537      36,604,177
                                                                       -----------     -----------
                                                                       $52,967,444     $51,119,019
                                                                       ===========     ===========

                            STAAR SURGICAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                            Three Months Ended               Six Months Ended
                                                        ---------------------------     ---------------------------
                                                          July 4,         June 28,        July 4,         June 28,
                                                           1997             1996           1997             1996
                                                        -----------     -----------     -----------     -----------

Sales                                                   $11,348,036     $10,077,044     $21,652,779     $19,356,122
Royalty income                                              236,000         250,000         486,000         500,000
                                                        -----------     -----------     -----------     -----------
     Total revenues                                      11,584,036      10,327,044      22,138,779      19,856,122
Cost of sales                                             2,695,498       2,442,038       5,154,864       4,715,908
                                                        -----------     -----------     -----------     -----------
     Gross profit                                         8,888,538       7,885,006      16,983,915      15,140,214
                                                        -----------     -----------     -----------     -----------

Selling, general and administrative expenses:
     General and administrative                           1,604,812       1,324,434       3,120,926       2,748,132
     Marketing and selling                                3,318,839       3,150,883       6,188,218       5,929,334
     Research and development                             1,070,012       1,065,709       2,061,354       1,936,307
                                                        -----------     -----------     -----------     -----------
     Total selling, general and administrative expense:   5,993,663       5,541,026      11,370,498      10,613,773
                                                        -----------     -----------     -----------     -----------
     Operating income                                     2,894,875       2,343,980       5,613,417       4,526,441
                                                        -----------     -----------     -----------     -----------
Other income (expense):
     Equity in earnings of joint venture                     50,400          46,875         119,347         222,973
     Interest expense - net                                (103,792)       (150,709)       (219,210)       (221,098)
     Other income (expense)                                  36,464         178,121         (49,356)        193,770
                                                        -----------     -----------     -----------     -----------
     Total other income (expense) - net                     (16,928)         74,287        (149,219)        195,645
                                                        -----------     -----------     -----------     -----------
Income before income taxes                                2,877,947       2,418,267       5,464,198       4,722,086
Income tax provision                                        924,721         673,065       1,761,564       1,479,005
                                                        -----------     -----------     -----------     -----------
Net income                                              $ 1,953,226     $ 1,745,202     $ 3,702,634     $ 3,243,081
                                                        ===========     ===========     ===========     ===========

Net income per share
     Primary                                                   $.14            $.13            $.27            $.23
                                                        ===========     ===========     ===========     ===========

     Fully diluted                                             $.14            $.13            $.27            $.23
                                                        ===========     ===========     ===========     ===========

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Six Months Ended
                                                                        -------------------------------
                                                                          July 4,            June 28,
                                                                           1997                1996
                                                                        -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income                                                              $ 3,702,634         $ 3,243,081
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation of property and equipment                                 849,419             966,352
     Amortization of intangibles                                            628,661             248,243
     Provision for allowance for doubtful accounts                           31,947               4,284
     Equity in earnings of joint venture                                    (58,933)           (222,973)
     Utilization of deferred tax asset                                      770,019             649,501
     Common stock issued for services                                       325,000             325,000
     Change in operating working capital                                 (2,776,179)         (2,228,495)
                                                                        -----------         -----------
         Net cash provided by operating activities                        3,472,567           2,984,993
                                                                        -----------         -----------

Cash flows from investing activities:
     Acquisition of property and equipment                               (1,164,505)         (2,089,646)
     Increase in patents and licenses                                    (2,145,642)         (1,874,970)
     Increase in other assets                                              (279,963)            (23,388)
                                                                        -----------         -----------
         Net cash used in investing activities                           (3,590,110)         (3,988,004)
                                                                        -----------         -----------
Cash flows from financing activities:
     Increase in borrowings under notes payable and long-term debt            ----              519,978
     Payments on notes payable and long-term debt                        (1,879,577)           (426,204)
     Net borrowings (payments) under line of credit                        (635,439)            944,705
     Proceeds from the issuance of common stock                              35,729             146,857
     Payments for repurchase of common stock                                  ----              (77,000)
                                                                        -----------         -----------
         Net cash (used in) provided by financing activities             (2,479,287)          1,108,336
                                                                        -----------         -----------
Effect of exchange rate changes on cash and cash equivalents                139,997               ----
                                                                        -----------         -----------
(Decrease) increase in cash and cash equivalents                         (2,456,832)            105,325
Cash and cash equivalents at beginning of period                          6,469,515           3,767,011
                                                                        -----------         -----------
Cash and cash equivalents at end of period                              $ 4,012,683         $ 3,872,336
                                                                        ===========         ===========

                            STAAR SURGICAL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 4, 1997

1.  BASIS OF PRESENTATION

     The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting gains and losses are deferred and are shown as a separate component of stockholders' equity. During the six-months ended July 4, 1997 and June 28, 1996, foreign currency transaction gains and losses were not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

     Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  EXPORT SALES

     During the six-months ended July 4, 1997 and June 28, 1996, the Company had export sales primarily to Europe and South Africa, Australia and Southeast Asia, of approximately $6,985,000 and $5,706,000. Of these sales, approximately $4,209,000 and $3,547,000 were to Europe, which is the Company's principal foreign market, for the six-months ended July 4, 1997 and June 28, 1996.

     The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at July 4, 1997 and January 3, 1997.

                                         JULY 4,       JANUARY 3,
                                           1997           1997
                                       ------------   ------------

Raw materials and purchased parts...    $ 1,470,431    $ 1,518,819
Work in process.....................      2,052,945      1,644,234
Finished goods......................      9,899,734      9,202,814
                                        -----------    -----------
                                        $13,423,110    $12,365,867
                                        ===========    ===========

4.  LONG-TERM DEBT

     In June 1997, the Company renegotiated its line of credit with its current lender. Under the new agreement, the Company may borrow up to $10,000,000 on a revolving basis, at a rate of interest not to exceed the prime interest rate less .25%. The loan agreement requires the Company to satisfy certain financial tests and limits the amount of other indebtedness the Company my incur. The line of credit expires June 1999. Borrowings are uncollateralized. The refinance of the line of credit resulted in a reclassification of $4.2 million of debt from short-term to long-term.

5.  INTERIM FINANCIAL STATEMENTS

     The financial statements for the six-months ended July 4, 1997 and June 28, 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the six-months ended July 4, 1997 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

6.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

7.  NEW ACCOUNTING PRONOUNCEMENTS

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

                                                            RELATIONSHIP TO
                                                        TOTAL REVENUES FOR SIX                   PERCENTAGE  CHANGE
                                                             MONTHS ENDED                          FOR SIX MONTHS
                                                  -------------------------------------      --------------------------
                                                  JULY 4, 1997         JUNE 28, 1996                1997 VS 1996
                                                  --------------      -----------------       -------------------------
                                                                                                 INCREASE (DECREASE)
Total revenues.....................                    100.0%              100.0%                     11.5%
Cost of sales......................                     23.3                23.8                       9.3
                                                       -----               -----
Gross profit.......................                     76.7                76.2                      12.2
Costs and expenses:
    General and administrative.....                     14.1                13.8                      13.6
    Marketing and selling..........                     28.0                29.9                       4.4
    Research and development.......                      9.3                 9.8                       6.5
                                                       -----               -----
Total costs and expenses...........                     51.4                53.5                       7.1
Operating income...................                     25.4                22.8                      24.0
Other income (expense), net........                     (0.7)                1.0                    (176.3)
                                                       -----               -----
Income before income taxes.........                     24.7                23.8                      15.7
Income tax provision...............                      8.0                 7.4                      19.1
                                                       -----               -----
         Net income................                     16.7                16.3                      14.2
                                                       =====               =====

REVENUES:
--------

Revenues for the six-month period ended July 4, 1997 were $22.1 million, which is 11.5% greater than the $19.9 million in revenues for the six-month period ended June 28, 1996. The increase in revenues was attributable to (i) a 22.4% rise in international sales reflecting increased demand for the Company's foldable IOL's and the commercialization of the Company's new Glaucoma Wick and implantable contact lens ("ICL") in selected foreign countries, and (ii) a 7.5% increase in sales within the United States due to a 11.3% increase in unit volume of foldable IOL's (primarily the ELASTIMIDE(TM) model), partially offset by a 5.4% general price decrease primarily due to a decrease in prices charged to certain large volume customers.

During the quarter, a foreign subsidiary of the Company recognized the remaining portion of deferred revenue related to the sale of certain licenses.

COST OF SALES:
-------------

Cost of sales decreased to 23.3% of revenues for the six-months ended July 4, 1997 from 23.8% of revenues for the six-months ended June 28, 1996. The principal reasons for this decline were increased operating efficiencies and economies of scale from increased sales volume. These savings were offset by price decreases and a product mix change due to an increased demand for the ELASTIMIDE(TM) IOL, which is relatively more expensive to manufacture.

GENERAL & ADMINISTRATIVE:
------------------------

General and administrative expense increased to 14.1% of revenues for the six-months ended July 4, 1997 from 13.8% of revenues for the six-months ended June
28, 1996.   The increase in general and administrative expense was attributable to additional administrative infrastructure expenditures required to support the increase in revenues.

MARKETING AND SELLING:
---------------------

Marketing and selling expense decreased to 28.0% of revenues for the six-months ended July 4, 1997 compared to 29.9% of revenues for the six-months ended June 28, 1996. The decline in marketing and selling expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of fixed marketing and selling (i.e., non-commission) costs. The increase in marketing and selling expense in dollar terms was principally attributable to greater commissions paid arising from increased sales revenues.

RESEARCH AND DEVELOPMENT:
------------------------

Research and development expense decreased to 9.3% of revenues for the six-months ending July 4, 1997 compared to 9.8% of revenues for the six-months
ending June 28, 1996.   The Company plans to continue to spend approximately 10%
of revenues on research and development activities.

OTHER INCOME, (EXPENSE) NET:
---------------------------

Other income (expense) for the six-months ended July 4, 1997 was ($149,000), or (0.7%) of revenues, as compared to $196,000, or 1.0% of revenues, for the six-months ended June 28, 1996. The primary reasons for this decrease were increased interest expenses, losses in translating foreign currency, and a decline in earnings related to the Company's joint venture with Canon STAAR.

INCOME TAX PROVISION (INCOME TAXES)
-----------------------------------

The effective income tax rate was 32.2 percent for the six-months ended July 4, 1997 compared to 31.3 percent in the same period last year. The Company's effective income tax rate is lower than the federal statutory rate because the undistributed earnings of foreign subsidiaries are not subject to United States federal or state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents for the quarter ended July 4, 1997 decreased by approximately $2.5 million relative to the fiscal year ended January 3, 1997. This decrease was principally due to payments made by the Company on its notes payable and line-of-credit resulting in a corresponding decrease to those facilities.

The Company increased its inventories, primarily internationally, to support the rollout of new products.

In June 1997, the Company renegotiated its line of credit with its current lender. Under the new agreement, the Company may borrow up to $10,000,000 on a revolving basis, at a rate of interest not to exceed the prime interest rate less .25%.

The loan agreement requires the Company to satisfy certain financial tests and limits the amount of other indebtedness the Company may incur. The line of credit expires June 1999. Borrowings are uncollateralized.

As of July 4, 1997, the Company had a current ratio of 3.8:1, net working capital of $20.8 million and net equity of $40.8 million compared to January 3, 1997 when the Company's current ratio was 2.1:1, its net working capital was $15.0 million, and its net equity was $36.6 million.

The improvement in the Company's current ratio and net working capital is due to the renegotiation of the line of credit from a one-year to a two-year note resulting in a reclassification of notes payable from short-term to long-term.

During the quarter, the Company eliminated its deficit position and recorded retained earnings.

The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.



PART II - ITEM 5

OTHER INFORMATION
-----------------

During the quarter, the Company acquired a distributor of ophthalmic products in Europe.

Subsequent to the quarter ended July 4, 1997, the Company was granted the European "CE Mark" of approval on its toric intraocular lens (IOL); the implantable contact lens ("ICL"(TM)); the "Glaucoma Wick" implant; and StaarVisc(TM), a viscoelastic solution.

Also subsequent to the quarter ended July 4, 1997, the Company completed Phase I clinical trials for the ICL(TM) and received Food and Drug Administration release to begin Phase II of its clinical trials.

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

Exhibits
--------

27 Financial Data Schedule

Reports on Form 8-K
-------------------

None

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            STAAR SURGICAL COMPANY



Date:  August  12, 1997                       By:   /s/  WILLIAM C. HUDDLESTON
                                            ------------------------------------
                                                   William C. Huddleston
                                                Chief Financial Officer and
                                                  Duly Authorized Officer
                                                 (principal accounting and
                                              financial officer for the quarter)