Form 10-Q
period 1997-10-03
STAAR SURGICAL COMPANY
filed 1997-11-14
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: OCTOBER 3, 1997

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

THE REGISTRANT HAS 13,160,920 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, ISSUED AND OUTSTANDING AS OF NOVEMBER 12, 1997.

TOTAL NUMBER OF SEQUENTIALLY NUMBERED PAGES IN THIS DOCUMENT: 9

                             STAAR SURGICAL COMPANY

                                     INDEX

                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART I
Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - October 3, 1997 and
          January 3, 1997.....................................................   1
         Condensed Consolidated Statements of Income -  Three and Nine
          Months Ended October 3, 1997 and September 27, 1996.................   2
         Condensed Consolidated Statements of Cash Flows - Nine Months
          Ended October 3, 1997 and September 27, 1996........................   3
         Notes to Condensed Consolidated Financial Statements................... 4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................   6

PART II
Item 5 - Other Information....................................................   8
         Signature Page.......................................................   9

Item 6 - Exhibits and Reports on Form 8-K
         Exhibits
         --------
     27  Financial Data Schedule
         Reports on Form 8-K
         -------------------
         None

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                            OCTOBER 3,      JANUARY 3,
                          ASSETS                                                               1997           1997
                          ------                                                           -----------     -----------
Current assets:
        Cash and cash equivalents                                                          $ 3,669,387     $ 6,469,515
        Accounts receivable, less allowance for doubtful accounts and
         estimated returns                                                                   8,790,773       6,827,250
        Inventories                                                                         13,770,360      12,365,867
        Prepaid, deposits and other current assets                                           2,692,682       1,676,611
        Deferred income tax                                                                     35,092       1,331,075
                                                                                           -----------     -----------
              Total current assets                                                          28,958,294      28,670,318
                                                                                           -----------     -----------
Investment in joint venture                                                                  2,575,500       2,464,140
Property, plant and equipment, net                                                           9,283,098       8,920,989
Patents and licenses, net                                                                   10,815,462       8,900,236
Other assets                                                                                 2,079,419       2,163,336
                                                                                           -----------     -----------
              Total assets                                                                 $53,711,773     $51,119,019
                                                                                           ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
        Notes payable                                                                      $ 1,225,920     $ 7,489,549
        Accounts payable                                                                     1,591,000       1,605,026
        Current portion of long-term debt                                                      659,194         703,260
        Other current liabilities                                                            4,269,579       3,872,750
                                                                                           -----------     -----------
              Total current liabilities                                                      7,745,693      13,670,585
                                                                                           -----------     -----------
Long-term debt                                                                               2,970,800         844,050
Other long-term liabilities                                                                     40,900             207
                                                                                           -----------     -----------
              Total liabilities                                                             10,757,393      14,514,842
                                                                                           -----------     -----------
Stockholders' equity
        Common stock, $.01 par value, 30,000,000 shares authorized;
        issued and outstanding 13,184,361 at October 3, 1997 and
        13,070,705 at January 3, 1997                                                          131,844         130,707
        Capital in excess of par value                                                      42,360,361      41,518,049
        Accumulated translation adjustment                                                    (420,433)       (160,573)
        Retained earnings (deficit)                                                          3,208,623      (2,557,991)
                                                                                           -----------     -----------
                                                                                            45,280,395      38,930,192

Notes receivable                                                                            (2,326,015)     (2,326,015)
                                                                                           -----------     -----------
        Total stockholders' equity                                                          42,954,380      36,604,177
                                                                                           -----------     -----------
                                                                                           $53,711,773     $51,119,019
                                                                                           ===========     ===========

                             STAAR SURGICAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   ----------------------------     -----------------------------
                                                                    OCTOBER 3,     SEPTEMBER 27,    OCTOBER 3,      SEPTEMBER 27,
                                                                       1997            1996            1997              1996
                                                                   -----------      -----------     -----------       -----------
Sales                                                              $11,574,698      $10,549,025     $33,227,477       $29,905,147
Royalty income                                                         250,000          250,000         736,000           750,000
                                                                   -----------      -----------     -----------       -----------
        Total revenues                                              11,824,698       10,799,025      33,963,477        30,655,147
Cost of sales                                                        2,759,685        2,634,930       7,914,549         7,350,838
                                                                    -----------      -----------     -----------       ----------
           Gross profit                                              9,065,013        8,164,095      26,048,928        23,304,309

Selling, general and administrative expenses:
        General and administrative                                   1,542,404        1,375,060       4,663,330         4,123,192
        Marketing and selling                                        3,212,657        2,997,153       9,400,875         8,926,487
        Research and development                                       963,715          982,227       3,025,069         2,918,534
                                                                   -----------      -----------     -----------       -----------
        Total selling, general and administrative expenses:          5,718,776        5,354,440      17,089,274        15,968,213
        Operating income                                             3,346,237        2,809,655       8,959,654         7,336,096
                                                                   -----------      -----------     -----------       -----------
Other income (expense):
        Equity in earnings of joint venture                             52,427          119,568         171,774           342,541
        Interest expense - net                                        (200,048)        (172,806)       (419,258)         (393,904)
        Other income (expense)                                        (153,528)         (36,449)       (202,884)          157,321
                                                                   -----------      -----------     -----------       -----------
        Total other income (expense) - net                            (301,149)         (89,687)       (450,368)          105,958
Income before income taxes                                           3,045,088        2,719,968       8,509,286         7,442,054
Income tax provision                                                   981,108          944,929       2,742,672         2,423,934
                                                                   -----------      -----------     -----------       -----------
Net income                                                         $ 2,063,980      $ 1,775,039     $ 5,766,614       $ 5,018,120
                                                                   ===========      ===========     ===========       ===========
Net income per share
        Primary                                                    $      0.15      $      0.13     $      0.41       $      0.36
                                                                   ===========      ===========     ===========       ===========

        Fully diluted                                              $      0.15      $      0.13     $      0.41       $      0.36
                                                                   ===========      ===========     ===========       ===========

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                      --------------------------------
                                                                       OCTOBER 3,         SEPTEMBER 27,
                                                                         1997                 1996
                                                                      -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income                                                            $ 5,766,614          $ 5,018,120
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation of property and equipment                               1,308,940            1,395,368
   Amortization of intangibles                                          1,001,684              377,162
   Provision for allowance for doubtful accounts                            3,184               67,959
   Equity in earnings of joint venture                                   (171,773)            (342,541)
   Utilization of deferred tax asset                                    1,295,983            1,415,501
   Common stock issued for services                                       325,000              325,000
   Change in operating working capital                                 (4,004,468)          (1,697,203)
                                                                      -----------          -----------
     Net cash provided by operating activities                          5,525,164            6,559,366
                                                                      -----------          -----------
Cash flows from investing activities:
   Acquisition of property and equipment                               (1,671,050)          (2,946,967)
   Increase in patents and licenses                                    (2,674,283)          (5,260,686)
   Increase in other assets                                              (158,710)             (31,803)
   Dividends received                                                      60,414              -------
                                                                      -----------          -----------
     Net cash used in investing activities                             (4,443,629)          (8,239,456)
                                                                      -----------          -----------
Cash flows from financing activities:
   Increase in borrowings under notes payable and long-term
     debt                                                                 -------            2,015,644
   Payments on notes payable and long-term debt                        (1,975,384)            (450,245)
   Net borrowings (payments) under line of credit                      (2,164,868)           2,188,259
   Proceeds from the issuance of common stock                             518,449              822,945
   Payments for repurchase of common stock                                -------              (77,000)
                                                                      -----------          -----------
        Net cash (used in) provided by financing activities            (3,621,803)           4,499,603
                                                                      -----------          -----------
Effect of exchange rate changes on cash and cash
 equivalents                                                             (259,860)              ------
(Decrease) increase in cash and cash equivalents                       (2,800,128)           2,819,513
Cash and cash equivalents at beginning of period                        6,469,515            3,767,011
                                                                      -----------          -----------
Cash and cash equivalents at  end of period                           $ 3,669,387          $ 6,586,524
                                                                      ===========          ===========


                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                OCTOBER 3, 1997

1.  BASIS OF PRESENTATION

  The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting gains and losses are deferred and are shown as a separate component of stockholders' equity. During the nine-months ended October 3, 1997 and September 27, 1996, foreign currency transaction gains and losses were not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

  Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  EXPORT SALES

  During the nine-months ended October 3, 1997 and September 27, 1996, the Company had export sales primarily to Europe and South Africa, Australia and Southeast Asia, of approximately $11,207,000 and $8,753,000. Of these sales, approximately $6,788,000 and $5,150,000 were to Europe, which is the Company's principal foreign market, for the nine-months ended October 3, 1997 and September 27, 1996.

  The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  INVENTORIES

  Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at October 3, 1997 and January 3, 1997.

                                         OCTOBER 3,     JANUARY 3,
                                            1997           1997
                                        -----------    -----------
Raw materials and purchased parts...... $ 2,558,482    $ 1,518,819
Work in process........................   2,105,592      1,644,234
Finished goods.........................   9,106,286      9,202,814
                                        -----------    -----------
                                        $13,770,360    $12,365,867
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

5.  INTERIM FINANCIAL STATEMENTS

  The financial statements for the nine-months ended October 3, 1997 and September 27, 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the nine-months ended October 3, 1997 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

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

                                            RELATIONSHIP TO
                                        TOTAL REVENUES FOR NINE              PERCENTAGE CHANGE
                                              MONTHS ENDED                    FOR NINE MONTHS
                                        ----------------------------         ------------------
                                        OCTOBER 3,      SEPTEMBER 27,            1997 VS
                                          1997             1996                   1996
                                        ----------      -------------        ------------------
                                                                             INCREASE (DECREASE)
Total revenues..........................   100.0%           100.0%                 10.8%
Cost of sales...........................    23.3             24.0                   7.7
Gross profit............................    76.7             76.0                  11.8
Costs and expenses:
      General and administrative........    13.7             13.5                  13.1
      Marketing and selling.............    27.7             29.1                   5.3
      Research and development..........     8.9              9.5                   3.7
Total costs and expenses................    50.3             52.1                   7.0
Operating income........................    26.4             23.9                  22.1
Other income (expense), net.............    (1.3)              .3                 -----
Income before income taxes..............    25.1             24.3                  14.3
Income tax provision....................     8.1              7.9                  13.1
                                           -----            -----
               Net income...............    17.0             16.4                  14.9
                                           =====            =====

REVENUES:

Revenues for the nine-month period ended October 3, 1997 were $34.0 million, which is 10.8% greater than the $30.7 million in revenues for the nine-month period ended September 27, 1996. The increase in revenues was attributable to
(i) a 28.4% rise in international sales reflecting increased demand for the Company's foldable IOL's and the commercialization of the STAAR Glaucoma Wick(TM) and implantable contact lens ICL(TM), a deformable intraocular refractive corrective lens, in selected foreign countries, and (ii) a 4.0% increase in sales within the United States due to a 6.0% increase in unit volume of foldable IOL's (primarily the ELASTIMIDE(TM) model), partially offset by a 2.5% general price decrease primarily due to a decrease in prices charged to certain large volume customers.

COST OF SALES:

Cost of sales decreased to 23.3% of revenues for the nine-months ended October 3, 1997 from 24.0% of revenues for the nine-months ended September 27, 1996. The principal reasons for this decline were increased operating efficiencies and economies of scale from increased sales volume. These savings were offset by price decreases and a product mix change due to an increased demand for the ELASTIMIDE(TM) IOL, which is relatively more expensive to manufacture.

GENERAL & ADMINISTRATIVE:

General and administrative expense increased nominally to 13.7% of revenues for the nine-months ended October 3, 1997 from 13.5% of revenues for the nine-
months ended September 27, 1996.   The increase in general and administrative
expense was attributable to additional administrative infrastructure expenditures required to support the increase in revenues.

MARKETING AND SELLING:

Marketing and selling expense decreased to 27.7% of revenues for the nine-months ended October 3, 1997 compared to 29.1% of revenues for the nine-months ended September 27, 1996. The decline in marketing and selling expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of fixed marketing and selling (i.e., non-commission) costs. The increase in marketing and selling expense in dollar terms was principally attributable to greater commissions paid arising from increased sales.

RESEARCH AND DEVELOPMENT:

Research and development expense decreased to 8.9% of revenues for the nine-months ending October 3, 1997 compared to 9.5% of revenues for the nine-months
ending September 27, 1996.   The Company plans to continue to spend
approximately 10% of revenues on research and development activities.

OTHER INCOME, (EXPENSE) NET:

Other income (expense) for the nine-months ended October 3, 1997 was ($450,000), or (1.3%) of revenues, as compared to $196,000, or 0.3% of revenues, for the nine-months ended September 27, 1996. The primary reasons for this decrease were increased interest expense, losses in translating foreign currency, and a decline in earnings related to the Company's joint venture with Canon STAAR.

INCOME TAX PROVISION

The effective income tax rate was 32.2 percent for the nine-months ended October 3, 1997 compared to 32.6 percent in the same period last year. The Company's effective income tax rate is lower than the federal statutory rate because the undistributed earnings of foreign subsidiaries are not subject to United States federal or state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the quarter ended October 3, 1997 decreased by approximately $2.8 million relative to the fiscal year ended January 3, 1997. This decrease was principally due to payments made by the Company on its notes payable and line-of-credit resulting in a corresponding decrease to those facilities.

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

As of October 3, 1997, the Company had a current ratio of 3.7:1, net working capital of $21.2 million and net equity of $43.0 million compared to January 3, 1997 when the Company's current ratio was 2.1:1, its net working capital was $15.0 million, and its net equity was $36.6 million.

The improvement in the Company's current ratio and net working capital is due to the renegotiation of the line of credit from a one-year to a two-year note resulting in a reclassification of notes payable from short-term to long-term.

During the year, the Company eliminated its deficit position and recorded retained earnings.

The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.



PART II - ITEM 5

OTHER INFORMATION

During the quarter ended July 4, 1997, the Company acquired a distributor of ophthalmic products in Europe.

During the quarter ended October 3, 1997, the Company was granted the European "CE Mark" of approval on its Toric intraocular lens (IOL); the implantable contact lens ICL, a deformable intraocular refractive corrective lens; the STAAR Glaucoma Wick(TM); and StaarVisc(TM), a viscoelastic solution.

Also during the quarter ended October 3, 1997, the Company completed Phase I clinical trials for the ICL(TM), a deformable intraocular refractive corrective lens, and received Food and Drug Administration (FDA) release to begin Phase II of its clinical trials.

Subsequent to the quarter ended October 3, 1997, the Company was given approval by the FDA to begin human clinical trials in the United States on the STAAR Glaucoma Wick(TM).

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
27   Financial Data Schedule

REPORTS ON FORM 8-K
None

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            STAAR SURGICAL COMPANY



Date:  November 12, 1997            By: /s/ WILLIAM C. HUDDLESTON
                                    -----------------------------
                                         William C. Huddleston
                                      Chief Financial Officer and
                                        Duly Authorized Officer
                                  (principal accounting and financial
                                       officer for the quarter)