Form 10-K
period 1998-01-02
STAAR SURGICAL COMPANY
filed 1998-04-01
CIK 718937

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED JANUARY 2, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM             TO
                           ---------   ---------

                        COMMISSION FILE NUMBER: 0-11634

                               ----------------

                            STAAR SURGICAL COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       95-3797439
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                1911 WALKER AVENUE, MONROVIA, CALIFORNIA 91016
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (626) 303-7902
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1998 was approximately $174,200,000 based upon the closing price per share of the Common Stock of $15.75 on that date.

  The number of shares outstanding of the issuer's classes of Common Stock as of March 24, 1998:

                Common Stock, $.01 Par Value--13,278,342 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I...................................................................   1
 ITEM 1. BUSINESS........................................................    1
         General.........................................................    1
         Overview........................................................    1
         Development of Business Over Past Five Years and Relevant Prior
          Events.........................................................    1
         Financial Information About Industry Segments...................    2
         Narrative Description of Business...............................    2
         Background......................................................    2
         Markets.........................................................    2
         Strategy........................................................    4
         Products........................................................    4
         Research and Development........................................    6
         Marketing, Selling and Distribution.............................    6
         Competition.....................................................    7
         Manufacturing and Suppliers.....................................    7
         Licenses and Distribution Rights................................    8
         Subsidiaries....................................................    8
         Facilities......................................................    8
         Employees and Labor Relations...................................    8
         Intellectual Property Rights....................................    9
         Regulatory Requirements.........................................    9
         Financial Information About Foreign and Domestic Operations and
          Export Sales...................................................   11
 ITEM 2. PROPERTIES......................................................   11
 ITEM 3. PENDING LEGAL PROCEEDINGS.......................................   11
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   11
 PART II..................................................................  12
 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS.................................................   12
 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA............................   13
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................   14
         Overview........................................................   14
         Results of Operations...........................................   15
         1997 Fiscal Year Compared to 1996 Fiscal Year...................   15
         1996 Fiscal Year Compared to 1995 Fiscal Year...................   16
         Liquidity and Capital Resources.................................   17
         Other Matters...................................................   19
         Foreign Exchange................................................   19
         Inflation.......................................................   19
         Year 2000 Compliance............................................   19
         Uncertainties and Risk Factors..................................   20
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   23
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................   23

                                                                            PAGE
                                                                            ----
 PART III..................................................................  23
 ITEMS 10., 11., 12. AND 13................................................  23
 PART IV...................................................................  24
 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K.....................................................   24

                                  ADVISEMENT

  Certain Statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company, or industry results. The Company has tried, wherever possible, to identify these forward looking statements by, among other things, using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the current beliefs of the Company and are based on information currently available to it. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the Company or the industry to differ materially from those expressed in, or implied by these statements. The Company is not obligated to update or revise these "forward looking" statements to reflect new events or circumstances.

                                    PART I

ITEM 1. BUSINESS

GENERAL

 Overview

  STAAR Surgical Company ("STAAR" or the "Company") is a publicly traded (Nasdaq National Market symbol "STAA") developer, manufacturer and global distributor of medical devices used in minimally invasive ophthalmic surgery. The Company's products are designed to improve the quality of patient outcomes, minimize patient risk and discomfort, and simplify ophthalmic surgical procedures for the benefit of surgeons and patients. The Company's primary products are its foldable intraocular lenses ("IOLs"), its Glaucoma Wick(TM), a "wick" style glaucoma implant, its Implantable Contact Len(TM) ("ICL(TM)"), a deformable intraocular refractive corrective lens, and its STAARVISC(TM) viscoelastic solution.

  The Company's foldable IOLs are used as replacements for the natural lens after its removal in cataract surgery. The ophthalmic surgeon can implant the foldable IOL through an incision as small as two millimeters. This provides numerous patient benefits including reduced risk of infection, decreased post-operative pain and discomfort, and shorter hospitalization and recovery time. The Glaucoma Wick(TM) is an innovative ocular device developed to provide a more effective and longer-term solution for glaucoma, a leading cause of blindness worldwide. The ICL(TM) is a deformable intraocular implant designed to correct refractive disorders, such as myopia (near-sightedness), hyperopia (far-sightedness) and potentially astigmatism. STAARVISC(TM) is a viscoelastic solution used during IOL and ICL(TM) implant procedures.

  The Company markets its IOLs, which accounted for 90% of its domestic revenues and 74% of its international revenues in 1997, respectively. The Company markets the Glaucoma Wick(TM), which the Company introduced in late 1995, and its ICLs(TM) and STAARVISC(TM) viscoelastic solution, which the Company introduced in late 1996, in selected foreign countries.

 Development of Business Over Past Five Years and Relevant Prior Events

  The Company was incorporated in California in 1982 as a successor to a partnership for the purpose of developing, producing and marketing IOLs and other products for minimally invasive ophthalmic surgery. The Company was reincorporated in Delaware in April 1986.

  In 1982 and 1983 the Company's operations consisted mainly of research and development and preliminary marketing and capital raising activities. In 1982 the Company commenced the development of foldable IOLs in association with Dr. Thomas R. Mazzocco, M.D., who patented the concept of folding or otherwise deforming an IOL or ICL(TM) for use in minimally invasive surgery. The Company acquired Dr. Mazzocco's patent, and began production and sale of foldable IOLs in 1986 for implantation in connection with clinical studies for such products. In September 1991, the Company received United States Food and Drug Administration ("FDA") pre-market approval for its foldable IOLs, which has been the Company's principal product line to date. See "Intellectual Property Rights" and "Products" in Item 1.

  In May 1995 and January 1996, the Company acquired certain exclusive royalty bearing licenses from Intersectoral Research and Technology Complex Eye Microsurgery ("IRTC") related to its glaucoma device and implantable contact lens. See "Licenses and Distribution Rights" and "Products" in Item 1.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Through 1997 the Company operated primarily within the cataract medical device segment of the overall ophthalmic market. Information relating to the Company's financial condition for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995 is set forth in "Item 8--Financial Statements and Supplementary Data." In late 1995 the Company introduced the Glaucoma Wick(TM), and in late 1996 the Company introduced the ICL(TM) and STAARVISC(TM) viscoelastic solution, for sale in selected foreign countries.

NARRATIVE DESCRIPTION OF BUSINESS

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

  The eye is affected by a number of ocular diseases, such as cataracts and glaucoma, and by common visual refractive disorders, such as myopia, hyperopia and astigmatism. Cataracts are an irreversible and progressive ophthalmic condition wherein the eye's natural lens loses its usual transparency and becomes opaque. Glaucoma results from the build-up of excessive intraocular pressure, primarily due to poor drainage of the aqueous humor. The increase in pressure slowly and progressively damages the optic disc, resulting in a gradual loss of vision. Myopia and hyperopia are caused by an anatomical imbalance between the shape of the eye and the resulting distance between the cornea and the retina. Astigmatism is caused by irregularities in the smoothness and curvature of the cornea, causing improper focusing of the incoming light on the retina and consequential blurring of vision.

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

  Cataract Lenses. Cataracts occur in varying degrees in approximately one-half of Americans between the ages of 65 and 75, and approximately 70% of those over the age of 75. Approximately 20% to 25% of cataract patients have pre-existing astigmatism. Industry sources estimate that approximately 2.3 million IOLs were implanted in the United States in 1997, generating approximately $242 million in sales. The Company believes approximately 2.5 million IOLs were implanted outside the United States during 1997 (not including China and Russia, for which no reliable data exists), generating an additional $350 million of sales. The Company believes that approximately 65% of the domestic market for IOLs in 1997 was held by foldable IOLs, compared to approximately 15% in 1992, and that approximately 35% to 45% of the international market share is presently held by foldable IOLs. The Company believes the share of the worldwide market held by foldable IOLs will continue to increase by virtue of the benefits of foldable IOLs over hard IOLs.

  Glaucoma Treatments. This market encompasses drug therapies as well as traditional and laser surgical procedures for use in mitigating the effects of glaucoma. There is no known cure for glaucoma; the most commonly prescribed glaucoma drugs either inhibit the build-up of intraocular fluid or promote increased drainage, in either case reducing intraocular pressure and eye damage. Traditional surgical procedures for glaucoma (trabeculectomies) and laser surgical procedures for glaucoma (trabeculoplasties) remove a portion of the trabecular meshwork to create a channel for fluid to drain from the eye. The selection of drug treatment over a trabeculectomy or trabeculoplasty is, in part, dependent upon the stage of the disease and the prevailing glaucoma treatment used in the country in which the treatment is given.

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

  Refractive Vision Correction. The refractive vision correction market includes corrective eyewear such as eyeglasses and external contact lenses and traditional and laser surgical procedures. Approximately 50% of the world's population is afflicted with common refractive vision disorders such as myopia, hyperopia and astigmatism, and approximately 150 million people within the United States currently use some form of eyewear to correct for these disorders. In 1996, the vision correction market in the United States was approximately $15 billion. This market includes corrective eyeglasses, external contact lenses and various surgical procedures such as radial keratotomy ("RK"), a conventional surgical technique, and photorefractive keratectomy ("PRK") and laser in-situs keratomileusis ("LASIK"), surgical techniques performed with the use of a laser. It is estimated that over one million RK procedures have been performed in the United States, most of which have occurred since 1989. In 1995, 350,000 RK procedures were performed, at an average cost of $1,000 to $3,000 per procedure. Management believes that surgeons have used PRK and LASIK, more recently developed refractive surgery techniques, in an estimated one million procedures to date worldwide. The procedure was approved in the United States in 1996. Laser procedures are expected to gain market share from RK. Industry sources estimate that the number of laser procedures in the United States could reach 300,000 in 1998, representing a potential market of $450 million. Approximately seven million people in the United States are afflicted with severe cases of myopia and hyperopia of greater than seven diopters which are not currently addressed by existing conventional or laser surgical procedures and frequently can be only partially corrected with eyeglasses and external contact lenses.

  Viscoelastic Solution Products. The viscoelastic solution market relates to gel-like substances used during ophthalmic surgeries to maintain the space and shape of the eye, to act as a buffer against cell damage and to otherwise act as a lubricant for minimally invasive eye surgery. Industry studies indicate that approximately 2.8 million units of viscoelastic solution were sold within the United States in 1997, generating approximately $148 million in sales. Management believes the international market for viscoelastic solution is at least the size of the domestic market for this product.

 Strategy

  The Company's strategy is to increase its share of the worldwide market for ophthalmic products through the development and marketing of innovative "next generation" products and technologies which utilize minimally invasive surgical procedures. The key elements of this strategy are to: (i) develop products that deliver distinct clinical and economic benefits to patients and surgeons; (ii) maintain a leading technological role in the industry; and
(iii) expand markets worldwide.

 Products

  The Company develops, manufactures and globally distributes medical devices used in minimally invasive ophthalmic surgery. The Company's products are designed to: (i) improve patient outcomes; (ii) minimize patient risk and discomfort; and (iii) simplify ophthalmic procedures for the benefit of surgeons and patients. The Company's principal customers are ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations.

  Intraocular Lenses (IOLs) and Related Cataract Products. The Company's principal products are its foldable IOLs for use in minimally invasive cataract surgical procedures. The Company's IOLs can be folded or otherwise deformed, and therefore can be implanted into the eye through an incision as small as 2 mm. Once inserted, the Company's IOL unfolds naturally into the capsular bag which previously held the cataractous lens. The primary advantages of using minimally invasive surgical procedures are:

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

  . Faster Recovery of Vision. Patients can typically recover their best vision the same day the procedure is performed, as opposed to thirty- to forty-five days following surgery in the case of hard IOLs.

  . Enhanced Benefits to Surgeons. The use of foldable IOLs enables ophthalmologists to more quickly perform surgical procedures at lower cost, and with greater ease and consistently higher quality outcomes.

  The Company's foldable IOLs come in two differently configured styles, the advanced single-piece ELASTIC(TM) model, and the ELASTIMIDE(TM) model based upon the traditional three-piece design. The selection of one model over the other is primarily based upon the preference of the ophthalmologist, although the Company believes more experienced ophthalmologists prefer the single-piece ELASTIC(TM) model. Sales of foldable IOLs accounted for approximately 85% of total revenues for its 1997 fiscal year, 91% of total revenues for its 1996 fiscal year, and 97% of the Company's total revenues for its 1995 fiscal year.

  The Company has developed, and currently markets in selected foreign countries, its TORIC(TM) IOL, a toric version of its ELASTIC(TM) IOL, which is specifically designed for patients with pre-existing astigmatism. The Company is the only IOL manufacturer to offer a product for astigmatism. In July 1997, the Company received a CE Mark allowing it to sell its toric IOL in each of the countries comprising the European Union. The Company has completed clinical studies for the TORIC(TM) IOL, and filed a pre-market application to market this product in the United States with the FDA. The pre-market application has been approved by the FDA pending review and approval by the FDA ophthalmic panel. The Company anticipates that the ophthalmic panel will review the application in mid-1998 and, if the panel approves the application, the FDA will grant final pre-market approval to market the TORIC(TM) IOL in the United States shortly thereafter. No assurance can be given as to when or if ophthalmic panel and/or FDA pre-market approval for this product will be obtained.

  As part of its approach to providing a complete line of complementary products for use in minimally invasive cataract surgery, the Company also markets several styles of lens injectors and sterile cartridges used to insert its IOLs, a phacoemulsification machine used to remove the cataractous lens, and several styles of disposable and reusable surgical packs and ultrasonic cutting tips used with the Company's phacoemulsification machine.

  Glaucoma Wick(TM). The Glaucoma Wick(TM) is a medical device surgically implanted into the eye to reduce intraocular pressure ("IOP"). It is made of biocompatible material which, through its porosity and hydrophilic properties, promotes drainage of excess eye fluid. The Glaucoma Wick(TM) is specifically designed for patients suffering from open-angled glaucoma, which is the most prevalent type of glaucoma. In contrast to trabeculectomies and trabeculoplasties, implantation of the Glaucoma Wick(TM) does not require penetration of the anterior chamber of the eye. Instead, a small flap of the outer eye tissue is folded back, the Glaucoma Wick(TM) is placed above the trabecular meshwork and the outer flap is refolded into place. The Glaucoma Wick(TM) swells to approximately five to ten times its original size, and is absorbed within one to six months after implantation, creating a new drainage pathway. The fifteen- to thirty-minute surgical procedure to implant the Glaucoma Wick(TM) is performed under local or topical anesthesia, typically on an outpatient basis.

  Management believes the hydrophilic properties of the Glaucoma Wick(TM) and the minimally invasive nature of the surgery offer several advantages over existing surgical procedures, including: (i) greater efficacy, (ii) a longer-term solution, (iii) reduced risk of surgical complications, and (iv) cost effectiveness.

  The Company believes the Glaucoma Wick(TM) is an attractive product for: (i) managed care and health maintenance organizations and group purchasing organizations who desire to control their costs and at the same time provide their customers with a higher standard of health care; (ii) less developed countries which lack the resources and infrastructure to provide continuous treatments; and (iii) ophthalmic surgeons who have traditionally referred their patients to glaucoma specialists. Adoption by ophthalmic surgeons, however, will be dependent upon the rate at which they learn the advanced surgical skills necessary to perform the implant or at which time instrumentation is developed to simplify the procedure. The Company will promote this product by educating surgeons through its highly trained technical sales force. See "Uncertainties and Risk Factors--Risks Relating to Commercialization of New Products" in Item 7.

  The Company introduced the Glaucoma Wick(TM) in late 1995 for commercial sale on a limited basis in South Africa and selected countries in Europe and South America. In August 1997, the Company received a CE Mark allowing it to sell the Glaucoma Wick(TM) in each of the countries comprising the European Union. In November 1997, the FDA granted the Company an IDE permitting the Company to conduct a single-phase clinical study allowing the Company to implant the Glaucoma Wick(TM) in 175 patients. The Company would, after concluding this study, submit a pre-market application to the FDA for approval of the Glaucoma Wick(TM). No assurance can be given that the clinical study will be successful and, if so, as to when or if FDA 510(k) clearance for this product will be obtained. See "Uncertainties and Risk Factors--Government Regulation and Uncertainty of Product Approval" in Item 7.

  Implantable Contact Lenses(TM) (ICLs(TM)). ICLs(TM) are medical devices implanted in the eye to permanently correct common refractive vision disorders including myopia, hyperopia and potentially astigmatism. The ICL(TM) is initially targeted to persons afflicted with severe hyperopia and myopia (defined as more than seven diopters) which are not currently being addressed through current traditional or laser surgical procedures, and frequently can be only partially corrected with eyeglasses or external contact lenses. The Company believes that these individuals, who suffer significant vision impairment, are the most likely to seek surgical alternatives. The Company also believes the ICL(TM) will be an attractive alternative for individuals afflicted with moderate cases of myopia and hyperopia.

  The Company's ICL(TM) is folded and implanted into the eye behind the iris and in front of the normal lens using minimally invasive surgical techniques similar to implanting an IOL during cataract surgery, except that the human lens is not removed. The five- to twenty-minute surgical procedure to implant the ICL(TM) is typically performed with topical anesthesia on an outpatient basis.

  Management believes the use of an ICL(TM) affords a number of advantages over existing refractive surgical procedures, such as RK, PRK and LASIK, including the following: (i) potentially corrects all levels of myopia and hyperopia; (ii) may provide superior predictability of results; (iii) enables faster recovery of vision and rehabilitation; and (iv) produces potentially superior refractive results.

  The Company commenced commercial sales of ICLs(TM) in late 1996 on a limited basis in South Africa, China, and selected countries in Europe and South America. In August 1997, the Company received a CE Mark allowing it to sell the ICL(TM) in each of the countries comprising the European Union. In February 1997, the FDA granted the Company an IDE to commence clinical studies consisting of three distinct phases within the United States. The Company has completed the first phase of the IDE, pursuant to which the Company has implanted ten ICLs(TM) each for myopia and hyperopia, and is presently engaged in the second phase of the IDE, pursuant to which the Company will implant 62 ICLs(TM) each for myopia and hyperopia. No assurance can be given as to the ultimate results of the second phase of the clinical study, whether the FDA will grant approval to expand the study to the third phase, or as to when or if the FDA will grant pre-market approval for the ICL(TM). See "Uncertainties and Risk Factors--Government Regulation and Uncertainty of Product Approval" in Item 7.

  Viscoelastic Solution Products. Viscoelastic solution is a gel-like substance which can be used during IOL and ICL(TM) surgery to assist the ophthalmic surgeon in establishing and maintaining the space and shape of the anterior and posterior chambers of the eye. It also acts as a resilient buffer to protect against inadvertent damage to the vital endothelial cells in the eye. Viscoelastic solution is also effective as a lubricant for injection of foldable IOLs and ICLs(TM) using minimally invasive surgical procedures. The Company believes it can effectively market its STAARVISC(TM) hyaluronic acid-based viscoelastic solution in conjunction with its foldable IOL and ICL(TM) products.

  The Company introduced its STAARVISC(TM) viscoelastic solution in late 1996 for commercial sale on a limited basis in Canada and selected countries in Europe and South America. In August 1997, the Company received a CE Mark allowing it to sell its STAARVISC(TM) viscoelastic solution in each of the countries comprising the European Union. The only significant pending action necessary to obtain FDA pre-market approval to commercially market STAARVISC(TM) within the United States is satisfaction of FDA regulations pertaining to Good Manufacturing Practices. The Company believes it has addressed all matters raised by the FDA concerning Good Manufacturing Practices and expects to receive FDA pre-market approval in the near future. See "Uncertainties and Risk Factors--Government Regulation and Uncertainty of Product Approval" in Item 7.

 Research and Development

  The Company is focused on furthering technological advancements in the ophthalmic products industry through continuous development and innovation of ophthalmic products and materials, and related surgical techniques to promote these products. See "Business--Strategy" above. The Company maintains an active internal research and development program comprised of over 25 employees. Over the past year, the Company has principally focused its research and development efforts on: (i) developing the Company's ICLs, Glaucoma Wick(TM) and TORIC(TM) IOL; (ii) improving insertion and delivery systems for the Company's foldable IOLs; and (iii) generally improving the manufacturing systems and procedures for all products to reduce manufacturing costs. Research and development expenses amounted to approximately $3,936,000, $4,085,000 and $3,254,000 for the Company's 1997, 1996 and 1995 fiscal years, respectively.

 Marketing, Selling and Distribution

  The Company maintains a highly trained sales force that works closely with its customers (primarily surgeons and other health care providers) to educate them on the benefits of its products, and the skills and techniques needed to perform minimally invasive surgical procedures. The Company supplements its direct sales efforts through advertising in medical and trade journals and by sponsoring surgical procedure courses, seminars and technical presentations chaired by leading ophthalmologists.

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

 Competition

  Competition in the medical device field is intense and characterized by extensive research and development and rapid technological change. Development by competitors of new or improved products, processes or technologies may make the Company's products obsolete or less competitive. The Company will be required to devote continued efforts and significant financial resources to enhance its existing products and/or develop new products for the ophthalmic industry. See "Uncertainties and Risk Factors--Highly Competitive Industry; Rapid Technological Change" in Item 7.

  The Company believes its primary competition for foldable IOLs includes Bausch & Lomb Surgical ("Bausch & Lomb"), a subsidiary of Bausch & Lomb, Incorporated; Allergan Medical Optics ("AMO"), a subsidiary of Allergan, Inc. ("Allergan"); Alcon Surgical, Inc. ("Alcon"), a subsidiary of Alcon Laboratories, Inc.; Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") and Mentor Corporation ("Mentor"). Each of these competitors is a licensee of the Company's foldable patents. Significant competitors in the hard IOL market are believed to include Bausch & Lomb, AMO, Pharmacia & Upjohn, Alcon and Mentor.

  The Company's primary competition for glaucoma products is from pharmaceutical companies. The Company believes Merck & Company, Inc., Alcon, Allergan and Bausch & Lomb are the largest providers of glaucoma drugs within the United States, and CIBA Vision Corporation, a subsidiary of CIBA-GEIGY Corporation, Pharmacia & Upjohn and Lederle Laboratories, a subsidiary of American Home Products, are the largest internationally. The portion of this market held by glaucoma devices is insignificant at present.

  The Company will face significant competition for its ICLs(TM) generally from manufacturers and distributors of corrective eyeglasses and external contact lenses, and particularly from providers of conventional and laser surgical procedures. The Company believes its primary competitors for laser surgical procedures are Summit Technology, Inc. ("Summit"), VISX, Incorporated ("VISX"), Sunrise Medical, Bausch & Lomb and Nidek Co., Ltd. Summit's and VISX's excimer lasers for PRK are the only products which have received pre-market approval from the FDA for sale within the United States. KeraVision, Inc. is developing the corneal ring.

  Pharmacia & Upjohn, which distributes and manufactures a hyaluronic acid-based viscoelastic solution known as Healon(TM), is the primary competitor for this product. Other companies, such as AMO, Bausch & Lomb and Alcon, also sell viscoelastic type products.

 Manufacturing and Suppliers

  The Company principally manufactures its IOLs at its facilities located in California, and its Glaucoma Wick(TM) and ICLs(TM) at its facilities located in Switzerland. Many components of the Company's products are purchased to its specifications from suppliers or subcontractors. Most of these components are standard parts available from multiple sources at competitive prices. The Company presently has one supplier of silicone, the principal raw material for its lenses, although it can purchase this raw material from several distributors. Similarly, certain items used by the Company in its disposable surgical packs are provided by a single supplier. The Company's PHACO XL(TM) phacoemulsification machine is being manufactured for the Company by unaffiliated third parties. If any of these supply sources becomes unavailable, the Company believes that it would be able to secure alternate supply sources within a short period of time and with minimal or no disruption.

 Licenses and Distribution Rights

  The Company has granted licenses to certain of its patents, trade secrets and technology, including its foldable technology, to other companies for use in connection with their cataract products. The licenses under the patents extend for the life of the patents. The licensees include AMO, Alcon, Bausch & Lomb, Mentor and Canon STAAR, a joint venture owned equally by the Company and Canon, Inc. and Canon Sales Co., Inc. Included in some of the licenses granted are licenses to certain of the Company's foldable patents which were granted on an exclusive basis to Canon STAAR (for Japan only), on a non-exclusive basis to Alcon, Bausch & Lomb, Mentor and Canon STAAR (with respect to the world other than Japan), and on a co-exclusive basis to AMO. At the time these licenses were granted, the Company received substantial pre-payments of royalties on all but one of the licenses. The pre-payment period on many of these licenses have since lapsed or will lapse in the near future. The Company's business strategy is not dependent upon realizing royalties from these licenses in the future.

  In May 1995, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell IRTC's glaucoma devices in the United States, Europe, Latin America, Africa, Asia and Japan, and non-exclusive rights with respect to the countries in the Commonwealth of Independent States (or former Union of Soviet Socialists Republic) and China. In January 1996, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell ICLs(TM) using IRTC's biocompatible materials in the United States, Europe, Latin America, Africa, Asia and Japan, and non-exclusive rights with respect to the Commonwealth of Independent States. The terms of these licenses extend for the life of the patents. In connection with these licenses, IRTC also assigned its patent for its biocompatible material for IOLs and ICLs(TM) to the Company. The Company has since adopted IRTC's biocompatible material and glaucoma device design for the Company's Glaucoma Wick(TM), and has incorporated IRTC's biocompatible materials for use with the Company's proprietary ICL(TM) design.

 Significant Subsidiaries

  The Company's only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company's products, including its Glaucoma Wick(TM) and ICLs(TM). The Company and STAAR Surgical AG have also formed or acquired a number of directly or indirectly owned subsidiaries to distribute and market the Company's products in selected foreign countries.

 Facilities

  The Company's executive and its principal manufacturing and warehouse facilities are located in Monrovia, California. STAAR Surgical AG maintains executive offices and manufacturing and warehouse facilities in Berne, Switzerland The Company also maintains complete laboratory facilities in each of its Monrovia and Berne facilities. Certain of the Company's distribution subsidiaries also lease storage facilities to facilitate their distribution activities. See "Item 2--Properties."

  The Company believes that its existing facilities have been adequate for its needs, and will continue to be adequate for existing levels of operations. The Company expects no difficulties in renewing leases, or replacing or making additions to its existing facilities or in establishing new facilities.

 Employees and Labor Relations

  The Company and its subsidiaries had a total of 269 employees as of January 2, 1998, including 54 in administration, 55 in marketing and sales, 26 in research and development and technical services and 134 in manufacturing, quality control and shipping. The Company and its subsidiaries are non-unionized. The Company believes that its relations with its employees are good.

 Intellectual Property Rights

  The Company and/or its licensors have pending patent applications and issued patents in various countries relating specifically to the Company's products or various aspects thereof, including the Company's core patent (the "Mazzocco Patent") relating to methods of folding or deforming a foldable IOL or ICL(TM) for use in minimally invasive surgery. The Mazzocco Patent was granted by the United States Patent Office in March 1986 to Dr. Thomas Mazzocco, M.D., a practicing ophthalmologist and a co-founder of the Company. The Company has since obtained patent protection for the Mazzocco Patent or made application for such protection in certain foreign countries. The Company has also received an assignment from IRTC of its patents for glaucoma devices and biocompatible material for IOLs.

  The Company has obtained a registered trademark on the mark STAAR and associated logo. The Company also has common law trademark rights to a number of other marks and has also applied for registration for a number of these marks.

  An adverse decision from a Court of competent jurisdiction affecting the validity or enforceability of the Company's patents (principally the Company's core Mazzocco Patent) or proprietary rights owned by or licensed to the Company could have, depending generally on the economic importance of the country or countries to which such patents or proprietary rights relate, an adverse effect on the Company and on its business prospects. Legal costs relating to prosecuting or defending patent infringement litigation may be substantial. Costs of litigation related to successful prosecution of patent litigation are capitalized and amortized over the estimated useful life of the relevant patent. There can be no assurance that the Company will be able to successfully defend its patents and proprietary rights in the future. See "Uncertainties and Risk Factors--Patents and Proprietary Rights" in Item 7.

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

  FDA approval for a Class III device begins with the submission of an application for an Investigational Device Exemption or IDE which, if granted, will permit the implantation of a limited number of products (typically less than 100) on a clinical study basis. Based upon the results from the initial core population, the FDA will then allow one or more additional core studies to be performed, typically 500 to 700 implants. The complete clinical results will then be reviewed by an FDA advisory panel of outside experts. If the advisory panel approves the product based upon the results, the FDA will then generally grant pre-market approval assuming satisfaction of its other requirements. The grant of an IDE, the performance of clinical studies, the submission of an application for pre-market approval, and advisory panel approval, may take three to ten years depending, in part, upon the complexity and known attributes or history of the medical device.

  A medical device that is substantially equivalent to a directly related medical device previously in commerce may be eligible for abbreviated FDA pre-market notification "510(k) review" process. The review period and FDA determination as to substantial equivalence should be made within 90 days of submission of a 510(k) application, unless additional information or clarification or clinical studies are requested or required by the FDA. As a practical matter, the review process and FDA determination often take significantly longer than 90 days. FDA 510(k) clearance is a "grandfather" process. As such, FDA clearance does not imply that the safety, reliability and effectiveness of the medical device has been approved or validated by the FDA, but merely means that the medical device is substantially equivalent to a previously cleared commercially-related medical device.

  The Company's IOLs, ICLs(TM), Glaucoma Wick(TM) and STAARVISC(TM) viscoelastic solution are Class III devices, and its phacoemulsification equipment, lens injectors, ultrasonic cutting tips and surgical packs are Class II devices. The Company has received FDA pre-market approval for its IOLs (other than its TORIC(TM) IOL), and FDA 510(k) clearance for its phacoemulsification equipment, lens injectors, ultrasonic cutting tips and surgical packs. The Company is presently conducting clinical studies under an IDE for its ICL(TM) (second of three phases) and its Glaucoma Wick(TM) (single phase). The Company believes it has addressed all matters raised by the FDA concerning its STAARVISC(TM) viscoelastic solution and expects to receive FDA pre-market approval in the near future. The Company anticipates that the FDA's ophthalmic panel will review the Company's pre-market application for the TORIC(TM) IOL in mid-1998 and, if the panel approves the application, the FDA will grant final pre-market approval to market the TORIC(TM) IOL in the United States shortly thereafter.

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

  The member countries of the European Economic Union (the "Union") currently permit, and by June 14, 1998 will require, all medical products sold within their borders to carry a "CE" marking. The CE marking denotes that the applicable medical device has been found to be in compliance with guidelines concerning manufacturing and quality control, technical specifications and biological/chemical and clinical safety. The CE marking supersedes all current medical device regulatory requirements for Union countries. The Company has obtained the CE mark for all of its principal products, including its IOLs (including the TORIC(TM) IOL), ICLs(TM), Glaucoma Wick(TM) and STAARVISC(TM) viscoelastic solution.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  Approximately $30,397,000, $29,069,000 and $26,561,000 in the Company's
overall revenues were generated in the United States for its 1997, 1996 and 1995 fiscal years, respectively, constituting approximately 67%, 69% and 77% of its overall revenues for such fiscal years, respectively. Europe, which is the Company's principal foreign market, generated approximately $8,924,000, $8,173,000 and $4,841,000 in revenues for the Company's 1997, 1996 and 1995 fiscal years, respectively, constituting approximately 20%, 19% and 14% of the Company's overall revenues for such respective fiscal years. The balance of the Company's foreign sales were distributed amongst the Asian/Pacific, Middle Eastern, South African and South American geographic areas. Substantially all products sold in 1997 were manufactured in the United States. See Note 16 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

  The Company's Monrovia, California, facilities consist of leased industrial buildings of approximately 92,000 square feet. The leases expire between 1998 and 2002, and currently require aggregate payments of approximately $37,000 per month. STAAR Surgical AG's facilities in Berne, Switzerland, consist of a leased industrial building of approximately 11,000 square feet. The lease expires in 2000, and currently require payments of approximately $10,000 per month. See "Narrative Description of Business--Facilities," in Item 1 above.

ITEM 3. PENDING LEGAL PROCEEDINGS

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the quarter ended January 2, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  The Company's Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation ("Nasdaq") National Market under the symbol "STAA." The following table sets forth the reported high and low sale prices and volume of trading of the Common Stock as reported by Nasdaq for the calendar periods indicated:

     PERIOD                                                       HIGH     LOW
     ------                                                      ------- -------
     1997:
     Fourth Quarter............................................. $18.625 $14.375
     Third Quarter..............................................  18.125  10.500
     Second Quarter.............................................  14.125   9.625
     First Quarter..............................................  14.125   9.875
     1996:
     Fourth Quarter............................................. $14.375 $10.375
     Third Quarter..............................................  16.500  11.875
     Second Quarter.............................................  17.875  12.375
     First Quarter..............................................  14.750   9.875
     1995:
     Fourth Quarter                                              $12.675 $ 9.875
     Third Quarter..............................................  12.750   8.250
     Second Quarter.............................................  11.375   7.500
     First Quarter..............................................  13.125   7.875

  The last reported sale price for the Company's Common Stock on the Nasdaq National Market on March 24, 1998, was $15.75 per share. As of March 24, 1998, there were approximately 1,206 record holders of the Common Stock.

  The Company has not paid any cash dividends on its Common Stock since its inception. The Company currently anticipates that all income will be retained to develop further the Company's business and that no cash dividends on the Common Stock will be declared in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected consolidated financial data of the Company with respect to the Company's five most recent fiscal years ended January 2, 1998, January 3, 1997, December 29, 1995, December 30, 1994 and December 31, 1993. The selected consolidated statement of operations data set forth below for each of the three fiscal years in the period ended January 2, 1998, and the selected consolidated balance sheet data set forth below at January 2, 1998 and January 3, 1997, are derived from the Consolidated Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this Annual Report. The selected consolidated statement of operations data set forth below for each of the two fiscal years in the period ended December 30, 1994, and the consolidated balance sheet data set forth below at December 29, 1995, December 30, 1994 and December 31, 1993, are derived from the Company's audited consolidated financial statements not included elsewhere in this Annual Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto, included elsewhere in this Annual Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                              FISCAL YEAR ENDED
                         ------------------------------------------------------------
                         JANUARY 2, JANUARY 3, DECEMBER 29, DECEMBER 30, DECEMBER 31,
                            1998       1997        1995         1994         1993
                         ---------- ---------- ------------ ------------ ------------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Sales...................  $42,480    $41,213     $34,180      $26,333      $19,603
Royalty income..........    3,040      1,000         514        1,020          473
                          -------    -------     -------      -------      -------
    Total revenues......   45,520     42,213      34,694       27,353       20,076
Cost of sales...........   10,262     10,196       8,441        6,059        3,980
                          -------    -------     -------      -------      -------
    Gross profit........   35,258     32,017      26,253       21,294       16,096
Costs and expenses:
  General and
   administrative.......    6,334      5,628       5,000        4,365        4,907
  Marketing and selling.   12,719     12,227      10,911        8,694        6,998
  Research and
   development..........    3,936      4,085       3,254        2,718        2,260
                          -------    -------     -------      -------      -------
    Total costs and
     expenses...........   22,989     21,940      19,165       15,777       14,165
Operating income........   12,269     10,077       7,088        5,517        1,931
Other income (expense)..     (579)       153         303          625          685
                          -------    -------     -------      -------      -------
Income before income
 taxes..................   11,690     10,230       7,391        6,142        2,616
Income tax provision
 (benefit)(1)...........    4,271      3,339         (91)      (2,184)          81
                          -------    -------     -------      -------      -------
Net income..............  $ 7,419    $ 6,891     $ 7,482      $ 8,326      $ 2,535
                          =======    =======     =======      =======      =======
Basic net income per
 share..................  $  0.57    $  0.53     $  0.59      $  0.67      $  0.21
                          =======    =======     =======      =======      =======
Diluted net income per
 share..................  $  0.53    $  0.50     $  0.55      $  0.63      $  0.20
                          =======    =======     =======      =======      =======
Weighted average number
 of basic shares........   13,124     12,910      12,756       12,514       12,335
                          =======    =======     =======      =======      =======
Weighted average number
 of diluted shares......   14,113     13,867      13,679       13,170       12,823
                          =======    =======     =======      =======      =======
BALANCE SHEET DATA:
Working capital.........  $24,936    $15,000     $16,335      $14,166      $ 7,354
Total assets............   62,391     52,056      38,803       28,888       18,776
Notes payable and cur-
 rent portion of long-
 term debt..............    1,608      8,193       4,029        1,792        1,634
Long-term debt..........    5,750        844       1,212          572            0
Stockholders' equity....   44,783     36,604      28,678       22,029       11,986

--------
(1) Includes recognition of deferred tax asset of $2.4 million for 1994 and $900,000 for 1995. See Note 7 to the Company's Consolidated Financial Statements.

  The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 1996 and 1997. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding. The unaudited quarterly financial data presented below has not been subject to a review by BDO Seidman, LLP, the Company's independent certified public accountants.

                                                FIRST  SECOND   THIRD  FOURTH
                                               QUARTER QUARTER QUARTER QUARTER
                                               ------- ------- ------- -------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
   For the Fiscal Year Ended January 2, 1998
     Revenues................................. $10,555 $11,584 $11,825 $11,556
     Gross profit............................. $ 8,095 $ 8,889 $ 9,065 $ 9,209
     Net income............................... $ 1,749 $ 1,953 $ 2,064 $ 1,653
     Basic income per share................... $  0.13 $  0.15 $  0.16 $  0.13
     Diluted income per share................. $  0.13 $  0.14 $  0.14 $  0.12
   For the Fiscal Year Ended January 3, 1997
     Revenues................................. $ 9,529 $10,327 $10,799 $11,557
     Gross profit............................. $ 7,255 $ 7,885 $ 8,164 $ 8,713
     Net income............................... $ 1,498 $ 1,745 $ 1,775 $ 1,873
     Basic income per share................... $  0.12 $  0.13 $  0.14 $  0.14
     Diluted income per share................. $  0.11 $  0.12 $  0.13 $  0.14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company develops, manufactures and globally distributes medical devices used in minimally invasive ophthalmic surgery. The Company's primary products are its foldable IOLs, its Glaucoma Wick(TM), its ICLs(TM) and its STAARVISC(TM) viscoelastic solution. The Company markets its principal products, its IOLs, both domestically and in numerous foreign countries. IOL sales accounted for 90% of the Company's domestic revenues and 74% of the Company's international revenues in 1997, respectively. The Company markets the Glaucoma Wick(TM), which the Company introduced in late 1995, and its ICLs(TM) and STAARVISC(TM) viscoelastic solution, which the Company introduced in late 1996, in selected foreign countries.

  The Company has marketed its foldable IOLs internationally since 1986 and, in September 1991, following a lengthy period of clinical studies, received FDA pre-market approval to fully market the Company's ELASTIMIDE(TM) and ELASTIC(TM) foldable IOL models within the United States. Since that time, the Company's total revenues increased from $10.2 million in its 1992 fiscal year to $45.5 million in its 1997 fiscal year, representing a compound annual growth rate of 35%. The Company also receives royalty income with respect to certain of its licensed technologies, although it does not consider the royalty income to be material to its prospective financial condition.

  International revenues represented 33.2% of total revenues for the 1997 fiscal year, up from 10.7% for the 1992 fiscal year. The mix of the Company's revenues and profits, on both a product and geographic basis, will be affected by the continued introduction and acceptance of the Company's Glaucoma Wick(TM), ICLs(TM) and STAARVISC(TM) viscoelastic solution in various markets worldwide, including the United States. Sales of the Company's Glaucoma Wick(TM) and ICLs(TM) will be limited to international markets until such products receive United States FDA pre-market approval. The Company's objective is to increase international revenues to account for one-half of total revenue.

  The Company's principal customers are ophthalmologists, ambulatory surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations. The Company generally supplies a quantity of foldable IOLs with different specifications to customers on a consignment basis and recognizes sales when an ophthalmic surgeon implants the consigned foldable IOL. Sales to distributors are generally recognized upon shipment. The Company typically does not have any backlog of orders for its products. The Company's customers for foldable IOLs are generally eligible to receive reimbursements from government or private third-party payors, such as Medicare, subject to certain limitations and pricing pressures. The Company does not expect that ICLs(TM) will be eligible for, and there can be no assurance that the Glaucoma Wick(TM) will be eligible for, reimbursement by government or private third-party payors.

RESULTS OF OPERATIONS

  The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's income statement for the period indicated and the percentage increase or decrease in such items over the prior period.

                                                                   PERCENTAGE
                                   PERCENTAGE OF TOTAL REVENUES      CHANGE
                                ---------------------------------- -----------
                                                                     FISCAL
                                        FISCAL YEAR ENDED          YEAR ENDED
                                ---------------------------------- -----------
                                                                   1996  1995
                                JANUARY 2, JANUARY 3, DECEMBER 29, VS.    VS.
                                   1998       1997        1995     1997  1996
                                ---------- ---------- ------------ ----  -----
   Total revenues.............    100.0%     100.0%      100.0%     7.8%  21.7 %
   Cost of sales..............     22.5       24.2        24.3      0.7   20.8
                                  -----      -----       -----
   Gross profit...............     77.5       75.8        75.7     10.1   22.0
   Costs and expenses:
     General and
      administrative..........     13.9       13.3        14.4     12.5   12.6
     Marketing and selling....     27.9       29.0        31.5      4.0   12.1
     Research and development.      8.6        9.7         9.4     (3.6)  25.5
                                  -----      -----       -----
       Total costs and
        expenses..............     50.5       52.0        55.3      4.8   14.5
   Operating income...........     27.0       23.9        20.4     21.7   42.2
   Other income (expense),
    net.......................     (1.3)       0.4         0.9      --   (49.6)
                                  -----      -----       -----
   Income before income taxes.     25.7       24.2        21.3     14.3   38.4
   Income tax provision (bene-
    fit)......................      9.4        7.9        (0.3)    27.9    --
                                  -----      -----       -----
   Net income.................     16.3%      16.3%       21.6%     7.7%  (7.9)%
                                  =====      =====       =====

 1997 Fiscal Year Compared to 1996 Fiscal Year

  Revenues. Revenues for the year ended January 2, 1998 were $45.5 million, representing a 7.8% increase over $42.2 million in revenues for the prior year ended January 3, 1997. The increase in revenues was principally attributable to: (i) an increase in royalty payments, primarily due to a payment by a licensee of past royalties; and (ii) increased sales of the Company's new products and increased international sales of the Company's IOLs, partially offset by domestic and international price decreases. Royalty revenues increased from $1.0 million to $3.0 million. Revenues from the sale of the Company's new products, principally its ICLs(TM), Glaucoma Wick(TM) and new IOL products including the TORIC(TM) IOL, increased to $2.2 million in fiscal 1997 from $660,000 in fiscal 1996. International sales of IOLs in fiscal 1997 increased by 38% in unit volume, and by $1.6 million in dollar terms, over the prior fiscal year. Total international sales increased to 35% of total sales for the 1997 fiscal year, as compared to 30% of total sales for the prior fiscal year, reflecting the Company's ongoing efforts to develop international markets as well as the conversion of these markets to foldable IOLs. Increases in sales of IOLs in unit volume were partially offset by an average price decrease for IOLs of nearly 10%, as a result of competitive pressures, both domestically and internationally.

  Management anticipates that international sales revenues will continue to increase at a rate significantly greater than domestic sales, reflecting: (i) the Company's increased efforts to broaden its international distribution channels and to promote its products internationally; (ii) increased IOL unit volumes due to the continued conversion of international IOL markets to foldable IOLs; and (iii) greater international awareness and acceptance of the Company's ICLs(TM) and Glaucoma Wick(TM), particularly as ophthalmologists continue to receive the surgical training required to implant these ocular products, and the Company continues to proceed with its United States clinical studies. Management also believes that it will continue to benefit from volume increases attributable to the continuing conversion of the domestic cataract market to foldable IOLs, albeit at a slower rate of increase due to the higher rate of conversion to date of the domestic market to foldable IOLs. Management believes that the prices of IOLs will continue to be affected by competition.

  Cost of Sales. Due primarily to additional royalty income and also continued manufacturing efficiencies, cost of sales as a percentage of revenues for the year ended January 2, 1998 declined to 22.5% of revenues as compared to 24.2% for the prior fiscal year. This reduction was effectuated notwithstanding price decreases resulting from competitive pressures and a product mix change due to an increased demand for the ELASTIMIDE(TM) IOL (which is relatively more expensive to manufacture than the ELASTIC(TM) model).

  General and Administrative. General and administrative expense for the year ended January 2, 1998 was $6.3 million, or 13.9% of revenues, as compared to $5.6 million, or 13.3% or revenues, for the prior fiscal year. The increase in general and administrative expense, both in dollar terms and as a percentage of revenues, was attributable to additional administrative infrastructure expenditures required to support the increase in revenues and costs related to investors relations.

  Marketing and Selling. Marketing and selling expense for the year ended January 2, 1998 was $12.7 million, or 27.9% of revenues, as compared to $12.2 million, or 29.0% of revenues, for the prior fiscal year. The decline in marketing and selling expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of fixed marketing and selling (i.e. non-commission) costs. The increase in marketing and selling expense in dollar terms was principally attributable to additional selling and marketing expenses arising from the operations of the Company's new European distribution subsidiaries.

  Research and Development. Research and development expense for the year ended January 2, 1998 was $3.9 million, or 8.6% of revenues, as compared to $4.1 million, or 9.7% of revenues, for the prior fiscal year. These expenditures were attributable to the Company's continued investment in developing new products, manufacturing and distribution systems, cost reduction projects for manufacturing and increased costs incurred conducting clinical studies in the United States.

  Other Expense or Income, Net. Other expense for the year ended January 2, 1998 was $579,000, or 1.3% of revenues, as compared other income of $153,000, or 0.4% of revenues, for the prior fiscal year. The primary reasons for the overall increase in other expenses over income were increased interest expenses, and losses in translating foreign currency.

  Income Tax Provision. Income taxes increased to a provision of $4.3 million for the year ended January 2, 1998, as compared to a provision of $3.3 million for the prior fiscal year. The Company's tax rate increased from a rate of 32.6% in fiscal 1996 to a rate of 36.5% for fiscal 1997, primarily due to a greater percentage of income before taxes being subject to taxation at the higher United States 40% combined federal and state marginal tax rate. During fiscal 1997 the Company utilized all of its remaining tax operating loss carryforwards for federal income tax purposes. See Note 7 to the Consolidated Financial Statements.

  As a result of the Company's positive operating results for each of the three years ended January 2, 1998 the Company determined that deferred tax assets of $1.2 million and $2.3 million should be recognized as of January 2, 1998 and January 3, 1997. These amounts were based on a consideration of current and future anticipated earnings. Future income levels should result and in full recognition of the deferred tax assets. The amount recorded as of January 3, 1997 includes the capitalization of the remaining balance of the Company net operating loss carryforwards. Management believes it is more likely than not that the deferred tax assets will be realized in full.

 1996 Fiscal Year Compared to 1995 Fiscal Year

  Revenues. Revenues for the year ended January 3, 1997 were $42.2 million, representing a 21.7% increase over $34.7 million in revenues for the prior year ended December 29, 1995. The increase in revenues was principally attributable to the continued growth in unit sales of the Company's primary products, its foldable IOLs, in both the domestic and international markets, partially offset by certain domestic price decreases due to competitive pressures. Increases in unit volume are attributable, in significant part, to the continuing conversion of the cataract market to foldable IOLs. Revenues from international sales increased to 30% of total revenues for the year ended January 3, 1997, as compared to 24% for the prior fiscal year, reflecting the Company's increased efforts to develop international markets, as well as the conversion of these markets to foldable IOLs. Also included in revenues for the year ended January 3, 1997 are international sales of $625,000 resulting from the commercial introduction in selected foreign markets of the Company's Glaucoma Wick(TM) at the end of 1995 and its ICLs(TM) and STAARVISC(TM) viscoelastic solution at the end of fiscal 1996. Revenues from royalties also increased from $500,000 for 1995 to $1 million for fiscal 1996.

  Cost of Sales. Cost of sales as a percentage of revenues for the year ended January 3, 1997 declined slightly to 24.2% of revenues as compared 24.3% for the prior fiscal year. The principal reasons for this slight decline were increased operating efficiencies and economies of scale from increased sales volume. These savings were offset by price decreases resulting from competitive pressures and a product mix change due to an increased demand for the ELASTIMIDE(TM) IOL, which is relatively more expensive to manufacture.

  General and Administrative. General and administrative expense for the year ended January 3, 1997 was $5.6 million, or 13.3% of revenues, as compared to $5 million, or 14.4% or revenues, for the prior fiscal year. The decline in general and administrative expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of general and administrative costs. The increase in general and administrative expense in dollar terms was attributable to additional administrative infrastructure expenditures required to support the increase in revenues.

  Marketing and Selling. Marketing and selling expense for the year ended January 3, 1997 was $12.2 million, or 29.0% of revenues, as compared to $10.9 million, or 31.5% of revenues, for the prior fiscal year. The decline in marketing and selling expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of fixed marketing and selling (i.e., non-commission) costs. The increase in marketing and selling expense in dollar terms was principally attributable to greater commissions paid arising from increased sales revenues.

  Research and Development. Research and development expense for the year ended January 3, 1997 was $4.1 million, or 9.7% of revenues, as compared to $3.3 million, or 9.4% of revenues, for the prior fiscal year. This increase was attributable to the Company's continued investment in developing new products, manufacturing systems and distribution systems, cost reduction projects for manufacturing, and increased costs incurred conducting clinical studies in the United States.

  Other Income, Net. Other income for the year ended January 3, 1997 was $153,000, or 0.4% of revenues, as compared to $303,000, or 0.9% of revenues, for the prior fiscal year. The primary reasons for this decrease were increased interest expenses, losses in translating foreign currency, and a decline in deferred revenue arising from the sale of a license to the Canon STAAR joint venture. The deferred revenue reported in fiscal 1996 is the last portion of total deferred revenue realized with respect to the Canon STAAR license.

  Income Tax Provision. Income taxes increased to a provision of $3.3 million for the year ended January 3, 1997 from a benefit of $100,000 for the prior fiscal year. Fiscal 1996 is the first year the Company has reported an income tax provision without having offsets related to net operating loss carryforwards. However, the Company will not pay any significant Federal income taxes until it fully utilizes the remaining $2.5 million of net operating loss carryforwards for tax purposes. The Company fully utilized its net operating loss carryforwards for state taxes in 1995. The Company has recorded a deferred tax asset of $1.3 million as of January 3, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, and the exercise of stock options and warrants.

  The Company's principal domestic credit facility is a line of credit originally entered into on a secured basis in June 1996, and refinanced on an unsecured basis in June 1997, which currently allows the Company to borrow up to $10.0 million on a revolving basis, at a rate of interest not to exceed the prime interest rate, less 0.25% (or, at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%). This line of credit expires in June 1999. The underlying loan agreement requires the Company to satisfy certain financial tests, and limits the amount of indebtedness the Company may incur to others. The refinance of the line of credit in June 1997 resulted in a reclassification of debt from short-term to long-term. Borrowings outstanding under this line of credit as of January 2, 1998 were approximately $5.5 million.

  In November 1997, the Company's domestic lender supplemented the Company's domestic credit facility by committing through March 31, 1998 to make additional advances to the Company of up to $5 million for business acquisitions. Any principal amounts borrowed pursuant to this commitment would be repaid in monthly installments of principal of $83,334 until such amounts were repaid. Interest on any such principal amounts borrowed will be payable monthly at a rate of interest not to exceed the prime interest rate, less 0.25% (or, at the election of the Company, if more than $100,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%). The underlying loan agreement requires the Company to satisfy certain financial tests, and limits the amount of indebtedness the Company may incur to others. No borrowings under this commitment have been made as of January 2, 1998.

  The Company's foreign credit facility consists of a separate revolving line of credit and a term loan extended in May 1994 by a Swiss bank to the Company's subsidiary, STAAR Surgical AG. The revolving line of credit facility provides for borrowings up to $766,000 (1.1 million Swiss Francs) at a 5.5% rate of interest as of January 2, 1998. A commission rate of 0.25% is payable each quarter. The line of credit does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding as of January 2, 1998 under the line of credit were approximately $926,000, which balance exceeded the maximum allowable borrowings. The excess borrowings were permitted by the lender due to adequate compensating cash balances. Under the term loan, STAAR Surgical AG obtained a $766,000 (1.1 million Swiss Francs) loan guaranteed partially by the Swiss government and partially by the Company. Interest on this loan is 6.25%, which the Company shares on an equal basis with the bank and the Swiss government. The principal amount of this loan is required to be repaid in four equal annual installments, beginning in December 1996. Borrowings by STAAR Surgical AG under this loan outstanding as of January 2, 1998 were approximately $397,000.

  As of January 2, 1998, the Company had net working capital of approximately $24.9 million, as compared to $15.0 million and $16.3 million as of January 3, 1997 and December 29, 1995, respectively. The increase in net working capital for the fiscal year ended January 2, 1998 was primarily attributable to a $1.2 million increase in accounts receivable, a $2.3 million increase in inventory, a $3.25 million note receivable recorded in a settlement with a licensee, a $6.5 million decrease in notes payable as a result of the full payment of a $2.0 million note and the reclassification of debt from short-term to long-term offset by a $3.3 million change in deferred income taxes. The decrease in net working capital for the fiscal year ended January 3, 1997 was primarily attributable to a $4.2 million increase in notes payable, $5.9 million investment in patents and licenses, and $4.3 million expended to acquire additional property and equipment, offset by a $2.8 million increase in inventories and a $2.7 million increase in cash.

  As of January 2, 1998, the Company had cash and cash equivalents of approximately $6.3 million, as compared to $6.5 million and $3.8 million as of January 3, 1997 and December 29, 1995, respectively. The slight decline in the Company's cash position for the year ended January 2, 1998 was primarily attributable to the increase in the effect of exchange rate changes in cash and cash equivalents. The improvement in the Company's cash position for the year ended January 3, 1997 was primarily attributable to net cash provided by operating activities (approximately $9.3 million) and cash provided by financing activities (approximately $4.5 million), partially offset by cash used for the acquisition of property, plant and equipment to establish production facilities for new products and to improve operations for current products and reduce current manufacturing costs (approximately $4.3 million) and to acquire patents and licenses and to fund patent litigation (approximately $5.9 million).

  Cash flows from operating activities for the year ended January 2, 1998 were approximately $7.6 million, a decrease of approximately $1.7 million from the prior fiscal year. The decrease in cash flow from operating activities was principally attributable to a $3.9 million change in operating working capital offset by a $550,000 increase in amortization of patents, licenses and other intangibles, and a $1.3 million increase in deferred income taxes. Cash flows from operating activities for the year ended January 3, 1997 were approximately $9.3 million, an improvement of approximately $4.3 million from the prior fiscal year. The increase in cash flow from operating activities was principally attributable to the utilization of deferred tax asset of $2.9 million and an increase in depreciation and amortization of $1.5 million.

  Cash used in investing activities for the year ended January 2, 1998, was $7.4 million, representing a decrease of approximately $3.6 million relative to the year ended January 3, 1997. This decrease was due primarily to a $1.4 million decrease in the acquisition of property, plant and equipment and a $2.7 million decrease in the acquisition of patents and licenses, partially offset by a $590,000 increase in other assets. Cash used in investing activities for the year ended January 3, 1997 was $11.0 million, representing an increase of approximately $4.9 million relative to the year ended December 29, 1995. This increase was due primarily to an increase of $792,000 in expenditures for property and equipment and $4.0 million for patents and licenses.

  Cash flows from financing activities for the year ended January 2, 1998 were $122,751, representing a decrease of approximately $4.4 million relative to the year ended January 3, 1997. This decrease was principally attributable to a $2.4 million decrease in borrowings and a $2.1 million increase in payments on notes payable and long-term debt. Cash flows from financing activities for the year ended January 3, 1997 were $4.5 million, representing an increase of approximately $2.9 million relative to the year ended December 29, 1995. This increase was principally attributable to increased net borrowings of approximately $1.4 million, increased exercises of stock options of $617,000, and decreased expenditures to repurchase Common Stock (approximately $315,000, as compared to $1.6 million for the prior fiscal year).

  As of January 2, 1998, the Company had $396,000 due with respect to an open-ended capital lease agreement wherein the Company leased $1.2 million in surgical equipment. The Company's obligations under this lease agreement are secured by a $300,000 letter of credit.

  The Company's capital expenditures for the fiscal years ended January 2, 1998 and January 3, 1997 were approximately $2.8 million and $4.3 million, respectively. These expenditures were used to upgrade existing production equipment, set up new production facilities for new products, and reduce current manufacturing costs. The Company's planned capital expenditures for 1998 are approximately $4.0 million, primarily to improve and expand the Company's foldable IOL, ICL(TM) and Glaucoma Wick(TM) manufacturing capacity and to reduce manufacturing costs.

  Capitalized additions for patents and licenses for the fiscal years ended January 2, 1998 and January 3, 1997 were approximately $3.2 million and $5.9 million, respectively. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of defending its rights to these patents. The Company expects to spend approximately $2.0 million in 1998 for patents and licenses.

  Management believes that cash flow from operations and available credit facilities, together with its current cash balances, will provide adequate financial resources to finance an increase in the level of the Company's operations, including some capital expenditures, and research and development activities. Should additional funding be needed, such as for significantly increased levels of operations, major capital expenditures or acquisitions, the Company believes, so long as the financial position of the Company remains constant, that these funds could be obtained through borrowings or a secondary public offering.

OTHER MATTERS

 New Accounting Standards

  See "Recent Accounting Pronouncements" in the Consolidated Financial
Statements.

 Foreign Exchange

  Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its suppliers or customers in the last three fiscal years has adversely affected the Company's ability to purchase or sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which would affect the Company's operating results. See "Uncertainties and Risk Factors--Risks Associated with International Transactions" below.

 Inflation

  Management believes inflation has not had a significant impact on the Company's operations during the past three years.

 Year 2000 Compliance

  Management has reviewed the Company's internal computer systems and software products for Year 2000 problems and believes that such systems and products are, or will soon be, Year 2000 compliant, and management therefore does not expect Year 2000 considerations will materially impact the Company's internal operations. Year 2000 considerations may have an affect on some of the Company's customers and suppliers, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

UNCERTAINTIES AND RISK FACTORS

  The Company may be subject to a number of significant uncertainties and risks including, without limitation and without purporting to be a complete or exhaustive list, those described below and those described elsewhere in this Annual Report, which may ultimately affect the Company in a manner and to a degree which cannot be foreseen at this time.

  Risks Relating to Commercialization of New Products. The extent and pace of market acceptance of the Company's new products, including its Glaucoma Wick(TM), ICL(TM) and STAARVISC(TM) viscoelastic solution, will be a function of many variables, in the following: the efficacy, performance and attributes of such new products; the ability of the Company to obtain necessary regulatory approvals to commercially market such new products; the effectiveness of the Company's marketing and sales efforts, including educating ophthalmologists and other potential customers as to the distinctive characteristics and benefits of these new products; the rate at which ophthalmologists attain the necessary surgical skills to implant these new products; the ability of the Company to meet manufacturing and delivery schedules; and product pricing. The extent and pace of market acceptance will also depend upon general economic conditions affecting customers' purchasing patterns. As the Glaucoma Wick(TM) and ICL(TM) are new medical devices, there is a material risk that the marketplace may not accept, or be receptive to, the potential benefits of these new products. Unless and until these new products are accepted by the market and generating meaningful revenues and profits, the Company's financial condition and prospects will continue to be solely dependent upon its line of cataract products. See "Uncertainties and Risk Factors--Government Regulation and Uncertainty of Product Approval" and "Business--Products."

  Highly Competitive Industry; Rapid Technological Change. Competition in the ophthalmic industry is intense and characterized by extensive research and development and rapid technological change. The Company has licensed certain of its patents and technologies relating to its cataract products to competitors. Many of the Company's current and prospective competitors have greater financial, technical and marketing resources and trade name recognition than the Company, which may enable them to successfully develop and/or market products based on technologies or approaches similar to those of the Company, or develop products based on other technologies or approaches, which are, or may be, competitive with the Company's products. Development by competitors of new or improved products, processes or technologies may make the Company's products less competitive or obsolete. The Company will be required to devote significant financial and other resources to enhance its existing products and develop new products for the ophthalmic industry. Competitive pressures could lead to a decline in sales volumes of existing products, the inability to attain sufficient market penetration for new products, or price reductions, any or all of which could adversely affect the Company's operating and financial results. There can be no assurance that the Company will be able to compete successfully in the industry, particularly in view of rapid technological change. See "Business--Competition" and "Business--Licenses and Distribution Rights" in Item 1.

  Government Regulation and Uncertainty of Product Approval. The manufacture and sale of the Company's products are subject to extensive international and domestic regulation. In order to sell these products within the United States, clearance or approval from the FDA is required. The FDA clearance or approval process is expensive and time consuming, and no assurance can be given that any of the Company's products which have not received FDA clearance or approval to date will obtain such FDA clearance or approval on a timely basis or at all, or without delays adversely affecting the marketing and sale of the Company's products. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to obtain than FDA clearance or approval. In order to sell products in the countries comprising the European Economic Union (the "Union"), the Company must satisfy, by no later than 1998, certain Union-wide regulatory requirements, notwithstanding the Company's previous receipt of approvals from member countries. No assurance can be given that the Company will obtain such regulatory approvals on a timely basis or at all, or without delays adversely affecting the marketing and sale of the Company's products. In addition, clearances or approvals that have been or may be granted are subject to continual review, which could result in product labeling restrictions, withdrawal of products from the market or other adverse consequences.

  To date, the Company has conducted clinical studies in certain foreign countries, and is in the process of conducting clinical studies in the United States, on the feasibility of (i) using the Glaucoma Wick(TM) for the treatment of glaucoma, and (ii) using the ICL(TM) for the treatment of myopia and hyperopia. There can be no assurance that the clinical trial results to date from these studies are necessarily indicative of future clinical trial results with respect to these new products. There can also be no assurance that long-term safety and efficacy data, when collected, will be consistent with the clinical results to date, and will demonstrate that (i) the Glaucoma Wick(TM) can be used safely and successfully to treat glaucoma in a broad segment of the patient population or on a long-term basis, or (ii) that the ICL(TM) can be used safely and successfully to treat myopia or hyperopia on a long-term basis. Furthermore, no assurance can be given that there will be no serious complications or side effects, or that any such complications or side effects will not impair or delay the Company's obtaining regulatory approval for these new products in the United States and other key markets.

  In addition to the review and approval process for its products, the Company is also subject to government regulation of its manufacturing facilities and procedures including "good manufacturing practice" regulations promulgated by the FDA. The Company believes it is in compliance with all applicable regulations. However, the FDA and comparable regulatory agencies in other countries have substantial discretion in the interpretation and enforcement of applicable regulations. There can be no assurance that future interpretations made by any regulatory bodies, including the FDA, with possible retroactive effect, will not adversely affect the Company. Moreover, the Company could suffer a material adverse effect from a change in these regulations. The Company cannot predict the extent or impact of future federal, state, local or foreign legislation or regulation. See "Business--Regulatory Requirements" in
Item 1.

  If, as a result of FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, and/or assess civil or criminal penalties against the Company and its officers or employees. Although the Company and its products have not been the subject of any such FDA enforcement action, any such action by the FDA could result in a disruption of the Company's operations for an undetermined time.

  Patents and Proprietary Rights. The Company's ability to compete effectively is materially dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to the Company. Although the Company attempts to protect its proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, there is no assurance that any or all of these measures will prove to be effective. For example, in the case of patents, there can be no assurance that existing patents granted to the Company or its licensors will not be invalidated, that patents currently or prospectively applied for by the Company or its licensors will be granted, or that patents will provide significant commercial benefits. Moreover, it is possible that competing companies may circumvent patents the Company or its licensors have received or applied for by developing products which closely emulate but do not infringe the Company's or its licensor's patents, and thereby market products that compete with the Company's products without obtaining a license from the Company. In addition to patented or potentially patentable designs, technologies, processes and materials, the Company also relies on proprietary designs, technologies, processes and know-how not eligible for patent protection, and there is no assurance that competitors may not independently develop the same or superior designs, technologies, processes and know-how.

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

  There can be no assurance that the Company will be able to successfully defend its patents and proprietary rights. The invalidation or circumvention of key patents (principally the Company's core patents for insertion of foldable or deformable IOLs or ICLs through minimally invasive surgical techniques) or proprietary rights owned by or licensed to the Company could have an adverse effect on the Company and on its business prospects. There can be no assurance that the Company will not be required to defend against litigation involving the patents or proprietary rights of others, or that licenses under such rights will be available. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial. See "Business-- Intellectual Property Rights" in Item 1.

  Third-Party Reimbursement. The Company's ability to sell its products is, in part, dependent upon policies of government or private third-party payors regarding reimbursement to ophthalmic surgeons with respect to their use of the Company's products. There can be no assurance that such third-party payors will continue to authorize or otherwise budget reimbursement for use of the Company's existing products (principally its IOLs) at current levels. For example, reimbursement rates for IOLs, such as that of Medicare, have declined in recent years. Changes in policies regarding reimbursement for ophthalmic products or services could adversely affect the prospects for future sales of the Company's products. The Company does not expect that ICLs(TM) will be eligible for reimbursement, and there can be no assurance that any of the Company's other new products will be eligible for reimbursement by government or private third-party payors.

  Risks Associated with International Transactions. The Company sells its products internationally which subjects it to several potential risks, including risks associated with fluctuating exchange rates, the regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability. There can be no assurance that any of the foregoing will not have a material adverse effect upon the business of the Company. The Company has not previously engaged in activities to mitigate the effects of foreign currency fluctuations, as the Company is generally paid in U.S. dollars with respect to its international operations. If earnings from international operations increase, the Company's exposure to fluctuations in foreign currencies may increase, and the Company may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. If entered into, there can be no assurance as to the effectiveness of such efforts in limiting any adverse effects of foreign currency fluctuations on the Company's international operations and on the Company's overall results of operations. See "Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Foreign Exchange" above.

  Product Liability Claims; Insufficiency of Product Liability Insurance Coverage; Product Recall Risks. As a supplier of products used in medical treatments, the Company faces an inherent business risk of exposure to product liability claims in the event the end use of its products results in unanticipated adverse effects on patients, including serious personal injury or death. Certain of the Company's new products, such as its Glaucoma Wick(TM) and its ICL(TM), are based upon unique designs and materials. Product liability risk is higher with respect to these products, as they have a limited history of testing, use and performance, and unknown defects associated with such products may only be identified through the passage of time. Potential negative publicity concerning the defective product could also affect the Company's other products. No assurance can be given that the Company will not experience product liability claims in the future with respect to its established or new products. Any product liability claim could have a material adverse effect on the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements and the Report of Independent Certified Public Accountants are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEMS 10., 11., 12. AND 13.

  Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial statements required by Item B of this form are filed as a separate part of this report following Part IV

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants........................   F-2
Consolidated Balance Sheets at January 2, 1998 and January 3, 1997........   F-3
Consolidated Statements of Income for the years ended January 2, 1998,
 January 3, 1997 and December 29, 1995....................................   F-4
Consolidated Statements of Stockholders' Equity for the years ended
 January 3, 1997, December 29, 1995 and December 30, 1994.................   F-5
Consolidated Statements of Cash Flows for the years ended January 3, 1997,
 December 29, 1995 and December 30, 1994..................................   F-6
Notes to Consolidated Financial Statements................................  F-11

  (2) Schedules required by Regulation S-X are filed as an exhibit to this report:

Independent Certified Public Accountants' Report on Schedules and Consent.  F-23
II. Valuation and Qualifying Accounts and Reserves........................  F-24
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements notes thereto

  (3) Exhibits

 NUMBER                               DESCRIPTION
 ------                               -----------
  3.1   Certificate of Incorporation, as amended(1)
  3.4   By-laws, as amended(8)
  4.1   1990 Stock Option Plan(2)
  4.2   1991 Stock Option Plan(3)
  4.3   1995 STAAR Surgical Company Consultant Stock Plan(4)
  4.4   1996 STAAR Surgical Company Non-Qualified Stock Plan(9)
  4.5   1996 STAAR Surgical Company Non-Qualified Stock Plan(9)
  4.6   Stockholders' Rights Plan, dated effective April 20, 1995(7)
 10.1   Non-Exclusive License Agreement, dated March 13, 1986, between the
         Company and CooperVision, Inc.(6)
 10.2   Technology License Agreement And Option To Purchase Equity Interest,
         dated March 13, 1986, between the Company and CooperVision, Inc.(6)
 10.3   License Agreement, dated December 17, 1986, between the Company and
         Optical Radiation Corporation(11)
 10.4   Joint Venture Agreement, dated May 23, 1988, between the Company, Canon
         Sales Co, Inc. and Canon, Inc.(5)
 10.5   License Agreement, dated March 9, 1990, between Chiron Ophthalmics,
         Inc. and the Company(6)
 10.6   License Agreement, dated March 9, 1990, between Chiron Ophthalmics,
         Inc. and the Company(6)
 10.7   Promissory Note, dated February 28, 1991, from John R. Wolf to the
         Company(9)
 10.8   Stock Pledge/Security Agreement, dated February 28, 1991, between John
         R. Wolf, the Company and Pollet & Associates(9)
 10.9   Promissory Note, dated February 28, 1991, from William C. Huddleston to the Company(9)
 10.10  Stock Pledge/Security Agreement, dated February 28, 1991, between
         William C. Huddleston, the Company and Pollet & Associates(9)
 10.11  Amended and Restated Soft IOL License Agreement, restated as of January
         31, 1992, between the Company, Softlensco, Inc., and Iolab
         Corporation(9)
 10.12  Promissory Note, dated May 26, 1992, from the Andrew F. Pollet and
         Sally M. Pollet Revocable Trust dated March 6, 1990 (11)
 10.13  Deed of Trust, dated August 1, 1997, by the Andrew F. Pollet and Sally
         M. Pollet Revocable Trust dated March 6, 1990(10)
 10.14  Promissory Note, dated July 3, 1992, from William C. Huddleston to the
         Company(11)
 10.15  Stock Pledge/Security Agreement, dated July 3, 1992, between William C.
         Huddleston the Company and Pollet & Associates(11)
 10.16  Lease, dated November 9, 1992, by and between Linda Lee Brown and
         Phyllis Ann Bailey and the Company regarding real property located at
         1941 Walker Avenue, Monrovia, California(11)
 10.17  Indenture of Lease, dated October 20, 1983, by and between Dale E.
         Turner and Frances R. Turner and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California, and all Lease
         Additions thereto(11)
 10.18  Patent License Agreement, dated May 24, 1995, with Eye Microsurgery
         Intersectoral Research and Technology Complex(8)
 10.19  Patent License Agreement, dated January 1, 1996, with Eye Microsurgery
         Intersectoral Research and Technology Complex(9)

 NUMBER                               DESCRIPTION
 ------                               -----------
 10.20  Promissory Note, dated March 18, 1993, from William C. Huddleston to the Company(6)
 10.21  Revolving Line of Credit Note, dated June 1, 1997, between STAAR
         Surgical Company and Wells Fargo Bank(10)
 10.22  Modification To Employment Agreement, dated December 20, 1994, between the Company and John R. Wolf(6)
 10.23  First Amendment To Sales Representative Agreement, dated December 20,
         1994, between the Company and John R. Wolf(6)
 10.24  Employment Agreement, dated March 1, 1994, between the Company and
         Vladimir Feingold(6)
 10.25  Modification To Employment Agreement, dated May 6, 1996, between the
         Company and Vladimir Feingold(9)
 10.26  Employment Agreement, dated March 1, 1994, between the Company and
         William C. Huddleston(6)
 10.27  Modification To Employment Agreement, dated May 6, 1996, between the
         Company and William C. Huddleston(9)
 10.28  Employment Agreement, dated March 1, 1994, between the Company and Carl
         M. Manisco(6)
 10.29  Modification To Employment Agreement, dated May 6, 1996, between the
         Company and Carl M. Manisco(9)
 10.30  Employment Agreement, dated March 1, 1994, between the Company and
         Michael J. Lloyd(6)
 10.31  Modification To Employment Agreement, dated May 6, 1996, between the
         Company and Michael J. Lloyd(9)
 10.32  Employment Agreement, dated March 1, 1994, between the Company and
         Stephen L. Ziemba(6)
 10.33  Modification To Employment Agreement, dated May 6, 1996, between the
         Company and Stephen L. Ziemba(9)
 10.34  Employment Contract, dated May 26, 1996, between the Company and Donald
         Ferguson(9)
 10.35  Amended IOL Supply Agreement, dated June 10, 1994, between the Company and Chiron Vision Corporation(6)
 10.36  Manufacturing Site Agreement, dated June 10, 1994, between the Company and Chiron Vision Corporation(6)
 10.37  Form of Non-Qualified Stock Option Agreements granted to Directors of
         Company in June and August 1994(6)
 10.38  Agreement For Purchase And Sale Of Assets, dated October 1, 1994, between STAAR Surgical Australasia Pty. Ltd. and Bionica Pty. Ltd.(6)
 10.39  Agreement, dated October 10, 1995, with China Eye Joint Venture(8)
 21     List of Significant Subsidiaries(10)
 24     Powers of Attorney(10)
 27.1   Financial Data Schedule at and for the year ended January 2, 1998(11)
 27.2   Restated Financial Data Schedule at and for the years ended January 3,
         1997 and December 29, 1995(10)
 27.3   Restated Financial Data Schedule at and for the periods ended September
         27, 1996, June 28, 1996, and March 29, 1996(10)
 27.4   Restated Financial Data Schedule at and for the periods ended October
         3, 1997, July 4, 1997, and April 4, 1997(10)

--------
(Footnotes to Exhibits):

 (1) Incorporated by reference from the Company's Registration Statement on Form S-18, File No. 2-83434, as filed on April 29, 1983

 (2) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-37248, as filed on October 11, 1990

 (3) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-76404, as filed on March 11, 1994

 (4) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-60241, as filed on June 15, 1995

 (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as filed on March 31, 1994

 (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 30, 1994, as filed on March 30, 1995

 (7) Incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 6, 1995, as filed on May 12, 1995

 (8) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 29, 1995, as filed on March 28, 1996

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 3, 1997, as filed on April 2, 1997

(10) Filed herewith

(11) Refiled herewith pursuant to Reg. (S)201.24

  (b) Reports on Form 8-K. During the three months ended January 2, 1998 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                          STAAR SURGICAL COMPANY

                                                   /s/ John R. Wolf
                                          By: _________________________________
                                                      John R. Wolf,
                                              President and Chief Executive
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 31, 1998 and in the capacities indicated.

               SIGNATURE                                 TITLE
               ---------                                 -----

         /s/ John R. Wolf              President, Chief Executive Officer and
 _____________________________________  Chairman
             John R. Wolf

     /s/ William C. Huddleston         Vice President and Chief Financial
 _____________________________________  Officer (principal accounting and
         William C. Huddleston          financial officer)

    /s/ Peter J. Utrata, M.D.*         Director
 _____________________________________
         Peter J. Utrata, M.D.

      /s/ Donald R. Sanders*           Director
 _____________________________________
           Donald R. Sanders

       /s/ Andrew F. Pollet*           Director
 _____________________________________
           Andrew F. Pollet

    /s/ Michael R. Deitz, M.D.*        Director
 _____________________________________
        Michael R. Deitz, M.D.

       /s/ William C. Huddleston
 *By: ________________________________
         William C. Huddleston
           (Attorney in Fact)

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
STAAR Surgical Company

  We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and subsidiaries as of January 2, 1998, and January 3, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STAAR Surgical Company and subsidiaries as of January 2, 1998 and January 3, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.

                                          BDO Seidman, LLP

Los Angeles, California
March 6, 1998

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JANUARY 2, 1998 AND JANUARY 3, 1997

                                                         1997         1996
                                                      -----------  -----------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.......................... $ 6,279,136  $ 6,469,515
  Accounts receivable, less allowance for doubtful
   accounts
   of $128,070 and $111,525 (Note 1).................   7,983,399    6,827,250
  Other receivable (Note 9)..........................   3,250,000          --
  Inventories (Note 2)...............................  14,712,398   12,365,867
  Prepaid, deposits and other current assets.........   2,006,075    1,676,611
  Deferred income tax (Note 7).......................   1,182,136    2,268,075
                                                      -----------  -----------
    Total current assets.............................  35,413,144   29,607,318
                                                      -----------  -----------
  Investment in joint venture (Note 4)...............   2,740,163    2,464,140
  Property, plant and equipment, net (Note 3)........  10,024,181    8,920,989
  Patents and licenses, net of accumulated
   amortization of $2,397,920 and $1,401,392 (Notes 8
   and 9)............................................  11,121,436    8,900,236
  Other assets.......................................   3,091,957    2,163,336
                                                      -----------  -----------
                                                      $62,390,881  $52,056,019
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Notes payable (Note 5)............................. $   983,276  $ 7,489,549
  Accounts payable...................................   1,528,436    1,605,026
  Current portion of long-term debt (Note 6).........     624,698      703,260
  Deferred income tax (Note 7).......................   3,174,000      937,000
  Other current liabilities (Notes 11 and 12)........   4,166,963    3,872,750
                                                      -----------  -----------
    Total current liabilities........................  10,477,373   14,607,585
                                                      -----------  -----------
Long-term debt (Note 6)..............................   5,750,478      844,050
Other long-term liabilities (Note 6).................   1,380,246          207
                                                      -----------  -----------
    Total liabilities................................  17,608,097   15,451,842
                                                      -----------  -----------
Commitments and contingencies (Notes 11 and 13)
Stockholders' equity (Notes 10, 11 and 13):
  Common stock, $.01 par value, 30,000,000 shares
   authorized;
   issued and outstanding 13,246,161 and 13,070,705..     132,462      130,707
  Capital in excess of par value.....................  42,810,700   41,518,049
  Accumulated translation adjustment.................    (695,502)    (160,573)
  Retained earnings (deficit)........................   4,861,139   (2,557,991)
                                                      -----------  -----------
                                                       47,108,799   38,930,192
    Notes receivable (Note 10).......................  (2,326,015)  (2,326,015)
                                                      -----------  -----------
    Total stockholders' equity.......................  44,782,784   36,604,177
                                                      -----------  -----------
                                                      $62,390,881  $52,056,019
                                                      ===========  ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

       YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

                                             1997         1996         1995
                                          -----------  -----------  -----------
Sales...................................  $42,480,014  $41,212,511  $34,180,420
Royalty income (Note 9).................    3,039,571    1,000,000      514,000
                                          -----------  -----------  -----------
    Total revenues......................   45,519,585   42,212,511   34,694,420
Cost of sales...........................   10,261,748   10,195,396    8,441,099
                                          -----------  -----------  -----------
    Gross profit........................   35,257,837   32,017,115   26,253,321
                                          -----------  -----------  -----------
Selling, general and administrative
 expenses:
  General and administrative (Note 13)..    6,333,781    5,627,576    5,000,484
  Marketing and selling.................   12,719,166   12,227,593   10,911,240
  Research and development..............    3,936,293    4,084,991    3,253,536
                                          -----------  -----------  -----------
    Total selling, general and
     administrative expenses............   22,989,240   21,940,160   19,165,260
                                          -----------  -----------  -----------
    Operating income....................   12,268,597   10,076,955    7,088,061
                                          -----------  -----------  -----------
Other income (expense):
  Equity in earnings of joint venture
   (Note 4).............................      336,437      486,398      517,507
  Interest expense--net.................     (595,810)    (450,276)    (265,645)
  Other income (expense)................     (319,808)     116,563       51,145
                                          -----------  -----------  -----------
    Total other income (expense)........     (579,181)     152,685      303,007
                                          -----------  -----------  -----------
Income before income taxes..............   11,689,416   10,229,640    7,391,068
Income tax provision (benefit) (Note 7).    4,270,286    3,338,544      (90,652)
                                          -----------  -----------  -----------
Net income..............................  $ 7,419,130  $ 6,891,096  $ 7,481,720
                                          ===========  ===========  ===========
Net income per share (Note 10):
  Basic.................................  $      0.57  $      0.53  $      0.59
                                          ===========  ===========  ===========
  Diluted...............................  $      0.53  $      0.50  $      0.55
                                          ===========  ===========  ===========


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995


                                    CAPITAL IN     RETAINED    ACCUMULATED
                           COMMON    EXCESS OF     EARNINGS    TRANSLATION    NOTES
                           STOCK     PAR VALUE    (DEFICIT)    ADJUSTMENT  RECEIVABLE      TOTAL
                          --------  -----------  ------------  ----------- -----------  -----------
Balance, at December 30,
 1994...................  $127,045  $41,158,736  $(16,930,807)  $       -  $(2,326,015) $22,028,959
Common stock issued upon
 exercise of options
 (Note 10)..............       872      399,902            --          --           --      400,774
Common stock issued upon
 exercise of warrants
 (Note 10)..............       277       32,987            --          --           --       33,264
Common stock issued as
 payment for services
 (Note 10)..............       511      432,302            --          --           --      432,813
Common stock repurchased
 and cancelled..........    (1,750)  (1,626,980)           --          --           --   (1,628,730)
Cash paid on common
 stock issued for
 cashless exercise of
 138,026 options and
 warrants...............       886      (71,660)           --          --           --      (70,774)
Net income..............        --           --     7,481,720          --           --    7,481,720
                          --------  -----------  ------------   ---------  -----------  -----------
Balance, at December 29,
 1995...................   127,841   40,325,287    (9,449,087)         --   (2,326,015)  28,678,026
Common stock issued upon
 exercise of options
 (Note 10)..............     2,266      983,926            --          --           --      986,192
Common stock issued upon
 exercise of warrants
 (Note 10)..............       375       64,625            --          --           --       65,000
Common stock issued as
 payment for services
 (Note 10)..............       444      458,492            --          --           --      458,936
Common stock repurchased
 and cancelled..........      (219)    (314,281)           --          --           --     (314,500)
Foreign currency
 translation adjustment.        --           --            --    (160,573)          --     (160,573)
Net income..............        --           --     6,891,096          --           --    6,891,096
                          --------  -----------  ------------   ---------  -----------  -----------
Balance, at January 3,
 1997...................   130,707   41,518,049    (2,557,991)   (160,573)  (2,326,015)  36,604,177
Common stock issued upon
 exercise of options
 (Note 10)..............     1,607    1,020,886            --          --           --    1,022,493
Common stock issued as
 payment for services
 (Note 10)..............       241      324,759            --          --           --      325,000
Common stock repurchased
 and cancelled..........       (93)    (136,994)           --          --           --     (137,087)
Stock-based compensation
 (Note 10)..............        --       84,000            --          --           --       84,000
Foreign currency
 translation adjustment.        --           --            --    (534,929)          --     (534,929)
Net income..............        --           --     7,419,130          --           --    7,419,130
                          --------  -----------  ------------   ---------  -----------  -----------
Balance, at January 2,
 1998...................  $132,462  $42,810,700  $  4,861,139   $(695,502) $(2,326,015) $44,782,784
                          ========  ===========  ============   =========  ===========  ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                            1997          1996         1995
                                         -----------  ------------  -----------
Cash flows from operating activities:
  Net income...........................  $ 7,419,130  $  6,891,096  $ 7,481,720
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation of property and
     equipment.........................    1,742,737     1,720,379    1,159,610
    Amortization of patents, licenses
     and other intangibles.............    1,782,192     1,230,005      299,171
    Provision for allowance for
     doubtful accounts.................       16,545       111,525      111,512
    Change in deferred revenue.........      210,432       485,998          --
    Equity in earnings of joint
     venture...........................     (336,437)     (486,398)    (517,507)
    Deferred income taxes..............    3,322,939     1,992,649     (923,724)
    Stock-based compensation expense...       84,000           --           --
    Common stock issued for services...      325,000       458,936      432,813
    Change in operating working capital
     (Note 14).........................   (6,971,047)   (3,068,022)  (3,030,452)
                                         -----------  ------------  -----------
      Net cash provided by operating
       activities......................    7,595,491     9,336,168    5,013,143
                                         -----------  ------------  -----------
Cash flows from investing activities:
  Acquisition of property and
   equipment...........................   (2,845,929)   (4,278,671)  (3,486,744)
  Increase in patents and licenses.....   (3,217,728)   (5,936,144)  (1,980,211)
  Increase in other assets.............   (1,370,449)     (780,275)    (583,505)
  Dividends received...................       60,414           --           --
                                         -----------  ------------  -----------
      Net cash used in investing
       activities......................   (7,373,692)  (10,995,090)  (6,050,460)
                                         -----------  ------------  -----------
Cash flows from financing activities:
  Increase in borrowings under notes
   payable and long-term debt..........    1,109,480     2,133,077      794,199
  Payments on other notes payable and
   long-term debt......................   (2,679,075)     (536,028)     (11,128)
  Net borrowings under line-of-credit..      806,940     2,188,259    2,082,836
  Proceeds from the exercise of stock
   options.............................    1,022,493     1,051,191      434,107
  Cash paid in lieu of exercise of
   stock options and warrants..........          --            --       (70,774)
  Payments for repurchase of common
   stock...............................     (137,087)     (314,500)  (1,628,799)
                                         -----------  ------------  -----------
      Net cash provided by financing
       activities......................      122,751     4,521,999    1,600,441
                                         -----------  ------------  -----------
Effect of exchange rate changes on cash
 and cash equivalents..................     (534,929)     (160,573)         --
(Decrease) increase in cash and cash
 equivalents...........................     (190,379)    2,702,504      563,124
Cash and cash equivalents at beginning
 of year...............................    6,469,515     3,767,011    3,203,887
                                         -----------  ------------  -----------
Cash and cash equivalents at end of
 year..................................  $ 6,279,136  $  6,469,515  $ 3,767,011
                                         ===========  ============  ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES

      YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

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

  In 1982 and 1983, the Company's operations consisted mainly of research and development and preliminary marketing and capital raising activities. In 1982, the Company commenced the development of foldable IOLs, which are used as replacements for the natural lens after its removal in cataract surgery, and began production and sale of foldable IOLs in 1986 for implantation in connection with clinical studies for such products. In September 1991, the Company received United States Food and Drug Administration ("FDA") pre-market approval for the Company's ELASTIMIDE(TM) and ELASTIC(TM) foldable IOL models, which the Company now markets worldwide. The Company's other primary products, developed more recently, are its "wick" style glaucoma implant (the "Glaucoma Wick"), an ocular device developed to provide a more effective and longer-term solution for glaucoma; the ICL(TM), a deformable intraocular refractive corrective lens, designed to correct refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and potentially astigmatism; and its STARRVISC(TM) viscoelastic solution, used during IOL and ICL(TM) surgery. The Company markets the Glaucoma Wick, which the Company introduced in late 1995, its ICL(TM) and STAARVISC(TM) viscoelastic solution, which the Company introduced in late 1996, on a limited basis in selected foreign countries.

  The Company's only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company's products, including its Glaucoma Wick(TM) and ICL(TM)s. The Company and STAAR Surgical AG have also formed or acquired a number of directly or indirectly owned subsidiaries to distribute and market the Company's products in Canada, Australia, France, Austria, South Africa, Germany, Sweden and Norway.

BASIS OF PRESENTATION

  The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting gains and losses are deferred and are shown as a separate component of stockholders' equity. During 1997 and 1996, the net foreign translation loss was $534,929 and $160,573 and net foreign currency transaction loss was $228,547 and $261,181, respectively. During 1995, foreign currency translation and transaction gains and losses were not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

  The Company's fiscal year ends on the Friday nearest December 31. The year ended January 3, 1997 included 53 weeks.

REVENUE RECOGNITION

  The Company generally supplies a quantity of foldable IOLs with different specifications to customers, generally ophthalmologists, surgical centers, hospitals and other health providers, on a consignment basis, and recognizes sales when an ophthalmic surgeon implants the consigned foldable IOL. Sales to foreign distributors

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
are recognized upon shipment. Revenue from license and technology agreements is recorded as income over the term of the respective agreement when the Company has satisfied the terms of such agreements and is notified of the amounts.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

  Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost.

  Depreciation is provided on the straight-line method over the estimated useful lives, which are generally not greater than ten years. Leasehold improvements are amortized over the life of the lease or estimated useful life, if shorter. Property, plant and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating future cash flows. Property, plant and equipment costs are expensed when determined not realizable.

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

START-UP COSTS

  Included in Other Assets at January 2, 1998 and January 3, 1997 are start-up costs of $1,642,429 and $1,010,903. These expenditures are directly related to the start-up phase of the production of two new products: the ICL(TM), a deformable intraocular refractive corrective lens, and hyaluronic acid. The costs primarily consists of direct labor and overhead associated with the start-up. The start-up costs are being amortized on a straight-line basis over a period not to exceed three years. Recoverability of these costs are assessed on an on-going basis. Amortization of start-up costs at January 2, 1998, January 3, 1997 and December 30, 1995 were $315,307, $193,675 and $100,175, respectively.

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

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

NET INCOME PER SHARE

  As of January 2, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than was used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options or warrants) to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS 128. None of the restated amounts were material.

STOCK BASED COMPENSATION

  As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which established a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

RECLASSIFICATIONS

  Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements ended after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have an impact on the Company's financial position or results of operations.

  Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have an

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have an impact on its financial position or results of operations. The Company believes it may have expanded disclosures with respect to certain of these items.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

NOTE 1--ACCOUNTS RECEIVABLE

  Accounts receivable are summarized as follows:

                                                             1997       1996
                                                          ---------- ----------
   Domestic.............................................. $4,640,393 $4,718,142
   Export................................................  3,471,076  2,220,633
                                                          ---------- ----------
                                                           8,111,469  6,938,775
   Less allowance for doubtful accounts..................    128,070    111,525
                                                          ---------- ----------
                                                          $7,983,399 $6,827,250
                                                          ========== ==========

NOTE 2--INVENTORIES

  Inventories are summarized as follows:

                                                           1997        1996
                                                        ----------- -----------
   Raw materials and purchased parts................... $ 1,976,467 $ 1,518,819
   Work in process.....................................   1,736,339   1,644,234
   Finished goods......................................  10,999,592   9,202,814
                                                        ----------- -----------
                                                        $14,712,398 $12,365,867
                                                        =========== ===========

NOTE 3--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are summarized as follows:

                                                            1997        1996
                                                         ----------- -----------
   Machinery and equipment.............................. $11,890,362 $10,186,227
   Furniture and fixtures...............................   4,896,349   4,460,082
   Leasehold improvements...............................   3,240,727   2,550,049
                                                         ----------- -----------
                                                          20,027,438  17,196,358
   Less accumulated depreciation and amortization.......  10,003,257   8,275,369
                                                         ----------- -----------
                                                         $10,024,181 $ 8,920,989
                                                         =========== ===========

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTE 4--INVESTMENT IN JOINT VENTURE

  The Company owns a 50% equity interest in a joint venture, the CANON-STAAR Company, Inc. ("CSC"), with Canon Inc. ("Canon") and Canon Sales Co, Inc. ("Canon Sales"). The joint venture was formed to manufacture and sell the Company's IOL products to Canon Sales or other distributors in Japan. The Company sold CSC an exclusive license to manufacture and market its products in Japan. The Company recorded $1,500,000 of deferred revenue on the sale of the license, which was recognized over eight years through October 1996 on a straight-line basis. The Company uses the equity method of accounting for this investment. The financial statements of CSC include assets of approximately $6,213,000 and $6,640,000, and liabilities of approximately $1,364,000 and $1,381,000, as of January 2, 1998 and January 3, 1997, respectively.

  The Company's equity in earnings of the joint venture is calculated as follows:

                                                    1997      1996      1995
                                                  --------  --------  --------
   Joint venture net income...................... $672,873  $685,296  $660,014
   Equity interest...............................       50%       50%       50%
                                                  --------  --------  --------
   Equity in net income..........................  336,437   342,648   330,007
   Recognition of deferred gain on sale of
    license......................................      --    143,750   187,500
                                                  --------  --------  --------
   Equity in earnings of joint venture........... $336,437  $486,398  $517,507
                                                  ========  ========  ========

  The Company recorded sales of certain IOL products to CSC of approximately $469,000, $845,000, and $171,000 in 1997, 1996 and 1995, respectively.

NOTE 5--NOTES PAYABLE

  In February 1996, the Company refinanced and increased its domestic line of credit, which allowed the Company to borrow up to $5 million on a revolving basis, at a rate of interest not to exceed the prime interest rate. The loan agreement required the Company to satisfy certain financial tests and limited the amount of indebtedness the Company may have to others and the payment of dividends. Borrowings were collateralized by substantially all of the assets of the Company. The line of credit expired in June 1997 and was replaced with long-term debt as described in Note 6. Borrowings outstanding as of January 3, 1997 were approximately $4,700,000.

  In May 1994, the Company entered into a separate revolving credit facility with a Swiss bank which provides for borrowings up to $766,401 (1,125,000 Swiss Francs at the exchange rate at January 2, 1998) at the interest rate of 5.5%. A commission rate of 0.25% is payable each quarter. The loan does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding under this facility as of January 2, 1998 and January 3, 1997 were $926,112 (1,359,440 Swiss Francs) and $789,549 (1,072,997 Swiss
Francs), respectively. As of January 2, 1998, the balance exceeded the maximum allowable borrowings. The excess borrowings were permitted due to adequate compensating cash balances.

  In 1996, the Company issued a note in the amount of $2,000,000 as partial consideration for the acquisition of a license. The note was paid in equal quarterly installments during 1997.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTE 6--LONG-TERM DEBT

  Long-term debt consists of the following:

                                                            1997       1996
                                                         ---------- ----------
   Note payable to bank, interest at a rate not to
    exceed prime less .25% payable monthly, due June 1,
    1999(1)............................................. $5,506,940 $      --
   Note payable to bank, interest at 6.25%, payable in
    four equal annual installments plus interest
    beginning in December 1996, guaranteed by the Swiss
    federal government and Canton of Bern...............    397,186    618,584
   Note payable to equipment vendor, interest at 13%,
    payable in monthly installments plus interest
    through December 1999, secured by equipment.........     74,778    101,118
   Obligations under capitalized leases (see Note 11)...    396,272    827,608
                                                         ---------- ----------
                                                          6,375,176  1,547,310
   Less current portion.................................    624,698    703,260
                                                         ---------- ----------
   Long-term debt due after one year.................... $5,750,478 $  844,050
                                                         ========== ==========

--------
(1) In June 1997, the Company renegotiated its line-of-credit with its current domestic lender. Under the new agreement, the Company may borrow up to $10,000,000 on a revolving basis, at a rate of interest not to exceed the prime interest rate (8.5% at January 2, 1998) less .25% (or, at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%). The loan agreement requires the Company to satisfy certain financial tests and limits the amount of other indebtedness the Company may incur. The line of credit expires June 1999. Borrowings are not collateralized. The refinance of the line of credit resulted in a reclassification of debt from short-term to long-term. The Company was in compliance with restrictive covenants as of January 2, 1998.

  In November 1997, the Company's domestic lender supplemented the Company's domestic credit facility by committing through March 31, 1998 to make additional advances to the Company of up to $5 million for business acquisitions. No borrowings under this commitment have been made as of January 2, 1998.

  Included in other long-term liabilities at January 2, 1998 is a note payable of approximately $916,000 to the sellers of a corporation purchased by the Company during 1997. The note carries an interest rate of 6% and is payable in equal annual installments over a five year period. Also included in other long term liabilities at January 2, 1998 is deferred revenue of approximately $464,000. Other long-term liabilities at January 3, 1997 were not material.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTE 7--INCOME TAXES

  The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires the asset and liability method of accounting for income taxes. In accordance with SFAS 109, the tax benefits of net operating loss carryforwards utilized in 1995 are presented in the Consolidated Statement of Income as reductions of the provisions for income tax.

  The provision (benefit) for income taxes consist of the following:

                                                 1997        1996      1995
                                              ----------  ---------- ---------
Current tax provision
U.S. federal (net of $1,258,000, $2,006,000,
 and 2,513,000 tax benefit from operating
 loss carryforwards)......................... $  245,000  $  492,000 $ 149,000
  State and local............................    581,000     725,000   684,000
  Non-U.S....................................    121,357     128,544       --
                                              ----------  ---------- ---------
Total current provision......................    947,357   1,345,544   833,000
                                              ----------  ---------- ---------
Deferred tax provision (benefit)
  U.S. federal and state.....................  3,374,000   1,993,000  (924,000)
  Non-U.S....................................    (51,071)        --        --
Total deferred provision.....................  3,322,929   1,993,000  (924,000)
                                              ----------  ---------- ---------
Provision for income taxes................... $4,270,286  $3,338,544 $ (91,000)
                                              ==========  ========== =========

  The Company utilized all of its remaining tax net operating loss carryforwards for federal income tax purposes during 1997. The Company utilized all of its remaining tax loss carryforwards for California income tax purposes during 1995.

  Alternative minimum tax (AMT) credit carryforward at January 2, 1998 was approximately $390,000. The AMT credit does not have an expiration date.

  The provision (benefit) based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

                                                         1997   1996    1995
                                                         ----   -----   -----
Computed provision for taxes based on income at
 statutory rate.........................................   35 %  34.0 %  34.0 %
Permanent differences................................... (0.1)    1.5     0.2
State taxes, net of federal income tax benefit..........  4.7     6.1     7.7
Tax benefit of net operating loss carryforward..........  --            (28.2)
Tax effect attributed to foreign operations............. (4.0)  (10.1)
Reduction of valuation allowance........................  --            (18.5)
Other...................................................  0.9     1.1     3.8
                                                         ----   -----   -----
Effective tax provision (benefit) rate.................. 36.5 %  32.6 %  (1.0)%
                                                         ====   =====   =====

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3.1 million at January 2, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of January 2, 1998 and January 3, 1997 are as follows:

                                                           1997         1996
                                                        -----------  ----------
   Deferred tax assets:
     Allowance for doubtful accounts................... $    65,000  $   57,000
     Inventory reserves and uniform capitalization.....     341,000     307,000
     Accrued vacation..................................     130,000     114,000
     State taxes.......................................     204,000     153,000
     Net operating loss carryforwards..................         --      732,000
     Tax credit carryforwards..........................     391,000     905,000
     Deferred taxes on foreign operations..............      51,000         --
                                                        -----------  ----------
   Total deferred tax assets...........................   1,182,000   2,268,000
                                                        -----------  ----------
   Deferred tax liabilities:
     Amortization of deferred gain.....................  (1,041,000)        --
     Depreciation and amortization.....................  (2,133,000)   (937,000)
                                                        -----------  ----------
   Total deferred tax liabilities......................  (3,174,000)   (937,000)
                                                        -----------  ----------
   Net deferred tax (liability) assets................. $(1,992,000) $1,331,000
                                                        ===========  ==========

  As a result of the Company's positive operating results for each of the three years ended January 2, 1998, the Company determined that deferred tax assets of $1.2 million and $2.3 million should be recognized as of January 2, 1998 and January 3, 1997. These amounts were based on a consideration of current and future anticipated earnings. Future income levels should result and in full recognition of the deferred tax assets. The amount recorded as of January 3, 1997 includes the capitalization of the remaining balance of the Company net operating loss carryforwards. Management believes it is more likely than not that the deferred tax assets will be realized in full.

NOTE 8--PATENTS

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

  In 1996, the Company acquired a license, as part of the settlement of litigation with Allergan Medical Optics, under U.S. Patent No. 4,681,102, relating to an apparatus for insertion of an intraocular lens. The amount paid has been included in patents in the accompanying balance sheet.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTE 9--LICENSING AGREEMENTS

  The Company has issued Allergan Medical Optics ("AMO"), Alcon Surgical, Inc. (Alcon), Pharmacia & Upjohn, Bausch and Lomb Surgical and Mentor Corporation with licenses to utilize certain of its patents involving foldable IOLs in the United States and selected foreign countries. Each license has a certain amount of prepaid royalties (which were received by the Company when the license was issued) which will be utilized by that licensee as sales of the licensed products are made. The Company recorded $3,040,000, $1,000,000 and $514,000 of royalty income in 1997, 1996 and 1995, respectively, from these licenses. See Note 17 with respect to royalty income recorded in 1997.

  The Company was involved with certain litigation with Bausch and Lomb (formerly Chiron) concerning the terms of the agreements entered into between the companies in 1990. During the first quarter of 1998, the Company reached a settlement with Bausch and Lomb.

NOTE 10--STOCKHOLDERS' EQUITY

COMMON STOCK

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

  In 1997, the Company issued 24,074 shares to consultants for services rendered to the Company. Also, during 1997, the Company repurchased and cancelled 9,336 shares.

NOTES RECEIVABLE

  As of January 2, 1998 and January 3, 1997, notes receivable from officers and directors totalling $2,326,015, were outstanding. The notes were issued in connection with purchases of the Company's common stock. The notes bear interest at rates ranging between 6% and 8%, or at the lowest federal applicable rate allowed by the Internal Revenue Service. The notes are secured by stock pledge agreements and mature on various dates through May 1998.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

OPTIONS

  The table below summarizes the transactions in the Company's several stock option plans:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                             NUMBER OF  EXERCISE
                                                              SHARES     PRICE
                                                             ---------  --------
   Balance at December 31, 1994............................. 1,318,754   $ 4.84
   Options granted..........................................    35,000   $ 4.67
   Options exercised........................................  (116,192)  $ 4.08
   Options forfeited........................................    (9,808)  $ 9.22
                                                             ---------   ------
   Balance at December 29, 1995............................. 1,227,754   $ 4.87
   Options granted..........................................   574,000   $12.50
   Options exercised........................................  (226,552)  $ 4.26
                                                             ---------   ------
   Balance at January 3, 1997............................... 1,575,202   $ 7.72
   Options granted..........................................   413,400   $10.94
   Options exercised........................................  (160,719)  $ 6.36
   Options forfeited........................................    (5,108)  $ 9.65
                                                             ---------   ------
   Balance at January 2, 1998............................... 1,822,775   $ 8.56
                                                             =========   ======
   Options exercisable (vested) at January 2, 1998.......... 1,273,441   $ 6.94
                                                             =========   ======

NOTES RECEIVABLE

  Included in the table above are options to purchase 12,695 shares of common stock outstanding at January 2, 1998, with an exercise price of $2.50 per share, which options were granted pursuant to the Company's 1990 Stock Option Plan. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant.

  Under provisions of the Company's 1991 Stock Option Plan, 2,000,000 shares were reserved for issuance. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant. Pursuant to this plan, options for 591,579 shares were outstanding at January 2, 1998, with exercise prices ranging between $2.50 to $9.25 per share.

  In 1995, officers, employees and others exercised options to purchase 91,192 shares of common stock granted under the 1990 and 1991 stock option plans, at prices from $2.50 to $6.00, in exchange for cash of $354,776. Also in 1995, the Company's former President exercised options to purchase 25,000 shares of common stock, at a price of $4.75, resulting in cash proceeds of $118,750.

  In 1996, the Board of Directors of the Company approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase or awards of the Company's common stock. Under provisions of the Non-Qualified Stock Plan, 600,000 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant. Pursuant to this plan, options for 566,000 and 570,000 shares were outstanding at January 2, 1998 and January 3, 1997, respectively, with an exercise price of $12.50 per share.

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

  In 1996, officers, employees, and others exercised 226,550 options from the 1990, 1991 and non-qualified stock option plans at prices from $2.50 to $5.875 resulting in cash and stock proceeds totaling $966,191.

  In 1997, the Company granted options to directors to purchase 240,000 shares at $12.00 per share and 173,400 shares to consultants at varying amounts which was then the fair market value.

  In 1997, officers, employees and others exercised 160,719 options from the 1990, 1991 and non-qualified stock option plans at prices from $2.50 to $12.50 resulting in cash and stock proceeds totalling $1,022,493.

  FASB 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0 percent; expected volatility of 11 percent; risk free rate of 6.78 percent; and expected lives of 5 years; and in 1996: dividend yield of 0 percent; expected volatility of 11 percent; risk-free interest rate of 6.73 percent; and expected lives of 7 years. Compensation cost computed pursuant to FASB 123 for options granted in 1995 was not material.

  The weighted average fair value of options granted during the year ended January 2, 1998 and January 3, 1997 were $1.57 and $3.60, respectively.

  Under the accounting provisions of FASB 123, the Company's net income and earnings per share for 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                             1997       1996
                                                          ---------- ----------
   Net income
     As reported......................................... $7,419,000 $6,891,000
     Pro forma........................................... $6,771,200 $6,705,000
   Basic earnings per share
     As reported.........................................       $.57       $.53
     Pro forma...........................................       $.52       $.52
   Diluted earnings per share
     As reported.........................................       $.53       $.50
     Pro forma...........................................       $.48       $.48

  Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1995 through 1997.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at January 2, 1998.

                                     OPTIONS
                                   OUTSTANDING                      OPTIONS EXERCISABLE
                                    WEIGHTED-                    --------------------------
                       NUMBER        AVERAGE        WEIGHTED-      NUMBER      WEIGHTED-
      RANGE OF       OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
   EXERCISE PRICES    AT 1/2/98  CONTRACTUAL LIFE EXERCISE PRICE  AT 1/2/98  EXERCISE PRICE
   ---------------   ----------- ---------------- -------------- ----------- --------------
   $2.50
    to $
    4.00                185,195     3.9 years         $ 2.88        185,195      $ 2.88
   $4.75
    to $
    5.88                651,579     5.9 years         $ 5.11        651,579      $ 5.11
   $9.00
    to
    $12.50              986,000     7.7 years         $11.91        436,667      $11.39
   ------             ---------     ---------         ------      ---------      ------
   $2.50
    to
    $12.50            1,822,774     6.7 years         $ 8.56      1,273,441      $ 6.94
   ======             =========     =========         ======      =========      ======

WARRANTS

  The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                                                       WEIGHTED-
                                                                        AVERAGE
                                                             NUMBER    EXERCISE
                                                            OF SHARES    PRICE
                                                            ---------  ---------
   Balance at December 31, 1994............................  470,974     $2.05
   Warrants exercised...................................... (136,747)    $2.17
   Warrants expired........................................  (49,833)    $2.63
                                                            --------     -----
   Balance at December 29, 1995............................  284,394     $1.89
   Warrants exercised......................................  (37,500)    $1.73
                                                            --------     -----
   Balance at January 3, 1997 and January 2, 1998..........  246,894     $1.91
                                                            ========     =====

  All warrants are exercisable as of January 2, 1998.

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

NOTE 11--COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

  The Company leases certain property, plant and equipment under capital and operating lease agreements. In the later part of 1995, the Company entered into a capital lease agreement to finance surgical equipment that was sent to China in consideration of a five year exclusive supply agreement with a hospital in Hangzhou, China. The Company committed a $300,000 letter of credit as further collateral for the lease.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

  Annual future minimum lease payments under noncancellable capital and operating lease commitments as of January 2, 1998 are as follows:

                                                            CAPITAL  OPERATING
     FISCAL YEAR                                             LEASES    LEASES
     -----------                                            -------- ----------
      1998................................................. $431,535 $  674,410
      1999.................................................      --     596,695
      2000.................................................      --     490,026
      2001.................................................      --     387,603
      Thereafter...........................................      --     354,130
                                                            -------- ----------
      Total minimum lease payments.........................  431,535 $2,502,864
                                                                     ==========
      Imputed interest.....................................   35,263
                                                            --------
      Present value of net minimum lease payments.......... $396,272
                                                            ========

  Rent expense was approximately $686,000, $700,000 and $606,000 for the years ended January 2, 1998, January 3, 1997 and December 29, 1995, respectively.

LITIGATION AND CLAIMS

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

  The Company is involved in other legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation will be resolved without material effect on the Company's financial position or results of operations.

OTHER COMMITMENTS

  During 1993, the Company entered into consulting agreements with certain individuals to assist the Company in the development of new products and the promotion of its current products. Such agreements provide for payments of cash and the issuance of shares of the Company's common stock and options to purchase the Company's common stock, at $7 to $11 per share over a six year period. All common stock was issued at fair market value.

  The aggregate commitment under these agreements at January 2, 1998 is approximately $15,000 in cash, $325,000 worth of common stock, 5,000 shares of common stock, and options to purchase 132,500 shares of common stock. Included in other current liabilities at January 2, 1998 and January 3, 1997, is approximately $402,000 and $411,000, respectively, due to these consultants payable in cash and shares of the Company's common stock.

NOTE 12--OTHER LIABILITIES

  Included in other current liabilities at January 2, 1998 and January 3, 1997 are approximately $1,261,000 and $1,573,000 of commissions due to outside sales representatives; income tax payable of $638,000 and $163,000; and deferred revenue of $232,000 and $485,998, respectively.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTE 13--RELATED PARTY TRANSACTIONS

  The Company has had significant related party transactions as discussed in Notes 4 and 10.

  On February 29, 1996, the Company forgave a $120,000 note receivable from one of the Company's officers in exchange for the officer's efforts in obtaining certain patents.

  During 1997, 1996 and 1995, a law firm, of which a partner is director and stockholder of the Company, received approximately $280,000, $322,000 and $256,000 for fees in connection with legal services performed on behalf of the Company. As of January 2, 1998, included in prepaid, deposits, and other current assets are $270,000 of prepaid legal fees.

  The Company pays an override sales commission, based upon a percentage of the Company's sales, to a corporation owned by an officer of the Company in its capacity as a sales representative for the Company. This agreement relates back to 1983, when the officer initially became associated with the Company in a sales and marketing capacity. Commissions paid or accrued under this arrangement totaled approximately $420,000, $412,000 and $322,000 during 1997, 1996 and 1995, respectively.

NOTE 14--STATEMENTS OF CASH FLOWS

  Net cash provided by operating activities includes interest paid of approximately $723,000, $557,000 and $419,000 for the years ended January 2, 1998, January 3, 1997 and December 29, 1995, respectively. Income taxes paid amounted to approximately $315,000, $1,160,000 and $947,000 for the years ended January 2, 1998, January 3, 1997 and December 29, 1995, respectively.

  Changes in operating working capital as shown in the consolidated statements of cash flows for the years ended January 2, 1998, January 3, 1997 and December 29, 1995 are comprised of:

                                            1997         1996         1995
                                         -----------  -----------  -----------
Decrease (increase) in:
  Accounts receivable................... $(1,172,694) $   584,675  $(2,222,700)
  Other receivables.....................  (3,250,000)         --           --
  Inventories...........................  (2,346,531)  (2,804,980)  (1,086,795)
  Prepaids, deposits and other current
   assets...............................    (673,300)  (1,110,039)    (308,272)
Increase (decrease) in:
  Accounts payable......................     (76,590)     283,929      338,771
  Other current liabilities.............     548,068      (21,607)     248,544
                                         -----------  -----------  -----------
Change in operating working capital..... $(6,971,047) $(3,068,022) $(3,030,452)
                                         ===========  ===========  ===========

NOTE 15--NET INCOME PER SHARE

  The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                   1997       1996       1995
                                                ---------- ---------- ----------
Basic weighted average shares outstanding...... 13,123,950 12,909,506 12,756,183
Diluted effect of stock options and warrants...    989,133    957,602    922,699
                                                ---------- ---------- ----------
Diluted weighted average shares outstanding.... 14,113,083 13,867,108 13,678,882
                                                ========== ========== ==========

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTE 16--GEOGRAPHIC DATA AND EXPORT SALES

  The Company's operations are conducted in the United States and international markets, principally in Europe, South Africa, Australia and Southeast Asia. Information about the Company's domestic and international operations for each fiscal year is as follows:

                                  UNITED
GEOGRAPHIC REGION                 STATES      FOREIGN   ELIMINATION CONSOLIDATED
-----------------               ----------- ----------- ----------- ------------
1997
Sales to unaffiliated
 customers....................  $27,843,000 $14,637,000  $     --   $42,480,000
Operating income..............   11,304,000   1,409,000   (444,000)  12,269,000
Identifiable assets...........   48,260,000  14,131,000        --    62,391,000
Capital expenditures..........    1,978,000     868,000        --     2,846,000
Depreciation and amortization.    2,915,000     610,000        --     3,525,000
1996
Sales to unaffiliated
 customers....................  $29,069,000 $12,143,000  $     --   $41,212,000
Operating income..............    8,452,000   1,858,000   (233,000)  10,077,000
Identifiable assets...........   42,010,000  10,046,000        --    52,056,000
Capital expenditures..........    3,923,000     356,000        --     4,279,000
Depreciation and amortization.    2,509,000     441,000        --     2,950,000

  The Company's foreign operations for the year ended December 29, 1995 were not material.

  The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's operating units. Accordingly, the sales, operating income and identifiable assets shown for each geographic area may not be indicative of the amounts which would have been reported if the operating units were independent of one another. Operating is net sales less related costs and operating expenses, excluding interest.

  During the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995, the Company had export sales, primarily to Europe, South Africa, Australia, and Southeast Asia, of approximately $14,637,000, $11,620,000 and $8,133,000, respectively. Of these sales, approximately $8,438,000, $7,576,000 and $4,841,000 were to Europe, which has been the Company's principal foreign market for the last three fiscal years.

  The Company sells its products internationally, which subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability.

NOTE 17--FOURTH QUARTER SIGNIFICANT ITEMS

  During the fourth quarter of 1997, the Company recorded royalty income of $2,554,000 which resulted from a settlement agreement totaling $3,250,000 relating to the use of certain of the Company's patents from 1986 through 1997. As of January 2, 1998, the Company has deferred revenue of $696,000 related to this transaction which will be recognized over the next three years.

NOTE 18--SUBSEQUENT EVENT

  On January 5, 1998 the Company acquired a 60% interest in a foreign distributor of ophthalmic products. The distributor had 1997 sales of approximately $15 million. The results of operations of the distributor are not material as compared to the Company's results of operations.

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT
                            ON SCHEDULE AND CONSENT

To the Board of Directors and Stockholders
STAAR Surgical Company and Subsidiaries

  The audits referred to in our report dated March 6, 1998, included the related financial statement schedule as of January 2, 1998, and for each of the three years in the period ended January 2, 1998, included in the annual report on Form 10-K of STAAR Surgical Company and subsidiaries. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

  We consent to incorporation by reference in the Registration Statements (No. 33-37248) (No. 33-76404) and (No. 33-60241) on Form S-8 of STAAR Surgical
Company of our report dated March 6, 1998, relating to the consolidated balance sheets of STAAR Surgical Company and subsidiaries as of January 2, 1998 and January 3, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the three years in the period ended January 2, 1998, which report appears in the January 2, 1998 annual report on Form 10-K of STAAR Surgical Company and subsidiaries.

                                          BDO Seidman, LLP

Los Angeles, California
March 30, 1998

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               COLUMN A                 COLUMN B  COLUMN C   COLUMN D  COLUMN E
               --------                 --------- --------- ---------- --------
                                         BALANCE
                                           AT                          BALANCE
                                        BEGINNING                       AT END
              DESCRIPTION                OF YEAR  ADDITIONS DEDUCTIONS OF YEAR
              -----------               --------- --------- ---------- --------
1997
 Allowance for doubtful accounts
  deducted from accounts receivable in
  balance sheet........................ $112,000  $ 16,000   $    --   $128,000
 Reserve for obsolescence deducted from
  inventories in balance sheet.........      --    131,000        --    131,000
                                        --------  --------   --------  --------
                                        $112,000  $147,000   $    --   $259,000
                                        ========  ========   ========  ========
1996
 Allowance for doubtful accounts
  deducted from accounts receivable in
  balance sheet........................ $119,000  $          $  7,000  $112,000
 Reserve for obsolescence deducted from
  inventories in balance sheet.........   31,000               31,000
                                        --------  --------   --------  --------
                                        $150,000  $          $ 38,000  $112,000
                                        ========  ========   ========  ========
1995
 Allowance for doubtful accounts
  deducted from accounts receivable in
  balance sheet........................ $307,000  $112,000   $300,000  $119,000
 Reserve for obsolescence deducted from
  inventories in balance sheet.........  105,000               74,000    31,000
                                        --------  --------   --------  --------
                                        $412,000  $112,000   $374,000  $150,000
                                        ========  ========   ========  ========

--------
(1) Represents allowance for uncollectible receivables.

(2) Writeoffs.

(3) Obsolete inventory written down to zero value.