Form 10-Q
period 1998-04-03
STAAR SURGICAL COMPANY
filed 1998-05-18
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 3, 1998

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

                                (626) 303-7902
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                                      N/A
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                      ------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES [x]   NO [_]

THE REGISTRANT HAS 13,278,342 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, ISSUED AND OUTSTANDING AS OF MAY 11, 1998.

TOTAL NUMBER OF SEQUENTIALLY NUMBERED PAGES IN THIS DOCUMENT: 9

                             STAAR SURGICAL COMPANY

                                     INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART I
Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - April 3, 1998 and
            January 2, 1998.......................................................   1
         Condensed Consolidated Statements of Income -  Three Months Ended
            April 3, 1998 and April 4, 1997.......................................   2
         Condensed Consolidated Statements of Cash Flows - Three Months Ended
            April 3, 1998 and April 4, 1997.......................................   3
         Notes to Condensed Consolidated Financial Statements.....................   4


Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................   6


PART II

Item 5 - Other Information........................................................   8
         Signature Page...........................................................   9

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits
         --------

         27     Financial Data Schedule

         Reports on Form 8-K
         -------------------

         None

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   APRIL 3,       JANUARY 2,
                                                                                    1998            1998
                                                                                    ----            ----
                                 ASSETS
                                 ------
Current assets:
       Cash and cash equivalents                                                 $  3,593,960    $  6,279,136
       Accounts receivable, less allowance for doubtful accounts                    9,736,983       7,983,399
       Other receivable                                                                     -       3,250,000
       Inventories                                                                 18,877,261      14,712,398
       Prepaid, deposits and other current assets                                   2,798,276       2,006,075
       Deferred income tax                                                          1,178,112       1,182,136
                                                                                 ------------    ------------
              Total current assets                                                 36,184,592      35,413,144
                                                                                 ------------    ------------
Investment in joint venture                                                         2,890,217       2,740,163
Property, plant and equipment, net                                                 10,618,889      10,024,181
Patents and licenses, net                                                          11,375,854      11,121,436
Goodwill, net                                                                       5,032,441         967,789
Other assets                                                                        3,006,818       2,124,168
                                                                                 ------------    ------------
              Total assets                                                       $ 69,108,811    $ 62,390,881
                                                                                 ============    ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
       Notes payable                                                             $    667,809    $    983,276
       Accounts payable                                                             5,100,152       1,528,436
       Current portion of long-term debt                                              455,654         624,698
       Deferred income tax                                                          3,174,000       3,174,000
       Other current liabilities                                                    5,351,338       4,166,963
                                                                                 ------------    ------------
              Total current liabilities                                            14,748,953      10,477,373
                                                                                 ------------    ------------
Long-term debt                                                                      6,472,640       5,750,478
Minority interest                                                                     406,910               -
Other long-term liabilities                                                         1,308,024       1,380,246
                                                                                 ------------    ------------
              Total liabilities                                                    22,936,527      17,608,097
                                                                                 ------------    ------------
Stockholders' equity
       Common stock, $.01 par value, 30,000,000 shares authorized;
       issued and outstanding 13,266,740 at April 3, 1998 and
       13,246,161 at January 2, 1998                                                  132,667         132,462
       Capital in excess of par value                                              42,915,994      42,810,700
       Accumulated translation adjustment                                          (1,086,389)       (695,502)
       Retained earnings                                                            6,536,027       4,861,139
                                                                                 ------------    ------------
                                                                                   48,498,299      47,108,799
Notes  receivable                                                                  (2,326,015)     (2,326,015)
                                                                                 ------------    ------------
       Total stockholders' equity                                                  46,172,284      44,782,784
                                                                                 ------------    ------------
                                                                                 $ 69,108,811    $ 62,390,881
                                                                                 ============    ============

                             STAAR SURGICAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                 ------------------------------
                                                                 APRIL 3, 1998    APRIL 4, 1997
                                                                 -------------    -------------
Sales                                                             $ 14,042,833     $ 10,304,743
Royalty income                                                          58,036          250,000
                                                                  ------------     ------------
    Total revenues                                                  14,100,869       10,554,743
Cost of sales                                                        4,283,689        2,459,366
                                                                  ------------     ------------
     Gross profit                                                    9,817,180        8,095,377
                                                                  ------------     ------------

Selling, general and administrative expenses:
    General and administrative                                       1,681,963        1,516,114
    Marketing and selling                                            4,384,999        2,869,379
    Research and development                                         1,016,719          991,343
                                                                  ------------     ------------
    Total selling, general and administrative expenses               7,083,681        5,376,836
                                                                  ------------     ------------
    Operating income                                                 2,733,499        2,718,541
                                                                  ------------     ------------

Other income (expense):
    Equity in earnings of joint venture                                150,054           68,947
    Interest expense - net                                            (183,873)        (115,418)
    Other expense - net                                                (64,942)         (85,820)
                                                                  ------------     ------------
    Total other income (expense) - net                                 (98,761)        (132,291)
                                                                  ------------     ------------
Income before income taxes                                           2,634,738        2,586,250
Income tax provision                                                   843,781          836,843
Minority interest                                                      116,069                -
                                                                  ------------     ------------
Net income                                                         $ 1,674,888      $ 1,749,407
                                                                   ===========      ===========
Net income per share
         Basic                                                     $       .13      $       .13
                                                                   ===========      ===========
         Diluted                                                   $       .12      $       .13
                                                                   ===========      ===========

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                  ---------------------------------
                                                                                                    APRIL 3,             APRIL 4,
                                                                                                      1998                 1997
                                                                                                  -----------           -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income                                                                                        $ 1,674,888           $ 1,749,407
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation of property and equipment                                                           477,845               421,053
     Amortization of intangibles                                                                      842,144               416,073
     Change in deferred revenue                                                                       (58,036)             (250,000)

     Equity in earnings of joint venture                                                             (150,054)              (68,947)

     Deferred income taxes                                                                              4,024               550,000
     Change in operating working capital, excluding effects of
     acquisitions                                                                                   1,480,361            (1,461,355)
                                                                                                  -----------           -----------
         Net cash provided by operating activities                                                  4,271,172             1,356,231
                                                                                                  -----------           -----------

Cash flows from investing activities:

     Purchase of property and equipment                                                              (563,437)             (471,996)

     Increase in patents and licenses                                                                (496,695)             (948,183)

     Acquisition of a foreign distributor,
      net of cash acquired                                                                         (4,290,255)                    -
      (Increase) decrease in other assets                                                          (1,130,351)              194,714
                                                                                                  -----------           -----------
         Net cash used in investing activities                                                     (6,480,738)           (1,225,465)
                                                                                                  -----------           -----------

Cash flows from financing activities:

     Increase in borrowings under notes payable and long-term debt                                  4,375,162                   ---
     Payments on other notes payable and long-term debt                                              (858,444)           (1,358,683)

     Net payments under line of credit                                                             (3,706,940)           (1,269,578)

     Proceeds from the exercise of stock options                                                      105,499                22,510
                                                                                                  -----------           -----------
         Net cash used in financing activities                                                        (84,723)           (2,605,751)
                                                                                                  -----------           -----------
Effect of exchange rate changes on cash and cash equivalents                                         (390,887)                4,366
                                                                                                  -----------           -----------
Decrease in cash and cash equivalents                                                              (2,685,176)           (2,470,619)

Cash and cash equivalents at beginning of period                                                    6,279,136             6,469,515
                                                                                                  -----------           -----------
Cash and cash equivalents at end of period                                                        $ 3,593,960           $ 3,998,896
                                                                                                  ===========           ===========


                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 3, 1998

1.  BASIS OF PRESENTATION

  The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting gains and losses are deferred and are shown as a separate component of stockholders' equity. During the three-months ended April 3, 1998 and April 4, 1997, the net foreign translation (loss)/gain was ($390,887) and $4,366 and net foreign currency transaction gain/(loss) was $29,286 and ($100,000). Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

  Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  EXPORT SALES

  During the three-months ended April 3, 1998 and April 4, 1997, the Company had export sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $7,642,000 and $3,023,000. Of these sales, approximately $6,160,000 and $2,045,000 were to Europe, which is the Company's principal foreign market, for the quarters ended April 3, 1998 and April 4, 1997.

  The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  INVENTORIES

  Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at April 3, 1998 and January 2, 1998:

                                         APRIL 3,      JANUARY 2,
                                           1998           1998
                                        -----------    -----------
Raw materials and purchased parts...... $ 2,449,364    $ 1,976,467
Work in process........................   1,934,878      1,736,339
Finished goods.........................  14,493,019     10,999,592
                                        -----------    -----------
                                        $18,877,261    $14,712,398
                                        ===========    ===========

4.  INTERIM FINANCIAL STATEMENTS

  The financial statements for the three-months ended April 3, 1998 and April 4, 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the three-months ended April 3, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

5.  RECLASSIFICATIONS

  Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation.

6.  BUSINESS ACQUISITIONS

  On January 5, 1998, the Company acquired a 60% interest in a foreign distributor of ophthalmic products. Total consideration for the acquisition of the majority interest was approximately $4.6 million and resulted in the recording of goodwill of approximately $4.1 million. The distributor had 1997 sales of approximately $15 million. The results of operations of the distributor are not material as compared to the Company's results of operations.

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

                                             PERCENTAGE OF
                                          TOTAL REVENUES FOR
                                                 THREE             PERCENTAGE CHANGE
                                             MONTHS ENDED          FOR THREE MONTHS
                                          --------------------     -----------------
                                          APRIL 3,     APRIL 4,
                                            1998         1997         1998 VS 1997
                                          --------     -------     ------------------
                                                                   INCREASE (DECREASE)

Total revenues..........................    100.0%       100.0%           33.6%
Cost of sales...........................     30.4         23.3            74.2
                                            -----        -----
Gross profit............................     69.6         76.7            21.3
Costs and expenses:
    General and administrative..........     11.9         14.4            10.9
     Marketing and selling..............     31.1         27.2            52.8
     Research and development...........      7.2          9.4             2.6
                                            -----        -----
          Total costs and expenses......     50.2         50.9            31.7
Other expense, net......................      (.7)        (1.3)          (25.3)
                                            -----        -----
Income before income taxes..............     18.7         24.5             1.9
Income tax provision....................      6.0          7.9              .8
               Net income...............     11.9%        16.6%          (4.3)%
                                            -----        -----

REVENUES
--------

      Revenues for the three-month period ended April 3, 1998 were $14.1 million, which is 33.6% greater than the $10.6 million in revenues for the
three-month period ended April 4, 1997.   The increase in revenues was
attributable to an increase in international sales of $4.2 million from foreign distributors acquired or formed during the past year and continued increasing international sales of the Company's new products, primarily the Implantable Contact Lens, a deformable intraocular refractive corrective lens, and the Glaucoma Wick. These increases were partially offset by lower sales of the Company's intraocular lenses (IOL's) and lower average selling prices for IOL's due to competitive pressures. Additionally, during the first quarter of 1998, the Company recorded $192,000 less royalty revenue as compared to the same period of 1997.

COST OF SALES
-------------

      Cost of sales increased to 30.4% of revenues for the three-months ended April 3, 1998 from 23.3% of revenues for the three-months ended April 4, 1997. The increase as a percentage of revenue was due to revenue from the new foreign distributors, having cost of sales as of percentage of sales that are typical for a distribution company. As the distributors product mix changes to include more product manufactured by the Company, the Company expects cost of sales as a percentage of sales to decline. Without the effect of the new distributors, cost of sales as percentage of revenue for the first quarter of 1998 was in line with the first quarter of 1997 due to continuing manufacturing efficiencies, despite lower average selling prices of the Company's IOL's.

GENERAL & ADMINISTRATIVE
------------------------

      General and administrative expense decreased to 11.9% of revenues for the three-months ended April 3, 1998 from 14.4% of revenues for the three-months ended April 4, 1997. The decline in general and administrative expense as a percentage of revenues was attributable to the significant increase in revenues permitting greater absorption of general and administrative costs. The increase in general and administrative expense in dollar terms was attributable to additional administrative infrastructure expenditures required to support the increase in revenues.

MARKETING AND SELLING
---------------------

      Marketing and selling expense increased to 31.1% of revenues for the three-months ended April 3, 1998 compared to 27.2% of revenues for the three-months ended April 4, 1997. The increase in marketing and selling expense as a percentage of revenues was attributable to marketing and selling expenses of the new foreign distributors.

RESEARCH AND DEVELOPMENT
------------------------

      Research and development expense decreased to 7.2% of revenues for the first quarter ending April 3, 1998, compared to 9.4% of revenues for the first quarter ending April 4, 1997. While actual spending was consistent with the same period in prior year, the decline as a percent of revenues was due to the significant increase in revenues.

OTHER INCOME (EXPENSE), NET
---------------------------

      Other income (expense) for the quarter ended April 3, 1998 was ($99,000), or (.7)% of revenues, as compared to ($132,000), or (1.3%) of revenues, for the quarter ended April 4, 1997. The primary reasons for this change were increased interest expenses, offset by decreased losses in foreign currency transactions, and an increase in earnings related to the Company's joint venture with Canon STAAR.

INCOME TAX PROVISION (INCOME TAXES)
-----------------------------------

    The Company's effective income tax rate at April 3, 1998 and April 4, 1997 was 32%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash and cash equivalents for the quarter ended April 3, 1998 decreased by approximately $2.7 million relative to the fiscal year ended January 2, 1998. This decrease was principally due to payments made by the Company on its line-of-credit resulting in a corresponding decrease to that facility.

      The Company increased its inventories, primarily internationally, to support the rollout of new products and to stock the new distributors.

      Goodwill and accounts payable increased significantly with the addition of a foreign distributor during the quarter.

      As of April 3, 1998, the Company had a current ratio of 2.5:1, net working capital of $21.4 million and net equity of $46.2 million compared to January 2, 1998 when the Company's current ratio was 3.4:1, its net working capital was $24.9 million, and its net equity was $44.8 million.

      The Company expects to continue to be profitable in the future and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.

PART II - ITEM 5

OTHER INFORMATION
-----------------

None


PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27     Financial Data Schedule

REPORTS ON FORM 8-K

None

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                             STAAR SURGICAL COMPANY



Date:  May 15, 1998                      By:  /s/    WILLIAM C. HUDDLESTON
                                            --------------------------------
                                                  William C. Huddleston
                                               Chief Financial Officer and
                                                 Duly Authorized Officer
                                                (principal accounting and
                                                        financial
                                                 officer for the quarter)