Form 10-Q
period 1998-07-03
STAAR SURGICAL COMPANY
filed 1998-08-17
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JULY 3, 1998

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

THE REGISTRANT HAS 13,431,287 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, ISSUED AND OUTSTANDING AS OF AUGUST 3, 1998.

TOTAL NUMBER OF SEQUENTIALLY NUMBERED PAGES IN THIS DOCUMENT: 9

                             STAAR SURGICAL COMPANY

                                     INDEX

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART I

Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - July 3, 1998 and
           January 2, 1998.........................................   1
         Condensed Consolidated Statements of Income -  Three and
           Six Months Ended July 3, 1998 and July 4, 1997..........   2
         Condensed Consolidated Statements of Cash Flows - Six
           Months Ended July 3, 1998 and July 4, 1997..............   3
         Notes to Condensed Consolidated Financial Statements......   4

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................   6

PART II

Item 5 - Other Information.........................................   8
         Signature Page............................................   9

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits
         --------
         27     Financial Data Schedule

         Reports on Form 8-K
         -------------------
          None

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   JULY 3,        JANUARY 2,
                       ASSETS                                                       1998            1998
                       ------                                                    -----------     -----------
Current assets:

       Cash and cash equivalents                                                 $ 3,734,705     $ 6,279,136
       Accounts receivable, less allowance for doubtful accounts                   9,998,892       7,983,399
       Other receivable                                                                    -       3,250,000
       Inventories                                                                20,152,471      14,712,398
        Prepaid, deposits and other current assets                                 3,044,565       2,006,075
        Deferred income tax                                                        1,131,065       1,182,136
                                                                                 -----------     -----------
              Total current assets                                                38,061,698      35,413,144
                                                                                 -----------     -----------
Investment in joint venture                                                        3,116,217       2,740,163
Property, plant and equipment, net                                                10,703,399      10,024,181
Patents and licenses, net                                                         11,722,033      11,121,436
Goodwill, net                                                                      4,945,117         967,789
Other assets                                                                       2,679,567       2,124,168
                                                                                 -----------     -----------
              Total assets                                                       $71,228,031     $62,390,881
                                                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
        Notes payable                                                            $   747,125     $   983,276
        Accounts payable                                                           4,719,262       1,528,436
        Current portion of long-term debt                                            328,292         624,698
       Deferred income tax                                                         3,174,000       3,174,000
        Other current liabilities                                                  4,869,464       4,166,963
                                                                                 -----------     -----------
              Total current liabilities                                           13,838,143      10,477,373
                                                                                 -----------     -----------
Long-term debt                                                                     8,144,790       5,750,478
Other long-term liabilities                                                        1,253,317       1,380,246
                                                                                 -----------     -----------
              Total liabilities                                                   23,236,250      17,608,097

Minority interest                                                                    637,831               -

Stockholders' equity

        Common stock, $.01 par value, 30,000,000 shares authorized;
        issued and outstanding 13,278,350 at July 3, 1998 and
        13,246,161 at January 2, 1998                                                132,784         132,462
        Capital in excess of par value                                            42,903,903      42,810,700
        Accumulated translation adjustment                                        (1,416,039)       (695,502)
        Retained earnings                                                          8,059,317       4,861,139
                                                                                 -----------     -----------
                                                                                  49,679,965      47,108,799
        Notes  receivable                                                         (2,326,015)     (2,326,015)
                                                                                 -----------     -----------
        Total stockholders' equity                                                47,353,950      44,782,784
                                                                                 -----------     -----------
                                                                                 $71,228,031     $62,390,881
                                                                                 ===========     ===========

                             STAAR SURGICAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   ---------------------------     -------------------------------
                                                                     JULY 3,         JULY 4,         JULY 3,            JULY 4,
                                                                      1998            1997            1998               1997
                                                                   -----------     -----------     -----------         -----------
Sales                                                              $13,924,807     $11,348,036     $27,967,640         $21,652,779
Royalty income                                                          58,035         236,000         116,071             486,000
                                                                   -----------     -----------     -----------         -----------

        Total revenues                                              13,982,842      11,584,036      28,083,711          22,138,779
Cost of sales                                                        3,827,952       2,695,498       8,111,641           5,154,864
                                                                   -----------     -----------     -----------         -----------

           Gross profit                                             10,154,890       8,888,538      19,972,070          16,983,915
                                                                   -----------     -----------     -----------         -----------


Selling, general and administrative expenses:
        General and administrative                                   1,680,681       1,604,812       3,362,644           3,120,926
        Marketing and selling                                        4,795,034       3,318,839       9,180,033           6,188,218
        Research and development                                       937,983       1,070,012       1,954,702           2,061,354
                                                                   -----------     -----------     -----------         -----------

         Total selling, general and administrative expenses:         7,413,698       5,993,663      14,497,379          11,370,498
                                                                   -----------     -----------     -----------         -----------

        Operating income                                             2,741,192       2,894,875       5,474,691           5,613,417
                                                                   -----------     -----------     -----------         -----------

Other income (expense):
        Equity in earnings of joint venture                            226,000          50,400         376,054             119,347
        Interest expense - net                                        (112,955)       (103,792)       (296,828)           (219,210)
        Other income (expense)                                        (165,773)         36,464        (230,715)            (49,356)
                                                                   -----------     -----------     -----------         -----------

        Total other expense  - net                                     (52,728)        (16,928)       (151,489)           (149,219)
                                                                   -----------     -----------     -----------         -----------

Income before income taxes                                           2,688,464       2,877,947       5,323,202           5,464,198
Income tax provision                                                   934,253         924,721       1,778,034           1,761,564
Minority interest                                                      230,921               -         346,990                   -
                                                                   -----------     -----------     -----------         -----------

Net income                                                         $ 1,523,290     $ 1,953,226     $ 3,198,178         $ 3,702,634
                                                                   ===========     ===========     ===========         ===========

Net income per share
        Basic                                                      $       .11     $       .15     $       .24         $       .28
                                                                   ===========     ===========     ===========         ===========

        Diluted                                                    $       .11     $       .14     $       .22         $       .27
                                                                   ===========     ===========     ===========         ===========

Weighted average number of shares outstanding
        Basic                                                       13,262,261      13,079,994      13,262,261          13,079,994
                                                                   ===========     ===========     ===========         ===========

        Diluted                                                     14,240,167      13,930,909      14,240,167          13,930,909
                                                                   ===========     ===========     ===========         ===========

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                               SIX MONTHS ENDED
                                                                        ------------------------------
                                                                           JULY 3,             JULY 4,
                                                                            1998                1997
                                                                        -----------         -----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS
Cash flows from operating
 activities:
Net income                                                              $ 3,198,178         $ 3,702,634
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
    Depreciation of property and equipment                                1,161,575             849,419
    Amortization of intangibles                                           1,244,194             628,661
    Change in deferred revenue                                             (116,071)           (486,000)
    Minority interest                                                       346,987                 ---
    Common stock issued for services                                            ---             325,000
    Equity in earnings of joint venture                                    (376,054)           (119,347)
    Deferred income taxes                                                    51,071             770,019
    Change in operating working capital, excluding effects of
    acquisitions                                                         (1,165,811)         (2,258,232)
                                                                        -----------         -----------
    Net cash provided by operating activities                             4,344,069           3,412,154
                                                                        -----------         -----------
Cash flows from investing
 activities:
    Acquisition of property and equipment                                (1,331,677)         (1,164,505)
    Increase in patents and licenses                                     (1,139,044)         (2,145,642)
    Acquisition of a foreign distributor, net of cash acquired           (4,199,592)                ---
    Increase in other assets                                             (1,028,386)           (279,963)
    Dividends received                                                          ---              60,414
                                                                        -----------         -----------
    Net cash used in investing activities                                (7,698,699)         (3,529,696)
                                                                        -----------         -----------
Cash flows from financing
 activities:
    Increase in borrowings under notes payable and long-term
    debt                                                                  4,375,162                 ---
    Payments on other notes payable and long-term debt                   (1,158,555)         (1,879,577)
    Net payments under line of credit                                    (1,779,396)           (635,439)
    Proceeds from the exercise of stock options                              93,525              35,729
                                                                        -----------         -----------
            Net cash provided by (used in) financing activities           1,530,736          (2,479,287)
                                                                        -----------         -----------
Effect of exchange rate changes on cash and cash equivalents               (720,537)            139,997
                                                                        -----------         -----------
Decrease in cash and cash equivalents                                    (2,544,431)         (2,456,832)
                                                                        -----------         -----------
Cash and cash equivalents at beginning of period                          6,279,136           6,469,515
                                                                        -----------         -----------
Cash and cash equivalents at end of period                              $ 3,734,705         $ 4,012,683
                                                                        ===========         ===========

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1998


1.  BASIS OF PRESENTATION

  The accompanying financial statements consolidate the accounts of the Company its wholly-owned subsidiaries and its 60% owned foreign subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting gains and losses are deferred and are shown as a separate component of stockholders' equity. During the six-months ended July 3, 1998 and July 4, 1997, the net foreign translation (loss)/gain was ($720,537) and $139,997 and net foreign currency transaction loss was $43,820 and $113,000. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

  Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  EXPORT SALES

  During the six-months ended July 3, 1998 and July 4, 1997, the Company had export sales primarily to Europe, South Africa, South America, Australia and Southeast Asia of approximately $15,064,000 and $6,985,000. Of these sales, approximately $12,645,000 and $4,209,000 were to Europe, which is the Company's principal foreign market, for the six-months ended July 3, 1998 and July 4, 1997.

  The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  INVENTORIES

  Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at July 3, 1998 and January 2, 1998:

                                          JULY 3,       JANUARY 2,
                                           1998           1998
                                        -----------    -----------
Raw materials and purchased parts       $ 2,593,943    $ 1,976,467
Work in process                           2,011,916      1,736,339
Finished goods                           15,546,612     10,999,592
                                        -----------    -----------
                                        $20,152,471    $14,712,398
                                        ===========    ===========

4.  INTERIM FINANCIAL STATEMENTS

  The financial statements for the six-months ended July 3, 1998 and July 4, 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the six-months ended July 3, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

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

PART 1 - ITEM 2


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
---------------------

      The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's income statement for the period indicated and the percentage increase or decrease in such items over the prior period.

                                            PERCENTAGE OF
                                         TOTAL REVENUES FOR
                                          SIX MONTHS ENDED       PERCENTAGE CHANGE
                                         -------------------      FOR SIX MONTHS
                                         JULY 3,     JULY 4,     -----------------
                                          1998        1997          1998 VS 1997
                                         -------     -------     -----------------
                                                                INCREASE (DECREASE)
Total revenues.........................    100.0%      100.0%           26.9%
Cost of sales..........................     28.9        23.3            57.4
                                           -----       -----
Gross profit...........................     71.1        76.7            17.6
Costs and expenses:
     General and administrative........     12.0        14.1             7.7
     Marketing and selling.............     32.7        28.0            48.3
     Research and development..........      7.0         9.3            (5.2)
                                           -----       -----
          Total costs and expenses.....     51.6        51.4            27.5
Other expense, net.....................     (0.5)       (0.7)            1.5
                                           -----       -----
Income before income taxes.............     19.0        24.7            (2.6)
Income tax provision...................      6.3         8.0              .9
Minority interest......................      1.2          --           100.0
               Net income..............     11.4%       16.7%          (13.6%)
                                           =====       =====

REVENUES
--------

      Revenues for the six-month period ended July 3, 1998 were $28.1 million, which is 26.9% greater than the $22.1 million in revenues for the six-month
period ended July 4, 1997.   The increase in revenues was attributable to an
increase in international sales of $8.8 million from foreign subsidiaries acquired or formed during the past year and continued increasing international sales of the Company's new products, primarily the Implantable Contact Lens, a deformable intraocular refractive corrective lens, and the Glaucoma Wick. These increases were partially offset by lower sales of the Company's intraocular lenses (IOL's) and lower average selling prices for IOL's due to competitive pressures. Additionally, during the six-months ended July 3,1998, the Company recorded $370,000 less royalty revenue as compared to the same period of 1997.

COST OF SALES
-------------

      Cost of sales increased to 28.9% of revenues for the six-months ended July 3, 1998 from 23.3% of revenues for the six-months ended July 4, 1997. The increase as a percentage of revenue was due to higher cost of sales of non-
manufactured product from a new foreign subsidiary.   As the subsidiary's
product mix changes to include more product manufactured by the Company, the Company expects cost of sales as a percentage of revenue to decline.

GENERAL AND ADMINISTRATIVE
--------------------------

      General and administrative expense decreased to 12.0% of revenues for the six-months ended July 3, 1998 from 14.1% of revenues for the six-months ended July 4, 1997. The decline in general and administrative expense as a percentage of revenues was attributable to the significant increase in revenues permitting greater absorption of general and administrative costs. The increase in general and administrative expense in dollar terms was attributable to additional administrative infrastructure expenditures required to support the increase in revenues.

MARKETING AND SELLING
---------------------

      Marketing and selling expense increased to 32.7% of revenues for the six-months ended July 3, 1998 compared to 28.0% of revenues for the six-months ended July 4, 1997. The increase in marketing and selling expense as a percentage of revenues was attributable to marketing and selling expenses of the new foreign distributors.

RESEARCH AND DEVELOPMENT
------------------------

      Research and development expense decreased to 7.0% of revenues for the six-months ended July 3, 1998, compared to 9.3% of revenues for the six-months ended July 4, 1997. While actual spending was consistent with the same period in prior year, the decline as a percent of revenues was due to the significant increase in revenues.

OTHER EXPENSE, NET
------------------

      Other expense, net for the six-months ended July 3, 1998 was ($151,000), or (0.5%) of revenues, as compared to ($149,000), or (0.7%) of revenues, for the six-months ended July 4, 1997. The primary reasons for this change were increased interest expenses, offset by decreased losses in foreign currency transactions, and an increase in earnings related to the Company's joint venture with Canon STAAR.

INCOME TAX PROVISION (INCOME TAXES)
-----------------------------------

    The Company's effective income tax rate at July 3, 1998 and July 4, 1997 was 33% and 32%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash and cash equivalents for the six-months ended July 3, 1998 decreased by approximately $2.5 million relative to the fiscal year ended January 2, 1998. This decrease was principally due to payments made by the Company on its line-of-credit resulting in a corresponding decrease to that facility and payments made on notes payable and long-term debt.

      The Company increased its inventories, primarily internationally, to support the rollout of new products and to stock the new distributors.

      Goodwill and accounts payable increased significantly with the addition of a foreign subsidiary during the first quarter.

      As of July 3, 1998, the Company had a current ratio of 2.8:1, net working capital of $24.2 million and net equity of $47.4 million compared to January 2, 1998 when the Company's current ratio was 3.4:1, its net working capital was $24.9 million, and its net equity was $44.8 million.

     The Company's management understands the importance of identifying and addressing Year 2000 compliance issues and places a high priority on the project. Accordingly, a task force has been established which is assessing internal operations and the operations of significant suppliers, vendors, and other providers of goods or services. Although the assessment of Year 2000 issues is not complete, the certification process has begun and based on preliminary findings the Company expects internal systems to be compliant by the Year 2000 without material impact to financial position, results of operations or cash flows.

  The Company is contacting certain suppliers, vendors, and other providers of goods or services to determine their ability to do business upon the year 2000 and have included Year 2000 considerations in the vendor selection/certification process. The Company is also developing contingency plans in the event that the Year 2000 does impact critical suppliers or vendors. The Company believes with proper planning, Year 2000 issues of suppliers and vendors should not have a material affect on the operations of the Company.

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


                             STAAR SURGICAL COMPANY



Date:  August 11, 1998            By:  /s/ WILLIAM C. HUDDLESTON
                                     ------------------------------
                                         William C. Huddleston
                                      Chief Financial Officer and
                                        Duly Authorized Officer
                                       (principal accounting and
                                   financial officer for the quarter)