Form 10-Q
period 1998-10-02
STAAR SURGICAL COMPANY
filed 1998-11-17
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: OCTOBER 2, 1998

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

                                ---------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES  [X]  NO  [_]

THE REGISTRANT HAS 13,458,110 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, ISSUED AND OUTSTANDING AS OF NOVEMBER 12, 1998.

TOTAL NUMBER OF SEQUENTIALLY NUMBERED PAGES IN THIS DOCUMENT: 9

                            STAAR SURGICAL COMPANY

                                     INDEX

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I

Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - October 2, 1998 and
            January 3, 1998.............................................................           1
         Condensed Consolidated Statements of Operations - Three and Nine Months Ended
            October 2, 1998 and October 3, 1997.........................................           2
         Condensed Consolidated Statements of Cash Flows - Nine Months Ended
            October 2, 1998 and October 3, 1997.........................................           3
         Notes to Condensed Consolidated Financial Statements...........................           4

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................           6

PART II
Item 5 -    Other Information...........................................................           8
            Signature Page..............................................................           9

Item 6 -  Exhibits and Reports on Form 8-K
          Exhibits
          --------
          27   Financial Data Schedule
          Reports on Form 8-K
          -------------------
          None

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                     OCTOBER 2,      JANUARY 2,
                         ASSETS                                                        1998            1998
                       ----------                                                  ------------    ------------
Current assets:
       Cash and cash equivalents                                                   $  3,239,734    $  6,279,136
       Accounts receivable, less allowance for doubtful accounts                      9,690,018       7,983,399
       Other receivable                                                                     ---       3,250,000
       Inventories                                                                   20,673,202      14,712,398
       Prepaid, deposits and other current assets                                     3,721,494       2,006,075
       Deferred income tax                                                            1,131,065       1,182,136
                                                                                   ------------    ------------
              Total current assets                                                   38,455,513      35,413,144
                                                                                   ------------    ------------
Investment in joint venture                                                           3,104,832       2,740,163
Property, plant and equipment, net                                                   10,275,624      10,024,181
Patents and licenses, net                                                            11,951,158      11,121,436
Goodwill, net                                                                         4,989,343         967,789
Other assets                                                                          1,484,383       2,124,168
                                                                                   ------------    ------------
              Total assets                                                         $ 70,260,853    $ 62,390,881
                                                                                   ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
       Notes payable                                                               $    829,003    $    983,276
       Accounts payable                                                               4,834,099       1,528,436
       Current portion of long-term debt                                                289,015         624,698
       Deferred income tax                                                            3,174,000       3,174,000
       Other current liabilities                                                      2,738,156       4,166,963
                                                                                   ------------    ------------
              Total current liabilities                                              11,864,273      10,477,373
                                                                                   ------------    ------------
Long-term debt                                                                        9,634,654       5,750,478
Other long-term liabilities                                                           1,218,100       1,380,246
                                                                                   ------------    ------------
              Total liabilities                                                      22,717,027      17,608,097
                                                                                   ------------    ------------

Minority interest                                                                       751,533               -

Stockholders' equity
        Common stock, $.01 par value, 30,000,000 shares authorized;
        issued and outstanding 13,994,593 at  October 2, 1998 and
        13,246,161 at January 2, 1998                                                   139,946         132,462

        Capital in excess of par value                                               46,037,388      42,810,700

        Accumulated translation adjustment                                             (907,590)       (695,502)

        Retained earnings                                                             6,776,712       4,861,139
                                                                                   ------------    ------------
                                                                                     52,046,456      47,108,799
        Notes  receivable                                                            (5,254,163)     (2,326,015)
                                                                                   ------------    ------------
        Total stockholders' equity                                                   46,792,293      44,782,784
                                                                                   ------------    ------------
                                                                                   $ 70,260,853    $ 62,390,881
                                                                                   ============    ============

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 ----------------------------    ----------------------------
                                                                  OCTOBER 2,      OCTOBER 3,      OCTOBER 2,       OCTOBER 3,
                                                                     1998            1997            1998            1997
                                                                 ------------    ------------    ------------    ------------
Sales                                                            $ 12,843,472    $ 11,574,698    $ 40,811,112    $ 33,227,477
Royalty income                                                         58,036         250,000         174,107         736,000
                                                                 ------------    ------------    ------------    ------------
     Total revenues                                                12,901,508      11,824,698      40,985,219      33,963,477
Cost of sales                                                       4,578,228       2,759,685      12,689,869       7,914,549
                                                                 ------------    ------------    ------------    ------------
     Gross profit                                                   8,323,280       9,065,013      28,295,350      26,048,928
                                                                 ------------    ------------    ------------    ------------
Selling, general and administrative expenses:
     General and administrative                                     1,741,204       1,542,404       5,103,848       4,663,330
     Marketing and selling                                          4,362,354       3,212,657      13,542,387       9,400,875
     Research and development                                         858,710         963,715       2,813,412       3,025,069
                                                                 ------------    ------------    ------------    ------------
     Total selling, general and administrative expenses:            6,962,268       5,718,776      21,459,647      17,089,274
                                                                 ------------    ------------    ------------    ------------
     Operating income                                               1,361,012       3,346,237       6,835,703       8,959,654
                                                                 ------------    ------------    ------------    ------------
Other income (expense):
     Equity in earnings of joint venture                              (11,385)         52,427         364,669         171,774
     Interest expense - net                                          (190,698)       (200,048)       (487,526)       (419,258)
     Other expense - net                                             (240,473)       (153,528)       (471,188)       (202,884)
                                                                 ------------    ------------    ------------    ------------
     Total other (expense) - net                                     (442,556)       (301,149)       (594,045)       (450,368)
                                                                 ------------    ------------    ------------    ------------
Income before income taxes, minority interest and
    cumulative effect of change in accounting method                  918,456       3,045,088       6,241,658       8,509,286
Income tax provision                                                  406,546         981,108       2,184,580       2,742,672
Minority interest                                                     113,702               -         460,692               -
                                                                 ------------    ------------    ------------    ------------
Income before cumulative effect of change in
   accounting method                                                  398,208       2,063,980       3,596,386       5,766,614
Cumulative effect of change in accounting
  method, writeoff of start-up costs                               (1,680,813)              -      (1,680,813)              -
                                                                 ------------    ------------    ------------    ------------
Net income (loss)                                                $ (1,282,605)   $  2,063,980    $  1,915,573    $  5,766,614
                                                                 ============    ============    ============    ============

Basic earnings (loss) per share:
     Income before cumulative effect of change in
         accounting method                                       $       0.03    $       0.16    $       0.27    $       0.43
     Cumulative effect of change in accounting
         method, writeoff of start-up costs                      $      (0.13)   $          -    $      (0.13)   $          -
                                                                 ------------    ------------    ------------    ------------
     Net income (loss)                                           $      (0.10)   $       0.16    $       0.14    $       0.43
                                                                 ============    ============    ============    ============
     Weighted average number of shares outstanding                 13,349,654      13,293,084      13,349,654      13,293,084
                                                                 ============    ============    ============    ============

Dilutive earnings (loss) per share:
     Income before cumulative effect of change in
         accounting method                                       $       0.03    $       0.15    $       0.25    $       0.41
     Cumulative effect of change in accounting
         method, writeoff of start-up costs                      $      (0.13)   $          -    $      (0.12)   $          -
                                                                 ------------    ------------    ------------    ------------

     Net income (loss)                                           $      (0.10)   $       0.15    $       0.14    $       0.41
                                                                 ============    ============    ============    ============

     Weighted average number of shares outstanding                 13,349,654      14,030,662      14,175,556      14,030,662
                                                                 ============    ============    ============    ============


                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                           NINE MONTHS ENDED
                                                                                                   --------------------------------

                                                                                                    OCTOBER 2,           OCTOBER 3,
                                                                                                      1998                 1997
                                                                                                   -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income                                                                                         $ 1,915,573          $ 5,766,614
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation of property and equipment                                                          1,697,467            1,308,940
     Amortization of intangibles                                                                     1,889,268            1,001,684
     Change in deferred revenue                                                                       (174,107)            (486,000)
     Minority interest                                                                                 460,692                  ---
     Common stock issued for services                                                                  127,501              325,000
     Stock based compensation expense                                                                   85,000                  ---
     Equity in earnings of joint venture                                                              (364,669)            (171,773)
     Deferred income taxes                                                                              51,071            1,295,983
     Change in operating working capital, excluding effects of acquisition                          (4,071,068)          (3,515,284)
                                                                                                   -----------          -----------
         Net cash provided by operating activities                                                   1,616,728            5,525,164
                                                                                                   -----------          -----------
Cash flows from investing activities:
     Purchase of property and equipment                                                             (1,439,794)          (1,671,050)
     Increase in patents and licenses                                                               (1,694,208)          (2,674,283)
     Acquisition of a foreign distributor, net of cash acquired                                     (4,396,562)                 ---
     Decrease (increase) in other assets                                                                   532             (158,710)
     Dividends received                                                                                    ---               60,414
                                                                                                   -----------          -----------
     Net cash used in investing activities                                                          (7,530,032)          (4,443,629)
                                                                                                   -----------          -----------
Cash flows from financing activities:
     Increase in borrowings under notes payable and long-term debt                                   4,605,748                  ---
     Payments on other notes payable and long-term debt                                             (1,385,225)          (1,975,384)
     Net payments under line of credit                                                                (228,056)          (2,164,868)
     Proceeds from the exercise of stock options                                                        93,523              518,449
                                                                                                   -----------          -----------
            Net cash provided by (used in) financing activities                                      3,085,990           (3,621,803)
                                                                                                   -----------          -----------
Effect of exchange rate changes on cash and cash equivalents                                          (212,088)            (259,860)
                                                                                                   -----------          -----------
Decrease in cash and cash equivalents                                                               (3,039,402)          (2,800,128)
Cash and cash equivalents at beginning of period                                                     6,279,136            6,469,515
                                                                                                   -----------          -----------
Cash and cash equivalents at end of period                                                         $ 3,239,734          $ 3,669,387
                                                                                                   ===========          ===========

                            STAAR SURGICAL COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 2, 1998

1.  BASIS OF PRESENTATION

    The accompanying financial statements consolidate the accounts of the Company its wholly-owned subsidiaries and its 60% owned foreign subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting gains and losses are deferred and are shown as a separate component of stockholders' equity. During the nine-months ended October 2, 1998 and October 3, 1997, the net foreign translation (loss)/gain was ($212,088) and ($259,860) and net foreign currency transaction loss was ($198,847) and ($177,182). Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

     Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  EXPORT SALES

     During the nine-months ended October 2, 1998 and October 3, 1997, the Company had export sales primarily to Europe, South Africa, South America, Australia and Southeast Asia of approximately $22,453,000 and $11,207,000. Of these sales, approximately $17,669,000 and $6,788,000 were to Europe, which is the Company's principal foreign market, for the nine-months ended October 2, 1998 and October 3, 1997.

     The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at October 2, 1998 and January 2, 1998:

                                                                         OCTOBER 2,     JANUARY 2,
                                                                            1998           1998
                                                                       ------------   ------------
Raw materials and purchased parts...............................       $  2,237,340   $  1,976,467
Work in process.................................................          2,793,602      1,736,339
Finished goods..................................................         15,642,260     10,999,592
                                                                       ------------   ------------
                                                                       $ 20,673,202   $ 14,712,398
                                                                       ============   ============

4.  INTERIM FINANCIAL STATEMENTS

     The financial statements for the nine-months ended October 2, 1998 and October 3, 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the nine-months ended October 2, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

5.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation.

6.  BUSINESS ACQUISITIONS

     On January 5, 1998, the Company acquired a 60% interest in a foreign distributor of ophthalmic products. Total consideration for the acquisition of the majority interest was approximately $4.6 million and resulted in the recording of goodwill of approximately $4.1 million. The distributor had 1997 sales of approximately $15 million. The results of operations of the distributor were not material as compared to the Company's results of operations.

7.  START-UP COSTS

     During the quarter ended October 2, 1998, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation.

     Although SOP 98-5 is effective for fiscal years beginning after December 15, 1998, earlier application is encouraged. Accordingly, the Company elected to write-off the $1.7 million (net of tax benefit) of start-up costs that had been previously capitalized. In accordance with SOP 98-5, the write-off of such costs are being reported as a cumulative effect of change in accounting method. Also, in accordance with SOP 98-5, prior periods have not been restated.

PART 1 - ITEM 2


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

      The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's statement of operations for the period indicated and the percentage increase or decrease in such items over the prior period.

                                                     PERCENTAGE OF
                                                TOTAL REVENUES FOR NINE      PERCENTAGE CHANGE
                                                      MONTHS ENDED            FOR NINE MONTHS
                                                ------------------------    ------------------
                                                OCTOBER 2,    OCTOBER 3,
                                                   1998          1997          1998 VS 1997
                                                ----------    ----------    ------------------
                                                                            INCREASE (DECREASE)
Total revenues                                      100.0%         100.0%                 20.7%
Cost of sales                                        31.0           23.3                  60.3
                                                    -----          -----
Gross profit                                         69.0           76.7                   8.6
Costs and expenses:
     General and administrative                      12.5           13.7                   9.4
     Marketing and selling                           33.0           27.7                  44.1
     Research and development                         6.9            8.9                  (7.0)
                                                    -----          -----
          Total costs and expenses                   52.4           50.3                  25.6
Other expense, net                                   (1.4)          (1.3)                 31.9
                                                    -----          -----
Income before income taxes                           15.2           25.1                 (26.6)
Income tax provision                                  5.3            8.1                 (20.3)
Minority interest...........................          1.1             --                 100.0
Cumulative effect of change in accounting
 method.....................................         (4.1)            --                 100.0

               Net income                             4.7%          17.0%                (66.8)%
                                                    =====          =====                 =====

REVENUES
--------

     Revenues for the nine-month period ended October 2, 1998 were $41.0 million, which is 20.7% greater than the $34.0 million in revenues for the nine-month period ended October 3, 1997. The increase in revenues was attributable to an increase in international sales of $13.3 million from foreign subsidiaries acquired or formed during the past year and continued increasing international sales of the Company's new products, primarily the Implantable Contact Lens, a deformable intraocular refractive corrective lens, and the AquaFlo, collagen glaucoma drainage device. These increases were partially offset by lower sales of the Company's intraocular lenses (IOL's) and lower average selling prices for IOL's due to competitive pressures. Additionally, during the nine-months ended October 2, 1998, the Company recorded $562,000 less royalty revenue as compared to the same period of 1997.

COST OF SALES
-------------

     Cost of sales increased to 31.0% of revenues for the nine-months ended October 2, 1998 from 23.3% of revenues for the nine-months ended October 3, 1997. The increase as a percentage of revenue was due to higher cost of sales
of non-manufactured product from new foreign subsidiaries.   As the
subsidiaries' product mix changes to include more product manufactured by the Company, the Company expects cost of sales as a percentage of revenue to decline.

GENERAL AND ADMINISTRATIVE
--------------------------

     General and administrative expense decreased to 12.5% of revenues for the nine-months ended October 2, 1998 from 13.7% of revenues for the nine-months ended October 3, 1997. The decline in general and administrative expense as a percentage of revenues was attributable to the significant increase in revenues permitting greater absorption of general and administrative costs. The increase in general and administrative expense in dollar terms was attributable to additional administrative infrastructure expenditures required to support the increase in revenues.

MARKETING AND SELLING
---------------------

     Marketing and selling expense increased to 33.0% of revenues for the nine-months ended October 2, 1998 compared to 27.7% of revenues for the nine-months ended October 3, 1997. The increase in marketing and selling expense as a percentage of revenues was attributable to marketing and selling expenses of the new foreign distributors.

RESEARCH AND DEVELOPMENT
------------------------

     Research and development expense decreased to 6.9% of revenues for the nine-months ended October 2, 1998, compared to 8.9% of revenues for the nine-months ended October 3, 1997. While actual spending was consistent with the same period in prior year, the decline as a percent of revenues was due to the significant increase in revenues.

OTHER EXPENSE, NET
------------------

     Other expense, net for the nine-months ended October 2, 1998 was ($594,000) or (1.4%) of revenues, as compared to ($450,000) , or (1.3%) of revenues, for the nine-months ended October 3, 1997. The primary reasons for this change were increased interest expenses, offset by decreased losses in foreign currency transactions, and an increase in earnings related to the Company's joint venture with Canon STAAR.

INCOME TAX PROVISION (INCOME TAXES)
-----------------------------------

     The Company's effective income tax rate at October 2, 1998 and October 3, 1997 was 35% and 32%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents for the nine-months ended October 2, 1998 decreased by approximately $3.0 million relative to the fiscal year ended January 2, 1998.

     The Company increased its inventories, primarily internationally, to support the rollout of new products and to stock the new distributors.

     Prepaid, deposit and other curent assets, goodwill, accounts payable, and long-term debt increased significantly with the addition of a foreign subsidiary during the first quarter.

     During the third quarter, 4 officers and a director exercised 563,342 previously issued stock options at various prices in exchange for notes totaling $2,928,148.

     As of October 2, 1998, the Company had a current ratio of 3.2:1, net working capital of $26.6 million and net equity of $46.8 million compared to January 2, 1998 when the Company's current ratio was 3.4:1, its net working capital was $24.9 million, and its net equity was $44.8 million.

YEAR 2000 COMPLIANCE
--------------------

       The Company's management understands the importance of identifying and addressing Year 2000 compliance issues and places a high priority on the project. Accordingly, the Company's Year 2000 efforts are guided by a special Year 2000 Steering Committee which reports to the President of the Company. The Steering committee is made of up of designees of each department within the Company and includes representatives of its foreign subsidiaries. The Committee meets on a regular basis to discuss the progress of each department in achieving its Year 2000 goals and to discuss new information.

     The Company has developed a comprehensive plan for achieving Year 2000 compliance that is consistent with the five-step process prescribed by federal regulators as follows:

 .    AWARENESS - Creating and maintaining awareness of the Company's Year 2000 effort at all levels of the organization.
 .    ASSESSMENT - Determining which computers, operating systems, applications, machinery and equipment and facilities are impacted and prioritizing the remediation effort.
 .    RENOVATION - This is the actual "fix it" phase, which is now under way.
 .    VALIDATION - The testing and certification phase is expected to be completed by April 1999.
 .    IMPLEMENTATION - Implementation of validated systems is expected to be completed by June 1999.

     In addition to reviewing its internal systems, the Company is contacting suppliers, vendors, and other providers of goods and services to determine their ability to do business in the Year 2000 and have included Year 2000 considerations in the vendor selection/certification process. The Company expects this process to be ongoing as companies progress with their own Year 2000 issues. In any event, contingency plans are being developed in the event that the Year 2000 does impact critical suppliers or vendors.

     The Company's costs of achieving Year 2000 compliance to date have been immaterial to financial position, results of operations or cash flows. The Company does not anticipate that additional amounts incurred in connection with its Year 2000 compliance program will be material to its financial condition or results of operations.

     Due to the uncertainties involved, the Company cannot predict the impact of the Year 2000 on its operations. Achieving Year 2000 compliance is dependent on many factors, some of which are not within the Company's control, including without limitation, the continuity of service provided by the government, utilities, transportation industry and other service providers. Should one of these systems fail, or should the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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


                             STAAR SURGICAL COMPANY



Date:  November 12, 1998                 By:   /s/ WILLIAM C. HUDDLESTON
                                             ---------------------------------
                                                   William C. Huddleston
                                               Chief Financial Officer and
                                                  Duly Authorized Officer
                                             (principal accounting and financial
                                                  officer for the quarter)