Form 10-K405
period 1999-01-01
STAAR SURGICAL COMPANY
filed 1999-04-01
CIK 718937

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X]  Annual

     For the fiscal year ended January 1, 1999
                               ---------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________

Commission file number:  0-11634

                            STAAR SURGICAL COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    Delaware                                                                            95-3797439
----------------------------------------------------                                ----------------------------------------------
(State or other jurisdiction of incorporation or                                         (I.R.S. Employer Identification No.)
 organization)


              1911 Walker Avenue
             Monrovia, California                                                                          91016
----------------------------------------------------                                   --------------------------------------------
(Address of principal executive offices)                                                 (Zip Code)

(Registrant's telephone number, including area code): (626) 303-7902
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
                  ------------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 1999 was approximately $86,200,000 based upon the closing price per share of the Common Stock of $7.75 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of March 30, 1999:

            Common Stock, $.01 Par Value -- 14,029,810 shares
         ------------------------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

                                   ADVISEMENT

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company, or industry results. The Company has tried, wherever possible, to identify these forward looking statements by, among other things, using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the current beliefs of the Company and are based on information currently available to it. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the Company or the industry to differ materially from those expressed in, or implied by, these statements. The Company is not obligated to update or revise these "forward looking" statements to reflect new events or circumstances.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

General Development Of Business

     STAAR Surgical Company ("STAAR" or the "Company") (Nasdaq National Market symbol "STAA") was incorporated in California in 1982 as a successor to a partnership for the purpose of developing, producing, and marketing IOLs and other products for minimally invasive ophthalmic surgery. The Company was reincorporated in Delaware in April 1986. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients suffering from refractive conditions, cataracts and glaucoma. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include its Implantable Contact Lenses (ICL(TM)) and Toric(TM) Intraocular Lens. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of Intraocular Lenses (IOLs), and the Wave(TM) Phacoemulsification Machine. The Company's AQUA-FLOW(TM) device is used in preventing the buildup of excessive aqueous which leads to deterioration of vision in patients afflicted with glaucoma. The Company also sells other instruments, devices and equipment which are manufactured either by the Company or by others in the ophthalmic products industry. Unless the context indicates otherwise, the terms "STAAR" or the "Company" as used herein refer to STAAR Surgical Company and its consolidated subsidiaries. Highlights of the general development of the Company's business during 1998 are discussed below.

     The year ending January 1, 1999 set the stage for growth as significant progress was made in expanding the Company's market focus from the cataract market alone to include the refractive and glaucoma markets, increasing global sales of the Company's products, and increasing the Company's international revenues. Revenues for 1998 were $55.1 million, an increase of $9.6 million, or more than 21%, from 1997. Net earnings for 1998 amounted to $2.5 million, or $0.17 per diluted share, compared to $7.4 million, or $0.53 per diluted share, reported in 1997. Significant operational matters affected 1998 including the completion of the purchase of five international sales subsidiaries, a change in the Company's product mix of manufactured vs. purchased items and increased expenditures related to the Company's regulatory and marketing efforts for its new products. Also during 1998 the Company adopted Statement of Position 98-5 issued by the American Institute of Certified Public Accounts, related to start-up costs which resulted in a charge of $0.12 per diluted share which is reported as a change in accounting method.

       During 1998, the Company completed the establishment of or otherwise acquired five international subsidiaries for sales of ophthalmic medical devices. These acquisitions accounted for an increase in the Company's revenues of $18.2 million or 33%. A primary function of these sales subsidiaries is to provide better control of the release of the Company's newer products, particularly the ICL(TM) and AQUA-FLOW(TM) glaucoma device, into the marketplace. The Company plans to continue acquiring or establishing sales subsidiaries in areas where market share and profitability make it feasible to do so. The Company now has eleven Company-owned sales subsidiaries operating outside the United States. While these sales subsidiaries sell the Company's products, several carry products from other manufacturers and earn substantial revenues from the sales of those products.

       During 1998 the Company also continued working toward obtaining approval from the United States Food and Drug Administration ("FDA"), for sale in the United States, of its myopic and hyperopic ICLs(TM) and its AQUA-FLOW(TM) glaucoma device. The clinical trials of the ICLs(TM) began in March 1997.
Phase I was completed in November 1997 for the Company's myopic ICL(TM) and in April 1998 for its hyperopic ICL(TM). The Company completed Phase II of the clinical trials for the myopic ICL(TM) in December 1998. In October 1998, the FDA permitted the Company to expand its clinical trial of the myopic ICL(TM) to Phase III, and to enroll a total of 350 patients with refractive errors from 3 to 20 diopters in each study. The Company expects to receive clearance to begin clinical trials for Phase III of the hyperopic ICL(TM) during 1999. In late 1997 the Company began clinical trials for its AQUA-FLOW(TM) glaucoma device and, as of January 1, 1999, the Company was over half way through with enrollment for these trials. The Company has obtained the CE Mark for the myopic and hyperopic ICLs(TM) and the AQUA-FLOW(TM) glaucoma device. The CE Mark allows the Company to market these products to members of the European Economic Union.

       In November 1998 the Company received FDA marketing clearance to begin selling the Toric(TM) IOL in the United States. The Toric IOL(TM) is the only intraocular lens designed to reduce pre-existing astigmatism in cataract patients. The Company believes that approximately one in every five cataract patients has a pre-existing astigmatism, and that the Toric(TM) IOL will, therefore, be an attractive product to ophthalmologists and eye-care professionals. Besides having FDA approval to market the Toric(TM) lens in the United States, the Company has obtained the CE Mark for this lens.

     In late 1998 the Company also introduced the Wave(TM) Phacoemulsification Machine, which removes the cataractous debris resulting from the destruction of the patient's natural lens during cataract surgery.

Financial Information About Industry Segments

     In 1998 the Company began expanding its marketing focus beyond the cataract market to include the refractive and glaucoma markets as well. However, during 1998 the cataract market remained the primary source of the Company's revenues.

Narrative Description of Business

Background

     The human eye is a specialized sensory organ capable of light reception and able to receive visual images that are transmitted to the visual center in the brain. The main parts of the eye are the cornea, the iris, the lens, the retina, and the trabecular meshwork. The cornea is a spherically shaped window in the front of the eye through which light passes. The iris is a muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The lens is a clear structure located behind the iris which changes shape to better focus the light to the retina, located in the back of the eye. The retina is a layer of nerve tissue consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The anterior chamber of the eye, located in front of the iris, is filled with a watery fluid called the aqueous humour, while the portion of the eye behind the iris is filled with a jelly-like material called the vitreous humour. The trabecular meshwork, a drainage channel located between the cornea and the surrounding white portion of the eye, maintains a low pressure in the anterior chamber of the eye by draining excess aqueous humour.

     The eye is affected by common visual refractive disorders such as myopia, hyperopia and astigmatism and a number of ocular diseases, such as cataracts and glaucoma. Myopia and hyperopia are caused by an anatomical imbalance between the shape of the eye and the resulting distance between the cornea and the retina. Astigmatism is caused by irregularities in the smoothness and curvature of the cornea, causing improper focusing of the incoming light on the retina and consequential blurring of vision. Cataracts are an irreversible and progressive ophthalmic condition wherein the eye's natural lens loses its usual transparency and becomes opaque. Glaucoma results from the build-up of excessive intraocular pressure, primarily due to poor drainage of the aqueous humor. The increase in pressure slowly and progressively damages the optic disc, resulting in a gradual loss of vision.

Industry Segments

     The market for ophthalmic products is a large and dynamic segment of the healthcare industry. The major factors influencing this market are: (i) the introduction of new methods of correcting vision problems and significant medical technology advancements which have created cost effective treatments and therapies, (ii) an aging worldwide population, (iii) the evolution toward managed care, and (iv) the growing importance of international markets. The Company's products serve the following segments of the ophthalmic market:

     Approximately 50% of the world's population needs some form of vision correction. Refractive Vision Correction Data obtained from the U.S. Census Bureau and American Academy of Ophthalmology as well as reports by industry analysts indicate that, in the United States, approximately 155 million people are in need of some type of vision correction. Of this group, approximately 67 million (43%) had some degree of myopia (near-sightedness), approximately 72 million (46%) had some degree of hyperopia (far-sightedness), and approximately 45 million (29%) had some degree of astigmatism. Most individuals over age 45 also had presbyopia. Approximately 23 million (35%) people had moderate to high myopia, which is defined as greater than 2.5 diopters and 23 million had moderate to high hyperopia, which is defined as greater than 2.0 diopters. The Company believes that its ICL(TM) will address the vision correction needs of patients with moderate to high myopia, moderate to high hyperopia and astigmatism. The market outside of the United States is larger than the United States market. Worldwide, more than $25 billion is spent annually, on correcting vision problems.

     In the United States, people are seeking to correct their vision by means other than glasses and contact lenses. In 1998, approximately 380,000 laser procedures were performed to correct vision problems. Analysts have projected that this market will grow 75% per year for the next four years. Some analysts have even predicted that in the year 2000, over 775,000 laser procedures will be performed. (Each eye is counted as a separate procedure.) The Company believes that the laser market is creating awareness about alternatives to glasses and contact lenses. The Company anticipates that this growing awareness will make it easier for the Company to enter the refractive products market in the United States if its ICLs(TM) are approved.

     Cataract Treatment. Cataracts occur in varying degrees in approximately one-half of Americans age 65 or older. Industry sources estimate that approximately 2.3 million IOLs were implanted in the United States in 1998, generating approximately $243 million in sales. The Company believes that approximately 2.5 million IOLs were implanted outside the United States during 1998 (not including China and Russia, for which no reliable data exists), generating an additional $350 million of sales. The Company believes that approximately 75% of the domestic market for IOLs in 1998 was held by foldable IOLs, compared to approximately 15% in 1992, and that approximately 50% of the international market share is presently held by foldable IOLs. The Company believes the share of the worldwide market held by foldable IOLs will continue to increase due to the benefits of foldable IOLs over hard IOLs.

     Glaucoma Treatment. The treatment for glaucoma encompasses drug therapies as well as traditional and laser surgical procedures. There is no known cure for glaucoma. The most commonly prescribed glaucoma drugs either inhibit the build-up of intraocular fluid or promote increased drainage of intraocular fluid, in either case reducing intraocular pressure and eye damage. Traditional surgical procedures for glaucoma (trabeculectomies) and laser surgical procedures for glaucoma (trabeculoplasties) remove a portion of the trabecular meshwork to create a channel for fluid to drain from the eye. The selection of drug treatment over a trabeculectomy or trabeculoplasty is, in part, dependent upon the stage of the disease and the prevailing glaucoma treatment used in the country in which the treatment is prescribed.

     The Company believes that glaucoma currently afflicts approximately two million persons in the United States, and that the number of international cases exceeds that of the United States. The worldwide market for glaucoma drugs is approximately $850 million. It is estimated that 100,000 trabeculectomies and 300,000 laser trabeculoplasties were performed in the United States alone in 1998, representing total expenditures of approximately $400 million. The Company believes glaucoma surgery is more prevalent than glaucoma drug therapy in certain foreign countries due to cost and other considerations.

Products

     The Company's products are designed to:  (i) improve treatment results;
(ii) minimize patient risk and discomfort; and (iii) where possible, simplify ophthalmic procedures for the surgeon and the patient. The Company sells its products worldwide, principally to ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations.

   Refractive Correction - Implantable Contact Lenses(TM) (ICLs(TM)).   ICLs(TM)
are lenses implanted in the eye to permanently correct common refractive vision disorders including myopia, hyperopia and astigmatism. The ICL(TM) is targeted to persons afflicted with moderate to severe hyperopia and myopia (defined as more than two diopters) and for patients with astigmatism and other visual disorders.

   The ICL(TM) is folded and implanted into the eye behind the iris and in front of the normal lens using minimally invasive surgical techniques similar to implanting an IOL during cataract surgery, except that the human lens is not removed. The five minute to twenty minute surgical procedure to implant the ICL(TM) is typically performed with topical anesthesia on an outpatient basis.

   Management believes the use of an ICL(TM) may potentially afford a number of advantages over existing refractive surgical procedures, such as radial keratotomy, photo-refractive keratectomy and laser in-situs keratomileusis, including the possibility of being able to: (i) potentially correct all levels of myopia and hyperopia and astigmatism; (ii) provide superior predictability of results; (iii) enable faster recovery of vision and rehabilitation; (iv) produce potentially superior refractive results; and (v) potentially correct or improve other vision problems, such as amblyopia (lazy eye), keratoconus, etc. Management intends to seek approval from the FDA to market the ICL(TM) to achieve these benefits.

   The Company commenced commercial sales of ICLs(TM) in late 1996 on a limited basis in South Africa, China, and selected countries in Europe and South America. In August 1997 the Company received a CE Mark allowing it to sell the ICL(TM) in each of the countries comprising the European Union. In February, 1997, the FDA granted the Company an investigational device exemption (IDE) to commence clinical studies consisting of three distinct phases within the United States. The Company has completed the first two phases of the IDE, pursuant to which 72 ICLs(TM) each for myopia and hyperopia have been implanted, and is presently engaged in the third phase of the IDE for myopia, pursuant to which 278 additional ICLs(TM) will be implanted. During the first half of the 1999 calendar year, the Company expects to submit an application to proceed to the third phase of the IDE for hyperopia. No assurance can be given as to when or if the FDA will grant pre-market approval for the ICL(TM). See "Uncertainties and Risk Factors - Government Regulation and Uncertainty of Product Approval" in
Item 7.

   Intraocular Lenses (IOLs) and Related Cataract Treatment Products.   The
Company produces and markets a line of foldable IOLs for use in minimally invasive cataract surgical procedures. The Company's IOLs can be folded or otherwise deformed, and therefore can be implanted into the eye through an incision as small as 2.2 mm. Once inserted, the Company's IOL unfolds naturally into the capsular bag which previously held the cataractous lens. The primary advantages of using minimally invasive surgical procedures are:

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

   The Company's foldable IOLs come in two differently configured styles, the advanced single-piece ELASTIC(TM) model, and the ELASTIMIDE(TM) model based upon the traditional three-piece design. The selection of one model over the other is primarily based upon the preference of the ophthalmologist, although the Company believes more experienced ophthalmologists prefer the single-piece ELASTIC(TM) model. Sales of foldable IOLs accounted for approximately 71% of total revenues for its 1998 fiscal year, approximately 85% of total revenues for its 1997 fiscal year and approximately 91% of total revenues for its 1996 fiscal year.

   The Company has developed and currently markets worldwide the Toric(TM) IOL, a version of its ELASTIC(TM) IOL, which is specifically designed for patients with pre-existing astigmatism. The Company is the only manufacturer to offer an IOL for astigmatism. The Toric(TM) IOL is the only IOL that can include in its labeling that it improves uncorrected visual acuity. The Toric(TM) IOL serves as a crossover product for the Company between both the cataract and refractive markets and as such is the first refractive product offered by the Company in the United States. In July 1997 the Company received a CE Mark allowing it to sell the Toric(TM) IOL in each of the countries comprising the European Union, and in November 1998 received pre-market approval from the FDA to market this lens in the United States.

   Phacoemulsification (phaco) machines are used during cataract surgery to remove the patient's cataractous lens, usually through a small incision. The most desired equipment is efficient, reliable, easily maintained, and cost effective. There are approximately 1,000 to 1,500 phaco machines sold annually at prices ranging from $20,000 to $85,000. The market for this equipment ranges from $5 million to $10 million annually and the market for accessories such as hand pieces, surgical packs, and phaco tips ranges from $50 million to $75 million annually. During 1998, the Company introduced the Wave(TM) Phacoemulsification Machine, which the Company believes has more attractive features than the phaco machines it provided to the cataract products market in the past. The Wave(TM) Phacoemulsification Machine has 510k approval. The Company believes that it will receive CE Mark approval in the near future for the Wave(TM) Phacoemulsification Machine and products ancillary to it.

     As part of its approach to providing a complete line of complementary products for use in minimally invasive cataract surgery, the Company also markets several styles of lens injectors and sterile cartridges used to insert its IOLs and several styles of disposable and reusable surgical packs and ultrasonic cutting tips to be used with the Wave(TM) Phacoemulsification Machine.

   AQUA-FLOW(TM) Glaucoma Device.   The AQUA-FLOW(TM) is a medical device
surgically implanted into the eye to reduce intraocular pressure. It is made of biocompatible material which, through its porosity and hydrophilic properties, promotes drainage of excess eye fluid. The AQUA-FLOW(TM) device is specifically designed for patients suffering from open-angled glaucoma, which is the most prevalent type of glaucoma. In contrast to trabeculectomies and trabeculoplasties, implantation of the AQUA-FLOW(TM) device does not require penetration of the anterior chamber of the eye. Instead, a small flap of the outer eye tissue is folded back, the AQUA-FLOW(TM) device is placed above the trabecular meshwork and the outer flap is refolded into place. The AQUA-FLOW(TM) device swells to approximately five to ten times its original size, and is absorbed within six months to nine months after implantation, creating a new drainage pathway. The fifteen to forty-five minute surgical procedure to implant the AQUA-FLOW(TM) device is performed under local or topical anesthesia, typically on an outpatient basis.

   Management believes the hydrophilic properties of the AQUA-FLOW(TM) device and the minimally invasive nature of the surgery offer several advantages over continued use of drugs and existing surgical procedures, including: (i) greater efficacy, (ii) a longer-term solution, (iii) reduced risk of surgical complications, and (iv) cost effectiveness.

   The Company believes the AQUA-FLOW(TM) device is an attractive product for:
(i) managed care and health maintenance organizations and group purchasing organizations who desire to control their costs and at the same time provide their customers with a higher standard of health care; (ii) less developed countries which lack the resources and infrastructure to provide the continuous treatments mandated by drug therapy; and (iii) ophthalmic surgeons who have traditionally referred their patients to glaucoma specialists. Adoption by ophthalmic surgeons, however, will be dependent upon the rate at which they learn the advanced skills necessary to perform the surgical procedure or at which instrumentation is developed to simplify the procedure. The Company will promote this product by using both training courses and its highly trained technical sales force to educate surgeons. See "Uncertainties and Risk
Factors - Risks Relating to Commercialization of New Products" in Item 7."

   The Company introduced the AQUA-FLOW(TM) device in late 1995 for commercial sale on a limited basis in South Africa and selected countries in Europe and South America. In August 1997 the Company received a CE Mark for the AQUA-FLOW(TM) device, allowing it to be sold in each of the countries comprising the European Union. In November 1997, the FDA granted the Company an IDE permitting the Company to conduct a single-phase clinical study and to implant the AQUA-FLOW(TM) device in 175 patients. The Company, after concluding this study, will submit a pre-market application to the FDA for approval of the AQUA-FLOW(TM) device for marketing in the United States. No assurance can be given that the clinical study will be successful and, if it is successful, as to when or if FDA approval to sell this product will be obtained. See "Uncertainties and Risk Factors - Government Regulation and Uncertainty of Product Approval" in Item 7.

Distribution and Customers

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

     The Company's products are sold domestically through a network of independent regional manufacturers representatives and their territorial representatives. International sales are primarily conducted through the Company's subsidiaries, which sell through direct and independent sales representatives. In countries where the Company's subsidiaries do not have a direct presence, sales are conducted through country or independent area medical distributors.

          The Company markets its products to ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations; no material part of the Company's business, taken as a whole, is dependent upon a single or a few customers.

Sources and Availability of Manufacturing Materials

     The Company principally manufactures its IOLs at its facilities located in California and Switzerland, and its AQUA-FLOW(TM) glaucoma device and ICLs(TM) at its facilities located in Switzerland. Many components of the Company's products are purchased to its specifications from suppliers or subcontractors. Most of these components are standard parts available from multiple sources at competitive prices. The Company presently has one supplier of silicone, the principal raw material for its IOLs, although it can purchase this raw material from several distributors. Similarly, certain items used by the Company in its disposable surgical packs are provided by a single supplier. The Company also purchases products manufactured by others in the eye care industry. If any of these supply sources becomes unavailable, the Company believes that it would be able to secure alternate supply sources within a short period of time and with minimal or no disruption. The Company's Wave(TM) Phacoemulsification Machine is being manufactured for the Company by unaffiliated third parties.

Intellectual Property and Licenses

     The Company and/or its licensors have pending patent applications and issued patents in various countries relating specifically to the Company's products or various aspects thereof, including the Company's core patent (the "Mazzocco Patent") relating to methods of folding or deforming an IOL or ICL(TM) for use in minimally invasive surgery. The Mazzocco Patent was granted by the United States Patent Office in March 1986 to Dr. Thomas Mazzocco, M.D., a practicing ophthalmologist and a co-founder of the Company. The Company has since obtained patent protection for the Mazzocco Patent or made application for such protection in certain foreign countries. The Company has also acquired or applied for several patents for insertion devices, glaucoma devices and other products for ophthalmologic use. The Mazzocco Patent will expire in the year 2003. The Mazzocco Patent is of material importance to the cataract products segment of the market, however, the Company's patent portfolio has expanded so that the Company is not solely dependent upon the Mazzocco Patent for protection of its technology in the minimally invasive eye surgery market.

     In May 1995, Intersectional Research and Technology Complex Eye Microsurgery (IRTC) granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell IRTC's glaucoma devices in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the countries in the Commonwealth of Independent States (or former Union of Soviet Socialists Republic) and China. In January 1996, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell implantable contact lenses using IRTC's biocompatible materials in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the Commonwealth of Independent States. The terms of these licenses extend for the life of the patents. In connection with these licenses, IRTC also assigned to the Company its patent for its biocompatible material, which the Company uses in manufacturing its ICLs(TM) and some of its IOLs. The Company has since adopted IRTC's biocompatible material and glaucoma device design for the Company's AQUA-FLOW(TM) glaucoma device, and has incorporated IRTC's biocompatible materials for use with the Company's proprietary ICL(TM) design. These patents and the technology rights are of material importance to the Company's refractive products market segment. Each of these patents will expire in the year 2009. The Company is continuing to expand its patent portfolios of refractive and glaucoma products so that it does not become dependent on the protection afforded by any single patent.

     The Company has registered the mark "STAAR" and its associated logo with the United States Patent and Trademark Office. The Company also has common law trademark rights to a number of other marks and has applied for registration for a number of these marks.

     An adverse decision from a Court of competent jurisdiction affecting the validity or enforceability of the Company's patents or proprietary rights owned by or licensed to the Company could have, depending generally on the economic importance of the country or countries to which such patents or proprietary rights relate, an adverse effect on the Company and on its business prospects. Legal costs relating to prosecuting or defending patent infringement litigation may be substantial. Costs of litigation related to successful prosecution of patent litigation are capitalized and amortized over the estimated useful life of the relevant patent. There can be no assurance that the Company will be able to successfully defend its patents and proprietary rights in the future. See "Uncertainties and Risk Factors - Patents and Proprietary Rights" in Item 7.

     The Company has granted licenses to certain of its patents, trade secrets and technology, including its foldable technology, to other companies for use in connection with their cataract products. The licenses under the patents extend for the life of the patents. The licensees include Allergan Medical Optics ("AMO"), Alcon Surgical, Inc. ("Alcon"), Bausch & Lomb Surgical ("Bausch & Lomb"), Mentor Corporation ("Mentor"), Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") and Canon STAAR, a joint venture owned equally by the Company and Canon, Inc. and Canon Sales Co., Inc. Included in some of the licenses granted are licenses to certain of the Company's foldable patents which were granted on an exclusive basis to Canon STAAR (for Japan only), on a non-exclusive basis to Alcon, Bausch & Lomb, Mentor and Canon STAAR (with respect to the world other than Japan), and on a co-exclusive basis to AMO. At the time these licenses were granted, the Company received substantial pre-payments of royalties on all but one of the licenses. The pre-payment periods on many of these licenses have since lapsed or will lapse in the near future. The Company's business strategy is not dependent upon realizing royalties from these licenses in the future.

Competition

     Competition in the medical device field is intense and characterized by extensive research and development and rapid technological change. Development by competitors of new or improved products, processes or technologies may make the Company's products obsolete or less competitive. The Company will be required to devote continued efforts and significant financial resources to enhance its existing products and/or develop new products for the ophthalmic industry. The Company believes that, generally, it competes favorably in its product markets. See "Uncertainties and Risk Factors - Highly Competitive Industry; Rapid Technological Change" in Item 7.

     The Company's ICL(TM) will face significant competition in the marketplace from products which improve or correct refractive conditions, such as corrective eyeglasses and external contact lenses, and particularly from providers of conventional and laser surgical procedures. This competition results primarily from the fact that these are products more established in the marketplace and familiar to patients in need of refractive correction. Furthermore, corrective eyeglasses and external contact lenses are more easily obtained, in that a prescription is usually written following a routine eye examination in a doctor's office, without admitting the patient to a hospital or surgery center. The Company believes the following providers of laser surgical procedures comprise its primary competition in the marketplace for patients requiring refractive corrections: Summit Technology, Inc. ("Summit"), VISX, Incorporated ("VISX"), Sunrise Medical, Bausch & Lomb and Nidek Co., Ltd. Excimer lasers for photo-refractive keratectomy which are manufactured and marketed by Summit, VISX and Nidek Co., Ltd. are the only products which have received pre-market approval from the FDA for sale within the United States. KeraVision, Inc. is developing the corneal ring, which corrects vision by changing the shape of the cornea through surgically implanted rings of different shapes and strengths.

     The Company believes its primary competition in the development and sale of products used to surgically correct cataracts, namely foldable IOLs and phaco machines, includes Bausch & Lomb, AMO, Alcon, Pharmacia & Upjohn, and Mentor. Each of these competitors is a licensee of the Company's foldable technology. Significant competitors in the hard IOL market include Bausch & Lomb, AMO, Pharmacia & Upjohn, Alcon and Mentor. These competitors have been established for longer periods of time than the Company and have significantly greater resources than the Company, factors which give them the advantages of greater name recognition and larger sales operations.

     The Company's primary competition in the development and sale of products used to treat glaucoma is from pharmaceutical companies, primarily because drug therapy is, and for years has been, the accepted treatment for glaucoma. The portion of this market held by medical devices used to treat glaucoma is insignificant at present. The Company believes Merck & Company, Inc., Alcon, Allergan and Bausch & Lomb are the largest providers of drugs used to treat glaucoma within the United States, and CIBA Vision Corporation, a subsidiary of CIBA-GEIGY Corporation, Pharmacia & Upjohn and Lederle Laboratories, a subsidiary of American Home Products, are the largest internationally.

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

     FDA approval for a Class III device begins with the submission of an application for an Investigational Device Exemption or IDE which, if granted, will permit the implantation of a limited number of products (typically less than 100) on a clinical study basis. Based upon the results from the initial core population, the FDA will then allow one or more additional core studies to be performed, typically 350 to 500 implants. The complete clinical results will then be reviewed by an FDA advisory panel of outside experts. If the advisory panel approves the product based upon the results, the FDA will then generally grant pre-market approval assuming satisfaction of its other requirements. The grant of an IDE, the performance of clinical studies, the submission of an application for pre-market approval, and advisory panel approval, may take three to ten years depending, in part, upon the complexity and known attributes or history of the medical device.

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

     The Company's IOLs, ICLs(TM), lens injectors and AQUA-FLOW(TM) glaucoma device are Class III devices, and its Phaco equipment, ultrasonic cutting tips and surgical packs are Class II devices. The Company has received FDA pre-market approval for its IOLs (including the Toric(TM) IOL), and FDA 510(k) clearance for its phacoemulsification equipment, lens injectors, ultrasonic cutting tips and surgical packs. The Company is presently conducting clinical studies under an IDE for the ICL(TM) (during 1998 the Company began Phase III of the clinical study relating to the myopic lens and during 1999 the Company expects to begin Phase III of the clinical study for the hyperopic lens) and its AQUA-FLOW(TM) glaucoma device (single phase).

     The Company is also subject to mandatory Medical Device Reporting ("MDR") regulations which obligate the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or in connection with certain product failures which could cause injury.

     Clinical Regulatory Requirements in Foreign Countries   There is a wide
variation in the approval or clearance requirements necessary to market products in foreign countries. The requirements range from virtually no requirements to a level comparable to or even greater than those of the FDA. For example, many countries in South America have minimal regulatory requirements, while many developed countries, such as Japan, have requirements at least as stringent as those of the FDA. FDA acceptance is not always a substitute for foreign government approval or clearance.

     As of June 14, 1998 the member countries of the European Economic Union (the "Union") require that all medical products which are sold within their borders carry a Conformite' Europeenne Mark (CE Mark). The CE Mark denotes that the applicable medical device has been found to be in compliance with guidelines concerning manufacturing and quality control, technical specifications and biological/chemical and clinical safety. The CE Mark supersedes all current medical device regulatory requirements for Union countries. The Company has obtained the CE Mark for all of its principal products (with the exception of the Wave(TM) Phacoemulsification Machine), including its ICLs(TM), IOLs (including the Toric(TM) IOL), and AQUA-FLOW(TM) glaucoma device.

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

     The Company is also subject to various federal, state and local laws applicable to its operations including, among other things, working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research work. The extent of government regulation which might result from future legislation or administrative action and the potential adverse impact on the Company cannot be accurately predicted.

Research and Development

     The Company is focused on furthering technological advancements in the ophthalmic products industry through continuous development and innovation of ophthalmic products and materials and related surgical techniques to promote these products. The Company maintains an active internal research and development program comprised of 20 employees. Over the past year, the Company has principally focused its research and development efforts on: (i) developing the Company's ICLs(TM), AQUA-FLOW(TM) glaucoma device and Toric(TM) lenses, for both IOLs and ICLs(TM),; (ii) improving insertion and delivery systems for the Company's foldable products; and (iii) generally improving the manufacturing systems and procedures for all products to reduce manufacturing costs. Research and development expenses amounted to approximately $3,570,000, $3,936,000 and $4,085,000 for the Company's 1998, 1997 and 1996 fiscal years, respectively.

Environmental Matters

          The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations in each country where the Company has a business presence. Although the Company makes capital expenditures for environmental protection when required, it does not anticipate any significant expenditures in order to comply with such laws and regulations which would have a material impact on the Company's capital expenditures, earnings or competitive position. The Company is not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on the Company's financial position. There can be no assurance, however, that environmental problems relating to properties operated by the Company will not develop in the future, and the Company cannot predict whether any such problems, if they were to develop, could require significant expenditures on the part of the Company. In addition, the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environment protection and waste disposal.

Significant Subsidiaries

     The Company's only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company's products, including the ICLs(TM) and its AQUA-FLOW(TM) glaucoma device. The Company and STAAR Surgical AG have also formed or acquired a number of direct or indirect owned subsidiaries to distribute and market the Company's products in selected foreign countries. STAAR Surgical AG also controls 60% of a major European sales subsidiary which distributes both the Company's products and products from various other manufacturers.

Employees

     The Company and its subsidiaries had a total of 270 employees as of January 1, 1999, including 40 in administration, 90 in marketing and sales, 20 in research and development and technical services and 120 in manufacturing, quality control and shipping.

Financial Information About Foreign and Domestic Operations And Export Sales

     Approximately $25,348,000, $30,397,000 and $29,069,000 in the Company's
overall revenues were generated in the United States for its 1998, 1997 and 1996 fiscal years, respectively, constituting approximately 46% 67% and 69% of its overall revenues for such fiscal years, respectively. The Company believes that international markets represent a significant opportunity for continued growth. Europe, which is the Company's principal foreign market, generated approximately $24,099,000 $8,924,000 and $8,576,000 in revenues for the Company's 1998, 1997 and 1996 fiscal years, respectively, constituting approximately 43%, 20% and 20% of the Company's overall revenues for such respective fiscal years. The balance of the

Company's foreign sales were distributed among the Asian/Pacific, Middle Eastern, South African and South American geographic areas. Most all products sold in 1998 were manufactured in the United States. See Note 16 to the Consolidated Financial Statements.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices and its principal manufacturing and warehouse facilities are located at 1911 Walker Avenue, Monrovia, California. STAAR Surgical AG maintains executive offices and manufacturing and warehouse facilities at Hauptstrasse 104, Nidau, Switzerland. The Company also maintains complete laboratory facilities in each of its Monrovia and Nidau facilities. Certain of the Company's sales subsidiaries also lease office facilities to facilitate their distribution activities.

     The Company owns no real property. The Company's Monrovia, California facilities consist of leased industrial buildings of approximately 92,000 square feet. The leases expire between 1999 and 2002, and currently require aggregate payments of approximately $38,000 per month. STAAR Surgical AG's facilities in Nidau, Switzerland consist of a leased industrial building of approximately 11,000 square feet. The lease expires in 2000, and currently requires payments of approximately $12,000 per month. The Company believes its properties to be adequate for its current business plans.

ITEM 3.  PENDING LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended January 1, 1999.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation ("Nasdaq") National Market under the symbol "STAA." The following table sets forth the reported high and low sale prices of the Common Stock as reported by Nasdaq for the calendar periods indicated:

                                   Period                              High           Low
                                   ------                              ----           ---
                      1998:     Fourth Quarter                       $10.000        $ 6.875
                                Third Quarter                         14.500          6.250
                                Second Quarter                        16.063         10.250
                                First Quarter                         17.625         14.438

                      1997:     Fourth Quarter                       $18.625        $14.375
                                Third Quarter                         18.125         10.500


                                Second Quarter                        14.125          9.625
                                First Quarter                         14.125          9.875

     The last reported sale price for the Company's Common Stock on the Nasdaq National Market on March 30, 1999 was $7.75 per share. As of March 30, 1999, there were approximately 1,022 record holders of the Common Stock.

     The Company has not paid any cash dividends on its Common Stock since its inception. The Company currently anticipates that all income will be retained to develop further the Company's business and that no cash dividends on the Common Stock will be declared in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company with respect to the Company's five most recent fiscal years ended January 1, 1999, January 2, 1998, January 3, 1997, December 29, 1995, and December 30, 1994. The selected consolidated statement of income data set forth below for each of the Company's three most recent fiscal years, and the selected consolidated balance sheet data set forth below at January 1, 1999 and January 2, 1998, are derived from the Consolidated Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this Annual Report. The selected consolidated statement of income data set forth below for each of the two fiscal years in the periods ended December 29, 1995, and December 30, 1994 and the consolidated balance sheet data set forth below at January 3, 1997, December 29, 1995, and December 30, 1994, are derived from the Company's audited consolidated financial statements not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, and the Notes thereto, included elsewhere in this Annual Report, and ``Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

                                                                            Fiscal Year Ended
                                                          --------------------------------------------------------
                                                           January     January     January    December    December
                                                              1,          2,          3,        29,         30,
                                                            1999        1998        1997       1995        1994
                                                          -------     -------     -------    -------     -------
                                                                  (In thousands, except per share data)
Statement of Income Data:
Sales.................................................    $54,244     $42,480     $41,213    $34,180     $26,333
Royalty and other income..............................        899       3,040       1,000        514       1,020
                                                          -------     -------     -------    -------     -------
   Total revenues.....................................     55,143      45,520      42,213     34,694      27,353
Cost of sales.........................................     18,533      10,262      10,196      8,441       6,059
                                                          -------     -------     -------    -------     -------
   Gross profit.......................................     36,610      35,258      32,017     26,253      21,294
Selling general and administrative
   General and administrative.........................      6,770       6,334       5,628      5,000       4,365
   Marketing and selling..............................     18,709      12,719      12,227     10,911       8,694
   Research and development...........................      3,570       3,936       4,085      3,254       2,718
                                                          -------     -------     -------    -------     -------
      Total selling general and administrative........     29,049      22,989      21,940     19,165      15,777
                                                          -------     -------     -------    -------     -------
Operating income......................................      7,561      12,269      10,077      7,088       5,517
                                                          -------     -------     -------    -------     -------
      Total other income (expense)....................       (763)       (579)        153        303         625
                                                          -------     -------     -------    -------     -------
Income before income taxes, minority interest and
cumulative effect of change in accounting method......      6,798      11,690      10,230      7,391       6,142

Income tax provision (benefit)(1).....................      1,999       4,271       3,339        (91)     (2,184)
Minority Interest.....................................        662           -           -          -           -
                                                          -------     -------     -------    -------     -------
Net income before accounting change...................      4,137       7,419       6,891      7,482       8,326
Cumulative effect of accounting change................     (1,680)          -           -          -           -


Net income............................................    $ 2,457     $ 7,419     $ 6,891    $ 7,482     $ 8,326
                                                          =======     =======     =======    =======     =======

Diluted income per share before effect of change......    $  0.29     $  0.53     $  0.50    $  0.55     $  0.63
 in accounting method.................................    =======     =======     =======    =======     =======

Basic net income per share............................    $  0.18     $  0.57     $  0.53    $  0.59     $  0.67
                                                          =======     =======     =======    =======     =======

Diluted net income per share..........................    $  0.17     $  0.53     $  0.50    $  0.55     $  0.63
                                                          =======     =======     =======    =======     =======

Weighted average number of basic shares...............     13,542      13,124      12,910     12,756      12,514
Weighted average number of diluted shares.............     14,268      14,113      13,867     13,679      13,170


Balance Sheet Data:
Working capital.......................................    $26,925     $24,936     $15,000    $16,335     $14,166
Total assets..........................................     73,290      62,391      52,056     38,803      28,888
Notes payable and current portion of long-term debt...      2,312       1,608       8,193      4,029       1,792
Long-term debt........................................     10,021       5,750         844      1,212         572
Stockholders' equity..................................     47,706      44,783      36,604     28,678      22,029

(1) Includes recognition of deferred tax asset of $2.4 million for 1994 and $900,000 for 1995.

     The following table sets forth unaudited operating data for each of the specified quarters of the fiscal years ended January 2, 1998 and January 1, 1999. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding. The unaudited quarterly financial data presented below has not been subject to a review of BDO Seidman, LLP, the Company's independent certified public accountants.


       For the Fiscal Year Ended             First Quarter   Second Quarter    Third Quarter     Fourth Quarter
            January 1, 1999
                                                         (in thousands except per share data)
Revenues                                        $14,101          $13,983         $12,901             $14,158
Gross Profit                                      9,817           10,155           8,323               8,315
Income Before Accounting Change                   1,675            1,523           398(1)                591
Basic Income Per Share                             0.13             0.11          0.03(1)               0.04
Diluted Income Per Share                           0.12             0.11          0.03(1)               0.04


For the Fiscal Year Ended
January 2, 1998

Revenues                                        $10,555          $11,584         $11,825             $11,556
Gross Profit                                      8,095            8,889           9,065               9,209
Net Income                                        1,749            1,953           2,064               1.653
Basic Income Per Share                             0.13             0.15            0.16                0.13
Diluted Income Per Share                           0.13             0.14            0.14                0.12

(1) Income before cumulative effect of change in accounting method for start-up costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's income statement for the period indicated and the percentage increase or decrease in such items over the prior period.

                                                             Percentage of Total Revenues      Percentage Change
                                                          ---------------------------------  ---------------------
                                                                   Fiscal Year Ended           Fiscal Year Ended
                                                            January    January    January      1997      1996
                                                               1,         2,         3,         vs.       vs.
                                                             1999       1998       1997        1998      1997
                                                           -------    -------    -------     -------   -------
Total revenues...........................................   100.0%     100.0%     100.0%       21.1%      7.8%
Cost of sales............................................    33.6       22.5       24.2        80.6       0.7
                                                            -----      -----      -----
Gross profit.............................................    66.4       77.5       75.8         3.8      10.1
Costs and expenses:
   General and administrative............................    12.3       13.9       13.3         6.9      12.5

Marketing and selling....................................    33.9       27.9       29.0        47.1       4.0
Research and development.................................     6.5        8.6        9.7        (9.3)     (3.6)
                                                            -----      -----      -----
   Total costs and expenses..............................    52.7       50.5       52.0        26.4       4.8
Operating income.........................................    13.7       27.0       23.9       (38.4)     21.7
                                                            -----      -----      -----
Other expense, net.......................................    (1.4)      (1.3)       0.4        31.7         -
                                                            -----      -----      -----
Income before income taxes...............................    12.3       25.7       24.2       (41.8)     14.3
Income tax provision.....................................     3.6        9.4        7.9      ( 20.3)     27.9

Minority interest........................................     1.2          -          -       100.0         -
Accounting change-write-off of startup costs.............     3.0          -          -       100.0         -
                                                            -----      -----      -----
Net income...............................................     4.5%      16.3%      16.3%      (66.9)      7.7%
                                                            =====      =====      =====

1998 Fiscal Year Compared to 1997 Fiscal Year

     Revenues.   Revenues for the year ended January 1, 1999 were $55.1 million, representing a 21.1% increase over the $45.5 million in revenues for the year ended January 2, 1998. The primary reason for the increase in revenues were the acquisitions, in 1997 and early 1998, of European sales subsidiaries of ophthalmic products. Incremental revenues from these subsidiaries represented approximately $18.2 million. This increase in revenues was offset by a reduction of approximately $3.2 million dollars in sales in the United States as a result of the introduction by a competitor of a multi-focal IOL, a reduction in sales to Asia of approximately $.8 million as a result of the Asian monetary crisis, a reduction in European sales totaling approximately $1.1 million which occurred because a large distributor of the Company's products purchased his 1998 requirements in 1997, and a reduction of approximately $2.2 million in royalties and other revenues earned by the Company.

     With the acquisitions of sales subsidiaries in 1997 and early 1998, the mix of products sold by the Company changed. Prior to acquisition of the subsidiaries, sales of products manufactured by the Company made up more than 92% of all products sold by the Company in 1997. In 1998, after acquisition of the subsidiaries, the Company's products made up approximately 67% of total revenues, while lenses manufactured by others made up approximately 17% of total revenues and instruments and equipment manufactured by others made up approximately 13% of total revenues. The lenses, instruments and equipment purchased from other manufacturers typically have lower margins.

     In 1998 the Company began expanding its market focus beyond the cataract market to also include the refractive and glaucoma markets. The Company anticipates its growth in the refractive and glaucoma product markets will increase significantly as the Company's refractive lenses (ICL(TM) and Toric(TM)
IOL) and its glaucoma (AQUA-FLOW(TM)) product lines continue to gain market acceptance. The Company believes its sales of products used for the treatment of cataracts will grow with new sales subsidiaries, new products such as its Collamer(TM) IOL, the new WAVE(TM) Phacoemulsification Machine and its newly acquired access to lines of IOLs, equipment and instruments from other manufactures.

     Cost of Sales.   Cost of sales increased to 33.6% of revenue for the year
ended January 1, 1999 from 22.5% of revenue for the year ended January 2, 1998. The primary reason for this 11.1% increase relates to the increase in sales of IOLs, ophthalmic instruments and equipment manufactured by others, as set forth above in "Revenues." The Company's objective for the future will be to sell more of the refractive products it manufactures and to use its recently acquired sales subsidiaries to move into the marketplace more of its instruments and equipment. Management believes it can reduce costs of sales by selling more of its refractive products and/or by purchasing in larger quantities the instruments and equipment. The Company will not be able to reduce the costs of sales to levels attained in 1997 and prior years until sales of its refractive lenses and its AQUA-FLOW(TM) glaucoma device make up a larger percent of the Company's overall revenues.

     General and Administrative.   General and administrative expense for the
year ended January 1, 1999 was $6.8 million, or 12.3% of revenues, as compared to $6.3 million, or 13.9% of revenues for the prior fiscal year. This increase in dollars is primarily attributable to two factors, namely retaining the services of a product manager for the AQUA-FLOW(TM) glaucoma device and travel and other expenses resulting from managing the new sales subsidiaries. The decrease as a percent of revenues was due to the increase in revenues.

     Marketing and Selling.   Marketing and selling expense for the year ended
January 1, 1999 was $18.7 million or 33.9% of revenues, as compared to $12.7 million or 27.9% of revenues for the prior fiscal year. The primary reason for this increase in dollars and percentages was the addition, during 1997 and early 1998, of the sales subsidiaries, which added more than $18.2 million in revenues for the 1998 fiscal year, and costs related to the launch, in the United States, of the Toric(TM) IOL.

     Research and Development.   Research and development expense for the year
ended January 1, 1999
was $3.6 million, or 6.5% of revenues as compared to $3.9 million or 8.6% of revenues for the year ended January 2, 1998. Research and development expense has remained fairly consistent over the past four years in the range of $3.3 million to $4.1 million range. The reason for the decrease in the 1998 fiscal year was the completion of research and development for several of the Company's new products, which was offset by increased spending related to monitoring the clinical trials for the Toric(TM) IOL, the Collamer(TM) IOL, the ICL(TM) and the AQUA-FLOW(TM) glaucoma device.

     Other Expense or Income, Net.   Other expense for the year ended January 1,
1999 was a net of approximately $ .8 million or 1.4% of revenues as compared to approximately $ .6 million or 1.3% of revenues for the prior year. The primary causes for the increase in other expense over the prior year were increased amortization expenses and royalty expense offset by decreased exchange losses and increased earnings from the Company's joint venture.

     Income Tax Provision.   Income tax provision decreased to $2.0 million or
3.6% of revenues for the year ended January 1, 1999 compared to $4.3 million or
9.4 % of revenues for the prior fiscal year. The reasons for the reduction stem from the Company's receipt of more than 50% of its revenues from international sources, where tax rates are more favorable, and the cumulative effect of accounting changes for costs associated with the launch of new products (referred to herein as "start-up costs") which were written off in the third quarter of 1998, thereby resulting in the Company's recognition of less income from United States sources.

Start-Up Costs

     Effective September 30, 1998, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation.

     Although SOP 98-5 is effective for fiscal years beginning after December 15, 1998, earlier application is encouraged. Accordingly, the Company elected early application and wrote-off the $1.7 million (net of tax benefit) of start-up costs that had been previously capitalized. In accordance with SOP 98-5, the write-off of such costs is being reported as a cumulative effect of change in accounting method. Also, in accordance with SOP 98-5, prior periods have not been restated.

1997 Fiscal Year Compared To 1996 Fiscal Year

     Revenues.   Revenues for the year ended January 2, 1998 were $45.5 million, representing a 7.8% increase over $42.2 million in revenues for the prior year ended January 3, 1997. The increase in revenues was principally attributable to: (i) an increase in royalty payments, primarily due to a payment by a licensee of past royalties; and (ii) increased sales of the Company's new products and increased international sales of the Company's IOLs, partially offset by domestic and international price decreases. Royalty revenues increased from $1.0 million to $3.0 million. Revenues from the sale of the Company's new products, principally its ICLs(TM), AQUA-FLOW(TM) and new IOL products including the TORIC(TM) IOL, increased to $2.2 million in fiscal 1997 from $660,000 in fiscal 1996. International sales of IOLs in fiscal 1997 increased by 38% in unit volume, and by $1.6 million in dollar terms, over the prior fiscal year, respectively. Total international sales increased to 35% of total revenues for the 1997 fiscal year, as compared to 30% of total revenues for the prior fiscal year, reflecting the Company's ongoing efforts to develop international markets as well as the conversion of these markets to foldable IOLs. Increases in sales of IOLs in unit volume were partially offset by an average price decrease for IOLs of nearly 10%, as a result of competitive pressures, both domestically and internationally.

     Cost of Sales.   Due primarily to additional royalty income and also
continued manufacturing efficiencies, cost of sales as a percentage of revenues for the year ended January 2, 1998 declined to 22.5% of revenues as compared to 24.2% for the prior fiscal year. This reduction was effectuated notwithstanding price decreases resulting from competitive pressures and a product mix change due to an increased demand for the ELASTIMIDE(TM) IOL (which is more expensive to manufacture than the ELASTIC(TM) model).

     General and Administrative.   General and administrative expense for the
year ended January 2, 1998 was $6.3 million, or 13.9% of revenues, as compared to $5.6 million, or 13.3% or revenues, for the prior fiscal year. The increase in general and administrative expense, both in dollars and as a percentage of revenues, was attributable to additional administrative infrastructure expenditures required to support the increase in revenues and costs related to investor relations.

     Marketing and Selling.   Marketing and selling expense for the year ended
January 2, 1998 was $12.7 million, or 27.9% of revenues, as compared to $12.2 million, or 29.0% of revenues, for the prior fiscal year.

The decline in marketing and selling expense as a percentage of revenues was attributable to the significant growth in overall revenues permitting greater absorption of fixed marketing and selling (i.e., non-commission) costs. The increase in marketing and selling expense in dollars was principally attributable to additional selling and marketing expenses arising from the operations of the Company's new European sales subsidiaries.

     Research and Development.   Research and development expense for the year
ended January 2, 1998 was $3.9 million, or 8.6% of revenues, as compared to $4.1 million, or 9.7% of revenues, for the prior fiscal year. These expenditures were attributable to the Company's continued investment in developing new products, manufacturing systems and distribution systems, cost reduction projects for manufacturing, and increased costs incurred conducting clinical studies in the United States.

     Other Expense or Income, Net.   Other expense for the year ended January 2,
1998 was $579,000, or 1.3% of revenues, as compared to other income of $153,000, or 0.4% of revenues, for the prior fiscal year. The primary reasons for the overall increase in other expenses over income were increased interest expense, and losses in translating foreign currency.

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

          As a result of the Company's positive operating results for each of the three years ended January 1, 1999, January 2, 1998 and January 3, 1997, the Company determined that deferred tax assets of $1.2 million and $2.3 million should be recognized as of January 2, 1998 and January 3, 1997. These amounts were based on a consideration of current and future anticipated earnings.
Future income levels should result in full recognition of the deferred tax assets. The amount recorded as of January 3, 1997 includes the capitalization of the remaining balance of the Company net operating loss carryforwards. Management believes it is more likely than not that the deferred tax assets will be realized in full.

Liquidity and Capital Resources

     The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, and the exercise of stock options and warrants.

     The Company's principal domestic credit facility is a line of credit originally entered into on a secured basis in June 1996, and refinanced on an unsecured basis in June 1997 and again in June 1998, which currently allows the Company to borrow up to $10.0 million on a revolving basis, at a rate of interest not to exceed the prime interest rate, less 0.5% (or, at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus a margin of 1.25% to 1.75%, depending on the Company's funded debt to earnings before interest, taxes, depreciation and amortization coverage ratio). This line of credit expires in June 2001. The underlying loan agreement requires the Company to satisfy certain financial tests, and limits the amount of indebtedness the Company may incur to others. Borrowings outstanding as of January 1, 1999 were approximately $6.9 million.

          In November 1997, the Company's domestic lender supplemented the Company's domestic credit facility by committing through March 31, 1998 to make additional advances to the Company of up to $5 million for business acquisitions. The Company borrowed $4.4 million from this facility in 1998 for the purchase of a European sales subsidiary. Any principal amounts borrowed pursuant to this commitment would be repaid in monthly installments of principal of $83,334 until such amounts were repaid. Interest on any such principal amounts borrowed will be payable monthly at a rate of interest not to exceed the prime interest rate, less 0.25% (or, at the election of the Company, if more than $100,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%). The underlying loan agreement requires the Company to satisfy certain financial tests, and limits the amount of indebtedness the Company may incur to others. The principal amount outstanding as of January 1, 1999 was approximately $3.6 million.

     The Company's foreign credit facility consists of a separate revolving line of credit and a term loan extended in May 1994 by a Swiss bank to the Company's subsidiary, STAAR Surgical AG. The revolving line of credit facility provides for borrowings up to $796,000 (1.1 million Swiss Francs) at a 5.0% rate of interest as of January 1, 1999. A commission rate of 0.25% is payable each quarter. The line of credit does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding as of January 1, 1999 under the line of credit were approximately $1,000,000. Under the term loan, STAAR Surgical AG obtained a $796,000 (1.1 million Swiss Francs) loan guaranteed partially by the Swiss government and partially by the Company. Interest on this loan is 6.25%, which the Company shares on an equal basis with the bank and the Swiss government. The principal amount of this loan was required to be repaid in four equal annual installments, beginning in December 1996.
Borrowings outstanding at January 1, 1999 were approximately $214,000.

     As of January 1, 1999, the Company had net working capital of approximately $26.9 million, as compared to $24.9 million and $15.0 million as of January 2, 1998 and January 3, 1997, respectively. Excluding the impact of working capital received by way of the Company's acquisition of a 60% interest in a European sales subsidiary, working capital increased $2.0 million. The increase in working capital was primarily attributable to increases in inventories of $2.1 million, prepaids and other assets of $ .7 million, accounts receivable of $ .7 million, offset by a decrease in cash of $1.6 million and the net impact of the collection of a $3.3 million royalty receivable and the recording of a $1.4 million income tax refund receivable. The Company's net working capital was further impacted by decreases in other current liabilities of $1.7 million and accounts payable of $ .7 million.

     As of January 1, 1999, the Company had cash and cash equivalents of approximately $4.7 million, as compared to $6.3 million and $6.5 million as of January 2, 1998 and January 3, 1997, respectively. The decline in the Company's cash position for the year ended January 1, 1999 was attributable to the decrease in cash provided by operations. The slight decline in the Company's cash position for the year ended January 2, 1998 was primarily attributable to the increase in the effect of exchange rate changes in cash and cash equivalents.

     Cash flows from operating activities for the year ended January 1, 1999 were approximately $4.3 million, a decrease of approximately $3.3 million from the prior fiscal year. The decrease in cash flow from operating activities was principally attributable to lower net income of approximately $5.0 million offset by increased depreciation, amortization and the write-off of start-up costs. Cash flows from operating activities for the year ended January 2, 1998 were approximately $7.6 million, a decrease of approximately $1.7 million from the prior fiscal year. The decrease in cash flow from operating activities was principally attributable to a $3.9 million change in operating working capital offset by a $550,000 increase in amortization of patents, licenses and other intangibles, and full utilization of a $1.3 million increase in deferred income taxes.

     Cash used in investing activities for the year ended January 1, 1999 was $10.1 million, representing an increase of approximately $2.7 million relative to the year ended January 2, 1998. This increase was due primarily to the acquisition of a 60% interest in a European sales subsidiary. Cash used in investing activities for the year ended January 2, 1998 was $7.4 million, representing a decrease of approximately $3.6 million relative to the year ended January 3, 1997. This decrease was due primarily to a $1.4 million decrease in the acquisition of property, plant and equipment and a $2.7 million decrease in the acquisition of patents and licenses, partially offset by a $590,000 increase in other assets.

     Cash flows from financing activities for the year ended January 1, 1999 were $4.1 million, representing an increase of approximately $4.0 million. This increase was principally attributable to the loan obtained by the Company to acquire a 60% interest in a European sales subsidiary. Cash flows from financing activities for the year ended January 2, 1998 were $123,000, representing a decrease of approximately $4.4 million relative to the year ended January 3, 1997. This decrease was principally attributable to a $2.4 million decrease in borrowings and a $2.1 million increase in payments on notes payable and long-term debt.

     The Company's capital expenditures for the fiscal years ended January 1, 1999 and January 2, 1998 were approximately $2.0 million and $2.8 million, respectively. All expenditures were used to upgrade existing production equipment, to set up new production facilities for new products, and to reduce current manufacturing costs. The Company's planned capital expenditures for 1999 are approximately $2.0 million, to be used primarily to improve and expand the Company's manufacturing capacity for the foldable IOL, ICL(TM) and AQUA-FLOW(TM) glaucoma device, which the Company anticipates will ultimately reduce manufacturing costs.

     Capitalized additions for patents and licenses for the fiscal years ended January 1, 1999 and January 2, 1998 were approximately $2.0 million and $3.2 million, respectively. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of defending its rights to these patents. The Company expects to spend approximately $1.5 million in 1999 for patents and licenses.

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

Foreign Exchange

     Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its suppliers or customers in the last three fiscal years has adversely affected the Company's ability to purchase or sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which would affect the Company's operating results. See "Uncertainties and Risk Factors-Risks Associated with International Transactions" below.

Inflation

     Management believes inflation has not had a significant impact on the Company's operations during the past three years.

Year 2000 Compliance

          The Company's management understands the importance of identifying and addressing Year 2000 compliance issues and has placed a high priority on this project. Accordingly, the Company's Year 2000 efforts are guided by a special Year 2000 Steering Committee which reports to the President of the Company. The Steering Committee is made up of designees from each department within the Company and includes representatives of its foreign subsidiaries. The Committee meets on a regular basis to discuss the progress of each department in achieving its Year 2000 goals and to discuss new information.

          The Company has developed a comprehensive plan for achieving Year 2000 compliance that is consistent with the five-step process prescribed by federal regulators as follows:

          . Awareness - Creating and maintaining awareness of the Company's Year 2000 effort at all levels of the organization.

          . Assessment - Determining which computers, operating systems, applications, machinery and equipment, and facilities are impacted and prioritizing the remediation effort.

          .   Renovation - Fixing any problems.

          . Validation - Testing and certification (which is expected to be complete by the end of April 1999).

          . Implementation - Implementation of validated systems (which is expected to be completed by June 1999).

     The Company's principal computer hardware used by its business application systems has been certified to be Year 2000 compliant by the vendor, Hewlett-Packard. The Company's principal internal operating systems are UNIX/Unidata based. These systems use a sequentially incremented integer to store the date beginning with a day 1 of January 1, 1968. Therefore, the date logic of these systems had few Year 2000 related problems, the vendor has addressed such problems and the Company has upgraded its systems to a Year 2000 certified version. The Company's principal business application software is a modified version of one purchased from a third party. The Company's personnel have assessed, modified and installed the modified programs into a test environment. Testing by the Company's information system personnel is complete, including advancing the system date to the Year 2000, and all programs functioned as expected. The Company has recently successfully completed user testing of all mission critical programs. Testing will continue with installation of the programs in the United States scheduled for the second quarter of 1999. These same systems and programs are used by the majority of the Company's subsidiaries and those installations are scheduled to be complete during the third quarter of 1999. In general, the Company is ahead of its schedule for this project and has met all internal milestones. For those subsidiaries using other systems, either those systems have been certified as Year 2000 compliant or plans are in place to upgrade or replace with the Company's principal system.

     In addition to reviewing its internal systems, the Company is contacting certain suppliers, vendors, and other providers of goods and services to determine their ability to do business in the Year 2000 and have included Year 2000 considerations in the vendor selection and certification process. The Company expects this process to be ongoing as companies progress with their own Year 2000 issues. In any event, contingency plans are being developed in the event that the Year 2000 does impact critical suppliers or vendors.

     The Company's costs of achieving Year 2000 compliance to date have been immaterial to financial position, results of operations or cash flows. The Company does not anticipate that additional amounts incurred in connection with its Year 2000 compliance program will be material to its financial conditions or results of operations.

     Due to the uncertainties involved, the Company cannot predict the impact of the Year 2000 on its operations. Achieving Year 2000 compliance is dependent on may factors, some of which are not within the Company's control, including, without limitation, the continuity of services provided by the government, utilities, transportation industry and other service providers. Should one of these systems fail, or should the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Uncertainties and Risk Factors

     The Company may be subject to a number of significant uncertainties and risks including, without limitation and without purporting to be a complete or exhaustive list, those described below and those described elsewhere in this Annual Report, which may ultimately affect the Company in a manner and to a degree which cannot be foreseen at this time.

     Risks Relating to Commercialization of New Products.   The extent and pace
of market acceptance of the Company's new products, including its AQUA-FLOW(TM) glaucoma device, and ICL(TM), will be a function of many variables, including the following: the efficacy, performance and attributes of such new products; the ability of the Company to obtain necessary regulatory approvals to commercially market such new products; the effectiveness of the Company's marketing and sales efforts, including educating ophthalmologists and other potential customers as to the distinctive characteristics and benefits of these new products; the rate at which ophthalmologists attain the necessary surgical skills to implant these new products; the ability of the Company to meet manufacturing and delivery schedules; and product pricing. The extent and pace of market acceptance will also depend upon general economic conditions affecting customers' purchasing patterns. As the AQUA-FLOW(TM) glaucoma device and ICL(TM) are new medical devices, there is a material risk that the marketplace may not accept, or be receptive to, the potential benefits of these new products. Unless and until these new products are accepted by the market and generating meaningful revenues and profits, the Company's financial condition and prospects will continue to be solely dependent upon its line of cataract products. See "Uncertainties and Risk Factors Government Regulation and Uncertainty of Product Approval" and "Business Products."

     Highly Competitive Industry; Rapid Technological Change.   Competition in
the ophthalmic industry is intense and characterized by extensive research and development and rapid technological change. The Company has licensed certain of its patents and technologies relating to its cataract products to competitors. Many of the Company's current and prospective competitors have greater financial, technical and marketing resources and trade name recognition than the Company, which may enable them to successfully develop and/or market products based on technologies or approaches similar to those of the Company, or develop products based on other technologies or approaches, which are, or may be, competitive with the Company's products. Development by competitors of new or improved products, processes or technologies may make the Company's products less competitive or obsolete. The Company will be required to devote significant financial and other resources to enhance its existing products and develop new products for the ophthalmic industry. Competitive pressures could lead to a decline in sales volumes of existing products, the inability to attain sufficient market penetration for new products, or price reductions, any or all of which could adversely affect the Company's operating and financial results. There can be no assurance that the Company will be able to compete successfully in the industry, particularly in view of rapid technological change. See "Business Competition".

     Government Regulation and Uncertainty of Product Approval.   The
manufacture and sale of the Company's products are subject to extensive international and domestic regulation. In order to sell these products within the United States, clearance or approval from the FDA is required. The FDA clearance or approval process is expensive and time consuming, and no assurance can be given that any of the Company's products which have not received FDA clearance or approval to date will obtain such FDA clearance or approval on a timely basis or at all, or without delays adversely affecting the marketing and sale of the Company's products. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to obtain than FDA clearance or approval. In order to sell products in the countries comprising the European Economic Union, the Company must satisfy certain Union-wide regulatory requirements, notwithstanding the Company's previous receipt of approvals from member countries. No assurance can be given that the Company will obtain such regulatory approvals on a timely basis or at all, or without delays adversely affecting the marketing and sale of the Company's products. In addition, clearances or approvals that have been or may be granted are subject to continual review, which could result in product labeling restrictions, withdrawal of products from the market or other adverse consequences.

     To date, the Company has conducted clinical studies in certain foreign countries, and is in the process of conducting clinical studies in the United States, on the feasibility of (i) using the AQUA-FLOW(TM) glaucoma device for the treatment of glaucoma, and (ii) using the ICL(TM) for the treatment of myopia and hyperopia. There can be no assurance that the clinical trial results to date from these studies are necessarily indicative of future clinical trial results with respect to these new products. There can also be no assurance that long-term safety and efficacy data, when collected, will be consistent with the clinical results to date, and will demonstrate that (i) the AQUA-FLOW(TM) glaucoma device can be used safely and successfully to treat glaucoma in a broad segment of the patient population or on a long-term basis, or (ii) that the ICL(TM) can be used safely and successfully to treat myopia or hyperopia on a long-term basis. Furthermore, no assurance can be given that there will be no serious complications or side effects, or that any such complications or side effects will not impair or delay the Company's obtaining regulatory approval for these new products in the United States and other key markets.

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

     There can be no assurance that the Company will be able to successfully defend its patents and proprietary rights. The invalidation or circumvention of key patents (principally the Company's core patents for insertion of foldable or deformable IOLs or ICLs(TM) through minimally invasive surgical techniques) or proprietary rights owned by or licensed to the Company could have an adverse effect on the Company and on its business prospects. There can be no assurance that the Company will not be required to defend against litigation involving the patents or proprietary rights of others, or that licenses under such rights will be available. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial. See "Business Intellectual Property and Licenses" in Item 1.

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

     Risks Associated with International Transactions.   The Company sells its
products internationally which subjects it to several potential risks, including risks associated with fluctuating exchange rates and the regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability. There can be no assurance that any of the foregoing will not have a material adverse effect upon the business of the Company. The Company has not previously engaged in activities to mitigate the effects of foreign currency fluctuations, as the Company is generally paid in U.S. dollars with respect to its international operations. As earnings from international operations increase, the Company's exposure to fluctuations in foreign currencies may increase, and the Company may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. If entered into, there can be no assurance as to the effectiveness of such efforts in limiting any adverse effects of foreign currency fluctuations on the Company's international operations and on the Company's overall results of operations. See "Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations Foreign Exchange" above.

     Product Liability Claims; Insufficiency of Product Liability Insurance
Coverage; Product Recall Risks.   As a supplier of products used in medical
treatments, the Company faces an inherent business risk of exposure to product liability claims in the event the end use of its products results in unanticipated adverse effects on patients, including serious personal injury or death. Certain of the Company's new products, such as its AQUA-FLOW(TM) glaucoma device and its ICL(TM), are based upon unique designs and materials. Product liability risk is higher with respect to these products, as they have a limited history of testing, use and performance, and unknown defects associated with such products may only be identified through the passage of time. Potential negative publicity concerning the defective product could also affect the Company's other products. No assurance can be given that the Company will not experience product liability claims in the future with respect to its established or new products. Any product liability claim could have a material adverse effect on the Company.

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


                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                  Page
                                                                                                                  ----
(a)(1)        Financial statements required by Item B of this form are filed as a separate part of this report following Part IV

              Report of Independent Certified Public Accountants                                                   F-2

              Consolidated Balance Sheets at January 1,  1999 and January 2, 1998                                  F-3

              Consolidated Statements of Income for the years ended January 1, 1999, January 2,                    F-4
              1998 and January 3, 1997

              Consolidated Statements of Stockholders' Equity for the years ended January 1,                       F-5
              1999, January 2, 1998, and January 3, 1997


              Consolidated Statements of Cash Flows for the years ended January 1, 1999,                           F-6
              January 2, 1998, and January 3, 1997

              Notes to Consolidated Financial Statements                                                          F-11

(2)           Schedules required by Regulation S-X are filed as an exhibit to this report:

              Independent Certified Public Accountants' Report on Schedules
              and Consent                                                                                         F-23

              II.   Valuation and Qualifying Accounts and Reserves                                                F-24

              Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements notes thereto


(3)           Exhibits
              3.1   Certificate of Incorporation, as amended(1)

              3.4   By-laws, as amended(7)

              4.1   1990 Stock Option Plan(2)

              4.2   1991 Stock Option Plan(3)

              4.3   1995 STAAR Surgical Company Consultant Stock Plan(4)

              4.4   1996 STAAR Surgical Company Non-Qualified Stock Plan(8)

              4.5   Stockholders' Rights Plan, dated effective April 20, 1995(6)

              4.6   1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(9)

              10.1  Joint Venture Agreement, dated May 23, 1988, between the
                    Company, Canon Sales Co, Inc. and Canon, Inc.(11)

              10.2  License Agreement, dated March 9, 1990, between Chiron
                    Ophthalmics, Inc. and the Company(5)

              10.3  License Agreement, dated March 9, 1990, between Chiron
                    Ophthalmics, Inc. and the Company(5)

              10.4 Promissory Note, dated February 28, 1991, from John R. Wolf to the Company(8)

              10.5 Stock Pledge/Security Agreement, dated February 28, 1991, between John R. Wolf, the Company and Pollet & Associates(8)


              10.6    Promissory Note, dated February 28, 1991, from William C.
                      Huddleston to the Company(8)

              10.7 Stock Pledge/Security Agreement, dated February 28, 1991, between William C. Huddleston, the Company and Pollet &
                      Associates(8)

              10.8    Promissory Note, dated May 26, 1992, from the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990(10)

              10.9    Deed of Trust, dated September 21, 1992, by the Andrew F.
                      Pollet and Sally M. Pollet Revocable Trust dated March 6,
                      1990(10)

              10.10   Promissory Note, dated July 3, 1992, from William C. Huddleston to the Company(10)

              10.11   Stock Pledge/Security Agreement, dated July 3, 1992, between
                      William C. Huddleston the Company and Pollet & Associates(10)

              10.12   Lease, dated November 9, 1992, by and between Linda Lee Brown and Phyllis Ann Bailey and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California(10)

              10.13   Indenture of Lease, dated October 20, 1983, by and between Dale
                      E. Turner & Francis R. Turner, and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California, and all Lease Additions thereto(10)

              10.14   Patent License Agreement, dated May 24, 1995, with Eye
                      Microsurgery Intersectoral Research and Technology Complex(7)

              10.15   Patent License Agreement, dated January 1, 1996, with Eye
                      Microsurgery Intersectoral Research and Technology Complex(8)

              10.16   Promissory Note, dated March 18, 1993, from William C.
                      Huddleston to the Company(5)

              10.17   Modification To Employment Agreement, dated December 20, 1994, between the Company and John R. Wolf(5)

              10.18   First Amendment To Sales Representative Agreement, dated
                      December 20, 1994, between the Company and John R. Wolf(5)

              10.19   Employment Agreement, dated March 1, 1994, between the Company and Vladimir Feingold(5)

              10.20 Modification To Employment Agreement, dated May 6, 1996, between the Company and Vladimir Feingold(8)

              10.21   Employment Agreement, dated March 1, 1994, between the Company and William C. Huddleston(5)


                      10.22   Modification To Employment Agreement, dated May 6, 1996,
                              between the Company and William C. Huddleston(8)

                      10.23   Employment Agreement, dated March 1, 1994, between the Company and Carl M. Manisco(5)

                      10.24   Modification To Employment Agreement, dated May 6, 1996,
                              between the Company and Carl M. Manisco(8)

                      10.25   Employment Agreement, dated March 1, 1994, between the Company and Michael J. Lloyd(5)

                      10.26   Modification To Employment Agreement, dated May 6, 1996,
                              between the Company and Michael J. Lloyd(8)

                      10.27   Employment Agreement, dated March 1, 1994, between the Company and Stephen L. Ziemba(5)

                      10.28   Modification To Employment Agreement, dated May 6, 1996,
                              between the Company and Stephen L. Ziemba(8)

                      10.29   Employment Agreement, dated September 4, 1998, between the
                              Company and Donald R. Sanders(11)

                      10.30   Amended IOL Supply Agreement, dated June 10, 1994, between the
                              Company and Chiron Vision Corporation(5)

                      10.31   Manufacturing Site Agreement, dated June 10, 1994, between the
                              Company and Chiron Vision Corporation(5)

                      10.32   Form of Non-Qualified Stock Option Agreements granted to
                              Directors of Company in June and August 1994(5)

                      10.33   Agreement For Purchase And Sale Of Assets, dated October 1,
                              1994, between STAAR Surgical Australasia Pty. Ltd. and Bionica
                              Pty. Ltd.(5)

                      10.34   Agreement, dated October 10, 1995, with China Eye Joint
                              Venture(7)

                      10.35   Stock Pledge Agreement, dated September 4, 1998, between the
                              Company and John R. Wolf(11)

                      10.36   Promissory Note, dated September 4, 1998, from John R. Wolf to the Company(11)

                      10.37   Stock Pledge Agreement, dated September 4, 1998, between the
                              Company and William C. Huddleston(11)

                      10.38   Promissory Note, dated September 4, 1998, from William C.
                              Huddleston to the Company(11)

                      10.39   Stock Pledge Agreement, dated September 4, 1998, between the
                              Company and Carl Manisco(11)


                      10.40   Promissory Note, dated September 4, 1998, from Carl Manisco to the Company(11)

                      10.41   Stock Pledge Agreement, dated September 4, 1998, between the
                              Company and Andrew F. Pollet(11)

                      10.42   Promissory Note, dated September 4, 1998, from Andrew F. Pollet to the Company(11)

                      10.43   Supply Agreement, dated January 28, 1998, between the Company and Mentor Medical, Inc. (11)

                      10.44   Agreement, dated December 31, 1997, between the Company and
                              Mentor Corporation. (11)

                      10.45   Agreement regarding the purchase of shares effective January 5, 1998. (11)*

                      10.46   Revolving Line of Credit Note, dated June 1, 1998, between the
                              Company and Wells Fargo Bank. (11)

                      10.47   Stock Option Certificate, dated September 4, 1998, between the
                              Company and Andrew F. Pollet(11)

                      10.48   Stock Option Certificate, dated September 4, 1998, between the
                              Company and John R. Wolf(11)

                      10.49   Stock Option Certificate, dated September 4, 1998, between the
                              Company and Donald R. Sanders(11)

                      21      List of Significant Subsidiaries(11)

                      24      Powers of Attorney(11)

                      27.1    Financial Data Schedule at and for the year ended January 1,
                              1999(11)

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

(6) Incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 6, 1995, as filed on May 12, 1995
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 29, 1995, as filed on March 28, 1996
(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 3, 1997, as filed on April 2, 1997
(9) Incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, as filed on May 1 1998.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 1998, as filed on April 1, 1998
(11) Filed herewith
(12) Re-filed herewith pursuant to Reg. (S)229.10(d)


* Certain confidential information redacted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of Regulation C of the Securities Act of 1933, as amended

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 1999.

                              STAAR SURGICAL COMPANY


                              By:  /s/ John R. Wolf
                                 -------------------------------------------
                                 John R. Wolf, President and Chief Executive
                                 Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 1, 1999 and in the capacities indicated.



 /s/ John R. Wolf              President, Chief Executive Officer and Chairman
---------------------------
John R. Wolf


 /s/William C. Huddleston      Vice President and Chief Financial Officer
---------------------------    (principal accounting and financial officer)
William C. Huddleston


 /s/ Peter J. Utrata, M.D.*    Director
---------------------------
Peter J. Utrata, M.D.


 /s/ Donald R. Sanders, M.D.*  Director
----------------------------
Donald R. Sanders


 /s/ Andrew F. Pollet*         Director
----------------------------
Andrew F. Pollet


 /s/ Michael R. Deitz, M.D.*   Director
----------------------------
Michael R. Deitz, M.D.


* /s/ William C. Huddleston
----------------------------
William C. Huddleston
(Attorney in Fact)

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS


                         YEARS ENDED JANUARY 1, 1999,
                      JANUARY 2, 1998 AND JANUARY 3, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
STAAR Surgical Company

  We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and subsidiaries as of January 1, 1999 and January 2, 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STAAR Surgical Company and subsidiaries as of January 1, 1999 and January 2, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1999, in conformity with generally accepted accounting principles.

  As discussed in the Summary of Accounting Policies to the consolidated financial statements, in fiscal 1998, the Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" issued by the American Institute of Certified Public Accountants.



                                           BDO Seidman, LLP

Los Angeles, California
March 22, 1999

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      January 1, 1999 and January 2, 1998


                                                                                      1998                    1997
                                                                                      ----                    ----

                           ASSETS
                           ------
Current assets:
 Cash and cash equivalents                                                         $ 4,689,574            $ 6,279,136
 Accounts receivable, less allowance for doubtful accounts of $232,841
  and $128,070 (Note 1)                                                             10,167,449              7,983,399
 Other receivables (Notes 7 and 9)                                                   1,386,830              3,250,000
 Inventories (Note 2)                                                               20,139,979             14,712,398
 Prepaids, deposits and other current assets                                         3,624,390              2,006,075
 Deferred income tax (Note 7)                                                        1,108,761              1,182,136
                                                                                  ------------           ------------
    Total current assets                                                            41,116,983             35,413,144
                                                                                  ------------           ------------
Investment in joint venture (Note 4)                                                 3,178,477              2,740,163
Property, plant and equipment, net (Note 3)                                         10,379,997             10,024,181
Patents and licenses, net of accumulated amortization of $3,751,769 and
 $2,397,920 (Notes 8 and 9)                                                         12,038,023             11,121,436
Goodwill, net of accumulated amortization of $488,596 and $160,729                   5,047,982                967,789
Other assets                                                                         1,528,150              2,124,168
                                                                                  ------------           ------------
                                                                                   $73,289,612            $62,390,881
                                                                                  ============           ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
 Notes payable (Note 5)                                                            $ 1,034,801            $   983,276
 Accounts payable                                                                    4,975,222              1,528,436
 Current portion of long-term debt (Note 6)                                          1,277,474                624,698
 Deferred income tax (Note 7)                                                        2,822,706              3,174,000
 Other current liabilities (Notes 11 and 12)                                         4,081,885              4,166,963
                                                                                  ------------           ------------
   Total current liabilities                                                        14,192,088             10,477,373
                                                                                  ------------           ------------
Long-term debt, net of current portion (Note 6)                                     10,021,287              6,666,438
Other long-term liabilities (Note 12)                                                  513,699                464,286
                                                                                  ------------           ------------
    Total liabilities                                                               24,727,074             17,608,097
                                                                                  ------------           ------------
 Minority interest                                                                     856,039                      -
                                                                                  ------------           ------------
Commitments  and contingencies (Notes 11 and 13)
Stockholders' equity (Notes 10, 11 and 15):
 Common stock, $.01 par value; 30,000,000 shares authorized; issued
  and outstanding 13,994,593 and 13,246,161                                            139,946                132,462
 Capital in excess of par value                                                     46,039,428             42,810,700
 Accumulated other comprehensive income                                               (536,491)              (695,502)
 Retained earnings                                                                   7,317,778              4,861,139
                                                                                  ------------           ------------
                                                                                    52,960,661             47,108,799
   Notes receivable from officers and directors (Note 10)                           (5,254,162)            (2,326,015)
                                                                                  ------------           ------------
    Total stockholders' equity                                                      47,706,499             44,782,784
                                                                                   ------------           ------------

                                                                                   $73,289,612            $62,390,881
                                                                                  ============           ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       Years Ended January 1, 1999, January 2, 1998 and January 3, 1997

                                                                               1998              1997              1996
                                                                         -------------     -------------     -------------

Sales                                                                    $  54,244,315     $  42,480,014     $  41,212,511
Royalty and other income (Note 9)                                              898,443         3,039,571         1,000,000
                                                                         -------------     -------------     -------------
   Total revenues                                                           55,142,758        45,519,585        42,212,511
Cost of sales                                                               18,533,319        10,261,748        10,195,396
                                                                         -------------     -------------     -------------
   Gross profit                                                             36,609,439        35,257,837        32,017,115
                                                                         -------------     -------------     -------------
Selling, general and administrative expenses:
 General and administrative (Note 13)                                        6,769,791         6,333,781         5,627,576
 Marketing and selling                                                      18,709,076        12,719,166        12,227,593
 Research and development                                                    3,569,876         3,936,293         4,084,991
                                                                         -------------     -------------     -------------
   Total selling, general and administrative expenses                       29,048,743        22,989,240        21,940,160
                                                                         -------------     -------------     -------------
   Operating income                                                          7,560,696        12,268,597        10,076,955
                                                                         -------------     -------------     -------------
Other income (expense):
 Equity in earnings of joint venture (Note 4)                                  438,314           336,437           486,398
 Interest expense--net                                                        (560,345)         (595,810)         (450,276)
 Other income (expense)                                                       (640,560)         (319,808)          116,563
                                                                         -------------     -------------     -------------
   Total other income (expense)                                               (762,591)         (579,181)          152,685
                                                                         -------------     -------------     -------------
Income before income taxes, minority interest and cumulative effect
 of change in accounting method                                              6,798,105        11,689,416        10,229,640
Income tax provision (Note 7)                                                1,999,030         4,270,286         3,338,544
Minority interest                                                              661,623                 -                 -
                                                                         -------------     -------------     -------------
Income before cumulative effect of change in accounting method               4,137,452         7,419,130         6,891,096
Cumulative effect of change in accounting method, write-off of
 start-up costs, net of income taxes of $695,826                             1,680,813                 -                 -
                                                                          -------------    --------------     -------------
 Net income                                                               $  2,456,639     $   7,419,130     $   6,891,096
                                                                          =============     =============     =============
Basic earnings per share (Notes 10 and 15):
 Income before cumulative effect of change in accounting method           $       0.30     $        0.57     $        0.53
 Cumulative effect of change in accounting method                                (0.12)                -                 -
                                                                         -------------     -------------     -------------
 Net income                                                              $        0.18     $        0.57     $        0.53
                                                                         =============     =============     =============
 Dilutive earnings per share (Notes 10 and 15):
  Income before cumulative effect of change in accounting method         $        0.29     $        0.53     $        0.50
  Cumulative effect of change in accounting method                               (0.12)                -                 -
                                                                         -------------     -------------     -------------

 Net income                                                              $        0.17     $        0.53     $        0.50
                                                                         =============     =============     =============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
       Years Ended January 1, 1999, January 2, 1998 and January 3, 1997



                                                                                     Accumulated
                                                     Capital in       Retained         Other
                                         Common       Excess of       Earnings      Comprehensive          Notes
                                         Stock        Par Value       (Deficit)        Income             Receivable        Total
                                      ----------   -------------   -------------   --------------       -------------    -----------
Balance, at December 29, 1995           $127,841     $40,325,287     $(9,449,087)      $        -         $(2,326,015)  $28,678,026
Common stock issued upon exercise of
 options (Note 10)                         2,266         983,926               -                -                   -       986,192
Common stock issued upon exercise of
 warrants (Note 10)                          375          64,625               -                -                   -        65,000
Common stock issued as payment for
 services (Note 10)                          444         458,492               -                -                   -       458,936
Common stock repurchased and
 cancelled                                  (219)       (314,281)              -                -                   -      (314,500)

Foreign currency translation
 adjustment                                    -               -               -         (160,573)                  -      (160,573)

Net income                                     -               -       6,891,096                -                   -     6,891,096
                                        --------     -----------     -----------       ---------         -----------    -----------

Balance, at January 3, 1997              130,707      41,518,049      (2,557,991)        (160,573)         (2,326,015)   36,604,177
Common stock issued upon exercise of
 options (Note 10)                         1,607       1,020,886               -                -                   -     1,022,493
Common stock issued as payment for
 services (Note 10)                          241         324,759               -                -                   -       325,000
Common stock repurchased and
 cancelled                                   (93)       (136,994)              -                -                   -      (137,087)

Stock-based compensation (Note 10)             -          84,000               -                -                   -        84,000
Foreign currency translation
 adjustment                                    -               -               -         (534,929)                  -      (534,929)

Net income                                     -               -       7,419,130                -                   -     7,419,130
                                        --------     -----------     -----------       ---------         -----------    -----------

Balance, at January 2, 1998              132,462      42,810,700       4,861,139         (695,502)         (2,326,015)   44,782,784
Common stock issued upon exercise of
 options (Note 10)                         5,686       3,063,025               -                -          (2,928,147)      140,564
Common stock issued upon exercise of
 warrants (Note 10)                        1,868         219,733               -                -                   -       221,601
Common stock issued as payment for
 services (Note 10)                           50          64,950               -                -                   -        65,000
Common stock repurchased and
 cancelled                                  (120)       (203,980)              -                -                   -      (204,100)
Stock-based compensation (Note 10)             -          85,000               -                -                   -        85,000
Foreign currency translation
 adjustment                                    -               -               -          159,011                           159,011

Net income                                     -               -       2,456,639                -                   -     2,456,639
                                        --------     -----------     -----------       ---------         -----------    -----------
Balance, at January 1, 1999             $139,946     $46,039,428     $ 7,317,778       $(536,491)        $(5,254,162)   $47,706,499
                                        ========   =============     ===========       =========         ===========    ===========

Comprehensive income and its components consist of the following:

                                                                             1998            1997             1996
                                                                         ------------    ------------     ------------
Net income                                                               $  2,456,639    $  7,419,130     $  6,891,096
Foreign currency translation adjustment                                       159,011        (534,929)        (160,573)
                                                                         ------------    ------------     ------------
Comprehensive income                                                     $  2,615,650    $  6,884,201     $  6,730,523
                                                                         ============    ============     ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       Years Ended January 1, 1999, January 2, 1998 and January 3, 1997
               Increase (Decrease) in Cash and Cash Equivalents

                                                                                 1998              1997               1996
                                                                          --------------     -------------     --------------
Cash flows from operating activities:
 Net income                                                               $    2,456,639     $   7,419,130     $    6,891,096
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation of property and equipment                                      2,172,834         1,742,737          1,720,379
   Amortization of intangibles                                                 2,166,164         1,782,192          1,230,005
   Write-off of start-up costs                                                 1,680,813                 -                  -
   Change in deferred revenue                                                   (232,143)          210,432            485,998
   Equity in earnings of joint venture                                          (438,314)         (336,437)          (486,398)
   Deferred income taxes                                                        (277,919)        3,322,939          1,992,649
   Stock-based compensation expense                                               85,000            84,000                  -
   Common stock issued for services                                               65,000           325,000            458,936
   Change in operating working capital, excluding effects of
     acquisition (Note 14)                                                    (4,061,214)       (6,954,502)        (2,956,497)
   Minority interest                                                             661,623                 -                  -
                                                                          --------------     -------------     --------------
       Net cash provided by operating activities                               4,278,483         7,595,491          9,336,168
                                                                          --------------     -------------     --------------

Cash flows from investing activities:
 Acquisition of property and equipment                                        (2,019,533)       (2,845,929)        (4,278,671)
 Increase in patents and licenses                                             (2,104,454)       (3,217,728)        (5,936,144)
 Increase in other assets                                                     (1,718,231)       (1,370,449)          (780,275)
 Dividends received                                                                    -            60,414                  -
 Purchase of foreign distributor (net of cash acquired)                       (4,269,923)
                                                                          --------------     -------------     --------------
      Net cash used in investing activities                                  (10,112,141)       (7,373,692)       (10,995,090)
                                                                          --------------     -------------     --------------
Cash flows from financing activities:
 Increase in borrowings under notes payable and long-term debt                 4,433,648         1,109,480          2,133,077
 Payments on other notes payable and long-term debt                           (1,908,803)       (2,679,075)          (536,028)
 Net borrowings under line-of-credit                                           1,402,175           806,940          2,188,259
 Proceeds from the exercise of stock options and warrants                        362,165         1,022,493          1,051,191
 Payments for repurchase of common stock                                        (204,100)         (137,087)          (314,500)
                                                                          --------------     -------------     --------------
      Net cash provided by financing activities                                4,085,085           122,751          4,521,999
                                                                          --------------     -------------     --------------

Effect of exchange rate changes on cash and cash equivalents                     159,011          (534,929)          (160,573)
(Decrease) increase in cash and cash equivalents                              (1,589,562)         (190,379)         2,702,504
Cash and cash equivalents, at beginning of year                                6,279,136         6,469,515          3,767,011
                                                                          --------------     -------------     --------------

Cash and cash equivalents, at end of year                                 $    4,689,574     $   6,279,136     $    6,469,515
                                                                          ==============     =============     ==============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                          SUMMARY OF ACCOUNTING POLICIES
       Years Ended January 1, 1999, January 2, 1998 and January 3, 1997


Organization and Description of Business

  STAAR Surgical Company (the "Company"), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing IOLs and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients suffering from refractive conditions, cataracts and glaucoma. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include its Implantable Contact Lenses (ICL(TM)) and Toric(TM) Intraocular Lens. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of Intraocular Lenses
(IOLs), and the Wave(TM) Phacoemulsification Machine. The Company's AQUA-FLOW(TM) device is used in preventing the buildup of excessive aqueous which leads to deterioration of vision in patients afflicted with glaucoma. The Company also sells other instruments, devices and equipment which are manufactured either by the Company or by others in the ophthalmic products industry.

  The Company's only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company's products, including the ICLs(TM) and its AQUA-FLOW(TM) glaucoma device. The Company and STAAR Surgical AG have also formed or acquired a number of direct or indirect owned subsidiaries to distribute and market the Company's products in selected foreign countries. STAAR Surgical AG also controls 60% of a major European sales subsidiary which distributes both the Company's products and products from various other manufacturers.

Business Acquisitions

  On January 5, 1998, the Company completed the acquisition or establishment of five international subsidiaries (including the control of 60% of a major European distributor) for the sales of ophthalmic products. Total consideration for the acquisitions was approximately $4.5 million in 1998 and $1.1 million in 1997 and resulted in recording of goodwill of approximately $4.2 million in 1998 and $1.0 million in 1997.

  Pro forma financial information for the Company and the foreign distributors for the year ended January 2, 1998, as if the acquisition of the foreign distributors occurred as of January 2, 1997 is as follows:

                     Revenues                        $62,710
                     Net income                      $ 7,810
                     Net income per diluted share    $  0.55


Basis of Presentation

  The accompanying financial statements consolidate the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity. During 1998, 1997 and 1996, the net foreign translation (gain) loss was $(159,011), $534,929 and $160,573 and net foreign currency transaction loss was $120,737, $228,547 and $261,181, respectively. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

  The Company's fiscal year ends on the Friday nearest December 31. The year ended January 3, 1997 included 53 weeks.

Revenue Recognition

  The Company generally supplies a quantity of foldable IOLs with different specifications to customers, generally ophthalmologists, surgical centers, hospitals and other health providers, on a consignment basis, and recognizes sales when an ophthalmic surgeon implants the consigned foldable IOL. Sales of the AQUA-FLOW(TM) and the ICL(TM) and sales to foreign distributors are recognized upon shipment. Revenue from license and technology agreements is recorded as income over the term of the respective agreement when the Company has satisfied the terms of such agreements and is notified of the amounts.

Income Taxes.

   The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES--(Continued)


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

Patents and Licenses

  The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which range from 8 to 20 years. Capitalized patent costs are reviewed each year based on management's estimates of future cash flows of the related products. Patent and license costs are expensed when determined not realizable.

  The Company's ability to compete effectively is materially dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to the Company. The Company has been and will continue to be involved in litigation to protect its copyrights, patents and proprietary properties and technology.

Goodwill

  Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years. The Company periodically evaluates the recoverablity of goodwill. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the goodwill from expected future operating cash flows on an undiscounted basis.

Start-Up Costs

  Effective September 30, 1998, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation.

  Although SOP 98-5 is effective for fiscal years beginning after December 15, 1998, earlier application is encouraged. Accordingly, the Company elected early application and wrote-off the $1.7 million (net of tax benefit) of start-up costs that had been previously capitalized and included in other assets. In accordance with SOP 98-5, the write-off of such costs is being reported as a cumulative effect of change in accounting method. Also, in accordance with SOP 98-5, prior periods have not been restated.

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

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES--(Continued)


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

Net Income Per Share

  As of January 2, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS 128. None of the restated amounts were material.

Stock Based Compensation

  The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which established a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and this cost is recognized over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Comprehensive Income

  During the year ended January 1, 1999, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the Statement of Stockholders' Equity. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners. Adoption of SFAS 130 did not have an impact on the Company's financial position or results of operations.

Segments of an Enterprise

  During the year ended January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. Adoption of SFAS 131 did not have an impact on the Company's financial position or results of operations. Adoption of SFAS 131 resulted in expanded disclosures for the year and all prior periods. See Note 16, Geographic and Product Data and Export Sales.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES--(Continued)


Reclassifications

  Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 1998 presentation.

New Accounting Pronouncement

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

  Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have any affect on its financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Years Ended January 1, 1999, January 2, 1998 and January 3, 1997


NOTE 1--ACCOUNTS RECEIVABE

  Accounts receivable are summarized as follows:

                                                                                         1998                 1997
                                                                                     ------------         ------------
  Domestic                                                                            $ 3,785,253          $ 4,640,393
  Foreign                                                                               6,615,037            3,471,076
                                                                                     ------------         ------------

                                                                                       10,400,290            8,111,469
  Less allowance for doubtful accounts                                                    232,841              128,070
                                                                                     ------------         ------------

                                                                                      $10,167,449          $ 7,983,399
                                                                                     ============         ============

NOTE 2--INVENTORIES

  Inventories are summarized as follows:

                                                                                         1998                 1997
                                                                                     ------------         ------------
  Raw materials and purchased parts                                                   $ 2,189,154          $ 1,976,467
  Work in process                                                                       2,279,002            1,736,339
  Finished goods                                                                       15,671,823           10,999,592
                                                                                     ------------         ------------

                                                                                      $20,139,979          $14,712,398
                                                                                     ============         ============

NOTE 3--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are summarized as follows:

                                                                                           1998                 1997
                                                                                     ------------         ------------
  Machinery and equipment                                                             $14,423,622          $11,890,362
  Furniture and fixtures                                                                5,692,531            4,896,349
  Leasehold improvements                                                                3,659,375            3,240,727
                                                                                     ------------         ------------

                                                                                       23,775,528           20,027,438
  Less accumulated depreciation and amortization                                       13,395,531           10,003,257
                                                                                     ------------         ------------

                                                                                      $10,379,997          $10,024,181
                                                                                     ============         ============

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 4--INVESTMENT IN JOINT VENTURE

  The Company owns a 50% equity interest in a joint venture, the CANON-STAAR Company, Inc. ("CSC"), with Canon Inc. ("Canon") and Canon Sales Co, Inc. ("Canon Sales"). The joint venture was formed to manufacture and sell the Company's IOL products to Canon Sales or other distributors in Japan. The Company sold CSC an exclusive license to manufacture and market its products in Japan. The Company recorded $1,500,000 of deferred revenue on the sale of the license, which was recognized over eight years through October 1996 on a straight-line basis. The Company uses the equity method of accounting for this investment. The financial statements of CSC include assets of approximately $7,740,000 and $6,213,000, and liabilities of approximately $1,689,000 and $1,364,000, as of January 1, 1999 and January 2, 1998, respectively.

  The Company's equity in earnings of the joint venture is calculated as follows:

                                                                               1998                1997                1996
                                                                         ------------        ------------        -------------

Joint venture net income                                                 $    876,627        $    672,873        $     685,296
Equity interest                                                                   50%                 50%                  50%
                                                                         ------------        ------------        -------------

Equity in net income                                                          438,314             336,437              342,648
Recognition of deferred gain on sale of license                                     -                   -              143,750
                                                                         ------------        ------------        -------------

Equity in earnings of joint venture                                      $    438,314        $    336,437        $     486,398
                                                                         ============        ============        =============

  The Company recorded sales of certain IOL products to CSC of approximately $16,000, $469,000 and $845,000 in 1998, 1997 and 1996, respectively.

NOTE 5--NOTES PAYABLE

  In May 1994, the Company entered into a revolving credit facility with a Swiss bank, which provides for borrowings up to $796,178 (1,125,000 Swiss Francs at the exchange rate at January 1, 1999) at the interest rate of 5.5%. On August 21, 1998 the interest rate was reduced to 5.0%. A commission rate of 0.25% is payable each quarter. The loan does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding under this facility as of January 1, 1999 and January 2, 1998 were $1,034,801 (1,437,339 Swiss Francs) and $926,112 (1,359,440 Swiss Francs), respectively. As of January 1, 1999 and January 2, 1998, the balance exceeded the maximum allowable borrowings. The excess borrowings were permitted due to adequate compensating cash balances.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6--LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                                           1998                1997
                                                                                    ---------------      -------------

Note payable to bank, interest at a rate not to exceed prime less .5% payable
 monthly, due June 1, 2001(1)                                                       $     6,857,590      $   5,506,940

Note payable to bank, payable in monthly installments plus interest at a rate
 not to exceed prime less .25% due March 1, 2003 (2)                                      3,625,148                  -

Note payable to bank, interest at  1/4 of 6.25%, payable in four equal annual installments plus interest beginning in December 1996, guaranteed by the
 Swiss Federal Government and Canton of Bern                                                214,127            397,186

Note payable to equipment vendor, interest at 13%, payable in monthly
 installments plus interest through December 1999, secured by equipment                      44,954             74,778

Note payable to the sellers of a corporation purchased by the Company,
 interest at 6%, payable in equal annual installments over a five year period               468,907            916,000

Obligations under capitalized leases (see Note 11)                                           88,035            396,232
                                                                                    ---------------      -------------

                                                                                         11,298,761          7,291,136
Less current portion                                                                      1,277,474            624,698
                                                                                    ---------------      -------------

Long-term debt due after one year                                                   $    10,021,287      $   6,666,438
                                                                                    ===============      =============

(1) In June 1998, the Company renegotiated its line-of-credit with its current domestic lender. Under the new agreement, the Company may borrow up to $10,000,000 on a revolving basis, at a rate of interest not to exceed the prime interest rate (7.75% at January 1, 1999) less .5% (or, at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus a margin of 1.25 to 1.75% depending on the Company's funded debt to EBITDA coverage ratio). The loan agreement requires the Company to satisfy certain financial tests and limits the amount of other indebtedness the Company may incur. The line of credit expires June 2001. Borrowings are not collateralized. The Company was in compliance with the financial restrictive covenants as of January 1, 1999.

(2) In November 1997, the Company's domestic lender supplemented the Company's domestic credit facility by committing through March 31, 1998 to make additional advances to the Company of up to $5 million for business acquisitions. On January 5, 1998, the Company borrowed $4,375,162 under the agreement. Borrowings are payable in monthly installments of $83,334 plus interest at a rate not to exceed the prime interest rate (7.75% at January 1, 1999) less .25% (or at the election of the Company, if more than $100,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%). The note is due March 1, 2003. In conjunction with the June 1998 bank loan agreement described in the preceding paragraph, this loan is subject to the same restrictive convenants as the line-of-credit.

     Annual future minimum payments under long-term debt consist of:



                   Fiscal Year
                   -----------
                      1999                            $ 1,277,474
                      2000                              1,266,238
                      2001                              8,007,690
                      2002                                747,359
                                                      -----------
                                                      $11,298,761
                                                      ===========

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 7--INCOME TAXES

  The Company uses the asset and liability method of accounting for income taxes.

  The provision for income taxes consists of the following:

                                                                             1998                  1997                1996
                                                                      ---------------        -------------       -------------

Current tax provision:
 U.S. federal (net of $0, $1,258,000 and $2,006,000 tax benefit
   from operating loss carryforwards)                                 $       100,264        $     245,000       $     492,000
 State                                                                         96,851              581,000             725,000
 Foreign                                                                    1,384,008              121,357             128,544
                                                                      ---------------        -------------       -------------
Total current provision                                                     1,581,123              947,357           1,345,544
                                                                      ---------------        -------------       -------------

Deferred tax provision (benefit):
  U.S. federal and state                                                     (328,990)           3,374,000           1,993,000
  Foreign                                                                      51,071              (51,071)                  -
                                                                      ---------------        -------------       -------------
Total deferred provision                                                     (277,919)           3,322,929           1,993,000
                                                                      ---------------        -------------       -------------
Provision for income taxes                                                  1,303,204            4,270,286           3,338,544

Tax benefit from cumulative change in accounting method                       695,826                    -                   -
                                                                      ---------------        -------------       -------------

Provision for income taxes, before cumulative effect of
 change in accounting method                                          $     1,999,030        $   4,270,286       $   3,338,544
                                                                      ===============        =============       =============

  The Company utilized all of its remaining tax net operating loss carryforwards for federal income tax purposes during 1997.

The Company has income taxes recoverable at January 1, 1999 of $1,386,830, reported on the balance sheet as other receivables.

  Alternative minimum tax (AMT) credit carryforward at January 1, 1999 was approximately $349,000. The AMT credit does not have an expiration date.

  The provision based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

                                                                                        1998            1997             1996
                                                                                    --------        ---------        --------

Computed provision for taxes based on income at statutory rate                          34.0%            35.0%           34.0%
Permanent differences                                                                      -             (0.1)            1.5
State taxes, net of federal income tax benefit                                          (0.8)             4.7             6.1
Tax effect attributed to foreign operations                                              1.6             (4.0)          (10.1)
Other                                                                                      -              0.9             1.1
                                                                                    --------        ---------        --------
Effective tax provision rate                                                            34.8%            36.5%           32.6%
                                                                                    ========        =========        ========

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $4.7 million at January 1, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of January 1, 1999 and January 2, 1998 are as follows:

                                                                                       1998                    1997
                                                                                ---------------         --------------

Deferred tax assets:
 Allowance for doubtful accounts                                                $        61,000         $       65,000
 Inventory reserves and uniform capitalization                                          458,000                341,000
 Accrued vacation                                                                       158,000                130,000
 State taxes                                                                             82,000                204,000
 AMT tax credit carryforwards                                                           349,000                391,000
 Deferred taxes on foreign operations                                                         -                 51,000
                                                                                ---------------         --------------

Total deferred tax assets                                                       $     1,108,000         $    1,182,000
                                                                                ---------------         --------------

Deferred tax liabilities:
 Amortization of deferred gain                                                                -             (1,041,000)
 Depreciation and amortization                                                       (2,645,000)            (2,133,000)
 Discount on trade receivables                                                         (177,000)                     -
                                                                                ---------------         --------------

Total deferred tax liabilities                                                       (2,822,000)            (3,174,000)
                                                                                ---------------         --------------

Net deferred tax (liabilities) assets                                           $    (1,714,000)        $   (1,992,000)
                                                                                ===============         ==============

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

  In 1996, the Company acquired a license, as part of the settlement of litigation with Allergan Medical Optics, relating to an apparatus for insertion of an intraocular lens. The amount paid has been included in patents in the accompanying balance sheet.

NOTE 9--LICENSING AGREEMENTS

  The Company has issued Allergan Medical Optics ("AMO"), Alcon Surgical, Inc. (Alcon), Pharmacia & Upjohn, Bausch and Lomb Surgical and Mentor Corporation with licenses to utilize certain of its patents involving foldable IOLs in the United States and selected foreign countries. Each license has a certain amount of prepaid royalties (which were received by the Company when the license was issued) which will be utilized by that licensee as sales of the licensed products are made. The Company recorded $232,000, $3,040,000 and $1,000,000 of royalty income in 1998, 1997 and 1996, respectively, from these licenses.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 10--STOCKHOLDERS' EQUITY

Common Stock

  In 1996, the Company issued 44,384 shares to consultants for services rendered to the Company. Also during 1996, the Company repurchased and cancelled 21,879 shares.

  In 1997, the Company issued 24,074 shares to consultants for services rendered to the Company. Also, during 1997, the Company repurchased and cancelled 9,336 shares.

  In 1998, the Company issued 5,000 shares to consultants for services rendered to the Company. Also, during 1998, the Company repurchased and cancelled 12,007 shares.

Notes Receivable

  As of January 1, 1999 and January 2, 1998, notes receivable from officers and directors totalling $5,254,162 and $2,326,015, were outstanding. The notes were issued in connection with purchases of the Company's common stock. The notes bear interest at rates ranging between 3.69% and 8%, or at the lowest federal applicable rate allowed by the Internal Revenue Service. The notes are secured by stock pledge agreements and mature on various dates through September 4, 2003.

Options

  The table below summarizes the transactions in the Company's several stock option plans:

                                                                                                             Weighted
                                                                                                             Average
                                                                                       Number of             Exercise
                                                                                         Shares               Price
                                                                                   --------------        -------------

Balance at December 29, 1995                                                            1,227,754               $ 4.87
Options granted                                                                           574,000               $12.50
Options exercised                                                                        (226,552)              $ 4.26
                                                                                   --------------        -------------
Balance at January 3, 1997                                                              1,575,202               $ 7.72
Options granted                                                                           413,400               $10.94
Options exercised                                                                        (160,719)              $ 6.36
Options forfeited                                                                          (5,108)              $ 9.65
                                                                                   --------------        -------------
Balance at January 2, 1998                                                              1,822,775               $ 8.56
Options granted / reissued                                                                890,000               $ 6.25
Options exercised                                                                        (568,690)              $ 5.40
Options forfeited / cancelled                                                            (598,500)              $12.50
                                                                                   --------------        -------------
Balance at January 1, 1999                                                              1,545,585               $ 6.69
                                                                                   ==============        =============
Options exercisable (vested) at January 1, 1999                                         1,089,252               $ 6.31
                                                                                   ==============        =============

  Included in the table above are options to purchase 12,585 shares of common stock outstanding at January 1, 1999, with an exercise price of $2.50 per share, which options were granted pursuant to the Company's 1990 Stock Option Plan. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant.

  Under provisions of the Company's 1991 Stock Option Plan, 2,000,000 shares were reserved for issuance. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant. Pursuant to this plan, options for 314,500 shares were outstanding at January 1, 1999, with exercise prices ranging between $2.50 to $9.25 per share.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  In 1996, the Board of Directors of the Company approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase or awards of the Company's common stock. Under provisions of the Non-Qualified Stock Plan, 600,000 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant. Pursuant to this plan, options for 160,000, 566,000 and 570,000 shares were outstanding at January 1, 1999, January 2, 1998 and January 3, 1997, respectively. The options were originally issued with an exercise price of $12.50 per share. During 1998 the exercise price was reduced to $6.25 per share by action of the Board of Directors.

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

  In 1998, officers, employees and others exercised 568,690 options from the 1990, 1991 and non-qualified stock option plans at prices from $1.15 to $12.00 resulting in cash, notes and stock proceeds totaling $3,068,713.

  FASB 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998; dividend yield of 0 percent; expected volatility of 35 percent; risk free rate of 4.5 percent; and expected lives of 3-7 years; and in 1997; dividend yield of 0 percent; expected volatility of 11 percent; risk free rate of 6.78 percent; and expected lives of 5 years; and in 1996: dividend yield of 0 percent; expected volatility of 11 percent; risk-free interest rate of 6.73 percent; and expected lives of 7 years.

  The weighted average fair value of options granted during the year ended January 1, 1999, January 2, 1998 and January 3, 1997 were $1.84 to $2.89, $1.57 and $3.60, respectively.

  Under the accounting provisions of FASB 123, the Company's net income and earnings per share for 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                                        1998                  1997                 1996
                                                                  --------------       ---------------       --------------

Net income
 As reported                                                      $    2,457,000       $     7,419,000       $    6,891,000
 Pro forma                                                        $    2,340,000       $     6,771,000       $    6,705,000
Basic earnings per share
 As reported                                                      $          .18                  $.57                 $.53
 Pro forma                                                        $          .17                  $.52                 $.52
Diluted earnings per share
 As reported                                                      $          .17                  $.53                 $.50
 Pro forma                                                        $          .16                  $.48                 $.48

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1996 through 1998.

  The following table summarizes information about stock options outstanding at January 1, 1999.

                                               Options
                                             Outstanding
                                              Weighted-
                           Number              Average               Weighted-             Number          Weighted-
    Range of            Outstanding           Remaining               Average           Exercisable         Average
 Exercise Prices         at 1/1/99         Contractual Life       Exercise Price         at 1/1/99       Exercise Price
-----------------      -------------      ------------------     ----------------      -------------     --------------

 $2.50 to $4.75              334,585           4.3 years              $ 3.94                 334,585         $ 3.94
$5.875 to $6.25              897,500           8.0 years              $ 6.21                 549,167         $ 6.19
$9.00 to $12.00              313,500           4.9 years              $11.02                 205,500         $10.50
-----------------      -------------      ------------------     ----------------      -------------     --------------

$2.50 to $12.00            1,545,585           6.6 years              $ 6.69               1,089,252         $ 6.31
=================      =============      ==================     ================      =============     ==============


Warrants

  The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                                                                                           Weighted-
                                                                                                            Average
                                                                                      Number               Exercise
                                                                                    of Shares               Price
                                                                                  -------------         --------------

Balance at December 29, 1995                                                            284,394              $1.89
Warrants exercised                                                                      (37,500)             $1.73
                                                                                  -------------         --------------
Balance at January 3, 1997 and January 2, 1998                                          246,894              $1.91
Warrants exercised                                                                     (186,750)             $1.19
                                                                                  -------------         --------------
Balance at January 1, 1999                                                               60,144              $3.94
                                                                                  =============         ==============

  All warrants are exercisable as of January 1, 1999.

NOTE 11--COMMITMENTS AND CONTINGENCIES

  The Company leases certain property, plant and equipment under capital and operating lease agreements. In the later part of 1995, the Company entered into a capital lease agreement to finance surgical equipment that was sent to China in consideration of a five year exclusive supply agreement with a hospital in Hangzhou, China. The Company committed a $300,000 letter of credit as further collateral for the lease. During 1998, the letter of credit was released and the lease obligations fulfilled. The buyout provisions of the leases were exercised subsequent to year end.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Annual future minimum lease payments under noncancellable capital and operating lease commitments as of January 1, 1999 are as follows:

                                                 Capital             Operating
Fiscal Year                                      Leases               Leases
-----------                                    -----------          -----------

  1999                                           $  36,300         $   1,210,818
  2000                                              36,300               765,172
  2001                                              27,225               525,870
  2002                                                   -               469,613
  2003                                                   -               263,509
  Thereafter                                             -                48,933
                                                 ---------         -------------

  Total minimum lease payments                      99,825         $   3,283,915
                                                                   =============
  Imputed interest                                  11,790
                                                 ---------

  Present value of net minimum lease payments    $  88,035
                                                 =========

  Rent expense was approximately $1,147,000, $686,000 and $700,000 for the years ended January 1, 1999, January 2, 1998 and January 3, 1997, respectively.

Litigation and Claims

  The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation will be resolved without material effect on the Company's financial position or results of operations.

Other Commitments

  During 1993, the Company entered into consulting agreements with certain individuals to assist the Company in the development of new products and the promotion of its current products. Such agreements provide for payments of cash and the issuance of shares of the Company's common stock and options to purchase the Company's common stock, at $7 to $11 per share over a five year period. All common stock was issued at fair market value. The agreements expired during 1998. Included in other current liabilities January 2, 1998, is approximately $402,000 due to these consultants, payable in cash and shares of the Company's common stock.

NOTE 12--OTHER LIABILITIES

Other Current Liabilities

  Included in other current liabilities at January 1, 1999 and January 2, 1998 are approximately $1,274,000 and $1,261,000 of commissions due to outside sales representatives; income tax payable of $500,000 and $638,000; and deferred revenue of $232,000 and $232,000, respectively.

Other Long-Term Liabilities

   Included in other long-term liabilities at January 1, 1999 and January 2, 1998 is deferred revenue of approximately $232,000 and $464,000 and a pension obligation of approximately $260,000 related to an officer of a foreign subsidiary and $0, respectively.

NOTE 13--RELATED PARTY TRANSACTIONS

  The Company has had significant related party transactions as discussed in Notes 4 and 10.

  On February 29, 1996, the Company forgave a $120,000 note receivable from one of the Company's officers in exchange for the officer's efforts in obtaining certain patents.

  During 1998, 1997 and 1996, a law firm, of which a principal is director and stockholder of the Company, received approximately $525,000, $280,000 and $322,000 for fees in connection with legal services performed on behalf of the Company. As of January 1, 1999 and January 2, 1998, included in prepaid, deposits, and other current assets are $250,000 and $280,000 of prepaid legal fees.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  The Company pays an override sales commission, based upon a percentage of the Company's sales, to a corporation owned by an officer of the Company in its capacity as a sales representative for the Company. This agreement relates back to 1983, when the officer initially became associated with the Company in a sales and marketing capacity. Commissions paid or accrued under this arrangement totaled approximately $400,000, $420,000 and $412,000 during 1998, 1997 and 1996, respectively.

NOTE 14--STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL DISCLOSURES

Cash Flows

  Net cash provided by operating activities includes interest paid of approximately $740,000, $723,000 and $557,000 for the years ended January 1, 1999, January 2, 1998 and January 3, 1997, respectively. Income taxes paid amounted to approximately $1,450,000, $315,000 and $1,160,000 for the years ended January 1, 1999, January 2, 1998 and January 3, 1997, respectively.

  Changes in operating working capital as shown in the consolidated statements of cash flows for the years ended January 1, 1999, January 2, 1998 and January 3, 1997 are comprised of:

                                                                       1998                    1997                   1996
                                                                ---------------         --------------         --------------
Decrease (increase) in:
 Accounts receivable                                            $      (672,715)        $   (1,156,149)        $      696,200
 Other receivables                                                    1,863,170             (3,250,000)                     -
 Inventories                                                         (2,086,968)            (2,346,531)            (2,804,980)
 Prepaids, deposits and other current assets                           (714,454)              (673,300)            (1,110,039)
Increase (decrease) in:
 Accounts payable                                                      (713,574)               (76,590)               283,929
 Other current liabilities                                           (1,736,673)               548,068                (21,607)
                                                                ---------------         --------------         --------------
Change in operating working capital                             $    (4,061,214)        $   (6,954,502)        $   (2,956,497)
                                                                ===============         ==============         ==============

Supplemental Disclosures of Cash Flow Information

                                                                       1998                   1997                 1996
                                                                ---------------        ---------------       --------------
Non cash financing activities:
 Notes receivable (Note 10)                                     $     2,928,147        $             -       $            -

Acquisition of business:
 Assets acquired                                                      4,027,000                 93,000                    -
 Goodwill                                                             4,247,000              1,038,000                    -
 Liabilities assumed                                                 (3,736,000)               (58,000)                   -
 Cash paid                                                             (163,000)                     -                    -
 Debt incurred                                                   $   (4,375,000)       $    (1,073,000)      $            -
                                                                ===============         ==============         ==============

NOTE 15--NET INCOME PER SHARE

  The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                                       1998                   1997                 1996
                                                                ---------------        ---------------       --------------
Basic weighted average shares outstanding                            13,541,644             13,123,950           12,909,506
Diluted effect of stock options and warrants                            726,385                989,133              957,602
                                                                ---------------        ---------------       --------------
Diluted weighted average shares outstanding                          14,268,029             14,113,083           13,867,108
                                                                ===============        ===============       ==============

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 16--GEOGRAPHIC AND PRODUCT DATA AND EXPORT SALES

  The Company develops, manufactures and distributes medical devices used in minimally invasive ophthalmic surgery. Substantially all of the Companies revenues result from the sale of the Companies medical devices. There is not enough difference between the types of medical devices manufactured and distributed by the Company for the Company to account for these products separately or to justify segmented reporting by product type.

  The Company distributes its medical devices internationally and has reportable segments based on manufacturing and distribution criteria.

  The U.S. and Switzerland are involved in both the manufacture and distribution of medical devices and the other foreign entities are involved only in the distribution of medical devices. The other foreign segments include Canada, Australia, France, Austria, South Africa, Germany, Sweden and Norway.

                                                                       1998                   1997                 1996
                                                                ---------------        ---------------       --------------
Sales to unaffiliated customers

U.S.                                                            $    24,658,000        $    27,843,000       $   29,069,000
Switzerland                                                           3,970,000              5,397,000            4,371,000
Foreign distributors                                                 25,616,000              9,240,000            7,772,000
                                                                ---------------        ---------------       --------------
Total sales to unaffiliated customers                           $    54,244,000        $    42,480,000       $   41,212,000
                                                                ===============        ===============       ==============

Sales to affiliated customers

U.S.                                                            $     3,670,000        $     2,936,000       $    5,098,000
Switzerland                                                           3,232,000              2,766,000              633,000
Foreign distributors                                                          -                      -                    -
                                                                ---------------        ---------------       --------------
Total sales to affiliated customers                             $     6,902,000        $     5,702,000       $    5,731,000
                                                                ===============        ===============       ==============

Depreciation and amortization

U.S.                                                            $     3,201,000        $     2,920,000       $    2,509,000
Switzerland                                                             667,000                319,000              156,000
Foreign distributors                                                    471,000                286,000              285,000
                                                                ---------------        ---------------       --------------

Total depreciation and amortization                             $     4,339,000        $     3,525,000       $    2,950,000
                                                                ===============        ===============       ==============

Operating income

U.S.                                                            $     1,714,000        $    10,621,000       $    7,983,000
Switzerland                                                           2,800,000              1,519,000            1,533,000
Foreign distributors                                                  3,047,000                129,000              561,000
                                                                ---------------        ---------------       --------------
Total operating income                                          $     7,561,000        $    12,269,000       $   10,077,000
                                                                ===============        ===============       ==============

Profit and loss

Total operating income (as reported above)                      $     7,561,000        $    12,269,000       $   10,077,000
Equity in earnings of joint venture                                     438,000                336,000              486,000
Interest expense--net                                                  (560,000)              (596,000)            (450,000)
Other income (expense)                                                 (640,000)              (320,000)             117,000
Minority interest                                                      (662,000)                     -                    -
Income taxes                                                         (1,999,000)            (4,270,000)          (3,339,000)
Cumulative effect of change in accounting method,
 write-off of start-up costs, net of income taxes                    (1,681,000)                     -                    -
                                                                ---------------        ---------------       --------------
Net income                                                      $     2,457,000        $     7,419,000       $    6,891,000
                                                                ===============        ===============       ==============

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                       1998                   1997                 1996
                                                                ---------------        ---------------       --------------
Identifiable assets

U.S.                                                            $    50,774,000        $    49,653,000       $   41,034,000
Switzerland                                                           6,796,000              7,860,000            7,301,000
Foreign distributors                                                 15,720,000              4,878,000            3,721,000
                                                                ---------------        ---------------       --------------
Total identifiable assets                                       $    73,290,000        $    62,391,000       $   52,056,000
                                                                ===============        ===============       ==============

Capital expenditures

U.S.                                                            $     1,604,000        $     1,978,000       $    3,922,000
Switzerland                                                             126,000                792,000              168,000
Foreign distributors                                                    290,000                 76,000              189,000
                                                                ---------------        ---------------       --------------
Total capital expenditures                                      $     2,020,000        $     2,846,000       $    4,279,000
                                                                ===============        ===============       ==============

Non-cash items

U.S.                                                            $     3,078,000        $       409,000       $      459,000
Switzerland                                                                   -                      -                    -
Foreign distributors                                                          -                      -                    -
                                                                ---------------        ---------------       --------------
Total non-cash items                                            $     3,078,000        $       409,000       $      459,000
                                                                ===============        ===============       ==============

Investment in joint venture

U.S.                                                            $     3,178,000        $     2,740,000       $    2,464,000
                                                                ===============        ===============       ==============

  The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's operating units. Accordingly, the sales, operating income and identifiable assets shown for each geographic area may not be indicative of the amounts which would have been reported if the operating units were independent of one another. Operating income is net sales less related costs and operating expenses, excluding interest.

  During the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997, the Company had foreign sales, primarily to Europe, South Africa, Australia and Southeast Asia, of approximately $29,586,000, $14,637,000 and $12,143,000, respectively. Of these sales, approximately $23,891,000, $8,438,000 and $7,576,000 were to Europe, which has been the Company's principal foreign market for the last three fiscal years.

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

                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
                         REPORT ON SCHEDULE AND CONSENT

To the Board of Directors and Stockholders
STAAR Surgical Company

  The audits referred to in our report dated March 22, 1999, included the related financial statement schedule as of January 1, 1999, and for each of the three years in the period ended January 1, 1999, included in the annual report on Form 10-K of STAAR Surgical Company and subsidiaries. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

  We consent to incorporation by reference in the Registration Statement (No. 33-37248) (No. 33-76404) and (No. 33-60241) on Form S-8 of STAAR Surgical
Company of our report dated March 22, 1999, relating to the consolidated balance sheets of STAAR Surgical Company and subsidiaries as of January 1, 1999 and January 2, 1998 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows and related schedule for each of the three years in the period ended January 1, 1999, which report appears in the January 1, 1999 annual report on Form 10-K of STAAR Surgical Company and subsidiaries.



                                             BDO Seidman, LLP


Los Angeles, California
April 1, 1999

                    STAR SURGICAL COMPANY AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      Column A                              Column B        Column C         Column D            Column E
                      --------                              --------        --------         --------            --------
                                                           Balance at                                           Balance at
                                                           Beginning                                              End of
                    Description                             of Year         Additions       Deductions             Year
                    -----------                            ----------       ---------       ----------          ----------

1998
 Allowance for doubtful accounts deducted from
  accounts receivable in balance sheet                    $   128,000      $  105,000       $        -         $   233,000
 Reserve for obsolescence deducted from inventories
  in balance sheet                                            131,000               -           70,000(2)           61,000
                                                          -----------      ----------       ----------         -----------
                                                          $   259,000      $  105,000       $   70,000         $   294,000
                                                          ===========      ==========       ==========         ===========

1997
 Allowance for doubtful accounts deducted from
  accounts receivable in balance sheet                    $   112,000      $   16,000       $        -         $   128,000


 Reserve for obsolescence deducted from inventories
  in balance sheet                                                  -         131,000                -             131,000
                                                          -----------      ----------       ----------         -----------
                                                          $   112,000      $  147,000       $        -         $   259,000
                                                          ===========      ==========       ==========         ===========

1996
 Allowance for doubtful accounts deducted from
  accounts receivable in balance sheet                    $   119,000      $        -       $    7,000(1)      $   112,000
 Reserve for obsolescence deducted from inventories
  in balance sheet                                             31,000               -           31,000(2)                -
                                                          -----------      ----------       ----------         -----------
                                                          $   150,000      $        -       $   38,000         $   112,000
                                                          ===========      ==========       ==========         ===========

___________
(1)  Writeoffs of accounts receivable.
(2)  Obsolete inventory written down to zero value.

                                 EXHIBIT INDEX
                                 -------------


              Exhibits

              3.1   Certificate of Incorporation, as amended(1)

              3.4   By-laws, as amended(7)

              4.1   1990 Stock Option Plan(2)

              4.2   1991 Stock Option Plan(3)

              4.3   1995 STAAR Surgical Company Consultant Stock Plan(4)

              4.4   1996 STAAR Surgical Company Non-Qualified Stock Plan(8)

              4.5   Stockholders' Rights Plan, dated effective April 20, 1995(6)

              4.6   1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(9)

              10.1  Joint Venture Agreement, dated May 23, 1988, between the
                    Company, Canon Sales Co, Inc. and Canon, Inc.(11)

              10.2  License Agreement, dated March 9, 1990, between Chiron
                    Ophthalmics, Inc. and the Company(5)

              10.3  License Agreement, dated March 9, 1990, between Chiron
                    Ophthalmics, Inc. and the Company(5)

              10.4 Promissory Note, dated February 28, 1991, from John R. Wolf to the Company(8)

              10.5 Stock Pledge/Security Agreement, dated February 28, 1991, between John R. Wolf, the Company and Pollet & Associates(8)

              10.6  Promissory Note, dated February 28, 1991, from William C.
                    Huddleston to the Company(8)

              10.7 Stock Pledge/Security Agreement, dated February 28, 1991, between William C. Huddleston, the Company and Pollet &
                    Associates(8)

              10.8 Promissory Note, dated May 26, 1992, from the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990(10)

              10.9  Deed of Trust, dated September 21, 1992, by the Andrew F.
                    Pollet and Sally M. Pollet Revocable Trust dated March 6,
                    1990(10)

              10.10 Promissory Note, dated July 3, 1992, from William C. Huddleston to the Company(10)

              10.11 Stock Pledge/Security Agreement, dated July 3, 1992, between
                    William C. Huddleston the Company and Pollet & Associates(10)

              10.12   Lease, dated November 9, 1992, by and between Linda Lee Brown and Phyllis Ann Bailey and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California(10)

              10.13   Indenture of Lease, dated October 20, 1983, by and between Dale
                      E. Turner & Francis R. Turner, and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California, and all Lease Additions thereto(10)

              10.14   Patent License Agreement, dated May 24, 1995, with Eye
                      Microsurgery Intersectoral Research and Technology Complex(7)

              10.15   Patent License Agreement, dated January 1, 1996, with Eye
                      Microsurgery Intersectoral Research and Technology Complex(8)

              10.16   Promissory Note, dated March 18, 1993, from William C.
                      Huddleston to the Company(5)

              10.17   Modification To Employment Agreement, dated December 20, 1994, between the Company and John R. Wolf(5)

              10.18   First Amendment To Sales Representative Agreement, dated
                      December 20, 1994, between the Company and John R. Wolf(5)

              10.19   Employment Agreement, dated March 1, 1994, between the Company and Vladimir Feingold(5)

              10.20 Modification To Employment Agreement, dated May 6, 1996, between the Company and Vladimir Feingold(8)

              10.21   Employment Agreement, dated March 1, 1994, between the Company and William C. Huddleston(5)

              10.22 Modification To Employment Agreement, dated May 6, 1996, between the Company and William C. Huddleston(8)

              10.23   Employment Agreement, dated March 1, 1994, between the Company and Carl M. Manisco(5)

              10.24 Modification To Employment Agreement, dated May 6, 1996, between the Company and Carl M. Manisco(8)

              10.25   Employment Agreement, dated March 1, 1994, between the Company and Michael J. Lloyd(5)

              10.26 Modification To Employment Agreement, dated May 6, 1996, between the Company and Michael J. Lloyd(8)

              10.27   Employment Agreement, dated March 1, 1994, between the Company and Stephen L. Ziemba(5)

              10.28 Modification To Employment Agreement, dated May 6, 1996, between the Company and Stephen L. Ziemba(8)

              10.29   Employment Agreement, dated September 4, 1998, between the
                      Company and Donald R. Sanders(11)

              10.30   Amended IOL Supply Agreement, dated June 10, 1994, between the
                      Company and Chiron Vision Corporation(5)

              10.31   Manufacturing Site Agreement, dated June 10, 1994, between the
                      Company and Chiron Vision Corporation(5)

              10.32   Form of Non-Qualified Stock Option Agreements granted to
                      Directors of Company in June and August 1994(5)

              10.33   Agreement For Purchase And Sale Of Assets, dated October 1,
                      1994, between STAAR Surgical Australasia Pty. Ltd. and Bionica
                      Pty. Ltd.(5)

              10.34   Agreement, dated October 10, 1995, with China Eye Joint
                      Venture(7)

              10.35   Stock Pledge Agreement, dated September 4, 1998, between the
                      Company and John R. Wolf(11)

              10.36   Promissory Note, dated September 4, 1998, from John R. Wolf to the Company(11)

              10.37   Stock Pledge Agreement, dated September 4, 1998, between the
                      Company and William C. Huddleston(11)

              10.38   Promissory Note, dated September 4, 1998, from William C.
                      Huddleston to the Company(11)

              10.39   Stock Pledge Agreement, dated September 4, 1998, between the
                      Company and Carl Manisco(11)

              10.40   Promissory Note, dated September 4, 1998, from Carl Manisco to the Company(11)

              10.41   Stock Pledge Agreement, dated September 4, 1998, between the
                      Company and Andrew F. Pollet(11)

              10.42   Promissory Note, dated September 4, 1998, from Andrew F. Pollet to the Company(11)

             10.43 Supply Agreement, dated January 28, 1998, between the Company and Mentor Medical, Inc. (11)

             10.44   Agreement, dated December 31, 1997, between the Company and
                     Mentor Corporation. (11)

             10.45   Agreement regarding the purchase of shares effective January 5, 1998. (11)*

             10.46   Revolving Line of Credit Note, dated June 1, 1998, between the
                     Company and Wells Fargo Bank. (11)

             10.47   Stock Option Certificate, dated September 4, 1998, between the
                     Company and Andrew F. Pollet(11)

             10.48   Stock Option Certificate, dated September 4, 1998, between the
                     Company and John R. Wolf(11)

             10.49   Stock Option Certificate, dated September 4, 1998, between the
                     Company and Donald R. Sanders(11)

             21      List of Significant Subsidiaries(11)

             24      Powers of Attorney(11)

             27.1 Financial Data Schedule at and for the year ended January 1, 1999(11)

(Footnotes to Exhibits):

(1) Incorporated by reference from the Company's Registration Statement on Form S-18, File No. 2-83434, as filed on April 29, 1983
(2) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-37248, as filed on October 11, 1990
(3) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-76404, as filed on March 11, 1994
(4) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-60241, as filed on June 15, 1995
(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 30, 1994, as filed on March 30, 1995
(6) Incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 6, 1995, as filed on May 12, 1995
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 29, 1995, as filed on March 28, 1996
(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 3, 1997, as filed on April 2, 1997
(9) Incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, as filed on May 1, 1998.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 1998, as filed on April 1, 1998
(11) Filed herewith
(12) Re-filed herewith pursuant to Reg. (S)229.10(d)

  * Certain confidential information redacted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of Regulation C of the Securities Act of 1933, as amended.