Form 10-Q
period 1999-04-02
STAAR SURGICAL COMPANY
filed 1999-05-17
CIK 718937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 2, 1999

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

                            ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES  [X]  NO  [_]

The Registrant has 14,029,811 shares of common stock, par value $0.01 per share, issued and outstanding as of May 12, 1999.

Total number of sequentially numbered pages in this document: 9

                            STAAR SURGICAL COMPANY

                                     INDEX

                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
PART I
Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - April 2, 1999 and
              January 1, 1999............................................................   1
         Condensed Consolidated Statements of Income -  Three Months Ended
              April 2, 1999 and April 3, 1998............................................   2
         Condensed Consolidated Statements of Cash Flows - Three Months Ended
              April 2, 1999 and April 3, 1998............................................   3
         Notes to Condensed Consolidated Financial Statements............................   4

Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................   5

PART II
Item 5 - Other Information...............................................................   8
         Signature Page..................................................................   9

Item 6 - Exhibits and Reports on Form 8-K
         Exhibits
         --------
         27   Financial Data Schedule
         Reports on Form 8-K
         -------------------
         None

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   April 2,       January 1,
                                                                                    1999             1999
                       ASSETS                                                    (Unaudited)        (Note)
                       ------                                                   -------------    -------------
Current assets:
       Cash and cash equivalents                                                  $ 4,103,046     $ 4,689,574
       Accounts receivable, less allowance for doubtful accounts                   11,189,517      10,167,449
       Other receivables                                                            1,444,830       1,386,830
       Inventories                                                                 19,623,832      20,139,979
       Prepaids, deposits and other current assets                                  4,268,199       3,624,390
       Deferred income tax                                                          1,108,761       1,108,761
                                                                                 ------------    ------------
              Total current assets                                                 41,738,185      41,116,983
                                                                                 ------------    ------------
Investment in joint venture                                                         3,090,550       3,178,477
Property, plant and equipment, net                                                 10,494,072      10,379,997
Patents and licenses, net                                                          12,069,609      12,038,023
Goodwill, net                                                                       4,933,504       5,047,982
Other assets                                                                        1,446,989       1,528,150
                                                                                 ------------    ------------
              Total assets                                                        $73,772,909     $73,289,612
                                                                                 ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
        Notes payable                                                             $   748,782     $ 1,034,801
        Accounts payable                                                            4,190,956       4,975,222
        Current portion of long-term debt                                           1,250,395       1,277,474
        Deferred income tax                                                         2,822,706       2,822,706
        Other current liabilities                                                   4,414,346       4,081,885
                                                                                 ------------    ------------
              Total current liabilities                                            13,427,185      14,192,088
                                                                                 ------------    ------------
Long-term debt, net of current portion                                             10,309,224      10,021,287
Other long-term liabilities                                                           433,116         513,699
                                                                                 ------------    ------------
              Total liabilities                                                    24,169,525      24,727,074
                                                                                 ------------    ------------
Minority interest                                                                   1,021,528         856,039
                                                                                 ------------    ------------


Stockholders' equity
        Common stock, $.01 par value, 30,000,000 shares authorized;
        issued and outstanding 14,098,343 at April 2, 1999 and
        13,994,593 at January 1, 1999                                                 140,983         139,946
        Capital in excess of par value                                             46,651,391      46,039,428
        Accumulated other comprehensive income                                       (541,260)       (536,491)
        Retained earnings                                                           7,990,529       7,317,778
                                                                                 ------------    ------------
                                                                                   54,241,643      52,960,661
Notes  receivable from officers and directors                                      (5,659,787)     (5,254,162)
                                                                                 ------------    ------------
        Total stockholders' equity                                                 48,581,856      47,706,499
                                                                                 ------------    ------------
                                                                                  $73,772,909     $73,289,612
                                                                                 ============    ============


Note: The amounts presented in the January 1, 1999 Balance Sheet are derived from the audited financial statements for the year ended January 1, 1999.


  See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                  Three Months Ended
                                                            ------------------------------
                                                            April 2, 1999    April 3, 1998
                                                            -------------    -------------
Sales                                                         $14,725,103      $14,042,833
Royalty income                                                     58,036           58,036
                                                            -------------    -------------
    Total revenues                                             14,783,139       14,100,869
Cost of sales                                                   5,744,670        4,283,689
                                                            -------------    -------------
     Gross profit                                               9,038,469        9,817,180
                                                            -------------    -------------

Selling, general and administrative expenses:
    General and administrative                                  1,741,779        1,681,963
    Marketing and selling                                       4,846,486        4,384,999
    Research and development                                    1,062,416        1,016,719
                                                            -------------    -------------
    Total selling, general and administrative expenses          7,650,681        7,083,681
                                                            -------------    -------------
    Operating income                                            1,387,788        2,733,499
                                                            -------------    -------------

Other income (expense):
    Equity in earnings of joint venture                            99,243          150,054
    Interest expense - net                                      (200,183)        (183,873)
    Other income (expense)                                       (28,787)         (64,942)
                                                            -------------    -------------
    Total other income (expense)                                (129,727)         (98,761)
                                                            -------------    -------------
Income before income taxes and minority interest                1,258,061        2,634,738
Income tax provision                                              419,821          843,781
Minority interest                                                 165,489          116,069
                                                            -------------    -------------
Net income                                                        672,751      $ 1,674,888
                                                            =============    =============
Net income per share:
         Basic                                                       $.05             $.13
                                                            =============    =============

         Diluted                                                     $.05             $.12
                                                            =============    =============

Weighted average number of shares outstanding:
         Basic                                                 14,093,495       13,263,243
         Diluted                                               14,329,031       14,338,719




   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                             Three Months Ended
                                                                              ------------------------------------------------
                                                                                     April 2,                  April 3,
                                                                                       1999                      1998
                                                                              ----------------------    ----------------------
Cash flows from operating activities:
Net income                                                                             $   672,751                $ 1,674,888

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
      Depreciation of property and equipment                                               453,470                    477,845
      Amortization of intangibles                                                          505,446                    842,144
      Change in deferred revenue                                                           (58,036)                   (58,036)
      Minority interest                                                                    165,489                    116,069
      Equity in earnings of joint venture                                                  (99,244)                  (150,054)
      Deferred income taxes                                                                     --                      4,024
      Change in operating working capital, excluding effects of
      acquisitions                                                                      (1,659,535)                 1,343,960
                                                                              ----------------------    ----------------------
           Net cash provided by (used in) operating activities                             (19,659)                 4,250,840
                                                                              ----------------------    ----------------------
Cash flows from investing activities:
      Purchase of property and equipment                                                  (567,545)                  (563,437)
      Increase in patents and licenses                                                    (332,863)                  (496,695)
      Acquisition of a foreign distributor, net of cash acquired                                --                 (4,269,923)
      Dividends received from joint venture                                                187,171                         --
      Increase in other assets                                                              (8,530)                (1,130,351)
                                                                              ----------------------    ----------------------
           Net cash used in investing activities                                          (721,767)                (6,460,406)
                                                                              ----------------------    ----------------------

Cash flows from financing activities:
      Increase in borrowings under notes payable and long-term debt                             --                  4,375,162
      Payments on notes payable and long-term debt                                        (308,754)                  (858,444)
      Net borrowings (payments) under line-of-credit                                       261,046                 (3,706,940)
      Proceeds from the exercise of stock options                                          207,375                    105,499
                                                                              ----------------------    ----------------------
           Net cash provided by (used in) financing activities                             159,667                    (84,723)
                                                                              ----------------------    ----------------------
Effect of exchange rate changes on cash and cash equivalents                                (4,769)                  (390,887)
                                                                              ----------------------    ----------------------
Decrease in cash and cash equivalents                                                     (586,528)                (2,685,176)
Cash and cash equivalents, at beginning of period                                        4,689,574                  6,279,136
                                                                              ----------------------    ----------------------
Cash and cash equivalents, at end of period                                            $ 4,103,046                $ 3,593,960
                                                                              ======================    ======================


  See accompanying notes to the condensed consolidated financial statements.

                            STAAR SURGICAL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 2, 1999

1.  Basis of Presentation

    The accompanying financial statements consolidate the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity. During the three-months ended April 2, 1999 and April 3, 1998, the net foreign translation loss was $4,769 and $390,887 and net foreign currency transaction gain/(loss) was not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

    Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  Foreign Sales

    During the three-months ended April 2, 1999 and April 3, 1998, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $8,513,000 and $7,642,000. Of these sales, approximately $6,441,000 and $6,160,000 were to Europe, which has been the Company's principal foreign market, for the quarters ended April 2, 1999 and April 3, 1998.

    The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at April 2, 1999 and January 1, 1999:

                                         April 2,      January 1,
                                           1999           1999
                                        -----------    -----------
Raw materials and purchased parts.......$ 2,133,110    $ 2,189,154
Work in process.........................  2,221,418      2,279,002
Finished goods.......................... 15,269,304     15,671,823
                                        -----------    -----------
                                        $19,623,832    $20,139,979
                                        -----------    -----------

4.  Interim Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three-months ended April 2, 1999 and April 3, 1998, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the three-months ended April 2, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

5.  Reclassifications

    Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.

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

                                             Percentage of
                                       Total Revenues For Three         Percentage change
                                             Months Ended               for Three Months
                                       -----------------------        ----------------------
                                         April 2,     April 3,
                                           1999         1998               1999 vs 1998
                                       -----------------------        ----------------------
                                                                         Increase (Decrease)
Total revenues........................      100.0%       100.0%                   4.8%
Cost of sales.........................       38.9         30.4                   34.1
                                            -----        -----
Gross profit..........................       61.1         69.6                   (7.9)
Costs and expenses:
     General and administrative.......       11.8         11.9                    3.6
     Marketing and selling............       32.8         31.1                   10.5
     Research and development.........        7.2          7.2                    4.5
                                            -----        -----
          Total costs and expenses....       51.8         50.2                    8.0
Other expense, net....................        (.9)         (.7)                  31.4
                                            -----        -----
Income before income taxes............        8.5         18.7                  (52.3)
Income tax provision..................        2.8          6.0                  (50.2)
Minority interest.....................        1.1           .8                   42.6
                                            -----        -----
               Net income.............        4.6%        11.9%                 (59.8)
                                            =====        =====

Revenues
--------

      Revenues for the three-month period ended April 2, 1999 were $14.8 million, which is 4.8% greater than the $14.1 million in revenues for the three-
month period ended April 3, 1998.   The increase in revenues was attributable to
an increase in sales of the Company's refractive products, primarily the Implantable Contact Lens(TM) , a deformable intraocular refractive corrective lens, and the Toric(TM) intraocular lens. Additionally, increased sales of the Company's intraocular lenses (IOL's) were partially offset by lower average selling prices for IOL's due to competitive pressures.

Cost of Sales
-------------
      Cost of sales increased to 38.9% of revenues for the three-months ended April 2, 1999 from 30.4% of revenues for the three-months ended April 3, 1998. The increase as a percentage of revenue was due to lower average selling prices of IOLs and higher unit costs of IOLs produced in 1998 due to lower production volume.

General & Administrative
------------------------

     General and administrative expense decreased slightly to 11.8% of revenues for the three-months ended April 2, 1999 from 11.9% of revenues for the three-months ended April 3, 1998. While actual expense increased 3.6% over the same period last year, the decrease as a percent of revenues was due to the slightly larger change in revenues.

Marketing and Selling
---------------------

     Marketing and selling expense increased to 32.8 % of revenues for the three-months ended April 2, 1999 compared to 31.1% of revenues for the three-months ended April 3, 1998. The increase in marketing and selling expense as a percentage of revenues was attributable to marketing and selling expenses of the product launch for the Toric(TM) intraocular lens and to increased domestic commission expenses.

Research and Development
------------------------

     Research and development expense for the first quarter ending April 2, 1999 and April 3, 1998 was 7.2% of revenues. Actual expense increased 4.5% over the same period last year due to increased costs of managing clinical trials.

Other Expense, Net
------------------

     Other expense, net for the quarter ended April 2, 1999 was ($130,000), or (.9%) of revenues, as compared to ($99,000), or (.7%) of revenues, for the quarter ended April 3, 1998. The primary reasons for this change were increased interest expenses, offset by decreased losses in foreign currency transactions, and a decrease in earnings related to the Company's joint venture with Canon STAAR.

Income Tax Provision (Income Taxes)
-----------------------------------

     The Company's effective income tax rate at April 2, 1999 increased to 33.4% as compared to April 3, 1998 when it was 32%.

Liquidity and Capital Resources
-------------------------------

      Cash and cash equivalents for the quarter ended April 2, 1999 decreased by approximately $.6 million relative to the fiscal year ended January 1, 1999. This decrease was principally due to purchases of property and equipment and acquisition of patents partially offset by cash provided by financing activities.

     As of April 2, 1999, the Company had a current ratio of 3.1:1, net working capital of $28.3 million and net equity of $48.6 million compared to January 1, 1999 when the Company's current ratio was 2.9:1, its net working capital was $26.9 million, and its net equity was $47.7 million.

     During the quarter, an officer of the Company exercised options for the Company's common stock in exchange for a note in the amount of $405,625. The note bears interest at a rate of 7%, or at the lowest applicable rate allowed by the Internal Revenue Service. The note is secured by a stock pledge agreement and matures on September 4, 2003.

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

     .    Renovation - Fixing any problems.

     .    Validation - Testing and certification.

     .    Implementation - Implementation of validated systems.


     The Company's principal computer hardware used by its business application systems has been certified to be Year 2000 compliant by the vendor, Hewlett-Packard. The Company's principal internal operating systems are UNIX/Unidata based. These systems use a sequentially incremented integer to store the date beginning with a day 1 of January 1, 1968. Therefore, the date logic of these systems had few Year 2000 related problems, the vendor has addressed such problems and the Company has upgraded its systems to a Year 2000 certified version. The Company's principal business application software is a modified version of one purchased from a third party. The Company's personnel have assessed, modified and installed the modified programs into a test environment. Testing by the Company's information system personnel is complete, including advancing the system date to the Year 2000, and all programs functioned as expected. The Company has recently successfully completed user testing of all mission critical programs and the Year 2000 compliant programs have been installed domestically. These same systems and programs are used by the majority of the Company's subsidiaries and those installations are scheduled to be complete during the third quarter of 1999. In general, the Company is ahead of its schedule for this project and has met all internal milestones. For those subsidiaries using other systems, either those systems have been certified as Year 2000 compliant or plans are in place to upgrade or replace with the Company's principal system.

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

     Due to the uncertainties involved, the Company cannot predict the impact of the Year 2000 on its operations. Achieving Year 2000 compliance is dependent on many factors, some of which are not within the Company's control, including, without limitation, the continuity of services provided by the government, utilities, transportation industry and other service providers. Should one of these systems fail, or should the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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


                             STAAR SURGICAL COMPANY



Date:  May 14, 1999                      By:    /s/    WILLIAM C. HUDDLESTON
                                         -------------------------------------
                                                  William C. Huddleston
                                               Chief Financial Officer and
                                                  Duly Authorized Officer
                                           (principal accounting and financial
                                                  officer for the quarter)