Form 10-Q
period 1999-07-02
STAAR SURGICAL COMPANY
filed 1999-08-16
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 2, 1999

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

                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES  [X]  NO  [_]

The Registrant has 14,081,930 shares of common stock, par value $0.01 per share, issued and outstanding as of August 10, 1999.

Total number of sequentially numbered pages in this document: 9

                             STAAR SURGICAL COMPANY

                                     INDEX

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
PART I
Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - July 2, 1999 and
            January 1, 1999.................................................................        1
         Condensed Consolidated Statements of Income -  Three and Six Months Ended
            July 2, 1999 and July 3, 1998...................................................        2
         Condensed Consolidated Statements of Cash Flows - Six Months Ended
            July 2, 1999 and July 3, 1998...................................................        3
         Notes to Condensed Consolidated Financial Statements  .............................        4

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................        5

PART II
Item 5 - Other Information..................................................................        8
         Signature Page.....................................................................        9

Item 6 - Exhibits and Reports on Form 8-K
         Exhibits
         --------
         27     Financial Data Schedule
         Reports on Form 8-K
         -------------------
         None

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       July 2,       January 1,
                                                                                         1999           1999
                              ASSETS                                                 (Unaudited)       (Note)
                              ------                                                 -----------     -----------
Current assets:
        Cash and cash equivalents                                                    $ 3,986,590     $ 4,689,574
        Accounts receivable, less allowance for doubtful accounts                     11,071,520      10,167,449
        Inventories                                                                   19,678,037      20,139,979
        Other receivables                                                              1,386,830       1,386,830
        Prepaids, deposits and other current assets                                    5,378,629       3,624,390
        Deferred income tax                                                            1,108,761       1,108,761
                                                                                     -----------     -----------
              Total current assets                                                    42,610,367      41,116,983
                                                                                     -----------     -----------
Investment in joint venture                                                            3,160,550       3,178,477
Property, plant and equipment, net                                                    10,848,917      10,379,997
Patents and licenses, net                                                             12,055,343      12,038,023
Goodwill, net                                                                          4,815,166       5,047,982
Other assets                                                                           1,477,163       1,528,150
                                                                                     -----------     -----------
              Total assets                                                           $74,967,506     $73,289,612
                                                                                     ===========     ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
        Notes payable                                                                $   777,062     $ 1,034,801
        Accounts payable                                                               4,501,347       4,975,222
        Current portion of long-term debt                                              1,235,914       1,277,474
        Deferred income tax                                                            2,822,706       2,822,706
        Other current liabilities                                                      4,778,667       4,081,885
                                                                                     -----------     -----------
              Total current liabilities                                               14,115,696      14,192,088
                                                                                     -----------     -----------
Long-term debt, net of current portion                                                10,597,267      10,021,287
Other long-term liabilities                                                              361,970         513,699
                                                                                     -----------     -----------
              Total liabilities                                                       25,074,933      24,727,074
                                                                                     -----------     -----------
Minority interest                                                                      1,131,424         856,039
                                                                                     -----------     -----------

Stockholders' equity
        Common stock, $.01 par value, 30,000,000 shares authorized;
        issued and outstanding 14,098,343 at July 2, 1999 and
        13,994,593 at January 1, 1999                                                    140,983         139,946
        Capital in excess of par value                                                46,651,390      46,039,428
        Accumulated other comprehensive income                                        (1,038,887)       (536,491)
        Retained earnings                                                              8,667,450       7,317,778
                                                                                     -----------     -----------
                                                                                      54,420,936      52,960,661
        Notes  receivable from officers and directors                                 (5,659,787)     (5,254,162)
                                                                                     -----------     -----------
        Total stockholders' equity                                                    48,761,149      47,706,499
                                                                                     -----------     -----------
                                                                                     $74,967,506     $73,289,612
                                                                                     ===========     ===========

Note: The amounts presented in the January 1, 1999 balance sheet are derived from the audited financial statements for the year ended January 1, 1999.

   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                       Three Months Ended               Six Months Ended
                                                                   ---------------------------     ---------------------------
                                                                     July 2,         July 3,         July 2,         July 3,
                                                                      1999            1998            1999            1998
                                                                   -----------     -----------     -----------     -----------
Sales                                                              $14,701,167     $13,924,807     $29,426,270     $27,967,640
Royalty and other income                                                72,610          58,035         130,646         116,071
                                                                   -----------     -----------     -----------     -----------
        Total revenues                                              14,773,777      13,982,842      29,556,916      28,083,711
Cost of sales                                                        5,488,408       3,827,952      11,233,078       8,111,641
                                                                   -----------     -----------     -----------     -----------
        Gross profit                                                 9,285,369      10,154,890      18,323,838      19,972,070
                                                                   -----------     -----------     -----------     -----------

Selling, general and administrative expenses:
        General and administrative                                   1,749,299       1,680,681       3,491,078       3,362,644
        Marketing and selling                                        5,041,478       4,795,034       9,887,964       9,180,033
        Research and development                                     1,005,204         937,983       2,067,620       1,954,702
                                                                   -----------     -----------     -----------     -----------
        Total selling, general and administrative expenses:          7,795,981       7,413,698      15,446,662      14,497,379
                                                                   -----------     -----------     -----------     -----------
        Operating income                                             1,489,388       2,741,192       2,877,176       5,474,691
                                                                   -----------     -----------     -----------     -----------
Other income (expense):
        Equity in earnings of joint venture                             70,000         226,000         169,243         376,054
        Interest expense - net                                        (181,191)       (112,955)       (381,374)       (296,828)
        Other income (expense)                                        (157,053)       (165,773)       (185,840)       (230,715)
                                                                   -----------     -----------     -----------     -----------
        Total other expense  - net                                    (268,244)        (52,728)       (397,971)       (151,489)
                                                                   -----------     -----------     -----------     -----------
Income before income taxes and minority interest                     1,221,144       2,688,464       2,479,205       5,323,202
Income tax provision                                                   434,327         934,253         854,148       1,778,034
Minority interest                                                      109,896         230,921         275,385         346,990
                                                                   -----------     -----------     -----------     -----------
Net income                                                         $   676,921     $ 1,523,290     $ 1,349,672     $ 3,198,178
                                                                   ===========     ===========     ===========     ===========

Net income per share:
        Basic                                                      $       .05     $      .11      $       .10     $       .24
                                                                   ===========     ===========     ===========     ===========

        Diluted                                                    $      .05      $      .11      $       .09     $       .22
                                                                   ===========     ===========     ===========     ===========

Weighted average number of shares outstanding:
        Basic                                                       14,093,495      13,262,261      14,093,495      13,262,261
                                                                   ===========     ===========     ===========     ===========

        Diluted                                                     14,607,783      14,240,167      14,607,783      14,240,167
                                                                   ===========     ===========     ===========     ===========

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Six Months Ended
                                                                                        -------------------------------
                                                                                          July 2,             July 3,
                                                                                           1999                1998
                                                                                        -----------         -----------
Cash flows from operating activities:
Net income                                                                              $ 1,349,672         $ 3,198,178
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Depreciation of property and equipment                                                750,320           1,161,575
      Amortization of intangibles                                                         1,038,793           1,244,194
      Change in deferred revenue                                                           (116,071)           (116,071)
      Minority interest                                                                     275,385             346,987
      Equity in earnings of joint venture                                                  (169,243)           (376,054)
      Deferred income taxes                                                                     ---              51,071
      Change in operating working capital, excluding effects of acquisitions             (1,973,463)         (1,165,811)
                                                                                        -----------         -----------
          Net cash provided by operating activities                                       1,155,393           4,344,069
                                                                                        -----------         -----------
Cash flows from investing activities:
      Purchase of property and equipment                                                 (1,219,240)         (1,331,677)
      Increase in patents and licenses                                                     (643,914)         (1,139,044)
      Acquisition of a foreign distributor, net of cash acquired                                ---          (4,199,592)
      Increase in other assets                                                             (128,396)         (1,028,386)
      Dividends received from joint venture                                                 187,171                 ---
                                                                                        -----------         -----------
          Net cash used in investing activities                                          (1,804,379)         (7,698,699)
                                                                                        -----------         -----------
Cash flows from financing activities:
      Increase in borrowings under notes payable and long-term debt                       4,000,000           4,375,162
      Payments on other notes payable and long-term debt                                   (865,672)         (1,158,555)
      Net payments under line-of-credit                                                  (2,893,304)         (1,779,396)
      Proceeds from the exercise of stock options                                           207,374              93,525
                                                                                        -----------         -----------
          Net cash provided by financing activities                                         448,398           1,530,736
                                                                                        -----------         -----------
Effect of exchange rate changes on cash and cash equivalents                               (502,396)           (720,537)
                                                                                        -----------         -----------
Decrease in cash and cash equivalents                                                      (702,984)         (2,544,431)
Cash and cash equivalents, at beginning of period                                         4,689,574           6,279,136
                                                                                        -----------         -----------
Cash and cash equivalents, at end of period                                             $ 3,986,590         $ 3,734,705
                                                                                        ===========         ===========

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 2, 1999

1.  Basis of Presentation

  The accompanying financial statements consolidate the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity. During the six-months ended July 2, 1999 and July 3, 1998, the net foreign translation loss was $502,396 and $720,537 and net foreign currency transaction gain/loss was not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

  Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  Foreign Sales

  During the six-months ended July 2, 1999 and July 3, 1998, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $16,652,000 and $15,064,000. Of these sales, approximately $12,599,000 and $12,645,000 were to Europe, which has been the Company's principal foreign market, for the quarters ended July 2, 1999 and July 3, 1998.

  The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  Inventories

  Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at July 2, 1999 and January 1, 1999:

                                             July 2,       January 1,
                                              1999           1999
                                           -----------    -----------
   Raw materials and purchased parts.....  $ 2,138,942    $ 2,189,154
   Work in process.......................    2,226,730      2,279,002
   Finished goods........................   15,312,365     15,671,823
                                           -----------    -----------
                                           $19,678,037    $20,139,979
                                           ===========    ===========

4.  Interim Financial Statements

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three and six-months ended July 2, 1999 and July 3, 1998, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the three and six-months ended July 2, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

5.  Reclassifications

  Certain reclassifications may have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.

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

                                              Percentage of
                                         Total Revenues For Six       Percentage change
                                              Months Ended             for Six Months
                                          --------------------         ----------------
                                           July 2,     July 3,
                                            1999        1998             1999 vs 1998
                                          --------    --------         ----------------
                                                                       Increase (Decrease)
Total revenues..........................   100.0%      100.0%                  5.2%
Cost of sales...........................    38.0        28.9                  38.5
                                           -----       -----
Gross profit............................    62.0        71.1                  (8.3)
Costs and expenses:
     General and administrative.........    11.8        12.0                   3.8
     Marketing and selling..............    33.5        32.7                   7.7
     Research and development...........     7.0         7.0                   5.8
                                           -----       -----
          Total costs and expenses......    52.3        51.6                   6.5
Other expense, net......................    (1.3)       (0.5)               (162.7)
                                           -----       -----
Income before income taxes..............     8.4        19.0                 (53.4)
Income tax provision....................     2.9         6.3                 (52.0)
Minority interest.......................      .9         1.2                 (20.6)
               Net income...............     4.6%       11.4%                (57.8)%
                                           =====       =====

Revenues
--------

      Revenues for the six-month period ended July 2, 1999 were $29.6 million, which is 5.2% greater than the $28.1 million in revenues for the six-month period ended July 3, 1998. The increase in revenues was attributable to an increase in sales of the Company's refractive products, primarily the Implantable Contact Lens(TM), a deformable intraocular refractive corrective lens, and the Toric(TM) intraocular lens. Additionally, increased sales of the Company's intraocular lenses (IOL's) were partially offset by lower average selling prices for IOL's due to competitive pressures.

Cost of Sales
-------------

      Cost of sales increased to 38.0% of revenues for the six-months ended July 2, 1999 from 28.9% of revenues for the six-months ended July 3, 1998. The increase as a percentage of revenue was due to lower average selling prices for IOL's and higher unit costs of IOL's produced in 1998, due to lower production volume, and sold in 1999.

General and Administrative
--------------------------

      General and administrative expense decreased slightly to 11.8% of revenue for the six-months ended July 2, 1999 from 12.0% of revenues for the
six-months ended July 3, 1998.   While actual expense increased 3.8% over the
same period last year, the decrease as a percent of revenues was due to the increase in revenues.

Marketing and Selling
---------------------

      Marketing and selling expense increased to 33.5% of revenues for the six-months ended July 2, 1999 compared to 32.7% of revenues for the six-months ended July 3, 1998. The increase in marketing and selling expense as a percentage of revenues was attributable to marketing and selling expenses of the product launch for the Toric(TM) intraocular lens and to increased product management expenses.

Research and Development
------------------------

      Research and development expense for the quarters ending July 2, 1999 and July 3, 1998 were 7.0% of revenues. Actual expense increased 5.8% over the same period last year due to increased costs of managing clinical trials.

Other Expense, Net
------------------

      Other expense, net for the quarter ended July 2, 1999 was ($398,000), or (1.3%) of revenues, as compared to ($151,000), or (0.5%) of revenues, for the quarter ended July 3, 1998. The primary reasons for this change were increased interest expenses, offset by decreased losses in foreign currency transactions, and a decrease in earnings related to the Company's joint venture with Canon STAAR.

Income Tax Provision (Income Taxes)
-----------------------------------

      The Company's effective income tax rate at July 2, 1999 increased to 34.5% as compared to July 3, 1998 when it was 33.4%.

Liquidity and Capital Resources
-------------------------------

      Cash and cash equivalents for the quarter ended July 2, 1999 decreased by approximately $0.7 million relative to the fiscal year ended January 1, 1999. This decrease was principally due to purchases of property and equipment and acquisition of patents partially offset by cash provided by financing activities.

      As of July 2, 1999, the Company had a current ratio of 3.0:1, net working capital of $28.5 million and net equity of $48.8 million compared to January 1, 1999 when the Company's current ratio was 2.9:1, its net working capital was $26.9 million, and its net equity was $47.7 million.

      During the quarter, the Company renegotiated its credit facility with its current lender. The new agreement supplements the Company's $10 million line-of-credit with a $4 million term note.

      During the first quarter, an officer of the Company exercised options for 70,000 shares of the Company's common stock in exchange for a note in the amount of $405,625. The note bears interest at a rate of 7%, or at the lowest applicable rate allowed by the Internal Revenue Service. The note is secured by a stock pledge agreement and matures on September 4, 2003.

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

       .    Renovation - Fixing any problems.

       .    Validation - Testing and certification.

       .    Implementation - Implementation of validated systems.

     The Company's principal computer hardware used by its business application systems has been certified to be Year 2000 compliant by the vendor, Hewlett-Packard. The Company's principal internal operating systems are UNIX/Unidata based. These systems use a sequentially incremented integer to store the date beginning with a day 1 of January 1, 1968. Therefore, the date logic of these systems had few Year 2000 related problems, the vendor has addressed such problems and the Company has upgraded its systems to a Year 2000 certified version. The Company's principal business application software is a modified version of one purchased from a third party. The Company's personnel have assessed, modified and installed the modified programs into a test environment. Testing by the Company's information system personnel is complete, including advancing the system date to the Year 2000, and all programs functioned as expected. The Company has successfully completed user testing of all mission critical programs and the Year 2000 compliant programs have been installed domestically. These same systems and programs are used by the majority of the Company's subsidiaries and those installations are scheduled to be complete during the third quarter of 1999. In general, the Company is ahead of its schedule for this project and has met all internal milestones. For those subsidiaries using other systems, either those systems have been certified as Year 2000 compliant or plans are in place to upgrade or replace with the Company's principal system.

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


                             STAAR SURGICAL COMPANY



Date:  August 13,  1999                 By: /s/    WILLIAM C. HUDDLESTON
                                           ---------------------------------
                                                 William C. Huddleston
                                              Chief Financial Officer and
                                                Duly Authorized Officer
                                          (principal accounting and financial
                                               officer for the quarter)