Form 10-Q
period 1999-10-01
STAAR SURGICAL COMPANY
filed 1999-11-15
CIK 718937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 1, 1999

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

The Registrant has 14,168,541 shares of common stock, par value $0.01 per share, issued and outstanding as of October 19, 1999.

Total number of sequentially numbered pages in this document: 9

                            STAAR SURGICAL COMPANY

                                     INDEX

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I

Item 1 - Financial Information

         Condensed Consolidated Balance Sheets - October 1, 1999 and

            January 1, 1999....................................................................   1

         Condensed Consolidated Statements of Operations -  Three and Nine Months Ended

            October 1, 1999 and October 2, 1998................................................   2

         Condensed Consolidated Statements of Cash Flows - Nine Months Ended

            October 1, 1999 and October 2, 1998................................................   3

         Notes to Condensed Consolidated Financial Statements..................................   4

Item 2 - Management's Discussion and Analysis of Financial Condition and

            Results of Operations..............................................................   5

PART II

Item 5 - Other Information.....................................................................   8

Item 6 - Exhibits and Reports on Form 8-K......................................................   8

         Signature Page........................................................................   9


                            STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      October 1,     January 1,
                                                                                        1999           1999
                   ASSETS                                                            (Unaudited)      (Note)
                   ------                                                         ---------------   ------------
Current assets:
       Cash and cash equivalents                                                     $ 3,718,583     $ 4,689,574
       Accounts receivable, less allowance for doubtful accounts                      10,404,345       9,501,149
       Inventories                                                                    22,074,505      20,139,979
       Other receivables                                                               1,386,830       1,386,830
       Prepaids, deposits and other current assets                                     6,897,077       4,290,690
       Deferred income tax                                                             1,108,761       1,108,761
                                                                                  ---------------   -------------
              Total current assets                                                    45,590,101      41,116,983
                                                                                  ---------------   -------------
Investment in joint venture                                                            3,353,237       3,178,477
Property, plant and equipment, net                                                    10,507,277      10,379,997
Patents and licenses, net                                                             12,160,316      12,038,023
Goodwill, net                                                                          4,794,556       5,047,982
Other assets                                                                           2,434,985       1,528,150
                                                                                  ---------------   -------------
              Total assets                                                           $78,840,472     $73,289,612
                                                                                  ===============   =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
        Notes payable                                                                $   758,320     $ 1,034,801
        Accounts payable                                                               6,046,745       4,975,222
        Current portion of long-term debt                                              1,236,996       1,277,474
        Deferred income tax                                                            2,822,706       2,822,706
        Other current liabilities                                                      4,445,389       4,081,885
                                                                                  ---------------   ------------
              Total current liabilities                                               15,310,156      14,192,088
                                                                                  ---------------   ------------
Long-term debt, net of current portion                                                12,271,771      10,021,287
Other long-term liabilities                                                              315,696         513,699
                                                                                  --------------    ------------
              Total liabilities                                                       27,897,623      24,727,074
                                                                                  --------------    ------------
Minority interest                                                                      1,235,384         856,039
                                                                                  --------------    ------------

Stockholders' equity
        Common stock, $.01 par value, 30,000,000 shares authorized;
        issued and outstanding 14,121,705 at October 1, 1999 and
        13,994,593 at January 1, 1999                                                    141,217         139,946
        Capital in excess of par value                                                46,653,121      46,039,428
        Accumulated other comprehensive income                                          (749,161)       (536,491)
        Retained earnings                                                              9,194,576       7,317,778
                                                                                  --------------    ------------
                                                                                      55,239,753      52,960,661
        Notes  receivable from officers and directors                                 (5,532,288)     (5,254,162)
                                                                                  --------------    ------------
        Total stockholders' equity                                                    49,707,465      47,706,499
                                                                                  --------------    ------------
                                                                                     $78,840,472     $73,289,612
                                                                                  ==============    ============

Note: The amounts presented in the January 1, 1999 balance sheet are derived from the audited financial statements for the year ended January 1, 1999.

  See accompanying notes to the condensed consolidated financial statements.

                            STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                      Three Months Ended                     Nine Months Ended
                                                               -------------------------------   -----------------------------------
                                                                    October 1,      October 2,       October 1,         October 2,
                                                                      1999            1998             1999               1998
                                                               ----------------   ------------   ---------------    ----------------
Sales                                                             $13,759,585     $12,843,472      $43,185,855          $40,811,112
Royalty income                                                         64,678          58,036          195,324              174,107
                                                               ----------------   ------------   ---------------    ----------------
        Total revenues                                             13,824,263      12,901,508       43,381,179           40,985,219
Cost of sales                                                       4,977,947       4,578,228       16,211,025           12,689,869
                                                               ----------------   ------------   ---------------    ----------------
        Gross profit                                                8,846,316       8,323,280       27,170,154           28,295,350
                                                               ----------------   ------------   ---------------    ----------------
Selling, general and administrative expenses:
        General and administrative                                  2,032,937       1,741,204        5,524,015            5,103,848
        Marketing and selling                                       4,430,985       4,362,354       14,318,949           13,542,387
        Research and development                                    1,059,008         858,710        3,126,628            2,813,412
                                                               ----------------   ------------   ---------------    ----------------
        Total selling, general and administrative expenses:         7,522,930       6,962,268       22,969,592           21,459,647
                                                               ----------------   ------------   ---------------    ----------------
        Operating income                                            1,323,386       1,361,012        4,200,562            6,835,703
                                                               ----------------   ------------   ---------------    ----------------
Other income (expense):
        Equity in earnings of joint venture                           192,687         (11,385)         361,930              364,669
        Interest expense - net                                       (230,153)       (190,698)        (611,527)            (487,526)
        Other expense - net                                          (277,732)       (240,473)        (463,572)            (471,188)
                                                               ----------------   ------------   ---------------    ----------------
        Total other expense - net                                    (315,198)       (442,556)        (713,169)            (594,045)
                                                               ----------------   ------------   ---------------    ----------------
Income before income taxes, minority interest and
    cumulative effect of change in accounting method                1,008,188         918,456        3,487,393            6,241,658
Income tax provision                                                  377,102         406,546        1,231,250            2,184,580
Minority interest                                                     103,960         113,702          379,345              460,692
                                                               ----------------   ------------   ---------------    ----------------
 Income before cumulative effect of change in
   accounting method                                                  527,126         398,208        1,876,798            3,596,386
Cumulative effect of change in accounting
  method, writeoff of start-up costs                                       --      (1,680,813)              --           (1,680,813)
                                                               ----------------   ------------   ---------------    ----------------
 Net income (loss)                                                $   527,126     $(1,282,605)     $ 1,876,798          $ 1,915,573
                                                               ================   ============   ===============    ================
Basic earnings (loss) per share:
      Income before cumulative effect of change in
          accounting method                                       $      0.04     $      0.03      $      0.13          $      0.27
      Cumulative effect of change in accounting
          method, writeoff of start-up costs                               --     $     (0.13)              --          $     (0.13)
                                                               ----------------   ------------   ---------------    ----------------
      Net income (loss)                                           $      0.04     $     (0.10)     $      0.13          $      0.14
                                                               ================   ============   ===============    ================
      Weighted average number of shares outstanding                14,093,495      13,349,654       14,093,495           13,349,654
                                                               ================   ============   ===============    ================
Dilutive earnings (loss) per share:
      Income before cumulative effect of change in
          accounting method                                       $      0.04     $      0.03      $      0.13          $      0.25
      Cumulative effect of change in accounting
          method, writeoff of start-up costs                               --     $     (0.13)              --          $     (0.12)
                                                               ----------------   ------------   ---------------    ----------------
      Net income (loss)                                           $      0.04     $     (0.10)     $      0.13          $      0.14
                                                               ================   ============   ===============    ================
      Weighted average number of shares outstanding                14,693,478      13,349,654       14,693,478           14,175,556
                                                               ================   ============   ===============    ================


                            STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                         Nine Months Ended
                                                                                         -------------------------------------------
                                                                                               October 1,            October 2,
                                                                                                 1999                   1998
                                                                                         ---------------------    ------------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                                                                   $ 1,876,798              $ 1,915,573
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation of property and equipment                                                    1,072,008                1,697,467
     Amortization of intangibles                                                               1,537,089                1,889,268
     Change in deferred revenue                                                                 (174,107)                (174,107)
     Minority interest                                                                           379,345                  460,692
     Equity in earnings of joint venture                                                        (361,931)                (364,669)
     Other                                                                                            --                  201,071
     Change in operating working capital, excluding effects of acquisitions                   (4,009,082)              (4,071,068)
                                                                                         ---------------------    ------------------
          Net cash provided by operating activities                                              320,120                1,554,227
                                                                                         ---------------------    ------------------
Cash flows from investing activities:
     Purchase of property and equipment                                                       (1,199,288)              (1,439,794)
     Increase in patents and licenses                                                         (1,080,061)              (1,694,208)
     Acquisition of a foreign distributor, net of cash acquired                                       --               (4,396,562)
     (Increase) decrease in other assets                                                      (1,232,730)                     532
     Dividends received from joint venture                                                       187,171                      ---
                                                                                         ---------------------    ------------------
          Net cash used in investing activities                                               (3,324,908)              (7,530,032)
                                                                                         ---------------------    ------------------
Cash flows from financing activities:
     Increase in borrowings under notes payable and long-term debt                             4,000,000                4,605,748
     Payments on other notes payable and long-term debt                                       (1,341,499)              (1,385,225)
     Net payments under line-of-credit                                                          (748,872)                (228,056)
     Proceeds from the exercise of stock options                                                 336,838                  156,024
                                                                                         ---------------------    ------------------
          Net cash provided by financing activities                                            2,246,467                3,148,491
                                                                                         ---------------------    ------------------
Effect of exchange rate changes on cash and cash equivalents                                    (212,670)                (212,088)
                                                                                         ---------------------    ------------------
Decrease in cash and cash equivalents                                                           (970,991)              (3,039,402)
Cash and cash equivalents, at beginning of period                                              4,689,574                6,279,136
                                                                                         ---------------------    ------------------
Cash and cash equivalents, at end of period                                                  $ 3,718,583              $ 3,239,734
                                                                                         =====================    ==================


                            STAAR SURGICAL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 1, 1999

1.   Basis of Presentation

      The accompanying financial statements consolidate the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as accumulated and other comprehensive income as a separate component of stockholders' equity. During the nine-months ended October 1, 1999 and October 2, 1998, the net foreign translation loss was $212,670 and $212,088 and net foreign currency transaction loss was $146,613 and $198,847. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

      Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.   Foreign Sales

      During the nine-months ended October 1, 1999 and October 2, 1998, the Company had foreign sales primarily to Europe, South Africa, South America, Australia and Southeast Asia of approximately $21,683,000 and $22,453,000. Of these sales, approximately $17,374,000 and $17,669,000 were to Europe, which has been the Company's principal foreign market, for the nine-months ended October 1, 1999 and October 2, 1998.

      The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.   Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at October 1, 1999 and January 1, 1999:

                                          October 1,     January 1,
                                            1999           1999
                                        ------------   ------------

     Raw materials and purchased parts..$ 2,400,877     $ 2,189,154
     Work in process....................  3,645,378       2,279,002
     Finished goods..................... 16,028,250      15,671,823
                                        ------------   ------------
                                        $22,074,505     $20,139,979
                                        ============   ============


4.   Interim Financial Statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three and nine-months ended October 1, 1999 and October 2, 1998, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. The results of operations for the three and nine-months ended October 1, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

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

                                                             Percentage of
                                                        Total Revenues For Nine            Percentage change
                                                            Months Ended                    for Nine Months
                                                     ---------------------------      ---------------------------
                                                      October 1,     October 2,
                                                        1999           1998                  1999 vs 1998
                                                     -----------     -----------      ---------------------------
                                                                                          Increase (Decrease)

Total revenues........................................ 100.0%          100.0%                    5.8%
Cost of sales.........................................  37.4            31.0                    27.7
                                                       -----           -----
Gross profit..........................................  62.6            69.0                    (4.0)
Costs and expenses:
     General and administrative.......................  12.7            12.5                     8.2
     Marketing and selling............................  33.0            33.0                     5.7
     Research and development.........................   7.2             6.9                    11.1
                                                       -----           -----
          Total costs and expenses....................  52.9            52.4                     7.0
Other expense, net....................................  (1.6)           (1.4)                   20.1
                                                       -----           -----
Income before income taxes............................   8.0            15.2                   (44.1)
Income tax provision..................................   2.8             5.3                   (43.6)
Minority interest.....................................    .9             1.1                   (17.7)
Cumulative effect of change in accounting method......     -            (4.1)                 (100.0)
               Net income.............................   4.3%            4.7%                   (2.0)%
                                                       =====           =====


Revenues
--------

     Revenues for the nine-month period ended October 1, 1999 were $43.4 million, which is 5.8% greater than the $41.0 million in revenues for the nine-month period ended October 2, 1998. The increase in revenues was attributable to an increase in sales of the Company's refractive products, primarily the Implantable Contact Lens(TM), a deformable intraocular refractive corrective lens, the Toric(TM) intraocular lens, and from the Company's newly formed subsidiary, Laser and Implant Technology Centers (LITC). Additionally, increased sales of the Company's intraocular lenses (IOL's) were partially offset by lower average selling prices for IOL's due to competitive pressures. Revenue also increased in the third quarter as the Company began distribution of custom surgical supply packs in the United States.

Cost of Sales
-------------

     Cost of sales increased to 37.4% of revenues for the nine-months ended October 1, 1999 from 31.0% of revenues for the nine-months ended October 2, 1998. The increase as a percentage of revenue was primarily due to lower average selling prices for IOL's and higher unit costs of IOL's produced in 1998, due to lower production volume, and sold in 1999. Cost of sales also increased due to a shift in IOL product mix to the Company's three-piece lens which by design has a higher manufacturing cost and the introduction of custom surgical supply packs which also have higher costs.

General and Administrative
--------------------------

     General and administrative expense increased slightly to 12.7% of revenues for the nine-months ended October 1, 1999 from 12.5% of revenues for the nine-months ended October 2, 1998. The increase as a percentage of revenue was primarily due to an increase in professional fees.

Marketing and Selling
---------------------

     Marketing and selling expense was 33.0% of revenues for the nine-months ended October 1, 1999 and October 2, 1998.

Research and Development
------------------------
     Research and development expense increased to 7.2% of revenues for the nine-months ended October 1, 1999 compared to 6.9% of revenues for the nine-months ended October 2, 1998. The increase was due to increased costs of managing clinical trials.

Other Expense, Net
------------------

     Other expense, net for the nine-months ended October 1, 1999 was $713,000, or 1.6% of revenues, as compared to $594,000, or 1.4% of revenues, for the nine-months ended October 2, 1998. The primary reason for this change was increased interest expense.

Income Tax Provision (Income Taxes)
----------------------------------

     The Company's effective income tax rate at October 1, 1999 and October 2, 1998 was 35.0%.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents for the quarter ended October 1, 1999 decreased by approximately $1.0 million relative to the fiscal year ended January 1, 1999. This decrease was principally due to a decrease in cash provided by operating activities.

     The increases in inventory, prepaids, and property and equipment are due to the addition of new products lines and the related costs of technology.

     As of October 1, 1999, the Company had a current ratio of 3.0:1, net working capital of $30.3 million and net equity of $49.7 million compared to January 1, 1999 when the Company's current ratio was 2.9:1, its net working capital was $26.9 million, and its net equity was $47.7 million.

     During the quarter, the Company renegotiated its credit facility with its current lender. The new agreement supplements the Company's $10 million line-of-credit with a $4 million term note. Cash provided by financing activities was primarily spent on property and equipment, patents and licenses, and other assets.

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

     .    Renovation - Fixing any problems.

     .    Validation - Testing and certification.

     .    Implementation - Implementation of validated systems.

     The Company's principal computer hardware used by its business application systems has been certified to be Year 2000 compliant by the vendor, Hewlett-Packard. The Company's principal internal operating systems are UNIX/Unidata based. These systems use a sequentially incremented integer to store the date beginning with a day 1 of January 1, 1968. Therefore, the date logic of these systems had few Year 2000 related problems, the vendor has addressed such problems and the Company has upgraded its systems to a Year 2000 certified version. The Company's principal business application software is a modified version of one purchased from a third party. The Company's personnel have assessed, modified and installed the modified programs into a test environment. Testing by the Company's information system personnel is complete, including advancing the system date to the Year 2000, and all programs functioned as expected. The Company has successfully completed user testing of all mission critical programs and the Year 2000 compliant programs have been installed domestically. These same systems and programs are used by the majority of the Company's subsidiaries and those installations have begun and are scheduled to be complete during the fourth quarter of 1999. In general, the Company is ahead of its schedule for this project and has met all internal milestones. For those subsidiaries using other systems, either those systems have been certified as Year 2000 compliant or plans are in place to upgrade or replace with the Company's principal system.

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

                            STAAR SURGICAL COMPANY



Date:  November 15,  1999                     By: /s/  WILLIAM C. HUDDLESTON
                                              --------------------------------
                                                     William C. Huddleston
                                                  Chief Financial Officer and
                                                     Duly Authorized Officer
                                                   (principal accounting and
                                                            financial
                                                    officer for the quarter)