Form 10-K405
period 1999-12-31
STAAR SURGICAL COMPANY
filed 2000-03-30
CIK 718937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  Annual

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ___________

Commission file number:  0 - 11634
                         ---------

                             STAAR SURGICAL COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              95-3797439
    -------------------------------             ------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

             1911 Walker Avenue
            Monrovia, California                             91016
   ----------------------------------------                 ---------
   (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code):  (626) 303-7902
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $148,100,000 based upon the closing price per share of the Common Stock of $12.25 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of March 27, 2000:

                  Common Stock, $.01 Par Value -- [[14,728,316]] shares
                  --------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

                                   ADVISEMENT

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS, BUT RATHER ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE INDUSTRY, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "MAY," "COULD," "WOULD," "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "PROJECTS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT, ARE DIFFICULT TO PREDICT AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN THE FORWARD-LOOKING STATEMENTS. DO NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S VIEW ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K.

                                    PART I
                                    ------
ITEM 1.       BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

              STAAR Surgical Company ("STAAR" or the "COMPANY") (Nasdaq
National Market symbol "STAA") was incorporated in California in 1982 as a successor to a partnership which was created for the purpose of developing, producing, and marketing Intraocular Lenses ("IOLs") and other products for minimally invasive ophthalmic surgery. The Company was reincorporated in Delaware in April 1986. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients suffering from refractive conditions, cataracts and glaucoma. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include its Implantable Contact Lenses (ICL(TM)) and Toric(TM) Intraocular Lens. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of IOLs and the Wave(TM) Phacoemuslification Machine. The Company's AQUA-FLOW(TM) device is used in preventing the deterioration of vision in patients afflicted with glaucoma. The Company also sells other instruments, devices and equipment which are manufactured either by the Company or by others in the ophthalmic products industry. Unless the context indicates otherwise, the terms "STAAR" or the "Company" as used herein refer to STAAR Surgical Company and its consolidated subsidiaries. Highlights of the general development of the Company's business during 1999 are discussed below.

              During the year ending December 31, 1999, the Company continued to focus on expanding its product markets to include refractive and glaucoma products as well as cataract products, and also continued to expand global sales of its products, thereby increasing its international revenues. Revenues for 1999 were $59.2 million, an increase of $4.1 million, or more than 7.4%, from 1998. Net earnings for 1999 amounted to $2.2 million, or $0.15 per diluted share, compared to $2.5 million, or $0.17 per diluted share, reported in 1998. Significant operational matters which affected net earnings for 1999 included sizeable research expenses relating to the clinical trials of the ICLs(TM) and the AQUA-FLOW(TM) glaucoma device in the United States and the clinical trials of the ICL(TM) lenses in Canada, and increased marketing expenses, which will continue into 2000, to prepare for the launch of the Company's collamer IOL. Finally, the Company made a significant investment in laser technology by leasing five excimer lasers through its subsidiary, Laser Implant and Technology Centers, a Delaware corporation ("LITC"). LITC provides the use of the excimer lasers to ophthalmologists in exchange for a per patient service fee.

              The clinical trials of the Company's newer products, the ICL(TM) and AQUA-FLOW(TM) glaucoma device, continued to progress during 1999. The Company completed the enrollment for the clinical trial, of its ICL(TM) for the correction of myopia, completed Phase II clinical trials and began Phase III clinical trials of its ICL(TM) for the correction of hyperopia, and completed enrollment for the clinical trials for the AQUA-FLOW(TM) glaucoma device. In recognition of the continued need for better products to correct cataractous conditions in a population that, world-wide, is aging, the Company developed the Collamer IOL(TM), made from a highly biocompatible proprietary Collamer material. The Company filed an application for pre-market approval of this product with the United States Food and Drug Administration ("FDA") and, in anticipation of receiving pre-market approval, the Company began tooling for its manufacture and preparing for its launch into the market place in the year 2000. In 1999 the Company also began feasibility studies relating to the development of a Toric ICL(TM) to correct or improve astigmatism in both myopic (near-sighted) and hyperopic (far-sighted) individuals. Finally, 1999 also saw the acquisition by the Company of a majority of the outstanding shares of common stock of Circuit Tree Medical, Inc., the manufacturer of the WAVE(TM) phacoemulsification machine, which the Company believes is superior to other phacoemulsification machines in the marketplace.

               In November 1998 the Company received FDA marketing clearance to begin selling the Toric(TM) IOL in the United States. The Toric IOL(TM) is the only intraocular lens designed to reduce pre-existing astigmatism in cataract patients. The Company believes that approximately one in every five cataract patients has a pre-existing astigmatism, and that the Toric(TM) IOL will, therefore, be an attractive product to ophthalmologists and eye-care professionals. Besides having FDA approval to market the Toric(TM) lens in the United States, the Company has obtained the CE Mark for this lens, which permits the Company to market the lens in countries belonging to the European Union. During 1999 the Company filed an application with the Health Care Financing Administration to have the Toric(TM) IOL designated as a "new technology". The "new technology" designation allows surgeons to receive an additional $50 per lens above the standard Medicare reimbursement rate for the next five years. The Company believes that the higher reimbursement rate will be an incentive to physicians to implant the Toric(TM) IOL when appropriate, thereby smoothing the way to marketplace acceptance of the product and increasing the Company's revenues.

               In 1999 the Company completed beta site testing of the Wave(TM) Phacoemulsification Machine, which removes the cataractous debris resulting from the destruction of the patient's natural lens during cataract surgery. The Company will re-introduce the Wave(TM) Phacoemulsification Machine to the United States market during 2000.


               1999 also saw the Company's investment in laser technology. Through its subsidiary, LITC, the Company leased five excimer lasers which are used by ophthalmologists in exchange for a per patient usage fee.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

               In 1998 the Company began expanding its marketing focus beyond the cataract market to include the refractive and glaucoma markets as well. However, during 1999 the cataract market remained the primary source of the Company's revenues. See NOTE 16 TO THE CONSOLIDATED FINANCIAL STATEMENTS, for geographic segments. The Company operates as one business segment.

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

               REFRACTIVE VISION CORRECTION Data obtained from the U.S. Census Bureau and American Academy of Ophthalmology as well as reports by industry analysts indicate that, in the United States, approximately 136 million people are in need of some type of vision correction. Of this group, approximately 71 million (52%) had some degree of myopia (near-sightedness), approximately 65 million (48%) had some degree of hyperopia (far-sightedness), and approximately 45 million (33%) had some degree of astigmatism. Most individuals over age 45 also had presbyopia (far-sightedness resulting from a loss of elasticity in the lens of the eye, usually as a result of aging). Approximately 25 million (35%) of those individuals with myopia had moderate to high myopia, which is defined as greater than 2.5 diopters and 23 million (35%) of those individuals with hyperopia had moderate to high hyperopia, which is defined as greater than 2.0 diopters. The Company believes that its ICL(TM) will address the vision correction needs of patients with moderate to high myopia, moderate to high hyperopia and astigmatism. The market outside of the United States is larger than the United States market. Approximately 50% of the world's population needs some form of vision correction and more than $25 billion is spent annually, worldwide, on correcting vision problems.

               In the United States, people are seeking to correct their vision by means other than glasses and contact lenses. In 1999, approximately 970,000 laser procedures were performed to correct vision problems. Analysts have projected that this market will grow to over 3 million procedures per year by 2002. Some analysts have even predicted that in the year 2000, over 1.6 million laser procedures will be performed. (Each eye is counted as a separate procedure.) The Company believes that the laser market is creating awareness about alternatives to glasses and contact lenses. The Company anticipates that this growing awareness will make it easier for the Company to enter the refractive products market in the United States if its ICLs(TM) are approved.

               CATARACT TREATMENT Cataracts occur in varying degrees in approximately one-half of Americans age 65 or older. Industry sources estimate that approximately 2.4 million IOLs were implanted in the United States in 1999, generating approximately $251 million in sales. The Company believes that approximately 2.5 million IOLs were implanted outside the United States during 1999 (not including China and Russia, for which no reliable data exists), generating an additional $250 million of sales. The Company believes that approximately 88% of the domestic market for IOLs in 1999 was held by foldable IOLs, compared to approximately 15% in 1992, and that approximately 60% of the international market share is presently held by foldable IOLs. The Company believes the share of the worldwide market held by foldable IOLs will continue to increase due to the benefits of foldable IOLs over hard IOLs.

               GLAUCOMA TREATMENT The treatment for glaucoma encompasses drug therapies as well as traditional and laser surgical procedures. There is no known cure for glaucoma. The most commonly prescribed glaucoma drugs either inhibit the build-up of intraocular fluid or promote increased drainage of intraocular fluid, in either case reducing intraocular pressure and eye damage. Traditional surgical procedures for glaucoma (trabeculectomies) and laser surgical procedures for glaucoma (trabeculoplasties) remove a portion of the trabecular meshwork to create a channel for fluid to drain from the eye. The selection of drug treatment over a trabeculectomy or trabeculoplasty is, in part, dependent upon the stage of the disease and the prevailing glaucoma treatment used in the country in which the treatment is prescribed.

               The Company believes that glaucoma currently afflicts approximately 4 million persons in the United States, and that the number of international cases exceeds that of the United States. The worldwide market for glaucoma drugs is approximately $1.4 billion. It is estimated that 125,000 trabeculectomies and 200,000 laser trabeculoplasties were performed in the United States alone in 1999, representing total expenditures of approximately $325 million. The Company believes glaucoma surgery is more prevalent than glaucoma drug therapy in certain foreign countries due to cost and other considerations.

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

               REFRACTIVE CORRECTION - IMPLANTABLE CONTACT LENSES(TM) (ICLS(TM)) ICLs(TM) are lenses implanted in the eye to permanently correct common refractive vision disorders including myopia, hyperopia and astigmatism. The ICL(TM) is targeted to persons afflicted with moderate to severe hyperopia and myopia (defined as more than two diopters) and for patients with astigmatism and other visual disorders.

               The ICL(TM) is folded and implanted into the eye behind the iris and in front of the natural lens using minimally invasive surgical techniques similar to implanting an IOL during cataract surgery, except that the human lens is not removed. The five minute to twenty minute surgical procedure to implant the ICL(TM) is typically performed with topical anesthesia on an outpatient basis.

               Management believes the use of an ICL(TM) affords a number of advantages over existing refractive surgical procedures, such as radial keratotomy, photo-refractive keratectomy and laser in-situs keratomileusis, including being able to: (i) potentially correct all levels of myopia and hyperopia and astigmatism; (ii) provide superior predictability of results;
(iii) enable faster recovery of vision and rehabilitation; (iv) produce potentially superior refractive results; and (v) potentially correct or improve other vision problems, such as amblyopia (lazy eye) and keratoconus (a condition causing marked astigmatism).

               The Company commenced commercial sales of ICLs(TM) in late 1996 on a limited basis in South Africa, China, and selected countries in Europe and South America. In August 1997 the Company received a CE Mark allowing it to sell the ICL(TM) in each of the countries comprising the European Union. In February 1997, the FDA granted the Company an investigational device exemption (IDE) to commence clinical studies consisting of three distinct phases within the United States. The Company has completed enrollment of Phase III of the IDE clinical trials for the correction of myopia and Phase II of the clinical trials for the correction of hyperopia, pursuant to which 350 ICLs(TM) for the correction of myopia and 72 ICLs(TM) for the correction of hyperopia have been implanted, and is presently engaged in Phase III of the IDE for the correction of hyperopia, pursuant to which 278 additional ICLs(TM) will be implanted. During the year 2000, the Company expects to submit an application to begin clinical trials for a Toric ICL(TM). No assurance can be given as to when or if the FDA will grant pre-market approval for the ICL(TM). See "UNCERTAINTIES AND RISK FACTORS - GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVAL" in Item 7.

               INTRAOCULAR LENSES (IOLS) AND RELATED CATARACT TREATMENT PRODUCTS The Company produces and markets a line of foldable IOLs for use in minimally invasive cataract surgical procedures. The Company's IOLs can be folded or otherwise deformed, and therefore can be implanted into the eye through an incision as small as 2.2 mm. Once inserted, the Company's IOL unfolds naturally into the capsular bag which previously held the cataractous lens. The primary advantages of using minimally invasive surgical procedures are:

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

               The Company's foldable IOLs come in two differently configured styles, the single-piece ELASTIC(TM) model, and the ELASTIMIDE(TM) model based upon the traditional three-piece design. The selection of one model over the other is primarily based upon the preference of the ophthalmologist, although the Company believes more experienced ophthalmologists prefer the single-piece ELASTIC(TM) model. Sales of foldable IOLs accounted for approximately 70% of total revenues for its 1999 fiscal year, approximately 71% of total revenues for its 1998 fiscal year and approximately 85% of total revenues for its 1997 fiscal year.

               The Company has developed and currently markets worldwide the Toric(TM) IOL, a toric version of its ELASTIC(TM) IOL, which is specifically designed for patients with pre-existing astigmatism. The Company is the only manufacturer to offer an IOL for astigmatism. The Toric(TM) IOL is the only
IOL that can include in its labeling that it improves uncorrected visual acuity. The Toric(TM) IOL serves as a crossover product for the Company between both the cataract and refractive markets and as such is the first refractive product offered by the Company in the United States. In July 1997 the Company received a CE Mark allowing it to sell the Toric(TM) IOL in each of the countries comprising the European Union, and in November 1998 received pre-market approval from the FDA to market this lens in the United States.

               During 1999 the Company began taking steps to launch its Collamer IOL, which the Company anticipates will receive FDA pre-market approval early in 2000. The Company believes that the Collamer IOL is superior to other IOLs in the marketplace due to the biocompatibility of the material from which it is made, which is better tolerated by the eye, thereby resulting in less irritation.

               Phacoemulsification (phaco) machines are used during cataract surgery to remove the patient's cataractous lens, usually through a small incision. The most desired equipment is efficient, reliable, easily maintained, and cost effective. There are approximately 1000 to 1500 phaco machines sold annually at prices ranging from $20,000 to $85,000. The market for this equipment ranges from $50 million to $100 million annually and the market for accessories such as hand pieces, surgical packs, and phaco tips ranges from $50 million to $75 million annually. During 1998, the Company introduced the Wave(TM) Phacoemulsification Machine, which the Company believes has more attractive features than the phaco machines it provided to the cataract products market in the past. The Wave(TM) Phacoemulsification Machine has 510(k) approval. The Company has applied for CE Mark approval for the Wave(TM) Phacoemulsification Machine and products ancillary to it.

               As part of its approach to providing a complete line of complementary products for use in minimally invasive cataract surgery, the Company also markets several styles of lens injectors and sterile cartridges used to insert its IOLs and several styles of disposable and reusable surgical packs and ultrasonic cutting tips to be used with the Wave(TM)
Phacoemulsification Machine.

               AQUA-FLOW(TM) GLAUCOMA DEVICE The AQUA-FLOW(TM) is a medical device surgically implanted into the eye to reduce intraocular pressure. It is made of a porous material that is compatible with human tissue and promotes drainage of excess eye fluid. The AQUA-FLOW(TM) device is specifically designed for patients suffering from open-angled glaucoma, which is the most prevalent type of glaucoma. In contrast to trabeculectomies and trabeculoplasties, implantation of the AQUA-FLOW(TM) device does not require penetration of the anterior chamber of the eye. Instead, a small flap of the outer eye tissue is folded back, the AQUA-FLOW(TM) device is placed above the trabecular meshwork and the outer flap is refolded into place. The AQUA-FLOW(TM) device swells to approximately five to ten times its original size, and is absorbed within six months to nine months after implantation, creating a new drainage pathway. The fifteen to forty-five minute surgical procedure to implant the AQUA-FLOW(TM) device is performed under local or topical anesthesia, typically on an outpatient basis.

               Management believes that the compatibility of the human eye with the material from which the AQUA-FLOW(TM) device is made and the minimally invasive nature of the surgery offer several advantages over continued use of drugs and existing surgical procedures, including: (i) greater effectiveness in treatment of the disease, (ii) a longer-term solution, (iii) reduced risk of surgical complications, and (iv) cost effectiveness.

               The Company believes the AQUA-FLOW(TM) device is an attractive product for: (i) managed care and health maintenance organizations and group purchasing organizations which desire to control their costs and at the same time provide their customers with a higher standard of health care; (ii) less developed countries which lack the resources and infrastructure to provide the continuous treatments mandated by drug therapy; and (iii) ophthalmic surgeons who have traditionally referred their patients to glaucoma specialists. Adoption by ophthalmic surgeons, however, will be dependent upon the rate at which they learn to perform the surgical procedure or at which instrumentation is developed to simplify the procedure. The Company will promote this product by using both training courses and its highly-trained technical sales force to educate surgeons. See "UNCERTAINTIES AND RISK FACTORS - RISKS RELATING TO COMMERCIALIZATION OF NEW PRODUCTS" in Item 7."

               The Company introduced the AQUA-FLOW(TM) device in late 1995 for commercial sale on a limited basis in South Africa and selected countries in Europe and South America. In August 1997 the Company received a CE Mark for the AQUA-FLOW(TM) device, allowing it to be sold in each of the countries comprising the European Union. In November 1997, the FDA granted the Company an IDE permitting the Company to conduct a single-phase clinical study and to implant the AQUA-FLOW(TM) device in 195 patients. The enrollment has been concluded and a pre-market application to the FDA for approval of the AQUA-FLOW(TM) device for marketing in the United States should be completed in the latter part of 2000. No assurance can be given that the clinical study will be successful and, if it is successful, as to when or if FDA approval to sell this product will be obtained. See "UNCERTAINTIES AND RISK FACTORS - GOVERNMENT REGULATION AND UNCERTAINTY OF

PRODUCT APPROVAL" in Item 7.

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

               The Company's products are sold domestically through a network of independent regional manufacturers representatives and their territorial representatives as well as through the Company's sales force. International sales are primarily conducted through the Company's subsidiaries, which sell through direct and independent sales representatives. In countries where the Company's subsidiaries do not have a direct presence, sales are conducted through country or independent area medical distributors.

                  The Company markets its products to ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations. No material part of the Company's business, taken as a whole, is dependent upon a single or a few customers.

SOURCES AND AVAILABILITY OF MANUFACTURING MATERIALS

               The Company principally manufactures its IOLs at its facilities located in California and Switzerland, and its AQUA-FLOW(TM) glaucoma device and ICLs(TM) at its facilities located in Switzerland. Many components of the Company's products are purchased to its specifications from suppliers or subcontractors. Most of these components are standard parts available from multiple sources at competitive prices. The Company presently has one supplier of silicone, the principal raw material for its silicone IOLs, although it can purchase this raw material from several distributors. Similarly, certain items used by the Company in its disposable surgical packs are provided by a single supplier. The Company also purchases products manufactured by others in the eye care industry. If any of these supply sources becomes unavailable, the Company believes that it would be able to secure alternate supply sources within a short period of time and with minimal or no disruption.

               The Company's Wave(TM) Phacoemulsification Machine is manufactured for the Company by its subsidiary, Circuit Tree Medical, Inc. The components used in the manufacture of the Wave(TM) Phacoemulsification Machine are available from multiple sources at competitive prices.

INTELLECTUAL PROPERTY AND LICENSES

               The Company and/or its licensors have pending patent applications and issued patents in various countries relating specifically to the Company's products or various aspects thereof, including the Company's core patent (the "MAZZOCCO PATENT") relating to methods of folding or deforming an IOL or ICL(TM) for use in minimally invasive surgery. The Mazzocco Patent was granted by the United States Patent Office in March 1986 to Dr. Thomas Mazzocco, M.D., a practicing ophthalmologist and a co-founder of the Company. The Company has since obtained patent protection for the Mazzocco Patent or made application for such protection in certain foreign countries. The Company has also acquired or applied for several patents for insertion devices, glaucoma devices and other products for ophthalmic use. The Mazzocco Patent will expire in the year
2003. The Mazzocco Patent is of material importance to the cataract products segment of the market, however, the Company's patent portfolio has expanded so that the Company is not solely dependent upon the Mazzocco Patent for protection of its technology in the minimally invasive eye surgery market.

               In May 1995, Intersectional Research and Technology Complex Eye Microsurgery (IRTC) granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell IRTC's glaucoma devices in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the countries in the Commonwealth of Independent States (the former Union of Soviet Socialists Republic) and China. In January 1996, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell implantable contact lenses using IRTC's biocompatible materials in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the Commonwealth of Independent States. The terms of these licenses extend for the life of the patents. In connection with these licenses, IRTC also assigned to the Company its patent for its biocompatible material, which the Company uses in manufacturing its ICLs(TM) and some of its IOLs. The Company has since adopted IRTC's biocompatible material and glaucoma device design for the Company's AQUA-FLOW(TM) glaucoma device, and has incorporated IRTC's biocompatible materials for use with the Company's proprietary ICL(TM) design. These patents and the technology rights are of material importance to the Company's refractive products market segment. Each of these patents will expire in the year 2009. The Company is continuing to expand its patent portfolios of refractive and glaucoma products so that it does not become dependent on the patent of any single product.

               During 1999, in connection with its acquisition of a majority of the outstanding shares of Circuit Tree Medical, Inc. the Company acquired patents related to the Wave (TM) phacoemulsification machine and other related technologies.

               The Company has registered the mark "STAAR" and its associated logo with the United States Patent and Trademark Office. The Company also has common law trademark rights to other marks and has applied for registration for some of these marks.

               Although the Company believes that it has all rights necessary to market its products and services without infringing upon any patents, copyrights or trademarks held by others, there can be no assurance that conflicting patent, copyright or trademark rights do not exist. If such claims were to exist, the Company may be unable to take advantage of the brand name recognition it is attempting to build or to continue manufacturing and marketing its products. In addition, such claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company relies on trade secret protection and confidentiality and/or license agreements with its consultants, customers, partners and others to protect its proprietary rights. Effective intellectual property protection may not be guaranteed or even available in every country in which the Company's products are distributed or made available. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets. Litigation to enforce and/or defend intellectual property rights is costly. There can be no assurance that the Company will be able to successfully defend its patents and proprietary rights in the future. See "UNCERTAINTIES AND RISK FACTORS - PATENTS AND PROPRIETARY RIGHTS" in Item 7.

               The Company has granted licenses to certain of its patents, trade secrets and technology, including its foldable technology, to other companies for use in connection with their cataract products. The licenses under the patents extend for the life of the patents. The licensees include Allergan Medical Optics ("AMO"), Alcon Surgical, Inc. ("Alcon"), Bausch & Lomb Surgical ("Bausch & Lomb"), Mentor Corporation ("Mentor"), Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") and Canon STAAR, a joint venture owned equally by the Company and Canon, Inc. and Canon Sales Co., Inc. Included in some of the licenses granted are licenses to certain of the Company's patented foldable technology which were granted on an exclusive basis to Canon STAAR (for Japan only), on a non-exclusive basis to Alcon, Bausch & Lomb, Mentor and Canon STAAR (with respect to the world other than Japan), and on a co-exclusive basis to AMO. At the time these licenses were granted, the Company received substantial pre-payments of royalties on all but one of the licenses. The pre-payment periods on many of these licenses have since lapsed or will lapse in the near future. The Company's business strategy is not dependent upon realizing royalties from these licenses in the future.

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

               The Company's ICL(TM) will face significant competition in the marketplace from products which improve or correct refractive conditions, such as corrective eyeglasses and external contact lenses, and particularly from providers of conventional and laser surgical procedures. This competition results primarily from the fact that these are products long established in the marketplace and familiar to patients in need of refractive correction. Furthermore, corrective eyeglasses and external contact lenses are more easily obtained, in that a prescription is usually written following a routine eye examination in a doctor's office, without admitting the patient to a hospital or surgery center. The Company believes the following providers of laser surgical procedures comprise its primary competition in the marketplace for patients requiring refractive corrections: Summit Technology, Inc. ("Summit"), VISX, Incorporated ("VISX"), Sunrise Medical, Bausch & Lomb and Nidek Co., Ltd. Excimer lasers for photo-refractive keratectomy which are manufactured and marketed by Summit, VISX and Nidek Co., Ltd. are the only products which have received pre-market approval from the FDA for sale within the United States. KeraVision, Inc. is developing the corneal ring, which corrects vision by changing the shape of the cornea through surgically implanted rings of different shapes and strengths.

               The Company believes its primary competition in the development and sale of products used to surgically correct cataracts, namely foldable IOLs and phacoemulsification machines, includes Bausch & Lomb, AMO, Alcon, Pharmacia & Upjohn, and Mentor. Each of these competitors is a licensee of the Company's foldable technology. Significant competitors in the hard IOL market include Bausch & Lomb, AMO, Pharmacia & Upjohn, Alcon and Mentor. These competitors have been established for longer periods of time than the Company and have significantly greater resources than the Company, factors that give them the advantages of greater name recognition and larger sales operations.

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

               CLINICAL REGULATORY REQUIREMENTS WITHIN THE UNITED STATES Under the "Medical Device Amendments of 1976" (the "Medical Device Act"), a section of the Federal Food, Drug & Cosmetic Act, the FDA has the authority to adopt regulations that: (i) set standards for medical devices; (ii) require proof of safety and effectiveness prior to marketing devices which the FDA believes require pre-market clearance; (iii) require test data approval prior to clinical evaluation of human use; (iv) permit detailed inspections of device manufacturing facilities; (v) establish "good manufacturing practices" that must be followed in device manufacture; (vi) require reporting of product defects to the FDA; and (vii) prohibit device exports that do not comply with the Medical Device Act unless they comply with established foreign regulations, do not conflict with foreign laws, and the FDA and the health agency of the importing country determine export is not contrary to public health. Most of the Company's products are "medical devices intended for human use" within the meaning of the Medical Device Act and are, therefore, subject to FDA regulation.

               The Medical Device Act establishes complex procedures for compliance based upon FDA regulations that designate devices as Class I (general controls, such as compliance with labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval application ("PMAA") before commercial marketing). Class III devices are the most extensively regulated because the FDA has determined they are life-supporting, are of substantial importance in preventing impairment of health, or present a potential unreasonable risk of illness or injury. The effect of assigning a device to Class III is to require each manufacturer to submit to the FDA a PMAA that includes information on the safety and effectiveness of the device.

               A medical device that is substantially equivalent to a directly related medical device previously in commerce may be eligible for the FDA's abbreviated pre-market notification "510(k) review" process. FDA 510(k) clearance is a "grandfather" process. As such, FDA clearance does not imply that the safety, reliability and effectiveness of the medical device has been approved or validated by the FDA, but merely means that the medical device is substantially equivalent to a previously cleared commercially-related medical device. The review period and FDA determination as to substantial equivalence should be made within 90 days of submission of a 510(k) application, unless additional information or clarification or clinical studies are requested or required by the FDA. As a practical matter, the review process and FDA determination often take significantly longer than 90 days.

               The Company's IOLs, ICLs(TM), lens injectors and AQUA-FLOW(TM) glaucoma device are Class III devices, and its Phaco equipment, ultrasonic cutting tips and surgical packs are Class II devices. With the exception of the collamer IOL, the Company has received FDA pre-market approval for its IOLs (including the Toric(TM) IOL), and FDA 510(k) clearance for its phacoemulsification equipment, lens injectors, ultrasonic cutting tips and surgical packs. During 1999, the Company completed the enrollment for Phase III of the clinical study of the ICL(TM) that corrects myopic conditions and began Phase III of the clinical study of the ICL(TM) that corrects hyperopic conditions. At this time the Company plans to submit applications to the FDA for pre-market approval of its ICL(TM) products in late 2002 or early 2003. The Company has also completed enrollment for the clinical trials of its AQUA-FLOW(TM) glaucoma device and plans to submit an application for pre-market approval as soon as the FDA permits it to do so.

               To comply with the Medical Device Act, the Company has incurred, and will continue to incur, substantial costs relating to laboratory and clinical testing of new products and the preparation and filing of documents in the formats required by the FDA. The process of obtaining marketing clearance from the FDA for new products and existing products can be time-consuming and expensive, and there is no assurance that such clearances will be granted. The Company also may encounter delays in bringing new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness.

               As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continuing review by the FDA and various state agencies to insure compliance with good manufacturing practices. These agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. These regulations depend heavily on administrative interpretation by the various agencies, and can be influenced by adverse publicity and political pressure. There can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. A determination that the Company is in violation of such regulations could lead to imposition of various penalties, including the issuance of warning letters, injunctive relief, consent decrees, product recalls or product seizures.

               In California, the Company is also subject to regulation by the local Air Pollution Control District and the United States Environmental Protection Agency as a result of some of the chemicals used in its manufacturing process.

               Medical device laws and regulations similar to those described above are also in effect in some of the countries to which the Company exports its products. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications.

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

               As of June 14, 1998 the member countries of the European Union (the "Union") require that all medical products sold within their borders carry a Conformite' Europeenne Mark (CE Mark). The CE Mark denotes that the applicable medical device has been found to be in compliance with guidelines concerning manufacturing and quality control, technical specifications and biological/chemical and clinical safety. The CE Mark supersedes all current medical device regulatory requirements for Union countries. The Company has obtained the CE Mark for all of its principal products (with the exception of the Wave(TM) Phacoemulsification Machine), including its ICLs(TM), IOLs (including the Toric(TM) IOL), and AQUA-FLOW(TM) glaucoma device.

               OTHER REGULATORY REQUIREMENTS Sales of the Company's products may be affected by health care reimbursement practices. For example, in January 1994, the Health Care Financing Administration adopted rules that limit
Medicare reimbursement for IOLs implanted in ambulatory surgical centers to a flat fee of $150 and for IOL's implanted in hospitals to $150 plus 50% of cost.

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

RESEARCH AND DEVELOPMENT

               The Company is focused on furthering technological advancements in the ophthalmic products industry through continuous development and innovation of ophthalmic products and materials and related surgical techniques to promote these products. The Company maintains an active internal research and development program comprised of 17 employees. Over the past year, the Company has principally focused its research and development efforts on: (i) developing the Company's Toric ICL(TM), an enhanced AQUA-FLOW(TM) glaucoma device and IOLs and ICLs(TM) for the correction of presbyopia, (ii) improving insertion and delivery systems for the Company's foldable products; (iii) generally improving the manufacturing systems and procedures for all products to reduce manufacturing costs; (iv) improving the Company's phacoemulsification equipment; and (v) developing products for the refractive market. Research and development expenses amounted to approximately $4,339,000, $3,570,000 and $3,936,000 for the Company's

1999, 1998 and 1997 fiscal years, respectively.

ENVIRONMENTAL MATTERS

               The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations in each country where the Company has a business presence. Although the Company makes capital expenditures for environmental protection when required, it does not anticipate any significant expenditures in order to comply with such laws and regulations which would have a material impact on the Company's capital expenditures, earnings or competitive position. The Company is not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on the Company's financial position. There can be no assurance, however, that environmental problems relating to properties operated by the Company will not develop in the future, and the Company cannot predict whether any such problems, if they were to develop, could require significant expenditures on the part of the Company. In addition, the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

SIGNIFICANT SUBSIDIARIES

               The Company's only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company's products, including the ICLs(TM) and its AQUA-FLOW(TM) glaucoma device. The Company and STAAR Surgical AG have also formed or acquired a number of direct or indirect owned subsidiaries to distribute and market the Company's products in selected foreign countries. STAAR Surgical AG also controls 80% of a major European sales subsidiary that distributes both the Company's products and products from various competitors.

EMPLOYEES

               The Company and its subsidiaries had a total of 281 employees as of December 31, 1999, including 56 in administration, 75 in marketing and sales, 17 in research and development and technical services and 133 in manufacturing, quality control and shipping.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

               Approximately $28,658,000, $25,345,000 and $30,397,000 of the
Company's overall revenues were generated in the United States for its 1999, 1998 and 1997 fiscal years, respectively, constituting approximately 48%, 46% and 67% of its overall revenues for such fiscal years, respectively. The Company believes that international markets represent a significant opportunity for continued growth. Europe, which is the Company's principal foreign market, generated approximately $23,995,000, $26,453,000 and $8,924,000 in revenues for the Company's 1999, 1998 and 1997 fiscal years, respectively, constituting approximately 41%, 48% and 20% of the Company's overall revenues for such respective fiscal years. The balance of the Company's foreign sales were distributed among the Asian/Pacific, Middle Eastern, South African and South American geographic areas. Most all products sold in 1999 were manufactured in the United States and Switzerland. SEE NOTE 16 TO THE CONSOLIDATED FINANCIAL STATEMENTS.


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

               The Company owns no real property. The Company's Monrovia, California facilities consist of leased industrial buildings of approximately 103,000 square feet. The leases expire between 2001 and 2003, and currently require aggregate payments of approximately $42,000 per month. STAAR Surgical AG's facilities in Nidau, Switzerland consist of a leased industrial building of approximately 11,000 square feet. The lease expires in 2000, and currently requires payments of approximately $10,000 per month. The Company believes its properties to be suitable and adequate for its purposes.


ITEM 3.        PENDING LEGAL PROCEEDINGS

               The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.


                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

               The Company's Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") National Market under the symbol "STAA." The following table sets forth the reported high and low sale prices of the Common Stock as reported by Nasdaq for the calendar periods indicated:

                                 PERIOD               HIGH          LOW
                                 ------               ----          ---

               1999:          Fourth Quarter          12.375        9.375
                              Third Quarter           16.250       10.500
                              Second Quarter          13.875        7.375
                              First Quarter           10.938        7.125

               1998:          Fourth Quarter         $10.000      $ 6.875
                              Third Quarter           14.500        6.250
                              Second Quarter          16.063       10.250
                              First Quarter           17.625       14.438

               The last reported sale price for the Company's Common Stock on the Nasdaq National Market on March 27, 2000 was $12.25 per share. As of March 27, 2000, there were approximately 879 record holders of the Common Stock.

               The Company has not paid any cash dividends on its Common Stock since its inception. The Company currently anticipates that all income will be retained to further develop the Company's business and that no cash dividends on the Common Stock will be declared in the foreseeable future.


ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

               The following table sets forth selected consolidated financial data of the Company with respect to the Company's five most recent fiscal years ended December 31, 1999, January 1, 1999, January 2, 1998, January 3, 1997, and December 29, 1995. The selected consolidated statement of income data set forth below for each of the Company's three most recent fiscal years, and the selected consolidated balance sheet data set forth below at December 31, 1999 and January 1, 1999, are derived from the Consolidated Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this Annual Report. The selected consolidated statement of income data set forth below for each of the two fiscal years in the periods ended January 3,1997, and December 29, 1995, and the consolidated balance sheet data set forth below at January 2, 1998, January 3, 1997, and December 29, 1995, are derived from the Company's audited consolidated financial statements not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, and the Notes thereto, included elsewhere in this Annual Report, and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in
Item 7.

                                                                       Fiscal Year Ended
                                                 -------------------------------------------------------
                                                 December      January     January     January    December
                                                    31,         1,          2,          3,         29,
                                                   1999        1999        1998        1997       1995
                                                 --------    --------    --------    --------   --------
                                                           (In thousands, except per share data)
Statement of Operations Data:
Sales ........................................   $ 58,955    $ 54,244    $ 42,480    $ 41,213   $ 34,180
Royalty and other income .....................        253         899       3,040       1,000        514
                                                 --------    --------    --------    --------   --------
   Total revenues ............................     59,208      55,143      45,520      42,213     34,694
Cost of sales ................................     22,935      18,533      10,262      10,196      8,441
                                                 --------    --------    --------    --------   --------
   Gross profit ..............................     36,273      36,610      35,258      32,017     26,253
Selling general and administrative
   General and administrative ................      7,939       6,770       6,334       5,628      5,000
   Marketing and selling .....................     19,879      18,709      12,719      12,227     10,911
   Research and development ..................      4,339       3,570       3,936       4,085      3,254
                                                 --------    --------    --------    --------   --------
      Total selling general and
        administrative........................     32,157      29,049      22,989      21,940     19,165
                                                 --------    --------    --------    --------   --------
Operating income .............................      4,116       7,561      12,269      10,077      7,088
                                                 --------    --------    --------    --------   --------
      Total other income (expense) ...........       (681)       (763)       (579)        153        303
                                                 --------    --------    --------    --------   --------
Income before income taxes, minority
  interest and cumulative effect of
  change in accounting method ................      3,435       6,798      11,690      10,230      7,391
Income tax provision (benefit)(1) ............        862       1,999       4,271       3,339        (91)
Minority Interest ............................        419         662          --          --         --
                                                 --------    --------    --------    --------   --------

Net income before accounting change ..........      2,154       4,137       7,419       6,891      7,482
Cumulative effect of accounting change .......         --      (1,680)
Net income ...................................   $  2,154    $  2,457    $  7,419    $  6,891   $  7,482
                                                 ========    ========    ========    ========   ========


Diluted income per share before effect of
change in accounting method ................     $   0.15    $   0.29    $   0.53    $   0.50   $   0.55
                                                 ========    ========    ========    ========   ========

Basic net income per share ...................   $   0.15    $   0.18    $   0.57    $   0.53   $   0.59
                                                 ========    ========    ========    ========   ========

Diluted net income per share .................   $   0.15    $   0.17    $   0.53    $   0.50   $   0.55
                                                 ========    ========    ========    ========   ========

Weighted average number of basic shares ......     14,157      13,542      13,124      12,910     12,756
Weighted average number of diluted shares ....     14,756      14,268      14,113      13,867     13,679


BALANCE SHEET DATA:
Working capital ..............................     25,590    $ 26,925    $ 24,936    $ 15,000   $ 16,335
Total assets .................................     85,273      73,290      62,391      52,056     38,803
Notes payable and current portion of
long-term debt ...............................      2,691       2,312       1,608       8,193      4,029
Long-term debt ...............................     13,673      10,021       5,750         844      1,212
Stockholders' equity .........................     52,684      47,706      44,783      36,604     28,678

(1)      Includes recognition of deferred tax asset of $900,000 for 1995.

               The following table sets forth unaudited operating data for each of the specified quarters of the fiscal years ended December 31, 1999 and January 1, 1999. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding. The unaudited quarterly financial data presented below has not been subject to a review of BDO Seidman, LLP, the Company's independent certified public accountants.

      For the Fiscal Year Ended         First Quarter    Second Quarter    Third Quarter     Fourth Quarter
          December 31, 1999
                                                  (in thousands except per share data)
Revenues                                       14,783            14,774           13,824           $ 15,827
Gross Profit                                    9,038             9,285            8,846              9,104
Income Before Accounting Change                   673               677              527                277
Basic Income Per Share                            .05               .05              .04                .02
Diluted Income Per Share                          .05               .05              .04                .02

      For the Fiscal Year Ended
           January 1, 1999

Revenues                                    $  14,101          $ 13,983        $  12,901           $ 14,158
Gross Profit                                    9,817            10,155            8,323              8,315
Net Income                                      1,675             1,523           398(1)                591
Basic Income Per Share                           0.13              0.11          0.03(1)               0.04
Diluted Income Per Share                         0.12              0.11          0.03(1)               0.04

(1) Income before cumulative effect of change in accounting method for start-up expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Except for the historical information contained in this Annual Report, the matters discussed in Management's Discussion And Analysis Of Financial Condition And Results Of Operations are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the discussion of such matters in the forward-looking statements.

Results of Operations

          The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's income statement for the period indicated and the percentage increase or decrease in such items over the prior period.

                                                          Percentage of Total Revenues      Percentage Change
                                                        -------------------------------   ---------------------
                                                                Fiscal Year Ended           Fiscal Year Ended
                                                         December    January    January       1998       1997
                                                            31,         1,         2,          vs.        vs.
                                                           1999       1999       1998         1999       1998
                                                        ---------   --------    -------     --------    -------
Total revenues.........................................   100.0%       100.0%     100.0%        7.4%      21.1%
Cost of sales  ........................................    38.7         33.6       22.5        23.7       80.6
                                                          -----        -----      -----
Gross profit  .........................................    61.3         66.4       77.5         (.9)       3.8
                                                          -----        -----      -----
Costs and expenses:
   General and administrative  ........................    13.4         12.3       13.9        17.3        6.9
   Marketing and selling  .............................    33.6         33.9       27.9         6.3       47.1
   Research and development  ..........................     7.3          6.5        8.6        21.5       (9.3)
                                                          -----        -----      -----
      Total costs and expenses  .......................    54.3         52.7       50.5        10.7       26.4
                                                          -----        -----      -----
Operating income  .....................................     7.0         13.7       27.0       (45.6)     (38.4)
Other expense, net ....................................    (1.2)        (1.4)      (1.3)      (10.6)      31.7
                                                          -----        -----      -----
Income before income taxes  ...........................     5.8         12.3       25.7       (49.5)     (41.8)
Income tax provision  .................................     1.5          3.6        9.4       (56.9)     (20.3)

Accounting Change-Elimination of Minority Interest.....      .7          4.2        ---       (82.1)     100.0
                                                          -----        -----      -----
Net income  ...........................................     3.6%         4.5%      16.3%      (12.3)%    (66.9)%
                                                          =====        =====      =====

1999 Fiscal Year Compared to 1998 Fiscal Year

          Revenues. Revenues for the year ended December 31, 1999 were $59.2 million, representing a 7.4% increase over the $55.1 million in revenues for the year ended January 1, 1999. The primary reasons for the increase in revenues were increased IOL market share in the United States which had been lost in 1998 due to a new product introduction by a competitor, increased revenue from the sales of the Toric(TM) IOL, increased revenue from sales of the Company's ICLs(TM) and revenue from new activities in the United States. Incremental revenues from the increase in United States IOL market share, exclusive of increases related to sales of the Company's Toric(TM) IOL, amounted to approximately $1.1 million, incremental revenue from the Company's Toric(TM) IOL and the Company's ICLs(TM) was approximately $1.5 million and $1.1 million respectively. During 1999 the Company formed a wholly owned subsidiary that operates refractive laser centers and began selling custom surgical packs to its U.S. customers. Revenue from these new activities accounted for approximately $1.0 million. These increases were offset partially due to a decline in other revenue.

          The Company is expanding its market focus beyond the cataract market to also include the refractive and glaucoma markets. The Company anticipates its growth in the refractive and glaucoma product markets will increase significantly as the Company's refractive lenses (ICL(TM) and Toric(TM) IOL) and its glaucoma (AQUA-FLOW(TM)) product lines continue to gain market acceptance. The Company believes its sales of products used for the treatment of cataracts will grow with its increased international presence, its U.S. approval of new products such as its Collamer(TM) IOL and the reintroduction of the WAVE(TM) Phacoemulsification Machine.

          Cost of Sales. Cost of sales increased to 38.7% of revenue for the year ended December 31, 1999 from 33.6% of revenue for the year ended January 1, 1999. The primary reasons for this 5.1% increase relates to lower average selling prices for IOLs, higher cost to manufacture during the second half of 1998 and early 1999 and in a shift in product mix to the three-piece Elastimide lens which, by its design, is more costly to manufacture. The decline in average selling price was due in part to the addition of a very large customer and the bulk sale of IOLs during the fourth quarter at lower than average pricing. The reduced sales in 1998 resulted in lowered production activity in the second half of 1998 and early 1999 therefore, the units produced in those time periods reflected a higher per unit cost from absorption of fixed expenses. Additionally new activities of 1999, laser centers and custom surgical packs, have a higher cost of sales as a percentage of sales when compared to the other products the Company offers. Anticipated increased sales of IOLs, the addition of the Collamer(TM) IOL manufacturing at the Company's California facility and the expected higher than current average selling prices for the Collamer(TM) IOL and Toric(TM) IOL, are expected to result in lower cost of sales as a percentage of sales for the 2000 fiscal year. The Company will not be able to reduce the costs of sales to levels attained in 1997 and prior years until sales of its refractive lenses and its AQUA-FLOW(TM) glaucoma device make up a larger percent of the Company's overall revenues.

          General and Administrative. General and administrative expense for the year ended December 31, 1999 was $7.9 million, or 13.4% of revenues, as compared to $6.8 million, or 12.3% of revenues for the prior fiscal year. This increase in dollars is primarily attributable to the Company starting to build the administrative infrastructure required to support the expected growth as its new products enter the marketplace. Additionally, there were increases in professional service fees, the costs of administration of the new laser center subsidiary, and travel and other expenses resulting from managing the sales subsidiaries. The increase as a percent of revenues was due to the expenses increasing at a rate greater than the current growth rate of revenues.

          Marketing and Selling. Marketing and selling expense for the year ended December 31, 1999 was $19.9 million or 33.6% of revenues, as compared to $18.7 million or 33.9% of revenues for the prior fiscal year. The primary reasons for this increase are the marketing costs related to the product launch of the Company's Toric(TM) IOL in 1999 and preparation for the product launch of the Collamer IOL in early 2000. Additionally the Company has continued to increase the expenses for product management to prepare for broader entry into the refractive and glaucoma markets.

          Research and Development. Research and development expense for the year ended December 31, 1999 was $4.3 million, or 7.3% of revenues as compared to $3.6 million or 6.5% of revenues for the year ended January 1, 1999. Research and development expense increased over the prior year due to increased spending related to monitoring of the clinical trials for the ICL(TM) for the correction of myopia, ICL(TM) for the correction of hyperopia and the AQUA-FLOW(TM) glaucoma device. Additionally expenses increased related to the completion of the patient enrollment and implants for the clinical trial for the ICL(TM) for the correction of myopia and increased expenditures for developing new injection technologies for IOLs and ICLs(TM). The Company expects continued expense of clinical monitoring as these studies continue and expects research and development expense to be in the range of $4.3 million to $4.6 million range.

          Other Expense or Income, Net. Other expense for the year ended December 31, 1999 was a net of approximately $.7 million or 1.2% of revenues as compared to approximately $.8 million or 1.4% of revenues for the prior year. The primary cause for the decrease in other expense was due to increased earnings from the Company's joint venture with Canon Staar.

          Income Tax Provision. Income tax provision decreased to $.9 million or 1.4% of revenues for the year ended December 31, 1999 compared to $2.0 million or 3.6% of revenues for the prior fiscal year. The reasons for the reduction stem from the Company's lower pretax earnings and the receipt of more than 50% of its revenues from international sources, where tax rates are more favorable.

1998 FISCAL YEAR COMPARED TO 1997 FISCAL YEAR

          REVENUES Revenues for the year ended January 1, 1999 were $55.1 million, representing a 21.1% increase over the $45.5 million in revenues for the year ended January 2, 1998. The primary reason for the increase in revenues were the acquisitions, in 1997 and early 1998, of European sales subsidiaries of ophthalmic products. Incremental revenues from these subsidiaries represented approximately $18.2 million. This increase in revenues was offset by a reduction of approximately $3.2 million dollars in sales in the United States as a result of the introduction by a competitor of a multi-focal IOL, a reduction in sales to Asia of approximately $.8 million as a result of the Asian monetary crisis, a reduction in European sales totaling approximately $1.1 million which occurred because a large distributor of the Company's products purchased his 1998 requirements in 1997, and a reduction of approximately $2.2 million in royalties and other revenues earned by the Company.

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

          COST OF SALES Cost of sales increased to 33.6% of revenue for the year ended January 1, 1999 from 22.5% of revenue for the year ended January 2, 1998. The primary reason for this 11.1% increase relates to the increase in sales of IOLs, ophthalmic instruments and equipment manufactured by others, as set forth above in "REVENUES."

          GENERAL AND ADMINISTRATIVE General and administrative expense for the year ended January 1, 1999 was $6.8 million, or 12.3% of revenues, as compared to $6.3 million, or 13.9% of revenues for the prior fiscal year. This increase in dollars is primarily attributable to two factors, namely retaining the services of a product manager for the AQUA-FLOW(TM) glaucoma device and travel and other expenses relating to managing the new sales subsidiaries. The decrease as a percent of revenues was due to the increase in revenues.

               MARKETING AND SELLING Marketing and selling expense for the year ended January 1, 1999 was $18.7 million or 33.9% of revenues, as compared to $12.7 million or 27.9% of revenues for the prior fiscal year. The primary reason for this increase in dollars and percentages was the addition, during 1997 and early 1998, of the sales subsidiaries, which added more than $18.2 million in revenues for the 1998 fiscal year, and costs related to the launch, in the United States, of the Toric(TM) IOL.

               RESEARCH AND DEVELOPMENT Research and development expense for the year ended January 1, 1999 was $3.6 million, or 6.5% of revenues as compared to $3.9 million or 8.6% of revenues for the year ended January 2, 1998. Research and development expense has remained fairly consistent over the past four years in the range of $3.5 million to $4.0 million range. The reason for the decrease in the 1998 fiscal year was the completion of research and development for several of the Company's new products, which was offset by increased spending related to monitoring the clinical trials for the Toric(TM) IOL, the Collamer(TM) IOL, the ICL(TM) and the AQUA-FLOW(TM) glaucoma device.

               OTHER EXPENSE OR INCOME, NET Other expense for the year ended January 1, 1999 was a net of approximately $ .8 million or 1.4% of revenues as compared to approximately $ .6 million or 1.3% of revenues for the prior year. The primary causes for the increase in other expense over the prior year were increased amortization expenses and royalty expense offset by decreased exchange losses and increased earnings from the Company's joint venture.

               INCOME TAX PROVISION Income tax provision decreased to $2.0 million or 3.6% of revenues for the year ended January 1, 1999 compared to $4.3 million or 9.4 % of revenues for the prior fiscal year. The reasons for the reduction stem from the Company's receipt of more than 50% of its revenues from international sources, where tax rates are more favorable, and the cumulative effect of accounting changes for costs associated with the launch of new products (referred to herein as "start-up costs") which were written off in the third quarter of 1998, thereby resulting in the Company's recognition of less income from United States sources.

               START-UP COSTS Effective September 30, 1998, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, customer, initiating a new process in an existing facility, or commencing some new operation.

                Although SOP 98-5 is in effect for fiscal years beginning after December 15, 1998, earlier application is encouraged. Accordingly, the Company elected early application and wrote-off the $1.7 million (net of tax benefit) of start-up costs that had been previously capitalized. In accordance with SOP 98-5, the write-off of such costs is being reported as a cumulative effect of change in accounting method. Also, in accordance with SOP 98-5, prior periods have not been restated.

LIQUIDITY AND CAPITAL RESOURCES

               The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, and the exercise of stock options and warrants.

               The Company's principal domestic credit facility is a line of credit originally entered into on a secured basis and refinanced on an unsecured basis in June 1997, June 1998, and June 1999, which currently allows the Company to borrow up to $10.0 million on a revolving basis, at a rate of interest not to exceed the prime interest rate, less 0.5% (or, at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus a margin of 1.25% to 1.75%, depending on the Company's funded debt to earnings before interest, taxes, depreciation and amortization coverage ratio). This line of credit expires in June 2002. Borrowings outstanding as of December 31, 1999 were approximately $8.8 million.

               In November 1997, the Company's domestic lender supplemented the Company's domestic credit facility by committing through March 31, 1998 to make additional advances to the Company of up to $5 million for business acquisitions. The Company borrowed $4.4 million from this facility in 1998 for the purchase of a European sales subsidiary. Any principal amounts borrowed pursuant to this commitment would be repaid in monthly installments of principal of $83,334 until such amounts were repaid. Interest on any such principal amounts borrowed will be payable monthly at a rate of interest not to exceed the prime interest rate, less 0.25% (or, at the election of the Company, if more than $100,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%). The note is due March 1, 2003. The principal amount outstanding as of December 31, 1999 was approximately $2.6 million.

               In July 1999, the Company's domestic lender supplemented the Company's domestic credit facility with a term note to the Company of $4 million. Borrowings are payable in monthly installments of $66,667 plus interest at a rate not to exceed the prime interest rate (8.50% at 12/31/99) less .25% (or at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%). The note is due August 1, 2004. The principal amount outstanding as of December 31, 1999 was approximately $3.8 million.

               The line-of-credit and the notes described above require the Company to satisfy certain financial tests and limits the amount of other indebtedness the Company may incur. The Company was in compliance with the financial restrictive covenants as of December 31, 1999.

               The Company's foreign credit facility consists of a separate revolving line of credit and a term loan extended in May 1994 by a Swiss bank to the Company's subsidiary, STAAR Surgical AG. The revolving line of credit facility provides for borrowings up to $749,000 (1.1 million Swiss Francs) at a 5.0% rate of interest as of December 31, 1999. A commission rate of 0.25% is payable each quarter. The line of credit does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding as of December 31, 1999 under the line of credit were approximately $880,000.

               Under the term loan, STAAR Surgical AG obtained a $749,000 (1.1 million Swiss Francs) loan guaranteed partially by the Swiss government and partially by the Company. Interest on this loan is 1/4 of 6.25%, which the Company shares on an equal basis with the bank and the Swiss government. The principal amount of this loan was required to be repaid in four equal annual installments, beginning in December 1996. The final payment was made in December 1999.

     As of December 31, 1999, the Company had net working capital of approximately $25.6 million, as compared to $26.9 million and $24.9 million as of January 1, 1999 and January 2, 1998, respectively. The decrease in working capital as of December 31, 1999 was primarily attributable to increases in inventories of $2.2 million and prepaid and deposits of $0.6 million, and other current assets of $1.2 million offset by a decrease in cash of $1.3 million and increases in accounts payable of $2.5 million and other current liabilities of $1.0 million. The increase in working capital as of January 1, 1999 was attributable to increases in inventories of $2.1 million, prepaid and other assets of $0.7 million, accounts receivable of $0.7 million, offset by a decrease in cash of $1.6 million and the net impact of the collection of a $3.3 million royalty receivable and the recording of a $1.4 million income tax refund receivable. The Company's net working capital was further impacted by decreases in other current liabilities of $1.7 million and accounts payable of $0.7 million.

     As of December 31, 1999, the Company had cash and cash equivalents of approximately $3.3 million as compared to $4.7 million as of January 1, 1999. The decrease in cash was due to increased investments in property and equipment as the Company prepares for the launch of the Collamer IOL. The decline in the Company's cash position for the year ended January 1, 1999 was attributable to a decrease in cash provided by operations.

     Cash flows from operating activities for the year ended December 31, 1999 were approximately $4.9 million, an increase of approximately $0.6 million from the prior fiscal year. The increase in cash from operations was primarily due to changes in operating working capital. The decrease in cash flows for the year ended January 1, 1999 was principally attributable to lower net income of approximately $5.0 million offset by increased depreciation and amortization expenses and the write-off of start up costs.

     Cash used in investing activities for the year ended December 31, 1999 was $10.7 million, representing an increase of approximately $0.6 million relative to the year ended January 1, 1999. This increase was primarily due to purchases of property and equipment and patent acquisitions made during the year. Cash used in investing activities for the year ended January 1, 1999 increased $2.7 million relative to January 2, 1998. This increase was due primarily to the acquisition of a 60% interest in a European sales subsidiary.

               Cash flows from financing activities for the year ended December 31, 1999 were $5.2 million, representing an increase of approximately $1.1 million. This increase was principally attributable to an increase in proceeds from the issuance of common stock. Cash flows from financing activities for the year ended January 1, 1999 were $4.1 million, representing an increase of approximately $4.0 million from the prior fiscal year, which was principally attributable to the loan obtained by the Company to acquire a 60% interest in a European sales subsidiary.

               The Company's capital expenditures for the fiscal years ended December 31, 1999 and January 1, 1999 were approximately $4.5 million and $2.0 million, respectively. All expenditures were used to upgrade existing production equipment, to set up new production facilities for new products, and to reduce current manufacturing costs. The Company's planned capital expenditures for 2000 are approximately $2.0 million, to be used primarily to improve and expand the Company's manufacturing capacity for the Collamer IOL, ICL(TM) and other new products.

               Capitalized additions for patents and licenses for the fiscal years ended December 31, 1999 and January 1, 1999 were approximately $3.9 million and $2.1 million, respectively. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of defending its rights to these patents. The Company expects to spend approximately $1.5 million in 2000 for patents and licenses.

               Management believes that cash flow from operations and available credit facilities, together with its current cash balances, will provide adequate economic resources to finance an increase in the level of the Company's operations, including capital expenditures, acquisitions and research and development activities, for the foreseeable future. Should additional funding be needed, such as for significantly increased levels of operations, the Company believes, so long as the financial position of the Company remains constant, that these funds could be obtained through borrowings or a secondary public offering.

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

YEAR 2000 COMPLIANCE

               Prior to December 31, 1999, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. To date, the Company has not experienced any such computer difficulty; however, computer experts have warned that there may still be residual consequences of the change in centuries. Any such difficulties, including but not limited to those listed below, may, depending upon their pervasiveness and severity, have a material adverse effect on our business, financial condition and results of operations:

          . a failure to fully identify all year 2000 dependencies in the Company's systems;

          . a failure to fully identify all year 2000 dependencies in the systems of third parties with whom the Company does business;

          . a failure of any third party with whom the Company does business to adequately address their year 2000 issues;

          . the failure of any contingency plans developed by the Company to protect its business and operations from year 2000-related interruptions; and

          . delays in the implementation of new systems resulting from year 2000 problems.


UNCERTAINTIES AND RISK FACTORS

               The Company may be subject to a number of significant uncertainties and risks including those described below and those described elsewhere in this Annual Report, which may ultimately affect the operations of the Company in a manner and to a degree that cannot be foreseen at this time.

               RISKS RELATING TO COMMERCIALIZATION OF NEW PRODUCTS. The extent and pace of market acceptance of the Company's new products, including its AQUA-FLOW(TM) glaucoma device, and ICL(TM), will be a function of many variables, including the following: the efficiency, performance and attributes of these new products; the ability of the Company to obtain necessary regulatory approvals to commercially market the new products; the effectiveness of the Company's marketing and sales efforts, including educating ophthalmologists and other potential customers as to the distinctive characteristics and benefits of these new products; the rate at which ophthalmologists attain the necessary surgical skills to implant these new products; the ability of the Company to meet manufacturing and delivery schedules; and product pricing. The extent and pace of market acceptance will also depend upon general economic conditions affecting customers' purchasing patterns. As the AQUA-FLOW(TM) glaucoma device and ICL(TM) are new medical devices, there is a material risk that the marketplace may not accept, or be receptive to, the potential benefits of these new products. Unless and until these new products are accepted by the market and generating meaningful revenues and profits, the Company's financial condition and prospects will continue to be solely dependent upon its line of cataract products. SEE "UNCERTAINTIES AND RISK FACTORS - GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVAL" and "BUSINESS - PRODUCTS."

               HIGHLY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE. Competition in the ophthalmic industry is intense and characterized by extensive research and development and rapid technological change. The Company has licensed certain of its patents and technologies relating to its cataract products to competitors. Many of the Company's current and prospective competitors have greater financial, technical and marketing resources and trade name recognition than the Company, which may enable them to successfully develop and/or market products based on technologies or approaches similar to those of the Company, or develop products based on other technologies or approaches, which are, or may be, competitive with the Company's products. Development by competitors of new or improved products, processes or technologies may make the Company's products less competitive or obsolete. The Company will be required to devote significant financial and other resources to enhance its existing products and develop new products for the ophthalmic industry. Competitive pressures could lead to a decline in sales volumes of existing products, the inability to attain sufficient market penetration for new products, or price reductions, any or all of which could adversely affect the Company's operating and financial results. There can be no assurance that the Company will be able to compete successfully in the industry, particularly in view of rapid technological change. SEE "BUSINESS - COMPETITION".

               GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVAL. The manufacture and sale of the Company's products are subject to extensive international and domestic regulation. In order to sell these products within the United States, clearance or approval from the FDA is required. The FDA clearance or approval process is expensive and time consuming, and no assurance can be given that any of the Company's products which have not received FDA clearance or approval to date will obtain such FDA clearance or approval on a timely basis or at all, or without delays adversely affecting the marketing and sale of the Company's products. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to obtain than FDA clearance or approval. In order to sell products in the countries comprising the European Union, the Company must satisfy certain Union-wide regulatory requirements, notwithstanding the Company's previous receipt of approvals from member countries. No assurance can be given that the Company will obtain these regulatory approvals on a timely basis or at all, or without delays adversely affecting the marketing and sale of the Company's products. In addition, clearances or approvals that have been or may be granted are subject to continual review, which could result in product labeling restrictions, withdrawal of products from the market or other adverse consequences.

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

               PATENTS AND PROPRIETARY RIGHTS. The Company's ability to compete effectively is materially dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to the Company. Although the Company attempts to protect its proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, there is no assurance that these measures will prove to be effective. For example, in the case of patents, there can be no assurance that existing patents granted to the Company or its licensors will not be invalidated, that patents currently or prospectively applied for by the Company or its licensors will be granted, or that patents will provide significant commercial benefits. Moreover, it is possible that competing companies may circumvent patents the Company or its licensors have received or applied for by developing products which closely emulate but do not infringe the Company's or its licensor's patents, and thereby market products that compete with the Company's products without obtaining a license from the Company. In addition to patented or potentially patentable designs, technologies, processes and materials, the Company also relies on proprietary designs, technologies, processes and know-how not eligible for patent protection, and there is no assurance that competitors may not independently develop the same or superior designs, technologies, processes and know-how.

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

               There can be no assurance that the Company will be able to successfully defend its patents and proprietary rights. The invalidation or circumvention of key patents (principally the Company's core patents for insertion of foldable or deformable IOLs or ICLs(TM) through minimally invasive surgical techniques) or proprietary rights owned by or licensed to the Company could have an adverse effect on the Company and on its business prospects. There can be no assurance that the Company will not be required to defend against litigation involving the patents or proprietary rights of others, or that licenses under such rights will be available. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial. See "BUSINESS - INTELLECTUAL PROPERTY AND LICENSES" in Item 1.

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

               RISKS ASSOCIATED WITH INTERNATIONAL TRANSACTIONS. The Company sells its products internationally which subjects it to several potential risks, including risks associated with fluctuating exchange rates and the regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability. There can be no assurance that any of the foregoing will not have a material adverse effect upon the business of the Company. The Company has not previously engaged in activities to mitigate the effects of foreign currency fluctuations, as the Company is generally paid in U.S. dollars with respect to its international operations. As earnings from international operations increase, the

Company's exposure to fluctuations in foreign currencies may increase, and the Company may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. If the Company were to do this, there can be no assurance as to the effectiveness of such efforts in limiting any adverse effects of foreign currency fluctuations on the Company's international operations and on the Company's overall results of operations. See "BUSINESS" in
Item 1 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FOREIGN EXCHANGE" above.

               PRODUCT LIABILITY CLAIMS; INSUFFICIENCY OF PRODUCT LIABILITY INSURANCE COVERAGE; PRODUCT RECALL RISKS. As a supplier of products used in medical treatments, the Company faces an inherent business risk of exposure to product liability claims in the event the end use of its products results in unanticipated adverse effects on patients. Certain of the Company's new products, such as its AQUA-FLOW(TM) glaucoma device and its ICL(TM), are based upon unique designs and materials. Product liability risk is higher with respect to these products, as they have a limited history of testing, use and performance, and unknown defects associated with such products may only be identified through the passage of time. Potential negative publicity concerning the defective product could also affect the Company's other products. No assurance can be given that the Company will not experience product liability claims in the future with respect to its established or new products. Any product liability claim could have a material adverse effect on the Company.

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

               The Company may, in the event there are material deficiencies or defects in the design or manufacture of any of its products, be required to recall the defective products. In the event of a product recall, the cost to, and the potential liability of, the Company could be significant and could have a material adverse effect on the Company's business and operations, especially if such liability relates to the recall of a product generating significant revenues and earnings for the Company, such as its foldable IOLs. Potential negative publicity from a recall could also adversely affect sales and/or regulatory approvals of the Company's other products.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               All sales by the Company are denominated in US dollars or the currency of the country of origin and, accordingly, the Company does not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of the Company's products to its foreign customers which can adversely impact the level of the Company's export sales from time to time. The majority of the Company's cash equivalents are bank accounts, and the Company does not believe it has significant market risk exposure with regard to its investments.

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


                                    PART III
                                    --------
ITEMS 10., 11., 12. AND 13.

               The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
              FORM 8-K
                                                                            Page
                                                                            ----

(a)(1)            Financial statements required by Item 14 of this form
                   are filed as a separate part of this report following Part IV

                  Report of Independent Certified Public Accountants         F-2

                  Consolidated Balance Sheets at December 31, 1999 and
                   January 1, 1999                                           F-3

                  Consolidated Statements of Income for the years
                   ended December 31, 1999, January 1, 1999 and
                   January 2, 1998                                           F-4

                  Consolidated Statements of Stockholders' Equity for
                   the years ended December 31, 1999, January 1, 1999,
                   and January 2, 1998                                       F-5

                  Consolidated Statements of Cash Flows for the years
                   ended December 31, 1999, January 1, 1999, and
                   January 2, 1998                                           F-6

                  Notes to Consolidated Financial Statements                F-12

(2)               Schedules required by Regulation S-X are filed as an
                   exhibit to this report:

                  Independent Certified Public Accountants' Report on
                   Schedules and Consent                                    F-26

                  II.      Valuation and Qualifying Accounts and Reserves   F-27

                  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and the notes thereto

(3)               Exhibits
                  3.1      Certificate of Incorporation, as amended/(12)/

                  3.2      By-laws, as amended/(12)/

                  4.1      1990 Stock Option Plan/(1)/

                  4.2      1991 Stock Option Plan/(2)/

                  4.3      1995 STAAR Surgical Company Consultant Stock Plan
                           /(3)/

                  4.4      1996 STAAR Surgical Company Non-Qualified Stock
                           Plan/(7)/

                  4.5 Stockholders' Rights Plan, dated effective April 20, 1995/(5)/

                  4.6 1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998/(8)/

                  10.1 Joint Venture Agreement, dated May 23, 1988, between the Company, Canon Sales Co, Inc. and Canon, Inc./(10)/

                  10.2 License Agreement, dated March 9, 1990, between Chiron Ophthalmics, Inc. and the Company/(4)/

                  10.3 License Agreement, dated March 9, 1990, between Chiron Ophthalmics, Inc. and the Company/(4)/

                  10.4      Promissory Note, dated February 28, 1991, from John
                            R. Wolf to the Company/(7)/

                  10.5 Stock Pledge/Security Agreement, dated February 28, 1991, between John R. Wolf, the Company and Pollet & Associates/(7)/

                  10.6 Promissory Note, dated February 28, 1991, from William C. Huddleston to the Company/(7)/

                  10.7 Stock Pledge/Security Agreement, dated February 28, 1991, between William C. Huddleston, the Company and Pollet & Associates/(7)/

                  10.8      Promissory Note, dated May 26, 1992, from the Andrew
                            F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990/(9)/

                  10.9 Deed of Trust, dated September 21, 1992, by the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990/(9)/

                  10.10 Promissory Note, dated July 3, 1992, from William C. Huddleston to the Company/(9)/

                  10.11 Stock Pledge/Security Agreement, dated July 3, 1992, between William C. Huddleston the Company and Pollet & Associates/(9)/

                  10.12 Lease, dated November 9, 1992, by and between Linda Lee Brown and Phyllis Ann Bailey and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California/(9)/

                  10.13 Indenture of Lease, dated October 20, 1983, by and between Dale E. Turner & Francis R. Turner, and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California, and all Lease Additions thereto/(9)/

                  10.14 Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex/(6)/

                  10.15 Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex/(7)/

                  10.16     Promissory Note, dated March 18, 1993, from William
                            C. Huddleston to the Company/(4)/

                  10.17 Modification To Employment Agreement, dated December 20, 1994, between the Company and John R. Wolf/(4)/

                  10.18 First Amendment To Sales Representative Agreement, dated December 20, 1994, between the Company and John R. Wolf/(4)/

                  10.19 Employment Agreement, dated March 1, 1994, between the Company and William C. Huddleston/(4)/

                  10.20 Modification To Employment Agreement, dated May 6, 1996, between the Company and William C. Huddleston/(7)/

                  10.21 Employment Agreement, dated March 1, 1994, between the Company and Carl M. Manisco/(4)/

                  10.22 Modification To Employment Agreement, dated May 6, 1996, between the Company and Carl M. Manisco/(7)/

                  10.23 Employment Agreement, dated March 1, 1994, between the Company and Michael J. Lloyd/(4)/

                  10.24 Modification To Employment Agreement, dated May 6, 1996, between the Company and Michael J. Lloyd/(7)/

                  10.25 Employment Agreement, dated March 1, 1994, between the Company and Stephen L. Ziemba/(4)/

                  10.26 Modification To Employment Agreement, dated May 6, 1996, between the Company and Stephen L. Ziemba/(7)/

                  10.27 Form of Non-Qualified Stock Option Agreements granted to Directors of the Company in June and August 1994/(4)/

                  10.28 Agreement, dated October 10, 1995, with China Eye Joint Venture/(6)/

                  10.29 Stock Pledge Agreement, dated September 4, 1998, between the Company and John R. Wolf/(10)/

                  10.30     Promissory Note, dated September 4, 1998, from John
                            R. Wolf to the Company/(10)/

                  10.31 Stock Pledge Agreement, dated September 4, 1998, between the Company and William C. Huddleston/(10)/

                  10.32 Promissory Note, dated September 4, 1998, from William C. Huddleston to the Company/(10)/

                  10.33 Stock Pledge Agreement, dated September 4, 1998, between the Company and Carl Manisco/(10)/

                  10.34 Promissory Note, dated September 4, 1998, from Carl Manisco to the Company/(10)/

                  10.35 Stock Pledge Agreement, dated September 4, 1998, between the Company and Andrew F. Pollet/(10)/

                  10.36 Promissory Note, dated September 4, 1998, from Andrew F. Pollet to the Company/(10)/

                  10.37 Supply Agreement, dated January 28, 1998, between the Company and Mentor Medical, Inc./(10)/

                  10.38 Agreement, dated December 31, 1997, between the Company and Mentor Corporation./(10)/

                  10.39     Agreement effective January 4, 1998 (STAAR Surgical
                            AG)/(10)/

                  10.40 Revolving Line of Credit Note, dated June 1, 1998, between the Company and Wells Fargo Bank./(10)/

                  10.41 Stock Option Certificate, dated September 4, 1998, between the Company and Andrew F. Pollet/(10)/

                  10.42 Stock Option Certificate, dated September 4, 1998, between the Company and John R. Wolf/(10)/

                  10.43 Stock Option Certificate, dated September 4, 1998, between the Company and Donald R. Sanders/(10)/

                  10.44 Stock Purchase Agreement dated December 5, 1999 by and among the Company, Circuit Tree Medical, Inc., Alex Urich and Michael Curtis/(11)/

                  10.45 License and Supply Agreement, dated May 6, 1999, between LensTec Incorporated, Lenstec Barbados Inc., STAAR Surgical AG and the Company /(11)/

                  10.46     Promissory Note, dated November 11, 1999, from Peter
                            J. Utrata, M.D. to the Company /(11)/

                  10.47     Promissory Note, dated November 12, 1999, from John
                            R. Wolf to the Company /(11)/

                  10.48 Promissory Note, dated November 17, 1999, from William C. Huddleston to the Company /(11)/

                  10.49 Promissory Note, dated June 16, 1999, from Peter J. Utrata, M.D. to the Company /(11)/

                  10.50 Agreement entered into on November 29, 1999 by and between STAAR Surgical AG and /(11)/

                  10.51 Equipment Purchase and Sale Agreement, dated May 6, 1999, between Lenstec, Incorporated and the Company /(11)/

                  10.52 Stock Pledge Agreement, dated June 16, 1999, by Peter J. Utrata, M.D. in favor of the Company /(11)/

                  10.53 Revolving Line of Credit Note dated July 1, 1999, between STAAR Surgical Company and Wells Fargo Bank/(11)/

                  10.54 Term Note dated July 1, 1999, between STAAR Surgical Company and Wells Fargo Bank/(11)/

                  21        List of Significant Subsidiaries/(11)/

                  24        Powers of Attorney/(11)/

                  27.1 Financial Data Schedule at and for the year ended January 1, 1999/(11)/




(Footnotes to Exhibits):

(1) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-37248, as filed on October 11, 1990
(2) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-76404, as filed on March 11, 1994
(3) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-60241, as filed on June 15, 1995
(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 30, 1994, as filed on March 30, 1995
(5) Incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 6, 1995, as filed on May 12, 1995

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 29, 1995, as filed on March 28, 1996
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 3, 1997, as filed on April 2, 1997
(8) Incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, as filed on May 4, 1999.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 1998, as filed on April 1, 1998
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 1999, as filed on April 1, 1999
(11)     Filed herewith
(12)     Re-filed herewith pursuant to Reg.(S).229.10(d)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                   STAAR SURGICAL COMPANY



                   By:  /s/ JOHN R. WOLF
                        -------------------------------------------------------
                            John R. Wolf, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 30, 2000 and in the capacities indicated.



  /s/ John R. Wolf                  President, Chief Executive Officer
----------------------------------  and Chairman
  John R. Wolf



  /s/ William C. Huddleston         Vice President and Chief Financial Officer
----------------------------------  (principal accounting and financial officer)
  William C. Huddleston



  /s/ Peter J. Utrata, M.D.*        Director
----------------------------------
  Peter J. Utrata, M.D.



  /s/ Andrew F. Pollet*             Director
----------------------------------
  Andrew F. Pollet



* /s/ William C. Huddleston
----------------------------------
  William C. Huddleston
  (Attorney in Fact)

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS


                        YEARS ENDED DECEMBER 31, 1999,
                      JANUARY 1, 1999 AND JANUARY 2, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
STAAR Surgical Company

  We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and subsidiaries as of December 31, 1999 and January 1, 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company and subsidiaries as of December 31, 1999 and January 1, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

  As discussed in the Summary of Accounting Policies to the consolidated financial statements, in fiscal 1998, the Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" issued by the American Institute of Certified Public Accountants.



                                       BDO Seidman, LLP

Los Angeles, California
March 27, 2000

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     December 31, 1999 and January 1, 1999

                                                                                   1999                    1998
                                                                              ----------------         --------------
                                ASSETS
                                ------
Current assets:
 Cash and cash equivalents                                                    $      3,344,128         $    4,689,574
 Accounts receivable, less allowance for doubtful accounts of $376,078
  and $232,841 (Note 1)                                                              9,426,813             10,167,449

 Other receivables (Note 7)                                                          2,108,599              1,386,830
 Inventories (Note 2)                                                               22,318,131             20,139,979
 Prepaids and deposits                                                               2,874,221              2,270,836
 Other current assets                                                                2,567,569              1,353,554
 Deferred income tax (Note 7)                                                          927,918              1,108,761
                                                                              ----------------         --------------
   Total current assets                                                             43,567,379             41,116,983
                                                                              ----------------         --------------
Investment in joint venture (Note 4)                                                 3,577,450              3,178,477
Property, plant and equipment, net (Note 3)                                         12,676,480             10,379,997
Patents and licenses, net of accumulated amortization of $5,076,132
 and $3,751,769 (Notes 8 and 9)                                                     14,599,361             12,038,023
Goodwill, net of accumulated amortization of $784,169 and $488,596                   7,744,267              5,047,982
Other assets                                                                         3,108,337              1,528,150
                                                                              ----------------         --------------
                                                                              $     85,273,274         $   73,289,612
                                                                              ================         ==============
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
 Notes payable (Note 5)                                                       $        880,173         $    1,034,801
 Accounts payable                                                                    7,448,714              4,975,222
 Current portion of long-term debt (Note 6)                                          1,811,164              1,277,474
 Deferred income tax (Note 7)                                                        2,709,318              2,822,706
 Other current liabilities (Note 12)                                                 5,127,336              4,081,885
                                                                              ----------------         --------------
   Total current liabilities                                                        17,976,705             14,192,088
                                                                              ----------------         --------------
Long-term debt, net of current portion (Note 6)                                     13,673,254             10,021,287
Other long-term liabilities (Note 12)                                                  403,631                513,699
                                                                              ----------------         --------------
   Total liabilities                                                                32,053,590             24,727,074
                                                                              ----------------         --------------
Minority interest                                                                      536,055                856,039
                                                                              ----------------         --------------
Commitments  and contingencies (Note 11)

Stockholders' equity (Notes 10 and 15):
 Common stock, $.01 par value; 30,000,000 shares authorized; issued
  and outstanding 14,752,339 and 13,994,593                                            147,523                139,946

 Capital in excess of par value                                                     51,205,459             46,039,428
 Accumulated other comprehensive income                                             (1,282,025)              (536,491)
 Retained earnings                                                                   9,471,835              7,317,778
                                                                              ----------------         --------------
                                                                                    59,542,792             52,960,661
   Notes receivable from officers and directors (Note 10)                           (6,859,163)            (5,254,162)
                                                                              ----------------         --------------
   Total stockholders' equity                                                       52,683,629             47,706,499
                                                                              ----------------         --------------
                                                                              $     85,273,274         $   73,289,612
                                                                              ================         ==============


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      Years Ended December 31, 1999, January 1, 1999 and January 2, 1998

                                                                               1999              1998              1997
                                                                         -------------     -------------     -------------
Sales                                                                    $  58,954,700     $  54,244,315     $  42,480,014
Royalty and other income (Note 9)                                              253,441           898,443         3,039,571
                                                                         -------------     -------------     -------------
   Total revenues                                                           59,208,141        55,142,758        45,519,585

Cost of sales                                                               22,934,939        18,533,319        10,261,748
                                                                         -------------     -------------     -------------
   Gross profit                                                             36,273,202        36,609,439        35,257,837
                                                                         -------------     -------------     -------------
Selling, general and administrative expenses:
 General and administrative (Note 13)                                        7,939,083         6,769,791         6,333,781
 Marketing and selling                                                      19,878,986        18,709,076        12,719,166
 Research and development                                                    4,338,828         3,569,876         3,936,293
                                                                         -------------     -------------     -------------
   Total selling, general and administrative expenses                       32,156,897        29,048,743        22,989,240
                                                                         -------------     -------------     -------------
   Operating income                                                          4,116,305         7,560,696        12,268,597
                                                                         -------------     -------------     -------------
Other income (expense):
 Equity in earnings of joint venture (Note 4)                                  586,143           438,314           336,437
 Interest expense--net                                                        (683,072)         (560,345)         (595,810)
 Other expense, net                                                           (584,886)         (640,560)         (319,808)
                                                                         -------------     -------------     -------------
   Total other expense, net                                                   (681,815)         (762,591)         (579,181)
                                                                         -------------     -------------     -------------
Income before income taxes, minority interest and cumulative effect
 of change in accounting method                                              3,434,490         6,798,105        11,689,416

Income tax provision (Note 7)                                                  861,766         1,999,030         4,270,286
Minority interest                                                              418,667           661,623                 -
                                                                         -------------     -------------     -------------
Income before cumulative effect of change in accounting method               2,154,057         4,137,452         7,419,130
Cumulative effect of change in accounting method, write-off of
 start-up costs, net of income taxes of $695,826                                     -         1,680,813                 -
                                                                         -------------     -------------     -------------
Net income                                                               $   2,154,057     $   2,456,639     $   7,419,130
                                                                         =============     =============     =============
Basic earnings per share (Notes 10 and 15):
 Income before cumulative effect of change in accounting method          $         .15     $        0.30     $        0.57
 Cumulative effect of change in accounting method                                    -             (0.12)                -
                                                                         -------------     -------------     -------------
 Net income                                                              $         .15     $        0.18    $         0.57
                                                                         =============     =============    ==============
Dilutive earnings per share (Notes 10 and 15):
 Income before cumulative effect of change in accounting method          $         .15     $        0.29     $        0.53
 Cumulative effect of change in accounting method                                    -             (0.12)                -
                                                                         -------------     -------------     -------------
 Net income                                                              $         .15     $        0.17     $        0.53
                                                                         =============     =============     =============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
      Years Ended December 31, 1999, January 1, 1999 and January 2, 1998

                                                                                         Accumulated
                                                         Capital in       Retained          Other
                                             Common       Excess of       Earnings      Comprehensive          Notes
                                             Stock        Par Value       (Deficit)         Income           Receivable    Total
                                            --------     -----------      ---------     -------------      ------------  ---------
Balance, at January 3, 1997                $130,707     $41,518,049     $(2,557,991)    $  (160,573)     $(2,326,015)  $36,604,177

Common stock issued upon exercise of
 options (Note 10)                            1,607       1,020,886               -               -                -     1,022,493
Common stock issued as payment for
 services (Note 10)                             241         324,759               -               -                -       325,000
Common stock repurchased and
 cancelled                                      (93)       (136,994)              -               -                -      (137,087)
Stock-based compensation (Note 10)                -          84,000               -               -                -        84,000
Foreign currency translation
 adjustment                                       -               -               -        (534,929)               -      (534,929)
Net income                                        -               -       7,419,130               -                -     7,419,130
                                           --------     -----------    ------------     -----------      -----------   -----------
Balance, at January 2, 1998                 132,462      42,810,700       4,861,139        (695,502)      (2,326,015)   44,782,784
Common stock issued upon exercise of
 options (Note 10)                            5,686       3,063,025               -               -       (2,928,147)      140,564
Common stock issued upon exercise of
 warrants (Note 10)                           1,868         219,733               -               -                -       221,601
Common stock issued as payment for
 services (Note 10)                              50          64,950               -               -                -         65,00
Common stock repurchased and
 cancelled                                     (120)       (203,980)              -               -                -      (204,100)

Stock-based compensation (Note 10)                -          85,000               -               -                -        85,000
Foreign currency translation
 adjustment                                       -               -               -         159,011                -       159,011

Net income                                        -               -       2,456,639               -                -     2,456,639
                                           --------     -----------    ------------     -----------      -----------   -----------
Balance, at January 1, 1999                 139,946      46,039,428       7,317,778        (536,491)      (5,254,162)   47,706,499
Common stock issued upon exercise of
 options (Note 10)                            5,384       3,290,855               -               -       (1,605,001)    1,691,238
Common stock issued as payment for
 acquisitions (Note 10)                       2,708       2,497,286               -               -                -     2,499,994
Common stock repurchased and
 cancelled                                     (515)       (622,110)              -               -                -      (622,625)
Foreign currency translation
 adjustment                                       -               -               -        (745,534)               -      (745,534)
Net income                                        -               -       2,154,057               -                -     2,154,057
                                           --------     -----------    ------------     -----------      -----------   -----------
Balance, at December 31, 1999              $147,523     $51,205,459     $ 9,471,835     $(1,282,025)     $(6,859,163)  $52,683,629
                                           ========     ===========     ============    ===========      ===========   ===========

Comprehensive income and its components consist of the following:

                                                                              1999            1998           1997
                                                                         -----------     ------------    ------------
Net income                                                               $ 2,154,057     $  2,456,639    $  7,419,130
Foreign currency translation adjustment                                     (745,534)         159,011        (534,929)
                                                                         -----------     ------------    ------------
Comprehensive income                                                     $ 1,408,523     $  2,615,650    $  6,884,201
                                                                         ===========     ============    ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended December 31, 1999, January 1, 1999 and January 2, 1998
               Increase (Decrease) in Cash and Cash Equivalents

                                                                                1999               1998              1997
                                                                          -------------     --------------     -------------
Cash flows from operating activities:
 Net income                                                               $   2,154,057     $    2,456,639     $   7,419,130
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation of property and equipment                                     2,172,732          2,172,834         1,742,737
   Amortization of intangibles                                                2,053,735          2,166,164         1,782,192
   Write-off of start-up costs                                                        -          1,680,813                 -
   Change in deferred revenue                                                  (232,143)          (232,143)          210,432
   Equity in earnings of joint venture                                         (586,143)          (438,314)         (336,437)
   Deferred income taxes                                                        (17,222)          (277,919)        3,322,939
   Stock-based compensation expense                                                   -             85,000            84,000
   Common stock issued for services                                                   -             65,000           325,000
   Change in operating working capital, excluding effects of
     acquisition (Note 14)                                                     (373,066)        (4,061,214)       (6,954,502)
   Minority interest                                                           (319,984)           661,623                 -
                                                                          -------------     --------------     -------------

      Net cash provided by operating activities                               4,851,966          4,278,483         7,595,491
                                                                          -------------     --------------     -------------
Cash flows from investing activities:
 Acquisition of property and equipment                                       (4,469,214)        (2,019,533)       (2,845,929)
 Increase in patents and licenses                                            (3,911,916)        (2,104,454)       (3,217,728)
 Increase in other assets                                                    (1,938,951)        (1,718,231)       (1,370,449)
 Dividends received                                                             187,170                  -            60,414
 Acquisitions (net of cash acquired)                                           (540,683)        (4,269,923)                -
                                                                          -------------     --------------     -------------
      Net cash used in investing activities                                 (10,673,594)       (10,112,141)       (7,373,692)
                                                                          -------------     --------------     -------------
Cash flows from financing activities:
 Increase in borrowings under notes payable and long-term debt                3,733,333          4,433,648         1,109,480
 Payments on other notes payable and long-term debt                          (1,474,663)        (1,908,803)       (2,679,075)
 Net borrowings under line-of-credit                                          1,894,434          1,402,175           806,940
 Proceeds from the exercise of stock options and warrants                     1,510,613            362,165         1,022,493
 Payments for repurchase of common stock                                       (442,000)          (204,100)         (137,087)
                                                                          -------------     --------------     -------------
      Net cash provided by financing activities                               5,221,717          4,085,085           122,751
                                                                          -------------     --------------     -------------
Effect of exchange rate changes on cash and cash equivalents                   (745,534)           159,011          (534,929)
(Decrease) increase in cash and cash equivalents                             (1,345,446)        (1,589,562)         (190,379)
Cash and cash equivalents, at beginning of year                               4,689,574          6,279,136         6,469,515
                                                                          -------------     --------------     -------------
Cash and cash equivalents, at end of year                                 $   3,344,128     $    4,689,574     $   6,279,136
                                                                          =============     ==============     =============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
      Years Ended December 31, 1999, January 1, 1999 and January 2, 1998


Organization and Description of Business

  STAAR Surgical Company (the "Company"), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing IOLs and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients suffering from refractive conditions, cataracts and glaucoma. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness); hyperopia (far-sightedness) and astigmatism include its Implantable Contact Lenses (ICL(TM)) and Toric(TM) Intraocular Lens. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of Intraocular Lenses
(IOLs), and the Wave(TM) Phacoemulsification Machine. The Company's AQUA-FLOW(TM) device is used in preventing the buildup of excessive aqueous which leads to deterioration of vision in patients afflicted with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

  The Company's only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company's products, including the ICLs(TM) and its AQUA-FLOW(TM) glaucoma device. The Company and STAAR Surgical AG have also formed or acquired a number of direct or indirect owned subsidiaries to distribute and market the Company's products in selected foreign countries. STAAR Surgical AG also controls 80% of a major European sales subsidiary that distributes both the Company's products and products from various other manufacturers.

  Basis of Presentation

  The accompanying financial statements consolidate the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity as accumulated other comprehensive income. During 1999, 1998 and 1997, the net foreign translation (gain) loss was $745,534, $(159,011) and $534,929 and net foreign currency transaction loss was $ 156,674, $120,737 and $228,547, respectively. Investments in affiliates and joint ventures are accounted for using the equity method of accounting.

The Company's fiscal year ends on the Friday nearest December 31.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
      Years Ended December 31, 1999, January 1, 1999 and January 2, 1998


Revenue Recognition

  The Company generally supplies a quantity of foldable IOLs with different specifications to customers, generally ophthalmologists, surgical centers, hospitals and other health providers, on a consignment basis and recognizes sales when an ophthalmic surgeon implants the consigned foldable IOL. Sales of the AQUA-FLOWTM and the ICLTM and sales to foreign distributors are recognized upon shipment. Revenue from license and technology agreements is recorded as income over the term of the respective agreement when the Company has satisfied the terms of such agreements and is notified of the amounts.

Income Taxes

  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES-(Continued)


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

Goodwill

  Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over fifteen to twenty years. The Company periodically evaluates the recoverability of goodwill. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the goodwill from expected future operating cash flows on an undiscounted basis.

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

  Although SOP 98-5 is effective for fiscal years beginning after December 15, 1998, earlier application was encouraged. Accordingly, as of September 30, 1998, the Company elected early application and wrote-off the $1.7 million (net of tax benefit) of start-up costs that had been previously capitalized and included in other assets. In accordance with SOP 98-5, the write-off of such costs is being reported as a cumulative effect of change in accounting method. Also, in accordance with SOP 98-5, prior periods have not been restated.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES-(Continued)


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

Fair Value of Financial Instruments

  The carrying values of cash equivalents, receivables, accounts payable, and current notes payable approximate their fair values because of the short maturity of these instruments. With respect to long-term debt, based on the borrowing rates currently available to the Company for similar bank and equipment loans (which interest rates primarily float with prime), the amounts reported approximate the fair value of the respective financial instruments.

Net Income Per Share

  The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS 128. None of the restated amounts were material.

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

Comprehensive Income

  The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the Statement of Stockholders' Equity. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES-(Continued)


Segments of an Enterprise

  The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. Adoption of SFAS 131 resulted in expanded disclosures for the year and all prior periods. See Note 16, Geographic and Product Data.

Reclassifications

  Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1999 presentation.

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

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 1999, January 1, 1999 and January 2, 1998


NOTE 1--ACCOUNTS RECEIVABLE

  Accounts receivable are summarized as follows:

                                                                           1999                1998
                                                                      ------------       -------------
Domestic                                                              $  5,258,117       $   3,785,253
Foreign                                                                  4,544,774           6,615,037
                                                                      ------------       -------------

                                                                         9,802,891          10,400,290
Less allowance for doubtful accounts                                       376,078             232,841
                                                                      ------------       -------------

                                                                      $  9,426,813       $  10,167,449
                                                                      ============       =============

NOTE 2--INVENTORIES

  Inventories are summarized as follows:

                                                                            1999               1998
                                                                      -------------      -------------
Raw materials and purchased parts                                     $   2,137,400      $   2,189,154
Work in process                                                           3,128,247          2,279,002
Finished goods                                                           17,052,484         15,671,823
                                                                      -------------      -------------

                                                                      $  22,318,131      $  20,139,979
                                                                      =============      =============

NOTE 3--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are summarized as follows:

                                                                            1999               1998
                                                                      -------------      -------------
Machinery and equipment                                               $  16,147,260      $  14,423,622
Furniture and fixtures                                                    6,956,595          5,692,531
Leasehold improvements                                                    4,339,670          3,659,375
                                                                      -------------      -------------

                                                                         27,443,525         23,775,528
Less accumulated depreciation and amortization                           14,767,045         13,395,531
                                                                      -------------      -------------

                                                                      $  12,676,480      $  10,379,997
                                                                      =============      =============

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 4--INVESTMENT IN JOINT VENTURE

  The Company owns a 50% equity interest in a joint venture, the CANON-STAAR Company, Inc. ("CSC"), with Canon Inc. ("Canon") and Canon Sales Co, Inc. ("Canon Sales"). The joint venture was formed to manufacture and sell the Company's IOL products to Canon Sales or other distributors in Japan. The Company sold CSC an exclusive license to manufacture and market its products in Japan. The Company uses the equity method of accounting for this investment. The financial statements of CSC include assets of approximately $9,783,000 and $7,740,000, and liabilities of approximately $2,131,000 and $1,689,000, as of December 31, 1999 and January 1, 1999, respectively.

  The Company's equity in earnings of the joint venture is calculated as follows:

                                                                            1999            1998           1997
                                                                      ------------     ----------     ----------
Joint venture net income                                              $  1,172,286     $  876,627     $  672,873
Equity interest                                                                50%            50%            50%
                                                                      ------------     ----------     ----------
Equity in earnings of joint venture                                   $    586,143     $  438,314     $  336,437
                                                                      ============     ==========     ==========

  The Company recorded sales of certain IOL products to CSC of approximately $1,917,000, $16,000 and $469,000 in 1999, 1998 and 1997, respectively.

NOTE 5--NOTES PAYABLE

  The Company has a revolving credit facility with a Swiss bank, which provides for borrowings up to $748,623 (1,125,000 Swiss Francs at the exchange rate at December 31, 1999) at the interest rate of 5.5%. On August 21, 1998 the interest rate was reduced to 5.0%. A commission rate of 0.25% is payable each quarter. The loan does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding under this facility as of December 31, 1999 and January 1, 1999 were $880,173 (1,322,689 Swiss Francs) and $1,034,801
(1,437,339 Swiss Francs), respectively. As of December 31, 1999 and January 1, 1999, the balance exceeded the maximum allowable borrowings. The excess borrowings were permitted due to adequate compensating cash balances.

NOTE 6--LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                                           1999                1998
                                                                                    ---------------      --------------
Note payable to bank, interest at a rate not to exceed prime less .5% payable
 monthly, due June 1, 2002(1)                                                       $     8,752,024      $    6,857,590


Notes payable to bank, payable in monthly installments plus interest at a rate
 not to exceed prime less .25% due March 1, 2003 (2) and  August 1, 2004 (3)              6,358,481           3,625,148


Note payable to bank, interest at 1/4 of 6.25%, payable in four equal annual installments plus interest beginning in December 1996, guaranteed by the
 Swiss federal government and Canton of Bern                                                      -             214,127



Note payable to equipment vendor, interest at 13%, payable in monthly
 installments plus interest through December 1999, secured by equipment                      11,156             44,954


Note payable to the sellers of a corporation purchased by the Company,
 interest at 6%, payable in equal annual installments over a five year period               362,757            468,907


Obligations under capitalized leases (see Note 11)                                                -              88,035
                                                                                    ---------------      --------------

                                                                                         15,484,418          11,298,761
Less current portion                                                                      1,811,164           1,277,474
                                                                                    ---------------      --------------

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




     Long-term debt due after one year                                              $    13,673,254      $   10,021,287
                                                                                     ==============       =============

(1) In July 1999, the Company renegotiated its line-of-credit with its current domestic lender. Under the new agreement, the Company may borrow up to $10,000,000 on a revolving basis, at a rate of interest not to exceed the prime interest rate (8.50% at December 31, 1999) less .5% (or, at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus a margin of 1.25 to 1.75% depending on the Company's funded debt to EBITDA coverage ratio). The line of credit expires June 2002. Borrowings are not collateralized.

(2) In November 1997, the Company's domestic lender supplemented the Company's domestic credit facility by committing through March 31, 1998 to make additional advances to the Company of up to $5 million for business acquisitions. On January 5, 1998, the Company borrowed $4,375,162 under the agreement. Borrowings are payable in monthly installments of $83,334 plus interest at a rate not to exceed the prime interest rate (8.50% at December 31, 1999) less .25% (or at the election of the Company, if more than $100,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%). The note is due March 1, 2003.

(3) In July 1999, the Company's domestic lender supplemented the Company's domestic credit facility with a term note to the Company of $4 million. Borrowings are payable in monthly installments of $66,667 plus interest at a rate not to exceed the prime interest rate (8.50% at December 31, 1999) less .25% (or at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%). The note is due August 1, 2004.

     The line-of-credit and the notes described above require the Company to satisfy certain financial tests and limits the amount of other indebtedness the Company may incur. The Company was in compliance with the financial restrictive covenants as of December 31, 1999.



  Annual future minimum payments under long-term debt as of December 31, 1999 consist of:


Fiscal Year                                             Long Term Debt
-----------                                            ----------------
 2000                                                  $      1,811,164
 2001                                                         1,811,164
 2002                                                        10,188,316
 2003                                                         1,673,774
                                                       ----------------
                                                       $     15,484,418
                                                       ================

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 7--INCOME TAXES

  The Company uses the asset and liability method of accounting for income taxes.

  The provision for income taxes consists of the following:

                                                                             1999                 1998                1997
                                                                       ==============        ============       =============
 Current tax provision:
 U.S. federal (net of $312,000, $0 and $1,258,000 tax benefit
   from operating loss carryforwards)                                 $       480,939       $     100,264       $     245,000
 State                                                                       (649,758)             96,851             581,000
 Foreign                                                                      963,130           1,384,008             121,357
                                                                      ---------------       -------------       -------------

Total current provision                                                       794,311           1,581,123             947,357
                                                                      ---------------       -------------       -------------

Deferred tax provision (benefit):
 U.S. federal and state                                                        67,455            (328,990)          3,374,000
 Foreign                                                                            -              51,071             (51,071)
                                                                      ---------------       -------------       -------------

Total deferred provision                                                       67,455            (277,919)          3,322,929
                                                                      ---------------       -------------       -------------

Provision for income taxes                                                    861,766           1,303,204           4,270,286

Tax benefit from cumulative change in accounting method                             -             695,826                  -
                                                                      ---------------       -------------       -------------

Provision for income taxes, before cumulative effect of
 change in accounting method                                          $       861,766       $   1,999,030       $   4,270,286
                                                                      ===============       =============       =============

  Included in the 1999 current federal net tax benefit is the usage of the 1999 net taxable loss of $916,000 through the carryback to 1997 to recover taxes previously paid. Federal net operating loss carryforwards from years prior to 1997 were utilized in 1997. The Company has state tax net operating loss carryforwards from 1999 of $1,183,000 expiring on various dates though 2019.

  The Company has income taxes recoverable at December 31, 1999 of $2,023,922, reported on the balance sheet as other receivables.

  The provision based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

                                                                                       1999             1998             1997
                                                                                    --------       ----------        --------
Computed provision for taxes based on income at statutory rate                         34.0%             34.0%           35.0%
Permanent differences                                                                  21.8                 -            (0.1)
State taxes, net of federal income tax benefit                                        (22.3)             (0.8)            4.7
Tax effect attributed to foreign operations                                            (8.4)              1.6            (4.0)
Other                                                                                     -                 -             0.9
                                                                                    --------       ----------        --------

Effective tax provision rate                                                           25.1%             34.8%           36.5%
                                                                                    ========       ==========        ========

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $4.0 million at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 31, 1999 and January 1, 1999 are as follows:

                                                                                       1999                   1998
                                                                                ===============        ==============
 Deferred tax assets:
 Allowance for doubtful accounts                                                $      112,000         $       61,000
 Inventory reserves and uniform capitalization                                         430,500                458,000
 Accrued vacation                                                                      176,500                158,000
 State taxes                                                                           118,500                 82,000
 AMT tax credit carryforwards                                                                -                349,000
 Deferred revenue                                                                       90,500                      -
                                                                                ---------------        --------------
Total deferred tax assets                                                       $       928,000        $    1,108,000
                                                                                ===============        ==============
Deferred tax liabilities:
 Depreciation and amortization                                                       (2,596,500)           (2,645,000)
 Discount on trade receivables                                                         (113,000)             (177,000)
                                                                                ---------------        --------------
Total deferred tax liabilities                                                  $    (2,709,500)       $   (2,822,000)
                                                                                ===============        ==============

NOTE 8--BUSINESS ACQUISITIONS

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

  Pro forma financial information for the Company and the foreign distributors for the year ended January 2, 1998, as if the acquisition of the foreign distributors occurred as of January 2, 1997 is as follows:

   Revenues                                                $ 62,710
   Net income                                              $  7,810
   Net income per diluted share                            $   0.55


  On November 29, 1999, the Company acquired an additional 20% of the shares of a major European distributor for total consideration of approximately $1.5 million in cash, $1 million in shares and debt of $325,000, resulting in goodwill of approximately $2.8 million.

  Pro forma amounts for this acquisition are not included, as the effect on operations is not material to the Company's financial statements.

  On January 4, 1999 the Company acquired all of the issued and outstanding shares of a distributor of ophthalmic products in exchange for $130,000 cash, $150,000 in product allowances and assumption of $100,000 in liabilities. The acquisition has been accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operation from the date of acquisition. The purchase price has been allocated to the fair value of net identifiable assets acquired of $380,000.

  Pro forma amounts for this acquisition are not included, as the effect on operations is not material to the Company's financial statements.

  On December 5, 1999 the Company acquired 80% of the issued and outstanding shares of a Company in the medical device industry in exchange for approximately $500,000 in cash, $1.5 million in common stock and $500,000 in debt. The acquisition has been accounted for by the purchase method of accounting and accordingly, the company's operating results have been included in the Company's operations from the date of acquisition. The purchase price has been allocated to both the fair value of net tangible assets acquired of $87,000, and patents of $2,437,587, which are being amortized on a straight-line basis over the estimated useful life of 15 years.

  The pro forma amounts for this acquisition are not included, as the effect on operations is not material to the Company's financial statements.


NOTE 9--PATENTS AND LICENSING AGREEMENTS

  During 1995, the Company acquired from the Intersectoral Research and Technology Complex Eye Microsurgery ("IRTC"), located in Moscow, Russia, exclusive patent rights to use and sell glaucoma devices in the United States and certain foreign countries. During 1996, the Company acquired from IRTC exclusive rights to several domestic and foreign patents associated with the Company's implantable contact lenses (ICLsTM). The transactions involve a specified amount for the patent rights and payments of royalties over the life of the patents.

  In 1996, the Company acquired a license, as part of the settlement of litigation with Allergan Medical Optics, relating to an apparatus for insertion of an intraocular lens. The amount paid has been included in patents in the accompanying balance sheet.

  The Company has issued Allergan Medical Optics ("AMO"), Alcon Surgical, Inc. (Alcon), Pharmacia & Upjohn, Bausch and Lomb Surgical and Mentor Corporation with licenses to utilize certain of its patents involving foldable IOLs in the United States and selected foreign countries. Each license has a certain amount of prepaid royalties (which were received by the Company when the license was issued) that will be utilized by the licensee as sales of the licensed products are made. The Company recorded $232,000, $232,000 and $3,040,000 of royalty income in 1999, 1998 and 1997, respectively, from these licenses.

  During 1999 in connection with its acquisition of a majority of the outstanding shares of Circuit Tree Medical, Inc. the Company acquired patents related to the Wave(TM) phacoemulsification machine and other related technologies.

NOTE 10--STOCKHOLDERS' EQUITY

Common Stock

  In 1997, the Company issued 24,074 shares to consultants for services rendered to the Company. Also, during 1997, the Company repurchased and cancelled 9,336 shares.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 10--STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)

  In 1998, the Company issued 5,000 shares to consultants for services rendered to the Company. Also, during 1998, the Company repurchased and cancelled 12,007 shares.

  In 1999, the Company issued 270,772 shares as partial consideration for business acquisitions. Also, during 1999, the Company repurchased and cancelled 51,477 shares.

Notes Receivable

  As of December 31, 1999 and January 1, 1999, notes receivable from officers and directors totalling $6,859,163 and $5,254,162, were outstanding. The notes were issued in connection with purchases of the Company's common stock. The notes bear interest at rates ranging between 3.69% and 8%, or at the lowest federal applicable rate allowed by the Internal Revenue Service. The notes are secured by stock pledge agreements and mature on various dates through September 4, 2003.

Options

  The table below summarizes the transactions in the Company's several stock option plans:

                                                                                                             Weighted
                                                                                                             Average
                                                                                       Number of             Exercise
                                                                                         Shares               Price
                                                                                   --------------        -------------
Balance at January 3, 1997                                                              1,575,202               $ 7.72
Options granted                                                                           413,400               $10.94
Options exercised                                                                        (160,719)              $ 6.36
Options forfeited                                                                          (5,108)              $ 9.65
                                                                                   --------------        -------------

Balance at January 2, 1998                                                              1,822,775               $ 8.56
Options granted / reissued                                                                890,000               $ 6.25
Options exercised                                                                        (568,690)              $ 5.40
Options forfeited / cancelled                                                            (598,500)              $12.50
                                                                                   --------------        -------------

Balance at January 1, 1999                                                              1,545,585               $ 6.69
Options granted / reissued                                                                453,000               $10.07
Options exercised                                                                        (538,420)              $ 6.13
                                                                                   --------------        -------------

Balance at December 31, 1999                                                            1,460,165               $ 7.75
                                                                                   ==============        =============

Options exercisable (vested) at December 31, 1999                                         918,166               $ 6.53
                                                                                   ==============        =============

  Included in the table above are options to purchase 3,500 shares of common stock outstanding at December 31, 1999, with an exercise price of $2.50 per share, which options were granted pursuant to the Company's 1990 Stock Option Plan. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant.

  Under provisions of the Company's 1991 Stock Option Plan, 2,000,000 shares were reserved for issuance. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant. Pursuant to this plan, options for 122,500 shares were outstanding at December 31, 1999, with exercise prices ranging between $2.50 to $9.25 per share.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 10--STOCKHOLDERS' EQUITY (Continued)

Options (Continued)

  In 1996, the Board of Directors of the Company approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase or awards of the Company's common stock. Under provisions of the Non-Qualified Stock Plan, 600,000 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant. Pursuant to this plan, options for 152,000, 160,000 and 566,000 shares were outstanding at December 31, 1999, January 1, 1999 and January 2, 1998, respectively. The options were originally issued with an exercise price of $12.50 per share. During 1998 the exercise price was reduced to $6.25 per share by action of the Board of Directors.

  In 1998, the Board of Directors of the Company approved the 1998 Stock Option Plan, authorizing the granting of incentive options and/or non-qualified options to purchase or awards of the Company's common stock. Under the provisions of the plan, 1,000,000 shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with
Article IV of the Plan. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 998,333 and 650,000 shares were outstanding at December 31, 1999 and January 1, 1999, respectively with exercise prices ranging between $6.25 and $10.63 per share.

  In 1997, the Company granted options to directors to purchase 240,000 shares at $12.00 per share and 173,400 shares to consultants at varying amounts that was then the fair market value.

  In 1997, officers, employees and others exercised 160,719 options from the 1990, 1991 and non-qualified stock option plans at prices from $2.50 to $12.50 resulting in cash and stock proceeds totaling $1,022,493.

  In 1998, officers, employees and others exercised 568,690 options from the 1990, 1991 and non-qualified stock option plans at prices from $1.15 to $12.00 resulting in cash, notes and stock proceeds totaling $3,068,713.

  In 1999, officers, employees and others exercised 538,420 options from the 1990, 1991, and non-qualified stock option plans at prices from $1.60 to $12.00 resulting in cash, notes and stock proceeds totaling $3,296,240.

  FASB 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999; dividend yield of 0 percent; expected volatility of 73 percent; risk free rate of 6.5 percent; and expected lives of 3 years; and in 1998; dividend yield of 0 percent; expected volatility of 35 percent; risk free rate of 4.5 percent; and expected lives of 3-7 years; and in 1997; dividend yield of 0 percent; expected volatility of 11 percent; risk free rate of 6.78 percent; and expected lives of 5 years.

  The weighted average fair value of options granted during the year ended December 31, 1999, January 1, 1999 and January 2, 1998 were $5.62, $1.84 to $2.89 and $1.57, respectively.

  Under the accounting provisions of FASB 123, the Company's net income and earnings per share for 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 10--STOCKHOLDERS' EQUITY (Continued)

Options (Continued)


                                                                        1999                  1998                 1997
                                                                  --------------       ---------------       --------------
Net income
 As reported                                                      $    2,154,000       $     2,457,000       $    7,419,000
 Pro forma                                                        $    1,584,000       $     2,340,168       $    6,771,200
Basic earnings per share
 As reported                                                               $ .15                 $ .18                 $.57
 Pro forma                                                                 $ .11                 $ .17                 $.52
Diluted earnings per share
 As reported                                                               $ .15                 $ .17                 $.53
 Pro forma                                                                 $ .11                 $ .16                 $.48


  Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1997 through 1999.

  The following table summarizes information about stock options outstanding at December 31, 1999.

                                                    Options
                                                  Outstanding
                                                   Weighted-
                               Number              Average               Weighted-              Number             Weighted-
    Range of                Outstanding           Remaining               Average            Exercisable            Average
 Exercise Prices            at 12/31/99         Contractual Life        Exercise Price       at 12/31/99          Exercise Price
-----------------       -----------------   ---------------------   ------------------     ---------------    ------------------

$2.50 to $4.75              161,000              3.6 years                  $ 4.18             161,000                $ 4.18
$5.875 to $6.25             750,666              7.4 years                  $ 6.24             645,666                $ 6.24
$9.00 to $12.00             548,500              8.6 years                  $10.87             111,500                $11.64
-----------------     -----------------     ---------------------   ------------------     ---------------    ------------------

$2.50 to $12.00           1,460,166              7.4 years                   $7.75             918,166                $ 6.53
=================    ==================     =====================   ==================    ================    ==================

Warrants

  The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                                                                                            Weighted-
                                                                                                             Average
                                                                                       Number               Exercise
                                                                                      of Shares               Price
                                                                                  -------------         --------------

Balance at January 3, 1997 and January 2, 1998                                          246,894                  $1.91
Warrants exercised                                                                     (186,750)                 $1.19
                                                                                  -------------         --------------

Balance at January 1, 1999                                                               60,144                  $3.94
Warrants exercised                                                                            -                      -
                                                                                  -------------         --------------

Balance at December 31, 1999                                                             60,144                  $3.94
                                                                                  =============         ==============

  All warrants are exercisable as of December 31, 1999.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 11--COMMITMENTS AND CONTINGENCIES

Lease Obligations

  The Company leases certain property, plant and equipment under capital and operating lease agreements. In the later part of 1995, the Company entered into a capital lease agreement to finance surgical equipment that was sent to China in consideration of a five-year exclusive supply agreement with a hospital in Hangzhou, China. During 1998, the lease obligations were fulfilled and in 1999, the buyout provisions of the leases were exercised.

  In December 1999, the Company entered into an operating lease agreement to finance excimer lasers that were placed in the laser centers operated by Laser and Implant Technology Centers, LLC, a wholly-owned subsidiary of the Company. The lease commitment of $1,700,000 will be paid over three years.

  Annual future minimum lease payments under noncancellable operating leases as of December 31, 1999 are as follows:


Fiscal Year
----------
  2000                         $1,785,802
  2001                          1,469,480
  2002                          1,282,700
  2003                            374,771
  2004                            152,454
                               ----------
  Thereafter                      236,131
                               ----------
  Total                        $5,301,338
                               ==========




  Rent expense was approximately $1,125,000, $1,147,000 and $686,000 for the years ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively.

Supply Agreement

  During 1999, the Company entered into a license and supply agreement with another manufacturer for one of its products. This agreement commits the Company to purchases of $3,172,000 over the next 18 months and gives the Company the right to license and re-sell the product.

Litigation and Claims

  The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 12--OTHER LIABILITIES

Other Current Liabilities

  Included in other current liabilities at December 31, 1999 and January 1, 1999 are approximately $1,283,000 and $1,274,000 of commissions due to outside sales representatives; income tax payable of $360,000 and $500,000; and deferred revenue of $232,000 and $232,000, respectively.

Other Long-Term Liabilities

  Included in other long-term liabilities at December 31, 1999 and January 1, 1999 is deferred revenue of approximately $0 and $232,000 and a pension obligation related to an officer of a foreign subsidiary of approximately $246,000 and $260,000, respectively.

NOTE 13--RELATED PARTY TRANSACTIONS

  The Company has had significant related party transactions as discussed in Notes 4 and 10.

  During 1999, 1998 and 1997, a law firm, of which a partner is director and stockholder of the Company, received approximately $247,000, $525,000 and $280,000 for fees in connection with legal services performed on behalf of the Company. As of December 31, 1999 and January 1, 1999, included in prepaid, deposits, and other current assets are $230,000 and $250,000 of prepaid legal fees.

  The Company pays an override sales commission, based upon a percentage of the Company's sales, to a corporation owned by an officer of the Company in its capacity as a sales representative for the Company. This agreement relates back to 1983, when the officer initially became associated with the Company in a sales and marketing capacity. Commissions paid or accrued under this arrangement totaled approximately $337,000, $400,000 and $420,000 during 1999, 1998 and 1997, respectively. During the year the Company paid $1,250,000 in consideration for cancellation of the agreement. The amount is included in Other Assets and is being amortized on a straight-line basis over five years.


NOTE 14--STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL DISCLOSURES

Cash Flows

  Net cash provided by operating activities includes interest paid of approximately $1,046,000, $740,000 and $723,000 for the years ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively. Income taxes paid amounted to approximately $1,312,000, $1,450,000 and $315,000 for the years ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively.

  Changes in operating working capital as shown in the consolidated statements of cash flows for the years ended December 31, 1999, January 1, 1999 and January 2, 1998 are comprised of:

                                                                       1999                   1998                   1997
                                                                ---------------        ---------------        --------------
Decrease (increase) in:
  Accounts receivable                                           $       740,636        $     (672,715)        $   (1,156,149)
  Other receivables                                                    (721,769)            1,863,170             (3,250,000)
  Inventories                                                        (2,178,152)           (2,086,968)            (2,346,531)
  Prepaids and deposits                                                (603,385)             (714,454)              (673,300)
  Other current assets                                               (1,214,016)                   --                     --
Increase (decrease) in:
  Accounts payable                                                    2,473,492              (713,574)               (76,590)
  Other current liabilities                                           1,045,451            (1,736,673)               548,068
                                                                ---------------        ---------------        --------------
Change in operating working capital                             $     (457,743)        $   (4,061,214)        $   (6,954,502)
                                                                ===============        ==============         ==============

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Supplemental Disclosures of Cash Flow Information

                                                                       1999                  1998                  1997
                                                                ---------------        --------------        ---------------
Non cash financing activities:
 Notes receivable (Note 10)                                     $     1,605,001        $    2,928,147        $             -
Acquisition of business:

 Assets acquired                                                $     4,403,000        $    4,027,000        $        93,000
 Goodwill                                                             3,137,000             4,247,000              1,038,000
 Liabilities assumed                                                 (1,763,000)           (3,736,000)               (58,000)
 Common stock issued                                                 (2,500,000)                    -                      -
 Cash paid                                                           (2,197,000)             (163,000)                     -
                                                                ---------------        --------------        ---------------
 Debt incurred                                                  $    (1,080,000)       $   (4,375,000)       $    (1,073,000)
                                                                ===============        ==============        ===============

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 15--NET INCOME PER SHARE

  The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                                       1999                   1998                 1997
                                                                ---------------        ---------------       --------------
Basic weighted average shares outstanding                            14,156,708             13,541,644           13,123,950
Diluted effect of stock options and warrants                            598,898                726,385              989,133
                                                                ---------------        ---------------       --------------

Diluted weighted average shares outstanding                          14,755,606             14,268,029           14,113,083
                                                                ===============       ================       ==============

NOTE 16--GEOGRAPHIC AND PRODUCT DATA

  The Company develops, manufactures and distributes medical devices used in minimally invasive ophthalmic surgery. Substantially all of the Company's revenues result from the sale of the Company's medical devices. There is not enough difference between the types of medical devices manufactured and distributed by the Company for the Company to account for these products separately or to justify segmented reporting by product type.

  The Company distributes its medical devices internationally and has reportable segments based on manufacturing and distribution criteria.

  The U.S. and Switzerland are involved in both the manufacture and distribution of medical devices and the other foreign entities are involved only in the distribution of medical devices. The other foreign segments include Canada, Australia, France, Austria, Brazil, South Africa, Germany, Sweden and Norway.

                                                                       1999                   1998                 1997
                                                                ---------------        ---------------       --------------
Sales to unaffiliated customers, allocated on the
basis of manufacturer or foreign distributor origination

U.S.                                                            $    30,868,000        $    24,658,000       $   27,843,000
Switzerland                                                           3,787,000              3,970,000            5,397,000
Foreign distributors                                                 24,300,000             25,616,000            9,240,000
                                                                ---------------        ---------------       --------------
Total sales to unaffiliated customers                           $    58,955,000        $    54,244,000       $   42,480,000
                                                                ===============        ===============       ==============

Sales to affiliated customers

U.S.                                                            $     4,147,000        $     3,670,000       $    2,936,000
Switzerland                                                           7,335,000              3,232,000            2,766,000
Foreign distributors                                                          -                      -                    -
                                                                ---------------        ---------------       --------------
Total sales to affiliated customers                             $    11,482,000        $     6,902,000       $    5,702,000
                                                                ===============        ===============       ==============

Depreciation and amortization

U.S.                                                            $     3,190,000        $     3,201,000       $    2,920,000
Switzerland                                                             832,000                667,000              319,000
Foreign distributors                                                    205,000                471,000              286,000
                                                                ---------------        ---------------       --------------
Total depreciation and amortization                             $     4,227,000        $     4,339,000       $    3,525,000
                                                                ===============        ===============       ==============

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 16--GEOGRAPHIC AND PRODUCT DATA (Continued)

                                                                       1999                   1998                 1997
                                                                ---------------        ---------------       --------------
Operating income

U.S.                                                            $      (789,000)             1,714,000       $   10,621,000
Switzerland                                                           4,052,000              2,800,000            1,519,000
Foreign distributors                                                    853,000              3,047,000              129,000
                                                                ---------------        ---------------       --------------
Total operating income                                          $     4,116,000        $     7,561,000       $   12,269,000
                                                                ===============        ===============       ==============


Profit and loss

Total operating income (as reported above)                      $     4,116,000         $     7,561,000      $   12,269,000
Equity in earnings of joint venture                                     586,000                 438,000             336,000
Interest expense--net                                                  (683,000)               (560,000)           (596,000)
Other expense, net                                                     (585,000)               (640,000)           (320,000)
Minority interest                                                      (419,000)               (662,000)                  -
Income taxes                                                           (861,000)             (1,999,000)         (4,270,000)
Cumulative effect of change in accounting method,
 write-off of start-up costs, net of income taxes                             -              (1,681,000)                  -
                                                                 ---------------         ---------------      -------------
Net income                                                      $     2,154,000         $     2,457,000      $    7,419,000
                                                                 ===============        ===============      ==============



                                                                     1999                   1998                 1997
                                                                ---------------        ---------------       --------------
Identifiable assets

U.S.                                                            $    70,199,000        $    60,829,000       $   49,653,000
Switzerland                                                           4,474,000              2,498,000            7,860,000
Foreign distributors                                                  2,856,000              9,963,000            4,878,000
                                                                ---------------        ---------------       --------------
Total identifiable assets                                       $    77,529,000        $    73,290,000       $   62,391,000
                                                                ===============        ===============       ==============

Capital expenditures

U.S.                                                            $     2,993,000        $     1,604,000       $    1,978,000
Switzerland                                                             785,000                126,000              792,000
Foreign distributors                                                    154,000                290,000               76,000
                                                                ---------------        ---------------       --------------
Total capital expenditures                                      $     3,932,000        $     2,020,000       $    2,846,000
                                                                ===============        ===============       ==============

Non-cash items

U.S.                                                            $     2,500,000        $       150,000       $      409,000
Switzerland                                                                   -                      -                    -
Foreign distributors                                                          -                      -                    -
                                                                ---------------        ---------------       --------------
Total non-cash items                                            $     2,500,000        $       150,000       $      409,000
                                                                ===============        ===============       ==============


Investment in joint venture

U.S.                                                            $     3,577,000        $     3,178,000       $    2,740,000
                                                                ===============        ================      ==============

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

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 16--GEOGRAPHIC AND PRODUCT DATA (Continued)

  During the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998, the Company had foreign sales from U.S., primarily to South America and Southeast Asia, of approximately $2,508,000, $1,223,000 and $2,935,000, respectively.

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

                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
                         REPORT ON SCHEDULE AND CONSENT




To the Board of Directors and Stockholders
STAAR Surgical Company


  The audits referred to in our report dated March 27, 1999, included the related financial statement schedule as of December 31, 1999, and for each of the three years in the period ended December 31, 1999, included in the annual report on Form 10-K of STAAR Surgical Company and subsidiaries. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

  We consent to incorporation by reference in the Registration Statement (No. 33-37248) (No. 33-76404) and (No. 33-60241) on Form S-8 of STAAR Surgical
Company of our report dated March 27, 1999, relating to the consolidated balance sheets of STAAR Surgical Company and subsidiaries as of December 31, 1999 and January 1, 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows and related schedule for each of the three years in the period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of STAAR Surgical Company and subsidiaries.



                                            BDO Seidman, LLP


Los Angeles, California
March 27, 2000

                    STAAR SURGICAL COMPANY AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                      Column A                              Column B        Column C         Column D            Column E
                      --------                           -------------    ------------    -------------      --------------
                                                           Balance at                                           Balance at
                                                           Beginning                                              End of
                    Description                             of Year         Additions       Deductions             Year
                    -----------                          -------------    ------------    -------------      --------------
1999
 Allowance for doubtful accounts deducted from
  accounts receivable in balance sheet                  $     233,000    $    143,000    $           -   $         376,000
 Reserve for obsolescence deducted from inventories
  in balance sheet                                             61,000         124,000                -             185,000
                                                        -------------    ------------    -------------      --------------

                                                        $     294,000    $    267,000    $           -   $         561,000
                                                        =============    ============    =============      ==============

1998
 Allowance for doubtful accounts deducted from
  accounts receivable in balance sheet                  $     128,000    $    105,000    $           -   $         233,000
 Reserve for obsolescence deducted from inventories
  in balance sheet                                            131,000               -           70,000(1)           61,000
                                                        -------------    ------------    -------------      --------------

                                                        $     259,000    $    105,000    $      70,000   $         294,000
                                                        =============    ============    =============      ==============

1997
 Allowance for doubtful accounts deducted from
  accounts receivable in balance sheet                  $     112,000    $     16,000    $           -   $         128,000
 Reserve for obsolescence deducted from inventories
  in balance sheet                                                  -         131,000                -             131,000
                                                        -------------    ------------    -------------      --------------

                                                        $     112,000    $    147,000    $           -   $         259,000
                                                        =============    ============    =============      ==============

___________
(1)  Obsolete inventory written down to zero value.