Form 10-Q
period 2000-03-31
STAAR SURGICAL COMPANY
filed 2000-05-15
CIK 718937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2000

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

The Registrant has 14,781,242 shares of common stock, par value $0.01 per share, issued and outstanding as of May 11, 2000.

Total number of sequentially numbered pages in this document: 9

                            STAAR SURGICAL COMPANY

                                     INDEX

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I
Item 1 - Financial Information

              Condensed Consolidated Balance Sheets - March 31, 2000 and

              December 31, 1999............................................                       1

         Condensed Consolidated Statements of Income -  Three Months Ended

              March 31, 2000 and April 2, 1999..............................                       2

         Condensed Consolidated Statements of Cash Flows - Three Months Ended

              March 31, 2000 and April 2, 1999..............................                       3

         Notes to Condensed Consolidated Financial Statements...............                       4

Item 2 - Management's Discussion and Analysis of Financial Condition and

              Results of Operations.........................................                       5

PART II
Item 5 - Other Information..................................................                       8

         Signature Page.....................................................                       9

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits
         --------

         27     Financial Data Schedule

         Reports on Form 8-K
         -------------------
         None

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                               March 31,         December 31,
                                                                                 2000               1999
                                  ASSETS                                      (Unaudited)           (Note)
                                  ------                                     ------------        -------------
Current assets:

        Cash and cash equivalents                                             $ 3,416,438        $ 3,344,128
        Accounts receivable, less allowance for doubtful accounts               9,955,537          9,426,813
        Other receivables                                                       3,531,172          3,020,027
        Inventories                                                            24,140,056         22,318,131
        Prepaids, deposits, and other current assets                            5,057,432          4,530,362
        Deferred income tax                                                       931,618            927,918
                                                                          ----------------------------------
              Total current assets                                             47,032,253         43,567,379
                                                                          ----------------------------------
Investment in joint venture                                                     3,577,450          3,577,450
Property, plant and equipment, net                                             13,209,551         12,676,480
Patents and licenses, net                                                      17,190,847         14,599,361
Goodwill, net                                                                   7,607,253          7,744,267
Other assets                                                                    2,969,246          3,108,337
                                                                          ----------------------------------
              Total assets                                                    $91,586,600        $85,273,274
                                                                          ==================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
        Notes payable                                                         $   677,645        $   880,173
        Accounts payable                                                        8,594,870          7,448,714
        Current portion of long-term debt                                       1,829,557          1,811,164
        Deferred income tax                                                     2,723,048          2,709,318
        Other current liabilities                                               4,273,264          5,127,336
                                                                          ----------------------------------
              Total current liabilities                                        18,098,384         17,976,705
                                                                          ----------------------------------
Long-term debt, net of current portion                                         17,626,079         13,673,254
Other long-term liabilities                                                       362,050            403,631
                                                                          ----------------------------------
              Total liabilities                                                36,086,513         32,053,590
                                                                          ----------------------------------
Minority interest                                                                 559,596            536,055
                                                                          ----------------------------------
Stockholders' equity:

        Common stock, $.01 par value; 30,000,000 shares authorized;
        issued and outstanding 14,752,339 at March 31, 2000 and
        14,752,339 at December 31, 1999                                           147,523            147,523
        Capital in excess of par value                                         51,205,459         51,205,459
        Stock to be issued                                                      2,400,000                 --
        Accumulated other comprehensive income                                 (1,688,708)        (1,282,025)
        Retained earnings                                                       9,735,380          9,471,835
                                                                          ----------------------------------
                                                                               61,799,654         59,542,792
Notes receivable from officers and directors                                   (6,859,163)        (6,859,163)
                                                                          ----------------------------------
        Total stockholders' equity                                             54,940,491         52,683,629
                                                                          ----------------------------------
                                                                              $91,586,600        $85,273,274
                                                                          ==================================

 Note: The amounts presented in the December 31, 1999 balance sheet are derived from the audited financial statements for the year ended December 31, 1999.
   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               Three Months Ended
                                                                ------------------------------------------------
                                                                 March 31, 2000                    April 2, 1999
                                                                 --------------                 ----------------
Sales                                                              $14,079,937                      $14,725,103
Royalty income                                                          58,036                           58,036
                                                                   -----------                      -----------
      Total revenues                                                14,137,973                       14,783,139
Cost of sales                                                        5,480,020                        5,744,670
                                                                   -----------                      -----------
      Gross profit                                                   8,657,953                        9,038,469
                                                                   -----------                      -----------

Selling, general and administrative expenses:
    General and administrative                                       2,337,580                        1,741,779
    Marketing and selling                                            4,870,988                        4,846,486
    Research and development                                         1,110,052                        1,062,416
                                                                   -----------                      -----------
    Total selling, general and administrative expenses               8,318,620                        7,650,681
                                                                   -----------                      -----------
    Operating income                                                   339,333                        1,387,788
                                                                   -----------                      -----------
Other income (expense):
    Equity in earnings of joint venture                                      -                           99,243
    Interest income                                                    532,087                           22,301
    Interest expense                                                  (372,971)                        (215,501)
    Other income (expense)                                             (33,379)                         (28,787)
                                                                   -----------                      -----------
    Total other income (expense)                                       125,737                         (129,727)
                                                                   -----------                      -----------
Income before income taxes and minority interest                       465,070                        1,258,061
Income tax provision                                                   158,124                          419,821
                                                                        43,401                          165,489
Minority interest                                                  -----------                      -----------

Net income                                                         $   263,545                      $   672,751
                                                                   ===========                      ===========
Net income per share:
         Basic                                                     $       .02                      $       .05
                                                                   ===========                      ===========
         Diluted                                                   $       .02                      $       .05
                                                                   ===========                      ===========
Weighted average number of shares outstanding:
         Basic                                                      14,752,339                       14,093,495
         Diluted                                                    15,308,271                       14,329,031

   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                          ------------------------------------------
                                                                              March 31,                    April 2,
                                                                               2000                          1999
                                                                          --------------------------------------------
Cash flows from operating activities:
Net income                                                                  $  263,545                       $  672,751
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
         Depreciation of property and equipment                                637,261                          453,470
         Amortization of intangibles                                           587,353                          505,446
         Change in deferred revenue                                            (58,036)                         (58,036)
         Minority interest                                                      23,541                          165,489
         Equity in earnings of joint venture                                        --                          (99,244)
         Deferred income taxes                                                  10,030                               --
         Change in operating working capital                                (3,038,746)                      (1,659,535)
                                                                           -----------                      -----------
              Net cash used in operating activities                         (1,575,051)                         (19,659)
                                                                           -----------                      -----------
Cash flows from investing activities:
         Purchase of property and equipment                                 (1,170,332)                        (567,545)
         Increase in patents and licenses                                     (491,980)                        (332,863)
         Dividends received from joint venture                                      --                          187,171
         Increase in other assets                                              (10,753)                          (8,530)
                                                                           -----------                      -----------
         Net cash used in investing activities                              (1,673,066)                        (721,767)
                                                                           -----------                      -----------

Cash flows from financing activities:
         Increase in borrowings under notes payable and long-term debt       7,136,148                               --
         Payments on notes payable and long-term debt                         (853,483)                        (308,754)
         Net borrowings (payments) under line-of-credit                     (2,555,555)                         261,046
         Proceeds from the exercise of stock options                                --                          207,375
                                                                           -----------                      -----------
              Net cash provided by financing activities                      3,727,110                          159,667
                                                                           -----------                      -----------
Effect of exchange rate changes on cash and cash equivalents                  (406,683)                          (4,769)
                                                                           -----------                      -----------
Decrease in cash and cash equivalents                                          (72,310)                        (586,528)
Cash and cash equivalents, at beginning of period                            3,344,128                        4,689,574
                                                                           -----------                      -----------
Cash and cash equivalents, at end of period                                 $3,416,438                       $4,103,046
                                                                           ===========                      ===========

   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

1.  Basis of Presentation

     The accompanying financial statements consolidate the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity. During the three-months ended March 31, 2000 and April 2, 1999, the net foreign translation loss was $406,683 and $4,769 and net foreign currency transaction gain/loss was not material. Investments in affiliates and joint ventures are accounted for using the equity method of accounting, except for the period ended March 31, 2000 which is on the cost basis (see Management Discussion and Analysis).

    Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  Foreign Sales

    During the three-months ended March 31, 2000 and April 2, 1999, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $6,534,000 and $8,513,000. Of these sales, approximately $5,636,000 and $6,441,000 were to Europe, which has been the Company's principal foreign market.

    The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at March 31, 2000 and December 31, 1999:

                                                    March 31,     December 31,
                                                      2000           1999
                                                    ----------    ------------
Raw materials and purchased parts............      $ 2,312,617     $ 2,137,400
Work in process..............................        3,384,436       3,128,247
Finished goods...............................       18,443,003      17,052,484
                                                   -----------     -----------
                                                   $24,140,056     $22,318,131
                                                   ===========     ===========

4.  Patents

    During the quarter, the Company purchased new technology of $2.9 million for $2.4 million in Common Stock and $.5 million in cash.


5.  Long-term Debt

    During the quarter, the Company obtained a term loan in the amount of $7.0 million from its current domestic lender at a rate of interest not to exceed prime less .5%. The note, which terminates February 1, 2005, grants as security for all indebtedness to the bank, all of the Company's accounts receivable and other rights to payment, general intangibles, inventory and equipment. The loan requires the Company to satisfy certain financial tests and limits the amount of other indebtedness the Company may incur. The Company was not in compliance with restrictive covenants as of March 31, 2000. The Company is in negotiations with its lender to adjust the covenants to assure future compliance.


6.  Interim Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three-months ended March 31, 2000 and April 2, 1999, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for this interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-months ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

7.  Reclassifications
    Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

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

                                                                    Percentage of
                                                               Total Revenues For Three           Percentage change
                                                                      Months Ended                 For Three Months
                                                          -----------------------------------    -------------------
                                                              March 31,              April 2,
                                                                2000                  1999           2000 vs. 1999
                                                          -----------------------------------    -------------------
                                                                                                  Increase (Decrease)
Total revenues.................................                 100.0%                100.0%             (4.4%)
Cost of sales..................................                  38.8                  38.9              (4.6)
                                                                -----                 -----
Gross profit...................................                  61.2                  61.1              (4.2)
Costs and expenses:
     General and administrative................                  16.5                  11.8              34.2
     Marketing and selling.....................                  34.5                  32.8                .5
     Research and development..................                   7.9                   7.2               4.5
                                                                -----                 -----
          Total costs and expenses                               58.8                  51.8               8.7

Other income (expense), net....................                    .9                   (.9)            100.0
                                                                -----                 -----
Income before income taxes.....................                   3.3                   8.5             (63.0)

Income tax provision...........................                   1.1                   2.8             (62.3)

Minority interest                                                  .3                   1.1             (73.8)
                                                                -----                 -----
               Net income......................                   1.9%                  4.6%            (60.8%)
                                                                =====                 =====

Revenues
--------

    Revenues for the three-month period ended March 31, 2000 were $14.1 million, which is 4.4% less than the $14.8 million in revenues for the three-month period ended April 2, 1999. The decrease in revenues was attributable to a decrease in unit sales of the Company's intraocular lenses (IOLs) primarily in Europe and Asia offset by increased sales in the United States and lower average selling prices of IOLs due to competitive pressures combined with the effect of the relative strength of the U.S. Dollar as compared to certain foreign currencies. This decrease was offset by increased sales of the Company's refractive products, primarily the Implantable Contact Lens(TM), a deformable intraocular refractive corrective lens, and the Toric(TM) intraocular lens and increase in sales from the Company's laser eye centers which commenced operations in the third quarter of 1999.

Cost of Sales
-------------

   Cost of sales decreased to 38.8% of revenues for the three-months ended March 31, 2000 from 38.9% of revenues for the three-months ended April 2, 1999. The slight decrease in cost of sales was due to higher sales volume of new products, specifically the Company's refractive lenses, with higher margins offset by the lower margins of IOLs due to cost reductions and savings not keeping pace with the decline in selling price. The Company expects cost of sales as a percentage of sales to remain at this level for the remainder of this year. The Company has recently started an aggresive program of cost reduction and containment. This program included certain changes in manufacturing management. These programs, if successful, will lower the cost of manufacturing this year and the Company should begin to realize the benefits of lower cost of sales possibly late this year or early next year.

General & Administrative
------------------------

  General and administrative expense increased to 16.5 % of revenues for the three-months ended March 31, 2000 from

11.8% of revenues for the three-months ended April 2, 1999. The increase as a percent of revenues was due to lower overall revenues, general and administrative costs of operating the Company's Laser and Implant Technology Centers and increased professional fees.

Marketing and Selling
---------------------

    Marketing and selling expense increased to 34.5 % of revenues for the three-months ended March 31, 2000 compared to 32.8% of revenues for the three-months ended April 2, 1999. The increase in marketing and selling expense as a percentage of revenues was attributable to decreased revenues and additional costs associated with sales meetings.

Research and Development
------------------------

    Research and development expense for the first quarter ending March 31, 2000 was 7.9% of revenues compared to 7.2% of revenues at April 2, 1999. Actual expense increased 4.5% over the same period last year due to increased costs related to clinical trials with respect to new products.

Other Income (Expense), Net
---------------------------

    Other income (expense), net for the quarter ended March 31, 2000 was $126,000, or .9% of revenues, as compared to ($130,000), or (.9%) of revenues, for the quarter ended April 2, 1999. The primary reasons for this change were increased accrued interest income related to the second quarter note repayment by certain officers of the Company, offset by a decrease in earnings related to the Company's joint venture with Canon STAAR and increased interest expense on increased borrowings.

Income Tax Provision
--------------------

    The Company's effective income tax rate at March 31, 2000 increased to 34.0% as compared to April 2, 1999 when it was 33.4%.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents for the quarter ended March 31, 2000 decreased by approximately $.07 million relative to the fiscal year ended December 31, 1999.

    During the quarter, the Company increased its inventories in preparation for the product launch of its Collamer(TM) intraocular lens in the United States.

    Patents and licenses increased approximately $2.9 million as a result of new technology obtained by the Company.

    During the quarter, the Company obtained a term loan in the amount of $7.0 million from its current domestic lender at a rate of interest not to exceed prime less .5%. The note, which terminates February 1, 2005, grants as security for all indebtedness to the bank, all of the Company's accounts receivable and other rights to payment, general intangibles, inventory and equipment. The loan requires the Company to satisfy certain financial tests and limits the amount of other indebtedness the Company may incur. The Company was not in compliance with restrictive covenants as of March 31, 2000. The Company is in negotiations with its lender to adjust the covenants to assure future compliance.

    As of March 31, 2000, the Company had a current ratio of 2.6:1, net working capital of $28.9 million and net equity of $54.9 million compared to December 31, 1999 when the Company's current ratio was 2.4:1, its net working capital was $25.6 million, and its net equity was $52.7 million.

    Subsequent to the quarter ended March 31, 2000, the Board of Directors of the Company gave preliminary approval for a financial restructuring plan that is expected to involve one-time charges of $15.0 million to $17.0 million in the second quarter of 2000. These charges will involve the write-off of the Company's investment in the Canon STAAR Joint Venture in Japan; write-off or restructuring of under-performing subsidiaries, write-off of old or unnecessary patents, and write-off of inventory which the Company believes may become obsolete or does not fit the future strategy of the Company and a write-off of the Company's investment in laser centers. The Company will also make management and other operational changes which should result in cost reductions.

    The Company expects to continue to be profitable in the future, with the exception of the above mentioned second quarter 2000 restructuring charge, and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.

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


                            STAAR SURGICAL COMPANY



Date:  May 10, 2000               by:      /s/ JOHN S. SANTOS
                                  ----------------------------------
                                              John S. Santos
                                        Chief Financial Officer and
                                           Duly Authorized Officer
                                    (principal accounting and financial
                                          officer for the quarter)