Form 10-Q
period 2000-06-30
STAAR SURGICAL COMPANY
filed 2000-08-15
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _____________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2000

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

                                 _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The Registrant has 15,114,393 shares of common stock, par value $0.01 per share, issued and outstanding as of August 8, 2000.

Total number of sequentially numbered pages in this document: 9

                             STAAR SURGICAL COMPANY

                                     INDEX


                                                                                                            PAGE
                                                                                                           NUMBER

PART I
Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - June 30, 2000 and

             December 31, 1999.............................................................     1

         Condensed Consolidated Statements of Operations - Three and Six Months Ended

             June 30, 2000 and July 2, 1999................................................     2

         Condensed Consolidated Statements of Cash Flows - Six Months Ended

             June 30, 2000 and July 2, 1999...............................................      3

         Notes to Condensed Consolidated Financial Statements.............................      4

Item 2 - Management's Discussion and Analysis of Financial Condition and

             Results of Operations.........................................................     5

PART II
Item 1 - Legal Proceedings.................................................................

Item 4 - Submission of Matters to a Vote of Security Holders...............................

Item 5 - Other Information.................................................................     8

         Signature Page....................................................................     9

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits

     27   Financial Data Schedule

     Reports on Form 8-K
     None

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                      June 30,      December 31,
                                                                                        2000           1999
                                    ASSETS                                           (Unaudited)      (Note)
                                    ------                                          -----------    ------------

Current assets:

     Cash and cash equivalents                                                       $ 4,262,845     $ 3,316,398
     Accounts receivable, less allowance for doubtful accounts                         8,025,340       9,360,936
     Other receivables                                                                 3,215,940       3,020,027
     Inventories                                                                      19,279,349      22,241,951
     Prepaids, deposits, and other current assets                                      4,145,878       4,092,603
     Deferred income tax - short-term                                                    912,974         912,974
                                                                                     -----------     -----------
        Total current assets                                                          39,842,326      42,944,889
                                                                                     -----------     -----------
Investment in joint venture                                                                   --       3,577,450
Property, plant and equipment, net                                                    12,414,679      12,410,007
Patents and licenses, net                                                             10,778,634      14,599,361
Goodwill, net                                                                          6,552,380       7,927,449
Deferred income tax - long-term                                                        6,501,910              --
Other assets                                                                             889,115       2,918,689
                                                                                     -----------     -----------
        Total assets                                                                 $76,979,044     $84,377,845
                                                                                     ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
     Notes payable                                                                   $   861,337     $   880,173
     Accounts payable                                                                  7,779,451       7,157,308
     Current portion of long-term debt                                                20,316,737       1,811,164
     Deferred income tax                                                               2,713,208       2,709,318
     Other current liabilities                                                         5,932,645       5,127,336
                                                                                     -----------     -----------
        Total current liabilities                                                     37,603,378      17,685,299
                                                                                     -----------     -----------
Long-term debt, net of current portion                                                   181,378      13,673,254
Net liabilities (assets) of discontinued operations                                      588,102        (604,023)
Other long-term liabilities                                                            1,952,997         403,631
                                                                                     -----------     -----------
        Total liabilities                                                             40,325,855      31,158,161
                                                                                     -----------     -----------
Minority interest                                                                        589,068         536,055
                                                                                     -----------     -----------
Stockholders' equity:

     Common stock, $.01 par value; 30,000,000 shares authorized;
     issued and outstanding  14,993,908 at June 30, 2000 and
     14,752,339 at December 31, 1999                                                     149,939         147,523
     Capital in excess of par value                                                   52,864,472      51,205,459
     Accumulated other comprehensive income                                           (1,917,573)     (1,282,025)
     Retained earnings (deficit)                                                      (8,778,679)      9,471,835
                                                                                     -----------     -----------
                                                                                      42,318,159      59,542,792
Notes receivable from officers and directors                                          (6,254,038)     (6,859,163)
                                                                                     -----------     -----------
     Total stockholders' equity                                                       36,064,121      52,683,629
                                                                                     -----------     -----------
                                                                                     $76,979,044     $84,377,845
                                                                                     ===========     ===========

Note: The amounts presented in the December 31, 1999 balance sheet are derived from the audited financial statements for the year ended December 31, 1999. See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended                                Six Months Ended
                                               ----------------------------------           ---------------------------------------
                                                 June 30,                July 2,                June 30,                  July 2,
                                                   2000                   1999                   2000                      1999
                                               ------------           -----------           ------------                -----------
Sales                                          $ 12,790,248           $14,701,167           $ 26,870,185                $29,426,270
Royalty income                                       58,035                72,610                116,071                    130,646
                                               ------------           -----------           ------------                -----------
        Total revenues                           12,848,283            14,773,777             26,986,256                 29,556,916
Cost of sales                                    10,130,423             5,488,408             15,610,443                 11,233,078
                                               ------------           -----------           ------------                -----------
           Gross profit                           2,717,860             9,285,369             11,375,813                 18,323,838
                                               ------------           -----------           ------------                ------------
Selling, general and administrative
 expenses:

        General and administrative                2,788,320             1,749,299              5,125,900                  3,491,078
        Marketing and selling                     5,791,284             5,041,478             10,662,272                  9,887,964
        Research and development                  1,123,247             1,005,204              2,233,299                  2,067,620
        Restructuring, impairment, and
        other nonrecurring charges               10,908,932                    --             10,908,932                         --
                                               ------------           -----------           ------------                -----------
   Total selling, general and
    administrative expenses:                     20,611,783             7,795,981             28,930,403                 15,446,662
                                               ------------           -----------           ------------                -----------
        Operating income (loss)                 (17,893,923)            1,489,388            (17,554,590)                 2,877,176
                                               ------------           -----------           ------------                -----------
Other income (expense):

        Interest income                              69,046                35,223                601,133                     60,524
        Interest expense                           (448,497)             (216,414)              (821,468)                  (441,898)
        Other income (expense)                      925,092              (157,053)               891,713                   (185,840)
                                               ------------           -----------           ------------                -----------
    Total other income (expense) - net              545,641              (338,244)               671,378                   (567,214)
                                               ------------           -----------           ------------                -----------
Income (loss) from continuing operations
 before taxes and minority interest             (17,348,282)            1,151,144            (16,883,212)                 2,309,962

Income tax (benefit) provision                   (5,391,920)              434,327             (5,233,796)                   854,148
Minority interest                                     9,612               109,896                 53,013                    275,385
                                               ------------           -----------           ------------                -----------
Income (loss) from continuing operations        (11,965,974)              606,921            (11,702,429)                 1,180,429
                                               ------------           -----------           ------------                -----------
Discontinued operations
    Income (loss) from operations, net of
     income tax benefit of $1,017,522            (6,548,085)               70,000             (6,548,085)                   169,243
                                               ------------           -----------           ------------                -----------
Net income (loss)                              $(18,514,059)          $   676,921           $(18,250,514)               $ 1,349,672
                                               ============           ===========           ============                ===========
Income (loss) per share:
        Basic

        Continuing Operations                  $     (0.81)           $       .05           $     (0.79)                $       .10
        Discontinued Operations                      (0.44)                    --                 (0.44)                         --
                                               ------------           -----------           ------------                -----------
          Total                                $     (1.25)           $       .05           $     (1.23)                $       .10
                                               ============           ===========           ============                ===========
Diluted
        Continuing Operations                  $     (0.81)           $       .05           $     (0.79)                $       .09
        Discontinued Operations                      (0.44)                    --                 (0.44)                         --
                                               ------------           -----------           ------------                -----------
          Total                                $     (1.25)           $       .05           $     (1.23)                $       .09
                                               ============           ===========           ============                ===========



Weighted average number of shares
 outstanding:

        Basic                                    14,817,365            14,093,495             14,786,495                 14,093,495
                                               ============           ===========           ============                ===========
        Diluted                                  14,817,365            14,607,783             14,786,495                 14,607,783
                                               ============           ===========           ============                ===========

  See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                           Six Months Ended
                                                                                     -----------------------------
                                                                                        June 30,         July 2,
                                                                                         2000           1999
                                                                                      ------------    -----------
Cash flows from operating activities:
Net income (loss)                                                                     $(18,250,514)   $ 1,349,672
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation of property and equipment                                              1,232,508        750,320
     Amortization of intangibles                                                           877,975      1,038,793
     Change in deferred revenue                                                           (116,071)      (116,071)
     Minority interest                                                                      53,013        275,385
     Equity in earnings of joint venture                                                        --       (169,243)
     Common stock issued for services                                                    1,011,838             --
     Non-cash write-downs related to restructuring:
        Accounts receivable, including additional reserves                                 448,901             --
        Inventories                                                                      5,197,301             --
        Patents                                                                          3,999,864             --
        Impairment losses related to foreign subsidiaries                                  809,522             --
        Fixed assets                                                                       413,961             --
        Other assets                                                                       472,764             --
     Non-cash accruals related to restructuring:
        Legal and professional fees                                                      1,009,682             --
        Exit cost                                                                        1,041,650             --
     Loss from discontinued operations, net of tax                                       5,613,874             --
     Deferred income taxes                                                              (5,625,822)            --
     Change in operating working capital                                                (1,219,888)    (1,973,463)
                                                                                      ------------    -----------
         Net cash provided by (used in) operating activities                            (3,030,433)     1,155,393
                                                                                      ------------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                 (1,336,715)    (1,219,240)
     Increase in patents and licenses                                                     (663,260)      (643,914)
     Dividends received from joint venture                                                      --        187,171
     Decrease (Increase) in other assets                                                   686,801       (128.396)
                                                                                      ------------    -----------
        Net cash used in investing activities                                           (1,313,174)    (1,804,379)
                                                                                      ------------    -----------

Cash flows from financing activities:
     Increase in borrowings under notes payable and long-term debt                       7,030,574      4,000,000
     Payments on notes payable and long-term debt                                       (1,626,626)      (865,672)
     Net borrowings (payments) under line-of-credit                                       (459,721)    (2,893,304)
     Payments of notes receivable from officers and directors                              192,000             --
     Proceeds from the exercise of stock options                                           789,375        207,374
                                                                                      ------------    -----------
        Net cash provided by financing activities                                        5,925,602        448,398
                                                                                      ------------    -----------

Effect of exchange rate changes on cash and cash equivalents                              (635,548)      (502,396)
                                                                                      ------------    -----------
Decrease in cash and cash equivalents                                                      946,447       (702,984)
Cash and cash equivalents, at beginning of period                                        3,316,398      4,689,574
                                                                                      ------------    -----------
Cash and cash equivalents, at end of period                                           $  4,262,845    $ 3,986,590
                                                                                      ============    ===========


   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

1.  Basis of Presentation

    The accompanying financial statements consolidate the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity. During the six-months ended June 30, 2000 and July 2, 1999, the net foreign translation loss was $635,548 and $502,396 and net foreign currency transaction gain/loss was not material. Investment in the Japanese joint venture has been accounted for using the equity method of accounting, except for the period ended June 30, 2000 which is on the cost basis (see Note 5).

    Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.


2.   Foreign Sales

    During the three-months ended June 30, 2000 and July 2, 1999, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $4,947,000 and $7,326,000. Of these sales, approximately $4,781,000 and $5,981,000 were to Europe, which has been the Company's principal foreign market.

   During the six-months ended June 30, 2000 and July 2, 1999, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $10,881,000 and $16,652,000. Of these sales, approximately $10,496,000 and $12,599,000 were to Europe, which has been the Company's principal foreign market.

    The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.


3.   Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at June 30, 2000 and December 31, 1999:

                                                                                        June 30,      December 31,
                                                                                          2000           1999
                                                                                       -----------    -----------

Raw materials and purchased parts...................................................   $ 2,395,678    $ 2,137,400
Work in process.....................................................................     3,642,029      3,128,247
Finished goods......................................................................    13,241,642     17,052,484
                                                                                       -----------    -----------
                                                                                       $19,279,349    $22,318,131
                                                                                       ===========    ===========



4.   Long-term Debt

     The Company has a loan agreement with a domestic lender which carries an interest rate not to exceed the Prime Rate less 0.5% on any outstanding principal amount. The loan agreement grants the lender a security interest in the Company's accounts receivable, inventories, property, plant and equipment, and other general intangibles. The loan agreement also requires that the Company maintain and satisfy certain financial tests and limits the amount of indebtedness the Company can incur (collectively the "restrictive covenants").

     The Company is current in its payment of principal and interest to the Lender as provided for under the loan agreement. However, the Company was not in compliance with certain of the restrictive covenants during the first quarter, and to a larger extent the second quarter of the current fiscal year, which is attributable to the Restructuring Plan. The Company has obtained a forbearance letter from the Lender who agreed to forbear from exercising its rights and remedies under the loan agreement until September 15, 2000, provided that the Company maintain certain financial ratios. Currently, the Company is in the process of seeking alternative financing to pay-down or payoff the loan agreement, however there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms.

5.   Interim Financial Statements

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three and six-months ended June 30, 2000 and July 2, 1999, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six-months ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.


6.   Reclassifications

          Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.


7.   Restructuring Plan

          On June 22, 2000, the Company announced the details of its plan of restructuring. The final plan totaled approximately $24 million of charges before tax benefit. The charges related to the Company discontinuing its Japanese joint venture and certain subsidiaries, writing-off or down inventory, patents and other assets that were considered questionable in providing future value to the Company and the costs associated with several changes in the Company's management.

          In conjunction with the implementation of the plan of restructuring, the Company recorded a pre-tax special charge to earnings of $24 million before tax benefit in the second quarter of fiscal 2000. The charge is included in Cost of Sales, Restructuring, Impairment and Other Nonrecurring Charges, Discontinued Operations, and General and Administrative Expenses, in the accompanying consolidated statement of operations. Included in the charge are cash items such as severance and other employee exit costs of $2.0 million, lease obligations and other obligations of discontinued operations of $1.1 million and $1.1 million of accrued expenses related to the plan of restructuring.

          The non-cash items in the $24 million in the restructuring plan total $19.9 million. These charges include in Cost of Sales, $5.2 million related to inventory being written-off or -down. The charges in Restructuring, Impairment and Other Nonrecurring Charges include; $4.0 million of patents that no longer fit the Company's future plans, $2.1 million related to employee separation costs, $.8 million related to discontinued projects and $.9 million in impaired assets at subsidiaries that are being reorganized. The charges in General and Administrative Expenses of $.4 million are accounts receivable being reserved or written-off. The charges in Discontinued Operations before the effect of tax benefits include; $4.5 million from the write-off of the book value of the investment and other unrealizable assets related to the Company's Japanese joint venture, $1.1 million related to the disposition of investment and assets related to the Company's entry into the Lasik market, and $.9 million from the closure of sales subsidiaries.


8.   Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's Statement of Operations for the period indicated and the percentage increase or decrease in such items over the prior period.

                                                     Percentage of           % change          Percentage of          % change
                                               Total Revenues For Three     For Three       Total Revenues For         For Six
                                                      Months Ended            Months          Six Months Ended          Months
                                                      ------------            ------          ----------------          ------
                                                  June         July            2000          June          July          2000
                                                   30,           2,             vs.           30,            2,            vs
                                                  2000        1999             1999          2000          1999          1999
                                                  ----        ----             ----          ----          ----          ----
Total revenues...........................        100.0%      100.0%           (13.0)%        100.0%       100.0%         (8.7)%
Cost of sales............................         78.8        37.1              84.6          57.8         38.0           39.0
                                               -------      ------            ------        ------        -----          -----
Gross profit.............................         21.2        62.9             (70.7)         42.2         62.0          (37.9)
Costs and expenses:
   General and administrative............         21.7        11.9              59.4          19.0         11.8           46.8
   Marketing and selling.................         45.1        34.1              14.9          39.5         33.5            7.8
   Research and development..............          8.7         6.8              11.7           8.3          7.0            8.0
    Restructuring, impairment and other
     non-recurring charges                        84.9          --             100.0          40.4           --          100.0
                                               -------       -----            ------        ------        -----          -----
       Total costs and expenses                  160.4        52.8             100.0         107.2         52.3           87.3

Other income (expense), net..............          4.2        (2.3)               --           2.5         (1.9)            --
                                               -------       -----            ------        ------        -----          -----
Income (loss) before income taxes........       (135.0)        7.8                --         (62.6)         7.8             --

Income tax (benefit) provision...........        (42.0)        2.9                --         (19.4)         2.9             --
Minority interest                                   .1          .7             (91.3)           .2           .9          (80.8)
Discontinued operations                          (51.0)        0.4             100.0         (24.3)         0.6          100.0
                                               -------       -----            ------        ------        -----          -----
            Net income (loss)............      (144.1)%        4.6%               --        (67.6)%         4.6%            --
                                               =======       =====            ======        ======        =====          =====

Revenues
--------

     Revenues for the three-month period ended June 30, 2000 were $12.8 million, which is 13.0% less than the $14.8 million in revenues for the three-month period ended July 2, 1999. The decrease in revenues was attributable to a decrease in unit sales of the Company's intraocular lenses (IOLs) primarily in Asia and Europe and the strength of the U.S. dollar as compared with certain foreign currencies. This decrease was offset by increased sales of the Toric(TM) intraocular lens and the Collamer intraocular lens, which received U.S. FDA approval during the second quarter, in the United States.

     Revenues for the six-month period ended June 30, 2000 were $27.0 million, which is 8.7% less than the $29.6 million in revenues for the six-month period ended July 2, 1999. The decrease in revenues was attributable to a decrease in unit sales of the Company's intraocular lenses (IOLs) primarily in Asia and Europe combined with the effect of the relative strength of the U.S. dollar as compared to certain foreign currencies. This decrease was offset by increased sales of the Toric(TM) intraocular lens and Collamer intraocular lens, which received U.S. FDA approval during the second quarter, in the United States and increases in sales from the Company's laser eye centers which commenced operations in the third quarter of 1999. During the second quarter the Company sold the laser center subsidiary to its management.

Cost of Sales
-------------

     Cost of sales increased to 78.8% of revenues for the three-months ended June 30, 2000 from 37.1% of revenues for the three-months ended July 2, 1999. The increase in cost of sales was primarily due to the $5.2 million write-off of inventory in connection with the Company's restructuring plan. Excluding the effect of the write-off of inventory, cost of sales as a percentage of sales increased slightly to 38.4% of revenues. This increase in cost of sales as a percentage of sales was attributable to lower gross profit margins on IOLs due to cost reductions and savings not keeping pace with the decline in selling price and increased sales of new products, specifically the Company's Collamer IOL, which have higher unit costs related to introductory production levels.

     Cost of sales increased to 57.8% of revenues for the six-months ended June 30, 2000 from 38.0% of revenues for the six-months ended July 2, 1999. The increase in cost of sales was primarily due to the $5.2 million write-off of inventory in connection with the Company's restructuring plan. Excluding the effect of the write-off of inventory, cost of sales as a percentage of sales increased slightly to 38.6% of revenues for the same reasons as stated above for the three-month period. The Company expects cost of sales as a percentage of sales to remain at this level for the remainder of this year. The Company has recently started an aggressive program of cost reduction and containment. This program included certain changes in manufacturing management. These programs, if successful, will lower the cost of manufacturing this year and the Company should begin to realize the benefits of lower cost of sales possibly late this year or early next year.

General & Administrative
------------------------

     General and administrative expense increased to 21.7% of revenues for the three-months ended June 30, 2000 from 11.8% of revenues for the three-months ended July 2, 1999. Of the increase as a percent of revenues, 3.9% was due to a restructuring charge of $.5 million. The remaining increase was due to general and administrative costs of operating the Company's Laser and Implant Technology Centers and increased professional fees. Without the restructuring charge, general and administrative expense was 17.8% of revenues.

     General and administrative expense increased to 19.0% of revenues for the six-months ended June 30, 2000 from 11.8% of revenues for the six-months ended July 2, 1999. Of the increase as a percent of revenues, 1.9% was due to a restructuring charge of $.5 million. The remaining increase was due to general and administrative costs of operating the Company's Laser and Implant Technology Centers and increased professional fees. Without the restructuring charge, general and administrative expense was 17.1% of revenues.

Marketing and Selling
---------------------

     Marketing and selling expense increased to 45.1% of revenues for the three-months ended June 30, 2000 compared to 34.1% of revenues for the three-months ended July 2, 1999. The increase in marketing and selling expense as a percentage of revenues was attributable to decreased revenues and additional costs associated with advertising for the Collamer IOL product launch, increased commissions in the U.S. and increased expenses related to subsidiaries which were discontinued as part of the Company's plan of restructuring.

     Marketing and selling expense increased to 39.5 % of revenues for the six-months ended June 30, 2000 compared to 33.5% of revenues for the six-months ended July 2, 1999. The increase in marketing and selling expense as a percentage of revenues was attributable to decreased revenues and additional costs associated with sales meetings, and advertising for the Collamer IOL product launch.

Research and Development
------------------------

     Research and development expense for the three-months ended June 30, 2000 was 8.7% of revenues compared to 6.8% of revenues at July 2, 1999. Actual expense increased 1.9% over the same period last year due to increased costs related to clinical trials with respect to new products.

     Research and development expense for the six-months ended June 30, 2000 was 8.3% of revenues compared to 7.0% of revenues at July 2, 1999. Actual expense increased .3% over the same period last year due to increased costs related to clinical trials with respect to new products.

Other Income (Expense), Net
---------------------------

     Other income (expense), net for the three-months ended June 30, 2000 was $546,000, or 4.2% of revenues, as compared to ($338,000), or (2.3%) of revenues, for the three-months ended July 2, 1999. The primary reason for the change was related to income from a settlement received by the Company from a licensing agreement.

     Other income (expense), net for the six-months ended June 30, 2000 was $671,000, or 2.5% of revenues, as compared to ($567,000), or (1.9%) of revenues, for the six-months ended July 2, 1999. The primary reasons for this change were increased accrued interest income and income from the settlement of a licensing agreement.

Income Tax Provision (Benefit)
------------------------------

     The Company has recorded an income tax benefit for the six-month period ended June 30, 2000 of $6.3 million including the tax benefit associated with discontinued operations. The effective income tax rate of the benefit was 25.5%. The rate is less than the Company's historical rate due to certain expenses that were recorded as part of the Company's Plan of Restructuring that do not generate tax benefits. These expenses include the write-off of the accumulated equity in earnings of joint venture which was previously untaxed, expenses recorded at the Company's Swiss subsidiary which were previously untaxed as part of a tax holiday and certain expenses which are capital in nature and will not generate tax benefits until and if the Company has capital gains in the future.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents as of June 30, 2000 increased by approximately $.9 million relative to December 31, 1999.

     The Company has a loan agreement with a domestic lender which carries an interest rate not to exceed the Prime Rate less 0.5% on any outstanding principal amount. The loan agreement grants the lender a security interest in the Company's accounts receivable, inventories, property, plant and equipment, and other general intangibles. The loan agreement also requires that the Company maintain and satisfy certain financial tests and limits the amount of indebtedness the Company can incur (collectively the "restrictive covenants").

     The Company is current in its payment of principal and interest to the Lender as provided for under the loan agreement. However, the Company was not in compliance with certain of the restrictive covenants during the first quarter, and to a larger extent the second quarter of the current fiscal year, which is attributable to the Restructuring Plan. The Company has obtained a forbearance letter from the Lender who agreed to forbear from exercising its rights and remedies under the loan agreement until September 15, 2000, provided that the Company maintain certain financial ratios. Currently, the Company is in the process of seeking alternative financing to pay-down or payoff the loan agreement, however there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms.

     As of June 30, 2000, the Company had a current ratio of 1.1:1, net working capital of $2.3 million and net equity of $36.0 million compared to December 31, 1999 when the Company's current ratio was 2.4:1, its net working capital was $25.6 million, and its net equity was $52.7 million. The decline in current ratio and net working capital was due to the reclassification of long-term debt to current as a result of the Company not meeting the bank's restrictive covenants.

     On June 22, 2000, the Company announced the details of its plan of restructuring. The final plan totaled approximately $24 million of charges before tax benefit. The charges related to the Company discontinuing its Japanese joint venture and certain subsidiaries, writing-off or down inventory, patents and other assets that were considered questionable in providing future value to the Company and the costs associated with several changes in the Company's management.

     In conjunction with the implementation of the plan of restructuring, the Company recorded a pre-tax special charge to earnings of $24 million before tax benefit in the second quarter of fiscal 2000. The charge is included in Cost of Sales, Restructuring, Impairment and Other Nonrecurring Charges, Discontinued Operations, and General and Administrative Expenses, in the accompanying consolidated statement of operations. Included in the charge are cash items such as severance and other employee exit costs of $2.0 million, lease obligations and other obligations of discontinued operations of $1.1 million and $1.1 million of accrued expenses related to the plan of restructuring.

     The non-cash items in the $24 million in the restructuring plan total
$19.9 million. These charges include in Cost of Sales, $5.2 million related to inventory being written-off or -down. The charges in Restructuring, Impairment and Other Nonrecurring Charges include; $4.0 million of patents that no longer fit the Company's future plans, $2.1 million related to employee separation costs, $.8 million related to discontinued projects and $.9 million in impaired assets at subsidiaries that are being reorganized. The charges in General and Administrative Expenses of $.4 million are accounts receivable being reserved or written-off. The charges in Discontinued Operations before the effect of tax benefits include; $4.5 million from the write-off of the book value of the investment and other unrealizable assets related to the Company's Japanese joint venture, $1.1 million related to the disposition of investment and assets related to the Company's entry into the Lasik market, and $.9 million from the closure of sales subsidiaries.

     The Company expects to continue to be profitable in the future, and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.

PART II - ITEM 1

Legal Proceedings
-----------------

Litigation Proceeding involving Canon Inc., and Canon Sales, Co., Inc.
----------------------------------------------------------------------

     On May 8, 2000 the Company filed a complaint against Canon, Inc., Canon Sales, Inc., and Norio Kuroda, in the US District Court of the Central District of California. The complaint seeks damages for tortuous interference with contractual relations and tortuous interference with actual and prospective advantage. The Company is awaiting a response from the named defendants.

Arbitration Proceedings involving Canon Inc. and Canon Sales Co., Inc.
----------------------------------------------------------------------

     Canon Inc., and Canon Sales Co., Inc., (the "Canon Companies") filed a Request for Arbitration with the Japan Commercial Arbitration Association on or about May 31, 2000 initiating an arbitration against the Company. The Request for Arbitration relates to a joint venture formed by the Canon Companies and Staar Surgical Company pursuant to which the parties formed a Japanese corporation known as Canon Staar, Co., Inc. The Canon Companies have alleged that Staar Surgical Company has breached the joint venture agreement and certain distributor and license agreements and is seeking monetary damages. The Company filed an answer in July 2000 denying the allegations. The Company believes that the allegations are without merit and intends to vigorously defend itself against the Canon Companies' claim. Currently, the parties are at the pleading stage and no discovery has been conducted. The Company filed a counterclaim against the Canon Companies on August 2, 2000, which alleges among other claims, that the Canon Companies entered into unfair dealings with the joint venture. The counterclaim seeks a complete accounting and the transfer of the Canon Companies interest in the joint venture or the liquidation of the joint venture itself.

General Legal Matters
---------------------

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


PART II - ITEM 4

Submission of Matters to a Vote
 of Security Holders
-------------------------------

--NOT APPLICABLE


PART II - ITEM 5

Other Information
-----------------

     On May 30, 2000 the Company's Board of Directors terminated John R. Wolf, who served as the Company's President and Chief Executive Officer, however, Mr. Wolf continues to serve on the Board of Directors. Currently, Mr. William C. Huddleston is acting as the interim Chief Executive Officer and President.


PART II - ITEM 6

Exhibits and Reports on Form 8-K

Exhibits

27   Financial Data Schedule

Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             STAAR SURGICAL COMPANY



Date:  August 11, 2000           by:  /s/ JOHN S. SANTOS
                                      ------------------
                                       John S. Santos
                                Chief Financial Officer and
                                  Duly Authorized Officer
                            (principal accounting and financial
                                  officer for the quarter)