Form 10-Q/A
period 2000-06-30
STAAR SURGICAL COMPANY
filed 2000-09-29
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _____________

                                  FORM 10-Q/A

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

                             STAAR SURGICAL COMPANY

                                     INDEX


                                                                                                            PAGE
                                                                                                           NUMBER

PART I
Item 1 - Financial Information
         Condensed Consolidated Balance Sheets - June 30, 2000 and

             December 31, 1999.............................................................     1

         Condensed Consolidated Statements of Operations - Three and Six Months Ended

             June 30, 2000 and July 2, 1999................................................     2

         Condensed Consolidated Statements of Cash Flows - Six Months Ended

             June 30, 2000 and July 2, 1999...............................................      3

         Notes to Condensed Consolidated Financial Statements.............................      4

Item 2 - Management's Discussion and Analysis of Financial Condition and

             Results of Operations.........................................................     5

PART II
Item 1 - Legal Proceedings.................................................................     9

Item 4 - Submission of Matters to a Vote of Security Holders...............................     9

Item 5 - Other Information.................................................................     9

         Signature Page....................................................................    10

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
                                                                                     ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
     Notes payable                                                                   $   861,337     $   880,173
     Accounts payable                                                                  7,779,451       7,157,308
     Current portion of long-term debt                                                20,316,737       1,811,164
     Deferred income tax                                                               2,713,208       2,709,318
     Other current liabilities                                                         5,932,645       5,127,336
                                                                                     -----------     -----------
        Total current liabilities                                                     37,603,378      17,685,299
                                                                                     -----------     -----------
Long-term debt, net of current portion                                                   181,378      13,673,254
Other long-term liabilities                                                            2,541,099        (200,392)
                                                                                     -----------     -----------
        Total liabilities                                                             40,325,855      31,158,161
                                                                                     -----------     -----------
Minority interest                                                                        589,068         536,055
                                                                                     -----------     -----------
Stockholders' equity:

     Common stock, $.01 par value; 30,000,000 shares authorized;
     issued and outstanding  14,993,908 at June 30, 2000 and
     14,752,339 at December 31, 1999                                                     149,939         147,523
     Capital in excess of par value                                                   52,864,472      51,205,459
     Accumulated other comprehensive income                                           (1,917,573)     (1,282,025)
     Retained earnings (deficit)                                                      (8,778,679)      9,471,835
                                                                                     -----------     -----------
                                                                                      42,318,159      59,542,792
Notes receivable from officers and directors                                          (6,254,038)     (6,859,163)
                                                                                     -----------     -----------
     Total stockholders' equity                                                       36,064,121      52,683,629
                                                                                     -----------     -----------
                                                                                     $76,979,044     $84,377,845
                                                                                     ===========     ===========

Note: The amounts presented in the December 31, 1999 balance sheet are derived from the audited financial statements for the year ended December 31, 1999. See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended                                Six Months Ended
                                               ----------------------------------           ---------------------------------------
                                                 June 30,                July 2,                June 30,                  July 2,
                                                   2000                   1999                   2000                      1999
                                               ------------           -----------           ------------                -----------
Sales                                          $ 12,790,248           $14,701,167           $ 26,870,185                $29,426,270
Royalty income                                       58,035                72,610                116,071                    130,646
                                               ------------           -----------           ------------                -----------
        Total revenues                           12,848,283            14,773,777             26,986,256                 29,556,916
Cost of sales                                    10,130,423             5,488,408             15,610,443                 11,233,078
                                               ------------           -----------           ------------                -----------
           Gross profit                           2,717,860             9,285,369             11,375,813                 18,323,838
                                               ------------           -----------           ------------                ------------
Selling, general and administrative
 expenses:

        General and administrative                2,788,320             1,749,299              5,125,900                  3,491,078
        Marketing and selling                     5,791,284             5,041,478             10,662,272                  9,887,964
        Research and development                  1,123,247             1,005,204              2,233,299                  2,067,620
        Restructuring, impairment, and
        other nonrecurring charges               13,776,496                    --             13,776,496                         --
                                               ------------           -----------           ------------                -----------
   Total selling, general and
    administrative expenses:                     23,479,347             7,795,981             31,797,967                 15,446,662
                                               ------------           -----------           ------------                -----------
        Operating income (loss)                 (20,761,487)            1,489,388            (20,422,154)                 2,877,176
                                               ------------           -----------           ------------                -----------
Other income (expense):

  Equity in Operations of Joint Venture          (4,698,043)               70,000             (4,698,043)                   169,243
        Interest income                              69,046                35,223                601,133                     60,524
        Interest expense                           (448,497)             (216,414)              (821,468)                  (441,898)
        Other income (expense)                      925,092              (157,053)               891,713                   (185,840)
                                               ------------           -----------           ------------                -----------
    Total other income (expense) - net           (4,152,402)             (268,244)            (4,026,665)                  (397,971)
                                               ------------           -----------           ------------                -----------
Income (loss) from continuing operations
 before taxes and minority interest             (24,913,889)            1,221,144            (24,448,819)                 2,479,205

Income tax (benefit) provision                   (6,409,442)              434,327             (6,251,318)                   854,148
Minority interest                                     9,612               109,896                 53,013                    275,385

                                               ------------           -----------           ------------                -----------
Net income (loss)                              $(18,514,059)          $   676,921           $(18,250,514)               $ 1,349,672
                                               ============           ===========           ============                ===========
Income (loss) per share:

          Basic                                $     (1.25)           $       .05           $     (1.23)                $       .10
                                               ============           ===========           ============                ===========

          Diluted                              $     (1.25)           $       .05           $     (1.23)                $       .09
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

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                           Six Months Ended
                                                                                     -----------------------------
                                                                                        June 30,         July 2,
                                                                                         2000           1999
                                                                                      ------------    -----------
Cash flows from operating activities:
Net income (loss)                                                                     $(18,250,514)   $ 1,349,672
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation of property and equipment                                              1,232,508        750,320
     Amortization of intangibles                                                           877,975      1,038,793
     Change in deferred revenue                                                           (116,071)      (116,071)
     Minority interest                                                                      53,013        275,385
     Equity in operations of joint venture                                               4,698,043       (169,243)
     Common stock issued for services                                                    1,011,838             --
     Non-cash write-downs related to restructuring:
        Accounts receivable, including additional reserves                                 448,901             --
        Inventories                                                                      5,197,301             --
        Patents                                                                          3,999,864             --
        Impairment losses related to foreign subsidiaries                                1,725,353             --
        Fixed assets                                                                       413,961             --
        Other assets                                                                       473,755             --
     Non-cash accruals related to restructuring:
        Legal and professional fees                                                      1,009,682             --
        Exit cost                                                                        1,041,650             --
     Deferred income taxes                                                              (5,625,822)            --
     Change in operating working capital                                                (1,219,888)    (1,973,463)
                                                                                      ------------    -----------
         Net cash provided by (used in) operating activities                            (3,030,433)     1,155,393
                                                                                      ------------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                 (1,336,715)    (1,219,240)
     Increase in patents and licenses                                                     (663,260)      (643,914)
     Dividends received from joint venture                                                      --        187,171
     Decrease (Increase) in other assets                                                   686,801       (128.396)
                                                                                      ------------    -----------
        Net cash used in investing activities                                           (1,313,174)    (1,804,379)
                                                                                      ------------    -----------

Cash flows from financing activities:
     Increase in borrowings under notes payable and long-term debt                       7,030,574      4,000,000
     Payments on notes payable and long-term debt                                       (1,626,626)      (865,672)
     Net borrowings (payments) under line-of-credit                                       (459,721)    (2,893,304)
     Payments of notes receivable from officers and directors                              192,000             --
     Proceeds from the exercise of stock options                                           789,375        207,374
                                                                                      ------------    -----------
        Net cash provided by financing activities                                        5,925,602        448,398
                                                                                      ------------    -----------

Effect of exchange rate changes on cash and cash equivalents                              (635,548)      (502,396)
                                                                                      ------------    -----------
Increase (decrease) in cash and cash equivalents                                           946,447       (702,984)
Cash and cash equivalents, at beginning of period                                        3,316,398      4,689,574
                                                                                      ------------    -----------
Cash and cash equivalents, at end of period                                           $  4,262,845    $ 3,986,590
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


3.   Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at June 30, 2000 and December 31, 1999:

                                                                                        June 30,      December 31,
                                                                                          2000           1999
                                                                                       -----------    -----------

Raw materials and purchased parts...................................................   $ 2,395,678    $ 2,137,400
Work in process.....................................................................     3,642,029      3,128,247
Finished goods......................................................................    13,241,642     16,976,304
                                                                                       -----------    -----------
                                                                                       $19,279,349    $22,241,951
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


7.   Restructuring Plan

          On June 22, 2000, the Company announced the details of its plan of restructuring. The final plan totaled approximately $24 million of charges before tax benefit. The charges related to the Company's restructuring of its Japanese joint venture and certain subsidiaries, writing-off or down inventory, patents and other assets that were considered questionable in providing future value to the Company and the costs associated with several changes in the Company's management.

          In conjunction with the implementation of the plan of restructuring, the Company recorded a pre-tax special charge to earnings of $24 million before tax benefit in the second quarter of fiscal 2000. The charge is included in Cost of Sales, Restructuring, Impairment and Other Nonrecurring Charges, Equity in Operations of Joint Venture and General and Administrative Expenses, in the accompanying consolidated statement of operations. Included in the charge are cash items such as severance and other employee exit costs of $2.0 million, lease obligations and other obligations of restructured operations of $1.1 million and $1.1 million of accrued expenses related to the plan of restructuring.

          The non-cash items in the $24 million in the restructuring plan total $19.9 million. These charges include in Cost of Sales, $5.2 million related to inventory being written-off or -down. The charges in Restructuring, Impairment and Other Nonrecurring Charges include; $4.0 million of patents that no longer fit the Company's future plans, $2.1 million related to employee separation costs, $.8 million related to discontinued projects and $.9 million in impaired assets at subsidiaries that are being reorganized, $1.1 million related to the disposition of investment and assets related to the Company's entry into the Lasik market, and $.9 million from the closure of sales subsidiaries. The charges in General and Administrative Expenses of $.4 million are accounts receivable being reserved or written-off. The charge in Equity in Operations of Joint Venture includes; $4.5 million from the write-off of the book value of the investment and other unrealizable assets related to the Company's Japanese joint venture.

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

                                                     Percentage of           % change          Percentage of          % change
                                               Total Revenues For Three     For Three       Total Revenues For         For Six
                                                      Months Ended            Months          Six Months Ended          Months
                                                      ------------            ------          ----------------          ------
                                                  June         July            2000          June          July          2000
                                                   30,           2,             vs.           30,            2,            vs
                                                  2000        1999             1999          2000          1999          1999
                                                  ----        ----             ----          ----          ----          ----
Total revenues...........................        100.0%      100.0%           (13.0)%        100.0%       100.0%         (8.7)%
Cost of sales............................         78.8        37.1              84.6          57.8         38.0           39.0
                                               -------      ------            ------        ------        -----          -----
Gross profit.............................         21.2        62.9             (70.7)         42.2         62.0          (37.9)
Costs and expenses:
   General and administrative............         21.7        11.9              59.4          19.0         11.8           46.8
   Marketing and selling.................         45.1        34.1              14.9          39.5         33.5            7.8
   Research and development..............          8.7         6.8              11.7           8.3          7.0            8.0
    Restructuring, impairment and other
     non-recurring charges                       107.2          --             100.0          51.1           --          100.0
                                               -------       -----            ------        ------        -----          -----
       Total costs and expenses                  182.7        52.8             201.2         117.8         52.3          105.9

Other income (expense), net..............        (32.3)       (1.8)               --         (14.9)        (1.3)            --
                                               -------       -----            ------        ------        -----          -----
Income (loss) before income taxes........       (193.9)        8.3                --         (90.6)         8.4             --

Income tax (benefit) provision...........        (44.9)        2.9                --         (23.2)         2.9             --
Minority interest                                   .1          .7             (91.3)           .2           .9          (80.8)
                                               -------       -----            ------        ------        -----          -----
            Net income (loss)............      (144.1)%        4.6%               --        (67.6)%         4.6%            --
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

     General and administrative expense increased to 19.0% of revenues for the six-months ended June 30, 2000 from 11.9% of revenues for the six-months ended July 2, 1999. Of the increase as a percent of revenues, 1.9% was due to a restructuring charge of $.5 million. The remaining increase was due to general and administrative costs of operating the Company's Laser and Implant Technology Centers and increased professional fees. Without the restructuring charge, general and administrative expense was 17.1% of revenues.

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

Other Income (Expense), Net
---------------------------

     Other income (expense), net for the three-months ended June 30, 2000 was ($4,152,000), or (32.3%) of revenues, as compared to ($268,000), or (1.8%) of revenues, for the three-months ended July 2, 1999. The primary reason for the change was the loss incurred due to discontinuation of doing business with the Company's Japanese joint venture.

     Other income (expense), net for the six-months ended June 30, 2000 was ($4,027,000) or (14.9%) of revenues, as compared to ($398,000), or (1.3%) of revenues, for the six-months ended July 2, 1999. The primary reasons for this change was the loss incurred due to discontinuation of doing business with the Company's Japanese joint venture.

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

     On June 22, 2000, the Company announced the details of its plan of restructuring. The final plan totaled approximately $24 million of charges before tax benefit. The charges related to the Company's restructuring of its Japanese joint venture and certain subsidiaries, writing-off or down inventory, patents and other assets that were considered questionable in providing future value to the Company and the costs associated with several changes in the Company's management.

     In conjunction with the implementation of the plan of restructuring, the Company recorded a pre-tax special charge to earnings of $24 million before tax benefit in the second quarter of fiscal 2000. The charge is included in Cost of Sales, Restructuring, Impairment and Other Nonrecurring Charges, Equity in Operation of Joint Venture and General and Administrative Expenses, in the accompanying consolidated statement of operations. Included in the charge are cash items such as severance and other employee exit costs of $2.0 million, lease obligations and other obligations of restructured operations of $1.1 million and $1.1 million of accrued expenses related to the plan of restructuring.

     The non-cash items in the $24 million in the restructuring plan total $19.9 million. These charges include in Cost of Sales, $5.2 million related to inventory being written-off or -down. The charges in Restructuring, Impairment and Other Nonrecurring Charges include; $4.0 million of patents that no longer fit the Company's future plans, $2.1 million related to employee separation costs, $.8 million related to discontinued projects and $.9 million in impaired assets at subsidiaries that are being reorganized. The charges in General and Administrative Expenses of $.4 million are accounts receivable being reserved or written-off. The charge in Equity in Operation of Joint Venture includes; $4.5 million from the write-off of the book value of the investment and other unrealizable assets related to the Company's Japanese joint venture, $1.1 million related to the disposition of investment and assets related to the Company's entry into the Lasik market, and $.9 million from the closure of sales subsidiaries.

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


                             STAAR SURGICAL COMPANY



Date:  September 29, 2000        by:  /s/ JOHN S. SANTOS
                                      ------------------
                                       John S. Santos
                                Chief Financial Officer and
                                  Duly Authorized Officer
                            (principal accounting and financial
                                  officer for the quarter)