Form 10-Q
period 2000-09-29
STAAR SURGICAL COMPANY
filed 2000-11-13
CIK 718937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 29, 2000

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The Registrant has 16,885,408 shares of common stock, par value $0.01 per share, issued and outstanding as of October 27, 2000.

Total number of sequentially numbered pages in this document: 13

                             STAAR SURGICAL COMPANY

                                      INDEX



                                                                                                              PAGE
                                                                                                             NUMBER
PART I
Item 1 - Financial Information

         Condensed Consolidated Balance Sheets - September 29, 2000 and

               December 31, 1999 ....................................................................           1

         Condensed Consolidated Statements of Operations - Three and Nine Months Ended

               September 29, 2000 and October 1, 1999 ...............................................           2

         Condensed Consolidated Statements of Cash Flows - Nine Months Ended

               September 29, 2000 and October 1, 1999 ...............................................           3

         Notes to Condensed Consolidated Financial Statements .......................................           4

Item 2 - Management's Discussion and Analysis of Financial Condition and

               Results of Operations ................................................................           7


PART II
Item 1 - Legal Proceedings...........................................................................          11

Item 2 - Changes in Securities and Use of Proceeds...................................................          11

Item 4 - Submission of Matters to a Vote of Security Holders.........................................          12

Item 5 - Other Information ..........................................................................          12

Item 6 - Exhibits and Reports on Form 8-K............................................................          12

         EXHIBITS
         27 Financial Data Schedule

         REPORTS ON FORM 8-K
         None

Signature Page ......................................................................................          13


                             STAAR SURGICAL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                                                                              September 29,          December 31,
                                                                                                    2000                 1999
                                        ASSETS                                                 (UNAUDITED)              (NOTE)
                                                                                              --------------         -------------

Current assets:
         Cash and cash equivalents                                                               $21,760,268           $ 3,344,128
         Accounts receivable, less allowance for doubtful accounts                                 9,301,043             9,426,813
         Other receivables                                                                         3,204,788             3,020,027
         Inventories                                                                              19,570,066            22,318,131
         Prepaids, deposits, and other current assets                                              5,180,907             4,530,362
         Deferred income tax - short-term                                                            912,974               927,918
                                                                                                 -----------           -----------
               Total current assets                                                               59,930,046            43,567,379
                                                                                                 -----------           -----------
Investment in joint venture                                                                               --             3,577,450
Property, plant and equipment, net                                                                12,388,738            12,676,480
Patents and licenses, net                                                                         10,649,316            14,599,361
Goodwill, net                                                                                      6,299,868             7,744,267
Deferred income tax - long-term                                                                    6,601,911                    --
Other assets                                                                                         778,737             3,108,337
                                                                                                 -----------           -----------
               Total assets                                                                     $ 96,648,616           $85,273,274
                                                                                                ============           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Notes payable                                                                           $   656,951           $   880,173
         Accounts payable                                                                          7,000,734             7,448,714
         Current portion of long-term debt                                                        20,973,717             1,811,164
         Deferred income tax                                                                       2,709,318             2,709,318
         Other current liabilities                                                                 6,350,750             5,127,336
                                                                                                 -----------           -----------
               Total current liabilities                                                          37,691,470            17,976,705
                                                                                                 -----------           -----------
Long-term debt, net of current portion                                                               181,378            13,673,254
Other long-term liabilities                                                                        2,373,412               403,631
                                                                                                 -----------           -----------
               Total liabilities                                                                  40,246,260            32,053,590
                                                                                                 -----------           -----------
Minority interest                                                                                    598,416               536,055
                                                                                                 -----------           -----------
Stockholders' equity:

         Common stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 15,253,665 at September 29, 2000 and
         14,752,339 at December 31, 1999                                                             152,537               147,523
         Common stock to be issued - 1,325,000 shares at September 29, 2000                       18,002,628                    --
         Capital in excess of par value                                                           54,514,386            51,205,459
         Accumulated other comprehensive income                                                   (2,374,428)           (1,282,025)
         Retained earnings (deficit)                                                              (8,237,145)            9,471,835
                                                                                                 -----------           -----------
                                                                                                  62,057,978            59,542,792
Notes receivable from officers and directors                                                      (6,254,038)           (6,859,163)
                                                                                                 -----------           -----------
         Total stockholders' equity                                                               55,803,940            52,683,629
                                                                                                 -----------           -----------
                                                                                                 $96,648,616           $85,273,274
                                                                                                ============           ===========


Note: The amounts presented in the December 31, 1999 balance sheet are derived from the audited financial statements for the year ended December 31, 1999. See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three Months Ended                 Nine Months Ended
                                                    -------------------------------    -------------------------------
                                                    September 29,       October 1,     September 29,       October 1,
                                                    -------------      ------------    ------------       ------------
                                                       2000                1999            2000               1999
                                                    -------------      ------------    ------------       ------------

Sales                                                $ 13,605,779      $ 13,759,585    $ 40,475,964       $43,185,855
Royalty income                                             58,036            64,678         174,107           195,324
                                                     ------------      ------------     -----------       ------------
        Total revenues                                 13,663,815        13,824,263      40,650,071        43,381,179
Cost of sales                                           5,353,774         4,977,947      20,964,217        16,211,025
                                                     ------------      ------------     -----------       ------------
           Gross profit                                 8,310,041         8,846,316      19,685,854        27,170,154
                                                     ------------      ------------     -----------       ------------
Selling, general and administrative expenses:

        General and administrative                      1,505,932         2,032,937       6,631,832         5,524,015
        Marketing and selling                           4,950,541         4,430,985      15,612,813        14,318,949
        Research and development                          806,755         1,059,008       3,040,054         3,126,628
     Restructuring, impairment, and other
     nonrecurring charges                                      --                --      13,776,496                --
                                                     ------------      ------------     -----------       ------------
   Total selling, general and administrative            7,263,228         7,522,930      39,061,195        22,969,592
     expenses:                                       ------------      ------------     -----------       ------------
        Operating income (loss)                         1,046,813         1,323,386     (19,375,341)        4,200,562
                                                     ------------      ------------     -----------       ------------
Other income (expense):

        Equity in operations of joint venture                  --           192,687      (4,698,043)          361,930
        Interest income                                    81,842            56,813         682,975           141,767
        Interest expense                                 (402,261)         (286,966)     (1,223,729)         (753,294)
        Other income (expense)                             (1,548)         (277,732)        890,165          (463,572)
                                                     ------------      ------------     -----------       ------------
    Total other income (expense)  - net                  (321,967)         (315,198)     (4,348,632)         (713,169)
                                                     ------------      ------------     -----------       ------------
Income (loss) from operations before
      taxes and minority interest                         724,846         1,008,188     (23,723,973)        3,487,393
Income tax (benefit) provision                            173,963           377,102      (6,077,355)        1,231,250
Minority interest                                           9,348           103,960          62,361           379,345
                                                     ------------      ------------     -----------       ------------
Net income (loss)                                    $    541,535      $    527,126    $(17,708,979)      $ 1,876,798
                                                     ============      ============     ===========       ============
Net income per share:

        Basic                                        $        .04      $        .04    $      (1.21)      $       .13
                                                     ============      ============     ===========       ============
        Diluted                                      $        .04      $        .04    $      (1.21)      $       .13
                                                     ============      ============     ===========       ============
Weighted average number of shares outstanding:

        Basic                                          14,837,041        14,093,495      14,642,521        14,093,495
                                                     ============      ============     ===========       ============
        Diluted                                        15,309,254        14,693,478      14,642,521        14,693,478
                                                     ============      ============     ===========       ============

   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        NINE MONTHS ENDED
                                                                                                        -----------------
                                                                                               September 29,            October 1,
                                                                                                    2000                   1999
                                                                                               --------------          -----------
Cash flows from operating activities:
Net income (loss)                                                                               $ (17,708,979)         $ 1,876,798
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
         Depreciation of property and equipment                                                     1,847,327            1,072,008
         Amortization of intangibles                                                                1,246,573            1,537,089
         Change in deferred revenue                                                                  (174,107)            (174,107)
         Minority interest                                                                             62,361              379,345
         Equity in operations of joint venture                                                      4,698,043             (361,931)
         Common stock issued for services                                                           1,422,476                   --
         Non-cash write-downs related to restructuring:
             Accounts receivable, including additional reserves                                       448,901                   --
             Inventories                                                                            5,197,301                   --
             Patents                                                                                3,999,864                   --
             Impairment losses related to foreign subsidiaries                                      1,725,353                   --
             Disposition of investment and assets related to LASIK division                         1,119,985
             Fixed assets                                                                             413,961                   --
             Other assets                                                                             473,755                   --
         Non-cash accruals related to restructuring:
             Legal and professional fees                                                            1,009,682                   --
             Severance and other exit costs                                                         1,041,650                   --
         Deferred income taxes                                                                     (6,586,967)                  --
         Change in operating working capital                                                       (5,242,461)          (4,009,082)
                                                                                               --------------          -----------
                Net cash provided by (used in) operating activities                                (5,005,282)             320,120
                                                                                               --------------          -----------

Cash flows from investing activities:
         Purchase of property and equipment                                                        (1,973,546)          (1,199,288)
         Increase in patents and licenses                                                            (730,537)          (1,080,061)
         Dividends received from joint venture                                                             --              187,171
         (Increase) decrease in other assets                                                          908,954           (1,232,730)
                                                                                               --------------          -----------
                Net cash used in investing activities                                              (1,795,129)          (3,324,908)
                                                                                               --------------          -----------

Cash flows from financing activities:
         Increase in borrowings under notes payable and long-term debt                              7,630,299            4,000,000
         Payments on notes payable and long-term debt                                              (2,820,104)          (1,341,499)
         Net borrowings (payments) under line-of-credit                                             1,007,041             (748,872)
         Proceeds from private placement                                                           18,002,628                   --
         Payments of notes receivable from officers and directors                                     192,000                   --
         Proceeds from the exercise of stock options                                                2,297,090              336,838
                                                                                               --------------          -----------
                Net cash provided by financing activities                                          26,308,954            2,246,467
                                                                                               --------------          -----------

Effect of exchange rate changes on cash and cash equivalents                                       (1,092,403)            (212,670)
                                                                                               --------------          -----------
Increase (decrease) in cash and cash equivalents                                                   18,416,140             (970,991)

Cash and cash equivalents, at beginning of period                                                   3,344,128            4,689,574
                                                                                               --------------          -----------
Cash and cash equivalents, at end of period                                                    $   21,760,268          $ 3,718,583
                                                                                               ==============          ===========

   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2000

1.   Basis of Presentation

     The accompanying financial statements consolidate the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity. During the nine-months ended September 29, 2000 and October 1, 1999, the net foreign translation loss was $1,092,403 and $212,670 and net foreign currency transaction gain/loss was not material. Investment in the Japanese joint venture has been accounted for using the equity method of accounting, except for the period since April 1, 2000 which is on the cost basis (see Note 8).

     Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.


2.   Foreign Sales

     During the three-months ended September 29, 2000 and October 1, 1999, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $5,454,000 and $6,500,000, respectively. Of these sales, approximately $4,587,000 and $5,211,000 were to Europe, which has been the Company's principal foreign market.

     During the nine-months ended September 29, 2000 and October 1, 1999, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $18,113,000 and $22,924,000, respectively. Of these sales, approximately $15,134,000 and $17,818,000 were to Europe, which has been the Company's principal foreign market.

     The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.


3.   Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at September 29, 2000 and December 31, 1999:


                                                                         September 29,        December 31,
                                                                             2000                 1999
                                                                         -------------        ------------
Raw materials and purchased parts...................................     $   2,426,688        $  2,137,400
Work in process ....................................................         3,698,742           3,128,247
Finished goods......................................................        13,444,636          17,052,484
                                                                         -------------        ------------
                                                                         $  19,570,066        $ 22,318,131
                                                                         =============        ============


4.   Long-term Debt

     The Company had a loan agreement with a domestic lender which carried an interest rate not to exceed the Prime Rate less 0.5% on any outstanding principal amount. The loan agreement granted the lender a security interest in the Company's accounts receivable, inventories, property, plant and equipment, and other general intangibles. The loan agreement also required that the Company maintain and satisfy certain financial tests and limited the amount of indebtedness the Company could incur (collectively the "restrictive covenants").

     The Company was current in its payment of principal and interest to the Lender as provided for under the loan agreement. However, the Company was not in compliance with certain of the restrictive covenants during the first quarter, and to a larger extent the second quarter of the current fiscal year, which is attributable to the Restructuring Plan (see Note 8). The Company obtained forbearance letters from the Lender who agreed to forbear from exercising its rights and remedies under the loan agreement until October 31, 2000, provided that the Company maintain certain financial ratios.

     Subsequent to the quarter ended September 29, 2000, in an agreement with its current lender, the Company paid off all of its term debt and a portion of its line-of-credit with funds obtained through a private placement of shares of the Company's common stock (see Note 5) and renegotiated its line-of-credit. The new agreement provides a line-of-credit not to exceed $7.0 million at a rate of interest equal to the prime rate and grants the lender a security interest in the Company's accounts receivable, inventories, property, plant and equipment, and other general intangibles. The loan agreement also requires that the Company maintain and satisfy certain financial tests and limits the amount of indebtedness the Company can incur (collectively the "restrictive covenants"). The outstanding balance of the note is due and payable in full on April 1, 2001.


5.   Private Placement

     At the close of the quarter ended September 29, 2000, the Company was completing a private placement with institutional investors of 1.5 million shares of the Company's common stock, issued at a discount, for proceeds of $21.0 million. Although the formal closing did not occur until the fourth quarter of 2000, at the end of the third quarter the Company received net proceeds from the transaction of $18.0 million at which time shares were recorded. The remaining funds were received and the balance of the shares recorded in the fourth quarter.


6.   Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three and nine-months ended September 29, 2000 and October 1, 1999, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments, except as described in Note 8) necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine-months ended September 29, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.


7.   Reclassifications

     Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.


8.   Restructuring Plan

     On June 22, 2000, the Company announced the details of its plan of restructuring. In conjunction with the implementation of the plan, the Company recorded a pre-tax special charge to earnings of $24 million before tax benefit in the second quarter of fiscal 2000. The charges related to the Company's restructuring of its Japanese joint venture and certain subsidiaries, writing-off or down inventory, patents and other assets that were considered questionable in providing future value to the Company and the costs associated with several changes in the Company's management. Also included in the charges are cash items such as severance and other employee exit costs of $2.0 million, lease obligations and other obligations of restructured operations of $1.1 million and $1.1 million of accrued expenses related to the plan of restructuring.

     The charge is included in Cost of Sales, Restructuring, Impairment and Other Nonrecurring Charges, Equity in Operations of Joint Venture and General and Administrative Expenses, in the accompanying consolidated statement of operations. The non-cash items in the $24 million in the restructuring plan total $19.9 million. These charges include in Cost of Sales, $5.2 million related to inventory being written-off or -down. The charges in Restructuring, Impairment and Other Nonrecurring Charges include; $4.0 million of patents that no longer fit the Company's future plans, $2.1 million related to employee separation costs, $.8 million related to discontinued projects and $.9 million in impaired assets at subsidiaries that are being reorganized, $1.1 million related to the disposition of investment and assets related to the Company's entry into the Lasik market, and $.9 million from the closure of foreign sales subsidiaries. The charges in General and Administrative Expenses of $.4 million are accounts receivable being reserved or written-off. The charge in Equity in Operations of Joint Venture includes $4.5 million from the write-off of the book value of the investment and other unrealizable assets related to the Company's Japanese joint venture.

9.   Legal Proceedings

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

For various reasons, the Company has terminated certain former employees, including members of its senior management. While the Company believes that it had sufficient reason to terminate each of these employees, it expects that some of or all these individuals may seek judicial review of the Company's actions. As of this date, only John R. Wolf, the Company's former Chief Executive Officer and President, has filed an action against the Company. Mr. Wolf's action request the Court to order the delivery of certain documents and property to him and to find that he has the right to exercise certain stock options. The Company intends to vigorously defend this and all other claims made by its former employees.

10.  Forward-Looking Statements

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



                                                    Percentage of            % change           Percentage of      % change
                                               Total Revenues For Three      For Three        Total Revenues For    For Nine
                                                     Months Ended             Months          Nine Months Ended       Months
                                               -------------------------    ----------      --------------------   ----------
                                               September        October        2000         September    October      2000
                                                  29,              1,           vs.             29,         1,         vs.
                                                 2000            1999          1999            2000        1999       1999
                                               -------          ------      --------        --------     -------   ----------
Total revenues.......................            100.0%          100.0%         (1.2)%         100.0%      100.0%      (6.3)%
Cost of sales........................             39.2            36.0           7.6            51.6        37.4       29.3
                                               -------          ------                      --------     -------
Gross profit.........................             60.8            64.0          (6.1)           48.4        62.6      (27.6)
Costs and expenses:
       General and administrative....             11.0            14.7         (25.9)           16.3        12.7       20.1
       Marketing and selling.........             36.2            32.1          11.7            38.4        33.0        9.0
       Research and development......              5.9             7.7         (23.8)            7.5         7.2       (2.8)
       Restructuring, impairment and
       other non-recurring charges...               --              --            --            33.9          --      100.0
                                               -------          ------                      --------     -------
              Total costs and expenses            53.2            54.4          (3.5)           96.1        52.9       70.1

Other income (expense), net..........             (2.4)           (2.3)         (2.1)          (10.7)       (1.6)        --
                                               -------          ------                      --------     -------
Income (loss) before income taxes....              5.3             7.3         (28.1)          (58.4)        8.0         --

Income tax (benefit) provision.......              1.3             2.7         (53.9)          (15.0)        2.8         --
Minority interest                                   .1              .8         (91.1)             .2          .9      (83.6)
                                               -------          ------                      --------     -------

Net income (loss)....................              4.0%            3.8%          2.7%          (43.6)%       4.3%        --
                                               -------          ------                      --------     -------


REVENUES

     Revenues for the three-month period ended September 29, 2000 were $13.7 million, which is 1.2% less than the $13.8 million in revenues for the three-month period ended October 1, 1999. The decrease in revenues was attributable to a decrease in unit sales of the Company's silicone intraocular lenses (IOLs) primarily in Asia and Europe, a decrease in sales of the Implantable Contact Lens (ICL) and the strength of the U.S. dollar as compared with certain foreign currencies. This decrease was offset by increased average selling prices of the Company's new technology intraocular lenses, the Toric(TM) IOL and the Collamer IOL, which received U.S. FDA approval during the second quarter, in the United States. The decrease was further offset by increased sales of the Company's Sonic Wave phacoemulsification machine.

     Revenues for the nine-month period ended September 29, 2000 were $40.7 million, which is 6.3% less than the $43.4 million in revenues for the nine-month period ended October 1, 1999. The decrease in revenues was attributable to a decrease in unit sales of the Company's intraocular lenses
(IOLs) primarily in Asia and Europe combined with the effect of the relative strength of the U.S. dollar as compared to certain foreign currencies. This decrease was offset by increased sales of the Toric(TM) intraocular lens and Collamer intraocular lens, which received U.S. FDA approval during the second quarter in the United States and increases in sales from the Company's laser eye centers which commenced operations in the third quarter of 1999. During the second quarter of 2000 the Company sold the laser center subsidiary to its management.

COST OF SALES

     Cost of sales increased to 39.2% of revenues for the three-months ended September 29, 2000 from 36.0% of revenues for the three-months ended October 1, 1999. This increase in cost of sales as a percentage of sales was attributable to lower gross profit margins on IOLs due to cost reductions and savings not keeping pace with the decline in selling price and increased sales of new products, specifically the Company's Collamer IOL, which have higher unit costs related to introductory production levels.

     Cost of sales increased to 51.6% of revenues for the nine-months ended September 29, 2000 from 37.4% of revenues for the nine-months ended October 1, 1999. The increase in cost of sales was primarily due to the $5.2 million write-off of inventory in connection with the Company's reorganization plan. Excluding the effect of the write-off of inventory, cost of sales as a percentage of sales increased slightly to 38.8% of revenues for the same reasons as stated above for the three-month period. The Company expects cost of sales as a percentage of sales to remain at this level for the remainder of this year. The Company has recently started an aggressive program of cost reduction and containment. This program included certain changes in manufacturing management. These programs, if successful, will lower the cost of manufacturing and the Company should begin to realize the benefits of lower cost of sales early next year.

GENERAL & ADMINISTRATIVE

     General and administrative expense decreased to 11.0% of revenues for the three-months ended September 29, 2000 from 14.7% of revenues for the three-months ended October 1, 1999. The decrease in general and administrative expenses is a temporary result of changes in the Company's executive management and is expected to increase as open positions are filled.

     General and administrative expense increased to 16.3% of revenues for the nine-months ended September 29, 2000 from 12.7% of revenues for the nine-months ended October 1, 1999. Of the increase as a percent of revenues, 6.0% was due to a restructuring charge of $.4 million. The remaining increase was due to general and administrative costs of operating the Company's Laser and Implant Technology Centers which were sold to its management in the second quarter of 2000, and increased professional fees. Without the restructuring charge, general and administrative expense was 15.2% of revenues.

MARKETING AND SELLING

     Marketing and selling expense increased to 36.2% of revenues for the three-months ended September 29, 2000 compared to 32.1% of revenues for the three-months ended October 1, 1999. The increase in marketing and selling expense as a percentage of revenues was attributable to costs associated with advertising for the Collamer IOL product launch and increases in salaries and travel with the addition of domestic direct sales staff, offset by lower costs internationally as a result of the strength of the U.S. dollar compared with certain foreign currencies.

     Marketing and selling expense increased to 38.4 % of revenues for the nine-months ended September 29, 2000 compared to 33.0% of revenues for the nine-months ended October 1, 1999. The increase in marketing and selling expenses as a percentage of revenues was attributable to decreased revenues and additional costs associated with domestic salaries and travel, sales meetings, and advertising for the Collamer IOL product launch.

RESEARCH AND DEVELOPMENT

     Research and development expense for the three-months ended September 29, 2000 was 5.9% of revenues compared to 7.7% of revenues at October 1, 1999. The decrease as a percentage of revenues was primarily due to decreased fees associated with managing clinical trials.

     Research and development expense for the nine-months ended September 29, 2000 was 7.5% of revenues compared to 7.2% of revenues at October 1, 1999. The increase as a percentage of revenues was due to the decrease in revenues.

OTHER EXPENSE, NET

     Other expense, net for the three-months ended September 29, 2000 was $322,000, or 2.4% of revenues, as compared to $315,000, or 2.3% of revenues, for the three-months ended October 1, 1999. The reason for the change was due to increased interest expense offset by a decrease in equity in earnings of the Company's Japanese joint venture and decreased royalty expense.

     Other expense, net for the nine-months ended September 29, 2000 was $4,349,000, or 10.7% of revenues, as compared to $713,000, or 1.6% of revenues, for the nine-months ended October 1, 1999. The primary reasons for this change were due to the write-off of assets related to the Company's Japanese joint venture and increased interest expense offset by increased interest income and income from the settlement of a licensing agreement.

INCOME TAX PROVISION

     The Company has recorded an income tax benefit for the nine-month period ended September 29, 2000 of $6.1 million including the tax benefit associated with the Company's restructuring plan. The effective income tax rate of the benefit was 25.6%. The rate is less than the Company's historical rate due to certain expenses that were recorded as part of the Company's plan of restructuring that does not generate tax benefits. These expenses include the write-off of the accumulated equity in earnings of the Company's Japanese joint venture which was previously untaxed, expenses recorded at the Company's Swiss subsidiary which were previously untaxed as part of a tax holiday and certain expenses which are capital in nature and will not generate tax benefits until and if the Company has capital gains in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of September 29, 2000 increased by approximately $18.4 million relative to December 31, 1999. The increase in cash is due to receipt of proceeds of a private placement of the Company's common stock (discussed below).

     Inventories increased (before restructuring write-off) with the launch of the Collamer IOL in the United States.

     The Company had a loan agreement with a domestic lender which carried an interest rate not to exceed the Prime Rate less 0.5% on any outstanding principal amount. The loan agreement granted the lender a security interest in the Company's accounts receivable, inventories, property, plant and equipment, and other general intangibles. The loan agreement also required that the Company maintain and satisfy certain financial tests and limited the amount of indebtedness the Company could incur (collectively the "restrictive covenants").

     The Company was current in its payment of principal and interest to the Lender as provided for under the loan agreement. However, the Company was not in compliance with certain of the restrictive covenants during the first quarter, and to a larger extent the second quarter of the current fiscal year, which is attributable to the Restructuring Plan. The Company obtained forbearance letters from the Lender who agreed to forbear from exercising its rights and remedies under the loan agreement until October 31, 2000, provided that the Company maintain certain financial ratios.

     Subsequent to the quarter ended September 29, 2000, in an agreement with its current lender, the Company paid off all of its term debt and a portion of its line-of-credit with funds obtained through a private placement of shares of the Company's common stock (discussed below) and renegotiated its line-of-credit. The new agreement provides a line-of-credit not to exceed $7.0 million at a rate of interest equal to the prime rate and grants the lender a security interest in the Company's accounts receivable, inventories, property, plant and equipment, and other general intangibles. The loan agreement also requires that the Company maintain and satisfy certain financial tests and limits the amount of indebtedness the Company can incur (collectively the "restrictive covenants"). The outstanding balance of the note is due and payable in full on April 1, 2001.

     At the close of the quarter ended September 29, 2000, the Company was completing a private placement with institutional investors of 1.5 million shares of the Company's common stock, issued at a discount, for proceeds of $21.0 million. Although the formal closing did not occur until the fourth quarter of 2000, at the end of the third quarter the Company received net proceeds from the transaction of $18.0 million at which time shares were recorded. The remaining funds were received and the balance of the shares recorded in the fourth quarter.

     As of September 29, 2000, the Company had a current ratio of 1.6:1, net working capital of $22.2 million and net equity of $55.8 million compared to December 31,1999 when the Company's current ratio was 2.4:1, its net working capital was $25.6 million, and its net equity was $52.7 million. The decline in current ratio and net working capital was due to the reclassification of long-term debt to current as a result of the Company not meeting the bank's restrictive covenants.

     On June 22, 2000, the Company announced the details of its plan of restructuring. In conjunction with the implementation of the plan, the Company recorded a pre-tax special charge to earnings of $24 million before tax benefit in the second quarter of fiscal 2000. The charges related to the Company's restructuring of its Japanese joint venture and certain subsidiaries, writing-off or down inventory, patents and other assets that were considered questionable in providing future value to the Company and the costs associated with several changes in the Company's management. Also included in the charges are cash items such as severance and other employee exit costs of $2.0 million, lease obligations and other obligations of restructured operations of $1.1 million and $1.1 million of accrued expenses related to the plan of restructuring.

     The charge is included in Cost of Sales, Restructuring, Impairment and Other Nonrecurring Charges, Equity in Operations of Joint Venture and General and Administrative Expenses, in the accompanying consolidated statement of operations. The non-cash items in the $24 million in the restructuring plan total $19.9 million. These charges include in Cost of Sales, $5.2 million related to inventory being written-off or -down. The charges in Restructuring, Impairment and Other Nonrecurring Charges include; $4.0 million of patents that no longer fit the Company's future plans, $2.1 million related to employee separation costs, $.8 million related to discontinued projects and $.9 million in impaired assets at subsidiaries that are being reorganized, $1.1 million related to the disposition of investment and assets related to the Company's entry into the Lasik market, and $.9 million from the closure of foreign sales subsidiaries. The charges in General and Administrative Expenses of $.4 million are accounts receivable being reserved or written-off. The charge in Equity in Operations of Joint Venture includes $4.5 million from the write-off of the book value of the investment and other unrealizable assets related to the Company's Japanese joint venture.

     The Company expects to continue to be profitable in the future, and the Company believes that all future cash flow needs will come from cash generated by operations or additional financing, if required.

PART II - ITEM 1

LEGAL PROCEEDINGS

FEINGOLD V. STAAR SURGICAL COMPANY, On October 27, 2000, the Company entered into a Settlement Agreement and Mutual Release with Vladimir Feingold, the Company's former Executive Vice President for Research and Development and President of Staar Surgical AG. In consideration for the full and complete release of all claims held by Mr. Feingold and his affiliates against the Company, the Company paid him the sum of $600,000 and permitted him to exercise an existing option to purchase 23,333 shares of the Company's common stock in exchange for payment of the exercise price, which totaled $145,831.25. In consideration for the Company's full and complete release of its claims against Mr. Feingold and his affiliates, Mr. Feingold paid the Company the sum of $15,000, agreed to return certain goods and products belonging to the Company, agreed that he would not, for a period of two years, perform services for businesses that manufacture, sell or distribute certain specified products, and agreed to assist the Company with certain legal matters.

JOHN R. WOLF V. STAAR SURGICAL COMPANY, Los Angeles Superior Court, Case Number BC235390. On August 18, 2000, John R. Wolf ("Wolf"), the Company's former Chief Executive Officer and President, and a current member of the Board of Directors, filed a Complaint for Declaratory Relief and Mandatory Injunction. In this complaint, Wolf asks the court to order the Company to deliver certain documents and property to him and to issue shares to him under his stock option agreement. The Company filed an answer to Wolf's complaint on September 18, 2000 and intends to vigorously defend this action. Additionally, the Company has filed a cross-complaint against Wolf, requesting declaratory relief as to the Company's rights and obligations, and requesting repayment of certain loans made to Wolf. The case has not progressed beyond the pleading stage and, at this time, no conclusion as to the probability of the outcome can be made.

GENERAL LEGAL MATTERS

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


PART II - ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

     At the close of the quarter ended September 29, 2000, the Company was in the process of completing a Private Placement with institutional investors for the issuance of 1,500,000 shares of the Company's common stock for an aggregate purchase price of $21,000,000. The purchase price was established during the week beginning September 18 at a discount of 14% to the average closing price for the week. The formal closing of the Private Placement did not occur until the fourth quarter of 2000, however at the end of the third quarter, the Company received and recorded net proceeds from the transaction of $18.0 million. The remaining balance was received and recorded in the fourth quarter.

     The Company issued the shares to certain clients of CIBC World Markets and Adams Harkness & Hill, all of whom qualified as an "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 (the "Act"). The shares, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Act in reliance upon the exemption provided in Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

     As part of the Company's obligation under the Private Placement, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission on October 6, 2000 for the resale of the newly issued shares. The Form S-3 was declared effective by the Commission on October 23, 2000.

PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--NOT APPLICABLE


PART II - ITEM 5

OTHER INFORMATION

     On May 30, 2000 the Company's Board of Directors terminated John R. Wolf, who served as the Company's President and Chief Executive Officer, however, Mr. Wolf continues to serve on the Board of Directors. Mr. William C. Huddleston was appointed interim Chief Executive Officer and President.

     Subsequent to the quarter ended September 29, 2000, Mr. William C. Huddleston resigned as interim Chief Executive Officer and President of the Company. The Board of Directors appointed Mr. Andrew Pollet, Chairman, to serve as a replacement until a qualified successor is found.

     On November 1, 2000, a majority of the Board of Directors appointed Joe Priske as the Class I Board Director to serve until the 2002 Shareholders Meeting and until a new director is elected and duly qualified. Mr. Priske, age 50, who is the brother-in-law to Andrew F. Pollet, is currently the principal partner of the real estate development firm of Priske & Jones. Mr. Priske also serves on the board of directors for American Commercial Bank, a publicly reporting company.

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27   Financial Data Schedule

REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STAAR SURGICAL COMPANY



Date:  November 10, 2000           by:     /s/ JOHN S. SANTOS
                                     -------------------------------------------
                                                John S. Santos
                                          Chief Financial Officer and
                                           Duly Authorized Officer
                                      (principal accounting and financial
                                              officer for the quarter)