Form 10-K
period 2000-12-29
STAAR SURGICAL COMPANY
filed 2001-03-29
CIK 718937

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	Annual
For the fiscal year ended December 29, 2000
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 0-11634

STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-3797439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1911 Walker Avenue Monrovia, California	91016
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code): (626) 303-7902

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2001 was approximately $51,235,000 based upon the closing price per share of the Common Stock of $4.22 on that date.

    The number of shares outstanding of the issuer's classes of Common Stock as of March 22, 2001:

Common Stock, $.01 Par Value—[[16,993,808]] shares

DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ADVISEMENT

    This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

  •
  whether or not our newer products are accepted by the marketplace and the pace of any such acceptance,

  •
  our ability to obtain regulatory approvals,

  •
  changes in government regulation relating to reimbursement practices,

  •
  pricing policies resulting from decisions made by health care organizations or policies set by various government agencies,

  •
  improvements in the technologies of our competitors,

  •
  changing economic conditions,

  •
  fluctuations in foreign currency exchange rates,

  •
  political unrest and changing economic conditions in our markets abroad,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

    STAAR Surgical Company (referred to in this discussion as "we" "us" or "the Company") (Nasdaq National Market symbol "STAA") was incorporated in California in 1982 as a successor to a partnership that was created for the purpose of developing, producing, and marketing Intraocular Lenses ("IOLs") and other products for minimally invasive ophthalmic surgery. We reincorporated in Delaware in April 1986. We have evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients suffering from refractive conditions, cataracts and glaucoma. Unless the context indicates otherwise, when this document refers to "we", "us" or "the Company", it is referring to STAAR Surgical Company and its consolidated subsidiaries.

    Initially, our primary products were those used in restoring vision that had been adversely affected by cataracts. Today, these products include not only our line of IOLs but the Sonic WAVE™ Phacoemuslification System. Currently, however, we are also developing and manufacturing products, including our Implantable Contact Lenses™ (ICL™) and Toric Intraocular Lens, for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. For patients whose vision is affected by glaucoma we have developed the AquaFlow™ glaucoma device, an alternative to current methods of treating glaucoma. We also sell other instruments, devices and equipment that we manufacture or that are manufactured by others in the ophthalmic products industry. Highlights of the general development of our business during the year 2000 are discussed below.

    During the year ending December 29, 2000, we underwent a significant change in management as the result of the termination of John R. Wolf as our President and Chief Executive Officer in May 2000, and the resignation of William C. Huddleston as a director in August 2000 and as our Chief Operating Officer and our interim President and Chief Executive Officer in October 2000. Andrew F. Pollet, the Company's Chairman of the Board, assumed the role of interim President and Chief Executive Officer in October 2000. In December 2000 David Bailey joined us as our President, Chief Executive Officer and a director. In January 2001, following the death of Andrew Pollet, Mr. Bailey was elected Chairman of the Board. In February 2001 John R. Gilbert was appointed as a director in place of Mr. Pollet.

    In April 2000 we received approval from the FDA for our single-piece CollamerTM IOL for cataract surgery. This approval allows us to market the lens throughout the United States. This Collamer IOL was approved for use in Canada and the European Union during 1999. We believe that the Collamer material is superior to other materials used to manufacture IOLs in the marketplace because collagen is incorporated into it, currently making it the only IOL material that is a biomaterial. Clinical trials of the Collamer IOL showed a demonstrated absence of adverse reactions experienced by patients undergoing minimally invasive cataract surgery. In September 2000 we received permission from the FDA to begin manufacturing our single-piece Collamer IOL in our Monrovia, California headquarters.

    In May 2000 we announced our plan to strategically realign business, discard unprofitable lines, and reevaluate the realization of our investment in our Japanese joint venture. In June 2000, we finalized our total charge at approximately $24 million before tax benefit. In conjunction with the implementation of this plan, we recorded a pretax charge to earnings of $13.8 million in the second quarter of fiscal 2000. The charges included approximately $.9 million for restructuring certain subsidiaries, approximately $4.0 million to write-off patents that were determined to have no future value, approximately $1.9 million of costs incurred relating to activities that were abandoned, approximately $4.1 million relating to severance and other employee separation costs, approximately $1.9 million relating to the disposition of investments and assets related to our leaving the Lasik market and approximately $1.0 million relating to the closure a foreign subsidiary. In addition we wrote-off approximately $5.2 million in inventory that no longer has a place in our future operations. We also incurred a $4.7 million charge relating to the write-off of our Japanese joint venture. Our disputes with our Japanese joint venture partners are currently in arbitration. At December 29, 2000 we have approximately $2.2 million of accrued restructuring charges consisting of future payments to former employees, lease obligations and future professional expenses.

    In May 2000 the Health Care Financing Administration granted our application to have the Toric IOL designated as a "new technology". The "new technology" designation allows ambulatory surgery centers to receive an additional $50 per lens above the standard Medicare reimbursement rate for the next five years. Additionally, in August 2000 the Health Care Financing Administration granted our application for "pass-through" status for the Toric IOL. This designation allows hospitals to pay us our list price for the lenses. The cost is then passed through to the Health Care Financing Administration, while the hospital receives its standard reimbursement for the procedure. Pass-through status may last for a period of two to three years, although re-evaluation and adjustment is possible in January of each year.

    In July 2000 we made our initial filing to begin the process necessary to obtain approval to market our AquaFlow glaucoma device in the United States and Canada by submitting a Pre-Market Approval (PMA) application with the Food and Drug Administration (FDA) and an application for Medical Device License with Health Canada, Canada's primary healthcare regulatory agency. In

November 2000, the Ophthalmic Device Panel of the FDA's Medical Advisory Committee formally recommended to the Food and Drug Administration to approve our PMA application, so long as we continue our two year study after approval and make minor modifications to the device's labeling. In January 2001, we received a Medical Device License from the Canadian government that allows us to market and distribute the AquaFlow glaucoma device throughout Canada. The FDA has already inspected some of the manufacturing facilities, and we expect that the remaining facilities will be inspected during 2001.

    In October 2000, at the American Academy of Ophthalmology, we introduced our three-piece Collamer IOL. We began shipment of the three-piece lens in November 2000 for limited field trials and have determined that the lens design can be improved. While we intend to continue to market the current product, we are beginning a second generation design that we believe will be more acceptable to physicians. We are seeking CE approval of the current three-piece lens and we anticipate an international launch in May 2001.

    The clinical trials of our ICL continued to progress during 2000. Enrollment for Phase III of the myopic study is complete, and we currently anticipate filing a Pre-Market Approval application in early 2002. We continue to enroll patients for the hyperopia study and expect to complete enrollment by the end of 2001. During 2000, we continued our feasibility studies on the Toric ICL, including doing the first implants in Canada in May 2000. We expect to submit an application to begin clinical trials in the United States during 2001.

    At the end of 2000, management finalized the design of the Sonic WAVE Phacoemulsification System. We believe this product will be a fundamental element of our strategy for growth, and for that reason we have established a direct sales force in the United States to market the machines. In December 2000, we accelerated our efforts to obtain CE Mark for the machine and in March 2001 we received CE Mark, allowing us to sell this product in each of the countries comprising the European Union.

    Revenues for 2000 were $54.4 million, a decrease of $4.8 million, or more than 8%, from 1999. Net loss for 2000 amounted to $18.9 million, or $1.23 per diluted share, compared to $2.2 million of net income, or $0.15 per diluted share, reported in 1999. Significant operational matters that affected net earnings for 2000 included charges totaling approximately $24 million before tax benefit taken during the second quarter of 2000. Excluding the impact of this charge, the net loss for 2000 was $780,000 or $0.05 per share, compared to $2.2 million of net income, or $0.15 per diluted share reported for 1999.

Financial Information About Industry Segments

    Beginning in 1998 we began expanding our marketing focus beyond the cataract market to include the refractive and glaucoma markets. However, during 2000 the cataract market remained the primary source of our revenues. See Note 17 to The Consolidated Financial Statements, for geographic segments. The Company operates as one business segment.

Narrative Description of Business

Background

    The human eye is a specialized sensory organ capable of light reception and able to receive visual images that are transmitted to the visual center in the brain. The main parts of the eye are the cornea, the iris, the lens, the retina, and the trabecular meshwork. The cornea is a spherically shaped window in the front of the eye through which light passes. The iris is a muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The lens is a clear structure located behind the iris that changes shape to better focus the light to the retina, located in the back of the eye. The retina is a layer of nerve tissue consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The anterior chamber of the eye, located in front of the iris, is filled with a watery fluid called the aqueous humour, while the portion of the eye behind the iris is filled with a jelly-like material called the vitreous humour. The trabecular meshwork, a drainage channel located between the cornea and the surrounding white portion of the eye, maintains a low pressure in the anterior chamber of the eye by draining excess aqueous humour.

    The eye is affected by common visual refractive disorders such as myopia, hyperopia, astigmatism and presbyopia, and a number of ocular diseases, such as cataracts and glaucoma. Myopia and hyperopia are caused by an anatomical imbalance between the shape of the eye and the resulting distance between the cornea and the retina. Astigmatism is caused by irregularities in the smoothness and curvature of the cornea, causing improper focusing of the incoming light on the retina and consequential blurring of vision. Presbyopia is far-sightedness resulting from a loss of elasticity in the lens of the eye, usually as a result of aging. Cataracts are an irreversible and progressive ophthalmic condition wherein the eye's natural lens loses its usual transparency and becomes opaque. Glaucoma represents a condition that is manifest by a series of symptoms, including an increase in intraocular pressure, a decrease or loss of visual field, or damage to the optic nerve fiber layer or optical disc. The presence of some or all of these symptoms is generally accepted as indicative of glaucoma (although a patient may manifest one or all of the symptoms and not be diagnosed with glaucoma). If left untreated, glaucoma may result in a gradual loss of vision, and may ultimately lead to blindness.

Industry Segments

    According to industry analysts, the market for ophthalmic products is approximately $10 billion worldwide. The major factors influencing this market are:

  •
  the introduction of new methods of correcting vision problems and significant medical technology advancements which have created cost effective treatments and therapies,

  •
  an aging worldwide population,

  •
  the evolution toward managed care,

  •
  decisions related to reimbursement made by government and other third-party payors, and

  •
  the growing importance of international markets.

Our products serve the following segments of the ophthalmic market:

    Refractive Vision Correction.  Data obtained from one industry analyst's report indicates that, in the United States, approximately 162 million people are in need of some type of vision correction. Of this group, approximately 73 million (45%) had some degree of myopia (near-sightedness), approximately 43 million (27%) had some degree of hyperopia (far-sightedness), and approximately 43 million (27%) had some degree of astigmatism. Most individuals over age 45 also have presbyopia. Approximately 24 million (35%) of those individuals with myopia had moderate to high myopia (which is defined as greater than 2.5 diopters) and 23 million (32%) of those individuals with hyperopia had moderate to high hyperopia (which is defined as greater than 2.0 diopters). We believe that our ICL will address the vision correction needs of patients with moderate to high myopia, moderate to high hyperopia and astigmatism. The market outside of the United States is larger than the United States market. It is estimated that approximately 50% of the world's population needs some form of vision correction.

    In the United States, people are seeking to correct their vision by means other than glasses and contact lenses. It is estimated that approximately 1.1 million laser procedures to correct vision problems were performed in 2000, up from an estimated 960,000 laser procedures performed during 1999. We believe that the laser market is creating awareness about alternatives to glasses and contact lenses. We anticipate that this growing awareness will make it easier for us to enter the refractive products market in the United States, if our ICLs are approved.

    Cataract Treatment.  Cataracts occur in varying degrees in approximately one-half of Americans age 65 or older. Cataract surgery involves removing the damaged lens from the eye and surgically inserting an IOL. Industry sources estimate that approximately 2.45 million IOLs were implanted in the United States in 2000, generating approximately $255 million in sales. We believe that approximately 2.5 million IOLs were implanted outside the United States during 2000 (not including China and Russia, for which no reliable data exists), generating an additional $250 million of sales. We believe that approximately 89% of the domestic market for IOLs in 2000 was held by foldable IOLs, compared to approximately 15% in 1992, and that approximately 60% of the international market share is presently held by foldable IOLs. We believe the share of the worldwide market held by foldable IOLs will continue to increase due to the benefits of foldable IOLs over hard IOLs.

    Glaucoma Treatment.  The treatment for glaucoma encompasses drug therapies as well as traditional and laser surgical procedures. There is no known cure for glaucoma. The most commonly prescribed glaucoma drugs either inhibit the build-up of intraocular fluid or promote increased drainage of intraocular fluid, in either case reducing intraocular pressure and the potential for optic nerve damage. Traditional surgical procedures for glaucoma (trabeculectomies and shunts) and laser surgical procedures for glaucoma (trabeculoplasties) remove a portion of the trabecular meshwork to create a channel for fluid to drain from the eye. The selection of drug treatment over a surgical or laser procedure is, in part, dependent upon the stage of the disease and the prevailing glaucoma treatment used in the country in which the treatment is prescribed.

    While we believe that glaucoma currently afflicts approximately 3 million persons in the United States, only about 50% of those persons have actually been diagnosed with the disease. Industry analysts estimate that approximately 67 million people worldwide suffer from glaucoma. The worldwide market for glaucoma drugs is approximately $2 billion. We estimate that 125,000 conventional surgical procedures and 250,000 laser surgeries were performed in the United States alone in 2000, which we believe represents total expenditures of approximately $750 million.

    Glaucoma drugs are prescribed for patients to control the build-up of intraocular fluid. In some cases, patients build up a tolerance to the medications and they must be changed or combined to improve response. Patients may experience side effects that range from burning and stinging eyes to allergies or more serious systemic problems. For many patients, the symptoms of glaucoma are not readily apparent, which may result in their failure to adhere to the drug regimen.

    Conventional surgical and laser surgical procedures for glaucoma create a channel for fluid to drain from the eye. According to one study, conventional and laser surgery for glaucoma has an estimated initial success rate within one to two years of only 70% to 80%, with the success rate decreasing to 46% within five years.

Products

    Our products are designed to:

  •
  improve treatment results,

  •
  minimize patient risk and discomfort, and

  •
  where possible, simplify ophthalmic procedures for the surgeon and the patient.

    We sell our products worldwide, principally to ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations.

    Refractive Correction—Implantable Contact Lenses (ICLs).  ICLs are lenses implanted in the eye to permanently correct common refractive vision disorders including myopia, hyperopia and astigmatism. The ICL is targeted to persons afflicted with moderate to severe hyperopia and myopia and for patients with astigmatism and other visual disorders.

    The ICL is folded and implanted into the eye behind the iris and in front of the natural lens using minimally invasive surgical techniques similar to implanting an IOL during cataract surgery, except that the human lens is not removed. The five minute to 20 minute surgical procedure to implant the ICL is typically performed with topical anesthesia on an outpatient basis.

    We believe the use of an ICL will potentially afford a number of advantages over existing refractive surgical procedures, such as radial keratotomy (RK), photo-refractive keratectomy (PRK) and laser in-situs keratomileusis (Lasik), including being able to:

  •
  correct all levels of myopia, hyperopia and astigmatism,

  •
  provide superior predictability of results,

  •
  enable faster recovery of vision and rehabilitation,

  •
  produce superior refractive results, and

  •
  correct or improve other vision problems, such as amblyopia (lazy eye) and keratoconus (a condition causing marked astigmatism).

    We commenced commercial sales of ICLs in late 1996 on a limited basis in South Africa, China, and selected countries in Europe and South America. In August 1997 we received CE Mark allowing us to sell the ICL in each of the countries comprising the European Union. The lenses are currently also sold in South Africa and Israel. In February 1997, the FDA granted us an investigational device exemption (IDE) to commence clinical studies consisting of three distinct phases within the United States. We have completed enrollment of Phase III of the IDE clinical trials for the correction of myopia and we are presently engaged in completing enrollment of Phase III of the IDE for the correction of hyperopia. We anticipate filing a Pre-Market Approval application for the ICL correcting myopia in early 2002. During the year 2001, we expect to submit an application to begin clinical trials for a Toric ICL.

    Intraocular Lenses (IOLs) And Related Cataract Treatment Products.  We produce and market a line of foldable IOLs for use in minimally invasive cataract surgical procedures. Our IOLs can be folded or otherwise deformed, and therefore can be implanted into the eye through an incision as small as 2.65 mm. Once inserted, the IOL unfolds naturally into the capsular bag that previously held the cataractous lens. The primary advantages of using minimally invasive surgical procedures are:

  •
  Fewer surgical complications. A smaller incision minimizes eye trauma and the potential for infection. In addition, our foldable IOL can typically be implanted under topical anesthesia, thereby avoiding complications associated with the administration of local anesthesia.

  •
  Reduced level of surgically induced astigmatism. The ability to eliminate sutures as a result of the smaller incision leads to a reduction in the incidence of surgically induced astigmatism caused by uneven healing of the surgical wound.

  •
  Faster recovery of vision. Patients can typically recover their best vision the same day the procedure is performed, as opposed to 30 to 45 days following surgery in the case of hard IOLs.

  •
  Enhanced benefits to surgeons. The use of foldable IOLs enables ophthalmologists to more quickly perform surgical procedures at lower cost, and with greater ease and consistently higher quality outcomes.

    Our foldable IOLs are manufactured using both our proprietary Collamer material and silicone. Both materials are offered in two differently configured styles, the single-piece plate haptic design and the traditional three-piece design. The selection of one style over the other is primarily based on the preference of the ophthalmologist. Sales of foldable IOLs accounted for approximately 69% of total revenues for the 2000 fiscal year, 70% of total revenues for the 1999 fiscal year and approximately 71% of total revenues for the 1998 fiscal year.

    We have developed and currently market globally the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for patients with pre-existing astigmatism. The Toric IOL is the only IOL that has FDA approval to include in its labeling that it improves uncorrected visual acuity. The Toric IOL is the first refractive product we offered in the United States, and is a significant addition to our line of cataract products. In May 2000 the Health Care Financing Administration granted our application to have the Toric IOL designated as a "new technology". The "new technology" designation allows ambulatory surgical centers to receive an additional $50 per lens above the standard Medicare reimbursement rate for the next five years. Furthermore, the Health Care Financing Administration granted our application for "pass-through" status for our Toric IOL, which allows hospitals to pay us our list price for the lenses and pass through the total amount to the Health Care Financing Administration for reimbursement. Pass-through status may last for a period of two to three years, although re-evaluation and adjustment is possible in January of each year.

    In April 2000, we received approval from the FDA for our single-piece Collamer IOL for cataract surgery, allowing us to market the lens throughout the United States. This Collamer IOL was approved for use in Canada and the European Union during 1999. We believe that the Collamer material is superior to other materials used in the manufacture of IOLs in the marketplace because collagen is incorporated into it, currently making it the only IOL material that is a biomaterial. Clinical trials of the Collamer IOL showed a demonstrated absence of adverse reactions experienced by patients undergoing minimally invasive cataract surgery.

    Phacoemulsification (phaco) machines are used during cataract surgery to remove the patient's cataractous lens, usually through a small incision. The most desired equipment will improve surgical outcomes and make cataract surgery simpler for the physician and safer for the patient. In the $1.3 billion global cataract market, approximately 15% to 20% of the $200 million to $300 million of revenue generated is from the sale of phacoemulsification equipment. Prices for these machines range from $12,000 to $99,000. The market for disposable and reusable packs that are required to use the equipment make up approximately 35% of the global market, along with injectors and other surgical accessories. During 1998 we introduced the STAAR WAVE Phacoemulsification Machine and in 2000 we released the next generation, the Sonic WAVE Phacoemulsification System. The Sonic WAVE Phacoemulsification System combines proprietary sonic, low frequency pulses with ultra vacuum technology to create a non-thermal, safer method of cataract removal. Because we believe that the reduced energy technique will become the standard of care in the future, we have invested in a direct sales force to sell this product in the United States. The Sonic WAVE Phacoemulsification System has 510(k) approval, and we received CE Mark in March 2001.

    As part of our approach to providing a complete line of complementary products for use in minimally invasive cataract surgery, we also market several styles of lens injectors and sterile cartridges used to insert our IOLs and several styles of disposable and reusable surgical packs and ultrasonic cutting tips to be used with the Sonic WAVE Phacoemulsification System.

    AquaFlow Glaucoma Device.  In conjunction with a procedure referred to as a non-penetrating deep sclerectomy, our AquaFlow glaucoma device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid so as to reduce intraocular pressure. It is made of collagen, a porous material that is compatible with human tissue and facilitates drainage of excess eye fluid. The AquaFlow glaucoma device is specifically designed for patients suffering from open-angled glaucoma, which is the most prevalent type of glaucoma. In contrast to conventional and laser glaucoma surgeries, implantation of the AquaFlow glaucoma device does not require penetration of the anterior chamber of the eye. Instead, a small flap of the outer eye is folded back and a portion of the sclera and trabecular meshwork is removed. The AquaFlow device is placed above the remaining trabecular meshwork and Schlemm's canal and the outer flap is refolded into place. The device swells, creating a space as the body heals. It is absorbed into the surrounding tissue within six months to nine months after implantation, leaving the open space and possibly creating new fluid collector channels. The 15 to 45 minute surgical procedure to implant the AquaFlow device is performed under local or topical anesthesia, typically on an outpatient basis.

    We believe that the compatibility of the human eye with the material from which the AquaFlow glaucoma device is made and the minimally invasive nature of the surgery offer several advantages over existing surgical procedures, including:

  •
  reduced risk of surgical complications compared to trabeculectomy,

  •
  a longer-term solution than medications,

  •
  predictable outcomes, making case management easier and less time consuming,

  •
  less need for pressure-reducing medications,

  •
  enabling the patient to have minimally invasive Nd:YAG laser surgery if further pressure reduction becomes necessary over the long term, and

  •
  cost effectiveness compared to surgical and medication alternatives.

    We believe the AquaFlow device is an attractive product for:

  •
  ophthalmic surgeons who have traditionally referred their patients to glaucoma specialists;

  •
  managed care and health maintenance organizations and group purchasing organizations that desire to control their costs and at the same time provide their customers with a higher standard of health care; and

  •
  less developed countries which lack the resources and infrastructure to provide the continuous treatments mandated by drug therapy.

While we believe this market is very conservative, there is a continuing interest in learning the surgical procedure to implant the AquaFlow device. Adoption by ophthalmic surgeons, however, will be dependent upon the rate at which they learn to perform the surgical procedure or at which instrumentation is developed to simplify the procedure. We are promoting this product by using training courses and our trained technical sales staff to educate surgeons.

    We introduced the AquaFlow glaucoma device in late 1995 for commercial sale on a limited basis in South Africa and selected countries in Europe and South America. In August 1997 we received CE Mark for the AquaFlow device, allowing us to sell it in each of the countries comprising the European Union. In November 2000 the Ophthalmic Device Panel of the FDA's Medical Advisory Committee made a formal recommendation to the Food and Drug Administration to approve our Pre-Market Approval application, so long as we continue our two year study after approval and make minor modifications to our labeling of the device. In January 2000, the Canadian government, through Health Canada Agency, issued a Medical Device License to us, allowing us to sell the AquaFlow device in Canada.

Distribution And Customers

    We maintain a highly trained sales force that works closely with our customers (primarily surgeons and other health care providers) to educate them on the benefits of our products, and the skills and techniques needed to perform minimally invasive surgical procedures. We supplement our direct sales efforts through advertising in medical and trade journals and by sponsoring surgical procedure courses, seminars and technical presentations chaired by leading ophthalmologists.

    Our products are sold domestically through a network of independent territorial representatives who are compensated by commission programs geared to our yearly sales objectives. We have 10 independent and employee regional managers located throughout the United States to whom the territorial representatives report. International sales are primarily conducted through our subsidiaries, which sell through direct and independent sales representatives. In countries where our subsidiaries do not have a direct presence, sales are conducted through country or independent area medical distributors.

    We market our products to ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations. No material part of our business, taken as a whole, is dependent upon a single or a few customers.

Sources And Availability Of Manufacturing Materials

    We manufacture our IOLs and our AquaFlow glaucoma device at our facilities located in California and Switzerland, and our ICLs at our facilities located in Switzerland. Many components of our products are purchased to our specifications from suppliers or subcontractors. Most of these components are standard parts available from multiple sources at competitive prices. We presently have one supplier of silicone, the principal raw material for our silicone IOLs, although we can purchase this raw material from several distributors. Similarly, certain items we use in our disposable surgical packs are provided by a single supplier. We also purchase products manufactured by others in the eye care industry. If any of these supply sources becomes unavailable, we believe that we would be able to secure alternate supply sources within a short period of time and with minimal or no disruption.

    Our Sonic WAVE Phacoemulsification System is manufactured by our subsidiary, Circuit Tree Medical, Inc. The components used in the manufacture of the Sonic WAVE Phacoemulsification System are available from multiple sources at competitive prices.

Intellectual Property And Licenses

    We and/or our licensors have pending patent applications and issued patents in various countries relating specifically to our products or various aspects of them, including our core patent (the "Mazzocco Patent") relating to methods of folding or deforming an IOL or ICL for use in minimally invasive surgery. The Mazzocco Patent was granted by the United States Patent Office in March 1986 to Thomas Mazzocco, M.D., a practicing ophthalmologist and a co-founder of the Company. The Mazzocco Patent will expire in the year 2002. We do not derive significant revenues from this patent, and we do not believe that its expiration is of material importance in relation to our overall sales. We have also acquired or applied for several patents for insertion devices, glaucoma devices and other products for ophthalmic use.

    In May 1995, Intersectional Research and Technology Complex Eye Microsurgery (IRTC) granted an exclusive royalty bearing license to our subsidiary, STAAR Surgical AG, to manufacture, use and sell IRTC's glaucoma devices in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the countries in the Commonwealth of Independent States (the former Union of Soviet Socialists Republic) and China. In January 1996, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell implantable contact lenses using IRTC's biocompatible materials in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the Commonwealth of Independent States. The terms of these licenses extend for the lives of the patents. In connection with these licenses, IRTC also assigned to us its patent for its biocompatible material, which we use in manufacturing our ICLs and some of our IOLs. We have since adopted IRTC's biocompatible material and glaucoma device design for our AquaFlow glaucoma device, and have incorporated IRTC's biocompatible materials for use with our proprietary ICL design. These patents and the technology rights are of material importance to our refractive products market segment. Each of these patents will expire in the year 2009. We are continuing to expand our patent portfolios of refractive and glaucoma products so that we do not become dependent on the protection of any single patent.

    In connection with our acquisition of a majority of the outstanding shares of Circuit Tree Medical, Inc. in December 1999, we acquired patents relating to the STAAR WAVE Phaco Machine and other related technologies.

    We have registered the mark "STAAR" and our associated logo with the United States Patent and Trademark Office. We also have common law trademark rights to other marks and we have applied for registration for some of these marks.

    We have granted licenses to certain of our patents, trade secrets and technology, including our foldable technology, to other companies for use in connection with their cataract products. The licenses under the patents extend for the life of the patents. The licensees include Allergan Medical Optics ("AMO"), Alcon Surgical, Inc. ("Alcon"), Bausch & Lomb Surgical ("Bausch & Lomb"), CIBA Vision, Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") and Canon STAAR, a joint venture we own with Canon, Inc. and Canon Sales Co., Inc. We licensed certain of our patented foldable technology on an exclusive basis to Canon STAAR (for Japan only), on a non-exclusive basis to Alcon, Bausch & Lomb, CIBA Vision and Canon STAAR (with respect to the world other than Japan), and on a co-exclusive basis to AMO. At the time these licenses were granted, we received substantial pre-payments of royalties on all but one of the licenses. We expect to receive continuing revenues from only one of these licenses. Our business strategy is not dependent upon realizing royalties from these licenses in the future.

Competition

    Competition in the medical device field is intense and characterized by extensive research and development and rapid technological change. Development by competitors of new or improved products, processes or technologies may make our products obsolete or less competitive. We will be required to devote continued efforts and significant financial resources to enhance our existing products and to develop new products for the ophthalmic industry.

    Our ICL will face significant competition in the marketplace from products that improve or correct refractive conditions, such as corrective eyeglasses and external contact lenses, and particularly from providers of conventional and laser surgical procedures. These are products long established in the marketplace and familiar to patients in need of refractive correction. Furthermore, corrective eyeglasses and external contact lenses are more easily obtained, in that a prescription is usually written following a routine eye examination in a doctor's office, without admitting the patient to a hospital or surgery center. We believe that the following providers of laser surgical procedures comprise our primary competition in the marketplace for patients requiring refractive corrections: Summit Technology, Inc. ("Summit"), VISX, Incorporated ("VISX"), Bausch & Lomb and Nidek Co., Ltd. Excimer lasers for photo-refractive keratectomy which are manufactured and marketed by Summit, VISX and Nidek Co., Ltd. are the only products that have received pre-market approval from the FDA for sale within the United States. There are other phakic refractive lenses being manufactured by Bausch & Lomb, Ophtec, and Medennium that are offered for sale outside the United States. We do not know when these lenses might obtain FDA approval for sale in the United States.

    We believe our primary competition in the development and sale of products used to surgically correct cataracts, namely foldable IOLs and phacoemulsification machines, includes Bausch & Lomb, AMO, Alcon, Pharmacia & Upjohn, Inc. and CIBA Vision. Each of these competitors is a licensee of our foldable technology. Significant competitors in the hard IOL market include Bausch & Lomb, AMO, Pharmacia & Upjohn, Inc., Alcon and CIBA Vision. These competitors have been established for longer periods of time than we have and have significantly greater resources than we have, factors that give them the advantages of greater name recognition and larger sales operations.

    Our primary competition in the development and sale of products used to treat glaucoma is from pharmaceutical companies, primarily because drug therapy is, and for years has been, the accepted treatment for glaucoma. The portion of this market held by medical devices used to treat glaucoma is insignificant at present. We believe that Merck & Company, Inc., Alcon, Allergan and Bausch & Lomb are the largest providers of drugs used to treat glaucoma within the United States, and CIBA Vision Corporation, Pharmacia & Upjohn, Inc. and Lederle Laboratories, a subsidiary of American Home Products, are the largest internationally. There are other devices under development to be used in conjuction with a non-penetrating deep sclerectomy for the surgical management of glaucoma. These devices are manufactured by Alcon and Corneal.

Regulatory Requirements

    Our products are subject to regulatory approval or clearance in both the United States and in foreign countries. The following discussion outlines the various kinds of reviews to which our products or production facilities may be subject.

    Clinical Regulatory Requirements Within The United States.  Under the "Medical Device Amendments of 1976" (the "Medical Device Act"), a section of the Federal Food, Drug & Cosmetic Act, the FDA has the authority to adopt regulations that:

  •
  set standards for medical devices,

  •
  require proof of safety and effectiveness prior to marketing devices which the FDA believes require pre-market clearance,

  •
  require test data approval prior to clinical evaluation of human use,

  •
  permit detailed inspections of device manufacturing facilities,

  •
  establish "good manufacturing practices" that must be followed in device manufacture,

  •
  require reporting of serious product defects to the FDA, and

  •
  prohibit device exports that do not comply with the Medical Device Act unless they comply with established foreign regulations, do not conflict with foreign laws, and the FDA and the health agency of the importing country determine export is not contrary to public health.

Most of our products are "medical devices intended for human use" within the meaning of the Medical Device Act and are, therefore, subject to FDA regulation.

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

    Our IOLs, ICLs and AquaFlow glaucoma device are Class III devices, and our lens injectors, phacoemulsification equipment, ultrasonic cutting tips and surgical packs are Class II devices. We have received FDA pre-market approval for our IOLs (including the Toric and the Collamer IOLs), and FDA 510(k) clearance for our phacoemulsification equipment, lens injectors, ultrasonic cutting tips and surgical packs. We have completed the enrollment for Phase III of the clinical study of the ICL that corrects myopia and we continue to enroll patients in Phase III of the clinical study of the ICL that corrects hyperopia. Our current plan is to submit an application to the FDA for pre-market approval of our ICL to correct myopia in early 2002. In November 2000, the Ophthalmic Device Panel of the FDA's Medical Advisory Committee formally recommended to the Food and Drug Administration to approve our PMA application for the AquaFlow glaucoma device, so long as we continue our two year study after approval and make minor modifications to the device's labeling.

    As a manufacturer of medical devices, our manufacturing processes and facilities are subject to continuing review by the FDA and various state agencies to insure compliance with good manufacturing practices. These agencies inspect our facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling.

    In California, we are also subject to regulation by the local Air Pollution Control District and the United States Environmental Protection Agency as a result of some of the chemicals used in our manufacturing processes.

    Medical device laws and regulations similar to those described above are also in effect in some of the countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications.

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

    As of June 1998 the member countries of the European Union (the "Union") require that all medical products sold within their borders carry a Conformite' Europeenne Mark (CE Mark). The CE Mark denotes that the applicable medical device has been found to be in compliance with guidelines concerning manufacturing and quality control, technical specifications and biological or chemical and clinical safety. The CE Mark supersedes all current medical device regulatory requirements for Union countries. We have obtained the CE Mark for all of our principal products including our ICLs, IOLs (including the Toric IOL and Collamer IOL), and AquaFlow glaucoma device, and the Sonic WAVE Phacoemulsification System.

    Other Regulatory Requirements.  Sales of our products may be affected by health care reimbursement practices. For example, in January 1994, the Health Care Financing Administration adopted rules that limit Medicare reimbursement for IOLs implanted in Medicare patients to a flat fee of $150.

    We are also subject to various federal, state and local laws applicable to our operations including, among other things, working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research work.

Research And Development

    We are focused on furthering technological advancements in the ophthalmic products industry through continuous development and innovation of ophthalmic products and materials and related surgical techniques. We maintain an active internal research and development program comprised of 25 employees. Over the past year, we have principally focused our research and development efforts on: (i) developing our Toric ICL, an enhanced AquaFlow glaucoma device and IOLs and ICLs for the correction of presbyopia, (ii) improving insertion and delivery systems for our foldable products; (iii) generally improving the manufacturing systems and procedures for all products to reduce manufacturing costs; (iv) improving the WAVE Phacoemulsification Machine; and (v) developing products for the refractive market. Research and development expenses amounted to approximately $4,215,000, $4,339,000, and $3,570,000 for our 2000, 1999 and 1998 fiscal years, respectively.

Environmental Matters

    We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we make capital expenditures for environmental protection when required, we do not anticipate having to make any significant expenditures during the years 2001 or 2002 which would have a material impact on our capital expenditures, earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position.

Significant Subsidiaries

    Our only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide some of our products, including our ICLs and our AquaFlow glaucoma device. Together with STAAR Surgical AG, we have also formed or acquired a number of directly or indirectly owned subsidiaries to distribute and market our products in selected foreign countries. STAAR Surgical AG also controls 80% of Domilens, a major European sales subsidiary that distributes both our products and products from various competitors.

Employees

    Together with our subsidiaries, we had a total of 334 employees as of December 29, 2000, including 70 in administration, 101 in marketing and sales, 25 in research and development and technical services and 138 in manufacturing, quality control and shipping.

Financial Information About Foreign And Domestic Operations

    Approximately $30,712,000, $28,658,000 and $25,345,000 of our overall revenues were generated in the United States for our 2000, 1999 and 1998 fiscal years, respectively, constituting approximately 56%, 48% and 46% of our overall revenues for those years. We believe that international markets represent a significant opportunity for continued growth. Europe, which is our principal foreign market, generated approximately $19,729,000, $23,995,000 and $26,453,000 in revenues for our 2000, 1999 and 1998 fiscal years, respectively, constituting approximately 36%, 41% and 48% of our overall revenues for those fiscal years. The balance of our foreign sales were distributed among the Asian/Pacific, Middle Eastern, South African and South American geographic areas. Most all products sold in 2000 were manufactured in the United States and Switzerland. See Note 17 To The Consolidated Financial Statements.

    A significant portion of our revenues relate to our international sales and operations. We expect this to continue to be the case in the future. Our international sales and operations subject us to several potential risks, including;

  •
  risks associated with fluctuating exchange rates,

  •
  the regulation of fund transfers by foreign governments,

  •
  United States and foreign export and import duties and tariffs, and

  •
  political instability.

The occurrence of any of the foregoing could materially and adversely affect our business. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations, because historically we have been generally paid in U.S. dollars with respect to our international operations. As earnings from international operations increase, our exposure to fluctuations in foreign currencies may increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks.

    Our continued growth is in part dependent on the expansion of international sales of our products, however this expansion will involve operations in markets where we may not be experienced. We may not be successful in capturing a significant portion of these markets for many reasons, including unsuccessful distribution efforts and an inability to obtain regulatory approvals.

ITEM 2.  DESCRIPTION OF PROPERTY

    Our executive offices and our principal manufacturing and warehouse facilities are located at 1911 Walker Avenue, Monrovia, California. STAAR Surgical AG maintains executive offices and manufacturing and warehouse facilities at Hauptstrasse 104, Nidau, Switzerland. We also maintain complete laboratory facilities in each of our Monrovia and Nidau facilities. Certain of our sales subsidiaries also lease office facilities to facilitate their distribution activities.

    We do not own real property. Our California facilities consist of leased industrial buildings of approximately 107,000 square feet. The leases expire between 2002 and 2003, and currently require aggregate payments of approximately $46,000 per month. STAAR Surgical AG's facilities in Nidau, Switzerland consist of a leased industrial building of approximately 14,000 square feet. The lease expires in 2006, and currently requires payments of approximately $10,000 per month. We believe these properties are suitable and adequate for our purposes.

ITEM 3.  PENDING LEGAL PROCEEDINGS

    We are party to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. In addition to legal proceedings arising out of the normal course of our business, during 2000 we were named as a party in the following actions.

    Mario Pelegrina v. Andrew F. Pollet, John R. Wolf, Peter J. Utrata, Volker D. Anhaeusser, Joseph Priske, William Huddleston, Carl Manisco, individuals, Pollet & Richardson, a California corporation, and Iotech, Inc., a California corporation, Defendants, and STAAR Surgical Company, Nominal Defendant, Court of Chancery of the State of Delaware, Case No. 18556. In December 2000, Mario Pelegrina filed this shareholder derivative suit against us and certain named directors and officers. Mr. Pelegrina alleges that these directors and officers breached their fiduciary duties by engaging in self-dealing and waste of our assets. Because this is a shareholder derivative action, we are a putative plaintiff and stand to receive any damages that may be awarded.

    Novastaar Investments, LLC and Lamar F. Laster, Jr. v. STAAR Surgical Company; Court of Chancery of the State of Delaware; Case No. 18555. Novastaar Investments, LLC filed this action pursuant to Section 220 of the Delaware General Corporation Law to gain inspection of designated books and records belonging to us. This action does not involve any claim against us for monetary damages.

    STAAR Surgical Company v. Canon, Inc., Canon Sales Co., Inc. and Norio Kuroda, U. S. District Court for the Central District of California, Civil Action No. 00-04835 GAF (CTx). On May 8, 2000, we filed this action for tortious interference with contractual relations and tortious interference with actual and prospective business advantage. The claim arises from the attempts of Canon, Inc., Canon Sales Co., Inc. and Mr. Kuroda to gain distribution rights and access to our proprietary technology and ophthalmic product lines for the Japanese market. With our consent, this proceeding has been stayed pending further proceedings in the arbitration matter described below.

    Canon Sales Co., Inc. and Canon, Inc. v. STAAR Surgical Company, Japan Commercial Arbitration Association, Case No. 00-03. On or about May 31, 2000, Canon, Inc. and Canon Sales Co., Inc. (referred to collectively in this discussion as the "Canon Companies") filed a Request for Arbitration with the Japan Commercial Arbitration Association. The Request for Arbitration relates to the joint venture we formed with the Canon Companies. The Canon Companies have alleged that we breached the joint venture agreement and certain distributor and license agreements. The Canon Companies are seeking unspecified monetary damages for these alleged breaches. On August 9, 2000, we filed a counterclaim in this proceeding, seeking an accounting from the Canon Companies for profits made by the Canon Companies as a result of unfair dealing, for a transfer of the Canon Companies interest in the joint venture to us at book value, and, in the event our request for a transfer is not granted, for the winding up, liquidation and dissolution of the joint venture.

    John R. Wolf v. STAAR Surgical Company, Los Angeles Superior Court; Case No. BC235396. On August 18, 2000 John R. Wolf, our former President and Chief Executive Officer and a current member of the Board of Directors, filed this action seeking declaratory and injunctive relief. Mr. Wolf alleges he has the right to exercise certain options in order to purchase shares of our Common Stock and to receive copies of certain documents related to his prior employment. Mr. Wolf is seeking declaratory and injunctive relief, including a declaration of his rights and obligations as they relate to the exercise of stock options and an indemnification for loss of value of the Common Stock represented by the options. We have filed a cross-complaint seeking compensatory damages and ancillary relief on claims arising from Mr. Wolf's employment.

    STAAR Surgical Company v. John R. Wolf, Los Angeles Superior Court; Case No. BC235396. On September 18, 2000 we filed a cross-complaint for declaratory relief and monetary damages against Mr. Wolf. In our action, we seek to obtain a judgment from the Court declaring that we are not obligated to issue to Mr. Wolf the Common Stock that he alleges he is entitled to receive. We are also asking the Court to enforce Mr. Wolf's promise to transfer to us 243,067 shares of our Common Stock in payment of certain loans made by the Company to him, or, alternatively, to enforce his promise to pay the loans with cash. Finally, we have asked the Court to declare that Mr. Wolf breached his fiduciary duties to the Company and that the Company had cause to terminate his employment.

    John R. Wolf v. STAAR Surgical Company, Andrew F. Pollet, Mary Ann Sapone, David Bailey, Volker Anhaeusser and Peter Utrata, Cross-Complaint filed in Los Angeles Superior Court, Case No. BC235396. On or about March 2, 2001, the Company was served with a cross-complaint filed by Mr. Wolf alleging breach of his employment contract, civil conspiracy to breach his employment contract, intentional infliction of emotional distress, negligent infliction of emotional distress, breach of the covenant of good faith and fair dealing, wrongful termination in violation of public policy based on discrimination, violation of section 12941 of the California Government Code, conversion, fraud and deceit, and violation of sections 12921 and 12945.2 of the California Labor Code. Mr. Wolf has asked to be awarded damages according to proof.

    Vladimir Feingold v. STAAR Surgical Company, et al., Los Angeles County Superior Court, Case Nos. BC 216184. Mr. Feingold, previously employed by us as Executive Vice President for Research and Development and President of Staar Surgical AG, filed an action in September 1999 alleging claims for breach of contract and constructive termination, breach of the implied covenant of good faith and fair dealing, a common count, statutory unfair competition, and declaratory relief. Mr. Feingold sought $1.7 million in compensatory damages based on his employment contract, other compensatory damages for emotional distress and an award of punitive damages. We entered into an agreement settling this action in October 2000.

    Kirtida ("Kirty") Patel v. STAAR Surgical Company, Orange County Superior Court; Case No. OOCC13556. This case was filed on November 9, 2000. Ms. Patel alleges that we wrongfully terminated her employment in violation of California law protecting against discharge in contravention of public policy and in violation of an alleged partially oral and partially written employment agreement. Ms. Patel's complaint includes, but is not limited to, allegations that certain present and former members of our management instructed her not to contact the FDA regarding its guidelines concerning stability studies she was conducting, authorized the shipment of products without having them first properly tested and validated, and did not provide accurate information to the FDA regarding the manufacture of certain products. Ms. Patel seeks unspecified monetary damages related to her discharge, including damages for emotional distress.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 29, 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    Our Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") National Market under the symbol "STAA." The following table sets forth the reported high and low sale prices of the Common Stock as reported by Nasdaq for the calendar periods indicated:

	Period	High	Low
2000:	Fourth Quarter	$18.000	$11.125
	Third Quarter	17.313	11.000
	Second Quarter	13.813	10.125
	First Quarter	13.875	10.250
1999:	Fourth Quarter	$12.375	$9.375
	Third Quarter	16.250	10.500
	Second Quarter	13.875	7.375
	First Quarter	10.938	7.125

    The last reported sale price for our Common Stock on the Nasdaq National Market on March 26, 2001 was $4.22 per share. As of March 26, 2001, there were approximately 1,157 record holders of our Common Stock.

    We have not paid any cash dividends on our Common Stock since our inception. We currently anticipate that all income will be retained to further develop our business and that no cash dividends on the Common Stock will be declared in the foreseeable future.

    On October 2, 2000 we completed a private placement of 1,500,000 shares of our Common Stock. CIBC World Markets and Adams, Harkness & Hill, Inc. acted as placement agents for this offering. The Common Stock was sold to institutions. The aggregate offering price of the Common Stock sold in this private placement was $21 million. Of this amount, approximately $2,300,000 was paid for placement agent fees, legal fees and other costs relating to the private placement. The Common Stock was sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, based upon the fact that there were less than 35 purchasers and all purchasers were accredited investors.

    On November 29, 1999 we purchased an additional 20% interest in Domilens, a German distributorship, (giving us a total interest of 80%) in exchange for cash and 125,000 shares of our Common Stock. This issuance was exempt from registration under the Securities Act of 1933 pursuant to the exemptions from registration provided by Section 4(2) of the Act.

    On December 3, 1999 we purchased a majority of the shares of Circuit Tree Medical, Inc. from its two shareholders in exchange for cash and a total of 145,772 shares of our Common Stock. This issuance was exempt from registration under the Securities Act of 1933 pursuant to the exemptions from registration provided by Section 4(2) of the Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended December 29, 2000, December 31, 1999, January 1, 1999, January 2, 1998 and January 3, 1997. The selected consolidated statement of income data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth below at December 29, 2000 and December 31, 1999, are derived from our Consolidated Financial Statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this Annual Report. The Company changed its method of accounting for start-up costs in 1998. The selected consolidated statement of income data set forth below for each of the two fiscal years in the periods ended January 2, 1998 and January 3, 1997, and the consolidated balance sheet data set forth below at January 1, 1999, January 2, 1998 and January 3, 1997 are derived from our audited consolidated financial statements not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, and the Notes thereto, included elsewhere in this Annual Report, and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" in Item 7.

	Fiscal Year Ended
	December 29, 2000	December 31, 1999	January 1, 1999	January 2, 1998	January 3, 1997
	(In thousands except per share data)
Statement of Operations
Sales	$53,986	$58,955	$54,244	$42,480	$41,213
Royalty and other income	448	253	899	3,040	1,000

Total revenues	54,434	59,208	55,143	45,520	42,213
Cost of sales	26,329	22,935	18,533	10,262	10,196

Gross profit	28,105	36,273	36,610	35,258	32,017

Selling general and administrative
General and administrative	8,593	7,939	6,770	6,334	5,628
Marketing and selling	21,254	19,879	18,709	12,719	12,227
Research and development	4,215	4,339	3,570	3,936	4,085
Restructuring, impairment, and other non-recurring charges	13,776	—	—	—	—

Total selling general and administrative	47,838	32,157	29,049	22,989	21,940
Operating income (loss)	(19,733)	4,116	7,561	12,269	10,077
Total other income (expense)	(5,662)	(681)	(763)	(579)	153
Income (loss) before income taxes, minority interest and cumulative effect of change in accounting method	(25,395)	3,435	6,798	11,690	10,230
Income tax provision (benefit)	(6,580)	862	1,999	4,271	3,339
Minority interest	87	419	662	—	—
Net income (loss) before accounting change	(18,902)	2,154	4,137	7,419	6,891
Cumulative effect of accounting change	—	—	(1,680)

Net income (loss)	$(18,902)	$2,154	$2,457	$7,419	$6,891

Diluted income (loss) per share before effect of change in accounting method	$(1.23)	$0.15	$0.29	$0.53	$0.50
Basic net income (loss) per share	$(1.23)	$0.15	$0.18	$0.57	$0.53
Diluted net income (loss) per share	$(1.23)	$0.15	$0.17	$0.53	$0.50
Weighted average number of basic shares	15,378	14,157	13,542	13,124	12,910
Weighted average number of diluted shares	15,378	14,756	14,268	14,113	13,867
Balance Sheet Data
Working capital	$24,303	$28,187	$26,925	$24,936	$15,000
Total assets	80,152	85,160	73,290	62,391	52,056
Notes payable and current portion of long-term debt	7,944	3,203	2,312	1,608	8,193
Long-term debt	—	13,673	10,021	5,750	844
Stockholders' equity	$58,465	$52,684	$47,706	$44,783	$36,604

    The following table sets forth unaudited operating data for each of the specified quarters of the fiscal years ended December 29, 2000 and December 31, 1999. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding.

For the Fiscal Year Ended:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
December 29, 2000
Revenues	$14,138	$12,848	$13,664	$13,784
Gross Profit	8,658	2,718	8,310	8,419
Net Income (Loss)	264	(18,514)	542	(1,194)
Basic Income Per Share	.02	(1.25)	.04	(.07)
Diluted Income Per Share	.02	(1.25)	.04	(.07)
December 31, 1999
Revenues	$14,783	$14,774	$13,824	$15,827
Gross Profit	9,038	9,285	8,846	9,104
Net Income	673	677	527	277
Basic Income Per Share	.05	.05	.04	.02
Diluted Income Per Share	.05	.05	.04	.02

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

	Percentage of Total Revenues			Percentage Change
	December 29, 2000	December 31, 1999	January 1, 1999	1999 vs. 2000	1998 vs. 1999
Total revenues	100.0%	100.0%	100.0%	(8.1)%	7.4%
Cost of sales	48.4%	38.7%	33.6%	14.8%	23.7%
Gross Profit	51.6%	61.3%	66.4%	(22.5)%	(.9)%
Costs and expenses:
General and administrative	15.8%	13.4%	12.3%	8.2%	17.3%
Marketing and selling	39.0%	33.6%	33.9%	6.9%	6.3%
Research and development	7.7%	7.3%	6.5%	(2.9)%	21.5%
Restructuring, impairment and other non-recurring charges	25.4%	—	—	—	—
Total costs and expenses	87.9%	54.3%	52.7%	48.8%	10.7%
Operating income(loss)	(36.3)%	7.0%	13.7%	—	(45.6)%
Other expense, net	(10.4)%	(1.2)%	(1.4)%	730.2%	(10.6)%
Income(loss) before income taxes	(46.7)%	5.8%	12.3%	—	(49.5)%
Income tax provision(benefit)	(56.9)%	(12.1)%	1.5%	3.6%	—
Accounting Change—Elimination of minority interest	.2%	.7%	4.2%	(79.4)%	(82.1)%
Net income	(34.7)%	3.6%	4.5%	—	(12.3)%

2000 Fiscal Year Compared to 1999 Fiscal Year

    Revenues.  Revenues for the year ended December 29, 2000 were $54.4 million, representing a 8.4% decrease over the $59.2 million in revenues for the year ended December 31, 1999. The primary reasons for the decrease in revenues were the reduced U.S. dollar amounts recorded by international subsidiaries due to the strength of the U.S. dollar as compared to foreign currencies most specifically the German Mark, decreased sales to the Company's joint-venture CanonSTAAR, continuing decline in sales of the Company's silicone IOL's in Europe and lower average selling prices on international sales of the Company's Implantable Contact Lens due to the change from direct selling to selling through international distributors. These decreases were offset by increased sales of the Sonic WAVE Phacoemulsification system which was introduced in the third quarter, increased revenue from the sales of the Collamer™ single piece IOL approved for sale in April 2000, increased revenues from sales of Toric™ IOL, and increased revenues from a full year of sales of custom surgical packs to our U.S. customers which began in mid-year 1999. Other revenue in 2000 increased over 1999 by $195,000.

    The Company is expanding its market focus beyond the cataract market to also include the refractive and glaucoma markets. The Company anticipates its growth in the refractive and glaucoma product markets will increase as the Company's refractive lenses (ICL™ and Toric™ IOL) and its glaucoma (AquaFlow™) product lines continue to gain market acceptance. The Company believes its sales of products used for the treatment of cataracts will grow with its increased international presence, its U.S. approval of new products such as its Collamer IOL and the introduction of the Sonic WAVE™ Phacoemulsification System.

    Cost of Sales.  Cost of sales increased to 48.4% of revenue for the year ended December 29, 2000 from 38.7% of revenue for the year ended December 31, 1999. The primary reason for this 10.1% increase relates to an inventory write-off of $5.2 million, recorded during the second quarter of 2000, of various items that no longer fit the Company's future direction. Additionally, despite higher average selling prices for IOLs, higher average unit cost caused the cost of sales as a percentage of revenue exclusive of the above-mentioned write-off to increase slightly to 38.8%. The increase in average selling price was due to the change in product mix to the Company's premium priced IOL's (Toric and Collamer). The higher average cost of IOL's was due principally to the changes in product mix to the Collamer IOL and to a lesser extent increased unit cost due to lower manufacturing activity levels causing the units produced to carry a higher per unit cost from absorption of fixed expenses. Additionally the full year of sales of custom surgical packs in the U.S., have a higher cost of sales as a percentage of sales when compared to the other products the Company offers. The Company expects IOL unit growth in 2001 to be modest and combined with a plan of reducing overall inventory the Company expects the cost of units produced in 2001 to increase. The Company will not be able to reduce the costs of sales to levels attained in 1997 and prior years until sales of its refractive lenses and its AquaFlow™ glaucoma device make up a larger percent of the Company's overall revenues.

    General and Administrative.  General and administrative expense for the year ended December 29, 2000 were $8.6 million or 15.8% of revenue as compared to $7.9 million or 13.4% of revenue for the year ended December 31, 1999. This increase in dollars is primarily attributable to increases in expenditures for professional service fees, expenses recorded in the second quarter at the time of the Company's restructuring plan and, increased expenses year over year from subsidiaries acquired or created in late 1999. The increase as a percent of revenues was due to the expenses increasing at a rate greater than the current growth rate of revenues.

    Marketing and Selling.  Marketing and selling expenses for the year ended December 29, 2000 were $21.3 million or 39.0% of revenue as compared to $19.9 million or 33.6% of revenue for the year ended December 31, 1999. The primary reasons for this increase are the compensation and travel costs related to direct sales management for IOL sales and the Company's Sonic WAVE Phacoemulsification System which were established during late 1999 and 2000, increased commissions generated by the graduated commission schedule which has higher percentage rates as IOL sales price increases, average selling prices increase over 1999 due to the change in IOL mix to the Company's proprietary IOL's. Additionally the Company has continued to increase the expenses for product management to prepare for broader entry into the refractive and glaucoma markets. These increases were offset in part due to the reduced U.S. dollar amounts recorded by international subsidiaries due to the strength of the U.S. dollar as compared to foreign currencies most specifically the German Mark.

    Research and Development.  Research and development expenses for the year ended December 29, 2000 were $4.2 million or 7.7% of revenue as compared to $4.3 million or 7.3% of revenue for the year ended December 31, 1999. Research and development expense decreased slightly over the prior year due reduction in R&D staffing offset by increased spending related to the monitoring of clinical trials for the ICL™ for the correction of myopia, ICL™ for the correction of hyperopia and the AquaFlow™ glaucoma device. Additionally expenses increased related to the development and improvement of Company's Sonic WAVE Phacoemulsification System. The Company expects research and development expense to be in the range of $4.3 million to $4.6 million.

    Restructuring, impairment and other non-recurring charges  On June 22, 2000, the Company announced the details of its plan of restructuring. In conjunction with the implementation of the plan, the Company recorded a pretax charge to earnings of $13.8 million in the second quarter of fiscal 2000. The changes include approximately $0.9 million for restructuring of certain subsidiaries, approximately $4.0 million to write-off patents that were considered questionable in providing future value to the Company, approximately $l.9 million of costs incurred by the Company relating to activities that were abandoned, approximately $4.1 million relating to severance and other employee separation costs, approximately $1.9 million relating to the disposition of investment and assets related to the Company's abandoned entry into the Lasik market, and approximately $1.0 million relating to the closure of a foreign subsidiary. 19 employees were laid-off, terminated or resigned as part of the Company's restructuring plan.

    Other Expense or Income, Net.  Other expense for the year ended December 29, 2000 was a net of approximately $5.7 million or 10.4% of revenues as compared to approximately $0.7 million or 1.2% of revenues for the prior year. The primary reasons for this increase were $4.7 million charge relating to the write-off of its Japanese joint venture and a charge to related to a note receivable from a former officer which is currently under collateralized. The Company's disputes with its Japanese joint venture partners are currently in arbitration.

    Income Tax Provision.  Income tax benefit was $6.6 million for the year ended December 29, 2000 as compared to a provision of $.9 million for the year ended December 31, 1999. The reasons for the change relate to the dramatic reduction in income before income taxes which was due primarily to the charges taken in the second quarter which totaled $24 million before income taxes. During 2000, the Company recorded a deferred tax asset that resulted from the losses recorded for the year. The Company has been profitable in the past and with the introduction of new products expects to return to profitability in the future. The Company would have been profitable in the current year with the exclusion of charges relating to the restructuring plan and the reserve for notes receivable. The Company expects to have adequate future earnings to take advantage of the amounts recorded.

1999 Fiscal Year Compared To 1998 Fiscal Year

    Revenues.  Revenues for the year ended December 31, 1999 were $59.2 million, representing a 7.4% increase over the $55.1 million in revenues for the year ended January 1, 1999. The primary reasons for the increase in revenues were increased IOL market share in the United States which had been lost in 1998 due to a new product introduction by a competitor, increased revenue from the sales of the Toric™ IOL, increased revenue from sales of the Company's ICLs™ and revenue from new activities in the United States. Incremental revenues from the increase in United States IOL market share, exclusive of increases related to sales of the Company's Toric™ IOL, amounted to approximately $1.1 million, incremental revenue from the Company's Toric™ IOL and the Company's ICLs™ was approximately $1.5 million and $1.1 million respectively. During 1999 the Company formed a wholly owned subsidiary that operates refractive laser centers and began selling custom surgical packs to its U.S. customers. Revenue from these new activities accounted for approximately $1.0 million. These increases were offset partially due to a decline in other revenue.

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

    Marketing and Selling.  Marketing and selling expense for the year ended December 31, 1999 was $19.9 million or 33.6% of revenues, as compared to $18.7 million or 33.9% of revenues for the prior fiscal year. The primary reasons for this increase are the marketing costs related to the product launch of the Company's Toric™ IOL in 1999 and preparation for the product launch of the Collamer IOL in early 2000. Additionally the Company has continued to increase the expenses for product management to prepare for broader entry into the refractive and glaucoma markets.

    Research and Development.  Research and development expense for the year ended December 31, 1999 was $4.3 million, or 7.3% of revenues as compared to $3.6 million or 6.5% of revenues for the year ended January 1, 1999. Research and development expense increased over the prior year due to increased spending related to monitoring of the clinical trials for the ICL™ for the correction of myopia, ICL™ for the correction of hyperopia and the AquaFlow™ glaucoma device. Additionally expenses increased related to the completion of the patient enrollment and implants for the clinical trial for the ICL™ for the correction of myopia and increased expenditures for developing new injection technologies for IOLs and ICLs™.

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

Liquidity And Capital Resources

    The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, private placement of common stock and the exercise of stock options and warrants.

    On June 22, 2000, the Company announced the details of its plan of restructuring. In conjunction with the implementation of the plan, the Company recorded a pretax charge to earnings of $13.8 million in the second quarter of fiscal 2000. The charges include approximately $0.9 million for the restructuring of certain subsidiaries, approximately $4.0 million to write-off patents that were determined to have no value to the Company, approximately $1.9 million of costs incurred by the Company relating to activities that were abandoned, approximately $4.1 million relating to severance and other employee separation costs, approximately $1.9 million relating to the disposition of investment and assets related to the Company's abandoned entry into the Lasik market, and approximately $1.0 million relating to the closure of a foreign subsidiary. Of the total restructuring charge, $4.2 million was accrued for future cash expenditures. At December 29, 2000, approximately $2.2 million of accrued expenses remained.

    In October 2000, the Company completed a private placement with institutional investors of 1.5 million shares of the Company's common stock for net proceeds of $18.7 million.

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

    The Company was current in its payment of principal and interest to the Lender as provided for under the loan agreement. However, the Company was not in compliance with certain of the restrictive covenants during the first quarter, and to a larger extent the second quarter of 2000, which is attributable to the Restructuring Plan. The Company obtained forbearance letters from the Lender who agreed to forbear from exercising its rights and remedies under the loan agreement.

    In an agreement with the lender, the Company paid off all of its term debt and a portion of its line-of-credit with funds obtained through the private placement of shares of the Company's common stock and renegotiated its line-of-credit. The new agreement provides a line-of-credit not to exceed $7.0 million at a rate of interest equal to the prime rate (9.50% at December 29, 2000) and grants the lender a security interest in the Company's accounts receivable, inventories, property, plant and equipment, and other general intangibles. The agreement has certain financial ratios and other restrictive covenants including the maintaining of minimum cash balances. The note as amended is due on July 2, 2001. The Company was not in compliance with the net income covenant at December 29, 2000 but obtained a waiver from the lender who agreed to waive its rights and remedies under the loan agreement. Borrowings outstanding as of December 29, 2000 were $5,724,024. The Company is in the process of seeking alternative financing to pay-down or payoff the line of credit, however there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms.

    During 2000, the Company renegotiated its revolving credit facility with a foreign lender. The new agreement provides for borrowings under a revolving credit facility and also provides for fixed term loans. Maximum allowable borrowings under the revolving credit facility are $1,835,000 (3,000,000 Swiss Francs at the exchange rate at December 29, 2000), at an interest rate of 5.5% per annum and a credit commission of .25% payable quarterly on the average debit balance. The loan does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding under the credit facility as of December 29, 2000 were $1,536,585 (2,512,316 Swiss Francs).

    The fixed term loan provides for borrowings of up to $1,223,000 (2,000,000 Swiss Francs).  Minimum advances of CHF 500,000 may be made for periods of 1 to 5 years. Payments in the amount of CHF 250,000 are due semi-annually beginning June 30, 2002. The base interest rate used follows Euromarket conditions for loans of the corresponding term and currency. There were no borrowings outstanding under the term loan as of December 29, 2000.

    The Company has a revolving overdraft facility with another foreign lender which provides for borrowings of up to approximately $950,000 (2.0 million Deutsch Marks at the exchange rate at December 29, 2000), at an interest rate of 9%. The loan is renewed annually with a due date of May 31, 2001 and is secured by an assignment of accounts receivable and inventory. Borrowings outstanding as of December 29, 2000 and December 31, 1999 were $683,505 (DM 1,438,352) and $511,299 (DM 939,025), respectively.

    As of December 29, 2000, the Company had net working capital of approximately $24.3 million as compared to $28.2 million and $26.9 million as of December 31, 1999 and January 1, 1999, respectively. The decrease in working capital as of December 29, 2000 is primarily due to the reclassification of long-term debt to notes payable as a result of the Company not fulfilling the bank's financial covenants. The increase in working capital from January 1, 1999 to December 31, 1999 was due to increases in inventories of $1.5 million; prepaid and deposits of $0.6 million; other current assets of $1.2 million; and a decrease in current deferred income tax of $2.8 million; offset by a decrease in cash of $1.3 million and increases in accounts payable or $2.5 million and other current liabilities of $1.0 million.

    Cash and cash equivalents were $6.1 million at December 29, 2000, an increase of $2.7 million from December 31, 1999. The increased cash is primarily the result of funds received from a private placement of the Company's common stock after having paid off the Company's long-term debt and a portion of its line-of-credit. The decline in the Company's cash position as of December 31, 1999 was due to increased investment in property and equipment in preparation for the launch of the Collamer IOL.

    Cash flows used in operating activities for the year ended December 29, 2000 were approximately $5.4 million, compared to 1999 and 1998 when operating activities generated approximately $4.9 million and $4.3 million, respectively. The increase related to changes in working capital is due primarily to increases in inventory, due to the launch of the Collamer IOL in the United States, of approximately $4.0 million; and accounts receivable of approximately $1.1 million. These increases exclude the impact of restructuring write-offs. Additionally, the Company reduced its accounts payable during 2000 by approximately $1.2 million. Working capital changes had a far lesser impact on cash in 1999 due to the fact that increases in inventories and prepaids, deposits, and other current assets were offset by corresponding increases in accounts payable and other current liabilities.

    Cash used in investing activities for the year ended December 29, 2000 were $3.8 million compared to December 31, 1999 and January 1, 1999 when the Company used $10.7 and $10.1 in investing activities. The change relates to an overall decrease in investments and in particular to decreased patent costs of approximately $3.1 million, decreased purchases of property and equipment of approximately $1.1 million and a decrease in other assets and acquisitions of approximately $2.0 million. Cash used in investing activities for the year ended December 31, 1999 increased over the previous year due to increased purchases of property and equipment and patents offset by a decrease in acquisitions.

    Cash flows from financing activities for the year ended December 29, 2000 were approximately $12.2 million compared to December 31, 1999 and January 1, 1999 when they were approximately

$5.2 million and $4.1 million, respectively. The increase is due to proceeds of approximately $18.7 million from a private placement of the Company's common stock offset by payments on notes payable and long-term debt. The increase in cash from financing activities for the year ended December 31, 1999 was attributable to an increase in proceeds from the issuance of common stock of approximately $1.1 million.

    The Company's capital expenditures for the fiscal years ended December 29, 2000 and December 31, 1999 were approximately $3.3 million and $4.5 million, respectively. The expenditures were used to upgrade existing production equipment, to set up new production facilities for new products, and to reduce current manufacturing costs. The Company's planned capital expenditures for 2001 are approximately $1.0 million, to be used for the continuous improvement of manufacturing processes.

    Capitalized additions for patents and licenses for the year ended December 29, 2000 and December 31, 1999 were approximately $.8 million and $3.9 million, respectively. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of defending its rights to the patents. The Company expects to spend approximately $.5 million in 2001 for patents and licenses.

    Management believes that cash flow from operations and available credit facilities, together with its current cash balances, will provide adequate economic resources to fund existing operations.

Foreign Exchange

    Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its suppliers or customers in the last three fiscal years has adversely affected the Company's ability to purchase or sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which would affect the Company's operating results. See "Uncertainties And Risk Factors—Risks Associated With International Transactions" below.

Inflation

    Management believes inflation has not had a significant impact on the Company's operations during the past three years.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted in 2000. This statement establishes accounting and reporting standards requiring every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS 133 did not have a material impact on the consolidated financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 29, 2000.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN 44 has not had a material affect on the current and historical consolidated financial statements, but may affect future accounting regarding stock option transactions due to the repricing discussed in Note 10.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEMS 10., 11., 12. AND 13.

    The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 29, 2000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Page
(a)(1)	Financial statements required by Item 14 of this form are filed as a separate part of this report following Part IV
	Report of Independent Certified Public Accountants	F-2
	Consolidated Balance Sheets at December 29, 2000 and December 31, 1999	F-3
	Consolidated Statements of Operations for the years ended December 29, 2000, December 31, 1999, and January 1, 1999	F-4
	Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) for the years ended December 29, 2000, December 31, 1999, and January 1, 1999	F-5
	Consolidated Statements of Cash Flows for the years ended December 29, 2000, December 31, 1999, and January 1, 1999	F-6
	Notes to Consolidated Financial Statements	F-12
(2)
Schedules required by Regulation S-X are filed as an exhibit to this report:

I.
Independent Certified Public Accountants' Report on Schedules and Consent

II.
Valuation and Qualifying Accounts and Reserves

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and the notes thereto

(3)
Exhibits

3.1	Certificate of Incorporation, as amended(9)
3.2	By-laws, as amended(10)
4.1	1990 Stock Option Plan(1)
4.2	1991 Stock Option Plan(2)
4.3	1995 STAAR Surgical Company Consultant Stock Plan(3)
4.4	1996 STAAR Surgical Company Non-Qualified Stock Plan(5)
4.5	Stockholders' Rights Plan, dated effective April 20, 1995(11)
4.6	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(6)
10.1	Joint Venture Agreement dated May 23, 1988 between the Company, Canon Sales Co, Inc. and Canon, Inc.(8)
10.2	Promissory Note dated February 28, 1991 from John R. Wolf to the Company(5)

10.3	Stock Pledge/Security Agreement dated February 28, 1991 between John R. Wolf, the Company and Pollet & Associates(5)
10.4	Promissory Note dated February 28, 1991 from William C. Huddleston to the Company(5)
10.5	Modification dated September 15, 2000 to Promissory Note dated February 28, 1991 from William C. Huddleston to the Company(10)
10.6	Stock Pledge/Security Agreement dated February 28, 1991 among William C. Huddleston, the Company and Pollet & Associates(5)
10.7	Promissory Note dated May 26, 1992 from the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990(7)
10.8	Deed of Trust dated September 21, 1992 by the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990(7)
10.9	Promissory Note dated July 3, 1992 from William C. Huddleston to the Company(7)
10.10	Modification dated August 21, 2000 to Promissory Note dated July 3, 1992 from William C. Huddleston to the Company(10)
10.11	Stock Pledge/Security Agreement dated July 3, 1992 among William C. Huddleston, the Company and Pollet & Associates(7)
10.12	Lease dated November 9, 1992 by and between Linda Lee Brown and Phyllis Ann Bailey and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California(7)
10.13	Indenture of Lease dated September 1, 1993 between the Company and FKT Associates(10)
10.14	Second Amendment to Indenture of Lease dated September 21, 1998 between the Company and FKT Associates(10)
10.14	Indenture of Lease dated October 20, 1983 between Dale E. Turner & Francis R. Turner(7)
10.15	Promissory Note dated March 18, 1993 from William C. Huddleston to the Company(11)
10.16	Modification dated August 21, 2000 to Promissory Note dated March 18, 1993 from William C. Huddleston to the Company(10)
10.17	Employment Agreement dated March 31, 1994 between the Company and Stephen L. Ziemba(11)
10.18	Modification To Employment Agreement dated September 20, 1996 between the Company and Stephen L. Ziemba(11)
10.19	Second Modification to Employment Agreement dated October 6, 2000 between the Company and Stephen L. Ziemba(10)
*10.20	Patent License Agreement dated May 24, 1995 with Eye Microsurgery Intersectoral Research and Technology Complex(11)
10.21	Patent License Agreement dated January 1, 1996 with Eye Microsurgery Intersectoral Research and Technology Complex(11)
10.22	Agreement dated December 31, 1997 between the Company and Mentor Corporation(8)
10.23	Agreement effective January 4, 1998 between STAAR Surgical AG and Gunther Roepstorff(8)
10.24	Supply Agreement dated January 28, 1998 between the Company and Mentor Medical, Inc.(8)

10.25	Promissory Note dated September 4, 1998 from John R. Wolf to the Company(8)
10.26	Stock Pledge Agreement dated September 4, 1998 between the Company and John R. Wolf(8)
10.27	Stock Pledge Agreement dated September 4, 1998 between the Company and William C. Huddleston(8)
10.28	Promissory Note dated September 4, 1998 from Andrew F. Pollet to the Company(8)
10.29	Stock Pledge Agreement dated September 4, 1998 between the Company and Andrew F. Pollet(8)
10.30	License and Supply Agreement dated May 6, 1999 between LensTec Incorporated, Lenstec Barbados Inc., STAAR Surgical AG and the Company (9)
10.31	Equipment Purchase and Sale Agreement dated May 6, 1999 between Lenstec, Incorporated and the Company(9)
*10.32	Employment Agreement dated April 28, 1999 between the Company and John Santos(10)
10.33	Modification to Employment Agreement dated May 31, 2000 between the Company and John Santos(10)
10.34	Second Modification to Employment Agreement dated September 5, 2000 between the Company and John Santos(10)
10.35	Promissory Note dated June 16, 1999 from Peter J. Utrata, M.D. to the Company(9)
10.36	Stock Pledge Agreement dated June 16, 1999 by Peter J. Utrata, M.D. in favor of the Company(9)
10.37	Agreement dated July 14, 1999 between CIBC World Markets and the Company(10)
10.38	Employment Agreement dated October 1, 1999 by and between John R. Wolf and the Company(10)
10.39	Employment Agreement dated October 1, 1999 between the Company and William C. Huddleston(10)
10.40	Modification to Employment Agreement dated August 15, 2000 between the Company and William C. Huddleston(10)
10.41	Promissory Note dated November 11, 1999 from Peter J. Utrata, M.D. to the Company (9)
10.42	Promissory Note dated November 12, 1999 from John R. Wolf to the Company(9)
10.43	Promissory Note dated November 17, 1999 from William C. Huddleston to the Company(9)
10.44	Agreement entered into on November 29, 1999 by and between STAAR Surgical AG and Gunther Roepstorff(9)
10.45	Stock Purchase Agreement dated December 5, 1999 by and among the Company, Circuit Tree Medical, Inc., Alex Urich and Michael Curtis(8)
10.46	Standard Industrial/Commercial Multi-Tenant Lease-Gross dated April 5, 2000 entered into between the Company and Kilroy Realty, L.P.(10)
10.47	Promissory Note dated April 7, 2000 from Carl M. Manisco to the Company(10)
10.48	Promissory Note dated April 7, 2000 from William C. Huddleston to the Company(10)
10.49	Modification dated August 21, 2000 to Promissory Note dated April 7, 2000 from William C. Huddleston to the Company(10)

10.50	Description of oral agreement between John R. Wolf and the Company dated April 18, 2000(10)
10.51	Agreement dated May 12, 2000 between CIBC World Markets and the Company(10)
10.52	Promissory Note dated June 2, 2000 from Peter J. Utrata, M.D. to the Company(10)
10.53	Stock Pledge Agreement dated June 2, 2000 between the Company and Peter J. Utrata, M.D.(10)
10.54	Resignation, Settlement and Release Agreement dated June 9, 2000 between the Company and Michael Lloyd(10)
10.55	Parking Lot and Storage Lease dated June 11, 2000 between the Company and Gilbert Bates and LaVonne Bates(10)
10.56	Promissory Note dated November 1, 2000 from Andrew F. Pollet to the Company(10)
10.57
Deed of Trust dated September 5, 2000 against real property commonly known as 10934 Alto Court, Oak View, California executed in favor of the Company by Andrew F. Pollet and Sally M. Pollet, as individuals and as trustees of the Andrew F. and Sally M. Pollet Revocable Trust dated March 6, 1990(10)
10.58	Agreement dated September 8, 2000 between the Company and CIBC World Markets(10)
10.59	Consulting Agreement dated September 19, 2000 between the Company and Donald R. Sanders, Ltd.(10)
10.60	Form of Purchase Agreement entered into between the Company and Fortis Advantage Portfolios, Inc.—Capital Appreciation Portfolio(10)
10.61	Form of Purchase Agreement entered into between the Company and Fortis Series Fund, Inc.—Aggressive Growth Series(10)
10.62	Form of Purchase Agreement entered into between the Company and Phoenix Edge Series Fund Engemann Small & Mid Cap Growth Series(10)
10.63	Form of Purchase Agreement entered into between the Company and Phoenix-Engemann Small Cap Fund(10)
10.64	Form of Purchase Agreement entered into between the Company and Phoenix-Engemann Small & Mid-Cap Growth Fund(10)
10.65	Form of Purchase Agreement entered into between the Company and Pequot Scout Fund, L.P.(10)
10.66	Form of Purchase Agreement entered into between the Company and Pequot Navigator Offshore Fund, Inc.(10)
10.67	Form of Purchase Agreement entered into between the Company and Baystar International, Ltd.(10)
10.68	Form of Purchase Agreement entered into between the Company and Baystar Capital, L.P.(10)
10.69	Form of Purchase Agreement entered into between the Company and Invesco Global Health Sciences Fund(10)
10.70	Promissory Note dated September 5, 2000 from Andrew F. Pollet to the Company(10)
10.71	Settlement Agreement and Mutual Release dated October 27, 2000 between the Company and Vladimir Feingold(10)

10.72	Revolving Line of Credit Note with Wells Fargo Bank, National Association dated October 31, 2000
10.73	Promissory Note dated October 23, 2000 from Andrew F. Pollet to the Company(10)
10.74	Settlement Agreement and Mutual Release dated December 4, 2000 between the Company and William C. Huddleston(10)
10.75	Employment Agreement dated December 19, 2000 between the Company and David Bailey(10)
10.76	Royalty Buy-Out Agreement dated May 30, 2000 between the Company and Bausch & Lomb Surgical, Inc(10)
21	List of Significant Subsidiaries(10)

(Footnotes to Exhibits):

*
To be filed by Amendment

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

(7)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 1998, as filed on April 1, 1998

(8)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 1999, as filed on April 1, 1999

(9)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 28, 2000

(10)
Filed herewith

(11)
Re-filed herewith pursuant to Reg. S-K 229.10(d)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March   , 2001.

STAAR SURGICAL COMPANY
By:	/s/ DAVID BAILEY David Bailey, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March   , 2000 and in the capacities indicated.

/s/ DAVID BAILEY David Bailey	President, Chief Executive Officer and Chairman
/s/ JOHN SANTOS John Santos	Chief Financial Officer (principal accounting and financial officer)
/s/ DAVID BAILEY David Bailey	Director
/s/ PETER UTRATA, M.D. Peter Utrata, M.D.	Director
/s/ VOLKER ANHAEUSSER Volker Anhaeusser	Director

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2000,
DECEMBER 31, 1999 AND JANUARY 1, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
STAAR Surgical Company

    We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and subsidiaries as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company and subsidiaries as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in the Summary of Accounting Policies to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1998.

                      /s/ BDO SEIDMAN, LLP

Los Angeles, California
March 12, 2001

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 29, 2000 and December 31, 1999

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$6,087,018	$3,344,128
Accounts receivable, less allowance for doubtful accounts of $781,028 and $373,496 (Note 1)	9,662,028	9,426,813
Other receivables (Note 7)	2,978,657	3,020,027
Inventories (Note 2)	20,807,872	22,318,131
Prepaids, deposits and other current assets	4,175,144	4,530,362
Deferred income tax, current (Note 7)	1,763,042	815,019

Total current assets	45,473,761	43,454,480

Investment in joint venture (Note 4)	—	3,577,450
Property, plant and equipment, net (Note 3)	13,625,907	12,676,480
Patents and licenses, net of accumulated amortization of $3,147,571 and $5,076,132 (Notes 8 and 9)	10,537,878	14,599,361
Goodwill, net of accumulated amortization of $1,038,984 and $784,169 (Note 8)	6,357,425	7,744,267
Deferred income tax, non-current (Note 7)	3,087,772	—
Other assets	1,069,450	3,108,337

	$80,152,193	$85,160,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable (Note 5)	$7,944,114	$1,391,472
Accounts payable	6,198,735	7,448,714
Current portion of long-term debt (Note 6)	—	1,811,164
Other current liabilities (Note 12)	7,028,304	4,616,037

Total current liabilities	21,171,153	15,267,387

Long-term debt, net of current portion (Note 6)	—	13,673,254
Deferred income tax, non-current (Note 7)	—	2,596,419
Other long-term liabilities (Note 12)	312,239	403,631

Total liabilities	21,483,392	31,940,691

Minority interest	203,920	536,055

Commitments and contingencies (Note 11)
Stockholders' equity (Notes 10 and 16):
Common stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 16,948,831 and 14,752,339	169,488	147,523
Capital in excess of par value	75,046,594	51,205,459
Accumulated other comprehensive loss	(1,583,793)	(1,282,025)
Retained earnings (deficit)	(9,429,764)	9,471,835

	64,202,525	59,542,792
Notes receivable from officers and directors (Note 10)	(5,737,644)	(6,859,163)

Total stockholders' equity	58,464,881	52,683,629

	$80,152,193	$85,160,375

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 29, 2000, December 31, 1999 and January 1, 1999

	2000	1999	1998
Sales	$53,985,872	$58,954,700	$54,244,315
Royalty and other income (Note 9)	448,489	253,441	898,443

Total revenues	54,434,361	59,208,141	55,142,758
Cost of sales	26,329,007	22,934,939	18,533,319

Gross profit	28,105,354	36,273,202	36,609,439

Selling, general and administrative expenses:
General and administrative (Note 13)	8,592,801	7,939,083	6,769,791
Marketing and selling	21,254,420	19,878,986	18,709,076
Research and development	4,215,106	4,338,828	3,569,876
Restructuring, impairment, and other nonrecurring charges (Note 15)	13,776,496	—	—

Total selling, general and administrative expenses	47,838,823	32,156,897	29,048,743

Operating income (loss)	(19,733,469)	4,116,305	7,560,696

Other income (expense):
Equity in earnings (loss) of joint venture (Note 4)	(4,698,043)	586,143	438,314
Interest income	1,294,392	363,539	123,505
Interest expense	(1,496,487)	(1,046,611)	(683,850)
Other income (expense)	(761,459)	(584,886)	(640,560)

Total other income (expense)	(5,661,597)	(681,815)	(762,591)

Income before income taxes, minority interest and cumulative effect of change in accounting method	(25,395,066)	3,434,490	6,798,105
Income tax (benefit) provision (Note 7)	(6,579,999)	861,766	1,999,030
Minority interest	86,532	418,667	661,623

Income (loss) before cumulative effect of change in accounting method	(18,901,599)	2,154,057	4,137,452
Cumulative effect of change in accounting method, write-off of start-up costs, net of income taxes of $695,826	—	—	1,680,813

Net income (loss)	$(18,901,599)	$2,154,057	$2,456,639

Basic earnings (loss) per share (Notes 10 and 16):
Income (loss) before cumulative effect of change in accounting method	$(1.23)	$.15	$0.30
Cumulative effect of change in accounting method	—	—	(0.12)

Net income (loss)	$(1.23)	$.15	$0.18

Dilutive earnings (loss) per share (Notes 10 and 16):
Income (loss) before cumulative effect of change in accounting method	$(1.23)	$.15	$0.29
Cumulative effect of change in accounting method	—	—	(0.12)

Net income (loss)	$(1.23)	$.15	$0.17

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 29, 2000, December 31, 1999 and January 1, 1999

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Notes Receivable	Total
Balance, at January 2, 1998	$132,462	$42,810,700	$4,861,139	$(695,502)	$(2,326,015)	$44,782,784
Common stock issued upon exercise of options (Note 10)	5,686	3,063,025	—	—	(2,928,147)	140,564
Common stock issued upon exercise of warrants (Note 10)	1,868	219,733	—	—	—	221,601
Common stock issued as payment for services (Note 10)	50	64,950	—	—	—	65,000
Common stock repurchased and cancelled (Note 10)	(120)	(203,980)	—	—	—	(204,100)
Stock-based compensation (Note 10)	—	85,000	—	—	—	85,000
Foreign currency translation adjustment	—	—	—	159,011	—	159,011
Net income	—	—	2,456,639	—	—	2,456,639

Balance, at January 1, 1999	139,946	46,039,428	7,317,778	(536,491)	(5,254,162)	47,706,499
Common stock issued upon exercise of options (Note 10)	5,384	3,290,855	—	—	(1,605,001)	1,691,238
Common stock issued as payment for acquisitions (Note 10)	2,708	2,497,286	—	—	—	2,499,994
Common stock repurchased and cancelled (Note 10)	(515)	(622,110)	—	—	—	(622,625)
Foreign currency translation adjustment	—	—	—	(745,534)	—	(745,534)
Net income	—	—	2,154,057	—	—	2,154,057

Balance, at December 31, 1999	147,523	51,205,459	9,471,835	(1,282,025)	(6,859,163)	52,683,629
Common stock issued upon exercise of options (Note 10)	4,987	3,518,531	—	—	(1,167,250)	2,356,267
Common stock issued upon exercise of warrants (Note 10)	551	170,601	—	—	—	171,152
Common stock issued as payment for services (Note 10)	1,427	1,486,016	—	—	—	1,487,443
Common stock issued in private placement (Note 10)	15,000	18,665,988	—	—	—	18,680,988
Proceeds from notes receivable (Note 10)	—	—	—	—	788,769	788,769
Notes receivable reserve (Note 10)	—	—	—	—	1,500,000	1,500,000
Foreign currency translation adjustment	—	—	—	(301,768)	—	(301,768)
Net loss	—	—	(18,901,599)	—	—	(18,901,599)

Balance, at December 29, 2000	$169,488	$75,046,594	$(9,429,764)	$(1,583,793)	$(5,737,644)	$58,464,881

    Comprehensive income (loss) and its components consist of the following:

	2000	1999	1998
Net income (loss)	$(18,901,599)	$2,154,057	$2,456,639
Foreign currency translation adjustment	(301,768)	(745,534)	159,011

Comprehensive income (loss)	$(19,203,367)	$1,408,523	$2,615,650

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
Increase (Decrease) in Cash and Cash Equivalents

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(18,901,599)	$2,154,057	$2,456,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,140,250	2,172,732	2,172,834
Amortization of intangibles	1,589,874	2,053,735	2,166,164
Write-off of start-up costs	—	—	1,680,813
Write-off of accounts receivable	448,901	—	—
Change in deferred revenue	(448,489)	(232,143)	(232,143)
Equity in operations of joint venture	3,577,450	(586,143)	(438,314)
Deferred income taxes	(6,632,214)	(17,222)	(277,919)
Stock-based compensation expense	—	—	85,000
Common stock issued for services	1,224,040	—	65,000
Non-cash restructuring and inventory write-down	16,528,568	—	—
Minority interest	(332,135)	(319,984)	661,623
Notes receivable reserve	1,500,000	—	—
Changes in working capital, net of effects of acquisitions
Accounts receivable	(1,102,008)	740,636	(672,715)
Other receivable	(202,415)	(637,092)	1,863,170
Inventories	(4,019,779)	(2,178,152)	(2,086,968)
Prepaids, deposits, and other current assets	(98,375)	(1,817,401)	(714,454)
Accounts payable	(1,249,979)	2,473,492	(713,574)
Other current liabilities	605,334	1,045,451	(1,736,673)

Net cash provided by (used in) operating activities	(5,372,576)	4,851,966	4,278,483

Cash flows from investing activities:
Acquisition of property and equipment	(3,339,107)	(4,469,214)	(2,019,533)
Increase in patents and licenses	(775,339)	(3,911,916)	(2,104,454)
Proceeds from notes receivable and other	788,769	—	—
Decrease in other assets	(473,941)	(1,938,951)	(1,718,231)
Dividends received from joint venture	—	187,170	—
Acquisitions (net of cash acquired)	—	(540,683)	(4,269,923)

Net cash used in investing activities	(3,799,618)	(10,673,594)	(10,112,141)

Cash flows from financing activities:
Increase in borrowings under notes payable and long-term debt	413,582	3,733,333	4,433,648
Payments on notes payable and long-term debt	(6,369,637)	(1,474,664)	(1,908,803)
Net borrowings (payments) under line-of-credit	(3,028,000)	1,894,434	1,402,175
Proceeds from the exercise of stock options and warrants	2,519,919	1,510,613	362,165
Proceeds from private placement	18,680,988	—	—
Payments for repurchase of common stock	—	(442,000)	(204,100)

Net cash provided by financing activities	12,216,852	5,221,716	4,085,085

Effect of exchange rate changes on cash and cash equivalents	(301,768)	(745,534)	159,011
Increase (decrease) in cash and cash equivalents	2,742,890	(1,345,446)	(1,589,562)
Cash and cash equivalents, at beginning of year	3,344,128	4,689,574	6,279,136

Cash and cash equivalents, at end of year	$6,087,018	$3,344,128	$4,689,574

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
SUMMARY OF ACCOUNTING POLICIES

Years Ended December 29, 2000, December 31, 1999 and January 1, 1999

Organization and Description of Business

STAAR Surgical Company (the "Company"), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing Intraocular Lenses (IOLs) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients suffering from refractive conditions, cataracts and glaucoma. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness); hyperopia (far-sightedness) and astigmatism include its Implantable Contact Lenses (ICL™) and Toric™ Intraocular Lens. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of IOLs, and the Sonic WAVE Phacoemulsification System. The Company's AQUA-FLOW™ glaucoma device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid thereby reducing intraocular pressure which may lead to deterioration of vision in patients afflicted with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

    The Company's most significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company's products, including the ICLs and its AQUA-FLOW glaucoma device. The Company and STAAR Surgical AG have also formed or acquired a number of direct or indirect owned subsidiaries to distribute and market the Company's products in selected foreign countries. STAAR Surgical AG also controls 80% of a major European sales subsidiary that distributes both the Company's products and products from various other manufacturers.

Basis of Presentation

    The accompanying financial statements consolidate the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity as accumulated other comprehensive income. During 2000, 1999 and 1998, the net foreign translation gain (loss) was $(301,768), $(745,535) and $159,011 and net foreign currency transaction loss was $182,245, $156,674 and $120,737, respectively. Investment in the Japanese joint venture has been accounted for using the equity method of accounting, until the period ended December 29, 2000, when the investment was written off. (see Note 4).

    The Company's fiscal year ends on the Friday nearest December 31.

Revenue Recognition

    The Company generally supplies a quantity of foldable IOLs with different specifications to customers, generally ophthalmologists, surgical centers, hospitals and other health providers, on a consignment basis and recognizes sales when an ophthalmic surgeon implants the consigned foldable IOL. Sales of the AQUA-FLOW and the ICL and sales to foreign distributors are recognized upon shipment. Revenue from license and technology agreements is recorded as income over the term of the respective agreement when the Company has satisfied the terms of such agreements and is notified of the amounts.

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

Net Income Per Share

    The Company presents income per share data in accordance with the provision of Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. For the year ended December 29, 2000, 5,000 warrants and 1,891,916 options to purchase shares of the Company's common stock were outstanding. These potential common shares were excluded from the computation of diluted earnings per share for 2000 because their inclusion would have an antidilutive effect.

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

Comprehensive Income

    The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the Statement of Stockholders' Equity. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

Segments of an Enterprise

    The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. Adoption of SFAS 131 resulted in expanded disclosures for the year and all prior periods. See Note 17, Geographic and Product Data.

Reclassifications

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2000 presentation.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted in 2000. This statement establishes accounting and reporting standards requiring every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS 133 did not have a material impact on the consolidated financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 29, 2000.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25,

"Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN 44 has not had a material affect on the current and historical consolidated financial statements, but may affect future accounting regarding stock option transactions due to the repricing discussed in Note 10.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 29, 2000, December 31, 1999 and January 1, 1999

NOTE 1—ACCOUNTS RECEIVABLE

    Accounts receivable are summarized as follows:

	2000	1999
Domestic	$6,756,051	$5,258,117
Foreign	3,687,005	4,542,192

	10,443,056	9,800,309
Less allowance for doubtful accounts	781,028	373,496

	$9,662,028	$9,426,813

NOTE 2—INVENTORIES

    Inventories are summarized as follows:

	2000	1999
Raw materials and purchased parts	$2,844,524	$2,137,400
Work in process	3,615,099	3,128,247
Finished goods	14,348,249	17,052,484

	$20,807,872	$22,318,131

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows:

	2000	1999
Machinery and equipment	$19,041,195	$16,147,260
Furniture and fixtures	6,587,122	6,956,595
Leasehold improvements	4,642,139	4,339,670

	30,270,456	27,443,525
Less accumulated depreciation and amortization	16,644,549	14,767,045

	$13,625,907	$12,676,480

NOTE 4—INVESTMENT IN JOINT VENTURE

    The Company owns a 50% equity interest in a joint venture, the CANON-STAAR Company, Inc. ("CSC"), with Canon Inc. ("Canon") and Canon Sales Co, Inc. ("Canon Sales"). The joint venture was formed to manufacture and sell the Company's IOL products to Canon Sales or other distributors in Japan. The Company sold CSC an exclusive license to manufacture and market its products in Japan. The Company used the equity method of accounting for this investment. During June 2000, the Company wrote off its investment in CSC of $3,577,450 due to ongoing litigation between the joint venture partners and concerns over the recovery of the value of the investment (see Notes 11 and 15). The financial statements of CSC include assets of approximately $10,028,000 and $9,783,000, and liabilities of approximately $2,494,000 and $2,131,000, as of December 29, 2000 and December 31, 1999, respectively. The Company's disputes with its Japanese joint venture partners are currently in arbitration.

    The Company's equity in earnings of the joint venture is calculated as follows:

	2000	1999	1998
Joint venture net income	$—	$1,172,286	$876,627
Equity interest	50%	50%	50%

Total joint venture net income	—	586,143	438,314
Charge related to write-off of joint venture	(4,698,043)	—	—
Equity in earnings (loss) of joint venture	$(4,698,043)	$586,143	$438,314

    The Company recorded sales of certain IOL products to CSC of approximately $344,000, $1,917,000 and $16,000 in 2000, 1999 and 1998, respectively.

NOTE 5—NOTES PAYABLE

    The Company has a revolving credit facility with a Swiss bank, amended in 2000, which provides for borrowings up to $1,835,000 (3,000,000 Swiss Francs (CHF) at the exchange rate at December 29, 2000), at an interest rate of 5.5%. A commission rate of 0.25% is payable each quarter. The loan does not have a termination date and is secured by a general assignment of claims. Borrowings outstanding under this facility as of December 29, 2000 and December 31, 1999 were $1,536,585 (2,512,316 CHF) $880,173 (1,322,689 CHF).

    The loan agreement, which includes the provisions for the revolving credit facility also contains provisions for fixed term loans. The fixed term loan provides for borrowings of up to $1,223,000 (2,000,000 CHF).  Minimum advances of CHF 500,000 may be made for periods of 1 to 5 years. Payments in the amount of CHF 250,000 are due semi-annually beginning June 30, 2002. The base interest rate used follows Euromarket conditions for loans of the corresponding term and currency. There were no borrowings outstanding under the term loan as of December 29, 2000.

    The revolving credit facility and the fixed term loan noted above require the Company to satisfy certain financial tests and include other positive and negative covenants. The Company was in compliance with the financial covenants as of December 29, 2000.

    The Company has a revolving overdraft facility with a German bank which provides for borrowings of up to approximately $950,000 (2.0 million Deutsch Marks at the exchange rate at December 29, 2000), at an interest rate of 9%. The loan is renewed annually with a due date of May 31, 2001 and is secured by an assignment of accounts receivable and inventory. Borrowings outstanding as of December 29, 2000 and December 31, 1999 were $683,505 (DM 1,438,352) and $511,299 (DM 939,025), respectively.

    In October 2000, the Company renegotiated its line-of-credit with its current domestic lender. The new agreement provides for borrowings of up to $7.0 million at a rate of interest equal to the prime rate (9.50% at December 29, 2000) and grants the lender a security interest in the Company's accounts receivable, inventories, property, plant, and equipment, and other general intangibles. The agreement has certain financial ratios and other restrictive covenants including the maintaining of minimum cash balances. The note as amended is due on July 2, 2001. Borrowings outstanding as of December 29, 2000 were $5,724,024. The Company was not in compliance with the net income covenant. The Company has obtained a waiver from the Lender who agreed to waive its rights and remedies under the loan agreement. Currently, the Company is in the process of seeking alternative financing to pay-down or payoff the loan agreement, however there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms.

NOTE 6—LONG-TERM DEBT

    Long-term debt consists of the following:

	2000	1999
Note payable to bank, interest at a rate not to exceed prime less .5% payable monthly, due June 1, 2001(1)	$—	$8,752,024
Notes payable to bank, payable in monthly installments plus interest at a rate not to exceed prime less .25% due March 1, 2003 (2) and August 1,2004 (3)	—	6,369,637
Note payable to the sellers of a corporation purchased by the Company, interest at 6%, payable in equal annual installments over a five year period	—	362,757

		15,484,418
Less current portion	—	1,811,164

Long-term debt due after one year	$—	$13,673,254

(1)
In July 1999, the Company renegotiated its line-of-credit with its current domestic lender. Under the agreement, the Company could borrow up to $10,000,000 on a revolving basis, at a rate of interest not to exceed the prime interest rate (8.50% at December 31, 1999) less .5% (or, at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus a margin of 1.25 to 1.75% depending on the Company's funded debt to EBITDA coverage ratio).
(2)
In November 1997, the Company's domestic lender supplemented the Company's domestic credit facility by committing through March 31, 1998 to make additional advances to the Company of up to $5 million for business acquisitions. On January 5, 1998, the Company borrowed $4,375,162 under the agreement. Borrowings were payable in monthly installments of $83,334 plus interest at a rate not to exceed the prime interest rate (8.50% at December 31, 1999) less .25% (or at the election of the Company, if more than $100,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%).
(3)
In July 1999, the Company's domestic lender supplemented the Company's domestic credit facility with a term note to the Company of $4 million. Borrowings were payable in monthly installments of $66,667 plus interest at a rate not to exceed the prime interest rate (8.50% at December 31, 1999) less .25% (or at the election of the Company, if more than $500,000 is outstanding, at a rate of interest equal to LIBOR, plus 1.75%).

    The line of credit and the notes described above required the Company to satisfy certain financial tests and limited the amount of indebtedness the Company could incur. The Company was in compliance with the financial restrictive covenants as of December 31, 1999 and was current in its payment of principal and interest to the lender as provided for under the loan agreements. However, the Company was not in compliance with certain of the restrictive covenants during 2000 primarily due to the Restructuring Plan (see Note 15). The Company obtained forbearance letters from the Lender who agreed to forbear from exercising its rights and remedies under the loan agreement and renegotiated the line-of-credit (see Note 5). In return, the Company paid off all of its term debt and a portion of its line-of-credit with funds obtained through a private placement of shares of the Company's common stock (see Note 10).

NOTE 7—INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes.

    The provision (benefit) for income taxes consists of the following:

	2000	1999	1998
Current tax provision (benefit):
U.S. federal	$(393,156)	$480,939	$100,264
State	18,240	(649,758)	96,851
Foreign	316,621	963,130	1,384,008

Total current provision (benefit)	(58,295)	794,311	1,581,123

Deferred tax provision (benefit):
U.S. federal and state	(6,521,704)	67,455	(328,990)
Foreign	—	—	51,071

Total deferred provision (benefit)	(6,521,704)	67,455	(277,919)

Provision (benefit) for income taxes	(6,579,999)	861,766	1,303,204
Tax benefit from cumulative change in accounting method	—	—	695,826

Provision (benefit) for income taxes, before cumulative effect of change in accounting method	$(6,579,999)	$861,766	$1,999,030

    Included in the 2000 current United States federal net tax benefit is the carryback of a portion of the 2000 net taxable loss to 1998. This carryback will result in a refund of $932,000 of taxes previously paid. The Company has federal and state tax net operating loss carryforwards from 1999 and 2000 of $11,071,455 and $9,237,440 respectively, expiring on various dates through 2020.

    The Company has net income taxes recoverable at December 29, 2000 and December 31, 1999 of $1,630,583 and $2,023,922, respectively, reported on the balance sheet as other receivables.

    The provision (benefit) based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	2000	1999	1998
Computed provision for taxes based on income at statutory rate	34.0%	34.0%	34.0%
Permanent differences	(.3)	21.8	—
State taxes, net of federal income tax benefit	2.3	(22.3)	(0.8)
Tax effect attributed to foreign operations	(2.0)	(8.4)	1.6
Loss related to previously excluded foreign earnings	(2.8)	—	—
Valuation allowance	(5.4)	—	—

Effective tax provision rate	25.8%	25.1%	34.8%

    Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3.6 million at December 29, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon.

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 29, 2000 and December 31, 1999 are as follows:

	2000	1999
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	219,000	112,000
Inventory reserves and uniform capitalization	541,000	431,000
Accrued vacation	203,000	177,000
State taxes	(375,000)	118,000
Deferred revenue	85,000	90,000
Reserve for note receivable	591,000	—
Reserve for restructuring costs	556,000	—
Discount on trade receivables	(57,000)	(113,000)

Total current deferred tax assets (liabilities)	1,763,000	815,000

Noncurrent deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	5,387,000	—
Business, foreign and AMT credit carryforwards	1,164,000	—
Depreciation and amortization	(2,400,000)	(2,596,000)
State taxes	114,000	—
Reserve for restructuring costs	333,000	—
Valuation allowance	(1,511,000)	—

Total noncurrent deferred tax assets (liabilities)	3,087,000	(2,596,000)

NOTE 8—BUSINESS ACQUISITIONS

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

    Pro forma financial information for the Company and the foreign distributors for the year ended January 2, 1998, as if the acquisition of the foreign distributors occurred as of January 2, 1997 are as follows:

Revenues	$62,710
Net income	$7,810
Net income per diluted share	$0.55

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

    On January 4, 1999 the Company acquired all of the issued and outstanding shares of a distributor of ophthalmic products in exchange for $130,000 cash, $150,000 in product allowances and assumption of $100,000 in liabilities. The acquisition has been accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price has been allocated to the fair value of net identifiable assets acquired of $380,000. As part of the Company's restructuring plan the subsidiary was closed during 2000 (see Note 15).

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

NOTE 9—PATENTS AND LICENSING AGREEMENTS

    During 1995, the Company acquired from the Intersectoral Research and Technology Complex Eye Microsurgery ("IRTC"), a Russian Federation located in Moscow, Russia, exclusive patent rights to use and sell glaucoma devices in the United States and certain foreign countries. During 1996, the Company acquired from IRTC exclusive rights to several domestic and foreign patents associated with the Company's ICLs. The transactions involve a specified amount for the patent rights and payments of royalties over the life of the patents.

    In 1996, the Company acquired a license, as part of the settlement of litigation with Allergan Medical Optics, relating to an apparatus for insertion of an intraocular lens. The amount paid has been included in patents in the accompanying balance sheet.

    The Company has issued Allergan Medical Optics ("AMO"), Alcon Surgical, Inc. (Alcon), Pharmacia & Upjohn, Bausch and Lomb Surgical and CIBA Vision licenses to utilize certain of its patents involving foldable IOLs in the United States and selected foreign countries. Each license has a certain amount of prepaid royalties (which were received by the Company when the license was issued) that will be utilized by the licensee as sales of the licensed products are made. The Company recorded $448,000, $232,000 and $232,000 of royalty income in 2000, 1999 and 1998, respectively, from these licenses.

    During 1999 in connection with its acquisition of a majority of the outstanding shares of Circuit Tree Medical, Inc., the Company acquired patents related to the Wave™ phacoemulsification machine and other related technologies.

    During 2000, in connection with the Company's plan of restructuring, $4.0 million in patents were written off (see Note 15).

NOTE 10—STOCKHOLDERS' EQUITY

Common Stock

    In 1998, the Company issued 5,000 shares to consultants for services rendered to the Company. Also, during 1998, the Company repurchased and cancelled 12,007 shares.

    In 1999, the Company issued 270,772 shares as partial consideration for business acquisitions. Also, during 1999, the Company repurchased and cancelled 39,500 shares.

    In 2000, the Company issued 142,683 shares, at market, to consultants for services rendered to the Company. Also, during 2000, the Company completed a private placement with institutional investors of 1.5 million shares of the Company's common stock for net proceeds of $18.7 million.

Notes Receivable

    As of December 29, 2000 and December 31, 1999, notes receivable from officers and directors totalling $7,237,643 and $6,859,163, were outstanding. The notes were issued in connection with purchases of the Company's common stock. The notes bear interest at rates ranging between 3.69% and 8%, or at the lowest federal applicable rate allowed by the Internal Revenue Service. The notes are secured by stock pledge agreements and mature on various dates through November 1, 2005.

    During 2000, the Company recorded a $1.5 million reserve against notes receivable from its previous president. The action was considered necessary due to collateralization of the notes by the Company's stock and that subsequent to year-end the stock price declined sharply.

Options

    The table below summarizes the transactions in the Company's several stock option plans:

	Number of Shares	Weighted Average Exercise Price
Balance at January 2, 1998	1,822,775	$8.56
Options granted	890,000	$6.25
Options exercised	(568,690)	$5.40
Options forfeited	(598,500)	$12.50

Balance at January 1, 1999	1,545,585	$6.69
Options granted / reissued	453,000	$10.07
Options exercised	(538,420)	$6.13
Options forfeited / cancelled	—	—

Balance at December 31, 1999	1,460,165	$7.75
Options granted / reissued	1,604,250	$10.35
Options exercised	(498,666)	$7.03
Options forfeited / cancelled	(673,833)	$8.05

Balance at December 29, 2000	1,891,916	$9.95

Options exercisable (vested) at December 29, 2000	1,058,417	$9.21

    Under provisions of the Company's 1991 Stock Option Plan, 2,000,000 shares were reserved for issuance. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant. Pursuant to this plan, options for 434,000 shares were outstanding at December 29, 2000, with exercise prices ranging between $2.50 to $14.50 per share.

    In 1996, the Board of Directors of the Company approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase or awards of the Company's common stock. Under provisions of the Non-Qualified Stock Plan, 600,000 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from date of grant. Pursuant to this plan, options for 175,000, 152,000 and 160,000 shares were outstanding at December 29, 2000, December 31, 1999 and January 1, 1999, respectively. The options were originally issued with an exercise price of $12.50 per share. During 1998 the exercise price was reduced to $6.25 per share by action of the Board of Directors.

    In 1998, the Board of Directors of the Company approved the 1998 Stock Option Plan, authorizing the granting of incentive options and/or non-qualified options to purchase or awards of the Company's common stock. Under the provisions of the plan, 1,000,000 shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the Plan. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 810,000, 998,000 and 650,000 shares were outstanding at December 29, 2000, December 31, 1999, and January 1, 1999, respectively with exercise prices ranging between $6.25 and $13.63 per share.

    In 1998, officers, employees and others exercised 568,690 options from the 1990, 1991 and non-qualified stock option plans at prices from $1.15 to $12.00 resulting in cash, notes and stock proceeds totaling $3,068,711.

    In 1999, officers, employees and others exercised 538,420 options from the 1990, 1991, and non-qualified stock option plans at prices from $1.60 to $12.00 resulting in cash, notes and stock proceeds totaling $3,296,239.

    In 2000, officers, employees and others exercised 498,666 options from the 1990, 1991, 1996, 1998 and non-qualified stock option plans at prices from $2.50 to $13.63 resulting in cash and notes totaling $3,523,518.

    FASB 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000; dividend yield of 0 percent; expected volatility of 42 percent; risk free rate of 4.5 percent; and expected lives of 1-5 years; and in 1999; dividend yield of 0 percent; expected volatility of 73 percent; risk free rate of 6.5 percent; and expected lives of 3 years; and in 1998: dividend yield of 0 percent; expected volatility of 35 percent; risk-free interest rate of 4.5 percent; and expected lives of 3-7 years.

    The weighted average fair value of options granted during the year ended December 29, 2000, December 31, 1999 and January 1, 1999 were $1.32 to $4.55, $5.62 and $1.84 to $2.89, respectively.

    Under the accounting provisions of FASB 123, the Company's net income and earnings per share for 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net income (loss)
As reported	$(18,902,000)	$2,154,000	$2,457,000
Pro forma	$(20,499,000)	$1,584,000	$2,340,000
Basic earnings (loss) per share
As reported	$(1.23)	$.15	$.18
Pro forma	$(1.33)	$.11	$.17
Diluted earnings (loss) per share
As reported	$(1.23)	$.15	$.17
Pro forma	$(1.33)	$.11	$.16

    Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1996 through 2000.

The following table summarizes information about stock options outstanding at December 29, 2000.

Range of Exercise Prices	Number Outstanding at 12/29/00	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/29/00	Weighted-Average Exercise Price
$2.50	25,000	0.6 years	$2.50	25,000	$2.50
$4.75 to $6.25	440,150	6.1 years	$6.09	435,150	$6.09
$7.50 to $10.63	708,166	7.1 years	$10.10	144,500	$9.97
$11.00 to $14.50	718,600	6.7 years	$12.42	453,767	$12.34

$2.50 to $14.50	1,891,916	6.6 years	$9.95	1,058,417	$9.21

Warrants

    The table below summarizes the transactions related to the Company's warrants to purchase common stock:

	Number of Shares	Weighted-Average Exercise Price
Balance at January 2, 1998	246,894	$1.91
Warrants exercised	(186,750)	$1.19
Balance at January 1, 1999	60,144	$3.94
Warrants exercised	—	—

Balance at December 31, 1999	60,144	$3.94
Warrants exercised	(55,144)	$3.10

Balance at December 29, 2000	5,000	$1.20

    All warrants are exercisable as of December 29, 2000.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

    Annual future minimum lease payments under noncancellable operating lease commitments as of December 29, 2000 are as follows:

Fiscal Year
2001	$1,299,687
2002	1,093,763
2003	757,478
2004	445,521
2005	418,709
Thereafter	270,294

Total	$4,285,452

    Rent expense was approximately $1,109,000, $1,125,000 and $1,147,000 for the years ended December 29, 2000, December 31, 1999 and January 1, 1999, respectively.

Supply Agreement

    During 1999, the Company entered into a license and supply agreement with another manufacturer for one of its products. This agreement commits the Company to purchases of $3,172,000 over the next 18 months and gives the Company the right to license and re-sell the product.

Litigation and Claims

    The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, shareholder suits and claims of product liability. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

    The Company's disputes with its Japanese joint venture partners Canon, Inc. and Canon Sales Co., Inc. are currently in arbitration before the Japan Commercial Arbitration Association. The Canon Companies have alleged that we breached the joint venture agreement and certain distributor and license agreements. The Canon Companies are seeking unspecified monetary damages for these alleged breaches. In our counterclaim we are seeking an accounting from the Canon Companies for profits made by the Canon Companies as a result of unfair dealing, for a transfer of the Canon Companies interest in the joint venture to us at book value, and, in the event our request for a transfer is not granted, for the winding up, liquidation and dissolution of the joint venture.

    The Company terminated its former President and Chief Executive Officer, John R. Wolf, on May 30, 2000. Mr. Wolf filed an action against the Company claiming that his termination was wrongful. Mr. Wolf also filed an action for declaratory relief and injunctive relief relating to his attempt to exercise stock options. The Company believes it has claims against Mr. Wolf relating to loans made by the Company to him, and has filed an action against Mr. Wolf on that basis. The Company's action also seeks a declaration that the Company had cause to terminate Mr. Wolf's employment.

NOTE 12—OTHER LIABILITIES

Other Current Liabilities

    Included in other current liabilities at December 29, 2000 and December 31, 1999 are approximately $1,386,000 and $1,283,000 of commissions due to outside sales representatives; income tax payable of $784,000 and $360,000; deferred revenue of $0 and $232,000; and accrued restructuring costs of $2,236,000 and $0, respectively.

Other Long-Term Liabilities

    Included in other long-term liabilities at December 29, 2000 and December 31, 1999 is a pension obligation related to an officer of a foreign subsidiary of approximately $248,000 and $246,000, respectively.

NOTE 13—RELATED PARTY TRANSACTIONS

    The Company has had significant related party transactions as discussed in Notes 4 and 10.

    During 2000, 1999 and 1998, a law firm, of which a partner was an officer, director and stockholder of the Company, received approximately $2,000,000, $247,000 and $525,000 for fees in connection with legal services performed on behalf of the Company. As of December 29, 2000 and December 31, 1999, included in prepaid, deposits, and other current assets are $0 and $230,000 of prepaid legal fees.

    The Company paid an override sales commission, based upon a percentage of the Company's sales, to a corporation owned by an officer of the Company in its capacity as a sales representative for the Company. This agreement relates back to 1983, when the officer initially became associated with the Company in a sales and marketing capacity. Commissions paid or accrued under this arrangement totaled approximately $0, $337,000 and $400,000 during 2000, 1999 and 1998, respectively. During 1999, the Company paid $1,250,000 in consideration for cancellation of the agreement. The amount was included in Other Assets at December 31, 1999 and was written off during 2000 in the Company's plan of restructuring (see Note 15).

NOTE 14—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Net cash provided by operating activities includes interest paid of approximately $1,490,000, $1,046,000 and $740,000 for the years ended December 29, 2000, December 31, 1999 and January 1,

1999, respectively. Income taxes paid amounted to approximately $648,000, $1,312,000 and $1,450,000 for the years ended December 29, 2000, December 31, 1999 and January 1, 1999, respectively.

	2000	1999	1998
Non cash financing activities:
Notes receivable (Note 10)	$1,167,250	$1,605,001	$2,928,147
Acquisition of business:
Assets acquired	$—	$4,403,000	$4,027,000
Goodwill	—	3,137,000	4,247,000
Liabilities assumed	—	(1,763,000)	(3,736,000)
Common stock issued	—	(2,500,000)	—
Cash paid	—	(2,197,000)	(163,000)

Debt incurred	$—	$(1,080,000)	$(4,375,000)

NOTE 15—RESTRUCTURING PLAN

    On June 22, 2000, the Company announced the details of its plan of restructuring. In conjunction with the implementation of the plan, the Company recorded a pretax charge to earnings of $13.8 million in the second quarter of fiscal 2000. The changes include approximately $0.9 million for restructuring of certain subsidiaries, approximately $4.0 million to write-off patents that were determined to have no value to the Company, approximately $l.9 million of costs incurred by the Company relating to activities that were abandoned, approximately $4.1 million relating to severance and other employee separation costs, approximately $1.9 million relating to the disposition of investment and assets related to the Company's abandoned entry into the Lasik market, and approximately $1.0 million relating to the closure of a foreign subsidiary. 19 employees were laid-off, terminated or resigned as part of the Company's restructuring plan.

    In addition, the Company wrote-off approximately $5.2 million in inventory that no longer fit the Company's future direction and took a $4.7 million charge relating to the write-off of its Japanese joint venture. The Company's disputes with its Japanese joint venture partners are currently in arbitration.

    At December 29, 2000 the Company had approximately $2.2 million of accrued restructuring charges consisting of future payments to former employees and lease obligations.

NOTE 16—NET INCOME (LOSS) PER SHARE

    The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings (loss) per share:

	2000	1999	1998
Basic weighted average shares outstanding	15,377,623	14,156,708	13,541,644
Diluted effect of stock options and warrants	—	598,898	726,385

Diluted weighted average shares outstanding	15,377,623	14,755,606	14,268,029

NOTE 17—GEOGRAPHIC AND PRODUCT DATA

    The Company develops, manufactures and distributes medical devices used in minimally invasive ophthalmic surgery. Substantially all of the Company's revenues result from the sale of the Company's medical devices. The Company distributes its medical devices in the cataract, refractive and glaucoma segments within ophthalmology. During the years presented, revenues from the refractive and glaucoma segments were less than 10% of total revenue. Accordingly, there is not enough difference for the Company to account for these products separately or to justify segmented reporting by product type.

    The Company markets its products in over 40 countries and has manufacturing sites in the United States and Switzerland. Other than the United States and Germany, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Company's sales to unaffiliated customers between those in the United States, Germany, and those in other locations for each year, is set forth below.

	2000	1999	1998
Sales to unaffiliated customers
US	$29,501,000	$27,976,000	$24,446,000
Germany	14,182,000	16,916,000	17,526,000
Other	10,303,000	14,063,000	12,272,000

Total	$53,986,000	$58,955,000	$54,244,000

    The composition of the Company's property, plant and equipment between those in the United States, Switzerland, and those in other countries is set forth below.

	2000	1999	1998
Property, plant and equipment
US	$10,920,000	$9,705,000	$8,028,000
Switzerland	2,270,000	2,198,000	1,789,000
Other	436,000	773,000	563,000

Total	$13,626,000	$12,676,000	$10,380,000

    The Company sells its products internationally, which subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions	Deductions		Balance at End of Year
2000
Allowance for doubtful accounts deducted from accounts receivable in balance sheet	$373,000	$408,000	$—		$781,000
Reserve for obsolescence deducted from inventories in balance sheet	185,000	411,000	—		596,000
Accrued restructuring costs	—	4,236,000	2,000,000		2,236,000
Notes receivable reserve	—	1,500,000	—		1,500,000

	$558,000	$6,555,000	$2,000,000		$5,113,000

1999
Allowance for doubtful accounts deducted from accounts receivable in balance sheet	$233,000	$143,000	$—		$376,000
Reserve for obsolescence deducted from inventories in balance sheet	61,000	124,000	—		185,000

	$294,000	$267,000	$—		$561,000

1998
Allowance for doubtful accounts deducted from accounts receivable in balance sheet	$128,000	$105,000	$—		$233,000
Reserve for obsolescence deducted from inventories in balance sheet	131,000	—	70,000	(1)	61,000

	$259,000	$105,000	$70,000		$294,000

(1)
Obsolete inventory written down to zero value.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
REPORT ON SCHEDULE

The Board of Directors
STAAR Surgical Company

    The audits referred to in our report dated March 12, 2001, included the related financial statement schedule as of December 29, 2000, and for each of the three years in the period ended December 29, 2000, included in the annual report on Form 10-K of STAAR Surgical Company and subsidiaries. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                      /s/ BDO SEIDMAN, LLP

Los Angeles, California
March 12, 2001

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' CONSENT

The Board of Directors
STAAR Surgical Company

    We consent to incorporation by reference in the Registration Statement (No. 33-37248) (No. 33-76404) and (No. 33-60241) on Form S-8 of STAAR Surgical Company of our report dated March 12, 2001, relating to the consolidated balance sheets of STAAR Surgical Company and subsidiaries as of December 29, 2000 and December 31, 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows and related schedule for each of the three years in the period ended December 29, 2000, which report appears in the December 29, 2000 annual report on Form 10-K of STAAR Surgical Company and subsidiaries.

                      /s/ BDO SEIDMAN, LLP

Los Angeles, California
March 28, 2001

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. PENDING LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Results of Operations
  2000 Fiscal Year Compared to 1999 Fiscal Year
  1999 Fiscal Year Compared To 1998 Fiscal Year
  Liquidity And Capital Resources
  Foreign Exchange
  Inflation
  New Accounting Pronouncements
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEMS 10., 11., 12. AND 13.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
STAAR SURGICAL COMPANY AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999 AND JANUARY 1, 1999
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
STAAR SURGICAL COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 29, 2000 and December 31, 1999
STAAR SURGICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
STAAR SURGICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
STAAR SURGICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 29, 2000, December 31, 1999 and January 1, 1999 Increase (Decrease) in Cash and Cash Equivalents
  Organization and Description of Business
  Basis of Presentation
  Revenue Recognition
  Income Taxes
  Cash and Cash Equivalents
  Inventories
  Property, Plant and Equipment
  Patents and Licenses
  Goodwill
  Start-Up Costs
  Accounting Estimates
  Fair Value of Financial Instruments
  Net Income Per Share
  Stock Based Compensation
  Comprehensive Income
  Segments of an Enterprise
  Reclassifications
  New Accounting Pronouncements
  Common Stock
  Notes Receivable
  Options
  Warrants
  Lease Obligations
  Supply Agreement
  Litigation and Claims
  Other Current Liabilities
  Other Long-Term Liabilities
STAAR SURGICAL COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' CONSENT