Form 10-K/A
period 2000-12-29
STAAR SURGICAL COMPANY
filed 2001-05-09
CIK 718937

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

/x/	Annual
For the fiscal year ended December 29, 2000

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number: 0-11634

STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3797439 (I.R.S. Employer Identification No.)
1911 Walker Avenue Monrovia, California (Address of principal executive offices)	91016 (Zip Code)

(Registrant's telephone number, including area code): (626) 303-7902

EXPLANATORY NOTE

    This Amendment No. 1 ("Amendment No. 1") on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000 amends the Form 10-K by adding to it two exhibits included on the original Exhibit List but not included in the original filing (exhibits 10.20 and 10.32), correcting one exhibit (exhibit 10.58), and adding exhibit number 10.77, which was unintentionally omitted.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2001.

STAAR SURGICAL COMPANY
By:	/s/ DAVID BAILEY David Bailey, President and Chief Executive Officer

QuickLinks

FORM 10-K/A Amendment No. 1
EXPLANATORY NOTE
SIGNATURES