Form 10-Q
period 2001-03-30
STAAR SURGICAL COMPANY
filed 2001-05-14
CIK 718937

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-11634

STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	95-3797439 (I.R.S. Employer Identification No.)
1911 Walker Avenue Monrovia, California (Address of principal executive offices)	91016 (Zip Code)

(626) 303-7902
(Registrant's telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The Registrant has 16,993,808 shares of common stock, par value $0.01 per share, issued and outstanding as of May 2, 2001.

    Total number of sequentially numbered pages in this document: 10

STAAR SURGICAL COMPANY

INDEX

i

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 30, 2001	December 29, 2000
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,027	$6,087
Accounts receivable, less allowance for doubtful accounts	9,797	9,662
Other receivables	2,979	2,979
Inventories	22,541	20,808
Prepaids, deposits, and other current assets	4,220	4,175
Deferred income tax, current	2,183	1,763

Total current assets	45,747	45,474

Property, plant and equipment, net	13,200	13,626
Patents and licenses, net	10,405	10,538
Goodwill, net	6,251	6,357
Deferred income tax, non-current	3,088	3,088
Other assets	1,195	1,069

Total assets	$79,886	$80,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$8,482	$7,944
Accounts payable	6,193	6,199
Other current liabilities	6,421	7,028

Total current liabilities	21,096	21,171

Other long-term liabilities	292	312

Total liabilities	21,388	21,483

Minority interest	248	204

Stockholders' equity:
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 16,954 at March 30, 2001 and 16,949, at December 29, 2000	169	169
Capital in excess of par value	75,078	75,047
Accumulated other comprehensive income	(1,920)	(1,583)
Retained deficit	(9,660)	(9,430)

	63,667	64,203
Notes receivable from officers and directors	(5,417)	(5,738)

Total stockholders' equity	58,250	58,465

	$79,886	$80,152

Note: The amounts presented in the December 29, 2000 balance sheet are derived from the audited financial statements for the year ended December 29, 2000. See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2001	March 31, 2000
Sales	$12,903	$14,080
Royalty and other income	98	58

Total revenues	13,001	14,138
Cost of sales	5,179	5,480

Gross profit	7,822	8,658

Selling, general and administrative expenses:
General and administrative	2,259	2,338
Marketing and selling	5,091	4,871
Research and development	818	1,110

Total selling, general and administrative expenses	8,168	8,319

Operating income (loss)	(346)	339

Other income (expense):
Interest income	67	532
Interest expense	(207)	(373)
Other income(expense)	34	(33)

Total other income (expense)	(106)	126

Income (loss) before income taxes and minority interest	(452)	465
Income tax provision (benefit)	(266)	158
Minority interest	44	43

Net income (loss)	$(230)	$264

Net income (loss) per share:
Basic	$(.01)	$.02

Diluted	$(.01)	$.02

Weighted average number of shares outstanding:
Basic	16,953	14,752

Diluted	16,953	15,308

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2001	March 31, 2000
Cash flows from operating activities:
Net income (loss)	$(230)	$264
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	555	637
Amortization of intangibles	290	587
Change in deferred revenue	710	(58)
Minority interest	44	24
Deferred income taxes	(420)	10
Change in operating working capital	(3,236)	(3,039)

Net cash used in operating activities	(2,287)	(1,575)

Cash flows from investing activities:
Purchase of property and equipment	(129)	(1,170)
Increase in patents and licenses	(51)	(492)
Proceeds from notes receivable	321	—
Increase in other assets	(126)	(11)

Net cash provided by (used in) investing activities	15	(1,673)

Cash flows from financing activities:
Increase in borrowings under notes payable and long-term debt	518	7,136
Payments on notes payable and long-term debt	—	(853)
Net borrowings (payments) under line-of-credit	—	(2,556)
Proceeds from the exercise of stock options	31	—

Net cash provided by financing activities	549	3,727

Effect of exchange rate changes on cash and cash equivalents	(337)	(407)

Increase (decrease) in cash and cash equivalents	(2,060)	72
Cash and cash equivalents, at beginning of period	6,087	3,344

Cash and cash equivalents, at end of period	$4,027	$3,416

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

March 30, 2001

1.  Basis of Presentation

    The accompanying financial statements consolidate the accounts of the Company and it's wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity as accumulated other comprehensive income. During the three-months ended March 30, 2001 and March 31, 2000, the net foreign translation loss was $337 and $407 and net foreign currency transaction gain/loss was not material. Investment in the Japanese joint venture has been accounted for using the equity method of accounting, until the period ended June 30, 2000 when the investment was written off.

    Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.  Foreign Sales

    During the three-months ended March 30, 2001 and March 31, 2000, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $6,022 and $6,534. Of these sales, approximately $5,354 and $5,636 were to Europe, which has been the Company's principal foreign market.

    The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at March 30, 2001 and December 29, 2000:

	March 30, 2001	December 29, 2000
Raw materials and purchased parts	$3,068	$2,844
Work in process	3,924	3,615
Finished goods	15,549	14,349

	$22,541	$20,808

4.  Notes Payable

    The Company has a line of credit with a domestic lender which provides for borrowings of up to $7.0 million. The agreement requires that the Company have positive net income after taxes. The Company was not in compliance with the net income covenant as of March 30, 2001 and obtained a waiver from the lender who agreed to waive its rights and remedies under the agreement. The note is due July 2, 2001. The Company is in the process of seeking alternative financing to paydown or payoff the loan agreement. While there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms, management believes it will be able to replace the credit facility.

5.  Restructuring Plan

    During 2000, the Company recorded a pretax charge to earnings of approximately $13,800. Accrued restructuring costs as of March 30, 2001 and December 29, 2000 were approximately $1,702 and $2,455. The balance as of March 30, 2001 includes approximately $570 for employee separation costs, $210 for legal and professional fees, and $920 for subsidiary closure costs.

6.  Interim Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three-months ended March 30, 2001 and March 31, 2000, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2000. The results of operations for the three-months ended March 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

7.  Reclassifications

    Certain reclassifications may have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

8.  Legal Proceedings

    The Company's disputes with its Japanese joint venture partners Canon, Inc. and Canon Sales Co., Inc. are currently in arbitration before the Japan Commercial Arbitration Association. The Canon Companies have alleged that we breached the joint venture agreement and certain distributor and license agreements. The Canon Companies are seeking unspecified monetary damages for these alleged breaches. The Company's counterclaim seeks an accounting from the Canon Companies for profits made by the Canon Companies as a result of unfair dealing, for a transfer of the Canon Companies interest in the joint venture to the Company at book value, and, in the event the Company's request for a transfer is not granted, for the winding up, liquidation and dissolution of the joint venture.

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

9.  Forward-Looking Statements

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

PART 1—ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's statement of operations for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total Revenues For Three Months Ended
			Percentage change For Three Months
	March 30, 2001	March 31, 2000
			2001 vs. 2000
Total revenues	100.0%	100.0%	(8.0)%
Cost of sales	39.8	38.8	(5.5)

Gross profit	60.2	61.2	(9.7)
Costs and expenses:
General and administrative	17.4	16.5	(3.4)
Marketing and selling	39.2	34.5	4.5
Research and development	6.3	7.9	(26.3)

Total costs and expenses	62.9	58.8	(1.8)
Other income (expense), net	(.8)	.9	—

Income (loss) before income taxes and minority interest	(3.5)	3.3	—
Income tax (benefit) provision	(2.0)	1.1	—
Minority interest	.3	.3	2.3

Net income (loss)	(1.8)%	1.9%	—

Revenues

    Revenues for the three-month period ended March 30, 2001 were $13.0 million, which is $1.1 million or 8.0% less than the $14.1 million in revenues for the three-month period ended March 31, 2000. The decrease in revenues was primarily due to revenues reported in the first quarter of 2000 from operations that have since been discontinued and the unfavorable impact of exchange rate changes. Absent the impact of these changes, revenues were essentially flat quarter over quarter.

Cost of Sales

    Cost of sales increased to 39.8% of revenues for the three-months ended March 30, 2001 from 38.8% of revenues for the three-months ended March 31, 2000. The increase as a percentage of revenues was primarily due to increased unit costs for the silicone IOL. The Company has experienced a reduction in demand for this mature product and therefore have produced fewer units over which fixed costs are absorbed.

General & Administrative

    General and administrative expense increased approximately $79,000 to 17.4% of revenues for the three-months ended March 30, 2001 from 16.5% of revenues for the three-months ended March 31, 2000. The increase as a percent of revenues was due to lower overall revenues. The change in absolute dollars was primarily the result of the various management changes that have taken place since the first quarter of last year.

Marketing and Selling

    Marketing and selling expense increased approximately $220,000 to 39.2% of revenues for the three-months ended March 30, 2001 compared to 34.5% of revenues for the three-months ended March 31, 2000. The increase in marketing and selling expense as a percentage of revenues was primarily attributable to decreased revenues, higher commissions in the United States generated by an increase in average selling prices for IOLs, increased costs incurred from the direct sales force for the Sonic WAVE Phacoemulsification System partially offset by the effect of exchange rate changes.

Research and Development

    Research and development expense for the first quarter ending March 30, 2001 decreased approximately $292,000 to 6.3% of revenues compared to 7.9% of revenues at March 31, 2000. While development efforts continue and are expected to increase in the future, overall expense decreased due to reduced efforts in research.

Other Income (Expense), Net

    Other income (expense), net for the quarter ended March 30, 2001 was ($106,000), or (.8%) of revenues, as compared to $126,000, or .9% of revenues, for the quarter ended March 31, 2000. The primary reasons for this change were decreased interest expense as a result of decreased borrowings, and a decrease in accrued interest income compared to the first quarter of last year when the Company recorded $520,000 of interest income based on the Company's understanding that the Company's then President John Wolf, intended to repay his loans to the Company.

Income Tax Provision (Benefit)

    During the quarter ended March 30, 2001, the Company recorded an income tax benefit of $266,000. The pretax loss was a combination of earnings and losses in companies with differing tax rates. This combination resulted in a net income tax rate of 58.8%.

Liquidity and Capital Resources

    Cash and cash equivalents for the quarter ended March 30, 2001 decreased by approximately $2.1 million relative to the fiscal year ended December 29, 2000 and were used to fund operations.

    During the quarter, inventories increased by $1.7 million relative to the fiscal year ended December 29, 2000. This was due to increases in Sonic WAVE Phacoemulsification units and supplies, increases in Collamer single-piece IOLs, and increases in Visacryl lenses based on contractual commitments.

    The Company's principal credit facility is with a domestic lender and provides for borrowings of up to $7.0 million. The agreement requires that the Company have positive net income after taxes. The Company was not in compliance with the net income covenant as of March 30, 2001 and obtained a waiver from the lender who agreed to waive its rights and remedies under the agreement. The note is due July 2, 2001. The Company is in the process of seeking alternative financing to paydown or payoff the loan agreement. While there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms, management believes it will be able to replace the credit facility.

    As of March 30, 2001, the Company had a current ratio of 2.2:1, net working capital of $24.7 million and net equity of $58.3 million compared to December 29, 2000 when the Company's current ratio was 2.1:1, its net working capital was $24.3 million, and its net equity was $58.5 million.

    The Company expects to be profitable in the future and believes that cash flow from operations and available credit facilities, together with its current cash balances, will provide adequate economic resources to fund existing operations.

PART II—ITEM 1

LEGAL PROCEEDINGS

    The Company's disputes with its Japanese joint venture partners Canon, Inc. and Canon Sales Co., Inc. are currently in arbitration before the Japan Commercial Arbitration Association. The Canon Companies have alleged that we breached the joint venture agreement and certain distributor and license agreements. The Canon Companies are seeking unspecified monetary damages for these alleged breaches. The Company's counterclaim seeks an accounting from the Canon Companies for profits made by the Canon Companies as a result of unfair dealing, for a transfer of the Canon Companies interest in the joint venture to the Company at book value, and, in the event the Company's request for a transfer is not granted, for the winding up, liquidation and dissolution of the joint venture.

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

PART II—ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

PART II—ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

PART II—ITEM 5

OTHER INFORMATION

    None

PART II—ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY
Date: May 10, 2001	By:	/s/ JOHN S. SANTOS John S. Santos Chief Financial Officer and Duly Authorized Officer (Principal accounting and financial Officer for the quarter)

QuickLinks

STAAR SURGICAL COMPANY INDEX
STAAR SURGICAL COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
STAAR SURGICAL COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
STAAR SURGICAL COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
STAAR SURGICAL COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands) March 30, 2001
  PART 1—ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—ITEM 1
  PART II—ITEM 2
  PART II—ITEM 4
  PART II—ITEM 5
  PART II—ITEM 6
SIGNATURES