Form 10-Q
period 2001-06-29
STAAR SURGICAL COMPANY
filed 2001-08-13
CIK 718937

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The Registrant has 17,006,308 shares of common stock, par value $0.01 per share, issued and outstanding as of August 3, 2001.

STAAR SURGICAL COMPANY

INDEX

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 29, 2001	December 29, 2000
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,954	$6,087
Accounts receivable, net	9,370	9,662
Other receivables	2,289	2,979
Inventories	17,319	20,808
Prepaids, deposits, and other current assets	4,153	4,175
Deferred income tax, current	1,763	1,763

Total current assets	38,848	45,474

Property, plant and equipment, net	13,282	13,626
Patents and licenses, net	10,409	10,538
Goodwill, net	6,165	6,357
Deferred income tax, non-current	6,509	3,088
Other assets	894	1,069

Total assets	$76,107	$80,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$9,544	$7,944
Accounts payable	6,462	6,199
Other current liabilities	5,693	7,028

Total current liabilities	21,699	21,171

Other long-term liabilities	276	312

Total liabilities	21,975	21,483

Minority interest	273	204

Stockholders' equity:
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 16,966 at June 29, 2001 and 16,949, at December 29, 2000	170	169
Capital in excess of par value	75,108	75,047
Accumulated other comprehensive income	(2,166)	(1,583)
Retained deficit	(13,836)	(9,430)

	59,276	64,203
Notes receivable from officers and directors	(5,417)	(5,738)

Total stockholders' equity	53,859	58,465

	$76,107	$80,152

Note: The amounts presented in the December 29, 2000 balance sheet are derived from the audited financial statements for the year ended December 29, 2000. See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000
Sales	$12,780	$12,790	$25,684	$26,870
Royalty and other income	110	58	208	116

Total revenues	12,890	12,848	25,892	26,986
Cost of sales	11,025	10,130	16,205	15,610

Gross profit	1,865	2,718	9,687	11,376

Selling, general and administrative expenses:
General and administrative	2,355	2,788	4,614	5,126
Marketing and selling	5,587	5,791	10,679	10,662
Research and development	937	1,124	1,754	2,234
Restructuring, impairment, and other nonrecurring charges	—	13,776	—	13,776

Total selling, general and administrative expenses:	8,879	23,479	17,047	31,798

Operating loss	(7,014)	(20,761)	(7,360)	(20,422)

Other income (expense):
Equity in operations of joint venture	—	(4,698)	—	(4,698)
Interest income	103	69	171	601
Interest expense	(147)	(448)	(354)	(821)
Other income (expense)	(9)	925	25	891

Total other expense, net	(53)	(4,152)	(158)	(4,027)

Loss from operations before taxes and minority interest	(7,067)	(24,913)	(7,518)	(24,449)
Income tax benefit	(2,915)	(6,409)	(3,181)	(6,251)
Minority interest	25	10	69	53

Net loss	$(4,177)	$(18,514)	$(4,406)	$(18,251)

Net loss per share:
Basic	$(.25)	$(1.25)	$(.26)	$(1.23)

Diluted	$(.25)	$(1.25)	$(.26)	$(1.23)

Weighted average number of shares outstanding:
Basic	16,954	14,817	16,953	14,786

Diluted	16,954	14,817	16,953	14,786

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2001	June 30, 2000
Cash flows from operating activities:
Net loss	$(4,406)	$(18,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,164	1,232
Amortization of intangibles	559	878
Write-off of accounts receivable	—	449
Change in deferred revenue	467	(116)
Equity in operations of joint venture	—	4,698
Common stock issued for services	—	1,012
Minority interest	69	53
Deferred income taxes	(3,421)	(5,626)
Non-cash restructuring and inventory write-down	5,585	13,861
Change in operating working capital	(2,631)	(1,219)

Net cash used in operating activities	(2,614)	(3,029)

Cash flows from investing activities:
Purchase of property and equipment	(820)	(1,337)
Increase in patents and licenses	(238)	(663)
Proceeds from notes receivable and other	321	192
Increase in other assets	175	687

Net cash used in investing activities	(562)	(1,121)

Cash flows from financing activities:
Increase in borrowings under notes payable and long-term debt	1,564	7,031
Payments on notes payable and long-term debt	—	(1,627)
Net payments under line-of-credit	—	(460)
Proceeds from the exercise of stock options	62	789

Net cash provided by financing activities	1,626	5,733

Effect of exchange rate changes on cash and cash equivalents	(583)	(636)

Increase (decrease) in cash and cash equivalents	(2,133)	947
Cash and cash equivalents, at beginning of period	6,087	3,316

Cash and cash equivalents, at end of period	$3,954	$4,263

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

June 29, 2001

1. Basis of Presentation

    The accompanying financial statements consolidate the accounts of the Company and it's wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity as accumulated other comprehensive income. During the six-months ended June 29, 2001 and June 30, 2000, the net foreign translation loss was $583 and $636 and net foreign currency transaction gain/loss was not material. Investment in the Japanese joint venture has been accounted for using the equity method of accounting, until the period ended June 30, 2000 when the investment was written off.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three and six-months ended June 29, 2001 and June 30, 2000, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments, except as described in Notes 5 and 6) necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2000. The results of operations for the three and six-months ended June 29, 2001 and June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

    Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2. Foreign Sales

    During the three-months ended June 29, 2001 and June 30, 2000, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $7,036 and $4,947, respectively. Of these sales, approximately $6,065 and $4,781 were to Europe, which has been the Company's principal foreign market.

    During the six-months ended June 29, 2001 and June 30, 2000, the Company had foreign sales primarily to Europe, South Africa, Australia and Southeast Asia of approximately $12,127 and $10,881, respectively. Of these sales, approximately $11,419 and $10,496 were to Europe, which has been the Company's principal foreign market.

    The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3. Cash and Cash Equivalents

    Included in cash and cash equivalents at June 29, 2001, is $2,000 of restricted cash that was pledged as collateral on the note payable to the Company's domestic lender.

4. Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at June 29, 2001 and December 29, 2000:

	June 29, 2001	December 29, 2000
Raw materials and purchased parts	$2,864	$2,844
Work in process	2,821	3,615
Finished goods	11,634	14,349

	$17,319	$20,808

5. Notes Payable

    The Company has a line of credit with a domestic lender which provides for borrowings of up to $7.0 million. The agreement requires that the Company show quarterly profitability. The Company was not in compliance with the net income covenant as of June 29, 2001 and obtained a waiver from the lender who agreed to waive its rights and remedies under the agreement for the second quarter of 2001. The note, due July 2, 2001, was extended to October 1, 2001. The Company is in the process of seeking alternative financing to paydown or payoff the loan agreement. While there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms, management believes it will be able to replace the credit facility.

6. Restructuring Plan

    During 2000, the Company recorded a pretax charge to earnings of approximately $13,800. Accrued restructuring costs as of June 29, 2001 and December 29, 2000 were approximately $955 and $2,455. The balance as of June 29, 2001 includes approximately $286 for employee separation costs, $183 for legal and professional fees, and $486 for subsidiary closure costs.

7. Non-recurring Charges

    During the quarter, the Company recorded $3.6 million in charges to cost of sales due to recalls of the three-piece Collamer IOL and certain silicone IOLs. Another $2.0 million in reserves were recorded for excess and obsolete inventory as a result of management's root and branch review of the organization.

8. Reclassifications

    Certain reclassifications may have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

9. Contingencies

    The Company's disputes with its Japanese joint venture partners Canon, Inc. and Canon Sales Co., Inc. are currently in arbitration before the Japan Commercial Arbitration Association. The Canon Companies have alleged that the Company breached the joint venture agreement and certain distributor and license agreements. The Canon Companies are seeking unspecified monetary damages for these alleged breaches. The Company's counterclaim seeks an accounting from the Canon Companies for profits made by the Canon Companies as a result of unfair dealing, for a transfer of the Canon Companies interest in the joint venture to the Company at book value, and, in the event the Company's request for a transfer is not granted, for the winding up, liquidation and dissolution of the joint venture.

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

10. Net Loss Per Share

    For the three and six-months ended June 29, 2001 and June 30, 2000, 5,000 and 5,000 warrants and 2,499,417 and 1,838,583 options to purchase shares of the Company's common stock were outstanding. These potential common shares were excluded from the computation of diluted earnings per share for the periods because their inclusion would have an antidilutive effect.

11. New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $6,165 and other intangible assets is $10,409. Amortization expense during the six-month period ended June 30, 2001 was $559. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

	Percentage of Total Revenues For Three Months Ended		% change For Three Months	Percentage of Total Revenues For Six Months Ended		% change For Six Months
	June 29, 2001	June 30, 2000	2001 vs. 2000	June 29, 2001	June 30, 2000	2001 vs. 2000
Total revenues	100.0%	100.0%	.3%	100.0%	100.0%	(4.1)%
Cost of sales	85.5	78.8	8.8	62.6	57.8	3.8

Gross profit	14.5	21.2	(31.4)	37.4	42.2	(14.8)
Costs and expenses:
General and administrative	18.3	21.7	(15.5)	17.8	19.0	(10.0)
Marketing and selling	43.3	45.1	(3.5)	41.2	39.5	.2
Research and development	7.3	8.7	(16.6)	6.8	8.3	(21.5)
Restructuring, impairment and other non-recurring charges	—	107.2	100.0	—	51.0	100.0

Total costs and expenses	68.9	182.7	(62.2)	65.8	117.8	(46.4)
Other expense, net	(.4)	(32.3)	(98.7)	(.6)	(14.9)	(96.1)

Loss before income taxes	(54.8)	(193.9)	(71.6)	(29.0)	(90.6)	(69.3)
Income tax benefit	(22.6)	(49.9)	(54.5)	(12.3)	(23.2)	(49.1)
Minority interest	.2	.1	—	.3	.2	30.2

Net loss	(32.4)%	(144.1)%	(77.4)%	(17.0)%	(67.6)%	(75.9)%

REVENUES

    Revenues for the three-month period ended June 29, 2001 and were $12.9 million compared to $12.8 million for the three-month period ended June 30, 2000. Revenues were essentially flat despite the unfavorable impact of exchange rate changes which approximated $140,000. Sales of the Company's Elastic and Elastimide silicone intraocular lenses (IOLs) decreased quarter over quarter. This decrease was offset by increased sales of products with higher average selling prices, specifically Toric and Collamer IOLs.

    Revenues for the six-month period ended June 29, 2001 were $25.9 million, which is 4.1% less than the $27.0 million in revenues for the six-month period ended June 30, 2000. The decline in revenues was primarily due to revenues reported in the first six-months of 2000 from operations that have since been discontinued. Absent the impact of this change, revenues were essentially flat despite the unfavorable impact of exchange rate changes which approximated $806,000. Sales of the Company's Elastic and Elastimide silicone intraocular lenses (IOLs) decreased in the first half of 2001 over the first half of 2000. This decrease was offset by increased sales of products with higher average selling prices, specifically Toric and Collamer IOLs.

COST OF SALES

    Cost of sales increased to 85.5% of revenues for the three-months ended June 29, 2001 from 78.8% of revenues for the three-months ended June 30, 2000. During the quarter ended June 29, 2001, the Company recorded $5.6 million in charges to cost of sales. $3.6 million in charges were recorded based on recalls of the three-piece Collamer IOL and certain silicone IOLs. Another $2.0 million in charges were recorded for excess and obsolete inventory as a result of management's root and branch review of the organization. Non-recurring charges in 2000 were $5.2 million. Absent the impact of these charges, cost of sales as a percentage of sales was 42.2% versus 38.6% for the quarter ended June 30, 2000. This increase in cost of sales was due to increases in unit costs of silicone IOLs due to lower production levels resulting in the absorption of fixed overhead over fewer and fewer units. The product decline was caused initially by lower sales demand for silicone followed by a degree of cannibalization of silicone sales with the introduction of the Collamer lens last year. Furthermore, the Company is committed to improving inventory management and reducing inventory levels. This focus has resulted in reduced IOL consignment inventories in the United States of more than 30% during the quarter. The Company expects IOL unit costs to increase over the near term based on reduced production demand as inventory is reduced.

    Cost of sales increased to 62.6% of revenues for the six-months ended June 29, 2001 from 57.8% of revenues for the six-months ended June 30, 2000. Absent the impact of charges noted above, cost of sales as a percentage of sales was 41.0% versus 38.7% for the six-months ended June 30, 2000. This reasons for the increase in cost of sales for the six-months of 2001 are the same as those noted above for the quarter.

GENERAL & ADMINISTRATIVE

    General and administrative expense decreased to 18.3% and 17.8% of revenues for the three and six-months ended June 29, 2001 from 21.7% and 19.0% of revenues for the three and six-months ended June 30, 2000. The decrease in general and administrative expenses over the prior periods were the result of certain one-time charges that were taken in the previous year and expenses of operations that were discontinued.

MARKETING AND SELLING

    Marketing and selling expense decreased to 43.3% of revenues for the three-months ended June 29, 2001 compared to 45.1% of revenues for the three-months ended June 30, 2000. The decrease in marketing and selling expense as a percentage of revenues was attributable to decreased costs associated with operations that were discontinued in the prior year.

    Marketing and selling expense increased to 41.2% of revenues for the six-months ended June 29, 2001 compared to 39.5% of revenues for the six-months ended June 30, 2000. The increase in marketing and selling expense as a percentage of revenues was attributable to decreased revenues and the timing of certain trade shows and meetings.

RESEARCH AND DEVELOPMENT

    Research and development expense for the three and six-months ended June 29, 2001 was 7.3% and 6.8% of revenues compared to 8.7% and 8.3% of revenues at June 30, 2000. The decrease as a percentage of revenues was primarily due to lower employee headcount. The Company expects research and development to increase as new and replacement employees are added to support the Company's planned projects.

OTHER EXPENSE, NET

    Other expense, net for the three-months ended June 29, 2001 was $53,000 or .4% of revenues, as compared to $4,152,000, or 32.3% of revenues for the three-months ended June 30, 2000. The primary reasons for this change were due to the prior year write-off of assets related to the Company's Japanese joint venture offset by decreased interest expense and decreased income from the settlement of a licensing agreement.

    Other expense, net for the six-months ended June 29, 2001 was $158,000 or .6% of revenues, as compared to $4,027,000, or 14.9% of revenues, for the six-months ended June 30, 2000. The primary reasons for this change were the same as those noted above for the three-months.

INCOME TAX PROVISION

    The Company has recorded an income tax benefit for the six-month period ended June 29, 2001 of $3.2 million. The effective income tax rate of the benefit was 42.3%. The tax benefit was primarily recorded as a result of U.S. losses from certain inventory write-offs. The Company has been profitable in the past and with the introduction of new products and cost savings measures expects to return to profitability at which time the deferred tax asset can be realized.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents as of June 29, 2001 decreased by approximately $2.1 million relative to December 29, 2000. The cash was used to fund operations.

    Inventories decreased during the quarter due to $3.6 million in charges that were recorded based on recalls of the three-piece Collamer IOL and certain silicone IOLs. Another $2.0 million in reserves were recorded for excess and obsolete inventory as a result of management's root and branch review of the organization.

    Borrowings under notes payable increased approximately $1.6 million since December 29, 2000 to help fund the Company's operations.

    The Company has a line of credit with a domestic lender which provides for borrowings of up to $7.0 million. The agreement requires that the Company have positive net income after taxes. The Company was not in compliance with the net income covenant as of June 29, 2001 and obtained a waiver from the lender who agreed to waive its rights and remedies under the agreement. The note, due July 2, 2001, was extended to October 1, 2001. The Company is in the process of seeking alternative financing to pay-down or payoff the loan agreement. While there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms, management believes it will be able to replace the credit facility.

    As of June 29, 2001, the Company had a current ratio of 1.8:1, net working capital of $17.1 million and net equity of $53.9 million compared to December 29, 2000 when the Company's current ratio was 2.1:1, its net working capital was $24.3 million, and its net equity was $58.5 million.

    Subsequent to quarter ended June 29, 2001, the Company announced its new business strategy. The plan includes significant changes to the Company's manufacturing processes and locations. Among the changes are the consolidation of lathing activity into the Swiss manufacturing site from the current dual site operations and the reduction of molded lens capacity at the California site. These changes will result in fixed asset write-offs and other charges of approximately $5.3 million in the third and fourth quarters of 2001. The plan also calls for a global reduction in force of approximately 25 percent, including the closure of certain overseas operations.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

PART II—ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the Company's shareholders was held on May 25, 2001.

    Two Class III directors, John Gilbert and David Morrison, were elected for three year terms. Mr. John Gilbert was elected by a vote of 13,767,087 for and 678,415 against with no votes abstaining. Mr. David Morrison was elected by a vote of 13,764,087 for and 681,415 against with no vote abstaining. Continuing in office were Mr. David Bailey, the sole Class I director, and Dr. Peter Utrata and Dr. Volker Anhaeusser, the Class II directors.

    Aside from electing two Class III directors, the other matters voted on at the meeting included:

    (1)  A proposal to approve an amendment to the 1998 STAAR Surgical Company Stock Plan to increase the number of shares of stock available for awards from 1,000,000 to 2,500,000. The number of votes cast for this proposal was 5,916,500. The number of votes cast against this proposal was 4,042,282. The number of votes abstaining was 514,373.

    (2)  A proposal to approve the STAAR Surgical Company Stock Option Plan and Agreement for Chief Executive Officer. The number of votes cast for this proposal was 9,393,934. The number of votes cast against this proposal was 1,046,310. The number of votes abstaining was 28,311.

    (3)  Ratification of the appointment of BDO Seidman, LLP as the independent auditors for 2001. The number of votes cast for this proposal was 14,029,310. The number of votes cast against this proposal was 392,725. The number of votes abstaining was 10,947.

    Broker non-votes totaled 3,976,947.

PART II—ITEM 5

OTHER INFORMATION

    The Company announced on June 12, 2001 that it voluntarily initiated a recall of all Model CQ-2005V three-piece Collamer™ intraocular lenses due to a potential packaging failure, which could breach the sterility of the lens. The recall was prompted when quality monitoring of existing inventory showed a potential for the pouches in which the lenses are packaged to open while in the unit boxes.

    On that date the Company also announced that a letter was sent to customers in April 2001 offering them an exchange for silicone lenses that internal tests revealed might be more prone to tearing, although customer complaint data did not support this hypothesis. The lenses at issue were made from four specific lots of silicone, all manufactured from a single lot of raw material. The Company announced that approximately 57% of the customers involved elected to participate in the exchange program.

PART II—ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation, as amended(1)
3.2	By-laws, as amended(2)
4	Stockholders' Rights Plan, dated effective April 20, 1995(2)

(1)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 28, 2000

(2)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY
Date: August 10, 2001	By:	/s/ JOHN S. SANTOS John S. Santos Chief Financial Officer and Duly Authorized Officer (principal accounting and financial officer for the quarter)

QuickLinks

STAAR SURGICAL COMPANY INDEX
STAAR SURGICAL COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
STAAR SURGICAL COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
STAAR SURGICAL COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
STAAR SURGICAL COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands) June 29, 2001
  PART 1—ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—ITEM 1
  PART II—ITEM 2
  PART II—ITEM 4
  PART II—ITEM 5
  PART II—ITEM 6
SIGNATURES