Form 10-Q
period 2001-09-28
STAAR SURGICAL COMPANY
filed 2001-11-13
CIK 718937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended: September 28, 2001

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The Registrant has 17,180,385 shares of common stock, par value $0.01 per share, issued and outstanding as of October 31, 2001.

Total number of sequentially numbered pages in this document: 12

                             STAAR SURGICAL COMPANY

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I

Item 1 - Financial Information

         Condensed Consolidated Balance Sheets - September 28, 2001
           And December 29, 2000........................................   1

         Condensed Consolidated Statements of Operations - Three and
           Nine Months Ended September 28, 2001 and September 29, 2000..   2

         Condensed Consolidated Statements of Cash Flows - Nine Months
           Ended September 28, 2001 and September 29, 2000..............   3

         Notes to Condensed Consolidated Financial Statements...........   4

Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................   8

PART II

Item 1 - Legal Proceedings..............................................  11

Item 2 - Changes in Securities and Use of Proceeds......................  11

Item 3 - Defaults Upon Senior Securities................................  11

Item 4 - Submission of Matters to a Vote of Security Holders............  11

Item 5 - Other Information..............................................  11

Item 6 - Exhibits and Reports on Form 8-K...............................  11

Signature Page..........................................................  12

                             STAAR SURGICAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)
                                  (Unaudited)

                                                                September 28,   December 29,
                                                                     2001           2000
                      ASSETS                                     (Unaudited)       (Note)
                                                                -------------   ------------
Current assets:
         Cash and cash equivalents                                   $  2,429        $ 6,087
         Accounts receivable, net                                       8,768          9,662
         Other receivables                                              2,598          2,979
         Inventories                                                   17,543         20,808
         Prepaids, deposits, and other current assets                   3,869          4,175
         Deferred income tax, current                                   1,764          1,763
                                                                     --------        -------
              Total current assets                                     36,971         45,474
                                                                     --------        -------
Property, plant and equipment, net                                     12,892         13,626
Patents and licenses, net                                              10,215         10,538
Goodwill, net                                                           6,070          6,357
Deferred income tax, non-current                                        7,773          3,088
Other assets                                                            1,286          1,069
                                                                     --------        -------
              Total assets                                           $ 75,207        $80,152
                                                                     ========        =======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                                $  8,191        $ 7,944
        Accounts payable                                                6,432          6,199
        Other current liabilities                                       5,787          7,028
                                                                     --------        -------
              Total current liabilities                                20,410         21,171
                                                                     --------        -------
Other long-term liabilities                                               295            312
                                                                     --------        -------
              Total liabilities                                        20,705         21,483
                                                                     --------        -------
Minority interest                                                         337            204
                                                                     --------        -------
Stockholders' equity:

        Common stock, $.01 par value; 30,000 shares
         authorized; issued and outstanding 16,966 at
         September 28, 2001 and 16,949, at December 29, 2000              170            169
        Capital in excess of par value                                 75,122         75,047
        Accumulated other comprehensive income                         (1,992)        (1,583)
        Retained deficit                                              (15,827)        (9,430)
                                                                     --------        -------
                                                                       57,473         64,203
Notes receivable from officers and directors                           (3,308)        (5,738)
                                                                     --------        -------
        Total stockholders' equity                                     54,165         58,465
                                                                     --------        -------
                                                                     $ 75,207        $80,152
                                                                     ========        =======

Note: The amounts presented in the December 29, 2000 balance sheet are derived from the audited financial statements for the year ended December 29, 2000. See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended                  Nine Months Ended
                                                    -------------------------------     ----------------------------
                                                     September 28,    September 29,     September 28,  September 29,
                                                    --------------    -------------     -------------  -------------
                                                          2001             2000              2001           2000
                                                    --------------    -------------     -------------  -------------
Sales                                                  $12,030           $13,606           $ 37,714       $ 40,476
Royalty and other income                                   124                58                332            174
                                                       -------           -------           --------       --------
   Total revenues                                       12,154            13,664             38,046         40,650

Cost of sales                                            5,466             5,354             21,671         20,964
                                                       -------           -------           --------       --------
   Gross profit                                          6,688             8,310             16,375         19,686
                                                       -------           -------           --------       --------

Selling, general and
 administrative expenses:

  General and administrative                             2,218             1,506              6,832          6,632
  Marketing and selling                                  4,444             4,951             15,122         15,613
  Research and development                                 781               807              2,537          3,040
  Restructuring, impairment,
   and other nonrecurring
   charges                                               2,109                --              2,109         13,776
                                                       -------           -------           --------       --------
   Total selling, general and
    administrative expenses:                             9,552             7,263             26,600         39,061
                                                       -------           -------           --------       --------
Operating income (loss)                                 (2,864)            1,047            (10,225)       (19,375)
                                                       -------           -------           --------       --------
Other income (expense):

  Equity in operations of
   joint venture                                           322                --                322         (4,698)
  Interest income                                           27                82                198            683
  Interest expense                                        (158)             (402)              (512)        (1,224)
  Other income (expense)                                  (382)               (2)              (356)           890
                                                       -------           -------           --------       --------
   Total other expense, net                               (191)             (322)              (348)        (4,349)
                                                       -------           -------           --------       --------
Income (loss) from operations before
 taxes and minority interest                            (3,055)              725            (10,573)       (23,724)
Income tax provision (benefit)                          (1,128)              174             (4,309)        (6,077)
Minority interest                                           64                 9                133             62
                                                       -------           -------           --------       --------
Net income (loss)                                      $(1,991)          $   542           $ (6,397)      $(17,709)
                                                       =======           =======           ========       ========
Net income (loss) per share:

        Basic                                            $(.12)             $.04              $(.38)        $(1.21)
                                                       =======           =======           ========       ========
        Diluted                                          $(.12)             $.04              $(.38)        $(1.21)
                                                       =======           =======           ========       ========

Weighted average number of shares outstanding:

        Basic                                           16,966            14,837             16,958         14,643
                                                       =======           =======           ========       ========
        Diluted                                         16,966            15,309             16,958         14,643
                                                       =======           =======           ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            NINE MONTHS ENDED
                                                     -------------------------------
                                                      September 28,    September 29,
                                                          2001             2000
                                                     ---------------  --------------
Cash flows from operating activities

Net loss                                                 $(6,397)        $(17,709)

Adjustments to reconcile net loss
to net cash used in operating activities:

 Depreciation of property and equipment                    1,873            1,847
 Amortization of intangibles                                 715            1,247
 Write-off of accounts receivable                             --              449
 Change in deferred revenue                                  467             (174)
 Equity in (earnings) operations of joint venture           (384)           4,698
 Common stock issued for services                             --            1,422
 Stock-based compensation expense                             13               --
 Minority interest                                           133               62
 Deferred income taxes                                    (4,685)         ( 6,587)
 Non-cash restructuring and inventory write-down           5,585           14,982
 Notes receivable reserve                                  2,109               --
 Change in operating working capital                      (2,215)          (5,242)
                                                         -------         --------
 Net cash used in operating activities                    (2,786)          (5,005)
                                                         -------         --------
Cash flows from investing activities:

 Purchase of property and equipment                       (1,140)          (1,974)
 Increase in patents and licenses                           (104)            (730)
 Proceeds from notes receivable and other                    321              192
 Increase in other assets                                    166              909
                                                         -------         --------
 Net cash used in investing activities                      (757)          (1,603)
                                                         -------         --------

Cash flows from financing activities:

 Increase in borrowings under notes payable
  and long-term debt                                         231            7,630
 Payments on notes payable and long-term debt                 --           (2,820)
 Proceeds from private placement                              --           18,003
 Net borrowings under line-of-credit                          --            1,007
 Proceeds from the exercise of stock options                  63            2,297
                                                         -------         --------
 Net cash provided by financing activities                   294           26,117
                                                         -------         --------
Effect of exchange rate changes on cash and
 cash equivalents                                           (409)          (1,092)
                                                         -------         --------
Increase (decrease) in cash and cash
 equivalents                                              (3,658)          18,416

Cash and cash equivalents, at beginning of period          6,087            3,344
                                                         -------         --------
Cash and cash equivalents, at end of period              $ 2,429         $ 21,760
                                                         =======         ========

   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                               September 28, 2001

1.   Basis of Presentation

     The accompanying financial statements consolidate the accounts of the Company and it's wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity as accumulated other comprehensive income. During the nine-months ended September 28, 2001 and September 29, 2000, the net foreign translation loss was $409 and $1,092. Net foreign currency transaction loss for the three and nine months ended September 28, 2001 and September 29, 2000 was $375 and $10 and $252 and $97. Investment in the Japanese joint venture is accounted for using the equity method of accounting.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three-and nine-months ended September 28, 2001 and September 29, 2000, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments, except as described in Notes 6 and 7) necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2000. The results of operations for the three and nine-months ended September 28, 2001 and September 29, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

     Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date.

2.   Geographic and Product Data

     The Company develops, manufactures and distributes medical devices used in minimally invasive ophthalmic surgery. Substantially all of the Company's revenues result from the sale of the Company's medical devices. The Company distributes its medical devices in the cataract, refractive and glaucoma segments within ophthalmology. During the periods presented, revenues from the refractive and glaucoma segments were less than 10% of total revenue. Accordingly, there is not enough difference for the Company to account for these products separately or to justify segmented reporting by product type.

     The Company markets its products in over 40 countries and has manufacturing sites in the United States and Switzerland. Other than the United States and Germany, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Company's sales to unaffiliated customers between those in the United States, Germany, and those in other locations for each period is set forth below.

                                                  3 months       3 months       9 months       9 months
                                                September 28,  September 29,  September 28,  September 29,
                                                    2001           2000           2001           2000
                                                -------------  -------------  -------------  -------------
Sales to unaffiliated customers
United States                                      $ 6,532        $ 8,172        $20,039        $22,442
Germany                                              3,582          3,410         11,115         10,770
Other                                                1,916          2,024          6,560          7,264
                                                   -------        -------        -------        -------
Total                                              $12,030        $13,606        $37,714        $40,476
                                                   =======        =======        =======        =======

     The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  Cash and Cash Equivalents

    Included in cash and cash equivalents at September 28, 2001, is approximately $2,000 of restricted cash that was pledged as collateral on the note payable to the Company's domestic lender.


4.   Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at September 28, 2001 and December 29, 2000:

                                     September 28,  December 29,
                                          2001          2000
                                     -------------  ------------
Raw materials and purchased parts       $ 2,982       $ 2,844
Work in process                           2,807         3,615
Finished goods                           11,754        14,349
                                        -------       -------
                                        $17,543       $20,808
                                        =======       =======

5.   Notes Payable

     The Company has a line of credit with a domestic lender which provides for borrowings of up to $7.0 million. The agreement requires that the Company have positive net income after taxes. The Company was not in compliance with the net income covenant as of September 28, 2001 and obtained a waiver from the lender who agreed to waive its rights and remedies under the agreement. The note, originally due October 1, 2001, was extended to January 4, 2002. The Company is in the process of seeking alternative financing to pay-down or payoff the loan agreement. While there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms, management believes it will be able to replace the credit facility.

6.   Restructuring Plan

     During 2000, the Company recorded a pretax charge to earnings of $13,800. The balance of accrued restructuring costs related to the charge is as follows:

                                 Balance at                      Balance at
                             December 29, 2000    Utilized    September 28, 2001
                             -----------------    --------    ------------------
Employee Separation Costs           $1,159        ($1,104)           $ 55
Legal and Professional Fees            112             (2)            110
Subsidiary Closure Costs             1,184           (590)            594
                                   -------       --------            ----
Total                               $2,455        ($1,696)           $759
                                   =======       ========            ====

7.   Non-recurring Charges

     During the quarter ended September 28, 2001, the Company recorded a reserve of $2,100 against notes receivable previously issued to certain directors of the Company. This action was considered necessary based on a review of the collateral of the associated notes and an assessment of its current value.

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

10.  Net Income (Loss) Per Share

     For the three and nine-months ended September 28, 2001 and September 29, 2000 5 and 5 warrants and 2,465 and 1,740 options to purchase shares of the Company's common stock were outstanding. These potential common shares were excluded from the computation of diluted earnings per share for all periods, except for the three-months ended September 29, 2000, because their inclusion would have an antidilutive effect.

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

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six-months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of September 28, 2001, the net carrying amount of goodwill is $6,070 and other intangible assets are $0. Amortization expense during the nine-month period ended June 30, 2001 was $559. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts of operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

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

                                              Percentage of         % change       Percentage of      % change
                                        Total Revenues For Three   For Three    Total Revenues For   For Nine
                                              Months Ended           Months     Nine Months Ended     Months
                                        ------------------------   ----------   ------------------   ---------
                                          Sept.         Sept.          2001       Sept.      Sept.      2001
                                           28,           29,            vs.        28,        29,        vs.
                                          2001          2000           2000       2001       2000       2000
                                         ------        ------         ------     ------     ------    ------
Total revenues                            100.0 %       100.0%         (11.0)%    100.0 %    100.0 %    (6.4)%
Cost of sales                              45.0          39.2            2.1       57.0       51.6       3.4
                                         ------        ------                    ------     ------
Gross profit                               55.0          60.8          (19.5)      43.0       48.4     (16.8)
Costs and expenses:
 General and administrative                18.2          11.0           47.3       18.0       16.3       3.0
 Marketing and selling                     36.6          36.2          (10.2)      39.7       38.4      (3.1)
 Research and development                   6.4           5.9           (3.2)       6.7        7.5     (16.6)
 Restructuring, impairment
   and other non-recurring
   charges                                 17.4            --          100.0        5.5       33.9     (84.7)
                                         ------        ------                    ------     ------
   Total costs and expenses                78.6          53.2           31.5       69.9       96.1     (31.9)

Other expense, net                         (1.6)         (2.4)         (40.9)       (.9)     (10.7)    (92.0)
                                         ------        ------                    ------     ------
Income (loss) before income
 taxes                                    (25.1)          5.3             --      (27.8)     (58.4)    (55.4)

Income tax (benefit) provision             (9.3)          1.3             --      (11.3)     (15.0)    (29.1)

Minority interest                            .5            .1          585.1         .3         .2     113.3
                                         ------        ------                    ------     ------

Net income (loss)                         (16.4)%         4.0%            -- %    (16.8)%    (43.6)%   (63.9)%
                                         ======        ======                    ======     ======

REVENUES

     Revenues for the three-month period ended September 28, 2001 and were $12.2 million compared to $13.7 million for the three-month period ended September 29, 2000. Sales of the Company's Elastic and Elastimide silicone intraocular lenses
(IOLs) decreased quarter over quarter due primarily to the impact of a product recall in the second quarter of 2001. Sales of the Company's Sonic Wave Phacoemulsification System also decreased during the quarter. These decreases were partially offset by increased sales of the Company's Toric and Collamer IOLs, its implantable contact lens (ICL), which was approved for sale in Canada during the quarter and its Aquaflow collagen glaucoma drainage device, which was approved for sale in the United States during the quarter.

     Revenues for the nine-month period ended September 28, 2001 were $38.0 million, which is 6.4% less than the $40.7 million in revenues for the nine-month period ended September 29, 2000. The decline in revenues was primarily due to revenues reported in the first nine-months of 2000 from operations that have since been discontinued. Sales of the Company's Elastic and Elastimide silicone intraocular lenses (IOLs) decreased due primarily to the impact of a product recall in the second quarter of 2001. Sales of the Company's Sonic Wave Phacoemulsification System also decreased during the nine-months ended September 28, 2001. These decreases were partially offset by increased sales of the Company's Toric and Collamer IOLs and its Aquaflow collagen glaucoma drainage device, which was approved for sale in the United States during the quarter.

COST OF SALES

     Cost of sales increased to 45.0% of revenues for the three-months ended September 28, 2001 from 39.2% of revenues for the three-months ended September 29, 2000. This increase in cost of sales is primarily due to increases in unit costs of silicone IOLs due to lower production levels resulting in the absorption of fixed overhead over fewer and fewer units. The Company is committed to improving inventory management and reducing inventory levels. This focus has resulted in a significant reduction of consignment inventories. The Company expects IOL unit costs to increase over the near term based on reduced production demand as inventory is reduced.

     Cost of sales increased to 57.0% of revenues for the nine-months ended September 28, 2001 from 51.6% of revenues for the nine-months ended September 29, 2000. During the nine-months ended September 28, 2001, the Company recorded $5.6 million in charges to cost of sales. $3.6 million in charges were recorded based on recalls of the three-piece Collamer IOL and certain silicone IOLs. Another $2.0 million in charges were recorded for excess and obsolete inventory as a result of management's root and branch review of the organization. Absent the impact of the above charges, cost of sales as a percentage of sales was 42.3% versus 38.8% for the nine-months ended September 29, 2000. Other increases in cost of sales results from the absorption of fixed overhead over fewer and fewer units.

GENERAL & ADMINISTRATIVE

     General and administrative expense increased to 18.2% and 18.0% of revenues for the three and nine-months ended September 28, 2001 from 11.0% and 16.3% of revenues for the three and nine-months ended September 29, 2000. The increase in general and administrative expenses over the prior periods were the result of relocation costs incurred during the quarter, increased administrative salaries, and increased legal and professional fees offset by decreased expenses from operations that were discontinued in the prior year.

MARKETING AND SELLING

     Marketing and selling expense increased to 36.6% and 39.7% of revenues for the three and nine-months ended September 28, 2001 compared to 36.2% and 38.4% of revenues for the three and nine-months ended September 29, 2000. The increase in marketing and selling expense as a percentage of revenues was due to decreased revenues. Actual expense decreased by 10.2% and 3.1% for the three and nine-months ended September 29, 2001 due to decreased commissions, decreased costs from operations that were previously discontinued, and cost reduction measures taken during the quarter.

RESEARCH AND DEVELOPMENT

     Research and development expense for the three-months ended September 28, 2001 was 6.4% of revenues compared to 5.9% of revenues at September 29, 2000. The increase as a percentage of revenues was primarily due to the decrease in revenues. Actual expense decreased as a result of certain cost containment measures taken during the quarter. The Company expects research and development to increase as employees are added to support the Company's planned projects.

     Research and development expense for the nine-months ended September 28, 2001 was 6.7% of revenues compared to 7.5% of revenues at September 29, 2000. The decrease as a percentage of revenues and in actual dollars was primarily a result of decreased headcount. The Company expects research and development to increase as employees are added to support the Company's planned projects.

OTHER EXPENSE, NET

     Other expense, net for the three-months ended September 28, 2001 was approximately $191 or 1.6% of revenues, as compared to $322, or 2.4% of revenues for the three-months ended September 29, 2000. The primary reasons for this change were due to decreased interest expense and increased foreign exchange losses offset by earnings recorded related to the Company's Japanese joint venture. Disputes between the companies were resolved during the quarter and the joint venture partnership between was reaffirmed.

     Other expense, net for the nine-months ended September 28, 2001 was $348 or .9% of revenues, as compared to $4,349, or 10.7% of revenues, for the nine-months ended September 29, 2000. Other expense, net decreased significantly due to decreased interest expense and amounts written off last year related to the Company's Japanese joint venture as a result of disputes between the companies. Those disputes were resolved during the quarter and the joint venture partnership between the companies was reaffirmed.

INCOME TAX PROVISION

     The Company has recorded an income tax benefit for the nine-month period ended September 28, 2001 of $4.3 million. The effective income tax rate of the benefit was 40.8%. The tax benefit was primarily recorded as a result of U.S. losses from certain inventory write-offs. The Company has been profitable in the past and with the introduction of new products and cost savings measures expects to return to profitability at which time the deferred tax asset can be realized.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of September 28, 2001 decreased by approximately $3.7 million relative to December 29, 2000. The cash was used to fund operations. During the quarter, the Company used approximately $1.3 million in cash to pay down certain notes payable.

     Inventories decreased due to $3.6 million in charges that were recorded in the second quarter of 2001 based on recalls of the three-piece Collamer IOL and certain silicone IOLs. Another $2.0 million in reserves were recorded in the second quarter for excess and obsolete inventory as a result of management's root and branch review of the organization.

     Other current liabilities decreased primarily as a result of decreased restructuring costs (see Note 6).

     The Company has a line of credit with a domestic lender which provides for borrowings of up to $7.0 million. The agreement requires that the Company have positive net income after taxes. The Company was not in compliance with the net income covenant as of September 28, 2001 and obtained a waiver from the lender who agreed to waive its rights and remedies under the agreement. The note, originally due October 1, 2001, was extended to January 4, 2002. The Company is in the process of seeking alternative financing to pay-down or payoff the loan agreement. While there is no assurance the Company will be successful in obtaining the necessary financing or obtaining financing on favorable terms, management believes it will be able to replace the credit facility.

     As of September 28, 2001, the Company had a current ratio of 1.8:1, net working capital of $16.6 million and net equity of $54.2 million compared to December 29,2000 when the Company's current ratio was 2.1:1, its net working capital was $24.3 million, and its net equity was $58.5 million.

     During the quarter ended September 28, 2001, the Company announced its new business strategy. The plan includes significant changes to the Company's manufacturing processes and locations. Among the changes are the consolidation of lathing activity into the Swiss manufacturing site from the current dual site operations and the reduction of molded lens capacity at the California site. The changes could result in fixed asset write-offs and other charges of approximately $5.3 million as early as the fourth quarter of 2001. The plan called for a reduction in workforce which cost the Company approximately $165 during the third quarter and also included the closure of certain overseas operations. The subsidiary closures should be finalized in the fourth quarter of 2001.

     The Company expects to be profitable in the future and believes that cash flow from operations and available credit facilities, together with its current cash balances, will provide adequate economic resources to fund existing operations.

PART II - ITEM 1

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

     During the quarter ended September 28, 2001, the Company executed an agreement with Canon Inc. and Canon Sales Company, Inc. of Japan resolving all claims between the parties and reaffirming the partnering arrangement to manufacture and distribute ophthalmic products based on the Company's technology by the joint venture company, Canon STAAR Company, Inc. The agreement settles the Federal lawsuit previously filed by STAAR in the U.S. District Court and the parties' respective claims previously filed with the Japanese Commercial Arbitration Association.


PART II - ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None


PART II - ITEM 3

DEFAULTS UPON SENIOR SECURITIES

--NOT APPLICABLE


PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--NOT APPLICABLE


PART II - ITEM 5

OTHER INFORMATION

None


PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

3.1   Certificate of Incorporation, as amended(1)
3.2   By-laws, as amended(2)
4     Stockholders' Rights Plan, dated effective April 20, 1995(2)
___________________

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


                                  STAAR SURGICAL COMPANY



Date:  November 9, 2001           by:     /s/ JOHN S. SANTOS
                                     -------------------------------
                                              John S. Santos
                                        Chief Financial Officer and
                                          Duly Authorized Officer
                                    (principal accounting and financial
                                          officer for the quarter)