Form 10-K
period 2001-12-28
STAAR SURGICAL COMPANY
filed 2002-03-28
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-11634

STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1911 Walker Avenue Monrovia, California (Address of principal executive offices)	95–3797439 (I.R.S. Employer Identification No.) 91016 (Zip Code)

(626) 303-7902
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002 was approximately $76,726,000 based upon the closing price per share of the Common Stock of $4.540 on that date.

The number of shares outstanding of the issuer’s classes of Common Stock as of March 22, 2002:

Common Stock, $.01 Par Value—17,197,879 shares

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ADVISEMENT

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

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

PART I

ITEM 1.    BUSINESS

STAAR Surgical Company (referred to in this discussion as “we” “us” or “the Company”) (Nasdaq National Market symbol “STAA”) was incorporated in California in 1982 as a successor to a partnership that was created for the purpose of developing, producing, and marketing Intraocular Lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. We reincorporated in Delaware in April 1986. We have evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with refractive conditions, cataracts and glaucoma. Unless the context indicates otherwise, when this document refers to “we”, “us” or “the Company”, it is referring to STAAR Surgical Company and its consolidated subsidiaries.

Initially, our primary product was the foldable IOL, which is implanted in the eye using minimally invasive surgical techniques, restoring vision that has been adversely affected by cataracts. Our product line for treating cataracts has expanded and today, these products include not only our line of IOLs, but also the SonicWAVE™ Phacoemulsification System, STAARVISC™ II, a viscoelastic material and the UltraVac™ V1 tubing, used with certain Venturi-type Phacoemulsification machines. We have also expanded our product lines to include our Implantable Contact Lenses™ (ICL™) and Toric Intraocular Lens, both of which are used in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. For patients whose vision is affected by glaucoma we have developed the AquaFlow™ Collagen Glaucoma Drainage Device (the “AquaFlow Device”), an alternative to current methods of treating open angle glaucoma. We also sell other instruments, devices and equipment that we manufacture or that are manufactured by others in the ophthalmic products industry. Highlights of the general development of our business during the year 2001 are discussed below.

Review of 2001 Fiscal Year

Continued Management Reorganization

During the year ending December 28, 2001 we took significant steps toward completing our goal of strengthening the Company’s senior management. At the annual meeting of our stockholders held on May 25, 2001, Mr. David Morrison and Mr. John Gilbert were elected to our board of directors. In August 2001 we created the position of Senior Vice President of Global Operations which was filled by Mr. Richard D. Simmons, who was also appointed as President of our European subsidiary, STAAR Surgical A.G. In January 2002, Mr. John Bily was appointed as our Chief Financial Officer, succeeding Mr. John Santos, who now holds the position of Vice President, Corporate Planning and Development. In November 2001 Mr. Steven Ziemba resigned as our Vice President, Regulatory Affairs. In January 2002 Dr. Helene Lamielle joined us as Vice President, Scientific Affairs. All of the individuals comprising our new management have significant experience in the ophthalmic industry.

Product Information

In April 2001 we received CE Mark for our SonicWAVE™ Phacoemulsification System, allowing us to market the system in the European Union. In the same month, we added to our line of cataract products and began to market STAARVISC II, a viscoelastic material. With the addition of this product, we are now able to offer a complete product package for the cataract procedure, allowing us to market in a single package to those facilities desiring to purchase all of the products used in cataract surgery from one vendor.

In July 2001 we received a Medical Device License from Health Canada allowing us to market our ICL throughout Canada. The approval represented the first approval of any phakic implant in North America and came earlier than anticipated. The lens may be implanted in individuals with hyperopia with refractive error ranging from +3.0 diopters to +20.0 diopters and myopia with refractive error ranging from –6.0 diopters to
–20.0 diopters.

Also in July 2001 we received pre-market approval from the United States Food and Drug Administration for our AquaFlow Device, which is used in the treatment of open-angle glaucoma. In anticipation of receiving pre-market approval, we trained over 300 physicians to implant this product and were able to begin supplying the product immediately after pre-market approval was received. The AquaFlow Device has been approved and marketed in other countries, including the European Union, for several years.

In September 2001 we presented positive clinical findings related to the ICL that was gathered from our FDA clinical trials. This data was presented at our Canadian ICL training courses which must be attended by surgeons who wish to treat patients with the ICL. The data showed a low rate of natural crystaline lens opacities 2+ years after the surgery. We believe this result was achieved due to enhanced lens design, a refinement in the method used to determine ICL size, and consistent training of surgeons.

In September 2001 we also applied for an investigational device exemption (IDE) for a toric version of the ICL. In January 2002, the FDA conditionally approved an IDE for the Toric ICL. The IDE allows us to begin clinical investigation on the lens in the United States with patients having myopia in the range of –3.0 diopters to –20.0 diopters and astigmatism in the range of –1.0 to –4.0 diopters. According to industry sources, approximately 20% of the population in the United States has astigmatism, a corneal irregularity causing impairment of sight, with the percentage much higher among severely myopic patients.

In October 2001 we introduced an improved disposable tubing set to be used with certain Venturi-type phacoemulsification machines, one of the two types of phacoemulsification machines routinely used by ophthalmic surgeons during cataract surgery. One of the major disadvantages of the Venturi-type system was the direct correlation between vacuum and flow, which could potentially cause the collapse of the anterior chamber of the patient’s eye. The UltraVac V1 tubing breaks the direct link between vacuum and flow, allowing the surgeon to increase surgical efficiency during the cataract procedure while achieving greater anterior chamber stability.

In December 2001, the Korean Ministry of Health issued a conditional acceptance for the ICL under its Safety and Effectiveness Evaluation of the product. The acceptance provides the foundation necessary for licensing the ICL for myopia ranging from –3.0 diopters to –20.0 diopters. We anticipate receiving full approval of the ICL for myopia from the Korean Ministry of Health.

Restructuring, Summary Financial and Other Information

In June 2001, management completed an extensive operational review of the Company. Based upon that review, in August 2001 the Company implemented a plan that management believes will allow the Company to become profitable. As a result of implementing the plan, the Company significantly changed its manufacturing processes and locations, including consolidating lathing activity into the Swiss manufacturing site from the current dual site operations and reducing molded lens capacity at the California site. The Company also reduced its workforce and closed certain overseas operations. In conjunction with the implementation of the plan, the Company recorded pretax charges of approximately $7.8 million in the third and fourth quarters of fiscal year 2001. Planned charges included approximately $3.7 million in fixed asset write-offs, $0.3 million in severance and employee relocation costs, and $1.0 million for subsidiary closures. Additionally, the Company reserved $2.1 million of notes receivable from former officers and directors of the Company and paid $0.7 million in consideration for the early termination of a consulting contract with the president of one of the Company’s European distributors.

The Company also wrote off $6.4 million of inventory related to voluntary product recalls and excess and obsolete inventory in the second and fourth quarters of 2001. The amount is included in cost of sales at December 28, 2001.

In April 2001 a letter was sent to certain customers offering them an exchange for specific silicone lenses made from a single lot of raw material that internal tests revealed might be more prone to tearing. In June 2001 the Company recalled its Collamer three-piece IOL. This voluntary recall was prompted when quality monitoring of existing inventory showed a potential for the pouches in which the lenses were packaged to open while in the unit boxes.

Revenues for 2001 were $50.8 million, a decrease of $3.6 million, or 7%, from 2000. Net loss for 2001 amounted to $14.8 million, or $0.87 per share, compared to a net loss of $18.9 million, or $1.23 per share, reported in 2000. Significant operational matters that affected net earnings for 2001 included inventory write-offs and nonrecurring charges totaling $14.2 million before tax benefit taken during 2001. Excluding the impact of this charge, the net loss for 2001 was $1.6 million or $0.09 per share, compared to $780,000 of net loss, or  $0.5 per share reported for 2000.

In September 2001 we resolved our dispute with Canon Inc. and Canon Sales Company, Inc., members of Canon-STAAR Company, Inc., our Japanese joint venture. As a result of the settlement, the parties reaffirmed our partnering arrangement whereby Canon-STAAR Company, Inc. will distribute our ophthalmic products in Asia. In connection with the settlement, all legal actions between the parties, including the arbitration proceeding before the Japanese Arbitration Authority, were dismissed and Canon-STAAR Company, Inc. paid the Company a dividend of approximately $280,000.

In October 2001 NovaStaar Investments, LLC and Mr. LaMar Laster, Jr. dismissed the action they filed in the Delaware Chancery Court demanding inspection of certain books and records belonging to the Company.

Financial Information About Industry Segments

Beginning in 1998 we began expanding our marketing focus beyond the cataract market to include the refractive and glaucoma markets as well. However, during 2001 the cataract market remained the primary source of our revenues. See Note 16 to the Consolidated Financial Statements, for geographic segments. The Company operates as one business segment.

Narrative Description of Business

Background

The human eye is a specialized sensory organ capable of light reception and able to receive visual images that are transmitted to the visual center in the brain. The main parts of the eye are the cornea, the iris, the lens, the retina, and the trabecular meshwork. The cornea is a spherically shaped window in the front of the eye through which light passes. The iris is a muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The lens is a clear structure located behind the iris that changes shape to better focus the light to the retina, located in the back of the eye. The retina is a layer of nerve tissue consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The anterior chamber of the eye, located in front of the iris, is filled with a watery fluid called the aqueous humour, while the portion of the eye behind the lens is filled with a jelly-like material called the vitreous humour. The trabecular meshwork, a drainage channel located between the cornea and the surrounding white portion of the eye, maintains a low pressure in the anterior chamber of the eye by draining excess aqueous humour.

The eye is affected by common visual refractive disorders such as myopia, hyperopia, astigmatism and presbyopia, and a number of ocular diseases, such as cataracts and glaucoma. Myopia and hyperopia are caused by an anatomical imbalance between the shape of the eye and the resulting distance between the cornea and the retina. Astigmatism is caused by irregularities in the smoothness and curvature of the cornea, causing improper focusing of the incoming light on the retina and consequential blurring of vision. Presbyopia is far-sightedness resulting from a loss of elasticity in the lens of the eye, usually as a result of aging. Cataracts are an irreversible and progressive ophthalmic condition wherein the eye’s natural lens loses its normal transparency and becomes opaque. Glaucoma represents a condition that is manifest by a series of symptoms, including an increase in intraocular pressure, a decrease or loss of visual field, or damage to the optic nerve fiber layer or optical disc. The presence of some or all of these symptoms is generally accepted as indicative of glaucoma (although a patient may manifest one or all of the symptoms and not be diagnosed with glaucoma). If left untreated, glaucoma may result in a gradual and permanent loss of vision.

Industry Segments

According to industry analysts, the market for ophthalmic products is approximately $11 billion worldwide. The major factors influencing this market are:

•	the introduction of new methods of correcting vision problems and significant medical technology advancements which have created cost effective treatments and therapies,

•	an aging worldwide population,

•	the importance of reimbursement, government and private, and

•	the growing importance of international markets.

Our products serve the following segments of the ophthalmic market:

Refractive Vision Correction.    It is estimated that 52% of the U.S. population, or 162 million people are in need of some form of vision correction. Of this group, the Company’s target market has been defined as those people between 18 and 55 years of age and within a socioeconomic bracket where elective surgery is affordable. The target market is estimated at 54.4 million people. Of the target market, approximately 3 million people (5.4%) have severe myopia (which is defined as greater than 7.5 diopters) and approximately 1.6 million people have severe hyperopia (which is defined as greater than 3.0 diopters). In addition, it is estimated that 20% of the total population has some form of astigmatism, although in the Company’s target population, the percentage of those with astigmatism is believed to be significantly higher than in the general population. The market outside the U.S. is larger than the U.S. market. It is estimated that approximately 50% of the world’s population needs some form of vision correction.

In the United States, people are seeking to correct their vision by means other than glasses and contact lenses. It is estimated that approximately 1.7 million laser procedures to correct vision problems were performed in 2001, up 21% from an estimated 1.4 million in 2000 and an increase of 46% from an estimated 960,000 procedures in 1999. The number of surgeons performing laser procedures increased from 4,000 in 2000 to 4,300 in 2001. We believe that the laser market is creating awareness about alternatives to glasses and contact lenses. We anticipate that this growing awareness will make it easier for phakic implants to enter the refractive products market in the U.S.

Cataract Treatment.    Cataracts occur in varying degrees in approximately one-half of Americans age 65 or older. Cataract surgery involves removing the damaged lens from the eye and surgically inserting an IOL. Industry sources estimate that approximately 2.51 million IOLs were implanted in the United States in 2001, generating approximately $260 million in sales. We believe that a similar number of IOLs were implanted outside the United States (excluding China and Russia, for which no reliable data exists), generating an additional $250 million in sales. We believe that approximately 90% of the domestic market for IOLs in 2001 was held by foldable IOLs, compared to approximately 15% in 1992, and that approximately 60% of the international market share is presently held by foldable IOLs. We believe the share of the worldwide market held by foldable IOLs will continue to increase due to the benefits of foldable IOLs over non-foldable IOLs.

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

While we believe that glaucoma currently afflicts approximately 3 million persons in the U.S., only about 50% of those persons have actually been diagnosed with the disease. Industry analysts estimate that approximately 67 million people worldwide have glaucoma. The worldwide market for glaucoma drugs is approximately $2 billion. We estimate that 125,000 conventional surgical procedures and 250,000 laser surgeries were performed in the U.S. alone in 2000, which we believe represents total expenditures of approximately $750 million.

Glaucoma drugs are prescribed for patients to control the build-up of intraocular fluid and corresponding increase in intraocular pressure. In some cases, patients build up a tolerance to the medications and they must be changed or combined to improve response. Patients may experience side effects that range from burning and stinging eyes to allergies or more serious systemic problems. For many patients, the symptoms of glaucoma are not readily apparent, which may result in their failure to adhere to the drug regimen.

Conventional surgical and laser procedures for glaucoma create a channel for fluid to drain from the eye. According to one study, conventional and laser surgery for glaucoma has an estimated initial success rate within one to two years of only 70% to 80%, with the success rate decreasing to 46% within five years.

Products

Our products are designed to:

•	improve patient outcomes,

•	minimize patient risk and discomfort, and

•	where possible, simplify ophthalmic procedures and/or post-operative care for the surgeon and the patient.

We sell our products worldwide, principally to ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations. Demand for our products is not seasonal.

Refractive Correction—Implantable Contact Lenses (ICLs).    ICLs are lenses implanted in the eye to permanently correct common refractive disorders such as myopia, hyperopia and astigmatism. The ICL is targeted at persons with moderate to severe myopia and hyperopia.

The ICL is folded and implanted into the eye behind the iris and in front of the natural lens using minimally invasive surgical techniques similar to implanting an IOL during cataract surgery, except that the human lens is not removed. The surgical procedure to implant the ICL is typically performed with topical anesthesia on an outpatient basis. Visual recovery is within one to 24 hours.

We believe the use of an ICL will potentially afford a number of advantages over existing refractive surgical procedures, including being able to:

•	correct significantly greater levels of myopia, hyperopia and astigmatism than other procedures,

•	provide superior predictability of surgical outcomes,

•	decrease the risk of loss of best corrected vision as a result of complications,

•	enable faster recovery of vision,

•	produce superior optical correction, ensuring clear vision, and

•
correct or improve other vision problems, such as amblyopia (lazy eye) and keratoconus (a condition causing marked astigmatism) and provide an alternative to corneal refractive surgery in patients with thin corneas.

We commenced commercial sales of ICLs in late 1996 on a limited basis in South Africa, China, and selected countries in Europe and South America. In August 1997 we received CE Mark allowing us to sell the ICL in each of the countries comprising the European Union. The lenses are currently also sold in South Africa and Israel. In February 1997, the FDA granted us an investigational device exemption (IDE) to commence clinical studies consisting of three distinct phases within the U.S. We have completed enrollment of Phase III of the IDE clinical trials for the correction of myopia and we are presently engaged in completing enrollment of Phase III of the IDE for the correction of hyperopia. We anticipate filing a pre-market approval application for the ICL correcting myopia in 2002. The Company is awaiting final approval in Korea and is also in the process of submitting for approval in Australia and Brazil.

In September 2001 we applied for an IDE for a toric version of the ICL. In January 2002, the FDA conditionally approved an IDE for the Toric ICL. The IDE allows us to begin clinical investigation on the lens in the United States with patients having myopia in the range of –3.0 diopters to –20.0 diopters and astigmatism in the range of –1.0 diopters to –4.0 diopters. According to industry sources, approximately 20% of the U.S. population has astigmatism, a corneal irregularity causing impairment of sight, with the percentage much higher among severely myopic patients.

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

Our foldable IOLs are manufactured from both our proprietary Collamer material and silicone. Both materials are offered in two differently configured styles, the single-piece plate haptic design and the three-piece design where the optic is combined with polyimide loop haptics. During fiscal 2001 a packaging problem required the Company to recall its three-piece Collamer lens, which is currently undergoing a design change. The Company will introduce a modified version of this lens in 2002. The selection of one style over the other is primarily based on the preference of the ophthalmologist. Sales of foldable IOLs accounted for approximately 71% of total revenues for the 2001 fiscal year, 69% of total revenues for the 2000 fiscal year and approximately 70% of total revenues for the 1999 fiscal year.

We have developed and currently market globally the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for patients with pre-existing astigmatism. The Toric IOL is the only IOL that has FDA approval to include in its labeling that it improves uncorrected visual acuity. The Toric IOL is the first refractive product we offered in the U.S., and is a significant addition to our line of cataract products. In May 2000 the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid (CMS), granted our application to have the Toric IOL designated as a “new technology”. The “new technology” designation allows ambulatory surgical centers to receive an additional $50 per lens above the standard Medicare reimbursement rate through May 2005. Furthermore, CMS granted our application for “pass-through” status for our Toric IOL which, until April 1, 2002, allows hospitals to pay us our list price for the lenses and pass through the total amount to CMS for reimbursement. Pass-through status may last for a period of two to three years, although re-evaluation and adjustment is possible in January of each year. The adjustment announced for 2002 significantly changes the impact of pass-through status in that it reimburses only a percentage of the invoiced amount. We anticipate that this change may have a negative effect on the pricing of our Toric IOLs to hospitals, although the full impact of the adjustment will not known until the final regulations are issued.

In April 2000, we received approval from the FDA for our single-piece Collamer IOL for cataract surgery, allowing us to market the lens throughout the United States. The Collamer IOL was approved for use in Canada and the European Union during 1999. We believe that the Collamer material, which is a biomaterial, is superior to other materials used in the manufacture of IOLs in the marketplace because collagen is incorporated into it.

Phacoemulsification (phaco) machines are used during cataract surgery to remove the patient’s cataractous lens, usually through a small incision. The most desired equipment will improve surgical outcomes and make cataract surgery simpler for the physician and safer for the patient. There are approximately 1,000 to 1,500 phaco machines sold annually at prices ranging from $20,000 to $85,000. The market for this equipment ranges from $50 million to $100 million annually and the market for accessories such as hand pieces, surgical packs, and phaco tips ranges from $50 million to $75 million annually. During 1998 we introduced the WAVE Phacoemulsification Machine, the precursor to our SonicWAVE Phacoemulsification System, launched in October 2000, which we believe represents the next generation of this product. The SonicWAVE Phacoemulsification System offers physicians the ability to use standard ultrasound as well as sonic technology, which removes cataract material by using low frequency sonic pulses. Sonic pulses avoid the generation of heat at the surgery site, thereby reducing the risk of burns to the cornea. The SonicWAVE Phacoemulsification System has 510(k) approval. We received CE Mark in April 2001, and began international shipments of this product on April 16, 2001.

In August 2001 the Company entered into an agreement with Surgin Surgical Instruments, Inc. to distribute UltraVac V1 phaco packs for certain Venturi-type phaco systems. The UltraVac V1 coiled tubing allows surgeons to operate more efficiently at potentially higher levels of vacuum with the assurance of greater anterior chamber stability.

As part of our approach to providing a complete line of complementary products for use in minimally invasive cataract surgery, we also market several styles of lens injectors and sterile cartridges used to insert our IOLs and several styles of disposable and reusable surgical packs and ultrasonic cutting tips to be used with the SonicWAVE Phacoemulsification System.

AquaFlow Collagen Glaucoma Drainage Device.    Our AquaFlow Device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid so as to reduce intraocular pressure. It is made of collagen, a porous material that is compatible with human tissue and facilitates drainage of excess eye fluid. The AquaFlow Device is specifically designed for patients with open-angled glaucoma, which is the most prevalent type of glaucoma. In contrast to conventional and laser glaucoma surgeries, implantation of the AquaFlow Device does not require penetration of the anterior chamber of the eye. Instead, a small flap of the outer eye is folded back and a portion of the sclera and trabecular meshwork is removed. The AquaFlow Device is placed above the remaining trabecular meshwork and Schlemm’s canal and the outer flap is refolded into place. The device swells, creating a space as the body heals. It is absorbed into the surrounding tissue within six months to nine months after implantation, leaving the open space and possibly creating new fluid collector channels. The 15 to 45 minute surgical procedure to implant the AquaFlow Device is performed under local or topical anesthesia, typically on an outpatient basis.

We believe that the compatibility of the human eye with the material from which the AquaFlow Device is made and the minimally invasive nature of the surgery offer several advantages over existing surgical procedures, including:

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

While we believe this market is very conservative, there is a continuing interest in learning the surgical procedure to implant the AquaFlow Device. Adoption by ophthalmic surgeons, however, will be dependent upon the rate at which they learn to perform the surgical procedure or the development of instrumentation to simplify the procedure. Our trained technical sales staff and several surgical specialists educate surgeons on implanting the AquaFlow Device. We have also established regional Centers of Excellence, where surgeons are successfully implanting the AquaFlow Device, to assist in training new surgeons and in promoting the product.

We introduced the AquaFlow Device in late 1995 for commercial sale on a limited basis in South Africa and selected countries in Europe and South America. In August 1997 we received CE Mark for the AquaFlow Device, allowing us to sell it in each of the countries comprising the European Union. In January 2000 the Canadian government, through Health Canada, issued a Medical Device License, allowing us to sell the AquaFlow Device in Canada. In July 2001 we received pre-market approval for the AquaFlow Device from the FDA.

Distribution And Customers

We maintain a highly trained sales force that works closely with our customers (primarily surgeons and other health care providers) to educate them on the benefits of our products, and the skills and techniques needed to perform minimally invasive surgical procedures. We supplement our direct sales efforts through promotional materials, publications and by sponsoring surgical procedure courses, seminars and technical presentations given by leading ophthalmologists.

Our products are sold domestically through a network of independent territorial representatives who are compensated by commission programs geared to our yearly sales objectives. We have eight independent and employee regional managers located throughout the United States and Canada to whom the territorial representatives report. International sales are primarily conducted through our subsidiaries, which sell through direct and independent sales representatives and through country or independent area medical distributors.

We market our products to ophthalmologists, surgical centers, hospitals, managed care providers, health maintenance organizations and group purchasing organizations. No material part of our business, taken as a whole, is dependent upon a single or a few customers.

Sources And Availability Of Manufacturing Materials

We manufacture our IOLs and our AquaFlow glaucoma device at our facilities located in California and Switzerland, and our ICLs at our facilities located in Switzerland. Many components of our products are purchased to our specifications from suppliers or subcontractors. Most of these components are standard parts available from multiple sources at competitive prices. We presently have one supplier of silicone, the principal raw material for our silicone IOLs, however this raw material is available from several other distributors. We currently purchase plastic resin for our lens delivery systems from a supplier who has stopped manufacturing the specific material used by the Company. We are currently in the process of validating alternate suppliers and believe we will be able to secure a source with little or no disruption of supply. We also purchase products manufactured by others in the eye care industry. If any of these supply sources becomes unavailable, we believe that we would be able to secure alternate supply sources within a short period of time and with minimal or no disruption. The proprietary collagen based raw materials used to manufacture IOLs, ICLs, and AquaFlow Device are internally sole-sourced at one of our facilities in California. If the supply of these collagen based raw materials is interrupted we know of no alternate supplier, therefore any such interruption could result in our inability to produce these products.

Our SonicWAVE Phacoemulsification System is manufactured by our subsidiary, Circuit Tree Medical, Inc. The components used in the manufacture of the SonicWAVE Phacoemulsification System are available from multiple sources at competitive prices.

Intellectual Property And Licenses

We and/or our licensors have pending patent applications and issued patents in various countries relating specifically to our products or various aspects of them, including our core patent (the “Mazzocco Patent”) relating to methods of folding or deforming an IOL or ICL for use in minimally invasive surgery. The Mazzocco Patent was granted by the United States Patent Office in March 1986 to Thomas Mazzocco, M.D., who was a practicing ophthalmologist and a co-founder of the Company. The Mazzocco Patent will expire in the year 2003. We do not derive significant revenues from this patent, and we do not believe that its expiration is of material importance in relation to our overall sales. We have also acquired or applied for several patents for insertion devices, glaucoma devices and other products for ophthalmic use.

In May 1995, Intersectional Research and Technology Complex Eye Microsurgery (IRTC) granted an exclusive royalty bearing license to our subsidiary, STAAR Surgical AG, to manufacture, use and sell IRTC’s glaucoma devices in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the countries in the Commonwealth of Independent States (the former Union of Soviet Socialists Republic) and China. In January 1996, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell implantable contact lenses using IRTC’s biocompatible materials in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the Commonwealth of Independent States. The terms of these licenses extend for the lives of the patents. In connection with these licenses, IRTC also assigned to us its patent for its biocompatible material, which we use in manufacturing our ICLs and some of our IOLs. We have since adopted IRTC’s biocompatible material and glaucoma device design for our AquaFlow Device, and have incorporated IRTC’s biocompatible materials for use with our proprietary ICL design. These patents and the technology rights are of material importance to our refractive products market segment. Each of these patents will expire in the year 2009. We are continuing to expand our patent portfolios of refractive and glaucoma products so that we do not become dependent on the protection of any single patent.

In connection with our acquisition of a majority of the outstanding shares of Circuit Tree Medical, Inc. in December 1999, we acquired patents relating to the SonicWAVE Phacoemulsification System and other related technologies.

We have registered the mark “STAAR” and our associated logo with the United States Patent and Trademark Office. We also have common law trademark rights to other marks and we have applied for registration for some of these marks.

We have granted licenses to certain of our patents, trade secrets and technology, including our foldable technology, to other companies for use in connection with their cataract products. The licenses under the patents extend for the life of the patents. The licensees include Allergan Medical Optics (“AMO”), Alcon Surgical, Inc.

(“Alcon”), Bausch & Lomb Surgical (“Bausch & Lomb”), CIBA Vision, Pharmacia & Upjohn, Inc. (“Pharmacia & Upjohn”) and Canon STAAR Company, Inc., a joint venture we own with Canon, Inc. and Canon Sales Co., Inc. We licensed certain of our patented foldable technology on an exclusive basis to Canon STAAR Company, Inc. (for Japan only), on a non-exclusive basis to Alcon, Bausch & Lomb, CIBA Vision and Canon STAAR Company, Inc. (with respect to the world other than Japan), and on a co-exclusive basis to AMO. At the time these licenses were granted, we received substantial pre-payments of royalties on all but one of the licenses. We expect to receive continuing revenues from only one of these licenses. Our business strategy is not dependent upon realizing royalties from these licenses in the future.

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

Our ICL will face significant competition in the marketplace from products that improve or correct refractive conditions, such as corrective eyeglasses and external contact lenses, and particularly from providers of conventional and laser surgical procedures. These are products long established in the marketplace and familiar to patients in need of refractive correction. Furthermore, corrective eyeglasses and external contact lenses are more easily obtained, in that a prescription is usually written following a routine eye examination in a doctor’s office, without admitting the patient to a hospital or surgery center. We believe that the following providers of laser surgical procedures comprise our primary competition in the marketplace for patients requiring refractive corrections: Summit Technology, Inc. (“Summit”), VISX, Incorporated (“VISX”), Bausch & Lomb and Nidek Co., Ltd. Excimer lasers for photo-refractive keratectomy which are manufactured and marketed by Summit, VISX, Nidek Co., Ltd., Alcon, and Laser Sight are the only products that have received pre-market approval from the FDA for sale within the United States. There are other phakic refractive lenses being manufactured by OPHTEC BV and Medennium that are offered for sale outside the United States. AMO recently licensed the Artisan lens manufactured by OPHTEC BV. We do not know when these lenses might obtain FDA approval for sale in the United States.

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

Our primary competition in the development and sale of products used to treat glaucoma is from pharmaceutical companies, primarily because drug therapy is, and for years has been, the accepted treatment for glaucoma. The portion of this market held by medical devices used to treat glaucoma is insignificant at present. We believe that Merck & Company, Inc., Pharmacia, Novartis, Alcon, Allergan and Bausch & Lomb are the largest providers of drugs used to treat glaucoma within the United States, and CIBA Vision Corporation, Pharmacia & Upjohn, Inc. and Lederle Laboratories, a subsidiary of American Home Products, are the largest internationally. There are other devices under development to be used in conjunction with a non-penetrating deep sclerectomy for the surgical management of glaucoma. These devices are manufactured by Alcon, Corneal, Optonol and Glaukos.

Regulatory Requirements

Our products are subject to regulatory approval or clearance in both the United States and in foreign countries. The following discussion outlines the various kinds of reviews to which our products or production facilities may be subject.

Clinical Regulatory Requirements Within The United States.    Under the “Medical Device Amendments of 1976” (the “Medical Device Act”), a section of the Federal Food, Drug & Cosmetic Act, the FDA has the authority to adopt regulations that:

•	set standards for medical devices,

•	require proof of safety and effectiveness prior to marketing devices which the FDA believes require pre-market clearance,

•	require test data approval prior to clinical evaluation of human use,

•	permit detailed inspections of device manufacturing facilities,

•	establish “good manufacturing practices” that must be followed in device manufacture,

•	require reporting of serious product defects to the FDA, and

•
prohibit device exports that do not comply with the Medical Device Act unless they comply with established foreign regulations, do not conflict with foreign laws, and the FDA and the health agency of the importing country determine export is not contrary to public health.

Most of our products are “medical devices intended for human use” within the meaning of the Medical Device Act and are, therefore, subject to FDA regulation.

The Medical Device Act establishes complex procedures for compliance based upon FDA regulations that designate devices as Class I (general controls, such as compliance with labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval application (“PMAA”) before commercial marketing). Class III devices are the most extensively regulated because the FDA has determined they are life-supporting, are of substantial importance in preventing impairment of health, or present a potential unreasonable risk of illness or injury. The effect of assigning a device to Class III is to require each manufacturer to submit to the FDA a PMAA that includes information on the safety and effectiveness of the device.

A medical device that is substantially equivalent to a directly related medical device previously in commerce may be eligible for the FDA’s abbreviated pre-market notification “510(k) review” process. FDA 510(k) clearance is a “grandfather” process. As such, FDA clearance does not imply that the safety, reliability and effectiveness of the medical device has been approved or validated by the FDA, but merely means that the medical device is substantially equivalent to a previously cleared commercially-related medical device. The review period and FDA determination as to substantial equivalence should be made within 90 days of submission of a 510(k) application, unless additional information or clarification or clinical studies are requested or required by the FDA. As a practical matter, the review process and FDA determination often take significantly longer than 90 days.

Our IOLs and ICLs are Class III devices, and our lens injectors, phacoemulsification equipment, ultrasonic cutting tips, AquaFlow Device and surgical packs are Class II devices. We have received FDA pre-market approval for our IOLs (including the Toric and the Collamer IOLs) and AquaFlow Device and FDA 510(k) clearance for our phacoemulsification equipment, lens injectors, ultrasonic cutting tips and surgical packs. We have completed the enrollment for Phase III of the clinical study of the ICL that corrects myopia and we continue to enroll patients in Phase III of the clinical study of the ICL that corrects hyperopia. In September 2001 we applied for an investigation device exemption (IDE) for a toric version of the ICL. In January 2002 the FDA conditionally approved an IDE for the Toric ICL. We expect to submit an application to the FDA for pre-market approval of our ICL to correct myopia in 2002.

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

Clinical Regulatory Requirements In Foreign Countries.    There is a wide variation in the approval or clearance requirements necessary to market products in foreign countries. The requirements range from minimal requirements to a level comparable to or even greater than those of the FDA. For example, many countries in South America have minimal regulatory requirements, while many developed countries, such as Japan, have requirements at least as stringent as those of the FDA. FDA acceptance is not always a substitute for foreign government approval or clearance.

As of June 1998 the member countries of the European Union (the “Union”) require that all medical products sold within their borders carry a Conformite’ Europeenne Mark (CE Mark). The CE Mark denotes that the applicable medical device has been found to be in compliance with guidelines concerning manufacturing and quality control, technical specifications and biological or chemical and clinical safety. The CE Mark supersedes all current medical device regulatory requirements for Union countries. We have obtained the CE Mark for all of our principal products including our ICLs, IOLs (including the Toric IOL and Collamer IOL), SonicWAVE Phacoemulsification System and our AquaFlow Device.

Other Regulatory Requirements.    Sales of our products may be affected by health care reimbursement practices. For example, in January 1994, the Health Care Financing Administration adopted rules that limit Medicare reimbursement for IOLs implanted in Medicare patients to a flat fee of $150.

We are also subject to various federal, state and local laws applicable to our operations including, among other things, working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances.

Research And Development

We are focused on furthering technological advancements in the ophthalmic products industry through continuous innovative development of ophthalmic products and materials and related surgical techniques. We maintain an active internal research and development program comprised of 29 employees. Over the past year, we have principally focused our research and development efforts on

•	developing our Toric ICL, enhancing our AquaFlow Device and developing IOLs and ICLs for the correction of presbyopia,

•	improving insertion and delivery systems for our foldable products,

•	generally improving the manufacturing systems and procedures for all products to reduce manufacturing costs,

•	improving the SonicWAVE Phacoemulsification System, and

•	developing products for the refractive market.

Research and development expenses amounted to approximately $3,800,000, $4,215,000, and $4,338,000 for our 2001, 2000 and 1999 fiscal years, respectively.

Environmental Matters

The Company is subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. We do not anticipate that compliance with these laws will have any material impact on our capital expenditures, earnings or competitive position. We currently have no plans to invest in material capital expenditures for environmental control facilities for the remainder of our current fiscal year or for the next fiscal year. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse impact on our financial position. However, environmental problems relating to our properties could develop in the future, and such problems could require significant expenditures. Additionally, we are unable to predict changes in legislation or regulations that may be adopted or enacted in the future and that may adversely affect us.

Significant Subsidiaries

The Company’s only significant subsidiary is STAAR Surgical AG, a wholly owned entity incorporated in Switzerland. This subsidiary develops, manufactures and distributes products worldwide including Collamer IOLs, ICLs and the AquaFlow Device. STAAR Surgical AG also controls 80% of Domilens GMBH, a European sales subsidiary that distributes both STAAR products and products from various competitors.

Employees

Together with our subsidiaries, we had a total of 258 employees as of December 28, 2001, including 46 in administration, 86 in marketing and sales, 29 in research and development and technical services and 97 in manufacturing, quality control and shipping.

Financial Information About Foreign And Domestic Operations

Approximately $27,994,000, $30,712,000 and $28,658,000 of our overall revenues were generated in the United States for the 2001, 2000 and 1999 fiscal years, respectively, constituting approximately 55%, 56% and 48% of overall revenues for those years. We believe that international markets represent a significant opportunity for continued growth. Europe, which is our principal foreign market, generated approximately $20,623,000, $19,729,000 and $23,995,000 in revenues for the 2001, 2000 and 1999 fiscal years, respectively, constituting approximately 41%, 36% and 41% of overall revenues for those fiscal years. The remaining foreign sales were attributed to the Canadian, Asian/Pacific, Middle Eastern, South African and South American geographic areas. Most all products sold in 2001 were manufactured in the United States and Switzerland. See Note 16 to the Consolidated Financial Statements.

A significant portion of our revenues relate to our international sales and operations. We expect this to continue to be the case in the future. Our international sales and operations subject us to several potential risks, including:

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

ITEM 2.    DESCRIPTION OF PROPERTY

Our operations are conducted in leased facilities throughout the world. Our executive offices, manufacturing, warehouse and distribution, and primary research facilities are located in Monrovia, California. STAAR Surgical AG maintains office, manufacturing, warehouse and distribution, and research facilities in Nidau, Switzerland. The Company has two additional facilities in California, one for raw material support and another for research and manufacturing. Outside the United States, the Company leases facilities in Germany, Australia, South Africa, Switzerland, France, Sweden, Austria and Canada. We believe our present facilities are adequate for our current needs.

ITEM 3.    PENDING LEGAL PROCEEDINGS

We are party to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. In addition to legal proceedings arising out of the normal course of our business, on December 28, 2001 we were named as a party in the following on-going actions.

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

John R. Wolf v. STAAR Surgical Company, Los Angeles Superior Court; Case No. BC235396. On August 18, 2000 John R. Wolf, our former President and Chief Executive Officer and a former member of the Board of Directors, filed this action seeking declaratory and injunctive relief. Mr. Wolf alleges he has the right to exercise certain options in order to purchase shares of our Common Stock and to receive copies of certain documents related to his prior employment. Mr. Wolf is seeking declaratory and injunctive relief, including a declaration of his rights and obligations as they relate to the exercise of stock options and an indemnification for loss of value of the Common Stock represented by the options. We have filed a cross-complaint seeking compensatory damages and ancillary relief on claims arising from Mr. Wolf’s employment.

STAAR Surgical Company v. John R. Wolf, Los Angeles Superior Court; Case No. BC235396. On September 18, 2000 we filed a cross-complaint for declaratory relief and monetary damages against Mr. Wolf. In our action, we seek to obtain a judgment from the Court declaring that we are not obligated to issue to Mr. Wolf the Common Stock that he alleges he is entitled to receive. We are also asking the Court to enforce Mr. Wolf’s promise to transfer to us 243,067 shares of our Common Stock in payment of certain loans made by the Company to him, or, alternatively, to enforce his promise to pay the loans with cash. Finally, we have asked the Court to declare that Mr. Wolf breached his fiduciary duties to the Company and that the Company had cause to terminate his employment.

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

Richard Leza v. STAAR Surgical Company, Pollet & Richardson, Los Angeles Superior Court, Case Number BC257159: This action was filed on August 30, 2001. Plaintiff Richard Leza was the Company’s former Vice President of Finance, Business Development and Corporate Strategy. He was terminated on November 1, 2000. Mr. Leza alleges that no cause existed for his termination, that he was entitled to acceleration of an option to purchase 50,000 shares of the Company’s Common Stock, that a loan in the amount of $120,000 made to him by the Company should have been forgiven, and that he is entitled to a severance payment of $130,000. Mr. Leza also alleged that the Company breached the implied covenant of good faith and fair dealing and terminated him in violation of public policy.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 28, 2001.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation (“NASDAQ”) National Market under the symbol “STAA.” The following table sets forth the reported high and low bid prices of the Common Stock as reported by Nasdaq for the calendar periods indicated:

Period	High	Low
2001
Fourth Quarter	$4.250	$1.700
Third Quarter	5.250	1.550
Second Quarter	5.500	2.000
First Quarter	13.875	3.563
2000
Fourth Quarter	$18.875	$10.500
Third Quarter	17.750	11.000
Second Quarter	14.500	9.375
First Quarter	13.875	9.125

The last reported sale price for our Common Stock on the Nasdaq National Market on March 22, 2002 was $4.54 per share. As of March 22, 2002, there were approximately 711 record holders of our Common Stock.

We have not paid any cash dividends on our Common Stock since our inception. We currently anticipate that all income will be retained to further develop our business and that no cash dividends on the Common Stock will be declared in the foreseeable future.

On October 2, 2000 we completed a private placement of 1,500,000 shares of our Common Stock. CIBC World Markets and Adams, Harkness & Hill, Inc. acted as placement agents for this offering. The Common Stock was sold to institutions. The aggregate offering price of the Common Stock sold in this private placement was $21 million. Of this amount, a total of 7% of the gross proceeds raised from the sale, or $1,470,000, was paid to the placement agents. The Common Stock was sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, based upon the fact that there were less than 35 purchasers and all purchasers were accredited investors.

On November 29, 1999 we purchased an additional 20% interest in Domilens, a German distributorship, in exchange for cash and 125,000 shares of our Common Stock. This issuance was exempt from registration under the Securities Act of 1933 pursuant to the exemptions from registration provided by Section 4(2) of the Act.

On December 3, 1999 we purchased a majority of the shares of Circuit Tree Medical, Inc. from its two shareholders in exchange for cash and a total of 145,772 shares of our Common Stock. This issuance was exempt from registration under the Securities Act of 1933 pursuant to the exemptions from registration provided by Section 4(2) of the Act.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended December 28, 2001, December 29, 2000, December 31, 1999, January 1, 1999, and January 2, 1998. The selected consolidated statement of income data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at December 28, 2001, December 29, 2000 and December 31, 1999, are derived from the Consolidated Financial Statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this Annual Report. The selected consolidated statement of income data set forth below for each of the two fiscal years in the periods ended January 1, 1999 and January 2, 1998, and the consolidated balance sheet data set forth below at December 31, 1999, January 1, 1999, and January 2, 1998 are derived from the Company’s audited consolidated financial statements not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, and the Notes thereto, included elsewhere in this Annual Report, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in Item 7.

	Fiscal Year Ended (In thousands except per share data)
	December 28, 2001	December 29, 2000	December 31, 1999	January 1, 1999	January 2, 1998
Statement of Operations
Sales	$50,237	$53,986	$58,955	$54,244	$42,480
Royalty and other income	549	448	253	899	3,040

Total revenues	50,786	54,434	59,208	55,143	45,520
Cost of sales	28,203	26,329	22,935	18,533	10,262

Gross profit	22,583	28,105	36,273	36,610	35,258

Selling, general, and administrative
General and administrative	8,746	8,593	7,939	6,770	6,334
Marketing and selling	20,043	21,254	19,879	18,709	12,719
Research and development	3,800	4,215	4,338	3,570	3,936
Restructuring, impairment, and other non-recurring charges	7,780	15,276	—	—	—

Total selling general and administrative	40,369	49,338	32,156	29,049	22,989

Operating income (loss)	(17,786)	(21,233)	4,117	7,561	12,269
Total other income (expense)	(455)	(4,162)	(682)	(763)	(579)

Income before income taxes, minority interest and cumulative effect of change in accounting method	(18,241)	(25,395)	3,435	6,798	11,690
Income tax provision (benefit)	(3,547)	(6,580)	862	1,999	4,271
Minority interest	139	87	419	662	—
Net income (loss) before accounting change	(14,833)	(18,902)	2,154	4,137	7,419
Cumulative effect of accounting change	—	—	—	1,680	—

Net income (loss)	$(14,833)	$(18,902)	$2,154	$2,457	$7,419

Diluted income (loss) per share before effect of change in accounting method	$(0.87)	$(1.23)	$0.15	$0.29	$0.53

Basic net income (loss) per share	$(0.87)	$(1.23)	$0.15	$0.18	$0.57
Diluted net income (loss) per share	$(0.87)	$(1.23)	$0.15	$0.17	$0.53
Weighted average number of basic shares	17,003	15,378	14,157	13,542	13,124
Weighted average number of diluted shares	17,003	15,378	14,756	14,268	14,113

Balance Sheet Data
Working capital	$17,141	$24,303	$25,590	$26,925	$24,936
Total assets	65,805	80,152	85,273	73,290	62,391
Notes payable and current portion of long-term debt	8,216	7,944	2,691	2,312	1,608
Long-term debt	—	—	13,673	10,021	6,666
Stockholders’ equity	$46,446	$58,465	$52,684	$47,706	$44,783

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this Annual Report, the matters discussed in Management’s Discussion And Analysis Of Financial Condition And Results Of Operations are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the discussion of such matters in the forward-looking statements.

Critical Accounting Policies

The company believes the following represent its critical accounting policies.

Revenue Recognition

In general, the Company supplies foldable IOLs on a consignment basis to customers, primarily ophthalmologists, surgical centers, hospitals and other eye care providers and recognizes sales when the IOLs are implanted. Sales of the AquaFlow Device, the ICL, and sales to foreign distributors are recognized upon shipment. Revenue from license and technology agreements is recorded as income over the term of the respective agreement when the Company has satisfied the terms of such agreements and has received notification of the amount of sales of the Company’s products.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 28, 2001. Future taxable income is based on management’s forecast of the operating results of the Company and there can be no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Company will increase the valuation allowance by a charge to income tax expense in the period of such determination.

Patents

The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which range from 12 to 17 years. Patent and license costs are reviewed each year to assess recoverability from future operations using undiscounted future cash flows of the related products. A write-down would be recorded when the cash flows is less than the carrying value of these assets.

The Company’s ability to compete effectively is materially dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to the Company. The Company has been and will continue to be involved in litigation to protect its copyrights, patents and proprietary properties and technologies.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over periods ranging from fifteen to twenty years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over the remaining life can be recovered through undiscounted future operating cash flows.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s income statement for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total Revenues			Percentage Change
	December 28, 2001	December 29, 2000	December 31, 1999	2001 vs. 2000	2000 vs. 1999
Total revenues	100.0%	100.0%	100.0%	(6.7)%	(8.1)%
Cost of sales	55.5%	48.4%	38.7%	7.1%	14.8%
Gross Profit	44.5%	51.6%	61.3%	(19.6)%	(22.5)%
Costs and expenses:
General and administrative	17.2%	15.8%	13.4%	1.8%	8.2%
Marketing and selling	39.5%	39.0%	33.6%	(5.7)%	6.9%
Research and development	7.5%	7.7%	7.3%	(9.8)%	(2.8)%
Restructuring, impairment and other non-recurring charges	15.3%	28.1%	—	(49.1)%	—
Total costs and expenses	79.5%	90.6%	54.3%	(18.2)%	53.4%
Operating income (loss)	(35.0)%	(39.0)%	7.0%	(16.2)%	—
Other expense, net	(0.9)%	(7.6)%	(1.2)%	(89.1)%	—
Income (loss) before income taxes	(35.9)%	(46.6)%	5.8%	(28.2)%	—
Income tax provision (benefit)	(7.0)%	(12.1)%	1.5%	(46.1)%	—
Minority interest	0.3%	0.2%	0.7%	59.8%	(79.2)%
Net income (loss)	(29.2)%	(34.7)%	3.6%	(21.5)%	—

2001 Fiscal Year Compared to 2000 Fiscal Year

Revenues for the year ended December 28, 2001 were $50.8 million, representing a 6.7% decrease over the $54.4 million in revenues for the year ended December 29, 2000. The decrease in revenues resulted primarily due to decreased sales of the Company’s Elastic™ and Elastimide™ silicone intraocular lenses due to the impact of a voluntary product recall in the second quarter of 2001. The decrease in silicone IOL sales was partially offset by increased sales of the Company’s Collamer, Toric, and acrylic IOLs. The Company anticipates a continued shift in product mix in fiscal 2002. Revenues also decreased in 2001 for sales in 2000 of subsidiaries that were closed in the same year and sales of the Company’s Sonic WAVE Phacoemulsification System also decreased. This decrease was due to the elimination of a dedicated sales force as a result of cost containment measures taken during fiscal 2001 and a general decline in the economy resulting in a decline in capital equipment spending. In addition to increased sales of Collamer, Toric and acrylic IOLs, sales of the Company’s AquaFlow Device, which was approved for sale in the United States in the third quarter of fiscal 2001 and STAARVISC II also increased.

The Company is expanding its market focus beyond the cataract market to also include the refractive and glaucoma markets. The Company anticipates that its growth in the refractive and glaucoma product markets will increase significantly as the Company’s refractive lenses (ICL and Toric IOL) and its AquaFlow Device continue to gain market acceptance and regulatory approvals. The Company believes its sales of products used for the treatment of cataracts will grow with the introduction or reintroduction of various products including the Collamer three-piece IOL, STAARVISC II, UltraVac V1 tubing and the SonicWAVE Phacoemulsification System.

Cost of Sales.    Cost of sales were $28.2 million or 55.5% of revenue for the year ended December 28, 2001 compared to $26.3 million or 48.4% of revenue for the year ended December 29, 2000. The increase in cost of sales resulted from a 23% increase in inventory write-offs over the prior year, primarily relating to voluntary product recalls. Excluding the impact of inventory write-offs, cost of sales as a percent of revenues increased from 38.9% in fiscal 2000 to 43.0% in fiscal 2001. This increase is primarily due to increased unit costs of silicone IOLs and a change in product mix. Silicone IOL unit costs increased significantly due to lower production levels necessitated by reduced sales demand and improved inventory management. The Company expects the cost of units produced in 2002 to decrease over 2001 levels.

General and Administrative.    General and administrative expense for the year ended December 28, 2001 was $8.7 million, or 17.2% of revenue, as compared to $8.6 million, or 15.8% of revenue for the year ended December 29, 2000. The primary reason for the increase as a percent of revenue is due to decreased revenues. The slight increase in dollars is primarily attributable to relocation costs of executive management, increased administrative salaries, and increased professional fees offset by decreased expenses from a subsidiary that was closed in the prior year.

Marketing and Selling.    Marketing and selling expense for the year ended December 28, 2001 was $20.0 million or 39.5% of revenue, as compared to $21.3 million or 39.0% of revenue for the year ended December 29, 2000. The primary reason for the increase as a percent of revenue is due to decreased revenues. Actual expense decreased by $1.2 million due to decreased commissions, decreased costs from a subsidiary that was closed in fiscal 2000 and cost containment measures taken during fiscal 2001.

Research and Development.    Research and development expense for the year ended December 28, 2001 was $3.8 million, or 7.5% of revenue as compared to $4.2 million or 7.7% of revenue for the year ended December 29, 2000. Research and development expense decreased over the prior year due primarily to decreased  staffing during the first six months of 2001. The Company expects research and development expense to increase as employees have been and will be added to support planned projects.

Restructuring, impairment and non-recurring charges.    In June 2001 management completed an extensive operational review of the Company. Based upon that review, in August 2001 the Company implemented a plan that management believes will allow it to become profitable. As a result of implementing the plan, the Company significantly changed its manufacturing processes and locations, including consolidating lathing activity into the Swiss manufacturing site from the current dual site operations and reducing molded lens capacity at the California site. The Company also reduced its workforce and closed certain overseas operations. In conjunction with the implementation of the plan, the Company recorded pretax charges of approximately $7.8 million in the third and fourth quarters of the 2001 fiscal year. Planned charges included approximately $3.7 million in fixed asset write-offs, $0.3 million in severance and employee relocation costs, and $1.0 million for subsidiary closures. Additionally, the Company reserved $2.1 million of notes receivable from former officers and directors of the Company and paid $0.7 million for the early termination of a consulting contract with the president of one of the Company’s European subsidiaries.

The Company also wrote off $6.4 million of inventory related to voluntary product recalls and excess and obsolete inventory in the second and fourth quarters of 2001. The amount is included in cost of sales at December 28, 2001.

Other Expense, Net.    Other expense, net for the year ended December 28, 2001 was approximately $0.5 million or 0.9% of revenues as compared to approximately $4.2 million or 7.6% of revenues for the year ended December 29, 2000. This decrease resulted from decreased interest expense and amounts written off in fiscal 2000 related to the Company’s joint venture with Canon STAAR Co., Inc.

Income Tax Benefit.    The income tax benefit was $3.5 million for the year ended December 28, 2001 as compared to a benefit of $6.6 million for the year ended December 29, 2000. The primary reason for this decrease relates to decreased U.S. losses over the prior fiscal year resulting in a lower overall tax benefit. The tax benefit for fiscal 2001 was further reduced by approximately $2.8 million in valuation allowances that were recorded against the Company’s deferred tax assets.

Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance of $4.3 million at December 28, 2001. Future taxable income is based on management’s forecast of the operating results of the Company and there can be no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Company will increase the valuation allowance by a charge to income tax expense in the period of such determination.

2000 Fiscal Year Compared to 1999 Fiscal Year

Revenues.    Revenues for the year ended December 29, 2000 were $54.4 million, representing an 8.1% decrease over the $59.2 million in revenues for the year ended December 31, 1999. The primary reasons for the decrease in revenues were the reduced U.S. dollar amounts recorded by international subsidiaries due to the strength of the U.S. dollar as compared to foreign currencies, most specifically the German Mark, decreased sales to the Company’s joint venture, Canon-STAAR Company, Inc., the continuing decline in sales of the Company’s silicone IOLs in Europe and lower average selling prices on international sales of the Company’s ICLs due to the change from direct selling to selling through international distributors. These decreases were offset by increased sales of the SonicWAVE Phacoemulsification System, which was introduced in the third quarter, increased revenue from the sales of the Collamer single piece IOL, approved for sale in April 2000, increased revenues from sales of the Toric IOL and increased revenues from a full year of sales of custom surgical packs to our U.S. customers, which began in mid-year 1999. Other revenue in 2000 increased over 1999 by $195,000.

Cost of Sales.    Cost of sales increased to 48.4% of revenue for the year ended December 29, 2000 from 38.7% of revenue for the year ended December 31, 1999. The primary reasons for this 14.8% increase relates to an inventory write-off of $5.2 million, recorded during the second quarter of 2000, of various items that no longer fit the Company’s future direction. Additionally, despite higher average selling prices for IOLs, higher average unit cost caused the cost of sales as a percentage of revenue exclusive of the above-mentioned write-off to increase slightly to 38.8%. The increase in average selling price was due to the change in product mix to the Company’s premium priced IOLs (Toric and Collamer). The higher average cost of IOLs was due principally to the changes in product mix to the Collamer IOL and, to a lesser extent, increased unit cost due to lower manufacturing activity levels which resulted in the units produced carrying a higher per unit cost from absorption of fixed expenses. Additionally, the full year of sales of custom surgical packs in the U.S. have a higher cost of sales as a percentage of sales when compared to the other products the Company offers.

General and Administrative.    General and administrative expense for the year ended December 29, 2000 was $8.6 million, or 15.8% of revenue, as compared to $7.9 million, or 13.4% of revenue for the year ended December 31, 1999. This increase in dollars is primarily attributable to increases in expenditures for professional service fees, expenses recorded in the second quarter at the time of the Company’s restructuring plan, and increased expenses year over year from subsidiaries acquired or created in late 1999. The increase as a percent of revenues was due to the expenses increasing at a rate greater than the current growth rate of revenues.

Marketing and Selling.    Marketing and selling expense for the year ended December 29, 2000 was $21.3 million or 39.0% of revenue, as compared to $19.9 million or 33.6% of revenue for the year ended December 31, 1999. The primary reasons for this increase are the compensation and travel costs of direct sales management hired in late 1999 and 2000 to sell IOLs and the Company’s SonicWAVE Phacoemulsification Systems, increased commissions generated by the graduated commission schedule which has higher percentage rates as IOL sales prices increase, and average selling price increases over 1999 due to the change in IOL mix to the Company’s proprietary IOLs. Additionally, the Company has continued to increase the expenses for product management to prepare for broader entry into the refractive and glaucoma markets. These increases were offset, in part, as a result of the reduced U.S. dollar amounts recorded by international subsidiaries due to the strength of the U.S. dollar as compared to foreign currencies, most specifically, the German Mark.

Research and Development.    Research and development expense for the year ended December 29, 2000 was $4.2 million, or 7.7% of revenue as compared to $4.3 million or 7.3% of revenue for the year ended December 31, 1999. Research and development expense decreased slightly over the prior year due to a reduction in research and development staffing offset by increased spending related to the monitoring of clinical trials for the ICL for the correction of myopia, the ICL for the correction of hyperopia, and the AquaFlow Device. Additionally, expenses relating to the development and improvement of the Company’s SonicWAVE Phacoemulsification System increased.

Restructuring, impairment and other non-recurring charges.    On June 22, 2000 the Company announced the details of its plan of restructuring. In conjunction with the implementation of the plan, the Company recorded a pre-tax charge to earnings of $13.8 million in the second quarter of fiscal 2000. The charges include approximately $0.9 million for restructuring of certain subsidiaries, approximately $4.0 million to write-off patents that were considered questionable in providing future value to the Company, approximately $1.9 million of costs incurred by the Company relating to activities that were abandoned, approximately $4.1 million relating to severance and other employee separation costs, approximately $1.9 million relating to the disposition of investment and assets related to the Company’s abandoned entry into the Lasik market, and approximately $1.0 million relating to the closure of a foreign subsidiary. 19 employees were laid-off, terminated or resigned as part of the Company’s restructuring plan. Also included is a $1.5 million charge related to a note receivable from a former officer, which is currently under-collateralized.

Other Expense, Net.    Other expense, net for the year ended December 29, 2000 was approximately $4.2 million or 7.6% of revenues as compared to approximately $0.7 million or 1.2% of revenues for the prior year. The primary reason for this increase was a $4.7 million charge the Company recorded relating to the write-off of its Japanese joint venture.

Income Tax Provision.    Income tax benefit was $6.6 million for the year ended December 29, 2000 as compared to a provision of $0.9 million for the year ended December 31, 1999. The reasons for the change relate to the dramatic reduction in income before income taxes, which was due primarily to the charges taken in the second quarter totaling $24 million before income taxes. During 2000, the Company recorded a deferred tax asset that resulted from the losses recorded for the year. The Company would have been profitable in the 2000 fiscal year with the exclusion of charges relating to the restructuring plan and the reserve for notes receivable.

Liquidity And Capital Resources

The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, the private placement of Common Stock and the exercise of stock options and warrants.

In June 2001 management completed an extensive operational review of the Company. Based upon that review, in August 2001 the Company implemented a plan that management believes will allow it to become profitable. As a result of implementing the plan, the Company significantly changed its manufacturing processes and locations, including consolidating lathing activity into the Swiss manufacturing site from the current dual site operations and reducing molded lens capacity at the California site. The Company also reduced its workforce and closed certain overseas operations. In conjunction with the implementation of the plan, the Company recorded pretax charges of approximately $7.8 million in the third and fourth quarters of the 2001 fiscal year. Planned charges included approximately $3.7 million in fixed asset write-offs, $0.3 million in severance and employee relocation costs, and $1.0 million for subsidiary closures. Additionally, the Company reserved $2.1 million of notes receivable from former officers and directors of the Company and paid $0.7 million for the early termination of a consulting contract with the president of one of the Company’s European subsidiaries.

The Company also wrote off $6.4 of inventory related to voluntary product recalls and excess and obsolete inventory in the second and fourth quarters of 2001. The amount is included in cost of sales at December 28, 2001.

Of the total $14.2 million in charges taken during the year, approximately $13.2 million were non-cash charges.

On October 31, 2000, the Company renegotiated its line-of-credit with its current domestic lender. The agreement provided for borrowings of up to $7.0 million at a rate of interest equal to the prime rate (4.75% at December 28, 2001) and granted the lender a security interest in the Company’s accounts receivable, inventories, property, plant, and equipment, and other general intangibles. The agreement required the Company to satisfy certain financial tests, which included positive and negative covenants and also required the maintenance of minimum cash balances.

The note was amended various times during the fiscal year 2001. Amended terms as of December 28, 2001 extended the due date of the note to February 1, 2002, provided for a commitment fee on the unused portion of the line of credit payable to the bank in the amount of .25% per annum, and interest equal to prime plus 1%. The amended terms also required the Company to maintain $2.0 million in restricted cash on deposit with the bank as security for the loan and also provided for various reporting requirements. Borrowings outstanding as of December 28, 2001 and December 29, 2000, were $5.7 million and $5.7 million, respectively. As of December 28, 2001, the Company was not in compliance with the net income covenant. The Lender has agreed to waive its rights and remedies under the loan agreement relating to this non-compliance.

On March 27, 2002 the Company and its domestic lender executed a commitment letter memorializing the lender’s agreement to extend the maturity date of the Company’s line of credit for one year. This agreement is conditioned upon

•	the execution and delivery to the lender of definitive documentation, satisfactory to the lender, evidencing the extension;

•	the delivery to the lender of a good standing certificate from the state of Delaware;

•	payment to the lender of fees and costs associated with the transaction; and

•	the lender’s determination that there has been no material adverse change in the Company’s financial condition or business nor any material decline in the market value of the collateral.

The lender may also require other conditions precedent, although it has not done so to date. The lender has prepared the definitive agreement and the Company is in the process of reviewing it.

The Company has a revolving credit facility with a Swiss bank, which, as amended in fiscal year 2001, provides for borrowings of up to approximately $3.0 million (5.0 million Swiss Francs “CHF”) based on the exchange rate at December 28, 2001. The credit facility is split into two parts: Part A provides for borrowings of up to $1.8 million (CHF 3.0 million based on the exchange rate at December 28, 2001) and does not have a termination date; Part B provides for borrowings of up to $1.2 million (CHF 2.0 million based on the exchange rate at December 28, 2001) and will be reduced by $149,000 (CHF 250,000 based on the exchange rate at December 28, 2001) semi-annually beginning June 30, 2002. The credit facility is secured by a general assignment of claims.

The loan agreement provides for borrowings on a current basis at an interest rate of 5.5% per annum and a commission rate of 0.25% is payable each quarter or for a fixed term. The base interest rate for fixed term advances follows Euromarket conditions for loans of the corresponding term and currency plus an individual margin. Fixed term advances, which, as amended in fiscal year 2001, provides for borrowings of up to $1.5 million (CHF 2.5 million based on the exchange rate at December 28, 2001) for a maximum duration of twelve months and for borrowings of up to the remaining $1.5 million (CHF 2.5 million based on the exchange rate at December 28, 2001) for a maximum duration of six months with minimum advances of $298,000 (CHF 500,000).

Borrowings outstanding under the current account as of December 28, 2001 and December 29, 2000 were approximately $513,000 (862,000 CHF, based on the exchange rate at December 28, 2001) and $1.5 million (2.5 million CHF, based on the exchange rate at December 29, 2000), respectively. Fixed term advances at December 28, 2001 were $1.5 million (2.6 million CHF, based on the exchange rate at December 28, 2001) at an interest rate of 4.52%. There were no fixed term borrowings at December 28, 2001.

The Company had a revolving credit facility with a German bank which provided for borrowings of up to approximately $903,000 (2.0 million Deutsch Marks (DEM) at the exchange rate at December 28, 2001) at an interest rate of 8% until August 31, 2001. In view of the currency change in Germany from Deutsch Marks to Euro (EUR) the credit facility was renewed with a due date of February 28, 2003 and provides for borrowing of up to $662,000 (750,000 EUR at the exchange rate at December 28, 2001). Payments in the amount of $44,000 (50,000 EUR at the exchange rate at December 28, 2001) are due monthly, beginning December 31, 2001. The loan is secured by an assignment of accounts receivable and inventory. Borrowings outstanding as of December 28, 2001 and December 29, 2000 were $421,000 (EUR 477,000 based at the exchange rate at December 28, 2001) and $683,000 (EUR 649,000 based at the exchange rate at December 29, 2000), respectively.

As of December 28, 2001, the Company had net working capital of approximately $17.1 million as compared to $24.3 million as of December 29, 2000. The decrease in working capital is primarily due to the write-off of inventories as a result of voluntary product recalls, decreased accounts receivable due to decreased sales, decreased cash (used for operations), and decreases in other receivables and prepaids, deposits and other current assets offset by an increase in deferred tax assets and a decrease in current liabilities.

Cash and cash equivalents were $0.9 million at December 28, 2001 compared to $6.1 million at December 29, 2000. This $5.2 million decrease in cash is due primarily to $2.0 million in cash that was restricted during the year in connection with an agreement with the Company’s domestic lender, $2.6 million in cash, which was used for operations and $0 ..7 million in cash used for investing activities, principally investments in property and equipment.

Cash flows used in operating activities for the year ended December 28, 2001 were approximately $2.6 million, compared to 2000 when operating activities used approximately $5.4 million. The decreased cash used in operations relates to decreased working capital investments, primarily inventory, over the prior fiscal year. The Company is actively managing its inventory and reduced consigned units by almost 40% during 2001. Despite the reduction in inventory units, inventory increased due to increased unit costs of silicone IOLs and a change in product mix. The Company expects unit costs to decrease in 2002 as a result of cost savings initiatives implemented in 2001.

Cash used in investing activities for the year ended December 28, 2001 was $0.7 million compared to $3.8 million for the year ended December 29, 2000. The change relates primarily to decreased investments in patents of approximately $0.5 million and decreased purchases of property and equipment of approximately $2.2 million due to cost containment measures put into place in fiscal 2001. The Company’s planned expenditures for property, plant and equipment and patents in 2002 are $2.0 million and $0.3 million, respectively.

Cash flows used in financing activities for the year ended December 28, 2001 were approximately $1.7 million compared to December 29, 2000 when cash flows from financing activities provided approximately $12.2 million from a private placement of the Company’s common stock. For fiscal 2001, the primary use of cash for financing activities relates to a requirement of the Company’s domestic lender to restrict $2.0 million in cash as collateral on its line of credit.

Management believes that cash flow from operations and available credit facilities, together with its current cash balances, will provide adequate economic resources to fund existing operations.

Foreign Exchange

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its suppliers or customers in the last three fiscal years has adversely affected the Company’s ability to purchase or sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which would affect the Company’s operating results.

Inflation

Management believes inflation has not had a significant impact on the Company’s operations during the past three years.

New Accounting Pronouncements

In June 2001 the FASB finalized FASB Statements No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires the Company to recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $5,985,000 as of December 28, 2001. The Company also has other intangible assets, consisting of patents and licenses, with a net carrying value of $9,896,000 as of December 28, 2001. The estimated useful life of these intangible assets is based on legal and contractual provisions that limit their useful lives. For the fiscal year ended December 28, 2001, goodwill amortization expense was $372,000. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will affect its future financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”. SFAS 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2002 and interim periods within those fiscal years, although early adoption is permitted. The Company is assessing but has not yet determined how the adoption of SFAS 144 will affect its future financial position and results of operations.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All sales by the Company are denominated in U.S. dollars or the currency of the country of origin and, accordingly, the Company does not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of the Company’s products to its foreign customers which can adversely impact the level of the Company’s export sales from time to time. The majority of the Company’s cash equivalents are bank accounts, and the Company does not believe it has significant market risk exposure with regard to its investments. We are also exposed to the impact of interest rate changes. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flow would decrease by $25,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the Report of Independent Certified Public Accountants are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 14(a) of this Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEMS 10., 11., 12. AND 13.

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 28, 2001.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(2)  Schedules required by Regulation S-X are filed as an exhibit to this report:

I. Independent Certified Public Accountants’ Report on Schedule

II. Independent Certified Public Accountants’ Consent

III. Valuation and Qualifying Accounts and Reserves

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and the notes thereto

(3)  Reports on Form 8-K

On October 12, 2001 the Company filed a Form 8-K disclosing the Settlement Agreement entered into among the Company, Canon, Inc., Canon Sales Co., Inc. and Canon-STAAR Co., Inc.

(4)  Exhibits

3.1	Certificate of Incorporation, as amended(8)

3.2	By-laws, as amended(9)

4.1	1990 Stock Option Plan(1)

4.2	1991 Stock Option Plan(2)

4.3	1995 STAAR Surgical Company Consultant Stock Plan(3)

4.4	1996 STAAR Surgical Company Non-Qualified Stock Plan(4)

4.5	Stockholders’ Rights Plan, dated effective April 20, 1995(9)

4.6	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(5)

10.1	Joint Venture Agreement, dated May 23, 1988, between the Company, Canon Sales Co, Inc. and Canon, Inc.(7)

10.2	Promissory Note dated February 28, 1991 from John R. Wolf to the Company(4)

10.3	Stock Pledge/Security Agreement, dated February 28, 1991, between John R. Wolf, the Company and Pollet & Associates(4)

10.4	Promissory Note dated February 28, 1991 from William C. Huddleston to the Company(4)

10.5	Modification dated August 21, 2000 to Promissory Note dated February 28, 1991 from William C. Huddleston to the Company(9)

10.6	Stock Pledge/Security Agreement, dated February 28, 1991, between William C. Huddleston, the Company and Pollet & Associates(4)

10.7	Promissory Note, dated May 26, 1992, from the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990(6)

10.8	Deed of Trust, dated September 21, 1992, by the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990(6)

10.9	Promissory Note dated July 3, 1992, from William C. Huddleston to the Company(6)

10.10	Modification dated August 21, 2000 to Promissory Note dated July 3, 1992 from William C. Huddleston to the Company(9)

10.11	Stock Pledge/Security Agreement dated July 3, 1992, between William C. Huddleston the Company and Pollet & Associates(6)

10.12	Lease, dated November 9, 1992, by and between Linda Lee Brown and Phyllis Ann Bailey and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California(6)

10.13	Indenture of Lease dated September 1, 1993 between the Company and FKT Associates(9)

10.14	Second Amendment to Indenture of Lease dated September 21, 1998 between the Company and FKT Associates(9)

10.15	Indenture of Lease dated October 20, 1983, between Dale E. Turner & Francis R. Turner(6)

10.16	Promissory Note dated March 18, 1993, from William C. Huddleston to the Company(9)

10.17	Modification dated August 21, 2000 to Promissory Note dated March 18, 1993 from William C. Huddleston to the Company(9)

10.18	Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex(9)

10.19	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(9)

10.20	Agreement dated December 31, 1997 between the Company and Mentor Corporation(7)

10.21	Promissory Note dated September 4, 1998 from John R. Wolf to the Company(7)

10.22	Stock Pledge Agreement, dated September 4, 1998, between the Company and John R. Wolf(7)

10.23	Stock Pledge Agreement dated September 4, 1998 between the Company and William C. Huddleston(7)

10.24	Promissory Note dated September 4, 1998 from Andrew F. Pollet to the Company(7)

10.25	Stock Pledge Agreement dated September 4, 1998 between the Company and Andrew F. Pollet(7)

10.26	License and Supply Agreement dated May 6, 1999 between LensTec Incorporated, Lenstec Barbados Inc., STAAR Surgical AG and the Company (8)

10.27	Equipment Purchase and Sale Agreement dated May 6, 1999 between Lenstec, Incorporated and the Company(8)

10.28	Employment Agreement dated April 28, 1999 between the Company and John Santos(9)

10.29	Modification to Employment Agreement dated May 31, 2000 between the Company and John Santos(9)

10.30	Second Modification to Employment Agreement dated September 5, 2000 between the Company and John Santos(9)

10.31	Promissory Note dated June 16, 1999 from Peter J. Utrata, M.D. to the Company(8)

10.32	Stock Pledge Agreement dated June 16, 1999 by Peter J. Utrata, M.D. in favor of the Company(8)

10.33	Promissory Note dated November 11, 1999 from Peter J. Utrata, M.D. to the Company (8)

10.34	Promissory Note dated November 12, 1999 from John R. Wolf to the Company(8)

10.35	Promissory Note dated November 17, 1999 from William C. Huddleston to the Company (8)

10.36	Standard Industrial/Commercial Multi-Tenant Lease-Gross dated April 5, 2000 entered into between the Company and Kilroy Realty, L.P.(9)

10.37	Promissory Note dated April 7, 2000 from William C. Huddleston to the Company(9)

10.38	Modification dated August 21, 2000 to Promissory Note dated April 7, 2000 from William C. Huddleston to the Company(9)

10.39	Description of oral agreement between John R. Wolf and the Company dated April 18, 2000(9)

10.40	Promissory Note dated June 2, 2000 from Peter J. Utrata, M.D. to the Company(9)

10.41	Stock Pledge Agreement dated June 2, 2000 between the Company and Peter J. Utrata, M.D.(9)

10.42	Resignation, Settlement and Release Agreement dated June 9, 2000 between the Company and Michael Lloyd(9)

10.43	Parking Lot and Storage Lease dated June 11, 2000 between the Company and Gilbert Bates and LaVonne Bates(9)

10.44	Promissory Note dated September 5, 2000 from Andrew F. Pollet to the Company(9)

10.45
Deed of Trust dated September 5, 2000 against real property commonly known as 10934 Alto Court, Oak View, California executed in favor of the Company by Andrew F. Pollet and Sally M. Pollet, as individuals and as trustees of the Andrew F. and Sally M. Pollet Revocable Trust dated March 6, 1990(9)

10.46	Consulting Agreement dated September 19, 2000 between the Company and Donald R. Sanders, Ltd.(9)

10.47	Form of Purchase Agreement entered into between the Company and Fortis Advantage Portfolios, Inc.—Capital Appreciation Portfolio(9)

10.48	Form of Purchase Agreement entered into between the Company and Fortis Series Fund, Inc.—Aggressive Growth Series(9)

10.49	Form of Purchase Agreement entered into between the Company and Phoenix Edge Series Fund Engemann Small & Mid Cap Growth Series(9)

10.50	Form of Purchase Agreement entered into between the Company and Phoenix-Engemann Small Cap Fund(9)

10.51	Form of Purchase Agreement entered into between the Company and Phoenix-Engemann Small & Mid-Cap Growth Fund(9)

10.52	Form of Purchase Agreement entered into between the Company and Pequot Scout Fund, L.P.(9)

10.53	Form of Purchase Agreement entered into between the Company and Pequot Navigator Offshore Fund, Inc.(9)

10.54	Form of Purchase Agreement entered into between the Company and Baystar International, Ltd.(9)

10.55	Form of Purchase Agreement entered into between the Company and Baystar Capital, L.P.(9)

10.56	Form of Purchase Agreement entered into between the Company and Invesco Global Health Sciences Fund(9)

10.57	Promissory Note dated October 23, 2000 from Andrew F. Pollet to the Company(9)

10.58	Settlement Agreement and Mutual Release dated October 27, 2000 between the Company and Vladimir Feingold(9)

10.59	Letter Agreement between the Company and Wells Fargo Bank, National Association and Revolving Line of Credit Note(9)

10.60	Promissory Note dated November 1, 2000 from Andrew F. Pollet to the Company(9)

10.61	Settlement Agreement and Mutual Release dated December 19, 2000 between the Company and William C. Huddleston(9)

10.62	Employment Agreement dated December 20, 2000 between the Company and David Bailey(9)

10.63	Stock Option Agreement dated December 20, 2000 between the Company and David Bailey(9)

10.64	Letter Amendment dated December 22, 2000 between the Company and Wells Fargo Bank, N. A.(10)

10.65	Consulting Agreement dated March 1, 2001 between the Company and David R. Morrison(10)

10.66	Letter Agreement dated April 1, 2001 between the Company and Wells Fargo Bank, N.A.(10)

10.67	Letter Amendment dated July 1, 2001 between the Company and Wells Fargo Bank, N.A.(10)

10.68	Letter Agreement dated July 1, 2001 between the Company and Wells Fargo Bank, N.A.(10)

10.69	Severance and Release Agreement dated August 21, 2001 between the Company and Thomas J. Chambers (including Consulting Agreement dated August 9, 2001)(10)

10.70	Settlement Agreement between the Company, Canon, Inc., Canon Sales Co., Inc., and Canon-STAAR Co. Inc. dated September 28, 2001(10)

10.71	Fifth Amendment to Credit Agreement dated October 1, 2001 between the Company and Wells Fargo Bank, N.A.(10)

10.72	Settlement and Release Agreement dated October 5, 2001 between the Company and Gunther Roepstorff(10)

10.73	Stock Option Agreement dated November 13, 2001 between the Company and David Bailey(10)

10.74	Stock Option Agreement dated November 13, 2001 between the Company and David R. Morrison(10)

10.75	Stock Option Certificate dated November 13, 2001 between the Company and Richard D. Simmons(10)

10.76	Sixth Amendment to Credit Agreement dated December 20, 2001 between the Company and Wells Fargo Bank, N.A.(10)

10.77	Letter Agreement dated January 25, 2002 between the Company and Wells Fargo Bank, N.A.(10)

21.	List of Significant Subsidiaries(10)

(Footnotes to Exhibits):

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 33-37248, as filed on October 11, 1990
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 33-76404, as filed on March 11, 1994
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 33-60241, as filed on June 15, 1995
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 3, 1997, as filed on April 2, 1997

(5)	Incorporated by reference from the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, as filed on May 4, 1999.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 1, 1998, as filed on April 1, 1998
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 1, 1999, as filed on April 1, 1999
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 28, 2000
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001
(10)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

STAAR SURGICAL COMPANY

By:	/s/ DAVID BAILEY
David Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 28, 2002 and in the capacities indicated.

Name	Title

/s/ DAVID BAILEY David Bailey	President, Chief Executive Officer, Chairman and Director

/s/ JOHN BILY John Bily	Chief Financial Officer (principal accounting and financial officer)

/s/ JOHN R. GILBERT John R. Gilbert	Director

/s/ PETER UTRATA, M.D. Peter Utrata, M.D.	Director

/s/ DAVID MORRISON David Morrison	Director

/s/ VOLKER ANHAEUSSER Volker Anhaeusser	Director

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 28, 2001,
DECEMBER 29, 2000 AND DECEMBER 31, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
STAAR Surgical Company

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/	BDO SEIDMAN, LLP

Los Angeles, California
March 5, 2002
(except for Note 19 which is dated March 27, 2002)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 28, 2001 and December 29, 2000

	2001	2000
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$853	$6,087
Restricted cash	2,000	—
Accounts receivable, less allowance for doubtful accounts	7,903	9,662
Other receivables	2,041	2,979
Inventories	15,231	20,808
Prepaids, deposits and other current assets	2,470	4,175
Deferred income tax, current	5,304	1,763

Total current assets	35,802	45,474

Investment in joint venture	466	—
Property, plant and equipment, net	8,742	13,626
Patents and licenses, net of accumulated amortization of $4,034 and $3,148	9,896	10,538
Goodwill, net of accumulated amortization of $1,385 and $1,039	5,985	6,357
Deferred income tax, non-current	3,982	3,088
Other assets	932	1,069

Total assets	$65,805	$80,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8,216	$7,944
Accounts payable	5,593	6,199
Other current liabilities	4,852	7,028

Total current liabilities	18,661	21,171
Other long-term liabilities	316	312

Total liabilities	18,977	21,483

Minority interest	382	204

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 17,158 and 16,949	172	169
Capital in excess of par value	75,573	75,047
Accumulated other comprehensive income	(1,728)	(1,583)
Accumulated deficit	(24,263)	(9,430)

	49,754	64,203
Notes receivable from officers and directors	(3,308)	(5,738)

Total stockholders’ equity	46,446	58,465

Total liabilities and stockholders’ equity	$65,805	$80,152

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 28, 2001 and December 29, 2000 and December 31, 1999

	2001	2000	1999
	(In thousands, except per share amounts)
Sales	$50,237	$53,986	$58,955
Royalty and other income	549	448	253

Total revenues	50,786	54,434	59,208

Cost of sales	28,203	26,329	22,935

Gross profit	22,583	28,105	36,273

Selling, general and administrative expenses:
General and administrative	8,746	8,593	7,939
Marketing and selling	20,043	21,254	19,879
Research and development	3,800	4,215	4,338
Restructuring, impairment, and nonrecurring charges	7,780	15,276	—

Total selling, general and administrative expenses	40,369	49,338	32,156

Operating income (loss)	(17,786)	(21,233)	4,117

Other income (expense):
Equity in earnings (loss) of joint venture	389	(4,698)	586
Interest income	270	1,294	364
Interest expense	(640)	(1,496)	(1,047)
Other income (expense)	(474)	738	(585)

Total other expense, net	(455)	(4,162)	(682)

Income (loss) before income taxes and minority interest	(18,241)	(25,395)	3,435
Income tax (benefit) provision	(3,547)	(6,580)	862
Minority interest	139	87	419

Net income (loss)	$(14,833)	$(18,902)	$2,154

Earnings (loss) per share:
Basic	$(.87)	$(1.23)	$.15

Diluted	$(.87)	$(1.23)	$.15

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 28, 2001 and December 29, 2000 and December 31, 1999

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Notes Receivable	Total
	(In thousands)
Balance, at January 1, 1999	$140	$46,039	$7,318	$(536)	$(5,254)	$47,707
Common stock issued upon exercise of options	5	3,291	—	—	(1,605)	1,691
Common stock issued as payment for acquisitions	3	2,497	—	—	—	2,500
Common stock repurchased and cancelled	(1)	(622)	—	—	—	(623)
Foreign currency translation adjustment	—	—	—	(745)	—	(745)
Net income	—	—	2,154	—	—	2,154

Balance, at December 31, 1999	147	51,205	9,472	(1,281)	(6,859)	52,684
Common stock issued upon exercise of options	5	3,519	—	—	(1,167)	2,357
Common stock issued upon exercise of warrants	1	171	—	—	—	172
Common stock issued as payment for services	1	1,486	—	—	—	1,487
Common stock issued in private placement	15	18,666	—	—	—	18,681
Proceeds from notes receivable	—	—	—	—	788	788
Notes receivable reserve	—	—	—	—	1,500	1,500
Foreign currency translation adjustment	—	—	—	(302)	—	(302)
Net loss	—	—	(18,902)	—	—	(18,902)

Balance, at December 29, 2000	169	75,047	(9,430)	(1,583)	(5,738)	58,465
Common stock issued upon exercise of options	1	62	—	—	—	63
Common stock issued as payment for services	2	411	—	—	—	413
Options issued for services	—	53	—	—	—	53
Proceeds from notes receivable	—	—	—	—	321	321
Notes receivable reserve	—	—	—	—	2,109	2,109
Foreign currency translation adjustment	—	—	—	(145)	—	(145)
Net loss	—	—	(14,833)	—	—	(14,833)

Balance, at December 28, 2001	$172	$75,573	$(24,263)	$(1,728)	$(3,308)	$46,446

Comprehensive income (loss) and its components consist of the following:

				2001	2000	1999
Net income (loss)				$(14,833)	$(18,902)	$2,154
Foreign currency translation adjustment				(328)	(302)	(745)

Comprehensive income (loss)				$(15,161)	$(19,204)	$1,409

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 28, 2001 and December 29, 2000 and December 31, 1999
Increase (Decrease) in Cash and Cash Equivalents
	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(14,833)	$(18,902)	$2,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,364	2,140	2,173
Amortization of intangibles	1,259	1,590	2,054
Write-off of accounts receivable	—	449	—
Change in deferred revenue	—	(448)	(232)
Equity in operations of joint venture	(746)	3,577	(586)
Deferred income taxes	(4,435)	(6,632)	(17)
Stock-based compensation expense	53	—	—
Common stock issued for services	413	1,224	—
Non-cash restructuring and inventory write-down	13,230	18,029	—
Minority interest	178	(332)	(320)
Changes in working capital, net of effects of acquisitions
Accounts receivable	1,679	(1,102)	740
Other receivable	938	(202)	(637)
Inventories	(1,316)	(4,020)	(2,178)
Prepaids, deposits and other current assets	1,582	(98)	(1,817)
Accounts payable	(574)	(1,250)	2,473
Other current liabilities	(2,350)	605	1,045

Net cash provided by (used in) operating activities	(2,558)	(5,372)	4,852

Cash flows from investing activities:
Acquisition of property and equipment	(1,180)	(3,339)	(4,469)
Increase in patents and licenses	(245)	(775)	(3,912)
Proceeds from notes receivable and other	321	788	—
(Increase) decrease in other assets	137	(474)	(1,939)
Dividends received from joint venture	280	—	187
Acquisitions (net of cash acquired)	—	—	(541)

Net cash used in investing activities	(687)	(3,800)	(10,674)

Cash flows from financing activities:
Increase in borrowings under notes payable and long-term debt	276	414	3,733
Payments on notes payable and long-term debt	—	(6,370)	(1,474)
Net borrowings (payments) under line-of-credit	—	(3,028)	1,894
Restricted cash	(2,000)	—	—
Proceeds from the exercise of stock options and warrants	63	2,520	1,511
Proceeds from private placement	—	18,681	—
Payments for repurchase of common stock	—	—	(442)

Net cash provided by (used in) financing activities	(1,661)	12,217	5,222

Effect of exchange rate changes on cash and cash equivalents	(328)	(302)	(745)

Increase (decrease) in cash and cash equivalents	(5,234)	2,743	(1,345)
Cash and cash equivalents, at beginning of year	6,087	3,344	4,689

Cash and cash equivalents, at end of year	$853	$6,087	$3,344

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

(In thousands, except per share amounts)
Years Ended December 28, 2001 and December 29, 2000

Organization and Description of Business

STAAR Surgical Company (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing Intraocular Lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with refractive conditions, cataracts and glaucoma. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the Implantable Contact Lenses (“ICL™”) and Toric Intraocular Lens. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of IOLs, the SonicWAVE™ Phacoemulsification System, STAARVISC™ II, a viscoelastic material and the UltraVac™ V1 tubing, used with certain Venturi-type Phacoemulsification machines. The Company’s AquaFlow™ Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid thereby reducing intraocular pressure, which may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

The Company’s most significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute worldwide certain of the Company’s products, including the ICL and its AquaFlow Device. The Company and STAAR Surgical AG have also formed or acquired a number of directly or indirectly owned subsidiaries to distribute and market the Company’s products in selected foreign countries. STAAR Surgical AG also controls 80% of a major European sales subsidiary that distributes both the Company’s products and products from various other manufacturers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the year. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income. During 2001, 2000 and 1999, the net foreign translation loss was $328, $302 and $745, respectively and net foreign currency transaction loss was $204, $182 and $157, respectively.

Investment in the Japanese joint venture is accounted for using the equity method of accounting except for the nine-months ended September 29, 2001 and the year ended December 28, 2000 when the investment was written off and earnings were recognized on a cash basis (see Note 4).

The Company’s fiscal year ends on the Friday nearest December 31.

Revenue Recognition

In general, the Company supplies foldable IOLs on a consignment basis to customers, primarily ophthalmologists, surgical centers, hospitals and other eye care providers and recognizes sales when the IOLs are implanted. Sales of the AquaFlow, the ICL, and sales to foreign distributors are recognized upon shipment.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

(In thousands, except per share amounts)
Years Ended December 28, 2001 and December 29, 2000

Revenue from license and technology agreements is recorded as income over the term of the respective agreement when the Company has satisfied the terms of such agreements and has received notification of the amounts of sales of the Company’s products.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 28, 2001. Future taxable income is based on management’s forecast of the operating results of the Company and there can be no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Company will increase the valuation allowance by a charge to income tax expense in the period of such determination.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Restricted cash is invested in money market accounts, which mature within one year, and is held as security for notes payable.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Inventory costs are comprised of material, direct labor, and overhead.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over their useful lives using the straight- line method. Expenditures for maintenance and repairs are expensed as incurred.

Generally, estimated useful lives range from five to ten years for machinery, equipment, furniture and fixtures and leasehold improvements. Property, plant and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review is performed based on estimated undiscounted cash flows compared with the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Patents

The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

(In thousands, except per share amounts)
Years Ended December 28, 2001 and December 29, 2000

lives, which range from 12 to 17 years. Patent and license costs are reviewed each year to assess recoverability from future operations using undiscounted future cash flows of the related products. A write-down would be recorded when the cash flows is less than the carrying value of these assets.

The Company’s ability to compete effectively is materially dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to the Company. The Company has been and will continue to be involved in litigation to protect its copyrights, patents and proprietary properties and technologies.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over periods ranging from fifteen to twenty years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate their fair values because of the short maturity of these instruments.

Net Income Per Share

The Company presents income per share data in accordance with the provision of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. For the years ended December 28, 2001 and December 29, 2000, 5 and 5 warrants and 2,911 and 1,892 options to purchase shares of the Company’s common stock, respectively, were outstanding. These potential common shares were excluded from the computation of dilutive earnings per share for fiscal years 2001 and 2000 because their inclusion would have an anti-dilutive effect.

Stock Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

(In thousands, except per share amounts)
Years Ended December 28, 2001 and December 29, 2000

related Interpretations. Accordingly, the Company records expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options with a vesting period, the expense is recognized over the vesting period.

Comprehensive Income

The Company presents comprehensive income in its Consolidated Statement of Stockholders’ Equity in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS 130”). For the Company, comprehensive income consists of net income and foreign currency translation adjustments.

Segments of an Enterprise

The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. While the Company has expanded its marketing focus beyond the cataract market to include the refractive and glaucoma markets, the cataract market remained its primary source of revenues and accordingly operates as one business segment. See Note 16, Geographic and Product Data for geographic segments.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2001 presentation.

New Accounting Pronouncements

In June 2001, the FASB finalized FASB Statements No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires the Company to recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $5,985 as of December 28, 2001. The Company also has other intangible assets,

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

(In thousands, except per share amounts)
Years Ended December 28, 2001 and December 29, 2000

consisting of patents and licenses, with a net carrying value of $9,896 as of December 28, 2001. The estimated useful life of these intangible assets is based on legal and contractual provisions that limit their useful lives. For the fiscal year ended December 28, 2001, goodwill amortization expense was $372. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will affect its future financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”. SFAS 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, although early adoption is permitted. The Company is assessing but has not yet determined how the adoption of SFAS 144 will affect its future financial position and results of operations.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
Years Ended December 28, 2001 and December 29, 2000

NOTE 1—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 28, 2001 and December 29, 2000:

	2001	2000
Domestic	$5,152	$6,756
Foreign	3,519	3,687

	8,671	10,443
Less allowance for doubtful accounts	768	781

	$7,903	$9,662

NOTE 2—INVENTORIES

Inventories consisted of the following at December 28, 2001 and December 29, 2000:

	2001	2000
Raw materials and purchased parts	$1,610	$2,845
Work in process	3,252	3,615
Finished goods	10,369	14,348

	$15,231	$20,808

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 28, 2001 and December 29, 2000:

	2001	2000
Machinery and equipment	$11,116	$19,041
Furniture and fixtures	7,639	6,587
Leasehold improvements	4,480	4,642

	23,235	30,270
Less accumulated depreciation and amortization	14,493	16,644

	$8,742	$13,626

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT IN JOINT VENTURE

The Company owns a 50% equity interest in a joint venture, the CANON-STAAR Company, Inc. (“CSC”), with Canon Inc. and Canon Sales Co, Inc., together the “Canon Companies.” The Company sold CSC an exclusive license to manufacture, market and sell the Company’s IOL products in Japan. The investment in the Japanese joint venture is accounted for using the equity method of accounting except for the nine-months ended September 29, 2001 and the year ended December 28, 2000 when the Company’s investment of $3,577 was written off, due to disputes between the Company and the Canon Companies. During the fourth quarter of fiscal year 2001, the Company executed an agreement with the Canon Companies resolving all claims between the parties and reaffirming the partnering arrangement to manufacture and distribute ophthalmic products based on the Company’s technology. The financial statements of CSC include assets of approximately $8,684 and $10,028, and liabilities of approximately $1,788 and $2,494, as of December 28, 2001 and December 29, 2000, respectively.

The Company’s equity in earnings of the joint venture is calculated as follows:

	Q4 2001	2000	1999
Joint venture net income	$134	$—	$1,172
Equity interest	50%	50%	50%

Total joint venture net income	67	—	586
Charge related to write-off of joint venture	—	(4,698)	—

Equity in earnings (loss) of joint venture	$67	$(4,698)	$586

During the 3rd quarter of 2001, the Company received dividend income related to 2000 and 1999 joint venture earnings of approximately $322.

The Company recorded sales of certain IOL products to CSC of approximately $118, $344 and $1,917 in 2001, 2000 and 1999, respectively.

NOTE 5—NOTES PAYABLE

On October 31, 2000, the Company renegotiated its line-of-credit with its current domestic lender. The agreement provided for borrowings of up to $7,000 at a rate of interest equal to the prime rate (4.75% at December 28, 2001) and granted the lender a security interest in the Company’s accounts receivable, inventories, property, plant, and equipment, and other general intangibles. The agreement required the Company to satisfy certain financial tests, which included positive and negative covenants and also required the maintenance of minimum cash balances.

The note was amended at various times during the fiscal year 2001. Amended terms as of December 28, 2001 extend the due date of the note to February 1, 2002, provide for a commitment fee on the unused portion of the line of credit payable to the bank in the amount of .25% per annum, and interest equal to prime plus 1%. The amended terms also require the Company to maintain $2,000 in restricted cash to be held with the bank and also provides for various reporting requirements. Borrowings outstanding as of December 28, 2001 and December 29, 2000, were $5,734 and $5,724, respectively. As of December 28, 2001, the Company was not in compliance with the net income covenant. The Lender has agreed to waive its rights and remedies under the loan agreement relating to this non-compliance.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 27, 2002 the Company and its domestic lender executed a commitment letter memorializing the lender’s agreement to extend the maturity date of the Company’s line of credit for one year. This agreement is conditioned upon the execution and delivery to the lender of definitive documentation, satisfactory to the lender, evidencing the extension, the delivery to the lender of a good standing certificate from the state of Delaware, and payment to the lender of fees and costs associated with the transaction. Furthermore, the extension is conditioned upon the lender’s determination that there has been no material adverse change in the Company’s financial condition or business nor any material decline in the market value of the collateral. The lender may also require other conditions precedent, although it has not done so to date. The lender has prepared the definitive agreement and the Company is in the process of reviewing it.

The Company has a revolving credit facility with a Swiss bank, which, as amended in fiscal year 2001, provides for borrowings of up to $2,975 (5,000 Swiss Francs “CHF”) based on the exchange rate at December 28, 2001. The credit facility is split into two parts: Part A provides for borrowings of up to $1,785 (CHF 3,000 based on the exchange rate at December 28, 2001) and does not have a termination date; Part B provides for borrowings of up to $1,190 (CHF 2,000 based on the exchange rate at December 28, 2001) and will be reduced by $149 (CHF 250 based on the exchange rate at December 28, 2001) semi-annually beginning June 30, 2002. The credit facility is secured by a general assignment of claims.

The loan agreement provides for borrowings on a current basis at an interest rate of 5.5% perannum and a commission rate of 0.25% is payable each quarter or for a fixed term. The base interest rate for fixed term advances follows Euromarket conditions for loans of the corresponding term and currency plus an individual margin. Fixed term advances, which, as amended in fiscal year 2001, provides for borrowings of up to $1,488 (CHF 2,500 based on the exchange rate at December 28, 2001) for a maximum duration of twelve months and for borrowings of up to the remaining $1,488 (CHF 2,500 based on the exchange rate at December 28, 2001) for a maximum duration of six months with minimum advances of $298 (CHF 500).

Borrowings outstanding under the current account as of December 28, 2001 and December 29, 2000 were $513 (862 CHF, based on the exchange rate at December 28, 2001) and $1,537 (2,512 CHF, based on the exchange rate at December 29, 2000), respectively. Fixed term advances at December 28, 2001 were $1,547 (2,600 CHF, based on the exchange rate at December 28, 2001) at an interest rate of 4.52%. There were no fixed term borrowings at December 28, 2001.

The revolving credit facility noted above requires the Company to satisfy certain financial tests, which include positive and negative covenants. The Company was in compliance with the financial covenants as of December 28, 2001.

The Company had a revolving credit facility with a German bank which provided for borrowings of up to approximately $903 (2,000 Deutsch Marks (DEM) at the exchange rate at December 28, 2001) at an interest rate of 8% until August 31, 2001. In view of the currency change in Germany from Deutsch Marks to Euro (EUR) the credit facility was renewed with a due date of February 28, 2003 and provides for borrowing of up to $662 (750 EUR at the exchange rate at December 28, 2001). Payments in the amount of $44 (50 EUR at the exchange rate at December 28, 2001) are due monthly, beginning December 31, 2001. The loan is secured by an assignment of accounts receivable and inventory.

Borrowings outstanding as of December 28, 2001 and December 29, 2000 were $421 (EUR 477 based at the exchange rate at December 28, 2001) and $683 (EUR 649 based at the exchange rate at December 29, 2000), respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes.

The provision (benefit) for income taxes consists of the following:

	2001	2000	1999
Current tax provision (benefit):
United States federal	$484	$(393)	$481
State	146	18	(650)
Foreign	258	317	963

Total current provision (benefit)	888	(58)	794
Deferred tax provision (benefit):
U.S. federal and state	(4,435)	(6,522)	68
Foreign	—	—	—

Total deferred provision (benefit)	(4,435)	(6,522)	68

Provision (benefit) for income taxes	$(3,547)	$(6,580)	$862

Included in the fiscal year 2000 current United States federal net tax benefit is the carryback of a portion of the 2000 net taxable loss to 1998. This carryback resulted in a refund (received January, 2002) of $839 of taxes previously paid. Prior to legislation enacted March 9, 2002 (HR 3090), the Company had federal net operating loss carryforwards from 2000 and 2001 of approximately $4,663 and $10,775 respectively, expiring on various dates through 2021. The result of the new law enables the Company to carryback portions of the federal 2000 and 2001 losses to 1996, 1997 and 1998. Consequently, the federal net operating loss carryforwards from 2000 and 2001 will be $910 and $10,775. These carrybacks will result in refunds of approximately $959. As the law was not enacted as of the end of the fiscal year 2001, no receivable for the refund is recorded.

The Company has net income taxes recoverable at December 28, 2001 and December 29, 2000 of $852 and $1,631, respectively, reported on the balance sheet as other receivables.

The provision (benefit) based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	2001	2000	1999
Computed provision (benefit) for taxes based on income at statutory rate	(34.0)%	(34.0)%	34.0%
Permanent differences	.3	.3	21.8
State taxes, net of federal income tax benefit	(4.1)	(2.3)	(22.3)
Tax effect attributed to foreign operations	(1.9)	2.0	(8.4)
Loss related to previously excluded foreign earnings	—	2.8	—
Valuation allowance	20.3	5.4	—

Effective tax provision (benefit) rate	(19.4)%	(25.8)%	25.1%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5 million at December 28, 2001. Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon.

Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of December 28, 2001 and December 29, 2000 are as follows:

	2001	2000
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$174	$219
Inventory reserves and uniform capitalization	2,478	541
Accrued vacation	177	203
State taxes	14	(375)
Deferred revenue	87	85
Reserve for note receivable	—	591
Reserve for restructuring costs	2,387	556
Other accruals	(13)	—
Discount on trade receivables	—	(57)

Total current deferred tax assets (liabilities)	$5,304	$1,763

Non-current deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	6,025	5,387
Business, foreign and AMT credit carryforwards	885	1,164
Depreciation and amortization	(447)	(2,400)
State taxes	—	115
Reserve for notes receivable	1,405	—
Reserve for restructuring costs	402	333
Valuation allowance	(4,288)	(1,511)

Total non-current deferred tax assets (liabilities)	$3,982	$3,088

NOTE 7—BUSINESS ACQUISITIONS

On November 29, 1999, the Company acquired an additional 20% of the shares of a major European distributor increasing its equity in the distributorship to 80%. Consideration paid for the shares totaled approximately $1,500 in cash, $1,000 in shares and debt of $325, resulting in goodwill of approximately $2,800.

On January 4, 1999 the Company acquired all of the issued and outstanding shares of a distributor of ophthalmic products in exchange for $130 cash, $150 in product allowances and $100 in assumption of liabilities. As part of the Company’s restructuring plan, the subsidiary was closed during fiscal year 2000 (see Note 14).

On December 5, 1999 the Company acquired 80% of the issued and outstanding shares of a medical equipment manufacturer, in exchange for approximately $500 in cash, $1,500 in the Company’s common stock and $500 in debt. The purchase price was allocated to the fair value of net tangible assets acquired of approximately $87, and to the fair value of patents of approximately $2,400.

Pro forma amounts for the acquisitions are not included, as the effect on operations is not material to the Company’s consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—PATENTS AND LICENSING AGREEMENTS

During 1995, the Company acquired from the Intersectoral Research and Technology Complex Eye Microsurgery (“IRTC”), a Russian Federation located in Moscow, Russia, exclusive patent rights to use and sell glaucoma devices in the United States and certain foreign countries. During 1996, the Company acquired from IRTC exclusive rights to several domestic and foreign patents associated with the Company’s ICLs. The transactions involve a specified amount for the patent rights and payments of royalties over the life of the patents.

In 1996, the Company acquired a license, as part of the settlement of litigation with Allergan Medical Optics, relating to an apparatus for insertion of an intraocular lens. The amount paid is included in patents in the accompanying consolidated balance sheet.

The Company has entered into license agreements with Allergan Medical Optics, Alcon Surgical, Inc., Pharmacia & Upjohn, Bausch and Lomb Surgical and Ciba Vision (collectively “Licensees”). Under the terms of the respective agreements, in consideration of a certain amount of royalties prepaid by the Licensees, the Licensees are entitled to use certain Company patents involving foldable IOLs in the United States and selected foreign countries. Royalties received from Licensees are utilized as sales of licensed products are made. During fiscal year 2001, 2000 and 1999, the Company recorded royalty income of $549, $448, and $253, respectively, from these Licenses.

In connection with its acquisition of 80% of the shares of a medical equipment manufacturer, the Company acquired patent assets related to the SonicWAVE Phacoemulsification System and other related technologies. The patent assets are being amortized on a straight-line basis over their estimated useful lives of 17 years.

During 2000, as part of the Company’s restructuring plan, patent assets totaling approximately $4,000 were written off (see Note 14).

NOTE 9—STOCKHOLDERS’ EQUITY

Common Stock

In fiscal year 1999, the Company issued 271 shares as partial consideration for business acquisitions. Also, during 1999, the Company repurchased and cancelled 40 shares.

In fiscal year 2000, the Company issued 143 shares to consultants for services rendered to the Company. Also, during 2000, the Company completed a private placement with institutional investors of 1,500 shares of the Company’s common stock, for net proceeds of $18,700.

In fiscal year 2001, the Company issued 192 shares to consultants for services rendered to the Company.

Receivables from Officers and Directors

As of December 28, 2001 and December 29, 2000, notes receivable from officers and directors totaling $5,408 and $7,238, respectively, were outstanding. The notes were issued in connection with purchases of the Company’s common stock and bear interest at rates ranging between 3.69% and 8% per annum, or at the lowest federal applicable rate allowed by the Internal Revenue Service. The notes are secured by stock pledge agreements and mature on various dates through November 1, 2005.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2001 and 2000, the Company recorded a $2,100 and $1,500 reserve against the notes receivable of a former president and a board member. The action was considered necessary due to a sharp decline in the price of the Company’s stock which was pledged as collateral for the notes.

Options

The table below summarizes the transactions in the Company’s stock option plans:

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 1999	1,545	$6.69
Options granted	453	$10.07
Options exercised	(538)	$6.13
Options forfeited / cancelled	—	—

Balance at December 31, 1999	1,460	$7.75
Options granted	1,604	$10.35
Options exercised	(498)	$7.03
Options forfeited / cancelled	(674)	$8.05

Balance at December 29, 2000	1,892	$9.95
Options granted	1,114	$6.98
Options exercised	(18)	$3.57
Options forfeited / cancelled	(77)	$9.77

Balance at December 28, 2001	2,911	$8.85

Options exercisable (vested) at December 28, 2001	1,808	$9.59

Under provisions of the Company’s 1991 Stock Option Plan, 2,000 shares were reserved for issuance. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. At December 28, 2001, December 29, 2000, and December 31, 1999 options for 384, 434, and 123 shares were outstanding, with exercise prices ranging between $2.50 to $14.50 per share.

In fiscal year 1996, the Board of Directors approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase or awards of the Company’s common stock. Under provisions of the Non-Qualified Stock Plan, 600 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 170, 175, and 152 shares were outstanding at December 28, 2001, December 29, 2000 and December 31, 1999, respectively. The options were originally issued with an exercise price of $12.50 per share. During fiscal year 1998 the exercise price was reduced to $6.25 per share by action of the Board of Directors.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of incentive options and/or non-qualified options to purchase or awards of the Company’s common stock. Under the provisions of the plan, 1,000 shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the Plan. During fiscal year 2001, pursuant to Article IV of the Plan, the shareholders of the Company authorized an additional 1,500 shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 1,385, 810 and 998 shares were outstanding at December 28, 2001, December 29, 2000 and December 31, 1999, respectively, with exercise prices ranging between $2.00 and $15.75 per share.

In fiscal year 1999, officers, employees and others exercised 538 options from the 1990, 1991, and non-qualified stock option plans at prices ranging from $1.60 to $12.00 resulting in cash, notes and stock proceeds totaling $3,296.

In fiscal year 2000, officers, employees and others exercised 499 options from the 1990, 1991, 1996, 1998 and non-qualified stock option plans at prices ranging from $2.50 to $13.63 resulting in cash and note proceeds totaling $3,524.

In fiscal year 2001, officers, employees and others exercised 18 options from the 1991 and 1996 stock option plans at prices ranging from $2.50 to $6.25 resulting in cash proceeds totaling $63.

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation expense for the Company’s stock option plans had been determined in accordance with the fair value based method. In determining the estimated fair value of stock options at the grant date, the Company uses the Black-Scholes option-pricing model. Weighted-average assumptions used for grants in 2001 were; dividend yield of 0 percent; expected volatility of 64 percent; risk free interest rate of 4.5 percent, and expected lives of 1-3 years; in 2000; dividend yield of 0 percent; expected volatility of 42 percent; risk free interest rate of 4.5 percent, and expected lives of 1-5 years; and in 1999; dividend yield of 0 percent; expected volatility of 73 percent; risk free rate of 6.5 percent; and expected lives of 3 years.

The weighted average fair value of options granted during the year ended December 28, 2001, December 29, 2000, and December 31, 1999 were $0.55 to $3.72, $1.32 to $4.55 and $5.62, respectively.

Pro forma net income and earnings per share for fiscal year 2001, 2000 and 1999 had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123 are as follows:

	2001	2000	1999
Net income (loss)
As reported	$(14,833)	$(18,902)	$2,154
Pro forma	$(16,321)	$(20,499)	$1,584
Basic earning (loss) per share
As reported	$(0.87)	$(1.23)	$.15
Pro forma	$(0.96)	$(1.33)	$.11
Diluted earnings (loss) per share
As reported	$(0.87)	$(1.23)	$.15
Pro forma	$(0.96)	$(1.33)	$.11

Due to the fact that the Company’s stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1996 through 2001.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 28, 2001.

Range of Exercise Prices	Number Outstanding at 12/28/01	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/28/01	Weighted-Average Exercise Price

$1.70 to $2.55	274	5.1 years	$ 1.98	28	$ 2.06
$3.35 to $5.05	358	3.7 years	$ 4.11	130	$ 4.05
$5.85 to $8.80	425	5.3 years	$ 6.32	415	$ 6.29
$9.35 to $14.05	1,832	6.9 years	$11.31	1,233	$11.45
$14.50 to $15.75	22	3.8 years	$15.64	2	$14.50

$1.70 to $15.75	2,911	6.1 years	$ 8.85	1,808	$ 9.59

Warrants

The table below summarizes the transactions related to warrants to purchase the Company’s common stock:

	Number of Shares	Weighted-Average Exercise Price
Balance at January 1, 1999	60	$3.94
Warrants exercised	—	—

Balance at December 31, 1999	60	$3.94
Warrants exercised	(55)	$3.10

Balance at December 28, 2001 and December 29, 2000	5	$1.20

All warrants are exercisable as of December 28, 2001.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain property, plant and equipment under capital and operating lease agreements.

Annual future minimum lease payments under non-cancelable operating lease commitments as of December 28, 2001 are as follows:

Fiscal Year
2002	$ 973
2003	622
2004	295
2005	273
2006	254
Thereafter	8

Total	$2,425

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was approximately $1,091, $1,109 and $1,125 for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

Supply Agreement

In May 1999, the Company entered into a license and supply agreement with another manufacturer to license and re-sell one of the manufacturer’s products. Under the terms of the agreement, the Company was committed to purchase the specified product for total sum of $3,172 over 18 months. In September 2001, the supply agreement was amended reducing the minimum contractual amount that the Company is obligated to purchase from the manufacturer to $2,460 over a 24 month period commencing September 1, 2001. The agreement, as amended, is in effect for a minimum of two years, and can be cancelled thereafter by either party upon four months written notice. Purchases under this agreement for fiscal 2001 were approximately $735.

In December 2000, the Company entered into a minimum purchase agreement with another manufacturer for the purchase of viscoelastic solution, an adjunct product used in cataract surgery which received FDA approval during fiscal 2001. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the Seller gains regulatory approval of the product in other markets, as requested by the Company. Purchases under this agreement for fiscal 2001 were approximately $184.

As of December 31, 2001 estimated annual purchase commitments under these contracts are as follows:

2002	$ 911
2003	1,830
2004	600
2005	600
2006	600

Total	$4,541

Litigation and Claims

The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, shareholder suits and claims of product liability. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company’s consolidated financial position and annual results of operations and cash flows.

The Company was in dispute with its Japanese joint venture partners Canon, Inc. and Canon Sales Co., Inc. (collectively the “Canon Companies”). The Canon Companies alleged that the Company breached the joint venture agreement and certain distributor and license agreements. The Canon Companies were seeking unspecified monetary damages for these alleged breaches. In its counterclaim, the Company sought an accounting from the Canon Companies for profits made by the Canon Companies as a result of unfair dealing, for a transfer of the Canon Companies’ interest in the joint venture to the Company at book value, and, in the event the Company’s request for a transfer was not granted, for the winding up, liquidation and dissolution of the joint venture. During fiscal year 2001, the Company executed an agreement with the Canon Companies resolving all claims between the parties and reaffirming the partnering arrangement to manufacture and distribute ophthalmic products based on the Company’s technology by the joint venture company, Canon STAAR Company, Inc. The

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement settles the Federal lawsuit previously filed by STAAR in the U.S. District Court and the parties’ respective claims previously filed with the Japanese Commercial Arbitration

The Company terminated its former President and Chief Executive Officer, John R. Wolf, on May 30, 2000. Mr. Wolf filed an action against the Company claiming that his termination was wrongful. Mr. Wolf also filed an action for declaratory relief and injunctive relief relating to his attempt to exercise stock options. The Company believes it has claims against Mr. Wolf relating to loans made by the Company to him, and has filed an action against Mr. Wolf on that basis. The Company’s action also seeks a declaration that the Company had cause to terminate Mr. Wolf’s employment.

NOTE 11—OTHER LIABILITIES

Other Current Liabilities

Included in other current liabilities at December 28, 2001 and December 29, 2000 are approximately $1,402 and $1,386 of commissions due to outside sales representatives; income tax payable of $997 and $784; deferred revenue of $224 and $0; and accrued restructuring costs of $100 and $2,236, respectively.

Other Long-Term Liabilities

Included in other long-term liabilities at December 28, 2001 and December 29, 2000 is a pension obligation related to an officer of a foreign subsidiary of approximately $257 and $248, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

The Company has had significant related party transactions as discussed in Notes 4 and 9.

The Company issues options to purchase 60,000 shares of its common stock at fair market value on the date of grant to members of its Board of Directors upon election or reelection for services provided as Board members.

The Company holds various promissory notes from current and former officers and directors of the Company. The notes, which provide for interest at the lowest applicable rate allowed by the Internal Revenue Code, expire on various dates through November 11, 2002. Amounts due from officers and directors and included in Prepaids, Deposits, and Other Current Assets at December 28, 2001 and December 29, 2000 were $460 and $540, respectively.

The Company has a consulting contract with one of the members of its Board of Directors. Under the agreement, dated March 1, 2001, the consultant is to provide certain services for a period of one year. In exchange for the services, the Company issued an option to purchase 20 shares of the Company’s common stock at fair market value on the date of grant, 50% vested on the grant date of April 27, 2001 and 50% will vest at the end of the contract period. In addition, the contract provides for payment of a minimum monthly retainer of $9 for six days work. Days worked in excess of six are compensated at a rate of $2 per day. Upon the grant of options, the minimum monthly retainer was reduced to $6, and the per-diem rate after six days worked to $1. Amounts paid under the contract as of December 28, 2001 were $93.

The Company had a consulting contract with a corporation owned by an employee of one of its foreign subsidiaries. The consulting contract, which began October 1, 1999 and ending October 1, 2005, provided for monthly payments of $20 in exchange for specified services. During fiscal year 2001, the parties agreed to

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terminate the contract at a discount in exchange for cash and forgiveness of a note receivable due the subsidiary from the employee. Debt forgiveness totaled $658 (1,404 DM at the exchange rate in effect on the settlement date). During fiscal year 2001, 2000, and 1999, amounts paid or accrued under the contract totaled $180, $240, and $40, respectively. Amounts due from the employee and included in Prepaids, Deposits, and Other Current Assets at December 28, 2001 and December 29, 2000 were $523 (1,158 DM at the exchange rate on December 28, 2001) and $766 (1,611 DM at the exchange rate on December 29, 2000).

During fiscal year 2001, 2000 and 1999, a law firm, of which a principal was an officer, director and stockholder of the Company, received approximately $1,496, $2,000 and $247, respectively, for fees in connection with legal services performed on behalf of the Company.

The Company paid an override sales commission, based upon a percentage of the Company’s sales, to a corporation owned by an officer of the Company in its capacity as a sales representative for the Company. This agreement dates back to 1983, when the officer initially became associated with the Company in a sales and marketing capacity. Commissions paid or accrued under this arrangement totaled approximately $0, $0 and $337 during fiscal year 2001, 2000 and 1999, respectively. During fiscal year 1999, the Company paid $1,250 in consideration for the cancellation of the agreement. The amount was included in Other Assets at December 31, 1999 and was written off during fiscal year 2000 as part of the Company’s plan of restructuring (see Note 14).

NOTE 13—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Net cash provided by operating activities includes interest paid of approximately $640, $1,496 and $1,047 for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. Income taxes paid amounted to approximately $479, $648 and $1,312 for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

	2001	2000	1999
Non cash financing activities:
Notes receivable from officers and directors (Note 9)	$—	$1,167	$1,605
Acquisition of business:
Assets acquired	$—	$—	$4,403
Goodwill	—	—	3,137
Liabilities assumed	—	—	(1,763)
Common stock issued	—	—	(2,500)
Cash paid	—	—	(2,197)

Debt incurred	$—	$—	$(1,080)

NOTE 14—RESTRUCTURING AND ASSET IMPAIRMENT

On June 22, 2000, the Company announced the details of its plan of restructuring. In conjunction with the implementation of the plan, the Company recorded a pretax charge to earnings of approximately $13,800 in the second quarter of fiscal year 2000. The charges include approximately $900 for restructuring of certain subsidiaries, approximately $4,000 to write-off patents that were determined to have no future value to the Company, approximately $l,900 of costs incurred by the Company relating to activities that were abandoned, approximately $4,100 relating to severance and other employee separation costs, approximately $1,900 relating to the disposition of investment and assets related to the Company’s abandoned entry into the Lasik market, and approximately $1,000 relating to the closure of a foreign subsidiary. As part of the restructuring plan, a total of 19 employees were laid-off, terminated or resigned.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company wrote-off approximately $5,200 in inventory that no longer fit the Company’s future direction and recorded an approximate $4,700 charge related to the write-off of its Japanese joint venture. At December 28, 2001 and December 29, 2000, the Company had approximately $100 and $2,200 of accrued restructuring charges consisting of future payments to former employees and lease obligations, respectively.

In June 2001 management completed an extensive operational review of the Company. Based upon that review, in August 2001 the Company implemented a plan that management believes will allow the Company to become profitable. As a result of implementing the plan, the Company significantly changed its manufacturing processes and location including consolidating lathing activity into the Swiss manufacturing site from the current dual site operations and reducing molded lens capacity at the California site. The Company also reduced its workforce and closed certain overseas operations. In conjunction with the implementation of the plan, the Company recorded pretax charges of approximately $7,800 in the third and fourth quarters of fiscal year 2001. Planned charges include approximately $3,700 in fixed asset write-offs, $300 in severance and employee relocation costs, and $1,000 for subsidiary closures. Additionally, the Company reserved $2,100 of notes receivable from former officers and directors of the Company and paid $700 in consideration for the early termination of a consulting contract with the president of one of the Company’s European distributors.

The Company also wrote off $6,400 of inventory related to voluntary product recalls and excess and obsolete inventory in the second and fourth quarters of 2001. The amount is included in cost of sales at December 28, 2001.

NOTE 15—NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings (loss) per share:

	2001	2000	1999
Basic weighted average shares outstanding	17,003	15,378	14,157
Diluted effect of stock options and warrants	—	—	599

Diluted weighted average shares outstanding	17,003	15,378	14,756

NOTE 16—GEOGRAPHIC AND PRODUCT DATA

The Company develops, manufactures and distributes medical devices used in minimally invasive ophthalmic surgery. Substantially all of the Company’s revenues result from the sale of the Company’s medical devices. The Company distributes its medical devices in the cataract, refractive and glaucoma segments within ophthalmology. During the years presented, revenues from the refractive and glaucoma segments were less than 5% of total revenue. Accordingly, the difference is not significant enough for the Company to account for these products separately or to justify segmented reporting by product type.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company markets and sells its products in over 40 countries and has manufacturing sites in the United States and Switzerland. Other than the United States and Germany, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s sales to unaffiliated customers between those in the United States, Germany, and those in other locations for each year, is set forth below.

	2001	2000	1999
Sales to unaffiliated customers
U.S.	$27,465	$29,501	$27,976
Germany	14,907	14,182	16,916
Other	7,865	10,303	14,063

Total	$50,237	$53,986	$58,955

The composition of the Company’s property, plant and equipment between those in the United States, Switzerland, and those in other countries is set forth below.

	2001	2000	1999
Property, Plant and Equipment
U.S.	$6,316	$10,920	$9,705
Switzerland	2,123	2,270	2,198
Other	303	436	773

Total	$8,742	$13,626	$12,676

The Company sells its products internationally, which subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability.

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary unaudited quarterly financial data from continuing operations for fiscal 2001 and 2000 is as follows:

December 28, 2001	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands except per share data)
Revenues	$13,001	$12,890	$12,154	$12,741
Gross Profit	7,822	1,865	6,688	6,208
Net Loss	(230)	(4,177)	(1,991)	(8,435)
Basic Income Per Share	(.01)	(.25)	(.12)	(.49)
Diluted Income Per Share	(.01)	(.25)	(.12)	(.49)

December 29, 2000	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$14,138	$12,848	$13,664	$13,784
Gross Profit	8,658	2,718	8,310	8,419
Net Income (Loss)	264	(18,514)	542	(1,194)
Basic Income Per Share	.02	(1.25)	.04	(.07)
Diluted Income Per Share	.02	(1.25)	.04	(.07)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—FOURTH QUARTER SIGNIFICANT ITEMS

In connection with the Company’s comprehensive review of its global operations to increase efficiencies and return on assets, planned and unplanned charges recorded in the fourth quarter of 2001 were as follows: $799 in obsolete Collamer inventory, $658 related to the termination of a consulting contract, $3,700 in fixed asset write-offs, and $1,059 for subsidiary closures (see Notes 12 and 14).

NOTE 19—SUBSEQUENT EVENTS

On March 27, 2002 the Company and its domestic lender executed a commitment letter memorializing the lender’s agreement to extend the maturity date of the Company’s line of credit for one year. This agreement is conditioned upon the execution and delivery to the lender of definitive documentation, satisfactory to the lender, evidencing the extension, the delivery to the lender of a good standing certificate from the state of Delaware, and payment to the lender of fees and costs associated with the transaction. Furthermore, the extension is conditioned upon the lender’s determination that there has been no material adverse change in the Company’s financial condition or business nor any material decline in the market value of the collateral. The lender may also require other conditions precedent, although it has not done so to date. The lender has prepared the definitive agreement and the Company is in the process of reviewing it.
Legislation enacted March 9, 2002 (HR 3090), enables the Company to carryback portions of its federal 2000 and 2001 losses to 1996, 1997 and 1998. Consequently, the federal net operating loss carryforwards from 2000 and 2001 will be $910 and $10,775. These carrybacks will result in refunds of approximately $959. As the law was not enacted as of the end of the fiscal year 2001, no receivable for the refund is recorded.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’

REPORT ON SCHEDULE

To the Board of Directors
STAAR Surgical Company

The audits referred to in our report dated March 5, 2002 (except for Note 19 which is dated March 27, 2002), included the related financial statement schedule as of December 28, 2001, and for each of the three years in the period ended December 28, 2001, included in the annual report on Form 10-K of STAAR Surgical Company and Subsidiaries. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/S/	BDO SEIDMAN, LLP

Los Angeles, California
March 5, 2002
(except for Note 19 which is dated March 27, 2002)

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ CONSENT

To the Board of Directors
STAAR Surgical Company

We consent to incorporation by reference in the Registration Statement (No. 33-37248) (No. 33-76404) and (No. 33-60241) on Form S-8 of STAAR Surgical Company of our report dated March 5, 2002 (except for Note 19 which is dated March 27, 2001) relating to the consolidated balance sheets of STAAR Surgical Company and Subsidiaries as of December 28, 2001 and December 29, 2000 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows and related schedule for each of the three years in the period ended December 28, 2001, which report appears in the December 28, 2001 annual report on Form 10-K of STAAR Surgical Company and subsidiaries.

/S/	BDO SEIDMAN, LLP

Los Angeles, California
March 5, 2002
(except for Note 19 which is dated March 27, 2002)