Form 10-Q
period 2002-03-29
STAAR SURGICAL COMPANY
filed 2002-05-09
CIK 718937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 29, 2002

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

    The Registrant has 17,162,891 shares of common stock, par value $0.01 per share, issued and outstanding as of May 3, 2002.

        Total number of sequentially numbered pages in this document: 12

                             STAAR SURGICAL COMPANY

                                      INDEX

                                                                                                  PAGE
PART I                                                                                           NUMBER
Item 1 - Financial Information

     Condensed Consolidated Balance Sheets - March 29, 2002 and
         December 28, 2001                                                                         1

     Condensed Consolidated Statements of Operations - Three Months Ended
         March 29, 2002 and March 30, 2001                                                         2

     Condensed Consolidated Statements of Cash Flows - Three Months Ended
         March 29, 2002 and March 30, 2001                                                         3

     Notes to the Condensed Consolidated Financial Statements                                      4

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                     8


PART II

Item 1 - Legal Proceedings                                                                        11

Item 2 - Changes in Securities and Use of Proceeds                                                11

Item 3 - Defaults Upon Senior Securities                                                          11

Item 4 - Submission of Matters to a Vote of Security Holders                                      11

Item 5 - Other Information                                                                        11

Item 6 - Exhibits and Reports on Form 8-K                                                         11

Signature Page                                                                                    12

                             STAAR SURGICAL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                   March 29,        December 28,
                           ASSETS                                                     2002             2001
                                                                                 -------------      ------------
                                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $    764           $    853
     Restricted cash                                                                  2,000              2,000
     Accounts receivable, net                                                         7,633              7,903
     Other receivables                                                                2,025              2,041
     Inventories                                                                     13,981             15,231
     Prepaids, deposits, and other current assets                                     2,753              2,470
     Deferred income tax, current                                                     5,304              5,304
                                                                                   --------           --------
          Total current assets                                                       34,460             35,802
                                                                                   --------           --------
Investment in joint venture                                                             478                466
Property, plant and equipment, net                                                    8,386              8,742
Patents and licenses, net                                                             9,669              9,896
Goodwill, net                                                                         5,985              5,985
Deferred income tax, non-current                                                      3,982              3,982
Other assets                                                                            982                932
                                                                                   --------           --------
         Total assets                                                              $ 63,942           $ 65,805
                                                                                   ========           ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                 $  7,769           $  8,216
     Accounts payable                                                                 5,378              5,593
     Other current liabilities                                                        4,478              4,852
                                                                                   --------           --------
          Total current liabilities                                                  17,625             18,661

Other long-term liabilities                                                             274                316
                                                                                   --------           --------
          Total liabilities                                                          17,899             18,977
                                                                                   --------           --------
Minority interest                                                                       429                382
                                                                                   --------           --------
Stockholders' equity:
     Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 17,163 at March 29, 2002 and 17,158, at December 28, 2001
                                                                                        172                172
     Capital in excess of par value                                                  75,630             75,573
     Accumulated other comprehensive income                                          (1,620)            (1,728)
     Accumulated deficit                                                            (25,260)           (24,263)
                                                                                   --------           --------
                                                                                     48,922             49,754
     Notes receivable from officers and directors                                    (3,308)            (3,308)
                                                                                   --------           --------
          Total stockholders' equity                                                 45,614             46,446
                                                                                   --------           --------
          Total liabilities and stockholders' equity                               $ 63,942           $ 65,805
                                                                                   ========           ========


Note: The amounts presented in the December 28, 2001 balance sheet are derived from the audited financial statements for the year ended December 28, 2001. See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      Three Months Ended
                                                             March 29,                 March 30,
                                                                2002                     2001
                                                            -----------               ----------
Sales                                                          $ 11,631                 $ 12,903
Royalty and other income                                            100                       98
                                                               --------                 --------
     Total revenues                                              11,731                   13,001
                                                               --------                 --------

Cost of sales                                                     6,019                    5,179
                                                               --------                 --------

     Gross profit                                                 5,712                    7,822
                                                               --------                 --------

Selling, general, and administrative expenses:

  General and administrative                                      2,402                    2,259
  Marketing and selling                                           4,002                    5,091
  Research and development                                        1,076                      818
                                                               --------                 --------
     Total selling, general, and administrative
     expenses                                                     7,480                    8,168
                                                               --------                 --------

     Operating loss                                              (1,768)                    (346)
                                                               --------                 --------

Other income (expense):

  Equity in earnings of joint venture                                12                       --
  Interest income                                                    18                       67
  Interest expense                                                 (127)                    (207)
  Other income (expense)                                            (23)                      34
                                                               --------                 --------
     Total other expense, net                                      (120)                    (106)
                                                               --------                 --------

Loss before income taxes and minority interest                   (1,888)                    (452)


Income tax benefit                                                 (932)                    (266)


Minority interest                                                    41                       44
                                                               --------                 --------

Net loss                                                       $   (997)                $   (230)
                                                               ========                 ========

Net loss per share                                             $   (.06)                $   (.01)
                                                               ========                 ========

Weighted average shares outstanding                              17,159                   16,953
                                                               ========                 ========



   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            March 29,          March 30,
                                                                              2002               2001
                                                                            ---------          ---------
Cash flows from operating activities:
   Net loss                                                                  $  (997)           $  (230)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation of property and equipment                                      521                555
     Amortization of intangibles                                                 227                290
     Equity in earnings of joint venture                                         (12)                --
     Deferred revenue                                                             --                710
     Deferred income taxes                                                        --               (420)
     Stock-based compensation expense                                             51                 --
     Minority interest                                                            47                 44
   Changes in working capital:
     Accounts receivable                                                         270               (135)
     Other receivable                                                             16                 --
     Inventories                                                               1,250             (1,733)
     Prepaids, deposits, and other current assets                               (283)               (45)
     Accounts payable                                                           (215)                (6)
     Other current liabilities                                                  (374)            (1,317)
                                                                             -------            -------
       Net cash provided by (used in) operating activities
                                                                                 501             (2,287)
                                                                             -------            -------

Cash flows from investing activities:
   Acquisition of property and equipment                                        (165)              (129)
   Increase in patents and licenses                                               --                (51)
   Increase in other assets                                                      (50)              (126)
   Proceeds from notes receivable and other                                       --                321
                                                                             -------            -------
       Net cash provided by (used in) investing activities                      (215)                15
                                                                             -------            -------

Cash flows from financing activities:
   Increase (decrease) in borrowings under notes payable                        (489)               518
   Proceeds from stock options                                                     6                 31
                                                                             -------            -------
       Net cash provided by (used in) financing activities                      (483)               549
                                                                             -------            -------

Effect of exchange rate changes on cash and cash equivalents                     108               (337)
                                                                             -------            -------

Decrease in cash and cash equivalents                                            (89)            (2,060)
Cash and cash equivalents, at the beginning of the year                          853              6,087
                                                                             -------            -------
Cash and cash equivalents, at the end of the year                            $   764            $ 4,027
                                                                             =======            =======

   See accompanying notes to the condensed consolidated financial statements.

                             STAAR SURGICAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                 March 29, 2002

1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company, its wholly and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity as accumulated other comprehensive income. During the three-months ended March 29, 2002 and March 30, 2001, the net foreign translation gain (loss) was $108 and ($337). Net foreign currency transaction gain (loss) for the three months ended March 29, 2002 and March 30, 2001 was ($3) and $92.

     Investment in the Japanese joint venture is accounted for using the equity method of accounting except for the nine-months ended September 29, 2001 and the year ended December 28, 2000 when the investment was written off and earnings were recognized on a cash basis.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three months ended March 29, 2002 and March 30, 2001, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2001. The results of operations for the three months ended March 29, 2002 and March 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

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

                                                Three Months Ended
                                             March 29,     March 30,
                                               2002          2001
                                             ---------     ---------

          Sales to unaffiliated customers
          United States                       $  6,252      $  6,906
          Germany                                3,692         3,761
          Other                                  1,687         2,236
                                             ---------     ---------

          Total                               $ 11,631      $ 12,903
                                             =========     =========


    The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at March 29, 2002 and December 28, 2001:

                                             March 29,     December 28,
                                               2002           2001
                                             ---------     ----------

          Raw materials and purchased parts   $  1,502      $  1,610
          Work in process                        2,959         3,252
          Finished goods                         9,520        10,369
                                             ---------     ---------
                                              $ 13,981      $ 15,231
                                             =========     =========


4.  Notes Payable

     On March 29, 2002 the Company's line of credit was amended. The amended terms extend the maturity date to March 31, 2003, provide as additional collateral 66% of the common stock of STAAR Surgical AG and 100% of the Company's interest in Circuit Tree Medical, Inc. Additionally, the bank, at its option, may request collateral in the form of the Company's interest in its subsidiaries in Australia and Canada. The interest rate is prime plus a spread from 1% to 4% plus a commitment fee of .25% to 1% based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis. The agreement requires the Company to satisfy certain financial tests, which include positive and negative covenants and also requires the maintenance of minimum cash balances.

5.   Reclassifications

     Certain reclassifications may have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

6.   Contingencies

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

7.   Loss Per Share

     For the three months ended March 29, 2002 and March 30, 2001 0 and 5 warrants and 3,157 and 2,407 options to purchase shares of the Company's common stock were outstanding. These potential common shares were excluded from the computation of diluted earnings per share for both periods, because their inclusion would have an antidilutive effect.

8.   New Accounting Pronouncements

     In June 2001, the FASB finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires the Company to recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on criteria in SFAS 141.

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

     The Company has adopted SFAS 141 and 142 effective December 29, 2001 but has not yet determined how this will impact its future financial position and results of operations. Our previous business combinations were accounted for using the purchase method and the Company has no intangible assets acquired in connection with the business combinations that are required to be recognized separately from goodwill. The Company ceased amortization of goodwill effective as of December 29, 2001. As provided under SFAS 142, the initial testing of goodwill for possible impairment will be completed within the first six months of 2002 and final testing, if possible impairment has been identified, by the end of the year. As of March 31, 2002, the net carrying amount of goodwill is $5,985.

     In accordance with SFAS 142, prior period amounts were not restated. The March 29, 2002 net loss adjusted for the exclusion of amortization of goodwill would have been $90 less than reported and there would have been no difference in basic or diluted earnings per share.

     The Company also has other intangible assets, consisting of patents and licenses, with a net carrying value of $9,669 as of March 29, 2002. The estimated useful life of these intangible assets is based on legal and contractual provisions that limit their useful lives.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will have no material impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, although early adoption is permitted. The Company's adoption of SFAS 144 did not have a material impact on its financial position and results of operations.

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

     In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

                                          Percentage of Total        Percentage
                                             Revenues for            Change for
                                             Three Months           Three Months
                                         March           March          2002
                                           29,            30,            vs.
                                          2002           2001           2001
                                         ------         ------         ------

         Total Revenues                   100.0%         100.0%         (9.8)%
         Cost of Sales                     51.3           39.8          16.2
                                         ------         ------
         Gross Profit                      48.7           60.2         (27.0)
         Costs and Expenses:
           General and Administrative      20.5           17.4           6.3
           Marketing and Selling           34.1           39.2         (21.4)
           Research and Development         9.2            6.3          31.6
                                         ------         ------
           Total Costs and Expenses        63.8           62.9          (8.4)
         Operating Loss                   (15.1)          (2.7)        411.3
         Other Expense, Net                (1.0)          (0.8)         12.9
                                         ------         ------
         Loss Before Income Taxes         (16.1)          (3.5)        318.0
         Income Tax Benefit                (7.9)          (2.0)        250.6
         Minority Interest                  0.3             .3          (6.4)
                                         ------         ------
         Net Loss                          (8.5)%         (1.8)%       334.2%
                                         ======         ======

Revenues

   Revenues for the three-month period ended March 29, 2002 were $11.7 million, which is $1.3 million or 9.8% less than the $13.0 million in revenues for the three-month period ended March 30, 2001. The decrease was due to decreased sales of foreign subsidiaries that were closed in 2001, decreased average selling prices of the Company's Elastic silicone IOL, and decreased units sales of the Company's Elastimide silicone IOL and its Collamer IOL in the United States. The decreases in U.S. sales were partly offset by increased sales of the AquaFlow Glaucoma Device and STAARVISC II. Sales of the Company's Implantable Contact Lens (ICL) increased due to the approval of the product for sale in Canada.

Cost of Sales

   Cost of sales increased to 51.3% of revenues for the three-months ended March 29, 2002 from 39.8% of revenues for the three-months ended March 30, 2001. The increase as a percentage of revenues is due to decreased revenues and to the higher unit costs of silicone IOLs as a result of lower production levels in 2001.

General & Administrative

   General and administrative expense increased approximately $143,000 to 20.5% of revenues for the three-months ended March 29, 2002 from 17.4% of revenues for the three-months ended March 30, 2001. The increase as a percent of revenues was due primarily to lower overall revenues. Other reasons for the increase were increased utility expenses, increased insurance costs, and increased professional fees. Increases in general and administrative expenses were partially offset by the elimination of goodwill amortization as a result of the adoption of SFAS 142 during the quarter ended March 29, 2002. Goodwill amortization for the three-months ended March 30, 2001 was approximately $90,000.

Marketing and Selling

   Marketing and selling expense decreased approximately $1.1 million to 34.1% of revenues for the three-months ended March 29, 2002 compared to 39.2% of revenues for the three-months ended March 30, 2001. The decrease in marketing and selling expense as a percentage of revenues was attributable to decreased revenues, decreased costs associated with the release, in 2001, of the Sonic WAVE Phacoemulsification System direct sales force, and the timing of certain trade shows.

Research and Development

   Research and development expense for the first quarter ending March 29, 2002 increased approximately $258,000 to 9.2% of revenues compared to 6.3% of revenues at March 30, 2001. The increase as a percent of revenues was due to decreased revenues and to increased expenditures in the continued development and improvement of the Sonic WAVE Phacoemulsification System.

Other Expense, Net

     Other expense, net for the quarter ended March 29, 2002 was $120,000, or 1.0% of revenues, as compared to $106,000, or .8% of revenues, for the quarter ended March 30, 2001. The increase as a percent of revenues was due to decreased revenues.

Income Tax Benefit

     Legislation enacted March 9, 2002 (HR 3090), enables the Company to carryback portions of its federal 2000 and 2001 losses to 1996, 1997 and 1998. Consequently, the federal net operating loss carryforwards from 2000 and 2001 will be $910 and $10,775. These carrybacks will result in refunds of approximately $959. During the quarter ended March 29, 2002, the Company recorded an income tax benefit and an income tax refund receivable for the carryback claim.

     Realization of deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance of $4.3 million at March 29, 2002. Future taxable income is based on management's forecast of the operating results of the Company and there can be no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Company will increase the valuation allowance by a charge to income tax expense in the period of such determination.

Liquidity and Capital Resources

     Cash and cash equivalents for the quarter ended March 29, 2002 decreased by approximately $89,000 relative to the fiscal year ended December 28, 2001 and were used to fund operations and pay down notes payable.

     During the quarter, inventories decreased by $1.3 million relative to the fiscal year ended December 28, 2001. Inventories decreased due to better inventory management and a continued emphasis on lowering overall inventory quantities.

     On March 29, 2002 the Company's line of credit was amended. The amended terms extend the maturity date to March 31, 2003, provide as additional collateral 66% of the common stock of STAAR Surgical AG and 100% of the Company's interest in Circuit Tree Medical, Inc. Additionally, the bank at its option, may request collateral in the form of the Company's interest in its subsidiaries in Australia and Canada. The interest rate is prime plus a spread from 1% to 4% plus a commitment fee of .25% to 1% based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis. The agreement requires the Company to satisfy certain financial tests, which include positive and negative covenants and also requires the maintenance of minimum cash balances.

     As of March 29, 2002, the Company had a current ratio of 2.0:1, net working capital of $16.8 million and net equity of $45.6 million compared to December 28, 2001 when the Company's current ratio was 1.9:1, its net working capital was $17.1 million, and its net equity was $46.4 million.

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

PART II - ITEM 1           LEGAL PROCEEDINGS

Not applicable

PART II - ITEM 2           CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

PART II - ITEM 3           DEFAULTS UPON SENIOR SECURITIES

Not applicable

PART II - ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II - ITEM 5           OTHER INFORMATION

Not applicable

PART II - ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

3.1      Certificate of Incorporation, as amended(1)
3.2      By-laws, as amended(2)
4.5      Stockholders' Rights Plan, dated effective April 20, 1995(2)

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

                             STAAR SURGICAL COMPANY

Date:  May 8, 2002                              by:      /s/ JOHN BILY
                                               ---------------------------------
                                                         John Bily
                                               Chief Financial Officer and
                                                 Duly Authorized Officer
                                             (Principal accounting and financial
                                                  Officer for the quarter)