Form 10-Q
period 2002-06-28
STAAR SURGICAL COMPANY
filed 2002-08-12
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-11634

STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-3797439
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1911 Walker Avenue
Monrovia, California
91016
(Address of principal executive offices)
(Zip Code)

(626) 303-7902
(Registrant’s telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐

The Registrant has 17,205,347 shares of common stock, par value $0.01 per share, issued and outstanding as of July 30, 2002.

Total number of sequentially numbered pages in this document: 16

STAAR SURGICAL COMPANY

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 28, 2002	December 28, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$615	$853
Restricted cash	2,000	2,000
Accounts receivable, net	6,888	7,542
Other receivables	2,145	2,041
Inventories	13,323	15,231
Prepaids, deposits, and other current assets	2,877	2,470
Deferred income tax, current	5,304	5,304

Total current assets	33,152	35,441

Investment in joint venture	432	466
Property, plant and equipment, net	8,019	8,742
Patents and licenses, net	9,503	9,896
Goodwill, net	5,985	5,985
Deferred income tax, non-current	3,982	3,982
Other assets	1,363	1,293

Total assets	$62,436	$65,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8,210	$8,216
Accounts payable	5,243	5,593
Other current liabilities	4,892	4,852

Total current liabilities	18,345	18,661

Other long-term liabilities	303	316

Total liabilities	18,648	18,977

Minority interest	377	382

Stockholders’ equity:
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 17,161 at June 28, 2002 and 17,158, at December 28, 2001	172	172
Capital in excess of par value	75,706	75,573
Accumulated other comprehensive income	10	(1,728)
Accumulated deficit	(29,169)	(24,263)

	46,719	49,754
Notes receivable from officers and directors	(3,308)	(3,308)

Total stockholders’ equity	43,411	46,446

Total liabilities and stockholders’ equity	$62,436	$65,805

Note:
The amounts presented in the December 28, 2001 balance sheet are derived from the audited financial statements for the year ended December 28, 2001. See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Sales	$12,008	$12,780	$23,639	$25,684
Royalty and other income	80	110	180	208

Total revenues	12,088	12,890	23,819	25,892
Cost of sales	6,064	11,025	12,083	16,205

Gross profit	6,024	1,865	11,736	9,687

Selling, general, and administrative expenses:
General and administrative	2,298	2,355	4,700	4,614
Marketing and selling	4,500	5,587	8,502	10,679
Research and development	977	937	2,053	1,754
Subsidiary closure charges	1,225	—	1,225	—

Total selling, general, and administrative expenses	9,000	8,879	16,480	17,047

Operating loss	(2,976)	(7,014)	(4,744)	(7,360)

Other income (expense):
Equity in earnings of joint venture	(6)	—	6	—
Interest income	19	103	37	171
Interest expense	(166)	(147)	(293)	(354)
Other income (expense)	(422)	(9)	(445)	25

Total other expense, net	(575)	(53)	(695)	(158)

Loss before income taxes and minority interest	(3,551)	(7,067)	(5,439)	(7,518)

Income tax provision (benefit)	304	(2,915)	(628)	(3,181)
Minority interest	54	25	95	69

Net loss	$(3,909)	$(4,177)	$(4,906)	$(4,406)

Net loss per share	$(.23)	$(.25)	$(.29)	$(.26)

Weighted average shares outstanding	17,163	16,954	17,161	16,953

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net loss	$(4,906)	$(4,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,188	1,164
Amortization of intangibles	467	559
Equity in earnings of joint venture	34	—
Deferred revenue	—	467
Deferred income taxes	—	(3,421)
Stock-based compensation expense	127	—
Subsidiary closure charges and inventory write-down	1,225	5,585
Minority interest	(5)	69
Changes in working capital:
Accounts receivable	566	292
Other receivable	(104)	690
Inventories	1,546	(2,096)
Prepaids, deposits, and other current assets	(234)	22
Accounts payable	(348)	263
Other current liabilities	138	(1,802)

Net cash used in operating activities	(307)	(2,614)

Cash flows from investing activities:
Acquisition of property and equipment	(472)	(820)
Increase in patents and licenses	(74)	(238)
Increase in other assets	(79)	175
Proceeds from notes receivable and other	—	321

Net cash used in investing activities	(625)	(562)

Cash flows from financing activities:
Increase (decrease) in borrowings under notes payable	(19)	1,564
Proceeds from stock options	6	62

Net cash provided by (used in) financing activities	(13)	1,626

Effect of exchange rate changes on cash and cash equivalents	706	(583)

Decrease in cash and cash equivalents	(238)	(2,133)
Cash and cash equivalents, at the beginning of the period	853	6,087

Cash and cash equivalents, at the end of the period	$615	$3,954

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
June 28, 2002

1.    Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income. During the six-months ended June 28, 2002 and June 29, 2001, the net foreign currency translation gain (loss) was $706 and ($583). The net foreign currency transaction gain (loss) included in other expense, for the three and six months ended June 28, 2002 and June 29, 2001 was ($341) and $30 and ($344) and $123, respectively.

Investment in the Japanese joint venture is accounted for using the equity method of accounting except for the nine-months ended September 29, 2001 and the year ended December 28, 2000 when the investment was written off and earnings were recognized on a cash basis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three and six months ended June 28, 2002 and June 29, 2001, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001. The results of operations for the three and six months ended June 28, 2002 and June 29, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date.

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

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Sales to unaffiliated customers
United States	$6,354	$6,835	$12,606	$13,741
Germany	3,995	3,772	7,687	7,533
Other	1,659	2,173	3,346	4,410

Total	$12,008	$12,780	$23,639	$25,684

The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.    Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at June 28, 2002 and December 28, 2001:

	June 28, 2002	December 28, 2001
Raw materials and purchased parts	$1,408	$1,610
Work in process	2,845	3,252
Finished goods	9,070	10,369

	$13,323	$15,231

4.    Notes Payable

On March 29, 2002 the Company’s line of credit was amended. The amended terms extend the maturity date to March 31, 2003, provide as additional collateral 66% of the common stock of STAAR Surgical AG and 100% of the Company’s interest in Circuit Tree Medical, Inc. Additionally, the bank, at its option, may request collateral in the form of the Company’s interest in its subsidiaries in Australia and Canada. The interest rate is prime plus a spread from 1% to 4% plus a commitment fee of .25% to 1% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis. The agreement requires the Company to satisfy certain financial tests, which include positive and negative covenants and also requires the maintenance of minimum cash balances.

During the quarter ended June 28, 2002, the Company was not in compliance with certain restrictive covenants of its loan agreement with its domestic lender resulting in a renegotiation of the agreement. The restated agreement, effective July 31, 2002, provides for a release of restricted cash in the amount of $2.0 million to be used to pay down the note and reduces the loan amount from $7.0 million to $4.5 million. The agreement also provides for additional monthly reductions for a total of $1.0 million through February 2003. There was no change in term, collateral or pricing and certain restrictive covenants were eliminated or relaxed. Certain covenant violations were waived through July 2002. The balance outstanding under the note at June 28, 2002 was approximately $4.8 million. The Company has reviewed its cash requirements over the next nine months and has determined that the credit available will be sufficient to meet the Company’s needs until such time as additional or new financing can be obtained.

5.    Subsidiary Closure Charges

In connection with its business strategy to reduce operating expenses announced during the third quarter of 2001, the Company completed the sale of its South African subsidiary and the closure of its Swedish subsidiary during the quarter ended June 28, 2002. As a result of transactions the Company recorded $1.2 million of subsidiary closure charges. The charges were primarily related to the recognition of deferred losses resulting from the translation of foreign currency statements into U.S. dollars (previously included in equity in the balance sheet in accordance with FAS-52). Since the charges had been included in equity their subsequent recognition, while impacting retained earnings, had no impact on total stockholders’ equity. The Company will continue its presence in the South African and Swedish markets through distributors.

6.    Reclassifications

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

7.    Contingencies

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

8.    Loss Per Share

For the three months ended June 28, 2002 and June 29, 2001, 0 and 5 warrants and 3,177 and 2,499 options to purchase shares of the Company’s common stock were outstanding. These potential common shares were excluded from the computation of diluted earnings per share for both periods, because their inclusion would have an antidilutive effect.

9.    New Accounting Pronouncements

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

The Company has adopted SFAS 141 and 142 effective December 29, 2001. Our previous business combinations were accounted for using the purchase method and the Company has no intangible assets acquired in connection with the business combinations that are required to be recognized separately from goodwill. The Company ceased amortization of goodwill effective as of December 29, 2001. As provided under SFAS 142, the initial testing of goodwill for possible impairment was completed within the first six months of 2002 and no impairment has been identified. As of June 28, 2002, the gross book value of goodwill was $7,384 and accumulated amortization was $1,399.

In accordance with SFAS 142, prior period amounts were not restated. The net loss for the three and six months ended June 28, 2002 adjusted for the exclusion of amortization of goodwill would have been $85 and $160 less than reported and earnings per share would have increased by $0.01.

The Company also has other intangible assets, consisting of patents and licenses, with a gross book value of $14,004 and accumulated amortization of $4,501 as of June 28, 2002. The estimated useful life of these intangible assets is based on legal and contractual provisions that limit their useful lives.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”. SFAS 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, although early adoption is permitted. The Company’s adoption of SFAS 144 did not have a material impact on its financial position and results of operations.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company has not yet determined what impact the adoption of FAS 145 will have on our operations and financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

PART 1—ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 28, 2001 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2002.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s Statement of Operations for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percent of Total Revenues for Three Months		Percent Change for Three Months	Percent of Total Revenues for Six Months		Percent Change for Six Months
	June 28, 2002	June 29, 2001	2002 vs. 2001	June 28, 2002	June 29, 2002	2002 vs. 2001
Total Revenues	100.0%	100.0%	(6.2)%	100.0%	100.0%	(8.0)%
Cost of Sales	50.2	85.5	(45.0)	50.7	62.6	(25.4)

Gross Profit	49.8	14.5	223.0	49.3	37.4	21.1

Costs and Expenses:
General and Administrative	19.0	18.3	(2.4)	19.7	17.8	1.9
Marketing and Selling	37.2	43.3	(19.5)	35.7	41.2	(20.4)
Research and Development	8.1	7.3	4.4	8.6	6.8	17.1
Subsidiary Closure Charges	10.1	—	100.0	5.1	—	100.0

Total Costs and Expenses	74.5	68.9	1.4	69.2	65.8	(3.3)

Operating Loss	(24.6)	(54.4)	(57.6)	(19.9)	(28.4)	(35.5)

Other Expense, Net	(4.8)	(0.4)	—	(2.9)	(0.6)	—

Loss Before Income Taxes	(29.4)	(54.8)	(49.8)	(22.8)	(29.0)	(27.7)
Income Tax Provision (Benefit)	2.5	(22.6)	(110.4)	(2.6)	(12.3)	(80.3)
Minority Interest	0.4	0.2	113.7	0.4	0.3	37.6

Net Loss	(32.3)%	(32.4)%	(6.4)%	(20.6)%	(17.0)%	11.3%

Revenues

Revenues for the three-month period ended June 28, 2002 decreased over the three-month period ended June 29, 2001 by $802,000 or 6.2%. Revenues for the six month period ended June 28, 2002 decreased over the six-month period ended June 29, 2001 by $2.1 million or 8.0%.

The decrease in revenues for the three and six month periods was due to decreased sales of foreign subsidiaries that were closed in 2001, decreased average selling prices of the Company’s silicone intraocular lenses (IOLs) and its Collamer IOL, and decreased units sales of the Company’s Elastimide silicone IOL and its Collamer IOL primarily in the United States. The decreases in U.S. sales were partly offset by increased sales of the AquaFlow Glaucoma Device and STAARVISC II. Sales of the Company’s Implantable Contact Lens (ICL) also increased due to the approval of the product for sale in Canada and Korea.

Cost of Sales

Cost of sales for the quarter ended June 28, 2002 was 50.2% of revenues compared to the second quarter of 2001 when it was 42.2% of revenues (excluding one-time charges of $5.6 million), representing an increase of 11.6% over the previous quarter on lower sales.

Cost of sales for the six months ended June 28, 2002 was 50.7% of revenues compared to the six months ended June 29, 2001 when it was 41.0% of revenues (excluding one-time charges of $5.6 million), representing an increase of 13.8% over the six months ended June 29, 2001 on lower sales.

The increases for the three and six month periods were primarily due to higher unit costs of IOL inventory manufactured last year during a period of low production volumes. The Company has sold most of this high cost inventory and expects to see an improvement in gross profit over the rest of the year as a result.

General and Administrative

General and administrative expenses for the quarter ended June 28, 2002 were 19% of revenues compared to 18.3% of revenues for the same period last year. The increase as a percentage of revenues is due to decreased revenues. In terms of dollars, general and administrative expense for the quarter was down 2.4% or $57,000 over the previous quarter. This decrease was due to the elimination of goodwill amortization as a result of the adoption of SFAS 142 during the first quarter of 2002. Goodwill amortization for the three-months ended June 29, 2001 was approximately $85,000.

General and administrative expenses for the six months ended June 28, 2002 were 19.7% of revenues compared to 17.8% of revenues for the same period last year. The increase as a percent of revenues was due primarily to lower overall revenues. The increase in terms of dollars was due to increased utility expenses, increased insurance costs, and increased professional fees. Increases in general and administrative expenses were partially offset by the elimination of goodwill amortization as a result of the adoption of SFAS 142 during the quarter ended March 29, 2002. Goodwill amortization for the six-months ended June 29, 2001 was approximately $160,000.

Marketing and Selling

Marketing and selling expenses for the three and six month periods ended June 28, 2002 were 37.2% of revenues compared to 43.3% for the second quarter of 2001 and 35.7% of revenues compared to 41.2% for the six months ended June 29, 2001. Overall, sales and marketing expense decreased over the quarter and six months of 2001 by $1.1 million or 19.5% and $2.2 million or 20.4%, respectively. The improvement is due to the cost savings the Company has realized as a result of subsidiary closures in the previous year and cost containment measures which have reduced overall spending in the U.S.

Research and Development

Research and development expenses for the three and six month periods ended June 28, 2002 were 8.1% of revenues compared to 7.3% for the second quarter of 2001 and 8.6% of revenues compared to 6.8% of revenues for the six months ended June 29, 2001. Overall, research and development expense increased over the quarter and year of 2001 by $40,000 or 4.3% and $299,000 or 17.0%, respectively. The increase as a percent of revenues is due to lower revenues. In terms of dollars, the increase is related to costs associated with the redesign and launches of the Collamer three piece IOL and new cartridge technology. ICL research and development activities and associated costs also increased.

Subsidiary Closure Charges

In connection with its business strategy to reduce operating expenses announced during the third quarter of 2001, the Company completed the sale of its South African subsidiary and the closure of its Swedish subsidiary during the quarter ended June 28, 2002. As a result of transactions the Company recorded $1.2 million of subsidiary closure charges. The charges were primarily related to the recognition of deferred losses resulting from the translation of foreign currency statements into U.S. dollars (previously included in equity in the balance sheet in accordance with FAS-52). Since the charges had been included in equity their subsequent recognition, while impacting retained earnings, had no impact on total stockholders’ equity. The Company will continue its presence in the South African and Swedish markets through distributors.

Other Expense, Net

Other expense, net for the three and six month periods ended June 28, 2002 increased approximately $523,000 and $536,000, respectively over the same periods in 2001 as a result of exchange losses on Swiss Franc denominated debt and decreased interest income.

Income Tax Benefit

Due to the Company’s near term inability to realize its deferred tax assets, the Company adopted a more prudent accounting policy and recorded no income tax benefits in 2002 on current U.S. losses. The Company recorded a tax benefit in the first quarter of 2002 associated with legislation enacted on March 9, 2002 enabling the Company to carryback portions of its 2000 and 2001 losses to 1996, 1997, and 1998. The refund claim in the amount of approximately $959,000 was filed in the second quarter of 2002 and the refund is expected in the third quarter of 2002.

The income tax benefit recorded in the U.S. was offset by an income tax provision recorded by a profitable foreign subsidiary.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance of $4.3 million at June 28, 2002. Future taxable income is based on management’s forecast of the operating results of the Company and there can be no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Company will increase the valuation allowance by a charge to income tax expense in the period of such determination.

Liquidity and Capital Resources

Cash and cash equivalents for the six months ended June 28, 2002 decreased by approximately $238,000 relative to the fiscal year ended December 28, 2001 and were used for investments in property and equipment.

During the six months ended June 28, 2002, inventories decreased by $1.9 million relative to the fiscal year ended December 28, 2001. The decrease was a result of better inventory management and a continued emphasis on lowering overall inventory quantities.

On March 29, 2002 the Company’s line of credit was amended. The amended terms extend the maturity date to March 31, 2003, provide as additional collateral 66% of the common stock of STAAR Surgical AG and 100% of the Company’s interest in Circuit Tree Medical, Inc. Additionally, the bank, at its option, may request collateral in the form of the Company’s interest in its subsidiaries in Australia and Canada. The interest rate is prime plus a spread from 1% to 4% plus a commitment fee of .25% to 1% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis. The agreement requires the Company to satisfy certain financial tests, which include positive and negative covenants and also required the maintenance of minimum cash balances.

During the quarter ended June 28, 2002, the Company was not in compliance with certain restrictive covenants of its loan agreement with its domestic lender resulting in a renegotiation of the agreement. The restated agreement, effective July 31, 2002, provides for a release of restricted cash in the amount of $2.0 million to be used to pay down the note and reduces the loan amount from $7.0 million to $4.5 million. The agreement also provides for additional monthly reductions for a total of $1.0 million through February 2003. There was no change in term, collateral or pricing and certain restrictive covenants were eliminated or relaxed. Certain covenant violations were waived through July 2002. The balance outstanding under the note at June 28, 2002 was approximately $4.8 million. The Company has reviewed its cash requirements over the next nine months and has determined that the credit available will be sufficient to meet the Company’s needs until such time as additional or new financing can be obtained.

As of June 28, 2002, the Company had a current ratio of 1.8:1, net working capital of $14.8 million and net equity of $43.4 million compared to December 28, 2001 when the Company’s current ratio was 1.9:1, its net working capital was $16.8 million, and its net equity was $46.4 million.

The Company expects to be profitable in the future and believes that cash flow from operations and available credit facilities, together with its current cash balances, will provide adequate economic resources to fund existing operations.

All sales by the Company are denominated in U.S. dollars or the currency of the country of origin and, accordingly, the Company does not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of the Company’s products to its foreign customers which can adversely impact the level of the Company’s export sales from time to time. The majority of the Company’s cash equivalents are bank accounts, and the Company does not believe it has significant market risk exposure with regard to its investments. We are also exposed to the impact of interest rate changes. For example, based on average borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowings are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flow would decrease by $25,000.

PART II—ITEM 1    LEGAL PROCEEDINGS

William D. Kray v. STAAR Surgical Company.    Superior Court of California, County of Los Angeles, Case No. GC 026905. On March 16, 2001 William Kray, a former consultant to the Company, filed an action against the Company for alleged unpaid consulting fees in the amount of $239,325. In June 2002, the Company entered into a settlement agreement with Mr. Kray pursuant to which it agreed to pay to him the sum of $150,000 over a period of three months. A third party, who was not named as a defendant in Mr. Kray’s action, has agreed, in a separate agreement with the Company, to pay one-half of the settlement amount.

In re Sally M. Pollet, Debtor.    United States Bankruptcy Court for the Central District of California, Case No. ND01-13364RR. The Company filed a claim in this bankruptcy proceeding for the repayment of loans made by the Company to Andrew F. Pollet, its former director, in the amount of $2,749,795. A settlement has been reached with Mrs. Pollet and with Pollet, Richardson & Patel, A Law Corporation, for payment of the loans. The settlement agreement has been prepared and submitted to the Court for approval.

Richard Leza v. STAAR Surgical Company, Pollet & Richardson,    Los Angeles Superior Court, Case Number BC257159: This action was filed on August 30, 2001. Plaintiff Richard Leza was the Company’s former Vice President of Finance, Business Development and Corporate Strategy. He was terminated on November 1, 2000. Mr. Leza alleges that no cause existed for his termination, that he was entitled to acceleration of an option to purchase 50,000 shares of the Company’s Common Stock, that a loan in the amount of $120,000 made to him by the Company should have been forgiven, and that he is entitled to a severance payment of $130,000. Mr. Leza also alleged that the Company breached the implied covenant of good faith and fair dealing and terminated him in violation of public policy. During the second quarter of 2002, Pollet & Richardson was dismissed from this action. The Company remains a party.

PART II—ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

PART II—ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable

PART II—ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s shareholders was held on May 30, 2002.

One Class I director, David Bailey, was elected to a three year term. Mr. David Bailey was elected by a vote of 11,349,298 for and 62,529 against with 373,709 votes abstaining. Continuing in office were Dr. Peter Utrata and Dr. Volker Anhaeusser, the Class II directors and Mr. John Gilbert and Mr. David Morrison, the Class III directors.

Aside from electing one Class I director, no other matters were voted on at the meeting.

PART II—ITEM 5    OTHER INFORMATION

Not applicable

PART II—ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation, as amended(1)

3.2	By-laws, as amended(2)

4.5	Stockholders’ Rights Plan, dated effective April 20, 1995(2)

10.1	Employment Agreement effective January 3, 2002 between the Company and John Bily(3)

10.2	Employment Agreement effective January 22, 2002 between the Company and Helene Lamielle(3)

10.3	Settlement Agreement effective June 20, 2002 between the Company and William D. Kray(3)

10.4	First Amendment to the Amended and Restated Credit Agreement dated July 31, 2002 between the Company and Wells Fargo Bank, N.A.(3)

10.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 28, 2000
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001
(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARR SURGICAL COMPANY

by:	/s/ JOHN BILY
John Bily Chief Financial Officer and Duly Authorized Officer (Principal accounting and financial Officer for the quarter)
Date:    August 9, 2002