Form 10-Q
period 2002-09-27
STAAR SURGICAL COMPANY
filed 2002-11-12
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2002

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

The Registrant has 17,229,837 shares of common stock, par value $0.01 per share, issued and outstanding as of November 1, 2002.

STAAR SURGICAL COMPANY

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 27, 2002	December 28, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$663	$853
Restricted cash	—	2,000
Accounts receivable, net	5,907	7,542
Other receivables	2,097	2,041
Inventories	12,766	15,231
Prepaids, deposits, and other current assets	2,773	2,470
Deferred income tax, current	1,006	5,304

Total current assets	25,212	35,441

Investment in joint venture	357	466
Property, plant and equipment, net	7,847	8,742
Patents and licenses, net	9,277	9,896
Goodwill	5,985	5,985
Deferred income tax, non-current	8,280	3,982
Other assets	1,159	1,143

Total assets	$58,117	$65,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,356	$8,216
Accounts payable	4,659	5,593
Other current liabilities	5,261	4,852

Total current liabilities	16,276	18,661

Other long-term liabilities	379	316

Total liabilities	16,655	18,977

Minority interest	589	382

Stockholders’ equity:
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 17,190 at September 27, 2002 and 17,158 at December 28, 2001	172	172
Capital in excess of par value	75,756	75,573
Accumulated other comprehensive income	(324)	(1,728)
Accumulated deficit	(31,313)	(24,263)

	44,291	49,754
Notes receivable from officers and directors	(3,418)	(3,458)

Total stockholders’ equity	40,873	46,296

Total liabilities and stockholders’ equity	$58,117	$65,655

Note: The amounts presented in the December 28, 2001 balance sheet are derived from the audited financial statements for the year ended December 28, 2001.  See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Sales	$11,086	$12,030	$34,725	$37,714
Royalty and other income	115	124	295	332

Total revenues	11,201	12,154	35,020	38,046
Cost of sales	5,581	5,466	17,664	21,671

Gross profit	5,620	6,688	17,356	16,375

Selling, general, and administrative expenses:
General and administrative	2,086	2,218	6,786	6,832
Marketing and selling	4,000	4,444	12,502	15,122
Research and development	1,002	781	3,055	2,537
Other charges	230	2,109	1,455	2,109

Total selling, general, and administrative expenses	7,318	9,552	23,798	26,600

Operating loss	(1,698)	(2,864)	(6,442)	(10,225)

Other income (expense):
Equity in earnings (operations) of joint venture	(75)	322	(68)	322
Interest income	15	27	52	198
Interest expense	(119)	(158)	(413)	(512)
Other income (expense)	25	(382)	(420)	(356)

Total other expense, net	(154)	(191)	(849)	(348)

Loss before income taxes and minority interest	(1,852)	(3,055)	(7,291)	(10,573)

Income tax provision (benefit)	222	(1,128)	(406)	(4,309)
Minority interest	70	64	165	133

Net loss	$(2,144)	$(1,991)	$(7,050)	$(6,397)

Basic and diluted:
Net loss per share	$(.12)	$(.12)	$(.41)	$(.38)

Weighted average shares outstanding	17,182	16,966	17,168	16,958

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 27, 2002	September 28, 2001

Cash flows from operating activities:
Net loss	$(7,050)	$(6,397)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,605	1,873
Amortization of intangibles	690	715
Equity in earnings (operations) of joint venture	109	(384)
Deferred revenue	—	467
Deferred income taxes	—	(4,685)
Stock-based compensation expense	105	13
Common stock issued for services	72	—
Other charges	1,225	7,694
Minority interest	207	133
Changes in working capital:
Accounts receivable	1,547	894
Other receivable	(56)	381
Inventories	2,103	(2,320)
Prepaids, deposits, and other current assets	(130)	306
Accounts payable	(932)	232
Other current liabilities	507	(1,708)

Net cash provided by (used in) operating activities	2	(2,786)

Cash flows from investing activities:
Acquisition of property and equipment	(717)	(1,140)
Increase in patents and licenses	(71)	(104)
Increase in other assets	(25)	166
Proceeds from notes receivable and other	40	321

Net cash used in investing activities	(773)	(757)

Cash flows from financing activities:
Increase (decrease) in borrowings under notes payable	(1,797)	231
Restricted cash	2,000	—
Proceeds from stock options	6	63

Net cash provided by financing activities	209	294

Effect of exchange rate changes on cash and cash equivalents	372	(409)

Decrease in cash and cash equivalents	(190)	(3,658)
Cash and cash equivalents, at the beginning of the period	853	6,087

Cash and cash equivalents, at the end of the period	$663	$2,429

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
September 27, 2002

1.  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income.  During the nine months ended September 27, 2002 and September 28, 2001, the net foreign currency translation gain (loss) was $372 and ($409).  The net foreign currency transaction gain (loss) included in other expense, for the three and nine months ended September 27, 2002 and September 28, 2001 was $115 and ($375) and ($230) and ($252), respectively.

     Investment in the Japanese joint venture is accounted for using the equity method of accounting except for the nine months ended September 28, 2001 when the investment was written off and earnings were recognized on a cash basis.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The financial statements for the three and nine months ended September 27, 2002 and September 28, 2001, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001.  The results of operations for the three and nine months ended September 27, 2002 and September 28, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

     The Company's fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.

2.  Geographic and Product Data

     The Company develops, manufactures and distributes medical devices used in minimally invasive ophthalmic surgery.  Substantially all of the Company’s revenues result from the sale of the Company’s medical devices.  The Company distributes its medical devices in the cataract, refractive and glaucoma segments within ophthalmology.  During the periods presented, revenues from the refractive and glaucoma segments were less than 10% of total revenue, which is not significant enough for the Company to account for these products separately or to justify segmented reporting by product type.

     The Company markets its products in over 40 countries and has manufacturing sites in the United States and Switzerland.  Other than the United States and Germany, the Company does not conduct business in any country in which its sales in that country exceed 5% of the Company’s consolidated sales.  Sales are attributed to countries based on the location of customers.  The composition of the Company’s sales to unaffiliated customers among those in the United States, in Germany, and those in other locations for each period is set forth below.

	Three Months Ended		Nine months Ended

	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Sales to unaffiliated customers
United States	$5,723	$6,626	$18,329	$20,367
Germany	3,991	3,582	11,678	11,115
Other	1,372	1,822	4,718	6,232

Total	$11,086	$12,030	$34,725	$37,714

     The Company sells its products internationally. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.  Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and consisted of the following at September 27, 2002 and December 28, 2001:

	September 27, 2002	December 28, 2001

Raw materials and purchased parts	$1,394	$1,610
Work in process	2,661	3,252
Finished goods	8,711	10,369

	$12,766	$15,231

4.  Notes Payable

     On March 29, 2002 the Company’s line of credit with its domestic lender was amended.  The amended terms extend the maturity date to March 31, 2003, provide as additional collateral 66% of the common stock of STAAR Surgical AG and 100% of the Company’s interest in Circuit Tree Medical, Inc.  Additionally, the bank, at its option, may request collateral in the form of the Company’s interest in its subsidiaries in Australia and Canada.  The interest rate is prime plus a spread from 1% to 4% plus a commitment fee of .25% to 1% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis.  The agreement requires the Company to satisfy certain financial tests, which include positive and negative covenants and also requires the maintenance of minimum cash balances.

During the quarter ended June 28, 2002, the Company was not in compliance with the operating income, cash flow, and management letter covenants of the loan agreement with its domestic lender resulting in a renegotiation of the agreement.  The restated agreement, effective July 31, 2002, provides for a release of restricted cash in the amount of $2.0 million to be used to pay down the note and reduces the loan amount from $7.0 million to $4.5 million.  The agreement also provides for additional monthly reductions of the loan amount totaling $1.0 million through February 2003. There was no change in term, collateral or pricing, and certain restrictive covenants were eliminated or changed.  The covenant violations were waived through July 2002.  The balance outstanding under the note at June 28, 2002 was approximately $4.8 million.

During the quarter ended September 27, 2002, the Company was not in compliance with the operating income and tangible net worth covenants of the loan agreement with its domestic lender, resulting in a renegotiation of the agreement.  The restated agreement, effective October 25, 2002, provides for monthly reductions of the loan amount totaling $.5 million through February 2003 in addition to the $1.0 million required by the agreement of July 31, 2002. The interest rate is prime plus a spread from 1% to 5% plus a commitment fee of .25% to 1.25% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis.  There was no change in term, or collateral and certain restrictive covenants were changed.  Covenant violations of August and September 2002 were waived.  The balance outstanding under the note at September 27, 2002 was approximately $3.2 million.

5.  Other Charges

     In connection with its business strategy to reduce operating expenses, announced during the third quarter of 2001, the Company completed the sale of its South African subsidiary and the closure of its Swedish subsidiary during the quarter ended June 28, 2002.  As a result of these transactions the Company recorded $1.2 million of subsidiary closure charges.  The charges were primarily related to the recognition of deferred losses resulting from the translation of foreign currency statements into U.S. dollars (previously included in equity in the balance sheet in accordance with FAS-52).  Because the charges had already been included in equity, their subsequent recognition, while impacting retained earnings, had no impact on total stockholders’ equity.  The Company will continue its presence in the South African and Swedish markets by selling through distributors.

     During the quarter ended September 27, 2002, the Company recorded $230 in employee separation costs.

6.  Reclassifications

     Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

7.  Contingencies

     The Company terminated its former President and Chief Executive Officer, John R. Wolf, on May 30, 2000.  Mr. Wolf filed an action against the Company claiming that his termination was wrongful.  Mr. Wolf also filed an action for declaratory relief and injunctive relief relating to his attempt to exercise stock options.  The Company believes it has claims against Mr. Wolf relating to loans made by the Company to him, and has filed an action against Mr. Wolf on that and other bases.  The Company’s action also seeks a declaration that the Company had cause to terminate Mr. Wolf’s employment.  The Company will vigorously defend and pursue this action.

8.  Loss Per Share

     For the three and nine months ended September 27, 2002 and September 28, 2001, warrants to purchase 0 and 5,000 shares of the Company’s common stock and options to purchase 3,408,515 and 2,464,617  shares of the Company’s common stock were outstanding.  These potential common shares were excluded from the computation of diluted earnings per share for both periods, because their inclusion would have an anti-dilutive effect.

9.  New Accounting Pronouncements

     In June 2001, the FASB finalized FASB Statements No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires the Company to recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for business combinations accounted for on a purchase basis that were completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on criteria in SFAS 141.

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

     The Company has adopted SFAS 141 and 142 effective December 29, 2001. Our previous business combinations were accounted for using the purchase method and the Company has no intangible assets acquired in connection with the business combinations that are required to be recognized separately from goodwill. The Company ceased amortization of goodwill effective as of December 29, 2001. As provided under SFAS 142, the initial testing of goodwill for possible impairment was completed within the first six months of 2002 and no impairment has been identified.  As of September 27, 2002, the carrying value of goodwill was $5,904.

     In accordance with SFAS 142, prior period amounts were not restated.  The net loss for the three and nine months ended September 28, 2001 adjusted for the exclusion of amortization of goodwill would have been $101 and $260 less than reported and loss per share would have decreased by $0.01 and $0.02.

     The Company also has other intangible assets, consisting of patents and licenses, with a gross book value of $14,002 and accumulated amortization of $4,724 as of September 27, 2002.  The estimated useful life of these intangible assets is based on legal and contractual provisions that limit their useful lives. Aggregate amortization expense for amortized intangible assets was $223 and $156 for the quarters ended September 27, 2002 and September 28, 2001, and $690 and $715 for the nine months ended September 27, 2002 and September 27, 2001, respectively.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” SFAS 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, although early adoption is permitted. The Company’s adoption of SFAS 144 did not have a material impact on its financial position and results of operations.

     In May 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13.  The Company has not yet determined what impact the adoption of FAS 145 will have on its operations and financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

10.  Subsequent Event

     Subsequent to the quarter ended September 27, 2002, an officer and minority shareholder of one of the Company's foreign subsidiaries agreed to sell his 20% interest in the subsidiary to the Company in exchange for the forgiveness of loans to the officer by the subsidiary of approximately $700. The Company expects to complete the transaction on or before December 31, 2002.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company.  These factors include, without limitation, those described below under the heading “Factors That May Affect Future Results of Operations.” The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events.

The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under Item 1—Financial Statements above.  Dollar amounts used in this discussion and in the financial statements are expressed in thousands.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percent of Total Revenues for Three Months			Percent Change for Three Months	Percent of Total Revenues for Nine months			Percent Change for Nine months

	Sept. 27, 2002		Sept. 28, 2001	2002 vs. 2001	Sept. 27, 2002		Sept. 28, 2001	2002 vs. 2001

Total Revenues	100.0%		100.0%	(7.8)%	100.0%		100.0%	(8.0)%
Cost of Sales	49.8		45.0	2.1	50.4		57.0	(18.5)

Gross Profit	50.2		55.0	(16.0)	49.6		43.0	6.0

Costs and Expenses:
General and Administrative	18.6		18.2	(5.9)	19.4		18.0	(0.7)
Marketing and Selling	35.7		36.6	(10.0)	35.7		39.7	(17.3)
Research and Development	8.9		6.4	28.2	8.7		6.7	20.5
Other Charges	2.1		17.4	(89.1)	4.2		5.5	(31.0)

Total Costs and Expenses	65.3		78.6	(23.4)	68.0		69.9	(10.5)

Operating Loss	(15.2)		(23.6)	(40.7)	(18.4)		(26.9)	(37.0)

Other Expense, Net	(1.4)		(1.6)	18.4	(2.4)		(0.9)	(144.0)

Loss Before Income Taxes	(16.5)		(25.1)	39.4	(20.8)		(27.8)	31.0
Income Tax Provision (Benefit)	2.0		(9.3)	—	(1.2)		(11.3)	90.6
Minority Interest	0.6		0.5	8.7	0.5		0.3	23.7

Net Loss	(19.1	) %	(16.4)%	(7.7)%	(20.1	) %	(16.8)%	(10.2)%

Revenues

Revenues for the three-month period ended September 27, 2002 decreased over the three-month period ended September 28, 2001 by 7.8% or $953.  The decreased sales for the quarter related primarily to a 15% decrease in sales of intraocular lenses (IOLs), most significantly in the U.S. as a result of lens insertion systems performance issues. Both units sold and average selling prices (ASPs) of IOLs declined.  The weakness in IOL sales were partially offset by a 146% increase in sales of STAARVisc II, a 30% increase in sales of Aquaflow, and a 9% increase in sales of other cataract products. Implantable contact lens (ICL™) sales were flat (units up, ASP down) for the quarter, despite increased sales to Asia/Pacific distributors as a result of the ICL approval in Korea, primarily reflecting a slower than normal summer season in Europe.

Revenues for the nine-month period ended September 27, 2002 decreased over the nine-month period ended September 28, 2001 by 8.0% or $3,026.  The decreased sales for the period primarily related to a 16% decrease in sales of IOLs, most significantly, in the U.S. as a result of lens insertion systems performance issues. Sales of IOLs also decreased internationally, as did sales of other cataract products, as a result of subsidiaries that have since been closed. Both units sold and ASPs of IOLs declined. The weakness in IOL and other cataract product sales were partially offset by a 33% increase in sales of ICLs (due to approvals in Canada and Korea), a 351% increase in sales of STAARVisc II, a 101% increase in sales of Aquaflow, and a 61% increase in the Company’s Sonic WAVE Phacoemulsification System (Phaco) products and accessories.

Cost of Sales

Cost of sales for the three months ended September 27, 2002 was 49.8% of revenues, compared to 45.0% of revenues for the three months ended September 28, 2001.

Cost of sales for the nine months ended September 27, 2002 was 50.4% of revenues, compared to the nine months ended September 28, 2001 when it was 42.3% of revenues (excluding one-time charges of $5.6 million), representing a 9.8% increase on lower sales.

The primary reason for increased cost of sales for the three- and nine-month periods was due to higher unit costs of IOL inventory manufactured last year during a period of low production volumes.  Cost of sales for the quarter also increased due to a change in mix internationally from the sales of IOLs to other cataract products which have higher costs.  For the nine-month period, cost of sales as a percent of revenues was higher as a result of the increased sales of ICLs.  Gross profit, which was at its lowest point in Q-1 2002, improved in Q-2 2002 and again in Q-3 2002. The Company expects gross profit on IOLs to continue to improve because most of the higher cost IOL inventory in the core models has been sold.

General and Administrative

General and administrative expenses for the three and nine months ended September 27, 2002 were 18.6% and 19.4% of revenues compared to 18.2% and 18.0% of revenues for the same periods of 2001.  The increase as a percent of revenues is due to decreased revenues.  In terms of dollars, general and administrative expense decreased $132, or 5.9%, and $46, or .7% over the same periods last year due to the elimination of goodwill amortization as a result of the adoption of SFAS 142 during the first quarter of 2002 and partially offset for the nine-months of 2002, by increases in other administrative expenses.  Goodwill amortization for the three and nine months ended September 28, 2001 was approximately $101 and $260.

Marketing and Selling

Marketing and selling expenses for both the three and nine-month periods ended September 27, 2002 were 35.7% of revenues compared to 36.6% and 39.7% of revenues for the same periods of 2001.  In terms of dollars, marketing and selling expenses decreased $444, or 10.0%, and $2,620, or 17.3%, over the same periods last year due to decreased commissions in the U.S. on lower sales, cost containment measures which have reduced overall spending in the U.S. and the cost savings the Company has realized as a result of subsidiary closures in the previous year.

Research and Development

Research and development expenses for the three and nine months ended September 27, 2002 were 8.9% and 8.7% of revenues compared to 6.4% and 6.7% of revenues for the same periods of 2001.  In terms of dollars, research and development expenses increased $221 or 28.2% and $518 or 20.5% over the same periods last year due to increased costs associated with the redesign of the Collamer three piece IOL and new cartridge technology.  ICL and Toric ICL research and development costs also increased.

Other Charges

In connection with its business strategy to reduce operating expenses, announced during the third quarter of 2001, the Company completed the sale of its South African subsidiary and the closure of its Swedish subsidiary during the quarter ended June 28, 2002.  As a result of these transactions the Company recorded $1.2 million of subsidiary closure charges.  The charges were primarily related to the recognition of deferred losses resulting from the translation of foreign currency statements into U.S. dollars (previously included in equity in the balance sheet in accordance with FAS-52).  Because the charges had already been included in equity, their subsequent recognition, while impacting retained earnings, had no impact on total stockholders’ equity.  The Company will continue its presence in the South African and Swedish markets by selling through distributors.

During the quarter ended September 27, 2002, the Company recorded $230 in employee separation costs.

Other Expense, Net

Other expense, net for the three months ended September 27, 2002 decreased $37 or 18.4% over the three months ended September 28, 2001.  The decrease is due to exchange gains recorded during the period offset by increased expense from Canon-STAAR, the joint venture through which the Company conducts business in Japan.

Other expense, net for the nine months ended September 27, 2002 increased $501 or 144.0% over the nine months ended September 28, 2001.  The increase is due to increased expense from the Company’s joint venture with Canon-STAAR and decreased interest income partially offset by decreased interest expense.

Income Tax Benefit

Due to the Company’s near-term inability to realize its deferred tax assets, the Company has recorded no income tax benefits in 2002 on current U.S. losses.  The Company did record a tax benefit in the first quarter of 2002 associated with legislation enacted on March 9, 2002 enabling the Company to carryback portions of its 2000 and 2001 losses to 1996, 1997, and 1998.  The refund claim in the amount of approximately $959 was filed in the third quarter of 2002 and the Company expected to receive the refund in the same quarter.  The Internal Revenue Service, however, notified the Company that they intend to review the refund claim prior to making the payment due to the complexity of the claim.

The income tax benefit recorded in the U.S. was offset by an income tax provision recorded by a profitable foreign subsidiary.

Realization of deferred tax assets will depend on the Company's ability to generate sufficient future U.S. taxable income. The statutory period for the utilization of net operating losses is 20 years, but the Company will record a valuation allowance against or write down the value of any deferred tax asset that is not likely to be utilized in the near term. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance of $8,952 at September 27, 2002, through the further development and marketing of its ICL technology, its restructuring plan and other initiatives. However, there can be no assurance that the projected revenue from these efforts will be achieved soon enough to justify carrying the value of the deferred tax asset on the Company's balance sheet. Management regularly evaluates the near term likelihood that the Company will be able to realize the value of its deferred tax assets. If management determines through its evaluation that the Company will not realize all or part of its deferred tax assets in the near term, management will make an adjustment to the carrying value of the deferred tax asset through a valuation allowance. The decision to write down all or part of the carrying value could have a significant adverse effect on the Company's operating results.

Liquidity and Capital Resources

Cash and cash equivalents at September 27, 2002 decreased by approximately $190 relative to the fiscal year ended December 28, 2001 and were used for investments in property and equipment.  During the third quarter of 2002, the Company generated $308 in cash from operating activities which resulted in cash generated from operations of $2 for the nine months of 2002.

During the quarter ended September 27, 2002, restricted cash of $2,000 was released by the Company’s domestic lender and was used to pay down notes payable.

Accounts receivable at September 27, 2002 decreased $1,634 relative to the year ended December 28, 2001 as a result of decreased sales and increased reserves.

During the nine months ended September 27, 2002, inventories decreased by $2,466 relative to the fiscal year ended December 28, 2001.  The decrease was a result of higher cost inventory being replaced by lower cost inventory.

Deferred income taxes of $4,298 were reclassified from current to long-term at September 27, 2002 as the Company does not expect to realize the assets in the next 12 months.

Accounts payable at September 27, 2002 decreased $936 relative to the year ended December 28, 2001 as a result of cost containment measures taken during the year which have reduced overall spending.

On March 29, 2002 the Company’s line of credit with its domestic lender was amended.  The amended terms extend the maturity date to March 31, 2003, provide as additional collateral 66% of the common stock of STAAR Surgical AG and 100% of the Company’s interest in Circuit Tree Medical, Inc.  Additionally, the bank, at its option, may request collateral in the form of the Company’s interest in its subsidiaries in Australia and Canada.  The interest rate is prime plus a spread from 1% to 4% plus a commitment fee of .25% to 1% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis.  The agreement requires the Company to satisfy certain financial tests, which include positive and negative covenants and also requires the maintenance of minimum cash balances.

During the quarter ended June 28, 2002, the Company was not in compliance with the operating income, cash flow, and management letter covenants of the loan agreement with its domestic lender resulting in a renegotiation of the agreement.  The restated agreement, effective July 31, 2002, provides for a release of restricted cash in the amount of $2.0 million to be used to pay down the note and reduces the loan amount from $7.0 million to $4.5 million.  The agreement also provides for additional monthly reductions of the loan amount totaling $1.0 million through February 2003. There was no change in term, collateral or pricing and certain restrictive covenants were eliminated or changed.  The covenant violations were waived through July 2002.  The balance outstanding under the note at June 28, 2002 was approximately $4.8 million.

During the quarter ended September 27, 2002, the Company was not in compliance with the operating income and tangible net worth covenants of the loan agreement with its domestic lender resulting in a renegotiation of the agreement.  The restated agreement, effective October 25, 2002, provides for monthly reductions of the loan amount totaling $.5 million through February 2003 in addition to the $1.0 million required by the agreement of July 31, 2002. The interest rate is prime plus a spread from 1% to 5% plus a commitment fee of .25% to 1.25% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis.  There was no change in term, or collateral and certain restrictive covenants were changed.  Covenant violations of August and September 2002 were waived.  The balance outstanding under the note at September 27, 2002 was approximately $3.2 million.

The Company has a revolving credit facility with a Swiss bank, which provides for borrowings of up to $3,161 (4,750 Swiss Francs “CHF”) based on the exchange rate at September 27, 2002. The credit facility is split into two parts: Part A provides for borrowings of up to $1,996 (CHF 3,000 based on the exchange rate at September 27, 2002) and does not have a termination date; Part B provides for borrowings of up to $1,164 (CHF 1,750 based on the exchange rate at September 27, 2002). The loan amount under Part B of the agreement reduces by $166 (CHF 250 based on the exchange rate at September 27, 2002) semi-annually beginning June 30, 2002. The credit facility is secured by a general assignment of claims.

The loan agreement provides for borrowings on a current basis, at an interest rate of 5.5% per annum and a commission rate of 0.25% payable each quarter, or for a fixed term. The base interest rate for fixed term advances follows Euromarket conditions for loans of the corresponding term and currency plus an individual margin. Fixed term advances provide for borrowings of up to $1,663 (CHF 2,500 based on the exchange rate at September 27, 2002) for a maximum duration of twelve months and for borrowings of up to the remaining $1,497 (CHF 2,250 based on the exchange rate at September 27, 2002) for a maximum duration of six months with minimum advances of $333 (CHF 500).

Borrowings outstanding under the current account as of September 27, 2002 were $225 (338 CHF, based on the exchange rate at September 27, 2002). Fixed term advances at September 27, 2002 were $2,662 (4,000 CHF, based on the exchange rate at September 27, 2002) at an interest rate of 4.09%.

The Company has a revolving credit facility with a German bank that provides for borrowings of up to approximately $244 (250 EUR at the exchange rate at September 27, 2002) at an interest rate of 8% through August 31, 2002 and 8.5% thereafter. The loan, originally due February 28, 2003, was extended on October 8, 2002 to August 31, 2003. Payments in the amount of $49 (50 EUR at the exchange rate on September 27, 2002) were due monthly beginning December 31, 2001. The amended agreement reduces the monthly payment to $24 (25 EUR at the exchange rate on September 27, 2002). The bank also agreed to waive the September 2002 and October 2002 payments. There were no other changes to the original terms of the agreement. The loan is secured by an assignment of accounts receivable and inventory. Borrowings outstanding as of September 27, 2002 were $182 (186 EUR based on the exchange rate on September 27, 2002).

The Company depends on external sources (banks and capital markets) for the funding it needs to operate the business. Unexpected conditions have arisen and can continue to arise that could cause the Company to be in violation of its Lender's financial covenants. The Company believes it has sufficient cash available through its bank credit facilities and cash from operations to fund existing operations and that it could obtain alternate financing, if necessary, although this is not certain. The decision of any one of the Company's lenders not to renew its line of credit could have a material adverse affect on the Company and the costs associated with obtaining alternate financing could be significant.

As of September 27, 2002, the Company had a current ratio of 1.5:1, net working capital of $8.9 million and net equity of $40.9 million compared to December 28, 2001 when the Company’s current ratio was 1.9:1, its net working capital was $16.8 million, and its net equity was $46.3 million.

Critical Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001, which have been prepared in accordance with accounting principles generally accepted in the United States.  In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities.  Actual results may differ from these estimates.  The Company believes that the following summarizes the critical accounting policies that require significant judgments and estimates in the preparation of its financial statements.

•

Revenue Recognition.  In general, the Company supplies foldable IOLs on a consignment basis to customers, primarily ophthalmologists, surgical centers, hospitals and other eye care providers and recognizes sales when the IOLs are implanted. Sales of the AquaFlow Device and ICLs, and sales to foreign distributors are recognized upon shipment. Revenue from license and technology agreements is recorded as income when earned.

•

Inventories.  Inventories are valued at the lower of first-in, first-out cost or market.  On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information.  Inventory balances are reduced, if necessary, based on the analysis.

•

Patents.  The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents.  Amortization is computed on the straight-line basis over the estimated useful lives, which range from 12 to 20 years.  Patent and license costs are reviewed each year to assess recoverability from future operations using undiscounted future cash flows of the related products.  A write-down would be recorded when the cash flows is less than the carrying value of these assets.

The Company’s ability to compete effectively is materially dependent upon the proprietary nature of the designs, processes, technologies and materials owned, used by or licensed to the Company.  The Company has been and will likely continue to be involved in litigation to protect its copyrights, patents and proprietary properties and technologies.

•

Goodwill.  On December 29, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this Statement, goodwill and intangible assets are allocated to applicable reporting units. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually. Goodwill is tested using a two step process that begins with an estimation of fair value of the reporting unit. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists.

•

Deferred Taxes.  We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized.  We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies (including the potential for licensing and utilization of foreign earnings and profits to utilized U.S. loss carryforwards) in assessing the need for a valuation allowance.  If we determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense.  Conversely, if we determine that we can utilize all or part of the deferred tax asset, which has a valuation allowance of $8,952 at September 27, 2002, we would reverse the valuation allowance, which would result in an income tax benefit.

Factors That May Affect Future Results of Operations

Our short and long-term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report.  This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

     Our restructuring plan may not be successful.

     In August 2001, management implemented a restructuring plan intended to restore the Company’s profitability.  In accordance with the plan, the Company changed its manufacturing processes and locations and consolidated its operations by closing some facilities.  These actions have resulted in significant accounting charges that have severely reduced the Company’s reportable earnings.  There can be no assurance that the Company will receive the intended benefits from these changes or that management will be successful in restoring the profitability of the Company.

     The Company may not be able to fund its future growth or react to competitive pressures if it lacks sufficient funds.

     The Company depends on external sources (banks and capital markets) for the funding it needs to operate the business.  Unexpected conditions have arisen and can continue to arise that could cause the Company to be in violation of its Lender’s financial covenants.  The Company believes it has sufficient cash available through its bank credit facilities and cash from operations to fund existing operations and that it could obtain alternate financing, if necessary, although this is not certain.  The decision of any one of the Company’s lenders not to renew its line of credit could have a material adverse affect on the Company and the costs associated with obtaining alternate financing could be significant.

     We have not been profitable in recent periods. If this trend continues, we may write off all or part of the value of our deferred tax assets.

     Among the assets reported on our balance sheet are deferred tax assets of $9.3 million. To realize the value of these tax assets in the near term, we will have to earn significant U.S. taxable income. While management believes that it is more likely than not that a number of our initiatives, including marketing of our ICL products and technology, have a prospect of returning the Company to profitability, we have a history of losses and accumulated deficits of $31.3 million as of September 27, 2002. Management regularly assesses the likelihood that we will achieve sufficient U.S. income in the near term to realize the value of our deferred tax assets. If management determines through its evaluation that the Company will not realize all or part of its deferred tax assets in the near term, management will make an adjustment to the carrying value of the deferred tax asset through a valuation allowance. The decision to write down all or part of the carrying value could have a significant adverse effect on the Company's operating results.

    We have a history of losses.

     We have reported losses in each of the last two fiscal years and for the nine months of the current fiscal year and have an accumulated deficit of $31.3 million as of September 27, 2002. If losses from operations continue, they could adversely affect the market price for our common stock, and our ability to maintain existing financing and obtain new financing. There can be no assurance that the Company will achieve profitability in the future.

    We risk losses through litigation.

     We are currently involved in a number of legal disputes, including a claim by our former President and Chief Executive Officer, John R. Wolf, and a stockholder derivative suit asserting breach of fiduciary duty by our present and former directors and officers. We are vigorously defending these claims, and have filed a counterclaim in the Wolf matter. Management believes that it has good prospects for a favorable outcome in these actions. However, the outcome of litigation is never certain, and even if ultimately successful the defense of these cases will require significant unrecoverable expenditures and divert some of management's attention from the business of the Company. Unfavorable outcomes in these disputes could seriously harm our financial condition and results of operations.

    We have been in default of the terms of our domestic loans and have been required to reduce our principal balances, limiting our access to credit.

     During recent periods, we have failed to comply with some of the covenants in our principal domestic loan, including covenants that we maintain minimum levels of operating income, cash flow and tangible net worth. Accordingly, we have had to seek waivers from our lender or modifications of our lending agreement. Among other things, we have agreed to monthly reductions of the balance of our principal domestic loan which reduces it from $7.0 million to $3.0 million when it is due on March 31, 2002. As of September 27, 2002, the principal balance on the loan was approximately $3.2 million. If we fail to meet the covenants in our loans in the future, we may not be able to secure further waivers or amendments from our lenders, who may instead seek payment on their loans and, if we fail to pay, to foreclose on the collateral for their loans. We have pledged substantially all of our assets as security for our existing loans. Our collateral pledge may make it more difficult for us to obtain additional financing on advantageous terms, if at all.

     If we fail to keep pace with advances in our industry or fail to persuade physicians to adopt the new products we introduce, customers may not buy our products and our revenue may decline.

     Constant development of new technologies and techniques, frequent new product introductions and strong price competition characterize the ophthalmic industry.  The first company to introduce a product to market usually gains a significant competitive advantage.  Our future growth depends, in part, on our ability to develop products to treat diseases and disorders of the eye that are more effective, safer, or incorporate emerging technologies better than our competitors’ products.  In addition, we must manufacture these products economically and market them successfully by persuading a sufficient number of eye care professionals to use them.  For example, glaucoma requires ongoing treatment over a long period of time; thus, many doctors are reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma remains effective.  Sales of our existing products may decline rapidly if one of our competitors introduces a substantially superior product, or if we announce a new product of our own.  Similarly, if we fail to make sufficient investments in research and development or if we focus on technologies that do not lead to better products, our current and planned products could be surpassed by more effective or advanced products.

     Resources devoted to research and development may not yield new products that achieve commercial success.

     We devote substantial resources to research and development. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of new implantable technology, from discovery through testing and registration to initial product launch, typically takes between three and seven years.   This period varies considerably from product to product and country to country.  Because of the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully.  These may take longer and cost more to develop and may be less successful than we currently anticipate.  It is possible that few or none of the products in our development pipeline will become commercially successful.

     Failure of users of our products to obtain adequate reimbursement from third-party payors could limit market acceptance of our products, which could impact our sales and profits.

     Many of our products, in particular IOLs and products related to the treatment of glaucoma, are used in procedures that are typically covered by health insurance, HMO plans, Medicare or Medicaid.  These third party payors have recently been trying to contain costs by restricting the types of procedures they reimburse to those viewed as most cost-effective and capping or reducing reimbursement rates.  These polices could adversely affect sales and prices of our products. Physicians, hospitals and other health care providers may be reluctant to purchase our products if third party payors do not adequately reimburse them for the cost of our products and the use of our surgical equipment. For example:

•

Major third-party payors for hospital services, including government insurance plans, Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies during the last few years, resulting in stricter standards for reimbursement of hospital and outpatient charges for some medical procedures, including cataract procedures and IOLs;

•	Numerous legislative proposals have been considered that, if enacted, would result in major reforms in the United States' health care system, which could have an adverse effect on our business;
•	Our competitors may reduce the prices of their products, which could result in third party payors favoring our competitors;
•	There are proposed and existing laws and regulations governing product prices and the profitability of companies in the health care industry; and
•	There have been recent initiatives by third-party payors to challenge the prices charged for medical products, which could affect our profitability.

Reductions in the prices for our products in response to these trends could reduce our profits. Moreover, our products may not be covered in the future by third-party payors. The failure of our products to be so covered could cause our profits to decline.

     Economic conditions and price competition may cause sales of our products used in elective surgical procedures to decline and reduce our profitability.

     Some of our products are used in purely elective procedures.  For example, many patients with refractive errors that could be successfully treated with ICLs can also obtain satisfactory vision with eyeglasses or conventional contact lenses.  Except in cases where ICLs offer the only acceptable outcome, it is likely that insurers, HMOs and government payors generally will not pay for ICL implantation and that the patient will bear the full cost of the procedure.  Individuals may be less willing to incur the costs of these procedures in weak or uncertain economic conditions, which could lead to a decline in the number of these procedures.

     Product recalls have been costly and may be so in the future.

     Implantable medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology.  Despite all efforts at quality control and advance testing, from time to time defects or technical flaws in our products may not come to light until after the products are sold or consigned.  In such circumstances, the Company has previously made voluntary recalls of its products.  Such voluntary recalls may take place again in the future.  Mandatory recalls can also take place if regulators or courts require them, even if the Company believes its products are safe and effective.  Recalls result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned.  If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls also damage our reputation.  The inconvenience caused by recalls and related interruptions in supply, and the damage to our reputation, could cause some providers to discontinue using our products.  The costs of recalls have severely impacted our revenues in recent periods.

     We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products.

     The research, development, testing, manufacturing and marketing of our products are subject to extensive governmental regulation.  Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, record keeping, the sale and distribution of pharmaceutical products and samples and electronic records and electronic signatures. We are also subject to government regulation with respect to the prices we charge and the rebates we offer to customers. Government regulation substantially increases the cost of developing, manufacturing and selling our products.

     In the United States, we must obtain approval from the FDA for each product that we market. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed outside of the United States are also subject to government regulation, which may be equally or more demanding.  Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval.  If a regulatory authority delays approval of a potentially significant product, our market value and operating results may decline.  Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies.  If we are unable to obtain regulatory approval of our products, we will not be able to market these products, which would result in a decrease in our sales. Currently, we are actively pursuing approval for a number of our products from regulatory authorities in a number of countries, including, among others, the United States, Egypt, Taiwan, China, and the United Arab Emirates.  Continued

growth in our sales and profits will depend, in part, on the timely and successful introduction and marketing of some or all of these products.

     The clinical trials required to obtain regulatory approvals are complex and expensive and their outcomes are uncertain. We incur substantial expense for, and devote significant time to, clinical trials, yet cannot be certain that the trials will ever result in the commercial sale of a product.  Positive results from pre-clinical studies and early clinical trials do not ensure positive results in later clinical trials that form the basis of an application for regulatory approval. We may suffer significant setbacks in clinical trials, even after earlier clinical trials show promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a pharmaceutical or medical device candidate. We, the FDA or another regulatory authority may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.

     Noncompliance with applicable United States regulatory requirements can lead to fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, denial or withdrawal of pre-marketing approvals, recommendations by the FDA against governmental contracts and criminal prosecution. The FDA also has authority to request repair, replacement or refund of the cost of any device we manufacture or distribute. Regulatory authorities outside of the United States may impose similar sanctions for noncompliance with applicable regulatory requirements.

     We face strong competition.

     Our competitors, including Bausch & Lomb, AMO, Alcon, Pharmacia & Upjohn, Inc. and CIBA Vision, have much greater financial resources than we do and some of them have large international markets for a full suite of ophthalmic products.  Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, make it difficult for us to compete.  In recent periods, the Company has lost significant market share to some of its competitors.

     The global nature of our business may result in fluctuations and declines in our sales and profits.

     Our products are sold in more than 35 countries.  Revenues from international operations make up a significant portion of our total revenue, reaching 45% for the year ended December 28, 2001.  The results of operations and the financial position of our offshore operations are generally reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk.  In 2001, our most significant currency exposures were to the German Mark, Swiss Franc, South Africa Rand, French Franc, and the Australian Dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially.  In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received.  Fluctuations in the value of the United States dollar against other currencies have had in the past, and may have in the future, a material adverse effect on our operating margins and profitability.

     Economic, social and political conditions, laws, practices and local customs vary widely among the countries in which we sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including lower product margins, less stringent protection of intellectual property and economic, political and social uncertainty in some countries, especially in emerging markets. Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole.  We price all of our products in U.S. dollars, and as a result changes in exchange rates can make our products more expensive in some offshore markets and reduce our revenues.  Inflation in emerging markets also makes our products more expensive there and increases the credit risks to which we are exposed. We have experienced currency fluctuations, inflation and volatile economic conditions, which have impacted our profitability in the past in several markets, including Germany, Austria, South Africa, France, Sweden, Norway, Canada and Australia, and we may experience such impacts in the future.

     We depend on proprietary technologies, but may not be able to protect our intellectual property rights adequately.

     We have numerous patents and pending patent applications. We rely on a combination of contractual provisions, confidentiality procedures and patent, trademark, copyright and trade secrecy laws to protect the proprietary aspects of our technology. These legal measures afford limited protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information. Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure you that any pending patent application held by us will result in an issued patent, or that if patents are issued to us, the patents will provide meaningful protection against competitors or competitive technologies. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense, may reduce our profits and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that the validity and breadth of claims covered by patents in our industry may involve complex legal issues that are not fully resolved.

     Any litigation or claims against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following: to cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; to obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; or to redesign our products to avoid infringing the intellectual property rights of a third party, which may not be costly and time-consuming or impossible to accomplish.

     We obtain some of the components of our products from a single source, and an interruption in the supply of those components could reduce our revenue.

     We obtain some of the components for our products from a single source.   The loss or interruption of any of these suppliers could cause our revenue and profitability to decline and harm our customer relations.

     Most of our products have single site manufacturing approvals, exposing us to risks of business interruption.

     The validation of a second manufacturing site is expensive both in terms of time and money and has therefore not been done.  If there were to be a natural disaster, fire, or other serious business interruption at one of our manufacturing facilities it could take a significant amount of time to validate a second site and replace lost product.  We could lose customers to competitors, thereby reducing sales and profitability.

     We may not successfully develop and launch replacements for our products that lose patent protection.

     Most of our products are covered by patents that give us a degree of market exclusivity during the term of the patent.  We also earn revenue by licensing some of our patented technology to other ophthalmic companies.  The legal life of a patent is 20 years from application.  Patents covering our products will expire within the next 1 – 15 years.  Upon patent expiration, our competitors may introduce products using the same technology.  As a result of this possible increase in competition, we may need to charge a lower price in order to maintain sales of our products, which could make these products becoming less profitable.  If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

     The Company depends on key employees.

     The Company depends on the continued service of its senior management and other key employees.  The loss of a key employee could hurt the business.  The Company could be particularly hurt if key employees went to work for competitors.  The Company’s future success depends on its ability to identify, attract, train and motivate other highly skilled personnel.  Failure to do so may adversely affect future results.

     Our activities involve hazardous materials and emissions and may subject us to environmental liability.

     Our manufacturing, research and development practices involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations in the various jurisdictions in which we have operations governing the use, manufacturing, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety and environmental procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. Remedial environmental actions could require us to incur substantial unexpected costs, which would materially and adversely affect our results of operations. If we were involved in a major environmental accident or found to be in substantial non-compliance with applicable environmental laws, we could be held liable for damages or penalized with fines.

     The market price of our common stock is likely to be volatile.

     Our stock price could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of common stock and stock volume fluctuations.  Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Risk.  All sales by the Company are denominated in U.S. dollars or the currency of the country of origin. The Company does not enter into hedging transactions to reduce its exposure with regard to any foreign currencies.  Currency fluctuations can increase the price of the Company’s products to its foreign customers, which can adversely impact the level of the Company’s export sales from time to time. Also, the Company has lines of credit for its foreign operations denominated in Euros and Swiss Francs.  Therefore, fluctuations in the relative value of those currencies could increase or decrease the Company’s debt obligations on a consolidated basis when measured in U.S. dollars.

     Investment Risk.  The majority of the Company’s cash equivalents are bank accounts, and the Company does not believe it has significant market risk exposure with regard to these investments.

     Interest Rate Risk.  The Company’s domestic line of credit requires the payment of interest at floating rates, which exposes the Company to interest rate risk.  For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flow would decrease by $25,000.

ITEM 4          CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Mario Pelegrina v. Andrew F. Pollet, John R. Wolf, Peter J. Utrata, Volker D. Anhaeusser, Joseph Priske, William Huddleston, Carl Manisco, individuals, Pollet & Richardson, a California corporation, and Iotech, Inc., a California corporation, Defendants, and STAAR Surgical Company, Nominal Defendant. Court of Chancery of the State of Delaware, Case No. 18556. On December 19, 2000, Mario Pelegrina filed a derivative claim in the Court of Chancery of the State of Delaware, alleging that current and former directors breached their fiduciary duty to the Company when they approved loans to directors and officers and paid service fees to entities controlled by directors and officers. The claim requests remedies that include the repayment to the Company of loans and service fees in varying amounts, an accounting of certain service fees, and the enforcement of the original terms of certain loans. On October 9, 2002, the Company filed a Motion to Dismiss the action.

ITEM 1          LEGAL PROCEEDINGS

ITEM 2          CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3          DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5          OTHER INFORMATION

Not applicable

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation, as amended(1)
3.2	By-laws, as amended(2)
4.5	Stockholders’ Rights Plan, dated effective April 20, 1995(2)
10.1	Second Amendment to the Amended and Restated Credit Agreement dated October 25, 2002 between the Company and Wells Fargo Bank, N.A.(3)
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 28, 2000.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001.
(3)	Filed herewith.

(b) Reports on Form 8-K

During the quarter, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: November 11, 2002	by:	/s/ JOHN BILY

John Bily Chief Financial Officer and Duly Authorized Officer (Principal accounting and financial Officer for the quarter)

Certifications

I, David Bailey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of STAAR Surgical Company:

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	by:	/s/ DAVID BAILEY

David Bailey President, Chief Executive Officer, Chairman and Director

Certifications

I, John Bily, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of STAAR Surgical Company:

8.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	by:	/s/ JOHN BILY

John Bily Chief Financial Officer (principal accounting and financial officer)