Form 10-K/A
period 2003-01-03
STAAR SURGICAL COMPANY
filed 2003-05-05
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

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

Common Stock, $.01 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $ 69,658,578 based upon the closing price per share of the Common Stock of $4.120 on that date.

The number of shares outstanding of the issuer’s Common Stock as of March 13, 2003: 17,244,800.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

When the Company filed its Annual Report on Form 10-K for the fiscal year ended January 3, 2003, it incorporated some of the information required by Part III of Form 10-K by reference to the definitive proxy statement relating to the Company’s 2003 annual meeting of stockholders. Because the Company will file its definitive proxy statement with the Securities and Exchange Commission (the “SEC”) after May 5, 2003, the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K is instead provided on this Form 10-K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant

IDENTIFICATION OF THE BOARD OF DIRECTORS

Our Certificate of Incorporation and our Bylaws divide our Board of Directors into three classes, designated Class I, Class II and Class III, with the number of directors in each class to be as nearly equal as possible, and with each class to be elected for a three-year term on a staggered basis. Our Bylaws permit the Board of Directors to fix the number of its members so long as there are no less than three directors and no more than seven directors. At present, the Board of Directors consists of five members. One member serves as a Class I director, two members serve as Class II directors, and two members serve as Class III directors. Mr. David Bailey presently serves as our Class I director, and is subject to re-election at the annual meeting of stockholders to be held in the year 2005. Mr. Donald Duffy and Dr. Volker D. Anhaeusser presently serve as our Class II directors, and will be subject to re-election at the annual meeting of stockholders to be held in the year 2003. Messrs. John R. Gilbert and David Morrison serve as our Class III directors, and are subject to re-election at the annual meeting of stockholders to be held in the year 2004. Information regarding the business experience of each nominee and director is provided below. There are no family relationships among our executive officers and directors.

David Bailey, Class I Director

Director since December 2000

Chairman of the Board of Directors since January 11, 2001

President and Chief Executive Officer

Age 46.

Prior to joining us in 2000, Mr. Bailey served as Global President of CIBA Vision Corporation’s surgical business unit based in Atlanta, Georgia. As a member of that company’s senior executive committee, Mr. Bailey was involved in the management of a business with revenue in excess of $1 billion and employing over six thousand people. From April 1995 through May 1999, Mr. Bailey served on the global management boards of both Bausch & Lomb and ChironVision. In 1993, Mr. Bailey was the European Managing Director of Johnson & Johnson’s European professional sector, with operating responsibility for the ophthalmic business of Johnson & Johnson’s Iolab Corporation subsidiary, including both medical devices and pharmaceuticals. Mr. Bailey completed his formal education in the United Kingdom, obtaining a Master’s degree from Durham University, and a Bachelor of Arts degree with honors from York University.

Mr. Donald Duffy, Class II Director

Director since February 2003

Chairman of Audit Committee

Age 66

Mr. Duffy’s relevant previous experiences include the position of Chief Financial Officer of Iolab Corporation subsidiary of Johnson & Johnson from 1987 to 1992, J & J Ultrasound Division of Johnson & Johnson from 1986 to 1987 and Alpha Wire Corporation from 1984 to 1985. Prior to his positions as Chief Financial Officer, he was the Chief Information Services Officer for J & J Products Division of Johnson & Johnson from 1976 to 1984 and held various financial positions for Johnson & Johnson from 1962 to 1976. Mr. Duffy earned an MBA in management from Pace University in 1972 and a BS in Accounting from the University of South Dakota in 1958. Mr. Duffy was appointed on January 29, 2003 to fill the vacancy created by the resignation of Dr. Peter Utrata. Mr. Duffy serves as chairman of the Company’s audit committee.

Dr. Volker D. Anhaeusser, Class II Director

Director since April 2000

Age 47

Dr. Anhaeusser is a resident of Karlsruhe, Germany. He is a principal member and shareholder of the German law firm of Anhaeusser, Unger, & Bergien, whose specialty is corporate and business law. Dr. Anhaeusser received his Masters in Law degree in 1979 from Mainz University. Dr. Anhaeusser serves on the Board of Directors of several German based corporations, as well as serving on the Board of Directors of our subsidiary, Canon-STAAR Company, Inc.

John R. Gilbert, Class III Director

Director since February 2001

Age 66

Mr. Gilbert’s senior executive experience includes a 12 year career with Iolab Corporation, a Johnson & Johnson company, and 18 years with Johnson & Johnson’s operating company, Ethicon, Inc. At Iolab, Mr. Gilbert was promoted from Vice President, Marketing to President and, in 1987, to Vice Chairman. While at Iolab Mr. Gilbert was responsible for that company’s franchise worldwide, while also serving as Vice President of Johnson & Johnson International. At Ethicon, Mr. Gilbert began as a sales representative and held a series of increasingly responsible positions, becoming Vice President, Sales and a member of the Management Board in 1976. He has had significant sales and general management experience in the areas of intraocular lenses, viscoelastic materials and other ophthalmic products. Mr. Gilbert is presently a Director of Rita Medical, a developer and marketer of a proprietary radio-frequency system for the treatment of cancerous and benign tumors. Mr. Gilbert is a veteran of the U.S. Army and a graduate of Texas A&M University with a Bachelor of Science degree in Industrial Technology.

David Morrison, Class III Director

Director since May 2001

Age 58

Mr. Morrison has 35 years experience in various executive positions, both within the United States and internationally. Since 1998, Mr. Morrison has been providing consulting services relating to marketing, with an emphasis in the field of surgical ophthalmology. Following the acquisition by Chiron Vision of Iolab Corporation in March 1995, Mr. Morrison was appointed President and Chief Operating Officer of the combined businesses, which were based in Claremont, California. Mr. Morrison began his career with Chiron Vision as President of International Operations in October 1994. Prior to joining Chiron Vision, Mr. Morrison was employed by the Gillette Company as Area Vice President for Europe. In 1981, Mr. Morrison joined Cooper Vision as its Area Vice President for Europe, Africa and the Middle East. When Mr. Morrison decided to end his career with Cooper Vision in 1989, he was President of International Operations and Co-Chief Operating Officer. Mr. Morrison began his career at Warner Lambert/Parke Davis in 1970, eventually attaining a senior marketing position. Mr. Morrison holds an Honors Degree in Economics and is a post-graduate in Business Administration.

IDENTIFICATION OF EXECUTIVE OFFICERS

David Bailey, President and Chief Executive Officer

See discussion of business experience above.

John Bily, Chief Financial Officer

Age 55

Mr. Bily joined the Company in January 2002. Before joining the Company, Mr. Bily spent 11 years with Allergan, Inc., an international pharmaceutical company, most recently as Vice President and Controller, Worldwide Operations, where he was responsible for the financial management of Allergan, Inc.’s global manufacturing and operations organization. Mr. Bily joined Allergan, Inc. in 1989 as Vice President and Controller of Allergan Optical, the global contact lens and contact lens care division. Mr. Bily earned his Masters in Business Administration in Finance/Accounting from Arizona State University and his Bachelor of Arts degree in History from the University of Dallas. Mr. Bily also served in the United States Air Force.

John Santos, Senior Vice President, Planning and Corporate Development

Age 47

Mr. Santos has served as our Senior Vice President, Planning and Corporate Development since January 2001. Mr. Santos served as our Chief Financial Officer from May 2000 until December 2001, as Vice President-Controller from April 1999 and Controller from October 1992. Prior to 1992, Mr. Santos was Corporate Controller of Calmar, Inc. (now Calmar-St. Gobain), a manufacturer of trigger and fine mist sprayers, spray dispensers and pharmaceutical spray devices. He held various management positions at Calmar, Inc. from 1984 to 1992. Mr. Santos received a Masters of Business Administration from Pepperdine University and a

Bachelor of Arts degree in Business Administration with an emphasis in Accounting from California State University, Fullerton.

Helene Lamielle, Vice President, Scientific Affairs

Age 45

Dr. Lamielle, who joined us in January 2002, is an experienced medical and surgical ophthalmologist with 11 years of ophthalmic industry experience in pharmaceuticals and medical devices and across major subspecialties such as retina, cataract and refractive surgery. Before joining us, Dr. Lamielle was Vice President of Scientific Affairs, Implantable Products at Bausch & Lomb Surgical, the ophthalmic surgery product unit of the global eye care firm. Her responsibilities included management of research and development for surgical products for cataract and refractive indications and management of Clinical and Regulatory Affairs for all surgical products. Dr. Lamielle earned her medical degree from the University of Lyon, France.

Nicholas Curtis, Senior Vice President, Sales and Marketing

Age 47

Mr. Curtis, who joined us in August 2002, is an experienced sales and marketing professional with over 20 years experience in selling and marketing cataract and refractive surgical products. Prior to joining the Company, Mr. Curtis served as Vice President for TLC Vision Inc. from 1998 to 2002, where he was responsible for managing the company’s business development in the Great Lakes Region. Prior to 1998, Mr. Curtis held various sales management positions with Chiron Vision, Allergan Medical Optics, and American Medical Optics, a division of American Hospital Supply Corp. Mr. Curtis received a Bachelor of Science degree in Speech-Communication Studies from Northwestern University.

Guenther Roepstorff, President, Domilens GmbH

Age 58

Mr. Roepstorff is the President and founder of Domilens GmbH, our German subsidiary, a position he has held since 1987. From 1983 to 1987, Mr. Roepstorff was managing director of Intermedics, where he was responsible for ophthalmic and cardiovascular products for the domestic German and the European markets. From 1979 to 1983, he established the Iolab Corporation intraocular lens business in Germany, Austria and Switzerland as an independent company within the Johnson & Johnson group of companies. For more than 10 years he held various management positions at Johnson & Johnson within the general surgery and dental product divisions.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT

Section 16(a) of the Securities Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our Common Stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports or written representations from the reporting persons, we believe that during our 2002 fiscal year our directors, executive officers and persons who own more than 10% of our Common Stock complied with all Section 16(a) filing requirements with the exception of David Bailey, John Gilbert, David Morrison, John Bily, Helene Lamielle and Nicholas Curtis.

Item 11. Executive Compensation

SUMMARY COMPENSATION

The following table shows the compensation awarded, earned or paid over the past three fiscal years with respect to: (i) the Company’s Chief Executive Officer during the 2002 fiscal year and (ii) the four other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2002 fiscal year whose annual salary and bonus exceeded $100,000 (the “named executive officers”):

Name and Principal Position	Year	Annual Compensation						Long-Term Compensation			All Other Compen-sation ($)(3)
								Awards		Payouts
		Salary ($)		Bonus ($)		Other Annual Compen-sation ($)(1)		Restricted Stock Awards ($)	Securities Underlying Options/SARs (2)	LTIP Payouts ($)
David Bailey Chairman, CEO and President	2002 2001 2000	$ $ $	359,450 350,000 300,000	$	— 110,000 —	$ $ $	8,000 8,000 8,000	— — —	210,000 150,000 500,000	— — —	$ $	29,039 164,446 —

John Bily Chief Financial Officer	2002 2001 2000		$192,308 — —		— — —		— — —	— — —	100,000 — —	— — —		$16,534 — —

John Santos Senior Vice President, Planning and Corporate Development	2002 2001 2000	$ $ $	159,471 155,000 155,000	$	— — 20,000		— — 10,984	— — —	— — —	— — —	$ $ $	7,572 10,937 5,679

Helene Lamielle Vice President, Scientific Affairs	2002 2001 2000		$180,000 — —		— — —		— — —	— — —	75,000 — —	— — —		$6,325 — —

Nicholas Curtis Senior Vice President, Sales and Marketing	2002 2001 2000		$61,538 — —		— — —		— — —	— — —	75,000 — —	— — —		$2,390 — —

Guenther Roepstorff President, Domilens GmbH	2002 2001 2000	$ $ $	216,898 256,910 249,669	$ $ $	87,000 43,389 25,471	$ $ $	14,362 859,534 22,131	— — —	— — 50,000	— — —	$ $	— 33,564 32,618

(1)	Included in this column are the costs of an automobile allowance for Mr. Bailey and Mr. Roepstorff and for Mr. Santos, taxes paid by the Company related to a bonus received in 2000. Also included for Mr. Roepstorff in 2001 are $180,000 in consulting fees and $658,000 for the early termination of the consulting arrangement, paid at a discount.
(2)	No stock appreciation rights were granted in 2002, 2001 or 2000. The options issued to Mr. Roepstorff in 2000 were cancelled in 2002 in connection with a purchase agreement between Mr. Roepstorff and the Company to acquire his remaining interest in our majority owned German subsidiary, Domilens GmbH. This transaction is further described in “Certain Relationships and Related Transactions—Purchase Transaction.”

(3)	The amounts reported in this column, for all officers other than Mr. Bailey and Mr. Roepstorff, consist solely of the cost of life insurance premiums. Mr. Bailey’s “All Other Compensation” includes the cost of life and disability insurance premiums, in addition to relocation related expenses of $135,771 paid in 2001. Mr. Roepstorff’s “All Other Compensation” includes the cost of pension plan contributions.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table provides certain information with respect to individual grants of stock options and/or stock appreciation rights in the 2002 fiscal year to each of the named executive officers:

Name	Number of Securities Underlying Options/SARs Granted(2) (#)	% of Total Options/SARs Granted to Employees in Fiscal Year(3)(4)	Exercise or Base Price(2) ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%($)	10%($)
David Bailey	150,000	21%	3.81	1/2/2012	359,413	910,824
	60,000	8%	5.19	5/29/2007	86,034	190,113
John Bily	100,000	14%	3.29	12/11/2006	90,897	200,858
John Santos	—	—	—	—	—	—
Helene Lamielle	75,000	10%	4.62	1/14/2007	95,732	211,542
Nicholas Curtis	75,000	10%	3.45	7/14/2007	71,488	157,969
Guenther Roepstorff	—	—	—	—	—	—

(1)	The potential realizable dollar value of any given option is the difference between (i) the fair market value of the stock underlying such option as of the date of grant, adjusted to reflect hypothetical 5% and 10% annual growth rates simple interest from the date of grant of such option until the expiration date of such option, and (ii) the exercise price for such option. The 5% and 10% are hypothetical growth rates prescribed by the SEC for illustration purposes only and are not a forecast or prediction as to future stock prices. The actual amount that a named executive officer may realize will depend on various factors on the date the option is exercised, so there is no assurance that the value realized by a named executive officer will be at or near the value set forth above in the chart.
(2)	All options were granted at fair market value on the date of grant.
(3)	No SARs were granted to the named executive officers in the 2002 fiscal year.
(4)	The numerator in calculating this percentage includes options granted to each named executive officer in his capacity both as an officer (employee) and, if applicable, as a director. The denominator in calculating this percentage is 724,155, which represents options granted to all of the employees of the Company, including the named executive officers, which includes, if applicable, grants of options attributable to them in their capacities as directors.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION/SAR VALUES

The following table provides certain information with respect to the named executive officers concerning: (i) options exercised in fiscal year 2002; and (ii) the number and value of unexercised options as of the 2002 fiscal year end:

Name	Shares Acquired On Exercise(1) (#)	Value Realized(2) ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End(3) ($)Exercisable/ Unexercisable
David Bailey	—	—	820,000/40,000	186,000/0
John Bily	—	—	33,333/66,667	21,666/43,334
John Santos	—	—	82,999/20,001	0/0
Helene Lamielle	—	—	25,000/50,000	16,250/32,500
Nicholas Curtis	—	—	0/75,000	0/48,750
Guenther Roepstorff	—	—	0/0	0/0

(1)	No SARs were granted or exercised by any named executive officer in 2002, nor did any named executive officer hold any unexercised SARs at the end of the 2002 fiscal year. No options were exercised by any named executive officer in 2002.
(2)	The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options and the price of the options at exercise.
(3)	The dollar value provided represents the cumulative difference in the fair market value of the Common Stock underlying all in-the-money options as of the last day of the 2002 fiscal year and the exercise prices for such options. Options are “in-the-money” if the fair market value of the underlying Common Stock as of the last day of the 2002 fiscal year exceeds the exercise price of such options. The fair market value of the Common Stock for purposes of this calculation is $4.20, based upon the closing price for the Company’s stock as quoted on the Nasdaq National Market on January 3, 2003, the last day of the Company’s 2002 fiscal year.

COMPENSATION OF DIRECTORS

No cash fees were paid to directors for their service on the Board of Directors during the year 2002. Directors standing for election or re-election are granted options to purchase 60,000 shares of our Common Stock upon their election. Directors are elected for three-year terms. The option exercise price is the closing price of the Common Stock on the date of grant.

Upon reelection to the Board of Directors on May 30, 2002, Mr. Bailey received options to purchase 60,000 shares of our Common Stock at an exercise price of $5.19. These options vest in three equal amounts of 20,000 shares during each year of service with the first vesting on the date of grant. On January 2, 2002, Dr. Anhaeusser received options to purchase 45,000 shares of our Common Stock at a price of $3.81 for service as a director of Canon-STAAR Company Inc., a 50% joint venture of the Company with Canon Inc. and Canon Sales Co. Inc.

The Board of Directors can change the compensation of directors at any time.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

David Bailey, President, Chief Executive Officer and Chairman of the Board of Directors

On December 19, 2000, we entered into an employment agreement with Mr. David Bailey to act as our Chief Executive Officer and President. The agreement is for a term of three years and will be automatically renewed for successive three-year periods unless terminated pursuant to provisions stated in the agreement. In order to encourage Mr. Bailey to join the Company, he was granted an option to purchase 500,000 shares of our Common Stock at an exercise price of $11.25 per share, the fair market value on the date of the agreement. The right to exercise the options vested in three installments over a period of two years beginning with the effective date of the agreement. In addition, we paid a bonus of $110,000 in fiscal year 2001 representing the bonus forfeited by Mr. Bailey due to the termination of his prior employment and relocation costs.

The agreement provides for a base salary of $300,000 in the first year, increasing to $350,000 during the remaining of the term of the agreement. The agreement also provides for adjustments to Mr. Bailey’s annual salary based on increases in the cost of living during the previous twelve months. Additionally, Mr. Bailey is entitled to an automobile allowance.

Each year during the term of the employment agreement, Mr. Bailey and the Compensation Committee will establish performance goals, including earnings, cash flow and other objectives, and so long as he meets those goals, Mr. Bailey is to receive an annual bonus of up to 60% of his base annual salary.

Under the terms of the agreement, Mr. Bailey’s employment may be terminated for cause, upon Mr. Bailey’s death or disability, or upon 12 months written notice by Mr. Bailey. If Mr. Bailey’s employment is terminated by election of the Company or due to a change of control, Mr. Bailey will be entitled to receive severance equal to three years annual base salary, plus accrued bonus and vacation, and immediate vesting of any unvested options.

John Bily, Chief Financial Officer

On January 3, 2002, we entered into an employment agreement with Mr. John Bily to act as our Chief Financial Officer. The agreement does not have a stated term. In order to encourage Mr. Bily to join the Company, he was granted an option to purchase 100,000 shares of our Common Stock at an exercise price of $3.29 per share, the fair market value on the date of the agreement. The right to exercise these options vests over a period of three years, and 33,333 shares are currently vested.

The agreement provides for a base salary, currently $200,000, which may be adjusted periodically by the Company. Mr. Bily may also earn an annual bonus of no more than 40% of his annual salary upon achieving established performance goals.

Under the terms of the agreement, Mr. Bily’s employment may be terminated for cause or poor performance, upon Mr. Bily’s death, or upon 90 days written notice by Mr. Bily. If Mr. Bily’s employment is terminated by the Company without cause, upon 90 days written notice, he will be entitled to severance equal to six months salary. Should Mr. Bily’s employment be terminated due to a change of control, Mr. Bily will receive severance equal to one year’s salary and the immediate vesting of any unvested stock options.

John Santos, Senior Vice President, Planning and Corporate Development

On April 28, 1999, we entered into an employment agreement with Mr. John Santos. The agreement is for a term of three years, and is automatically renewed upon the expiration of each term unless otherwise re-negotiated or terminated pursuant to its terms. Mr. Santos has worked in various capacities for us and in August 2001, was appointed as Senior Vice President, Planning and Corporate Development, with no other changes in his employment arrangement.

Pursuant to his employment agreement, Mr. Santos receives an annual salary of $159,650 per year. This compensation may be increased at the discretion of the Board of Directors.

In conjunction with his agreement to continue providing services to us, Mr. Santos received an option to purchase 25,000 shares of our Common Stock at an exercise price of $10.63 per share. The option vested in equal increments over a period of three years and became fully vested on June 16, 2002.

If Mr. Santos’ employment is terminated as a result of a change of control, he will receive, in addition to any compensation earned through the effective date of his termination, one year’s annual salary, the immediate vesting of any unvested option, and the principal amount and all accrued interest of any loan made to him by the Company will be forgiven.

Helene Lamielle, Vice President, Scientific Affairs

On January 22, 2002, we entered into an employment agreement with Dr. Helene Lamielle to act as our Vice President, Scientific Affairs. The agreement does not have a stated term. In order to encourage Dr. Lamielle to join the Company, she was granted an education reimbursement allowance of up to $27,000 for an advanced degree. She was also granted an option to purchase 75,000 shares of our Common Stock at an exercise price of $4.62 per share, the fair market value on the date of the agreement. The right to exercise these options vests over a period of three years, and 25,000 shares are currently vested.

The agreement provides for a base salary, currently $200,000, which may be adjusted periodically by the Company. Dr. Lamielle may also earn an annual bonus of no more than 25% of her annual salary upon achieving established performance goals.

Under the terms of the agreement, Dr. Lamielle’s employment may be terminated for cause or poor performance, upon Dr. Lamielle’s death, or upon 90 days written notice by Dr. Lamielle. If Dr. Lamielle’s employment is terminated by the Company without cause, she will be entitled to severance equal to six months salary. Should Dr. Lamielle’s employment be terminated due to a change of control, she will receive severance equal to one year’s salary and the immediate vesting of any unvested stock options.

Nicholas Curtis, Senior Vice President, Sales & Marketing

On July 12, 2002, we entered into an employment agreement with Mr. Nick Curtis to act our Sr. Vice President, Sales & Marketing for the U.S. and Canada. The agreement does not have a stated term. In order to encourage Mr. Curtis to join the Company, he was granted an option to purchase 75,000 shares of our Common Stock at an exercise price of $3.45 per share, the fair market value on the date of the agreement. The right to exercise these options vests over a period of three years, none of which are currently vested. In addition, we have agreed to pay certain relocation costs associated with Mr. Curtis’ upcoming relocation from his home in Illinois.

The agreement provides for a base salary, currently $200,000, which may be adjusted periodically. Mr. Curtis may also earn an annual bonus of up to 50% of his annual salary upon achieving established performance goals. Should certain performance targets be exceeded, this amount could be increased.

In February 2003, Mr. Curtis’ employment agreement was amended to include a provision for termination due to a change of control. Should Mr. Curtis’ employment be terminated due to a change of control, he will receive severance equal to one year’s salary plus any accrued bonuses as calculated based upon length of employment and immediate vesting of any unvested stock options.

Guenther Roepstorff, President, Domilens GmbH

On January 3, 2003, our employment agreement with Mr. Guenther Roepstorff to act as President of our subsidiary, Domilens GmbH, was modified in connection with the purchase of his minority interest in Domilens. The agreement, which expires December 31, 2007, provides for an annual salary of DM 450,000 (U.S. $230,085 at January 3, 2003). In addition to his salary, Mr. Roepstorff is entitled to a 5% bonus on net income.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2002, Dr. Volker Anhaeusser, Mr. John Gilbert and Mr. David Morrison served on our Compensation Committee. None of these individuals is employed by the Company. Except for Mr. Morrison, none of these individuals was a party to any transactions with the Company during fiscal year 2002. Mr. Morrison is the sole owner of DRM Strategic Services Ltd., which received consulting fees of $73,000 during fiscal year 2002 under a Consulting Agreement with the Company. See “Certain Relationships and Related Transactions—Consulting Agreement.”

Compensation issues were also brought before the full Board, which included Mr. David Bailey and Dr. Peter Utrata.

REPORT OF THE COMPENSATION COMMITTEE

The Report of the Compensation Committee of the Board of Directors shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

General. During the year 2002, the Compensation Committee was comprised of Mr. David Morrison, Mr. John Gilbert and Dr. Volker Anhaeusser. The Compensation Committee establishes specific awards under our equity plans, such as stock options, and determines the compensation for the Company’s executive officers. Executive compensation can include salary, bonus, and option grants as well as other perquisites that vary with the level of responsibility.

In determining the compensation for a particular executive officer, the Compensation Committee was guided in the year 2002 by the following objectives:

•	attracting and retaining officers by maintaining competitive compensation packages; and

•	motivating officers to achieve and maintain superior performance levels.

The Compensation Committee believes that total compensation for executive officers should be sufficiently competitive with compensation paid by companies of similar size and market place position.

Base Compensation. Base pay is baseline cash compensation and is determined by market forces. The Compensation Committee sets base pay based on what it believes is comparable to compensation paid by companies of similar size and market place position.

Annual Cash Bonuses. The Compensation Committee, in its sole discretion, approves the payment of bonuses from time to time to the Company’s employees, including its executive officers, as an incentive to influence employees to be productive over the course of each fiscal year. The determination of which executive officers should receive a bonus and what the amount of the bonus should be is based upon a subjective analysis of the executive’s level of responsibility, performance of duties and attainment of performance goals, and also takes into consideration other types and amounts of compensation paid to the executive, such as commissions.

Long-term Stock Ownership Plans. During the 2002 fiscal year the Company had several active stock plans in place for employees, officers and directors, including the 1998 STAAR Surgical Company Stock Plan, the 1996 STAAR Surgical Company Non-Qualified Stock Plan, the 1991 Stock Option Plan of STAAR Surgical Company and the STAAR Surgical Company Stock Option Plan and Agreement for Chief Executive Officer. From time to time the Company has also issued non-qualified options that were not part of a formal plan. With the exception of the 1996 STAAR Surgical Company Non-Qualified Stock Plan and non-qualified options issued that were not part of a formal plan, the stockholders of the Company have approved these plans. The plans afford the Company the ability to make stock grants and to grant incentive stock options, non-qualified stock options, and stock appreciation rights to, among others, the Company’s directors, officers and employees.

The Compensation Committee’s objective is to grant stock or options to purchase stock under its stock plans subject to vesting conditions based on continued employment. These vesting requirements are intended to create a more productive workforce by acting as an inducement for long-term employment with the Company, thereby lending stability to our employee base and encouraging more long-term productivity by our employees as they see their efforts translate into greater share value.

Compensation for Chief Executive Officer. Mr. Bailey’s compensation is described in the section of this Annual Report entitled “Employment Agreements with Named Executive Officers.” Mr. Bailey’s base compensation of $350,000 was based upon competitive market forces, his extensive experience in the ophthalmic products industry and his successful management of the surgical division of CIBA Vision Corporation, a private company with over $1 billion in revenues.

During the 2002 fiscal year, the Compensation Committee recommended, and the Board of Directors approved, the grant of an option to Mr. Bailey allowing him to purchase 150,000 shares of the Company’s Common Stock at $3.81 per share (exercise price is the fair market value of the Common Stock on the date of grant). These options became fully vested upon Mr. Bailey’s achievement of certain goals established by the Compensation Committee. These goals included: the attainment of positive cash flow, the hiring of key executives, the launch of a product line in Germany and other key international markets, and the approval of the U.S. FDA of an investigational device exemption for the Toric ICL.

In addition to his compensation as Chief Executive Officer, Mr. Bailey is entitled to stock options upon reelection to the Board of Directors. Accordingly, on May 30, 2002, Mr. Bailey received options to purchase 60,000 shares of our Common Stock at an exercise price of $5.19. These options vest in three equal amounts of 20,000 shares during each year of service with the first vesting on the date of grant.

Policy under §162(m) of the Internal Revenue Code. The Compensation Committee has not formulated a policy in qualifying compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code, and does not foresee the necessity of doing so in the near future. Should limitations on the deductibility of compensation become a material issue, the Compensation Committee will, at such time, determine whether such a policy should be implemented, either in general or with respect to specific transactions.

The Compensation Committee

John Gilbert

Dr. Volker D. Anhaeusser

David Morrison

STOCK PERFORMANCE GRAPH

Set forth below is a line graph, assuming an initial investment of $100 on December 31, 1997, comparing the yearly percentage change in the cumulative total stockholder return for the last five fiscal years of the Common Stock relative to the cumulative total stockholder return for the same time period of: (i) United States and foreign companies listed on the Nasdaq Stock Market (the “Nasdaq Index”); and (ii) United States and foreign companies listed on the Nasdaq Stock Market (the “Peer Index”) which operate in the surgical, medical and dental instrument and supply industries (based upon Standard Industrial Classification (“SIC”) codes in the range of 3840 through 3849; the Company’s SIC code is 3845). The Nasdaq Index and the Peer Index were prepared by the Center for Research in Security Prices of the University of Chicago’s Graduate School of Business. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference to this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
STAAR Surgical Company

Produced on 03/07/2003 including data to 01/03/2003

$400
$300
$200
$100
$0
12/31/1997
12/31/1998
12/31/1999
12/29/2000
12/28/2001
01/03/2003
125.2
87.9
24.4

Legend

Symbol	CRSP Total Returns Index for:	12/1997	12/1998	12/1999	12/2000	12/2001	01/2003
———— ■	STAAR Surgical Company	100.0	45.5	56.7	73.1	22.0	24.4
— — — ★	Nasdaq Stock Market (US & Foreign)	100.0	138.5	258.2	155.8	125.2	87.9
- - - - ▲	NASDAQ Stocks (SIC 3840-3849 US + Foreign) Surgical, Medical, and Dental Instruments and Supplies	100.0	111.3	134.8	139.1	153.9	125.2

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.0 on 12/31/1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each beneficial owner (other than directors and named executive officers) of more than 5% of our Common Stock. This information is based on publicly available information filed with the Securities and Exchange Commission as of May 5, 2003.

Name and Address of Beneficial Owners	Number of Shares and Nature of Beneficial Ownership		Percent of Outstanding Common Stock

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	1,450,000	(1)	8.42%

J.P. Morgan Chase & Co. 270 Park Ave. New York, NY 10017	1,061,560	(2)	6.1%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,021,950	(3)	5.93%

Federated Investors, Inc. Federated Investors Tower 5800 Corporate Drive Pittsburgh, PA 15222	1,007,400	(4)	5.9%

(1)	Shares are as of December 31, 2002 and include 1,090,000 shares with respect to which there is shared power to vote and 1,450,000 shares with respect to which there is shared power of disposition.

(2)	Shares are as of December 31, 2002 and include 1,046,320 shares with respect to which there is sole power to vote and 1,060,850 shares with respect to which there is sole power of disposition.

(3)	Shares are as of December 31, 2002 and consist of 1,021,950 shares with respect to which the holder has sole voting and dispositive power.

(4)	Shares are as of December 31, 2002 and consist of 1,007,400 shares with respect to which the holder has sole voting and dispositive power.

The following table sets forth, as of May 5, 2003, information with respect to the shares of Common Stock beneficially owned by (i) each director and director nominee; (ii) each person (other than a person who is also a director and/or a director nominee) who is an executive officer named in the Summary Compensation Table below; and (iii) all executive officers and directors as a group. The term “executive officer” is defined as the President, Chief Financial Officer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership(2)	Total	Percent of Class(3)
David Bailey	50,754	840,000	890,754	5.2%
John Bily	—	33,333	33,333	*
John Santos	5,000	103,000	108,000	*
Helene Lamielle	—	25,000	25,000	*
Nicholas Curtis	3,000	—	3,000	*
Volker Anhaeusser	14,425	90,000	104,425	*
John R. Gilbert	—	60,000	60,000	*
David Morrison	—	80,000	80,000	*
Donald Duffy	—	—	—	—

All current directors and executive officers as a group	73,179	1,231,333	1,304,512	7.7%

*	Less than 1%.

(1)	The business address of each person named is c/o STAAR Surgical Company, 1911 Walker Avenue, Monrovia, California 91016.

(2)	Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

(3)	Based on 17,033,233 shares of Common Stock outstanding on the transfer records as of May 1, 2003.

The following table provides information as of January 3, 2003 on all our equity compensation plans currently in effect.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plans Approved by Shareholders	2,423,165	(1)	7.52	407,739	(1)
Plans Not Approved by Shareholders	715,150		4.64	434,329	(2)

Total Options	3,138,315		6.86	842,068

(1)	Represents awards issued under the 1991 Stock Option Plan of STAAR Surgical Company, the 1998 STAAR Surgical Company Stock Plan (1998 Plan) and the STAAR Surgical Company Stock Option Plan and Agreement for Chief Executive Officer. Securities remaining available for issuance are pursuant to the 1998 Plan only.

(2)	Under the terms of the 1995 STAAR Surgical Company Consultant Plan and the 1996 STAAR Surgical Company Non-Qualified Stock Plan, the maximum number of shares which may be issued or granted under the Plan shall be increased by (i) the number of shares or stock rights tendered by a Recipient as payment of Option or Awarded shares; (ii) the number of shares subject to an Option which is terminated unexercised or expires; and (iii) the number of restricted shares granted which are subsequently forfeited by the holders thereof.

Item 13. Certain Relationships and Related Transactions

Indebtedness of Management

Peter J. Utrata

As of January 3, 2003, Dr. Peter J. Utrata, one of our directors until January 28, 2003, was indebted to us in the amount of $1,530,500. Excluding interest, this is the largest aggregate amount of indebtedness owed by Dr. Utrata during 2002. The following table sets forth the date on which each loan was made and the principal amount of the loan:

Date of Loan	Amount of Loan
June 16, 1999	$1,258,000
June 2, 2000	$272,500

We received full recourse promissory notes from Dr. Utrata memorializing these loans. The loans were used by Dr. Utrata to exercise options to purchase our Common Stock.

The promissory note in the amount of $1,258,000 is due to be paid in full on June 15, 2004 and bears interest at the lower of the lowest rate allowable by the Internal Revenue Service without the imputation of interest or 7%. Payment of the promissory note is partly secured with 120,000 shares of our Common Stock, pursuant to the terms of a Stock Pledge Agreement executed by Dr. Utrata.

The promissory note in the amount of $272,500 is due to be paid in full on June 1, 2005 and bears interest at the lower of the lowest rate allowable by the Internal Revenue Service without the imputation of interest or 7%. Payment of the promissory note is partly secured with 20,000 shares of our Common Stock, pursuant to the terms of a Stock Pledge Agreement executed by Dr. Utrata, as additional security for repayment of this loan.

A promissory note in the amount of $100,000, plus accrued interest, was paid in full on November 10, 2002. Dr. Utrata resigned as director on January 28, 2003.

John Santos

As of January 3, 2003, Mr. John Santos, one of our executive officers, was indebted to us in the amount of $74,500. Excluding interest, this is the largest aggregate amount of indebtedness owed by Mr. Santos during 2002. The following table sets forth the date on which each loan was made and the principal amount of the loan:

Date of Loan	Amount of Loan
July 19, 1996	$25,000
August 28, 1998	$30,000
September 8, 1998	$14,500
April 11, 2001	$5,000

We received full recourse demand notes from Mr. Santos memorializing these loans, which were taken by Mr. Santos as personal loans.

These notes have no set term, and are due at the Company’s option upon 60 days written notice. The notes bear interest at rates ranging from 5% to 7%, or the lower of the lowest rate allowable by the Internal Revenue Service without the imputation of interest.

Consulting Agreement

David Morrison

On March 1, 2001, we entered into a Consulting Agreement with DRM Strategic Services Ltd., a private limited company wholly owned by our director, Mr. David Morrison. Pursuant to this Consulting Agreement, we pay DRM Strategic Services Ltd. the sum of $1,000 for each day Mr. Morrison performs duties as a consultant, but in no month is DRM Strategic Services Ltd. paid for less than six days work. In conjunction with this Consulting Agreement, we issued to Mr. Morrison an option to purchase 20,000 shares of our Common Stock. The option exercise price is $3.99, the closing price on the date of grant. The duties that Mr. Morrison performs on behalf of DRM Strategic Services Ltd. include performing market research on behalf of the Company, assisting the Company in identifying licensing and co-marketing opportunities throughout the world and assisting the Company with identifying and building strategic relationships within the worldwide ophthalmic industry.

Purchase Agreement

Guenther Roepstorff

During the 2002 fiscal year, we entered into a purchase agreement with Mr. Guenther Roepstorff to acquire the remaining 20% interest in our 80% owned German subsidiary, Domilens GmbH. Pursuant to this agreement, the Company acquired the remaining shares in a non-cash transaction at its book value of $426,000 in exchange for cancellation of amounts due from Mr. Roepstorff of $955,000 less bonuses due to Mr. Roepstorff of $87,000, resulting in goodwill of $442,000. The terms of the agreement also provided for the cancellation of 75,000 unexercised stock options previously issued to Mr. Roepstorff, the subsidiary’s president, and also included an agreement not to compete with the Company for a period of ten years.

PART IV

Item 15. Exhibits, Financial Statement Schedules, ad Reports on Form 8-K.

(3) Exhibits

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

By:	/s/ David Bailey
David Bailey President and Chief Executive Officer

May 5, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and 1 have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	By:	/s/ DAVID BAILEY
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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	by:	/s/ JOHN BILY
John Bily Chief Financial Officer (principal accounting and financial officer)