Form 10-K/A
period 2003-01-03
STAAR SURGICAL COMPANY
filed 2003-05-12
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the Company’s fiscal year ended January 3, 2003 (the “Report”) supplements the Report and supersedes in its entirety Amendment No. 1 to the Report, which was filed on May 5, 2003. This Amendment No. 2 is being filed to correct certain information contained in the “Summary Compensation” table included in Item 11 of Amendment No. 1, and also updates the table of security ownership of beneficial owners to incorporate information filed with the Securities and Exchange Commission by a beneficial owner after May 5, 2003.

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

Name and Principal Position	Year	Annual Compensation						Long-Term Compensation			All Other Compensation ($)(3)
								Awards		Payouts
		Salary ($)		Bonus ($)		Other Annual Compensation ($)(1)		Restricted Stock Awards ($)	Securities Underlying Options/SARs (2)	LTIP Payouts ($)
David Bailey Chairman, CEO and President	2002 2001 2000	$ $	359,450 300,000 —	$	— 110,000 —	$ $	8,000 8,000 —	— — —	210,000 150,000 500,000	— — —	$ $	29,039 164,446 —

John Bily Chief Financial Officer	2002 2001 2000		$192,308 — —		— — —		— — —	— — —	100,000 — —	— — —		$16,534 — —

John Santos Senior Vice President, Planning and Corporate Development	2002 2001 2000	$ $ $	159,471 155,000 142,308	$	— — 20,000	$	— — 10,984	— — —	— — 60,000	— — —	$ $ $	7,572 10,937 10,691

Helene Lamielle Vice President, Scientific Affairs	2002 2001 2000		$180,000 — —		— — —		— — —	— — —	75,000 — —	— — —		$6,325 — —

Nicholas Curtis Senior Vice President, Sales and Marketing	2002 2001 2000		$61,538 — —		— — —		— — —	— — —	75,000 — —	— — —		$2,390 — —

Guenther Roepstorff President, Domilens GmbH	2002 2001 2000	$ $ $	216,898 256,910 249,669	$ $ $	87,000 43,389 25,471	$ $ $	14,362 859,534 22,131	— — —	— — 50,000	— — —	$ $	— 33,564 32,618

(1)	Included in this column are the costs of an automobile allowance for Mr. Bailey and Mr. Roepstorff and for Mr. Santos, taxes paid by the Company related to a bonus received in 2000. Also included for Mr. Roepstorff in 2001 are $180,000 in consulting fees and $658,000 for the early termination of the consulting arrangement, paid at a discount.

(2)	No stock appreciation rights were granted in 2002, 2001 or 2000. The options issued to Mr. Roepstorff in 2000 were cancelled in 2002 in connection with a purchase agreement between Mr. Roepstorff and the Company to acquire his remaining interest in our majority owned German subsidiary, Domilens GmbH. This transaction is further described in “Certain Relationships and Related Transactions—Purchase Agreement.”

(3)	The amounts reported in this column, for all officers other than Mr. Bailey and Mr. Roepstorff, consist solely of the cost of life insurance premiums. Mr. Bailey’s “All Other Compensation” includes the cost of life and disability insurance premiums, in addition to relocation related expenses of $135,771 paid in 2001. Mr. Roepstorff’s “All Other Compensation” includes the cost of pension plan contributions.

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

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION/SAR VALUES

The following table provides certain information with respect to the named executive officers concerning: (i) options exercised in fiscal year 2002; and (ii) the number and value of unexercised options as of the 2002 fiscal year end:

Name	Shares Acquired On Exercise(1) (#)	Value Realized(2) ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End(3) ($) Exercisable/ Unexercisable
David Bailey	—	—	820,000/40,000	186,000/0
John Bily	—	—	33,333/66,667	21,666/43,334
John Santos	—	—	82,999/20,001	0/0
Helene Lamielle	—	—	25,000/50,000	16,250/32,500
Nicholas Curtis	—	—	0/75,000	0/48,750
Guenther Roepstorff	—	—	0/0	0/0

(1)	No SARs were granted or exercised by any named executive officer in 2002, nor did any named executive officer hold any unexercised SARs at the end of the 2002 fiscal year. No options were exercised by any named executive officer in 2002.

(2)	The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options and the price of the options at exercise.

(3)	The dollar value provided represents the cumulative difference in the fair market value of the Common Stock underlying all in-the-money options as of the last day of the 2002 fiscal year and the exercise prices for such options. Options are “in-the-money” if the fair market value of the underlying Common Stock as of the last day of the 2002 fiscal year exceeds the exercise price of such options. The fair market value of the Common Stock for purposes of this calculation is $4.20, based upon the closing price for the Company’s stock as quoted on the Nasdaq National Market on January 3, 2003, the last day of the Company’s 2002 fiscal year.

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

Nicholas Curtis, Senior Vice President, Sales & Marketing

On July 12, 2002, we entered into an employment agreement with Mr. Nicholas Curtis to act our Sr. Vice President, Sales & Marketing for the U.S. and Canada. The agreement does not have a stated term. In order to encourage Mr. Curtis to join the Company, he was granted an option to purchase 75,000 shares of our Common Stock at an exercise price of $3.45 per share, the fair market value on the date of the agreement. The right to exercise these options vests over a period of three years, none of which are currently vested. In addition, we have agreed to pay certain relocation costs associated with Mr. Curtis’ upcoming relocation from his home in Illinois.

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

The following table sets forth each beneficial owner (other than directors and named executive officers) of more than 5% of our Common Stock. This information is based on publicly available information filed with the Securities and Exchange Commission as of May 8, 2003.

Name and Address of Beneficial Owners	Number of Shares and Nature of Beneficial Ownership		Percent of Outstanding Common Stock

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	1,450,000	(1)	8.42%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,021,950	(2)	5.93%

Federated Investors, Inc. Federated Investors Tower 5800 Corporate Drive Pittsburgh, PA 15222	1,007,400	(3)	5.9%

(1)	Shares are as of December 31, 2002 and include 1,090,000 shares with respect to which there is shared power to vote and 1,450,000 shares with respect to which there is shared power of disposition.

(2)	Shares are as of December 31, 2002 and consist of 1,021,950 shares with respect to which the holder has sole voting and dispositive power.

(3)	Shares are as of December 31, 2002 and consist of 1,007,400 shares with respect to which the holder has sole voting and dispositive power.

The following table sets forth, as of May 8, 2003, information with respect to the shares of Common Stock beneficially owned by (i) each director and director nominee; (ii) each person (other than a person who is also a director and/or a director nominee) who is an executive officer named in the Summary Compensation Table below; and (iii) all executive officers and directors as a group. The term “executive officer” is defined as the President, Chief Financial Officer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership(2)	Total	Percent of Class(3)
David Bailey	50,754	840,000	890,754	5.2%
John Bily	—	33,333	33,333	*
John Santos	5,000	103,000	108,000	*
Helene Lamielle	—	25,000	25,000	*
Nicholas Curtis	3,000	—	3,000	*
Volker Anhaeusser	14,425	90,000	104,425	*
John R. Gilbert	—	60,000	60,000	*
David Morrison	—	80,000	80,000	*
Donald Duffy	—	—	—	—

All current directors and executive officers as a group	73,179	1,231,333	1,304,512	7.6%

*	Less than 1%.

(1)	The business address of each person named is c/o STAAR Surgical Company, 1911 Walker Avenue, Monrovia, California 91016.

(2)	Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

(3)	Based on 17,054,233 shares of Common Stock outstanding on the transfer records as of May 8, 2003.

The following table provides information as of January 3, 2003 on all our equity compensation plans currently in effect.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plans Approved by Shareholders	2,423,165	(1)	7.52	407,739	(1)
Plans Not Approved by Shareholders	715,150		4.64	434,329	(2)

Total Options	3,138,315		6.86	842,068

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

By:	/s/ DAVID BAILEY
David Bailey President and Chief Executive Officer

May 12, 2003

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

Date: May 12, 2003	By:	/s/ DAVID BAILEY
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

Date: May 12, 2003	By:	/s/ JOHN BILY
John Bily Chief Financial Officer (principal accounting and financial officer)