Form 10-Q
period 2003-04-04
STAAR SURGICAL COMPANY
filed 2003-05-19
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant has 17,059,233 shares of common stock, par value $0.01 per share, issued and outstanding as of May 12, 2003.

STAAR SURGICAL COMPANY

SIGNATURES	25

CERTIFICATIONS	26

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 4, 2003	January 3, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$399	$1,009
Accounts receivable, net	6,634	5,992
Inventories	11,603	11,761
Prepaids, deposits, and other current assets	3,118	2,845

Total current assets	21,754	21,607

Investment in joint venture	568	462
Property, plant and equipment, net	7,090	7,438
Patents and licenses, net	8,803	9,038
Goodwill	6,427	6,427
Other assets	365	393

Total assets	$45,007	$45,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,246	$5,845
Accounts payable	4,918	4,394
Other current liabilities	4,773	4,386

Total current liabilities	14,937	14,625
Other long-term liabilities	89	89

Total liabilities	15,026	14,714

Minority interest	124	100

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 16,962 at April 4, 2003 and January 3, 2003	170	170
Additional paid-in capital	75,027	74,977
Accumulated other comprehensive loss	(35)	(111)
Accumulated deficit	(42,168)	(41,421)

	32,994	33,615
Notes receivable from officers and directors	(3,137)	(3,064)

Total stockholders’ equity	29,857	30,551

Total liabilities and stockholders’ equity	$45,007	$45,365

Note: The amounts presented in the January 3, 2003 balance sheet are derived from the audited financial statements for the year ended January 3, 2003. See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	April 4, 2003	March 29, 2002

Sales	$12,779	$11,631
Royalty and other income	47	100

Total revenues	12,826	11,731

Cost of sales	5,847	6,019

Gross profit	6,979	5,712

Selling, general, and administrative expenses:
General and administrative	2,287	2,402
Marketing and selling	4,161	4,002
Research and development	1,176	1,076

Total selling, general, and administrative expenses	7,624	7,480

Operating loss	(645)	(1,768)

Other income (expense):
Equity in earnings of joint venture	106	12
Interest income	336	18
Interest expense	(143)	(127)
Other expense	(54)	(23)

Total other income (expense)	245	(120)

Loss before income taxes and minority interest	(400)	(1,888)
Income tax expense (benefit)	329	(932)
Minority interest	18	41

Net loss	$(747)	$(997)

Basic and diluted net loss per share	$(.04)	$(.06)

Weighted average shares outstanding – Basic and diluted	16,962	17,159

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	April 4, 2003	March 29, 2002

Cash flows from operating activities:
Net loss	$(747)	$(997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	488	521
Amortization of intangibles	241	227
Equity in earnings of joint venture	(106)	(12)
Stock-based compensation expense	50	51
Notes receivable reserve	(83)	—
Minority interest	24	47
Changes in working capital:
Accounts receivable	(642)	270
Inventories	158	1,250
Prepaids, deposits, and other current assets	(273)	(267)
Accounts payable	530	(215)
Other current liabilities	387	(374)

Net cash provided by operating activities	27	501

Cash flows from investing activities:
Acquisition of property and equipment	(140)	(165)
Increase in patents and licenses	(6)	—
Decrease (increase) in other assets	28	(50)
Proceeds from notes receivable and other	4	—

Net cash used in investing activities	(114)	(215)

Cash flows from financing activities:
Decrease in borrowings under notes payable	(599)	(489)
Proceeds from stock options	—	6

Net cash used in financing activities	(599)	(483)

Effect of exchange rate changes on cash and cash equivalents	76	108

Decrease in cash and cash equivalents	(610)	(89)
Cash and cash equivalents, at the beginning of the period	1,009	853

Cash and cash equivalents, at the end of the period	$399	$764

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2003

1.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive loss. During the three months ended April 4, 2003 and March 29, 2002, the net foreign currency translation gain was $76,000 and $108,000, respectively. Net foreign currency transaction loss for the three months ended April 4, 2003 and March 29, 2002 was $56,000 and $3,000, respectively.

Investment in the Company’s Japanese joint venture is accounted for using the equity method of accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three months ended April 4, 2003 and March 29, 2002, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2003. The results of operations for the three months ended April 4, 2003 and March 29, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.

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

The Company markets and sells its products in over 39 countries and has manufacturing sites in the United States and Switzerland. Other than the United States and Germany, the Company does not conduct business in any country in which its sales in that country exceed 5% of the Company’s consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Company’s sales to unaffiliated customers between those in the United States, Germany, and other locations for each period is set forth below (in thousands):

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended

	April 4, 2003	March 29, 2002

Sales to unaffiliated customers
United States	$5,760	$6,156
Germany	5,028	3,692
Other	1,991	1,783

Total	$12,779	$11,631

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at April 4, 2003 and January 3, 2003 (in thousands):

	April 4, 2003	January 3, 2003

Raw materials and purchased parts	$842	$710
Work-in-process	1,162	798
Finished goods	9,599	10,253

	$11,603	$11,761

4.

Intangible Assets

The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $14.0 million and accumulated amortization of $5.2 million as of April 4, 2003. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years. Amortization expense for the quarters ended April 4, 2003 and March 29, 2003, was $241,000, and $227,000, respectively.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average amortization period for other intangible assets is approximately 15 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year

2003	$676
2004	676
2005	676
2006	676
2007	676

Total	$3,380

5.

Notes Payable

On March 26, 2003, the Company and its domestic lender executed an agreement to extend the maturity date of the Company’s $3.0 million line of credit for one year to March 31, 2004. The line of credit bears interest at a rate equal to the prime rate (4.25% at April 4, 2003) plus an interest margin of 5%. In addition, the Company is required to pay a commitment fee of 1.25% per annum of the unused amount of the line of credit. The line of credit is secured by a first priority lien on substantially all of the Company’s assets. It also requires the Company to comply with certain financial covenants including the maintenance of specified levels of liquidity, tangible net worth, operating cash flow and operating income. The operating cash flow and operating income covenants commence in the third quarter of 2003. As of April 4, 2003, the Company was in compliance with the covenants of the agreement. Borrowings outstanding under the note as of April 4, 2003 and January 3, 2003, were approximately $2.1 million and $2.8 million, respectively.

6.

Reclassifications

Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

7.

Net Loss Per Share

For the three months ended April 4, 2003 and March 29, 2002, options to purchase 3.5 million and 3.2 million shares, respectively of the Company’s common stock were outstanding. These potential common shares were excluded from the computation of diluted earnings per share for both periods, because their inclusion would have an antidilutive effect.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Pro forma net loss and loss per share for the quarters ended April 4, 2003 and March 29, 2002 had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123 are as follows (in thousands, except per share data):

		Three Months Ended

		April 4, 2003	March 29, 2002

Net loss	As reported	$(747)	$(997)
Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(245)	(471)

Net loss	Pro forma	$(992)	$(1,468)

Loss per share:	Basic and diluted
As reported		$(0.04)	$(0.06)
Pro forma		$(0.06)	$(0.09)

Due to the fact that the Company’s stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1996 through first quarter 2003.

8.

Supply Agreement

In May 1999, the Company entered into a license and supply agreement with another manufacturer to license and re-sell one of the manufacturer’s products. Under the terms of the agreement, the Company was committed to purchase the specified product for a total sum of $3.2 million over 18 months. In September 2001, the supply agreement was amended reducing the minimum contractual amount that the Company is obligated to purchase from the manufacturer to $2.5 million over a 24-month period commencing September 1, 2001. The agreement, as amended, can be cancelled at the end of the 24-month period by either party upon four months written notice. Purchases under the agreement for the quarter ended April 4, 2003 were approximately $290,000.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In December 2000, the Company entered into a minimum purchase agreement with another manufacturer for the purchase of viscoelastic solution. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the Seller gains regulatory approval of the product in other markets, as requested by the Company. Purchases under the agreement during the quarter ended April 4, 2003 were approximately $142,000.

As of April 4, 2003, estimated annual purchase commitments under these contracts are as follows (in thousands):

Fiscal Year

2003	$1,478
2004	600
2005	600
2006	200

Total	$2,878

9.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. No guarantees were entered into or modified after December 31, 2002. Significant guarantees of the Company as of April 4, 2003 are disclosed in Note 8 of the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s financial position or results of operations. The Company has provided the interim disclosures required by SFAS 148 in Note 7 of the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not believe the adoption of FIN 46 will have a material impact its financial position or results of operations.

10.

Subsequent Event

On April 11, 2003, the Company reached an agreement with a former officer and director of the Company, for the early repayment of his loan obligations to the Company totaling $659,000 plus accrued interest of $171,000. The notes, which would have matured on September 4, 2003, were paid in full on May 6, 2003.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM 2 -

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

The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under Item 1— Financial Statements above.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total Revenues for Three Months		Percentage Change for Three Months

	April 4, 2003	March 29, 2002	2003 vs. 2002

Total revenues	100.0%	100.0%	9.3%
Cost of sales	45.6	51.3	(2.9)

Gross profit	54.4	48.7	22.2
Costs and expenses:
General and administrative	17.8	20.5	(4.8)
Marketing and selling	32.4	34.1	4.0
Research and development	9.2	9.2	9.3

Total costs and expenses	59.4	63.8	1.9
Operating loss	(5.0)	(15.1)	(63.5)
Other income (expense), net	1.9	(1.0)	—

Loss before income taxes	(3.1)	(16.1)	(78.8)
Income taxes	2.6	(7.9)	—
Minority interest	0.1	.3	(55.1)

Net loss	(5.8)%	(8.5)%	(25.0)%

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Revenues

Revenues for the three months ended April 4, 2003 were $12.8 million, which is $1.1 million or 9.3% greater than the $11.7 million in revenues for the three months ended March 29, 2002. Sales increases were realized across all product lines, except in silicone intraocular lenses (IOLs) and the AquaFlow device. The most significant increases were the result of a 31% increase in distributed products in Germany, such as custom surgical packs and other cataract products used in surgery, and a 37% increase in sales internationally of the Company’s implantable contact lens (“ICL™”). ICL unit volume increased 39% while average selling price (“ASP”) decreased 2% over the same quarter last year. Revenues in international markets also benefited from the favorable impact of exchange rate changes relative to the U.S. dollar.

Total IOL sales increased 1% over the first quarter of 2002 despite a 20% decrease in unit volume, primarily in the U.S. market, of the Company’s single-piece silicone model as a result of problems with the lens delivery system. The decrease in sales of the single-piece silicone model was offset by increased sales of Collamer IOLs (9% increase in volume partially offset by a 2% decrease in ASP), and other IOL models sold in international markets (increased volume and ASP). As a result of the decreased IOL sales in the U.S., overall sales in that market declined 7%. The Company expects IOL sales to increase in the U.S. in the second half of the year as it resolves its delivery system issues.

Gross Profit Margin

Gross profit margin increased to 54.4% of revenues for the three months ended April 4, 2003 from 48.7% of revenues for the three months ended March 29, 2002. The increase in gross profit margin is principally due to the replacement of high cost IOL inventory with significantly lower cost IOL inventory. The high cost inventory resulted from low manufacturing volumes during a period of restructuring. Gross profit margin also improved due to increased sales of the higher margin ICL in international markets and due to lower costs of custom packs and other cataract products sold in the German market.

Other Income (Expense)

Other income for the quarter ended April 4, 2003 was $245,000, as compared to other expense of $120,000 for the quarter ended March 29, 2002. The increase in other income is the result of an increase in earnings in the Company’s Japanese joint venture and due to accrued interest income on notes of former officers of the Company.

Income Taxes

The Company recorded income taxes for the quarter ended April 4, 2003 of $329,000 based on the income of its German subsidiary. For the quarter ended March 29, 2002, the Company recorded a net income tax benefit of $932,000 based on legislation enacted March 9, 2002 (HR 3090), which enabled the Company to carryback portions of its federal 2000 and 2001 losses to 1996, 1997 and 1998.

Liquidity and Capital Resources

Cash and cash equivalents at April 4, 2003 decreased by approximately $610,000 relative to January 3, 2003, as a result of the Company’s paying down its domestic notes payable.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the quarter ended April 4, 2003, accounts receivable increased $642,000 relative to January 3, 2003. The increase in accounts receivable relates to extended terms given to certain international customers. Day’s sales outstanding (DSO) were 47 days at April 4, 2003 compared to 45 days at January 3, 2003. The Company expects to maintain DSO within a range of 45 to 50 days during the course of the 2003 fiscal year.

Accounts payable during the quarter ended April 4, 2003 increased $524,000 relative to the fiscal year ended January 3, 2003. The increase in accounts payable is due to the timing of insurance premiums and royalty payments internationally.

Other current liabilities during the quarter ended April 4, 2003 increased $387,000 relative to January 3, 2003. The increase in other current liabilities is due to an increase in accrued salaries and wages and taxes payable.

On March 26, 2003, the Company and its domestic lender executed an agreement to extend the maturity date of the Company’s $3.0 million line of credit for one year to March 31, 2004. The line of credit bears interest at a rate equal to the prime rate (4.25% at April 4, 2003) plus an interest margin of 5%. In addition, the Company is required to pay a commitment fee of 1.25% per annum of the unused amount of the line of credit. The line of credit is secured by a first priority lien on substantially all of the Company’s assets. It also requires the Company to comply with certain financial covenants including the maintenance of specified levels of liquidity, tangible net worth, operating cash flow and operating income. The operating cash flow and operating income covenants commence in the third quarter of 2003. As of April 4, 2003, the Company was in compliance with the covenants of the agreement. Borrowings outstanding under the note as of April 4, 2003 and January 3, 2003, were approximately $2.1 million and $2.8 million, respectively.

A subsidiary of the Company has a revolving credit facility with a Swiss bank, which, as amended in fiscal 2001, provides for borrowings of up to 4.5 million Swiss Francs “CHF” ($3.3 million based on the exchange rate on April 4, 2003). The credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.2 million based on the exchange rate on April 4, 2003) and does not have a termination date; Part B provides for borrowings of up to CHF 1.5 million ($1.1 million based on the exchange rate on April 4, 2003). The loan amount under Part B of the agreement reduces by CHF 250,000 ($181,000 based on the exchange rate on April 4, 2003) semi-annually beginning June 30, 2002. The credit facility is secured by a general assignment of claims and includes positive and negative covenants, which among other things requires the subsidiary to maintain equity at or above CHF 15.8 million (approximately $11.5 million based on the exchange rate on April 4, 2003), prevents the subsidiary from entering into secured obligations except as already disclosed to the lender or guaranteeing the obligations of its subsidiaries or any third party. The agreement also prevents payment on loans made to the subsidiary by the Company without prior consent of the lender.

The loan agreement provides for borrowings on a current or fixed-term basis. The interest rate on current advances is 6.5% per annum at April 4, 2003 plus a commission rate of 0.25%, payable each quarter. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin. The fixed-term rate at April 4, 2003 was 4.3%. There were no borrowings outstanding under the current account as of April 4, 2003. Fixed term advances at April 4, 2003 were CHF 4.1 million ($3.0 million based on the exchange rate on April 4, 2003).

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A subsidiary of the Company has a revolving credit facility with a German bank which provides for borrowings of up to approximately 125,000 EUR ($134,000 at the exchange rate on April 4, 2003) at an interest rate of 8.5%. The loan, originally due February 28, 2003, was extended on October 8, 2002 to August 31, 2003. Payments in the amount of 50,000 EUR ($54,000 at the exchange rate on April 4, 2003) were due monthly beginning December 31, 2001. The amended agreement reduced the monthly payment to 25,000 EUR ($27,000 at the exchange rate on April 4, 2003). The bank also agreed to waive the September 2002 and October 2002 payments. There were no other changes to the original terms of the agreement. The loan is secured by an assignment of the subsidiary’s accounts receivable and inventory and is personally guaranteed by the subsidiary’s president. There are no financial covenants included in the agreement and no borrowings outstanding as of April 4, 2003.

The subsidiary of the Company negotiated another credit facility with a different German bank to replace the one that expires on August 31, 2003. The new agreement, effective January 13, 2003, provides for borrowings of up to 210,000 EUR ($226,000 at the exchange rate on April 4, 2003) at an interest rate of 8.5%. The note is due November 30, 2003 and is personally guaranteed by the subsidiary’s president. The agreement includes a covenant which prevents the subsidiary from paying dividends. Borrowings outstanding as of April 4, 2003 were 128,000 EUR ($138,000 at the exchange rate on April 4, 2003).

The following table represents the Company’s known contractual obligations at April 4, 2003.

Contractual Obligations	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	12	4	8	—	—
Operating lease obligations	1,940	753	1,132	55	—
Purchase obligations	2,878	1,478	1,400	—	—
Other long-term liabilities	89	—	89	—	—

Total	$4,919	$2,235	$2,629	$55	$—

As of April 4, 2003, the Company had a current ratio of 1.5:1, net working capital of $6.8 million and net equity of $29.9 million compared to January 3, 2003 when the Company’s current ratio was 1.5:1, its net working capital was $7.0 million, and its net equity was $30.6 million.

The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations and borrowings under the Company’s bank credit facilities. Any withdrawal of support from its banks could have serious consequences on the Company’s liquidity. The Company’s liquidity is dependent, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes, among others. Our estimates are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company believes the following represent its critical accounting policies.

•

Revenue Recognition. In general, the Company supplies foldable IOLs on a consignment basis to customers, primarily ophthalmologists, surgical centers, hospitals and other eye care providers and recognizes sales when the IOLs are implanted. Sales of all other products, including sales to foreign distributors, are generally recognized upon shipment, which is when title passes.

Revenue from license and technology agreements is recorded as income, when earned, according to the terms of the respective agreements.

•

Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As of April 4, 2003, the carrying value of goodwill was $6.4 million.

The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $14.0 million and accumulated amortization of $5.2 million as of April 4, 2003. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Critical Accounting Policies (continued)

•

Deferred Taxes. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and credit carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

In 2002, due to the Company’s recent history of losses, an increase to the valuation allowance was recorded as a non-cash charge to tax expense in the amount of $9.2 million. As a result, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet as of April 4, 2003. If in the future, the Company determines it will be able to utilize all or part of the deferred tax assets which have a valuation allowance of $18.2 million at April 4, 2003, we would reverse the valuation allowance, which would result in an income tax benefit.

Factors That May Affect Future Results of Operations

Our short and long-term success is subject to many factors that are beyond our control. You should consider carefully the following risk factors, in addition to other information contained in this report. This Quarterly Report on Form l0-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

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

We have a history of losses.

We have reported losses in each of the last three fiscal years and have an accumulated deficit of $42.2 million as of April 4, 2003. If losses from operations continue, they could adversely affect the market price for our common stock, and our ability to maintain existing financing and obtain new financing. Despite our restructuring efforts, there can be no assurance that we will receive the intended benefits from these changes or that we will be successful in restoring the profitability of the Company.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Factors That May Affect Future Results of Operations (continued)

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

During recent periods, we have failed to comply with some of the covenants in our principal domestic loan, including covenants that we maintain minimum levels of operating income, cash flow and tangible net worth. Accordingly, we have had to seek waivers from our lender or modifications of our lending agreement. Among other things, we have agreed to monthly reductions of the balance of our principal domestic loan which reduced it from $7.0 million to $3.0 million. As of April 4, 2003, the principal balance on the loan was approximately $2.1 million. If we fail to meet the covenants in our loans in the future, we may not be able to secure further waivers or amendments from our lenders, who may instead seek payment on their loans and, if we fail to pay, to foreclose on the collateral for their loans. We have pledged substantially all of our assets as security for our existing loans. Our collateral pledge may make it more difficult for us to obtain additional financing on advantageous terms, if at all.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Factors That May Affect Future Results of Operations (continued)

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

•

Numerous legislative proposals have been considered that, if enacted, would result in major reforms in the United States’ health care system, which could have an adverse effect on our business;

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Factors That May Affect Future Results of Operations (continued)

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

In the United States, we must obtain approval from the FDA for each product that we market. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed outside of the United States are also subject to government regulation, which may be equally or more demanding. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. If a regulatory authority delays approval of a potentially significant product, our market value and operating results may decline. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies. If we are unable to obtain regulatory approval of our products, we will not be able to market these products, which would result in a decrease in our sales. Currently, we are actively pursuing approval for a number of our products from regulatory authorities in a number of countries, including, among others, the United States, Australia, Egypt, Taiwan, China, and the United Arab Emirates. Continued growth in our sales and profits will depend, in part, on the timely and successful introduction and marketing of some or all of these products.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Factors That May Affect Future Results of Operations (continued)

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

Our products are sold in more than 39 countries. Revenues from international operations make up a significant portion of our total revenue, reaching 53% for the quarter ended April 4, 2003. The results of operations and the financial position of our offshore operations are generally reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. During the quarter ended April 4, 2003, our most significant currency exposures were to the Euro, the Swiss Franc, and the Australian Dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received. Fluctuations in the value of the United States dollar against other currencies have had in the past, and may have in the future, a material adverse effect on our operating margins and profitability.

Economic, social and political conditions, laws, practices and local customs vary widely among the countries in which we sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including lower product margins, less stringent protection of intellectual property and economic, political and social uncertainty in some countries, especially in emerging markets. Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. We generally price our products in U.S. dollars, and as a result changes in exchange rates can make our products more expensive in some offshore markets and reduce our revenues. Inflation in emerging markets also makes our products more expensive there and increases the credit risks to which we are exposed. We have experienced currency fluctuations, inflation and volatile economic conditions, which have impacted our profitability in the past in several markets, including Germany, Austria, South Africa, France, Sweden, Norway, Canada and Australia, and we may experience such impacts in the future.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Factors That May Affect Future Results of Operations (continued)

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Factors That May Affect Future Results of Operations (continued)

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company manages its risks based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. Management does not believe that market risks are material to the results of operations or cash flows of the Company, and, accordingly, does not generally enter into interest rate or foreign exchange rate hedge instruments.

Interest rate risk. Our $5.2 million of debt is split between domestic borrowings of $2.1 million and borrowings of our international subsidiaries of $3.1 million. Our domestic borrowings are linked to the prime interest rate and, thus, our interest rate expense will fluctuate with rate changes in the U.S. The majority of our international borrowings bear an interest rate that is linked to Euro market conditions and, thus, our interest rate expense will fluctuate with changes in those conditions. If interest rates were to increase or decrease by 1% for the year, our annual interest rate expense would increase or decrease by approximately $60,000.

Foreign currency risk. Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide (primarily, the Euro and Australian dollar). Accordingly, changes in exchange rates, and particularly the strengthening of the US dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. Additionally, approximately 60% of our debt is denominated in Swiss Francs and as such, we are subject to fluctuations of the Swiss Franc as compared to the U.S. dollar in converting the value of the debt in U.S. dollars. The U.S. dollar value of the debt is increased by a weaker dollar and decreased by a stronger dollar relative to the Swiss Franc.

ITEM 4 – CONTROLS AND PROCEDURES

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Mario Pelegrina v. Andrew F. Pollet, John R. Wolf, Peter J. Utrata, Volker D. Anhaeusser, Joseph Priske, William Huddleston, Carl Manisco, individuals, Pollet & Richardson, a California corporation, and Iotech, Inc., a California corporation, Defendants, and STAAR Surgical Company, Nominal Defendant, Court of Chancery of the State of Delaware, Case No. 18556. In December 2000, Mario Pelegrina filed this shareholder derivative suit against us and certain named directors and officers. Mr. Pelegrina alleges that these directors and officers breached their fiduciary duties by engaging in self-dealing and waste of our assets. Because this is a shareholder derivative action, we are a putative plaintiff and stand to receive any damages that may be awarded. Mr. Pelegrina took no steps to prosecute the action until May 2002, when the Court of Chancery requested a status report on the litigation. On October 9, 2002, we filed a motion to dismiss the action and began preparing a brief in support of the motion. On April 24, 2003, the Court of Chancery dismissed the action without prejudice.

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5

OTHER INFORMATION

Not applicable

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

3.1

Certificate of Incorporation, as amended.(1)

3.2

By-laws, as amended.(2)

4.5

Stockholders’ Rights Plan, dated effective April 20, 1995.(2)

4.7

Amendment No. 1 to Stockholders’ Rights Plan, dated April 21, 2003.

10.95

Second Amended and Restated Revolving Line of Credit between the Company and Wells Fargo Bank, dated March 26, 2003.(3)

10.96

Second Amended and Restated Revolving Line of Credit Note, dated March 26, 2003.(3)

99.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

(1)

Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.

(2)

Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001.

(3)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2003.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

EXHIBITS AND REPORTS ON FORM 8-K - Continued

(b)

Reports on Form 8-K

On May 6, 2003, the Company filed a Current report on Form 8-K, furnishing under Item 12 its earnings release dated May 1, 2003 and a transcript of a conference call held May 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY
Date: May 19, 2003	by:	/s/ JOHN BILY

John Bily Chief Financial Officer and Duly Authorized Officer (Principal accounting and financial Officer for the quarter)

Certification

I, David Bailey, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of STAAR Surgical Company;

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

Date: May 19, 2003	by:	/s/ DAVID BAILEY

David Bailey President, Chief Executive Officer, Chairman and Director (principal executive officer)

Certification

I, John Bily, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of STAAR Surgical Company;

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

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

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

Date: May 19, 2003	by:	/s/ JOHN BILY

John Bily Chief Financial Officer (principal accounting and financial officer)