Form 10-Q
period 2003-10-03
STAAR SURGICAL COMPANY
filed 2003-11-14
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2003

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

The registrant has 18,389,529 shares of common stock, par value $0.01 per share, issued and outstanding as of November 11, 2003.

STAAR SURGICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 3, 2003	January 3, 2003
	(Unaudited)	(Audited) Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,861	$1,009
Accounts receivable, net	6,209	5,823
Inventories	11,970	11,761
Prepaids, deposits, and other current assets	3,126	3,127

Total current assets	31,166	21,720

Investment in joint venture	546	462
Property, plant and equipment, net	6,450	7,438
Patents and licenses, net	6,226	9,038
Goodwill	6,427	6,427
Other assets	165	280

Total assets	$50,980	$45,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,257	$5,845
Accounts payable	4,683	4,394
Other current liabilities	4,756	4,386

Total current liabilities	12,696	14,625

Other long-term liabilities	75	89

Total liabilities	12,771	14,714

Minority interest	189	100

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 30,000 shares authorized, issued and outstanding 18,379 and 16,962 shares	184	169
Additional paid-in capital	85,768	74,977
Accumulated other comprehensive income (loss)	23	(111)
Accumulated deficit	(45,626)	(40,789)

	40,349	34,246
Notes receivable from officers and directors	(2,329)	(3,695)

Total stockholders’ equity	38,020	30,551

Total liabilities and stockholders’ equity	$50,980	$45,365

Note: The amounts presented in the January 3, 2003 balance sheet are derived from the audited financial statements for the year ended January 3, 2003. See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
		Restated		Restated
Sales	$11,927	$11,086	$37,656	$34,725
Royalty and other income	—	115	48	295

Total revenues	11,927	11,201	37,704	35,020
Cost of sales	5,340	5,581	17,082	17,664

Gross profit	6,587	5,620	20,622	17,356

Selling, general, and administrative expenses:
General and administrative	2,324	2,086	6,829	6,786
Marketing and selling	5,048	4,000	13,629	12,502
Research and development	1,323	1,002	3,874	3,055
Other charges	390	230	390	1,455

Total selling, general, and administrative expenses	9,085	7,318	24,722	23,798

Operating loss	(2,498)	(1,698)	(4,100)	(6,442)

Other income (expense):
Equity in operations of joint venture	84	(75)	160	(68)
Interest income	64	86	148	224
Interest expense	(30)	(119)	(236)	(414)
Other income (expense)	(91)	25	116	(420)

Total other income (expense)	27	(83)	188	(678)

Loss before income taxes and minority interest	(2,471)	(1,781)	(3,912)	(7,120)

Income tax expense (benefit)	215	222	859	(406)

Minority interest	24	70	66	165

Net loss	$(2,710)	$(2,073)	$(4,837)	$(6,879)

Basic and diluted net loss per share	$(.15)	$(.12)	$(.28)	$(.40)

Weighted average shares outstanding – Basic and diluted	18,281	17,182	17,504	17,168

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2003	September 28, 2002
		Restated
Cash flows from operating activities:
Net loss	$(4,837)	$(6,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,482	1,605
Amortization of intangibles	710	690
Loss on disposal of fixed assets	167	—
Equity in operations of joint venture	(160)	109
Stock-based compensation expense	291	177
Write-off of patents	2,102	—
Notes receivable reserve	(1,796)	—
Subsidiary closure charges	—	1,225
Other	(94)	(171)
Minority interest	89	207
Changes in working capital:
Accounts receivable	(386)	1,547
Inventories	(209)	2,103
Prepaids, deposits, and other current assets	1	(186)
Accounts payable	295	(932)
Other current liabilities	370	507

Net cash provided by (used in) operating activities	(1,975)	2

Cash flows from investing activities:
Acquisition of property and equipment	(661)	(717)
Increase in patents and licenses	—	(71)
Decrease (increase) in other assets	115	(25)
Dividend received from joint venture	76	—
Proceeds from notes receivable and other	3,250	40

Net cash provided by (used in) investing activities	2,780	(773)

Cash flows from financing activities:
Decrease in borrowings under notes payable	(2,602)	(1,797)
Restricted cash	—	2,000
Net proceeds from private placement	8,950	—
Proceeds from stock options	1,565	6

Net cash provided by financing activities	7,913	209

Effect of exchange rate changes on cash and cash equivalents	134	372

Increase (decrease) in cash and cash equivalents	8,852	(190)
Cash and cash equivalents, at the beginning of the period	1,009	853

Cash and cash equivalents, at the end of the period	$9,861	$663

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2003

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). During the nine months ended October 3, 2003 and September 27, 2002, the net foreign currency translation gain was $134,000 and $372,000, respectively. Net foreign currency transaction gain (loss) for the three and nine months ended October 3, 2003 and September 27, 2002 was ($37,000) and $104,000; and $115,000 and ($230,000), respectively.

Investment in the Company’s Japanese joint venture is accounted for using the equity method of accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three and nine months ended October 3, 2003 and September 27, 2002, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2003. The results of operations for the three and nine months ended October 3, 2003 and September 27, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.

The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under these provisions, the Company continues to measure the cost of stock-based compensation issued to employees using the intrinsic value method provided by Accounting Principles Board Opinion No. 25, while disclosing the effect the fair-value method would have on net income (loss) on a pro forma basis. Under the intrinsic value method the Company has recognized no cost for options granted under its stock option plans because all options had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma net loss and loss per share for the three and nine months ended October 3, 2003 and September 27, 2002, had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123, are as follows (in thousands, except per share data):

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

		Three Months Ended		Nine Months Ended
		October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
			Restated		Restated
Net loss	As reported	$(2,710)	$(2,073)	$(4,837)	$(6,879)

Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—

Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(421)	(436)	(1,239)	(1,240)

Net loss	Pro forma	$(3,131)	$(2,509)	$(6,076)	$(8,119)

Loss per share:	Basic and diluted
As reported		$(0.15)	$(0.12)	$(0.28)	$(0.40)

Pro forma		$(0.17)	$(0.15)	$(0.35)	$(0.47)

2.	Geographic and Product Data

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002

Sales to unaffiliated customers

United States	$5,873	$5,598	$17,573	$17,860
Germany	4,488	3,991	14,619	11,678
Other	1,566	1,497	5,464	5,187

Total	$11,927	$11,086	$37,656	$34,725

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

3.	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at October 3, 2003 and January 3, 2003 (in thousands):

	October 3, 2003	January 3, 2003

Raw materials and purchased parts	$1,003	$710
Work-in-process	629	798
Finished goods	10,338	10,253

	$11,970	$11,761

4.	Intangible Assets

The Company has intangible assets consisting of patents and licenses, with a gross book value of $11.6 million and accumulated amortization of $5.4 million as of October 3, 2003. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years. Amortization expense for the three and nine months ended October 3, 2003 and September 27, 2002, was $238,000 and $710,000; and $223,000 and $690,000, respectively.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During the quarter ended October 3, 2003, the Company wrote down $2.1 million (net book value) in capitalized patent costs in connection with its routine evaluation of patent costs in accordance with Statement of Financial Accounting Standards No. 144 – “Accounting for the Impairment of Long-Lived Assets.” The write-down related to patents acquired in the purchase of its majority interest in Circuit Tree Medical, a developer and manufacturer of phacoemulsification equipment, whose ongoing operations were moved to the Company’s Monrovia, CA facility during the quarter. The Company believes the write-down was necessary based upon the subsidiary’s historical losses and management’s uncertainty about whether the Company will be able to recover the cost.

The weighted average amortization period for other intangible assets is approximately 15 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2003	$889
2004	572
2005	572
2006	568
2007	421

Total	$3,022

5.	Reclassifications

Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the 2003 presentation. These reclassifications have had no effect on previously reported results of operations or retained earnings.

6.	Net Loss Per Share

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Supply Agreement

In May 1999, the Company entered into a license and supply agreement with another manufacturer to license and re-sell one of the manufacturer’s products. Under the terms of the agreement, the Company was committed to purchase the specified product for a total sum of $3.2 million over 18 months. In September 2001, the supply agreement was amended reducing the minimum contractual amount that the Company is obligated to purchase from the manufacturer to $2.5 million over a 24-month period commencing September 1, 2001. The agreement, as amended, can be cancelled at the end of the 24-month period by either party upon four months written notice with a maximum liability of $100,000 should the Company fail to meet the minimum contractual quantities under the agreement. Purchases under the agreement for the three and nine months ended October 3, 2003 were approximately $213,000 and $812,000, respectively.

In December 2000, the Company entered into a minimum purchase agreement with another manufacturer for the purchase of viscoelastic solution. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, as requested by the Company. Purchases under the agreement during the three and nine months ended October 3, 2003 were approximately $201,000 and $471,000, respectively.

As of October 3, 2003, estimated annual purchase commitments under these contracts are as follows (in thousands):

Fiscal Year
2003	$745
2004	600
2005	600
2006	200

Total	$2,145

8.	Prior-Period Adjustments

The Company has restated its previously issued consolidated financial statements for the three and nine months ended September 27, 2002 to report interest income on notes receivable from officers and directors on an accrual basis consistent with Generally Accepted Accounting Principles. The impact of the restatement on interest income and loss per share for the periods is as follows (in thousands):

	Three Months Ended September 27, 2002			Nine Months Ended September 27, 2002
	Previously Reported	Inc (Dec)	Restated	Previously Reported	Inc (Dec)	Restated
Interest income	$15	$71	$86	$52	$171	$223
Loss per share	$(0.12)	$(0.00)	$(0.12)	$(0.41)	$(0.01)	$(0.40)

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

There is no income tax effect of the restatement since the Company has reported losses and is not recording income tax benefits thereon.

The impact of the restatement on the consolidated balance sheet is as follows (in thousands):

	As Previously Reported September 27, 2002	As Revised September 27, 2002
Deferred income taxes – non-current	$8,280	$8,434
Accumulated deficit	$(31,313)	$(30,890)
Notes receivable from officers and directors	$(3,418)	$(3,995)

9.	New Accounting Pronouncements

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. No guarantees were entered into or modified after December 31, 2002. Significant guarantees of the Company as of October 3, 2003 are disclosed in Note 7 of the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s financial position or results of operations. The Company has provided the interim disclosures required by SFAS 148 in Note 1 of the consolidated financial statements.

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

	Percentage of Total Revenues for Three Months		Percentage Change for Three Months	Percentage of Total Revenues for Nine Months		Percentage Change for Nine Months
	Oct. 3, 2003	Sept. 27, 2002	2003 vs. 2002	Oct. 3, 2003	Sept. 27, 2002	2003 vs. 2002
Total revenues	100.0%	100.0%	6.5%	100.0%	100.0%	7.7%
Cost of sales	44.8	49.8	(4.3)	45.3	50.4	(3.3)

Gross profit	55.2	50.2	17.2	54.7	49.6	18.8

Costs and expenses:
General and administrative	19.5	18.6	11.4	18.1	19.4	0.6
Marketing and selling	42.3	35.7	26.2	36.1	35.7	9.0
Research and development	11.1	9.0	32.0	10.3	8.7	26.8
Other charges	3.2	2.1	69.6	1.0	4.2	(73.2)

Total costs and expenses	76.1	65.4	24.1	65.5	68.0	3.9

Operating loss	(20.9)	(15.2)	47.1	(10.8)	(18.4)	(36.4)
Other income (expense), net	0.2	(0.7)	—	0.5	(1.9)	—

Loss before income taxes	(20.7)	(15.9)	38.7	(10.3)	(20.3)	(45.1)
Income taxes	1.8	2.0	(3.2)	2.3	(1.2)	—
Minority interest	0.2	0.6	(65.7)	0.2	0.5	(60.0)

Net loss	(22.7)%	(18.5)%	30.7%	(12.8)%	(19.6)%	(29.7)%

STAAR SURGICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OPERATIONS (Continued)

Revenues

Revenues for the three months ended October 3, 2003 were $11.9 million, which is $0.7 million or 6.5% greater than the $11.2 million in revenues for the three months ended September 27, 2002. Sales increases were realized across all product lines over the same period last year, except in silicone intraocular lenses (IOLs) and the AquaFlow device. The most significant increases were the result of a 15.5% increase in sales internationally of the Company’s implantable contact lens™ (“ICL®”) and a 21.7% increase in sales (primarily in the U.S.) of the Company’s specialty lenses, the Toric silicone IOL and the Collamer IOL. ICL unit volume increased 15% and average selling price (“ASP”) increased 0.3% over the same quarter last year. Revenues in international markets benefited significantly from the favorable impact of exchange rate changes relative to the U.S. dollar. Sales of the AquaFlow device decreased 8.7% (4.0% decrease in volume and a 5.3% decrease in ASP) over the same quarter last year. This sales decrease was a result of sales and marketing resources which have been diverted from AquaFlow proctoring and training to surgical evaluations of silicone lens injection systems and preparation for possible U.S. Food and Drug Administration (FDA) approval of the ICL.

Total IOL sales increased 2.0% over the third quarter of 2002 despite a 38% decrease in unit volume of the Company’s single-piece silicone IOL, primarily in the U.S. market, due to a lack of competitiveness of the lens’s delivery system and believed contraction of this market segment. The decrease in sales of the single-piece silicone IOL was partially offset by increased sales in the U.S. of Collamer IOLs (38% increase in volume partially offset by an 7% decrease in ASP) and other IOL models sold in international markets which were favorably impacted by exchange rate changes offset partially by decreased volume. As a result of the increase in Collamer IOL sales in the U.S., overall sales in that market increased 5%.

Revenues for the nine months ended October 3, 2003 were $37.7 million, which is $2.7 million or 7.7% greater than the $35.0 million in revenues for the nine months ended September 27, 2002. Sales increases over the same period last year were realized across all product lines, except in silicone intraocular lenses (IOLs) and the AquaFlow device. The most significant increases were the result of a 34.6% increase in sales internationally of the ICL and a 14.4% increase in sales (primarily in the U.S.) of the Company’s specialty lenses, the Toric silicone IOL and the Collamer® IOL. ICL unit volume increased 31.7% while ASP increased 2.0% over the same period last year. Revenues in international markets benefited significantly from the favorable impact of exchange rate changes relative to the U.S. dollar. Sales of the AquaFlow device decreased 13.7% (12.5% decrease in volume and a 2.2% decrease in ASP) over the same quarter last year. This sales decrease was a result of sales and marketing resources which have been diverted from AquaFlow proctoring and training to surgical evaluations of silicone lens injection systems and preparation for possible FDA approval of the ICL.

Total IOL sales increased 0.8% over the first nine months of 2002 despite a 32% decrease in unit volume of the Company’s single-piece silicone IOL, primarily in the U.S. market, due to a lack of competitiveness of the lens’s delivery system and believed contraction of this market segment. The decrease in sales of the single-piece silicone IOL was partially offset by increased sales in the U.S. of Collamer IOLs (28% increase in volume partially offset by an 6% decrease in ASP) and other IOL models sold in international markets which were favorably impacted by exchange rate changes offset partially by decreased volume. As a result of the decreased silicone IOL sales in the U.S., overall sales in that market declined 2%.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OPERATIONS (Continued)

Gross Profit Margin

Gross profit margin increased to 55.2% and 54.7% of revenues for the three and nine months ended October 3, 2003, respectively, from 50.2% and 49.6% of revenues for the three and nine months ended September 27, 2002, respectively. The increase in gross profit margin is principally due to reduced cost structures in the Company’s manufacturing facilities and production yield and efficiency increases. For the quarter ended October 3, 2003, gross margins also benefited from increased sales in the U.S. market of higher margin IOLs. For the nine months ended October 3, 2003, gross margins also benefited from increased sales of ICLs internationally. These improvements were partially offset by an unfavorable mix among sales of IOLs due to the decline in the U.S. silicone IOL market which realizes higher gross margins than the international IOL market.

General and Administrative

General and administrative expense for the three and nine months ended October 3, 2003 were $2.3 million, or 19.5% of revenues, and $6.8 million, or 18.1% of revenues, compared to $2.1 million, or 18.6% of revenues, and $6.8 million, or 19.4% of revenues, for the same periods last year. The increase in general and administrative expense for the quarter reflects increased legal and professional fees incurred in a Securities and Exchange Commission inquiry made by the Company during the quarter related to its accounting treatment of loans to former officers and directors.

Marketing and Selling

Marketing and selling expense for the three and nine months ended October 3, 2003 were $5.0 million, or 42.3% of revenues, and $13.6 million, or 36.1% of revenues, compared to $4.0 million, or 35.7% of revenues, and $12.5 million, or 35.7% of revenues, for the same periods last year. The increase in marketing and selling expense for the quarter is due to increased salaries, travel, and employee relocation costs associated with increased headcount, the loss on disposal of a trade show booth, and marketing consulting and promotional activities associated with the anticipated launch of the ICL in the United States in 2004.

Research and Development

Research and development expense for the three and nine months ended October 3, 2003 were $1.3 million, or 11.1% of revenues, and $3.9 million, or 10.3% of revenues, compared to $1.0 million, or 9.0% of revenues, and $3.1 million, or 8.7% of revenues, for the same periods last year. The increased spending in research and development related to increased headcount, new and existing product development, and costs associated with the U.S. FDA panel meeting to review the ICL and the potential upcoming launch of the product in the United States in 2004.

Other Charges

Other charges during the three months ended October 3, 2003 of $390,000 related to the write-down of $2.1 million (net book value) in capitalized patent costs in connection with the Company’s routine evaluation of patent costs in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144) – “Accounting for the Impairment of Long-Lived Assets.” The write-down related to patents acquired in the

STAAR SURGICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OPERATIONS (Continued)

purchase of the Company’s majority interest in Circuit Tree Medical, a developer and manufacturer of phacoemulsification equipment, whose ongoing operations were moved to the Company’s Monrovia, CA facility during the quarter. The Company believes the write-down was necessary based upon the subsidiary’s historical losses and management’s uncertainty about whether the Company will be able to recover the cost. STAAR acquired the interest in Circuit Tree Medical in December 1999. The $2.1 million charge was partially offset by the reversal of $1.7 million of reserves against former officer’s notes which were paid during the quarter.

Other Income (Expense)

Other income for the three and nine months ended October 3, 2003 was $27,000 and $188,000, respectively, as compared to other expense of $83,000 and $678,000 for the three and nine months ended September 27, 2002, respectively. The increase in other income for the quarter is the result of decreased interest expense as a result of lower borrowings and increased income from the Company’s joint venture with Canon-STAAR. The increases in income for the quarter were partially offset by foreign exchange losses. The increase in other income for the nine months is the result of foreign currency transaction gains, decreased expense associated with legal settlements, decreased interest expense as a result of lower borrowings, and increased income from the Company’s joint venture with Canon-STAAR.

Income Taxes

The Company recorded income taxes for the three and nine months ended October 3, 2003 of $215,000 and $859,000, respectively, based on the income of its German subsidiary. For the three and nine months ended September 27, 2002, the Company recorded income taxes (net benefit) of $222,000 and ($406,000), respectively. An income tax benefit of $932,000 was recorded based on legislation enacted March 9, 2002 (HR 3090), which enabled the Company to carryback portions of its federal 2000 and 2001 losses to 1996, 1997 and 1998.

Liquidity and Capital Resources

Cash and cash equivalents at October 3, 2003 increased by approximately $8.9 million relative to January 3, 2003, as a result of net proceeds of $9.0 million, received during the second quarter of 2003, from a private placement of the Company’s common stock and $1.6 million received in proceeds from the exercise of stock options. The Company used approximately $2.1 million of the proceeds to pay off the note to its domestic lender. Cash and cash equivalents also increased by $3.2 million as a result of the early repayment of loan obligations to the Company by former officers.

Accounts receivable at October 3, 2003 increased $386,000 relative to January 3, 2003. The increase in accounts receivable relates to extended terms given to certain international customers. Day’s sales outstanding (DSO) were 47 days at October 3, 2003 compared to 40 days at January 3, 2003. The Company expects to maintain DSO within a range of 45 to 50 days during the course of the 2003 fiscal year.

A subsidiary of the Company has a revolving credit facility with a Swiss bank, which, as amended in fiscal 2001, provides for borrowings of up to 4.25 million Swiss Francs “CHF” ($3.2 million based on the exchange rate on October 3, 2003). The credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.3 million based on the exchange rate on October 3, 2003) and does not have a termination

STAAR SURGICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OPERATIONS (Continued)

date; Part B provides for borrowings of up to CHF 1.25 million ($0.9 million based on the exchange rate on October 3, 2003). The loan amount under Part B of the agreement reduces by CHF 250,000 ($190,000 based on the exchange rate on October 3, 2003) semi-annually beginning June 30, 2002. The credit facility is secured by a general assignment of claims and includes positive and negative covenants, which among other things requires the subsidiary to maintain equity at or above CHF 15.8 million (approximately $12.0 million based on the exchange rate on October 3, 2003), prevents the subsidiary from entering into secured obligations except as already disclosed to the lender or guaranteeing the obligations of its subsidiaries or any third party. The agreement also prevents payment on loans made to the Company by the subsidiary without prior consent of the lender. The revolving credit facility is currently being renegotiated.

The loan agreement provides for borrowings on a current or fixed-term basis. The interest rate on current advances is 6.0% per annum at October 3, 2003 plus a commission rate of 0.25%, payable each quarter. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin. Borrowings outstanding under the current account as of October 3, 2003 were CHF 451,000 ($343,000 based on the exchange rate on October 3, 2003). Fixed term advances at October 3, 2003 were CHF 3.750 million ($2.9 million based on the exchange rate on October 3, 2003). The fixed-term rate at October 3, 2003 was 4.3%.

A subsidiary of the Company has a credit facility with a German bank that provides for borrowings of up to 210,000 EUR ($245,000 at the exchange rate on October 3, 2003) at an interest rate of 8.5%. The note is due November 30, 2003 and is personally guaranteed by the subsidiary’s president. The agreement includes a covenant which prevents the subsidiary from paying dividends. Borrowings outstanding as of October 3, 2003 were 58,000 EUR ($68,000 at the exchange rate on October 3, 2003).

The following table represents the Company’s known contractual obligations at October 3, 2003 (in thousands).

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable	$3,257	$3,257	$—	$—	$—
Capital lease obligations	132	94	38	—	—
Operating lease obligations	2,352	773	1,393	186	—
Purchase obligations	2,145	745	1,400	—	—

Total	$7,886	$4,869	$2,831	$186	$—

As of October 3, 2003, the Company had a current ratio of 2.5:1, net working capital of $18.5 million and net equity of $38.0 million compared to January 3, 2003 when the Company’s current ratio was 1.5:1, its net working capital was $7.1 million, and its net equity was $30.6 million.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes, among others. Our estimates are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

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

Goodwill, which has an indefinite life, is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As of October 3, 2003, the carrying value of goodwill was $6.4 million.

The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.6 million and accumulated amortization of $5.4 million as of October 3, 2003. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years.

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

In 2002, due to the Company’s recent history of losses, an increase to the valuation allowance was recorded as a non-cash charge to tax expense in the amount of $9.2 million. As a result, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet as of October 3, 2003. If in the future the Company determines it will be able to utilize all or part of the deferred tax assets, which have a valuation allowance of $18.2 million at October 3, 2003, we would reverse all or part of the valuation allowance, which would result in an income tax benefit.

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

We have a history of losses.

We have reported losses in each of the last three fiscal years and have an accumulated deficit of $45.6 million as of October 3, 2003. If losses from operations continue, they could adversely affect the market price for our common stock and our ability to obtain new financing. In June 2000, we began implementing a restructuring plan aimed at reducing costs and improving operating efficiency. In connection with this plan, we recognized pre-tax charges to earnings of $15.3 million, $7.8 million, and $1.5 million in fiscal 2000, 2001, and 2002. While the restructuring plan has generally improved our profit margins, we cannot be certain that we will succeed in restoring our profitability.

We have been in default of the terms of our domestic loan agreement and have limited access to credit.

We have recently failed to comply with some of the financial covenants of our principal domestic loan agreement, including a failure to maintain minimum levels of tangible net worth in the first fiscal quarter of 2003, a failure to maintain minimum levels of operating income in the second and third fiscal quarters of 2002 and a failure to maintain minimum levels of cash flow in the second fiscal quarter of 2002. Accordingly, we have had to obtain waivers from our lender or modifications of our loan agreement. As of June 19, 2003, we have paid off and eliminated our domestic loan, and have outstanding balances on the loans of our European subsidiaries of approximately $3.3 million, based on exchange rates on October 3, 2003. In the near term, we

STAAR SURGICAL COMPANY AND SUBSIDIARIES

believe that sufficient cash to fund operations and current growth plans will be provided by cash generated from operations and the proceeds of our June 11, 2003 private placement, in which we raised proceeds, net of placement agent fees, of approximately $9 million by selling 1,000,000 shares of the Company’s common stock. However, it is likely that in the future we will need access to credit to finance operations and fund future growth. Because of our history of losses we may not be able secure adequate financing for these purposes on terms that are favorable to us or on any terms.

Our success depends on the ICL, which has not been approved for use in the United States.

We have devoted significant resources and management attention to the development and introduction of our ICL and TICL. Our management believes that the future success of STAAR depends on the approval of the ICL by the FDA and a successful launch of the ICL in North America. The ICL is already approved for use in Europe and Canada and in parts of Asia. The TICL is approved for use in Europe. In May 2003, we submitted the final module of our Pre-Market Approval Submission for the ICL to the FDA, and on October 3, 2003 the FDA Advisory Committee recommended the ICL be approved with conditions. The FDA could decide to reject the Advisory Committee’s recommendations and if the FDA does not grant approval of the ICL, or significantly delays its approval, our prospects for success will be severely diminished.

Our success depends on the successful marketing of the ICL in the United States market.

Even if it is approved by the FDA, the ICL will not reach its full sales potential unless we successfully plan and execute its launch and marketing in the United States. This will present new challenges to our sales and marketing staff and to our independent manufacturers’ representatives. In countries where the ICL has been approved to date, our sales have grown steadily, but slowly. In the United States in particular, patients who might benefit from the ICL have already been exposed to a great deal of advertising and publicity about laser refractive surgery, but have little if any awareness of the ICL. As a result, we expect to make extensive use of advertising and promotion targeted to potential patients through providers, and to carefully manage the introduction of the ICL. We do not have unlimited resources and we cannot predict whether the particular marketing, advertising and promotion strategies we pursue will be as successful as we intend. If we do not successfully market the ICL in the United States, we will not achieve our planned profitability and growth.

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

We depend on independent manufacturers’ representatives.

In an effort to reduce costs and bring our products to a wider market, we have entered into long-term agreements with several independent regional manufacturers’ representatives, who introduce our products to

STAAR SURGICAL COMPANY AND SUBSIDIARIES

eye surgeons and provide the training needed to begin using some of our products. Under our agreements with these representatives, each receives a commission on all of our sales within a specified region, including sales on products we sell into their territories without their assistance. Because they are independent contractors, we have a limited ability to manage these representatives or their employees. In addition, a representative may represent manufacturers other than STAAR, although not in competing products. We have been relying on the independent representatives to introduce our new products like Collamer IOLs, Toric IOLs and the AquaFlow Device, and we will rely on them, in part, to help introduce the ICL if it is approved. However, we are also introducing direct application specialists to assist in proctoring and surgeon training to ensure physician compliance and enhance patient outcomes as a means of growing this segment of the market. If we do not introduce the direct application specialists and our independent manufacturers’ representatives do not devote sufficient resources to marketing our products, or if they lack the skills or resources to market our new products, our new products will fail to reach their full sales potential and sales of our established products could decline.

Product recalls have been costly and may be so in the future.

Implantable medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. Despite all efforts to achieve the highest level of quality control and advance testing, from time to time defects or technical flaws in our products may not come to light until after the products are sold or consigned. In those circumstances, we have previously made voluntary recalls of our products. Recalls significantly impacted our revenue in 2001 when, in separate instances, we voluntarily recalled our three-piece Collamer lens and certain silicone lenses, and as a result wrote down approximately $3.4 million in inventory in that year. Similar recalls could take place again. Courts or regulators can also impose mandatory recalls on us, even if we believe our products are safe and effective. Recalls result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, and the damage to our reputation, could cause some professionals to discontinue using our products.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

We spent 10.3% of our revenue on research and development in during the first nine months of 2003 and we expect to spend comparable amounts annually in the future. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. It is possible that few or none of the products currently under development will become commercially successful.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

In the United States, we must obtain approval from the FDA for each product that we market. Competing in the ophthalmic products industry requires us to continuously introduce new or improved products and processes, and to submit these to the FDA for approval. Obtaining FDA approval is a long and expensive process, and approval is never certain.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

The global nature of our business may result in fluctuations and declines in our sales and profits.

Our products are sold in more than 39 countries. Revenues from international operations make up a significant portion of our total revenue. For the nine months ended October 3, 2003 revenues from international operations was 53%. The results of operations and the financial position of our offshore operations are reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received. In 2003, our most significant currency exposures were to the Euro, the Swiss Franc, and the Australian dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions. Fluctuations in the value of the United States dollar against other currencies have had a material adverse effect on our operating margins and profitability in the past, and may have similar effects in the future.

Economic, social and political conditions, laws, practices and local customs vary widely among the countries in which we sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including lower profit margins, less stringent protection of intellectual property and economic, political and social uncertainty in some countries, especially in emerging markets. Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. We price some of our products in U.S. dollars, and as a result changes in exchange rates can make our products more expensive in some offshore markets and reduce our revenues. Inflation in emerging markets also makes our products more expensive there and increases the credit risks to which we are exposed. We have experienced currency fluctuations, inflation and volatile economic conditions, which have affected our profitability in the past in several markets, including Japan, Switzerland, the European Union and Australia, and we may experience such effects in the future.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

The market price of our common stock could be subject to downward price pressure as a result of sales of our recent private placement of 1,000,000 shares of common stock, which have been registered for resale, or the perception that these sales could occur. In addition, the perception that we might conduct similar private placements followed by public offering of the privately placed shares could make it more difficult for

STAAR SURGICAL COMPANY AND SUBSIDIARIES

us to raise funds through future offerings of common stock. As of November 11, 2003, there were 18,389,529 shares of our common stock outstanding, with another 2,435,249 shares of common stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. Some of the stock underlying these options has been registered for resale with the SEC.

The market price of our common stock is likely to be volatile.

Our stock price has fluctuated widely, ranging from $2.90 to $15.44 within the past year. As of November 11, 2003, the closing price of our common stock was $9.16. Our stock price could continue to experience significant fluctuations in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of common stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

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

Interest rate risk. Our $3.3 million of debt is based on the borrowings of our international subsidiaries. The majority of our international borrowings bear an interest rate that is linked to Euro market conditions and, thus, our interest rate expense will fluctuate with changes in those conditions. If interest rates were to increase or decrease by 1% for the year, our annual interest rate expense would increase or decrease by approximately $33,000.

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

Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 OTHER INFORMATION

During the quarter, STAAR initiated discussions with the Office of the Chief Accountant of the SEC regarding STAAR’s historical method of accounting for promissory notes received from former officers and directors in connection with the exercise of stock options. On October 29, 2003, the Office of the Chief Accountant advised STAAR that determining the appropriate accounting treatment is highly dependent on the specific facts and circumstances, and rather than express a view on how STAAR accounted for these transactions, advised STAAR that management and its auditors should carefully evaluate the attendant facts and circumstances, together with all relevant audit evidence in assessing whether STAAR applied the proper accounting treatment. STAAR and its auditors, BDO Seidman, LLP, have thoroughly reviewed the facts and circumstances of the officers’ and directors’ promissory notes and have determined that the notes were accounted for appropriately except with regard to interest income as disclosed in an amendment to Form 8-K filed on November 5, 2003.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation, as amended.(1)

3.2	By-laws, as amended.(2)

4.5	Stockholders’ Rights Plan, dated effective April 20, 1995.(2)

4.7	Amendment No. 1 to Stockholders’ Rights Plan, dated April 21, 2003.(3)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003 as filed on May 19, 2003.

(b)	Reports on Form 8-K

On August 25, 2003, the Company filed a Current report on Form 8-K, furnishing under Item 4 its decision to dismiss McGladrey & Pullen, LLP and engage BDO Seidman, LLP as its principal accountant for the fiscal year ending January 2, 2004. Amendments to the Form 8-K were filed on September 4, 2003 and November 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: November 14, 2003	by: /s/ JOHN BILY
John Bily
Chief Financial Officer and
Duly Authorized Officer on
Behalf of the Registrant
(Principal accounting and financial officer for the quarter)