Form 10-K/A
period 2003-01-03
STAAR SURGICAL COMPANY
filed 2003-11-20
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

The number of shares outstanding of the registrant’s Common Stock as of November 18, 2003 was 18,396,123.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

STAAR Surgical Company (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K for the period ended January 3, 2003 (the “Report”) to restate its financial statements for the years ended January 4, 2003, December 28, 2001 and December 29, 2000, as more fully discussed in Note 19 of the notes to the financial statements. This Amendment No. 3 corrects the Company’s year-end financial statements to include accrued interest income on notes receivable of officers and directors.

To make these corrections and related changes, the Company is amending and restating the following:

•	the description under the caption “2002 Financial and Other Information Highlights” in Item 1. Business;

•	Item 6. Selected Financial Data;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	the Consolidated Financial Statements of the Company included with this Report, including the Notes thereto.

Pursuant to Rule 12b-15, the Company is also including currently dated certifications of the Chief Executive Officer and Chief Financial Officer. While the remainder of the Report is unchanged, the Company is reproducing the Report in its entirety to provide a complete presentation to the reader. This Amendment No. 3 speaks as of the original date of the filing date of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 3. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequently to the original filing date.

PART I

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include comments regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.”

ITEM 1.    BUSINESS

STAAR Surgical Company was incorporated in California in 1982 as a successor to a partnership that was created for the purpose of developing, producing, and marketing Intraocular Lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. We reincorporated in Delaware in April 1986. We have evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with refractive conditions, cataracts and glaucoma. Unless the context indicates otherwise, when this document refers to “we,” “us” or “the Company,” it is referring to STAAR Surgical Company and its consolidated subsidiaries.

STAAR operates in three business segments all within ophthalmology: cataract surgery, glaucoma surgery and most important for the Company’s future, refractive surgery. Our overall mission is to develop, manufacture and market high margin visual implants that improve a patient’s quality of vision.

Refractive Surgery.    In the area of refractive surgery, the Company has used its uniquely biocompatible Collamer material to develop and manufacture the Implantable Contact Lens™ (ICL)™ and the Toric Implantable Contact Lens (TICL) to treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These disorders of vision affect a large proportion of the population. The Company’s goal is to establish the custom made ICL and TICL as the next paradigm shift in refractive surgery, making the products the dominant revenue generators for the Company over the next four to five years.

Cataract Surgery.    Initially, the Company’s main product was foldable implants for use after small incision cataract extraction. Since that time we have expanded our range of products for use during cataract surgery to include silicone and Collamer lenses to treat spherical and astigmatic abnormalities, STAARVISC™ II, a viscoelastic material, the SonicWAVE™ Phacoemulsification System having unique low energy and high vacuum characteristics and UltraVac™ V1 tubing for use with certain Venturi-type Phacoemulsification machines. This gives us a rounded portfolio of products to meet the needs of the cataract surgeon. Currently, the majority of revenues are generated from these products.

Glaucoma Surgery.    For use in glaucoma surgery, the Company developed the AquaFlow™ Collagen Glaucoma Drainage Device (the “Aqua Flow Device”), an alternative to current methods of treating open angle glaucoma and received FDA approval of the device in July 2000. The AquaFlow Device is implanted in the eye using a minimally invasive procedure for the purpose of reducing intraocular pressure.

Within each of these segments, the Company also sells other instruments, devices and equipment that we manufacture or that are manufactured by others in the ophthalmic industry. In general, such products complement STAAR’s proprietary product range and allow us to compete more effectively.

Strategy

The Company has spent the past two years strengthening and improving the organization. This was achieved through the execution of a series of key strategies that included:

•	Strengthening management at both the Executive and Board levels

•	Improving cash flow

•	Reducing costs

•	Improving gross margins

•	Closing unprofitable subsidiaries

•	Settling multiple lawsuits

With a strong foundation firmly in place, the Company can focus on the strategies that are the future of the Company and will provide maximum stockholder value. Those strategies include:

•	Obtaining U.S. FDA approval of the ICL

•	Obtaining approvals for the ICL in key new international markets

•	Improving lens insertion technology which will allow the Company to expand its U.S. customer base for IOLs

•	Growing the market for the Company’s AquaFlow Device

•	Developing and introducing effective marketing strategies

•	Strengthening global training programs which form the basis of new product introductions and physician acceptance

2002 Financial and Other Information Highlights

•	In August 2002, STAAR continued to strengthen its senior management with the appointment of Nick Curtis, Senior Vice President of Sales and Marketing.

•	The Company continued to strengthen its Board of Directors with the appointment of Don Duffy, retired Chief Financial Officer of Johnson & Johnson’s former ophthalmic affiliate, Iolab, to the Board as Chair of the Board’s Audit Committee and designated financial expert.

•	The Company finalized the closure of subsidiaries in Canada and South Africa.

•	Other charges of $1.5 million were recorded related to the recognition of deferred losses resulting from the translation of foreign currency statements into U.S. dollars for subsidiaries that were closed, and employee severance costs.

•	The Company continued its cost containment efforts during 2002 reducing sales and marketing expenses by $3.2 million. $1.7 million of the reduction was realized in the U.S. due to overall expense reductions and $1.5 million of the reduction was primarily the result of subsidiaries that were closed during 2002 and 2001.

•	The Company recorded a valuation allowance of $9.0 million against its deferred tax assets in the fourth quarter of 2002. This non-cash charge increased the valuation allowance which now fully reserves the value of the deferred tax assets on the Company’s balance sheet.

•	The Company and John R. Wolf, its former Chief Executive Officer, settled all legal actions between them as memorialized in a Settlement Agreement and Mutual General Release dated November 12, 2002.

•	The Company acquired the remaining 20% of its German subsidiary in a cashless transaction involving the transfer of share ownership in exchange for the cancellation of outstanding loans owed to the Company.

•	Revenues for 2002 were $48.2 million, a decrease of $2.5 million, or 5%, from 2001. Net loss for 2002 amounted to $16.8 million, or $.98 per share, compared to a net loss of $15.0 million, or $0.88 per share, reported in 2001. Significant operational matters that affected net earnings for 2002 included non-recurring charges totaling $1.5 million and a $9.0 million valuation allowance recorded against the Company’s deferred tax assets. Excluding the impact of these charges, the net loss for 2002 was $6.3 million or $0.37 per share, compared to the $4.6 million net loss, or $0.27 per share, reported for 2001.

Financial Information about Industry Segments

Beginning in 1998, the Company expanded its marketing focus beyond the cataract surgery segment to include the refractive and glaucoma markets. However, during 2002 the cataract segment accounted for approximately 95% of the Company’s revenues and thus, the Company operates as one business segment for financial reporting purposes. See Note 15 to the Consolidated Financial Statements for the geographic distribution of the Company’s products.

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

Refractive disorders include myopia, hyperopia, astigmatism and presbyopia. Myopia and hyperopia are caused by either flat or overly curved corneas which result in improper focusing of light on the retina. They are also known as near-sightedness and far-sightedness, respectively. Astigmatism is characterized by an irregularly shaped cornea resulting in blurred vision. Presbyopia is an age related condition caused by the loss of elasticity of the natural crystalline lens, reducing the eye’s ability to accommodate or adjust for varying distances.

Industry

According to industry analysts, the global market for ophthalmic surgery products is approximately $3.5 billion worldwide. The major factors influencing this market are:

•	the introduction of new methods of correcting vision problems and advances in medical technology,

•	an aging worldwide population,

•	the importance of reimbursement, both government and private, and

•	the growing importance of international markets.

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

Principal Products

Our products are designed to:

•	Improve patient outcomes,

•	Minimize patient risk and discomfort, and

•	Simplify ophthalmic procedures and/or post-operative care for the surgeon and the patient.

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

We believe that the compatibility of the human eye with the material from which the AquaFlow Device is made and the minimally invasive nature of the surgery offer several advantages over existing surgical procedures, including:

•	reduced risk of surgical complications compared to trabeculectomy,

•	a longer-term solution than medications,

•	predictable outcomes, making case management easier and less time consuming,

•	less need for pressure-reducing medications,

•	enabling the patient to have minimally invasive laser surgery if further pressure reduction becomes necessary over the long term, and

•	cost effectiveness compared to surgical and medication alternatives.

We believe the AquaFlow Device is an attractive product for:

•	ophthalmic surgeons who have traditionally referred their patients to glaucoma specialists;

•	managed care and health maintenance organizations and group purchasing organizations that desire to control their costs and at the same time provide their customers with a higher standard of health care; and

•	less developed countries which lack the resources and infrastructure to provide the continuous treatments mandated by drug therapy.

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

Refractive Correction—Implantable Contact Lenses (ICLs).    ICLs are lenses implanted into the eye in order to correct refractive disorders such as myopia, hyperopia and astigmatism. The ICL is capable of correcting a wide range of refractive disorders from low to severe conditions.

The ICL is folded and implanted into the eye behind the iris and in front of the natural lens using minimally invasive surgical techniques similar to implanting an IOL during cataract surgery, except that the human lens is not removed. The surgical procedure to implant the ICL is typically performed with topical anesthesia on an outpatient basis. Visual recovery is within one to 24 hours.

We believe the use of an ICL will afford a number of advantages over existing refractive surgical procedures, because:

•	The ICL provides superior quality of vision compared to currently available refractive procedures.

•	The ICL provides superior predictability of surgical outcomes.

•	The ICL can correct significantly greater levels of myopia, hyperopia and astigmatism than other procedures.

•	The ICL decreases the risk of loss of best corrected vision as a result of complications.

•	The ICL can correct or improve other vision problems, such as amblyopia (lazy eye) and keratoconus (a condition causing marked astigmatism) and provide an alternative to corneal refractive surgery.

•	The ICL is implanted through an astigmatically neutral incision.

•	The ICL enables faster recovery of vision.

•	The ICL produces superior optical correction, ensuring clear vision.

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

In January 2002, the FDA conditionally approved an IDE for the Toric ICL, allowing us to begin clinical investigation on the lens in the United States with patients having myopia in the range of –3.0 diopters to –20.0 diopters and astigmatism in the range of +1.0 diopters to +4.0 diopters. Enrollment began in August 2002 with six investigational sites. Industry sources estimate 20% of the population requiring vision correction have astigmatism with the percentage higher in severe myopia.

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

STAAR maintains direct distribution in the United States and Canada. Sales efforts are supported through a network of independent manufacturers’ representatives. The representatives are compensated via commissions based on annual sales volumes and targets. International sales are conducted through a series of independent distributors.

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

In May 1995, Intersectional Research and Technology Complex Eye Microsurgery (“IRTC”) granted an exclusive royalty-bearing license to our subsidiary, STAAR Surgical AG, to manufacture, use and sell IRTC’s glaucoma devices in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the countries in the Commonwealth of Independent States (the former Union of Soviet Socialists Republic) and China. In January 1996, IRTC granted an exclusive royalty bearing license to STAAR Surgical AG to manufacture, use and sell implantable contact lenses using IRTC’s biocompatible materials in the United States, Europe, Latin America, Africa, and Asia, and non-exclusive rights with respect to the Commonwealth of Independent States. The terms of these licenses extend for the lives of the patents. In connection with these licenses, IRTC also assigned to us its patent for its biocompatible material, which we use in manufacturing our ICLs and some of our IOLs. We have since adopted IRTC’s biocompatible material and glaucoma device design for our AquaFlow Device, and have incorporated IRTC’s biocompatible materials for use with our proprietary ICL design. These patents and the technology rights are of material importance to our refractive products market segment. Each of these patents will expire in the year 2009. We are continuing to expand our patent portfolios of refractive and glaucoma products so that we do not become dependent on the protection of any single patent.

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

We have granted licenses to certain of our patents, trade secrets and technology, including our foldable technology, to other companies for use in connection with their cataract products. The licenses under the patents extend for the life of the patents. The licensees include Allergan Medical Optics (“AMO”), Alcon Surgical, Inc. (“Alcon”), Bausch & Lomb Surgical (“Bausch & Lomb”), CIBA Vision, Pharmacia & Upjohn, Inc. (“Pharmacia & Upjohn”) and Canon-STAAR Company, Inc., a joint venture we own with Canon, Inc. and Canon Sales Co., Inc. We licensed certain of our patented foldable technology on an exclusive basis to Canon-STAAR Company, Inc. (for Japan only), on a non-exclusive basis to Alcon, Bausch & Lomb, CIBA Vision and Canon-STAAR Company, Inc. (with respect to the world other than Japan), and on a co-exclusive basis to AMO. At the time these licenses were granted, we received substantial pre-payments of royalties on all but one of the licenses. We expect to receive continuing revenues from only one of these licenses through March 2003. Our business strategy is not dependent upon realizing royalties from these licenses in the future.

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

Clinical Regulatory Requirements within the United States.    Under the Federal Food, Drug & Cosmetic Act as amended by the “Food and Drug Administration Modernization Act of 1997 (“The Act”), the FDA has the authority to adopt regulations that:

•	set standards for medical devices,

•	require proof of safety and effectiveness prior to marketing devices which the FDA believes require pre-market clearance,

•	require test data approval prior to clinical evaluation of human use,

•	permit detailed inspections of device manufacturing facilities,

•	establish “good manufacturing practices” that must be followed in device manufacture,

•	require reporting of serious product defects to the FDA, and

•	prohibit device exports that do not comply with the Act unless they comply with established foreign regulations, do not conflict with foreign laws, and the FDA and the health agency of the importing country determine export is not contrary to public health.

Most of our products are “medical devices intended for human use” within the meaning of the Act and are, therefore, subject to FDA regulation.

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

As of June 1998, the member countries of the European Union (the “Union”) require that all medical products sold within their borders carry a Conformite’ Europeene Mark (“CE Mark”). The CE Mark denotes that the applicable medical device has been found to be in compliance with guidelines concerning manufacturing and quality control, technical specifications and biological or chemical and clinical safety. The CE Mark supersedes all current medical device regulatory requirements for Union countries. We have obtained the CE Mark for all of our principal products including our ICL and TICL, IOLs (including the Toric IOL and Collamer IOL), SonicWAVE Phacoemulsification System and our AquaFlow Device.

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

Research and Development

We are focused on furthering technological advancements in the ophthalmic products industry through continuous innovative development of ophthalmic products and materials and related surgical techniques. We maintain an active internal research and development program which activities includes research and development, clinical, and regulatory affairs and is comprised of 28 employees. Over the past year, we have principally focused our research and development efforts on:

•	developing our Toric ICL, and developing new material IOLs (including a reintroduction of the three-piece Collamer IOL in the U.S.) and ICLs for the correction of presbyopia,

•	improving insertion and delivery systems for our foldable products, including a successful design and launch of the environmentally controlled cartridge,

•	generally improving the manufacturing systems and procedures for all products to reduce manufacturing costs resulting in yield increases for Collamer products in 2002,

•	improving the SonicWAVE Phacoemulsification System and obtaining FDA 510(k) approval for the Cruise Control device, and

•	developing products and extending foreign registrations for the refractive market.

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

A significant portion of our revenues relate to our international sales and operations. We expect this to continue to be the case in the future. Our international sales and operations subject us to several potential risks, including:

•	loss of distribution of third-party lines,

•	risks associated with fluctuating exchange rates,

•	the regulation of fund transfers by foreign governments,

•	United States and foreign export and import duties and tariffs, and

•	political instability.

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

Mario Pelegrina v. Andrew F. Pollet, John R. Wolf, Peter J. Utrata, Volker D. Anhaeusser, Joseph Priske, William Huddleston, Carl Manisco, individuals, Pollet & Richardson, a California corporation, and Iotech, Inc., a California corporation, Defendants, and STAAR Surgical Company, Nominal Defendant, Court of Chancery of the State of Delaware, Case No. 18556. In December 2000, Mario Pelegrina filed this shareholder derivative suit against us and certain named directors and officers. Mr. Pelegrina alleges that these directors and officers breached their fiduciary duties by engaging in self-dealing and waste of our assets. Because this is a shareholder derivative action, we are a putative plaintiff and stand to receive any damages that may be awarded. Mr Pelegrina took no steps to prosecute the action until May 2002, when the Court of Chancery requested a status report on the litigation. On October 9, 2002, we filed a motion to dismiss the action and began preparing a brief in support of the motion. The briefing has been stayed since December 2002, with Mr. Pelegrina’s consent, to enable us to discuss a potential voluntary dismissal of the action.

Richard Leza v. STAAR Surgical Company, Pollet & Richardson, Los Angeles Superior Court, Case Number BC257159: This action was filed on August 30, 2001. Plaintiff Richard Leza was the Company’s former Vice President of Finance, Business Development and Corporate Strategy. He was terminated on November 1, 2000. Mr. Leza alleged that no cause existed for his termination, that he was entitled to acceleration of an option to purchase 50,000 shares of the Company’s Common Stock, that a loan in the amount of $120,000 made to him by the Company should have been forgiven, and that he is entitled to a severance payment of $130,000. Mr. Leza also alleged that the Company breached the implied covenant of good faith and fair dealing and terminated him in violation of public policy. On February 27, 2003, the Company and Mr. Leza settled their disputes. Pursuant to the settlement, the Company agreed to pay Mr. Leza monthly payments totaling $180,000 over a 15-month period. The Company also agreed to issue Mr. Leza an option to purchase 75,000 shares of the Company’s Common Stock and forgave a note receivable of $120,000.

John R. Wolf v. STAAR Surgical Company, Los Angeles Superior Court; Case No. BC235396. On November 12, 2002, the Company and its former Chief Executive Officer, John R. Wolf, settled their disputes resulting in the dismissal of all legal actions between them. The settlement provided for completion of Mr. Wolf’s transfer of 243,000 shares of the Company’s Common Stock pursuant to the Form 4 executed May 9, 2000, in satisfaction of $2.1 million in promissory notes executed by Mr. Wolf in favor of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended January 3, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation System National Market under the symbol “STAA.” The following table sets forth the reported high and low bid prices of the Common Stock as reported by NASDAQ for the calendar periods indicated:

Period	High	Low
2003
First Quarter (through April 1, 2003)	$6.550	$3.050
2002
Fourth Quarter	$4.580	$2.100
Third Quarter	4.200	1.710
Second Quarter	6.020	3.750
First Quarter	5.440	3.500
2001
Fourth Quarter	$4.250	$1.700
Third Quarter	5.250	1.550
Second Quarter	5.500	2.000
First Quarter	13.875	3.563

On April 1, 2003, the closing price of the Company’s Common Stock was $5.95. Stockholders are urged to obtain current market quotations for the Common Stock.

As of March 13, 2003, there were approximately 615 record holders of our Common Stock.

We have not paid any cash dividends on our Common Stock since our inception. We currently anticipate that any earnings will be retained to further develop our business and that no cash dividends on the Common Stock will be declared in the foreseeable future. Furthermore, pursuant to its domestic credit facility, the Company cannot declare or pay any dividend to its stockholders. The declaration and payment of any such dividends in the future would not only be subject to approval by the Company’s lender, but would also depend upon the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

During the three years ended December 31, 2002, the Company issued an aggregate of 191,766 shares of Common Stock (the “Shares”) without registration under the Securities Act of 1933, as amended (the “Act”), to 8 directors, officers, employees and consultants (the “Participants”) under its 1996 STAAR Surgical Company Stock Option Plan and 1998 STAAR Surgical Company Stock Option Plan (the “Plans”) for an aggregate cash consideration of $1,650,955. The Company sold the Shares directly, without the services of an underwriter, in reliance upon Rule 506 of Regulation D promulgated under Section 4(2) of the Act. The Company believes that each Participant who purchased Shares was an “accredited investor” within the meaning of Regulation D.

During such three year period, granted but unexercised options (the “Options”) to purchase shares of the Company’s Common Stock without registration under the Act totaled 1,823,298 to 49 Participants under the Plans. The average exercise price of the Options is $7.15, and the Options become exercisable in installments. As of April 1, 2003, Options to purchase 1,198,457 shares of Common Stock were exercisable. The Company granted the Options directly, without the services of an underwriter. No Options have been exercised, and the Company intends to register under the Act the shares of Common Stock issuable upon exercise of the Options before the exercise thereof.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended January 3, 2003, December 28, 2001, December 29, 2000, December 31, 1999, and January 1, 1999. The selected consolidated statement of income data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at January 3, 2003 and December 28, 2001, are derived from the Consolidated Financial Statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this Annual Report. The selected consolidated statement of income data set forth below for each of the two fiscal years in the periods ended December 31, 1999 and January 1, 1999, and the consolidated balance sheet data set forth below at December 29, 2000, December 31, 1999, and January 1, 1999 are derived from the Company’s audited consolidated financial statements not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, and the Notes thereto, included elsewhere in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended (in thousands except per share data)
	January 3, 2003 Restated	December 28, 2001 Restated	December 29, 2000 Restated	December 31, 1999 Restated	January 1, 1999 Restated
Statement of Operations
Sales	$47,880	$50,237	$53,986	$58,955	$54,244
Royalty and other income	368	549	448	253	899

Total revenues	48,248	50,786	54,434	59,208	55,143
Cost of sales	24,099	28,203	26,329	22,935	18,533

Gross profit	24,149	22,583	28,105	36,273	36,610

Selling, general and administrative expenses
General and administrative	8,959	8,746	8,593	7,939	6,770
Marketing and selling	16,833	20,043	21,254	19,879	18,709
Research and development	4,016	3,800	4,215	4,338	3,570
Other charges	1,454	7,780	15,276	—	—

Total selling, general and administrative expenses	31,262	40,369	49,338	32,156	29,049

Operating income (loss)	(7,113)	(17,786)	(21,233)	4,117	7,561

Total other expense, net	(785)	(724)	(4,630)	(463)	(613)

Income before income taxes, minority interest and cumulative effect of change in accounting method	(7,898)	(18,510)	(25,863)	3,654	6,948
Income tax provision (benefit)	8,805	(3,649)	(6,758)	945	2,056
Minority interest	75	139	87	419	662

Net income (loss) before accounting change	(16,778)	(15,000)	(19,192)	2,290	4,230
Cumulative effect of accounting change	—	—	—	—	1,680

Net income (loss)	$(16,778)	$(15,000)	$(19,192)	$2,290	$2,550

Diluted income (loss) per share before effect of change in accounting method	$(0.98)	$(0.88)	$(1.25)	$0.16	$0.30
Basic net income (loss) per share	$(0.98)	$(0.88)	$(1.25)	$0.16	$0.19
Diluted net income (loss) per share	$(0.98)	$(0.88)	$(1.25)	$0.16	$0.18
Weighted average number of basic shares	17,142	17,003	15,378	14,157	13,542
Weighted average number of diluted shares	17,142	17,003	15,378	14,756	14,268

Balance Sheet Data
Working capital	$6,792	$16,780	$24,153	$28,037	$26,926
Total assets	45,220	64,650	79,745	85,008	73,290
Notes payable and current portion of long-term debt	5,845	8,216	7,944	2,691	2,312
Long-term debt	—	—	—	13,673	10,021
Stockholders’ equity	$30,551	$46,142	$58,060	$52,100	$47,356

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this Annual Report, the matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the discussion of such matters in the forward-looking statements. See “Factors That May Affect Future Results of Operations.”

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s income statement for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total Revenues			Percentage Change
	January 3, 2003 Restated	December 28, 2001 Restated	December 29, 2000 Restated	2002 vs. 2001	2001 vs. 2000
Total revenues	100.0%	100.0%	100.0%	(5.0)%	(6.7)%
Cost of sales	49.9%	55.5%	48.4%	(14.6)%	7.1%
Gross profit	50.1%	44.5%	51.6%	6.9%	(19.6)%
Costs and expenses:
General and administrative	18.6%	17.2%	15.8%	2.4%	1.8%
Marketing and selling	34.9%	39.5%	39.0%	(16.0)%	(5.7)%
Research and development	8.3%	7.5%	7.7%	5.7%	(9.8)%
Other charges	3.0%	15.3%	28.1%	(81.3)%	(49.1)%
Total costs and expenses	64.8%	79.5%	90.6%	(22.6)%	(18.2)%
Operating loss	(14.7)%	(35.0)%	(39.0)%	(60.0)%	(16.2)%
Other expense, net	(1.6)%	(1.4)%	(8.5)%	8.4%	(84.4)%
Loss before income taxes	(16.3)%	(36.4)%	(47.5)%	57.3%	(28.4)%
Income tax provision (benefit)	18.2%	(7.2)%	(12.4)%	341.5%	(46.0)%
Minority interest	0.2%	0.3%	0.2%	(46.0)%	59.8%
Net loss	(34.8)%	(29.5)%	(35.3)%	11.9%	(21.8)%

2002 Fiscal Year Compared to 2001 Fiscal Year

Revenues.    Revenues for the year ended January 3, 2003 decreased over the year ended December 28, 2001 by 5.0% or $2,538,000. The decrease in revenues was due primarily to a 14% decrease in IOL sales primarily in the United States. Approximately 66% of the decrease in IOL sales was the result of a decline in unit volume and 34% of the decrease was the result of a decline in average selling price (“ASP”). The decrease in IOL sales were partially offset by an 11% increase in sales in international markets of distributed products and a 33% increase in ICL sales. Unit volume of ICLs increased 34%, partially offset by a 1% decline in ASP. Sales of STAARVisc increased 205% on increased volume and Aquaflow sales increased 54% on increased volume and ASP. The Company expects sales of IOLs in the U.S. to increase in 2003 as a result of tighter management of the Company’s independent sales force and the introduction of improved lens delivery systems.

Gross profit.    Gross profit for the year ended January 3, 2003 was 50.1% of revenues compared to the year ended December 28, 2001 when it was 44.5% of revenues (including other charges of $5.6 million related to inventory write-offs primarily as the result of voluntary product recalls). Excluding the other charges, gross profit for the year ended December 28, 2001 was 57.0%. The lower gross profit for the current year compared to the previous year (excluding other charges) is due to the high unit costs of IOL inventory manufactured last year during a period of low production volumes. Gross profit for the year was also impacted by a shift in product mix from IOLs with a higher gross profit margin to equipment and other distributed product with a lower gross profit margin. Gross profit margin has improved sequentially each quarter since the second quarter of 2002. The Company expects gross profit to continue to improve as the high cost inventory is depleted and the Company’s strategy to improve efficiency yields additional cost savings.

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

Other expense, net.    Other expense, net for the year ended January 3, 2003 increased $61,000 over the year ended December 28, 2001. This increase was due to increased interest income due to prior year notes receivable reserves and write-off of previous interest, offset by decreased income from the Company’s joint venture with Canon-STAAR, and increased foreign exchange losses.

Income taxes.    During the year ended January 3, 2003, the Company recorded a valuation allowance of $9.0 million against its deferred tax assets. This non-cash charge reduced the deferred tax assets on the balance sheet to zero. The assets were created as a result of income tax benefits that were recorded on U.S. operating losses incurred during the restructuring and reorganization accomplished in 2000 and 2001. No deferred tax benefits were recorded on operating losses in 2002. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether or not a valuation allowance is necessary. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets were reserved in full. The Company’s federal net operating loss carryforwards are not impacted and can continue to be utilized for up to 20 years.

Legislation enacted on March 9, 2002 (HR 3090) enabled the Company to carryback a portion of the federal 2001 net operating loss to 1996, 1997 and 1998. Since this legislation was not enacted as of the end of fiscal year 2001, the benefit of $959,000 from this carryback was recorded in 2002.

2001 Fiscal Year Compared to 2000 Fiscal Year

Revenues for the year ended December 28, 2001 were $50.8 million, representing a 6.7% decrease over the $54.4 million in revenues for the year ended December 29, 2000. The decrease in revenues resulted primarily due to decreased sales of the Company’s Elastic™ and Elastimide™ silicone intraocular lenses due to the impact of a voluntary product recall in the second quarter of 2001. The decrease in silicone IOL sales was partially offset by increased sales of the Company’s Collamer, Toric, and acrylic IOLs. The Company experienced a continued shift in product mix in fiscal 2002. Revenues also decreased in 2001 for sales in 2000 of subsidiaries that were closed in the same year and sales of the Company’s SonicWAVE Phacoemulsification System also decreased. This decrease was due to the elimination of a dedicated sales force as a result of cost containment measures taken during fiscal 2001 and a general decline in the economy resulting in a decline in capital equipment spending. In addition to increased sales of Collamer, Toric and acrylic IOLs, sales of the Company’s AquaFlow Device, which was approved for sale in the United States in the third quarter of fiscal 2001 and STAARVISC II also increased.

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

Other expense, net.    Other expense, net for the year ended December 28, 2001 was approximately $0.7 million or 1.4% of revenues as compared to approximately $4.6 million or 8.5% of revenues for the year ended December 29, 2000. This decrease resulted from decreased interest expense, amounts written off in fiscal 2000 related to the Company’s joint venture with Canon-STAAR Co., Inc., decreased interest income of $.9 million on recording notes receivable reserves and write-off of previous interest, and decreases in other income from legal settlements over the prior year.

Income tax benefit.    The income tax benefit was $3.6 million for the year ended December 28, 2001 as compared to a benefit of $6.8 million for the year ended December 29, 2000. The primary reason for this decrease relates to decreased U.S. losses over the prior fiscal year resulting in a lower overall tax benefit. The tax benefit for fiscal 2001 was further reduced by approximately $2.8 million in valuation allowances that were recorded against the Company’s deferred tax assets.

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

Other expense, net.    Other expense, net for the year ended December 29, 2000 was approximately $4.6 million or 8.5% of revenues as compared to approximately $0.5 million or .8%% of revenues for the prior year. The primary reason for this increase was a $4.7 million charge the Company recorded relating to the write-off of its Japanese joint venture.

Income tax provision.    Income tax benefit was $6.8 million for the year ended December 29, 2000 as compared to a provision of $0.9 million for the year ended December 31, 1999. The reasons for the change relate to the dramatic reduction in income before income taxes, which was due primarily to the charges taken in the second quarter totaling $24 million before income taxes. During 2000, the Company recorded a deferred tax asset that resulted from the losses recorded for the year. The Company would have been profitable in the 2000 fiscal year with the exclusion of charges relating to the restructuring plan and the reserve for notes receivable.

Liquidity and Capital Resources

The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, the private placement of Common Stock and the exercise of stock options and warrants.

Net cash provided by (used in) operating activities was $0.6 million, ($2.5) million, and ($5.0) million for fiscal 2002, 2001, and 2000, respectively. For fiscal 2002, cash provided by operations was the result of the net loss, adjusted for depreciation, amortization, deferred income taxes, and other non-cash charges, and decreases in working capital—primarily accounts receivable, inventory, and accounts payable. For fiscal 2001, cash used in operations was the net loss, adjusted for depreciation, amortization, deferred income taxes, and non-cash restructuring and inventory write-downs. For fiscal 2000, cash used in operations was the net loss, adjusted for depreciation, amortization, the write-down of the Company’s investment in its Japanese joint venture, deferred income taxes, and non-cash restructuring and inventory write-downs partially offset by changes in working capital—primarily accounts receivable, inventories and accounts payable.

Accounts receivable was $6.0 million in 2002, $7.5 million in 2001, and $9.7 million in 2000 due to lower sales but also due to increased collection efforts. Day’s sales outstanding (DSO) improved from 64 days in 2000; to 54 days in 2001; to 45 days in 2002. The Company does not believe that the trend of lower DSO will continue in 2003 below the 45 days realized in 2002.

Inventory in 2002, 2001, and 2000 was $11.8 million, $15.2 million, and $20.8 million, respectively. Day’s inventory on hand decreased from 285 days in 2000; to 195 days in 2001; to 176 days in 2002. Decreases in inventory in 2000 and 2001 totaling $5.2 million and $6.4 million, respectively, were the result of write-offs of excess and obsolete inventory and inventory related to voluntary product recalls. The decrease in inventory in 2001 was partially offset by higher cost inventory that was produced during the year as a result of decreased production volume. This high cost inventory was sold during 2002 and replaced with lower cost inventory resulting in an overall decrease in inventory of $3.4 million over 2001. The Company expects that for 2003, the value of its inventory will remain approximately $12.0 million and that the trend of decreasing inventory will not continue.

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

Net cash (used in) provided by financing activities were approximately ($592,000), ($1.7 million), and $12.2 million for fiscal 2002, 2001, and 2000, respectively. The Company had a $7.0 million line of credit with a domestic lender which matured on March 29, 2002, and was amended and restated from time to time during the year ended January 3, 2003. The line of credit, as modified, extends the maturity date to March 31, 2003, included the release of restricted cash in the amount of $2.0 million in order to pay down the note and provides for monthly decreases in availability through February 2003 totaling $4.0 million. The Company’s obligation to the lender is secured by a first priority lien on substantially all of the Company’s assets and bears interest at a rate equal to the prime rate (4.25% at January 3, 2003) plus an applicable interest margin from 1% to 5% which is based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis. In addition, the Company is required to pay a commitment fee .25% to 1.25% of the unused amount of the line of credit also based on a ratio of funded debt to EBITDA. Since the Company reported losses throughout 2002, it was charged the maximum total interest rate allowed under the agreement of prime plus a 5% margin (9.25%) and the maximum commitment fee of 1.25% at January 3, 2003.

The agreement also requires the Company to satisfy certain financial tests, which include positive and negative covenants such as the maintenance of certain levels of liquidity, operating cash flows, tangible net worth, and operating income. As of January 3, 2003, the Company was not in compliance with the tangible net worth covenants of the agreement due to the valuation allowance recorded against the Company’s deferred tax assets. The Company has obtained a waiver from the lender who agreed to waive the events of default resulting from the covenant violations. Borrowings outstanding under the note as of January 3, 2003 and December 28, 2001, were approximately $2.8 million and $5.7 million, respectively. As of January 3, 2003 and December 28, 2001, the note provided for borrowings of up to $3.7 million and $7.0 million, respectively.

On March 26, 2003, the Company and its domestic lender executed an agreement to extend the maturity date of the Company’s $3.0 million line-of-credit for one year to March 31, 2004. The line-of-credit bears interest at a rate equal to the prime rate (4.25% at January 3, 2003) plus an interest margin of 5%. In addition, the Company is required to pay a commitment fee of 1.25% per annum of the unused amount of the line-of-credit. All other terms and conditions are generally unchanged except that the cash flow and operating income covenants of the agreement do not commence until the third quarter of 2003 and minimum tangible net worth covenants were reduced.

A subsidiary of the Company has a revolving credit facility with a Swiss bank, which as amended in fiscal 2001, provides for borrowings of up to 4.5 million Swiss Francs “CHF” ($3.2 million based on the exchange rate on January 3, 2003). The credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.1 million based on the exchange rate on January 3, 2003) and does not have a termination date; Part B provides for borrowings of up to CHF 1.5 million ($1.1 million based on the exchange rate on January 3, 2003). The loan amount under Part B of the agreement reduces by CHF 250,000 ($178,000 based on the exchange rate on January 3, 2003) semi-annually beginning June 30, 2002. The credit facility is secured by a general assignment of claims.

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

The following table represents the Company’s known contractual obligations at January 3, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,647	713	879	55	—
Purchase Obligations	2,865	1,065	1,800	—	—
Other long-term liabilities	89	—	89	—	—

Total	$4,601	$1,778	$2,768	$55	$—

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

In 2002, due to the Company’s recent history of losses, an increase to the valuation allowance was recorded as a non-cash charge to tax expense in the amount of $9.0 million. As a result, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet as of January 3, 2003. If in the future, the Company determines it will be able to utilize all or part of the deferred tax assets which have a valuation allowance of $18.6 million at January 3, 2003, we would reverse the valuation allowance, which would result in an income tax benefit.

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

We have a history of losses.

We have reported losses in each of the last three fiscal years and have an accumulated deficit of $40.8 million as of January 3, 2003. If losses from operations continue, they could adversely affect the market price for our common stock, and our ability to maintain existing financing and obtain new financing. Despite our restructuring efforts, there can be no assurance that we will receive the intended benefits from these changes or that we will be successful in restoring the profitability of the Company.

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

The Company’s Certificate of Incorporation and Bylaws could delay or prevent an acquisition or sale of the Company.

The Company’s Certificate of Incorporation empowers the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. This gives the Board of Directors the ability to deter, discourage or make more difficult a change in control of the Company, even if such a change in control would be in the interest of a significant number of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock.

The Company’s Bylaws contain other provisions that could have an anti-takeover effect, including the following:

•	only one of the three classes of directors is elected each year,

•	Stockholders have limited ability to remove directors;

•	Stockholders cannot call a special meeting of stockholders; and

•	Stockholders must give advance notice to nominate directors.

Anti-takeover provisions of Delaware law could delay or prevent an acquisition of the Company.

The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company’s common stock or preventing changes in its management.

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

In May 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company’s adoption of SFAS No. 145 did not have a material impact on its operations or financial position.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s operations or financial position. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. Significant guarantees that have been entered into by the Company as of January 3, 2003 are disclosed in Note 9 to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

Name and Principal Position	Year	Annual Compensation						Long-Term Compensation			All Other Compensation ($)(3)
								Awards		Payouts
		Salary ($)		Bonus ($)		Other Annual Compensation ($)(1)		Restricted Stock Awards ($)	Securities Underlying Options/ SARs (2)	LTIP Payouts ($)
David Bailey Chairman, CEO and President	2002 2001 2000	$ $	359,450 300,000 —	$	— 110,000 —	$ $	8,000 8,000 —	— — —	210,000 150,000 500,000	— — —	$ $	29,039 164,446 —

John Bily Chief Financial Officer	2002 2001 2000		$192,308 — —		— — —		— — —	— — —	100,000 — —	— — —		$16,534 — —

John Santos Senior Vice President, Planning and Corporate Development	2002 2001 2000	$ $ $	159,471 155,000 142,308	$	— — 20,000	$	— — 10,984	— — —	— — 60,000	— — —	$ $ $	7,572 10,937 10,691

Helene Lamielle Vice President, Scientific Affairs	2002 2001 2000		$180,000 — —		— — —		— — —	— — —	75,000 — —	— — —		$6,325 — —

Nicholas Curtis Senior Vice President, Sales and Marketing	2002 2001 2000		$61,538 — —		— — —		— — —	— — —	75,000 — —	— — —		$2,390 — —

Guenther Roepstorff President, Domilens GmbH	2002 2001 2000	$ $ $	216,898 256,910 249,669	$ $ $	87,000 43,389 25,471	$ $ $	14,362 859,534 22,131	— — —	— — 50,000	— — —	$ $	— 33,564 32,618

(1)	Included in this column are the costs of an automobile allowance for Mr. Bailey and Mr. Roepstorff and for Mr. Santos, taxes paid by the Company related to a bonus received in 2000. Also included for Mr. Roepstorff in 2001 are $180,000 in consulting fees and $658,000 for the early termination of the consulting arrangement, paid at a discount.

(2)	No stock appreciation rights were granted in 2002, 2001 or 2000. The options issued to Mr. Roepstorff in 2000 were cancelled in 2002 in connection with a purchase agreement between Mr. Roepstorff and the Company to acquire his remaining interest in our majority owned German subsidiary, Domilens GmbH. This transaction is further described in “Certain Relationships and Related Transactions—Purchase Agreement.”

(3)	The amounts reported in this column, for all officers other than Mr. Bailey and Mr. Roepstorff, consist solely of the cost of life insurance premiums. Mr. Bailey’s “All Other Compensation” includes the cost of life and disability insurance premiums, in addition to relocation related expenses of $135,771 paid in 2001. Mr. Roepstorff’s “All Other Compensation” includes the cost of pension plan contributions.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table provides certain information with respect to individual grants of stock options and/or stock appreciation rights in the 2002 fiscal year to each of the named executive officers:

Name	Number of Securities Underlying Options/SARs Granted(2) (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(3)(4)	Exercise or Base Price(2) ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%($)	10%($)
David Bailey	150,000	21%	3.81	1/2/2012	359,413	910,824
	60,000	8%	5.19	5/29/2007	86,034	190,113
John Bily	100,000	14%	3.29	12/11/2006	90,897	200,858
John Santos	—	—	—	—	—	—
Helene Lamielle	75,000	10%	4.62	1/14/2007	95,732	211,542
Nicholas Curtis	75,000	10%	3.45	7/14/2007	71,488	157,969
Guenther Roepstorff	—	—	—	—	—	—

(1)	The potential realizable dollar value of any given option is the difference between (i) the fair market value of the stock underlying such option as of the date of grant, adjusted to reflect hypothetical 5% and 10% annual growth rates simple interest from the date of grant of such option until the expiration date of such option, and (ii) the exercise price for such option. The 5% and 10% are hypothetical growth rates prescribed by the SEC for illustration purposes only and are not a forecast or prediction as to future stock prices. The actual amount that a named executive officer may realize will depend on various factors on the date the option is exercised, so there is no assurance that the value realized by a named executive officer will be at or near the value set forth above in the chart.

(2)	All options were granted at fair market value on the date of grant.

(3)	No SARs were granted to the named executive officers in the 2002 fiscal year.

(4)	The numerator in calculating this percentage includes options granted to each named executive officer in his capacity both as an officer (employee) and, if applicable, as a director. The denominator in calculating this percentage is 724,155, which represents options granted to all of the employees of the Company, including the named executive officers, which includes, if applicable, grants of options attributable to them in their capacities as directors.

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

On March 31, 2003 the Company filed a Current Report on Form 8-K reporting that the Company and Wells Fargo Bank executed an agreement on March 26, 2003, extending the maturity date of the Company’s $3.0 million line-of-credit for one year to March 31, 2004.

(4)  Exhibits

3.1	Certificate of Incorporation, as amended(8)

3.2	By-laws, as amended(9)

†4.1	1990 Stock Option Plan(1)

†4.2	1991 Stock Option Plan(2)

†4.3	1995 STAAR Surgical Company Consultant Stock Plan(3)

†4.4	1996 STAAR Surgical Company Non-Qualified Stock Plan(4)

4.5	Stockholders’ Rights Plan, dated effective April 20, 1995(9)

†4.6	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(5)

10.1	Joint Venture Agreement, dated May 23, 1988, between the Company, Canon Sales Co, Inc. and Canon, Inc.(7)

†10.2	Promissory Note dated February 28, 1991, from John R. Wolf to the Company(4)

†10.3	Stock Pledge/Security Agreement, dated February 28, 1991, between John R. Wolf, the Company and Pollet & Associates(4)

†10.4	Promissory Note dated February 28, 1991, from William C. Huddleston to the Company(4)

†10.5	Modification dated August 21, 2000 to Promissory Note dated February 28, 1991, from William C. Huddleston to the Company(9)

†10.6	Stock Pledge/Security Agreement, dated February 28, 1991, between William C. Huddleston, the Company and Pollet & Associates(4)

†10.7	Promissory Note, dated May 26, 1992, from the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990(6)

†10.8	Deed of Trust, dated September 21, 1992, by the Andrew F. Pollet and Sally M. Pollet Revocable Trust dated March 6, 1990(6)

†10.9	Promissory Note dated July 3, 1992, from William C. Huddleston to the Company(6)

†10.10	Modification dated August 21, 2000, to Promissory Note dated July 3, 1992, from William C. Huddleston to the Company(9)

†10.11	Stock Pledge/Security Agreement dated July 3, 1992, between William C. Huddleston the Company and Pollet & Associates(6)

10.12	Lease, dated November 9, 1992, by and between Linda Lee Brown and Phyllis Ann Bailey and the Company regarding real property located at 1911 Walker Avenue, Monrovia, California(6)

10.13	Indenture of Lease dated September 1, 1993, between the Company and FKT Associates(9)

10.14	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates(9)

10.15	Indenture of Lease dated October 20, 1983, between Dale E. Turner and Francis R. Turner(6)

†10.16	Promissory Note dated March 18, 1993, from William C. Huddleston to the Company(9)

†10.17	Modification dated August 21, 2000 to Promissory Note dated March 18, 1993, from William C. Huddleston to the Company(9)

10.18	Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex(9)

10.19	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(9)

10.20	Agreement dated December 31, 1997, between the Company and Mentor Corporation(7)

†10.21	Promissory Note dated September 4, 1998, from John R. Wolf to the Company(7)

†10.22	Stock Pledge Agreement, dated September 4, 1998, between the Company and John R. Wolf(7)

†10.23	Stock Pledge Agreement dated September 4, 1998, between the Company and William C. Huddleston(7)

†10.24	Promissory Note dated September 4, 1998, from Andrew F. Pollet to the Company(7)

†10.25	Stock Pledge Agreement dated September 4, 1998, between the Company and Andrew F. Pollet(7)

10.26	License and Supply Agreement dated May 6, 1999, between LensTec Incorporated, Lenstec Barbados Inc., STAAR Surgical AG and the Company(8)

10.27	Equipment Purchase and Sale Agreement dated May 6, 1999, between Lenstec, Incorporated and the Company(8)

†10.28	Employment Agreement dated April 28, 1999, between the Company and John Santos(9)

†10.29	Modification to Employment Agreement dated May 31, 2000, between the Company and John Santos(9)

†10.30	Second Modification to Employment Agreement dated September 5, 2000, between the Company and John Santos(9)

†10.31	Promissory Note dated June 16, 1999, from Peter J. Utrata, M.D. to the Company(8)

†10.32	Stock Pledge Agreement dated June 16, 1999, by Peter J. Utrata, M.D. in favor of the Company(8)

†10.33	Promissory Note dated November 11, 1999, from Peter J. Utrata, M.D. to the Company(8)

†10.34	Promissory Note dated November 12, 1999, from John R. Wolf to the Company(8)

†10.35	Promissory Note dated November 17, 1999, from William C. Huddleston to the Company(8)

10.36	Standard Industrial/Commercial Multi-Tenant Lease-Gross dated April 5, 2000, entered into between the Company and Kilroy Realty, L.P.(9)

†10.37	Promissory Note dated April 7, 2000, from William C. Huddleston to the Company(9)

†10.38	Modification dated August 21, 2000, to Promissory Note dated April 7, 2000, from William C. Huddleston to the Company(9)

†10.39	Description of oral agreement between John R. Wolf and the Company dated April 18, 2000(9)

†10.40	Promissory Note dated June 2, 2000, from Peter J. Utrata, M.D. to the Company(9)

†10.41	Stock Pledge Agreement dated June 2, 2000, between the Company and Peter J. Utrata, M.D.(9)

†10.44	Promissory Note dated September 5, 2000, from Andrew F. Pollet to the Company(9)

10.45

Deed of Trust dated September 5, 2000, against real property commonly known as 10934 Alto Court, Oak View, California executed in favor of the Company by Andrew F. Pollet and Sally M. Pollet, as individuals and as trustees of the Andrew F. and Sally M. Pollet Revocable Trust dated March 6, 1990(9)

10.47	Form of Purchase Agreement entered into between the Company and Fortis Advantage Portfolios, Inc.—Capital Appreciation Portfolio(9)

10.48	Form of Purchase Agreement entered into between the Company and Fortis Series Fund, Inc.—Aggressive Growth Series(9)

10.49	Form of Purchase Agreement entered into between the Company and Phoenix Edge Series Fund Engemann Small & Mid Cap Growth Series(9)

10.50	Form of Purchase Agreement entered into between the Company and Phoenix-Engemann Small Cap Fund(9)

10.51	Form of Purchase Agreement entered into between the Company and Phoenix-Engemann Small & Mid-Cap Growth Fund(9)

10.52	Form of Purchase Agreement entered into between the Company and Pequot Scout Fund, L.P.(9)

10.53	Form of Purchase Agreement entered into between the Company and Pequot Navigator Offshore Fund, Inc.(9)

10.54	Form of Purchase Agreement entered into between the Company and Baystar International, Ltd.(9)

10.55	Form of Purchase Agreement entered into between the Company and Baystar Capital, L.P.(9)

10.56	Form of Purchase Agreement entered into between the Company and Invesco Global Health Sciences Fund(9)

†10.57	Promissory Note dated October 23, 2000, from Andrew F. Pollet to the Company(9)

10.59	Letter Agreement between the Company and Wells Fargo Bank, National Association and Revolving Line of Credit Note(9)

†10.60	Promissory Note dated November 1, 2000, from Andrew F. Pollet to the Company(9)

10.61	Settlement Agreement and Mutual Release dated December 19, 2000, between the Company and William C. Huddleston(9)

†10.62	Employment Agreement dated December 20, 2000, between the Company and David Bailey(9)

†10.63	Stock Option Agreement dated December 20, 2000, between the Company and David Bailey(9)

10.64	Letter Amendment dated December 22, 2000, between the Company and Wells Fargo Bank, N. A.(10)

†10.65	Consulting Agreement dated March 1, 2001, between the Company and DRM Strategic Services, Ltd.(10)

10.66	Letter Agreement dated April 1, 2001, between the Company and Wells Fargo Bank, N.A.(10)

10.67	Letter Amendment dated July 1, 2001, between the Company and Wells Fargo Bank, N.A.(10)

10.68	Letter Agreement dated July 1, 2001, between the Company and Wells Fargo Bank, N.A.(10)

†10.69	Severance and Release Agreement dated August 21, 2001, between the Company and Thomas J. Chambers (including Consulting Agreement dated August 9, 2001)(10)

10.70	Settlement Agreement between the Company, Canon, Inc., Canon Sales Co., Inc., and Canon-STAAR Co. Inc. dated September 28, 2001(10)

10.71	Fifth Amendment to Credit Agreement dated October 1, 2001, between the Company and Wells Fargo Bank, N.A.(10)

10.72	Settlement and Release Agreement dated October 5, 2001, between the Company and Gunther Roepstorff(10)

10.73	Stock Option Agreement dated November 13, 2001, between the Company and David Bailey(10)

10.74	Stock Option Agreement dated November 13, 2001, between the Company and David R. Morrison(10)

10.75	Stock Option Certificate dated November 13, 2001, between the Company and Richard D. Simmons(10)

10.76	Sixth Amendment to Credit Agreement dated December 20, 2001, between the Company and Wells Fargo Bank, N.A.(10)

10.77	Letter Agreement dated January 25, 2002, between the Company and Wells Fargo Bank, N.A.(10)

10.78	Second Amendment to the Amended and Restated Credit Agreement dated October 25, 2002, between the Company and Wells Fargo Bank, N.A.(12)

†10.79	Settlement Agreement and Mutual General Release between John R. Wolf and the Company dated November 12, 2002(13)

†10.80	Employment Agreement dated January 3, 2002, between the Company and John Bily(11)

†10.81	Employment Agreement dated January 22, 2002, between the Company and Helene Lamielle(11)

*10.82	Master Credit Agreement dated December 15, 2000, between STAAR Surgical AG and UBS AG

*#10.83	Amended and Restated Credit Agreement dated March 29, 2002, between the Company and Wells Fargo Bank

*†10.84	Settlement Agreement and General Release dated March 29, 2002, among the Company, Sally M. Pollet, Pollet and Richardson, and the Estate of Andrew F. Pollet

*†10.85	Settlement Note dated March 29, 2002, from Sally M. Pollet to the Company

*†#10.86	Stock Pledge Agreement dated March 29, 2002, between the Company and Sally M. Pollet

*†10.87	Promissory Note dated March 29, 2002 from, Pollet & Richardson to the Company

*†#10.88	Security Agreement dated March 29, 2002, between the Company and Pollet & Richardson

*#10.89	First Amendment to the Amended and Restated Credit Agreement dated July 31, 2002, between the Company and Wells Fargo Bank.

*10.90	Third Amendment to the Amended and Restated Credit Agreement dated November 25, 2002, between the Company and Wells Fargo Bank, N.A.

*#10.91	Assignment Agreement of the Share Capital of Domilens Vertrieb fuer medizinische Produkte GmbH dated January 3, 2003, between Staar Surgical AG and Guenther Roepstorff

*10.92	Credit Agreement effective January 13, 2003, between Domilens Gmbh and Postbank.

*10.93	Settlement Agreement and Mutual General Release dated February 27, 2003, by and between the Company and Richard Leza

*10.94	Waiver of Certain Covenant Violations dated February 27, 2003, between the Company and Wells Fargo Bank

#10.95	Second Amended and Restated Credit Agreement dated March 26, 2003, between the Company and Wells Fargo Bank(14)

*21.	List of Significant Subsidiaries

**99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith
*	Previously filed with this Report on April 3, 2003
†	Management contract or compensatory plan or arrangement
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 033-37248, as filed on October 11, 1990.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed on March 11, 1994.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 033-60241, as filed on June 15, 1995.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended January 3, 1997, as filed on April 2, 1997.
(5)	Incorporated by reference from the Company’s Proxy Statement, File No. 0-11634, for its Annual Meeting of Stockholders held on May 29, 1998, as filed on May 4, 1999.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended January 1, 1998, as filed on April 1, 1998.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended January 1, 1999, as filed on April 1, 1999.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended December 31, 1999, as filed on March 30, 2000.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended December 29, 2000, as filed on March 29, 2001.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended December 28, 2001, as filed on March 28, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report, File No. 0-11634, for the period ended June 28, 2002, as filed on August 12, 2002.
(12)	Incorporated by reference to the Company’s Quarterly Report, File No. 0-11634, for the period ended September 27, 2002, as filed on November 12, 2002.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 0-11634, filed on December 6, 2002.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 0-11634, filed on March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

By:	/s/ DAVID BAILEY
David Bailey President and Chief Executive Officer (principal executive officer)

Date:	November 19, 2003

Certifications

I, David Bailey, certify that:

1.    I have reviewed this Amendment No. 3 to the annual report on Form 10-K of STAAR Surgical Company;

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

Date: November 19, 2003	By:	/s/ DAVID BAILEY
David Bailey President, Chief Executive Officer, Chairman and Director (principal executive officer)

Certifications

I, John Bily, certify that:

1.    I have reviewed this Amendment No. 3 to the annual report on Form 10-K of STAAR Surgical Company;

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

Date: November 19, 2003	By:	/s/ JOHN BILY
John Bily Chief Financial Officer (principal accounting and financial officer)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 3, 2003,

DECEMBER 28, 2001 AND DECEMBER 29, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

STAAR Surgical Company

We have audited the accompanying restated consolidated balance sheets of STAAR Surgical Company and subsidiaries as of January 3, 2003 and December 28, 2001, and the related restated consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended January 3, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company and subsidiaries as of January 3, 2003 and December 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Summary of Accounting Policies to the restated consolidated financial statements, effective December 29, 2001, STAAR Surgical Company and subsidiaries adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.

/s/    BDO SEIDMAN, LLP

Los Angeles, California

February 21, 2003

(except for Note 18 which is dated March 26, 2003 and Notes 6 and 19 which are dated November 17, 2003)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 3, 2003 and December 28, 2001

	2002 Restated	2001 Restated
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,009	$853
Restricted cash	—	2,000
Accounts receivable, less allowance for doubtful accounts	5,992	7,542
Inventories	11,761	15,231
Prepaids, deposits and other current assets	2,510	3,660
Deferred income tax, current	—	5,304

Total current assets	21,272	34,590

Investment in joint venture	462	466
Property, plant and equipment, net	7,438	8,742
Patents and licenses, net of accumulated amortization of $4,967 and $4,034	9,038	9,896
Goodwill	6,427	5,985
Deferred income tax, non-current	—	3,828
Other assets	583	1,143

Total assets	$45,220	$64,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,845	$8,216
Accounts payable	4,556	5,594
Other current liabilities	4,079	4,000

Total current liabilities	14,480	17,810
Other long-term liabilities	89	316

Total liabilities	14,569	18,126

Minority interest	100	382

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 17,205 and 17,158 shares	172	172
Additional paid-in capital	75,947	75,573
Accumulated other comprehensive loss	(111)	(1,728)
Accumulated deficit	(40,789)	(24,011)

	35,219	50,006
Treasury stock, at cost (243 and 0 shares)	(973)	—

	34,246	50,006
Notes receivable from officers and directors	(3,695)	(3,864)

Total stockholders’ equity	30,551	46,142

Total liabilities and stockholders’ equity	$45,220	$64,650

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 3, 2003, December 28, 2001 and December 29, 2000

	2002 Restated	2001 Restated	2000 Restated
	(In thousands, except per share amounts)
Sales	$47,880	$50,237	$53,986
Royalty and other income	368	549	448

Total revenues	48,248	50,786	54,434
Cost of sales	24,099	28,203	26,329

Gross profit	24,149	22,583	28,105

Selling, general and administrative expenses:
General and administrative	8,959	8,746	8,593
Marketing and selling	16,833	20,043	21,254
Research and development	4,016	3,800	4,215
Other charges	1,454	7,780	15,276

Total selling, general and administrative expenses	31,262	40,369	49,338

Operating loss	(7,113)	(17,786)	(21,233)

Other income (expense):
Equity in operations of joint venture	36	389	(4,698)
Interest income	361	1	826
Interest expense	(579)	(640)	(1,496)
Other income (expense)	(603)	(474)	738

Total other expense, net	(785)	(724)	(4,630)

Loss before income taxes and minority interest	(7,898)	(18,510)	(25,863)
Provision (benefit) for income taxes	8,805	(3,649)	(6,758)
Minority interest	75	139	87

Net loss	$(16,778)	$(15,000)	$(19,192)

Loss per share:
Basic and diluted	$(0.98)	$(0.88)	$(1.25)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended January 3, 2003, December 28, 2001 and December 29, 2000

Restated

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Notes Receivable	Total
	(In thousands)
Balance, at December 31, 1999	$147	$51,205	$(1,281)	$10,181	$—	$(8,152)	$52,100
Common stock issued upon exercise of options	5	3,519	—	—	—	(1,167)	2,357
Common stock issued upon exercise of warrants	1	171	—	—	—	—	172
Common stock issued as payment for services	1	1,486	—	—	—	—	1,487
Common stock issued in private placement	15	18,666	—	—	—	—	18,681
Proceeds from notes receivable	—	—	—	—	—	1,441	1,441
Accrued interest on notes receivable						(185)	(185)
Notes receivable reserve	—	—	—	—	—	1,500	1,500
Foreign currency translation adjustment	—	—	(301)	—	—	—	(301)
Net loss	—	—	—	(19,192)	—	—	(19,192)

Balance, at December 29, 2000	169	75,047	(1,582)	(9,011)	—	(6,563)	58,060
Common stock issued upon exercise of options	1	62	—	—	—	—	63
Common stock issued as payment for services	2	411	—	—	—	—	413
Stock-based compensation expense	—	53	—	—	—	—	53
Proceeds from notes receivable	—	—	—	—	—	321	321
Accrued interest on notes receivable						269	269
Notes receivable reserve	—	—	—	—	—	2,109	2,109
Foreign currency translation adjustment	—	—	(146)	—	—	—	(146)
Net loss	—	—	—	(15,000)	—	—	(15,000)

Balance, at December 28, 2001	172	75,573	(1,728)	(24,011)	—	(3,864)	46,142
Common stock issued upon exercise of warrants	—	6	—	—	—	—	6
Common stock issued as payment for services	—	120	—	—	—	—	120
Common stock issued pursuant to employment contract	—	12	—	—	—	—	12
Stock-based compensation expense	—	236	—	—	—	—	236
Treasury stock acquired in satisfaction of note receivable	—	—	—	—	(973)	2,129	1,156
Proceeds from notes receivable	—	—	—	—	—	96	96
Accrued interest on notes receivable						(242)	(242)
Notes receivable reserve	—	—	—	—	—	(1,814)	(1,814)
Foreign currency translation adjustment	—	—	1,617	—	—	—	1,617
Net loss	—	—	—	(16,778)	—	—	(16,778)

Balance, at January 3, 2003	$172	$75,947	$(111)	$(40,789)	$(973)	$(3,695)	$30,551

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 3, 2003, December 28, 2001 and December 29, 2000

	2002 Restated	2001 Restated	2000 Restated
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,778)	$(15,000)	$(19,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,171	2,364	2,140
Amortization of intangibles	933	1,259	1,590
Write-off of accounts receivable	—	—	449
Deferred revenue	—	—	(448)
Equity in operations of joint venture	(36)	(746)	3,577
Deferred income taxes	9,132	(4,537)	(6,810)
Stock-based compensation expense	236	53	—
Common stock issued for services	132	413	1,224
Non-cash restructuring and inventory write-down	1,225	13,230	18,029
Other	(226)	269	468
Minority interest	144	178	(332)
Changes in working capital:
Accounts receivable	1,462	1,697	(759)
Inventories	3,108	(1,316)	(4,020)
Prepaids, deposits and other current assets	(232)	2,619	(301)
Accounts payable	(966)	(573)	(1,249)
Other current liabilities	264	(2,450)	605

Net cash provided by (used in) operating activities	569	(2,540)	(5,029)

Cash flows from investing activities:
Acquisition of property and equipment	(874)	(1,180)	(3,339)
Acquisition of patents and licenses	(75)	(245)	(775)
Proceeds from notes receivable and other	10	321	789
Change in other assets	493	119	(817)
Dividends received from joint venture	40	280	—

Net cash used in investing activities	(406)	(705)	(4,142)

Cash flows from financing activities:
Net borrowings (payments) under notes payable and long-term debt	(2,598)	276	414
Payments on notes payable and long-term debt	—	—	(9,400)
Restricted cash	2,000	(2,000)	—
Proceeds from the exercise of stock options and warrants	6	63	2,520
Proceeds from private placement	—	—	18,681

Net cash provided by (used in) financing activities	(592)	(1,661)	12,215

Effect of exchange rate changes on cash and cash equivalents	585	(328)	(301)

Increase (decrease) in cash and cash equivalents	156	(5,234)	2,743
Cash and cash equivalents, at beginning of year	853	6,087	3,344

Cash and cash equivalents, at end of year	$1,009	$853	$6,087

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

Years Ended January 3, 2003, December 28, 2001 and December 29, 2000

Organization and Description of Business

STAAR Surgical Company (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing Intraocular Lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with refractive conditions, cataracts and glaucoma. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the Implantable Contact Lens (“ICL®”), the Toric ICL (“TICL™”) and the Toric IOL. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of IOLs, the SonicWAVE™ Phacoemulsification System, STAARVISC™ II, a viscoelastic material and the UltraVac™ V1 tubing, used with certain Venturi-type Phacoemulsification machines. The Company’s AquaFlow™ Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid thereby reducing intraocular pressure, which may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

The Company’s most significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide, including the ICL and its AquaFlow Device. STAAR Surgical AG also controls a major European sales subsidiary that distributes both the Company’s products and products from various other manufacturers. Investment in the subsidiary was increased from 80% to 100% during the fourth quarter of 2002, when Staar Surgical AG purchased the remaining shares of the subsidiary (see Note 17).

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

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consist of 13 weeks.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted Statement of Financial Accounting Standards, (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on December 29, 2001.

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

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS 121, “Accounting for Long-Lived Assets and for Long-lived Assets to be Disposed of,” during the first quarter of 2002. SFAS 144 addresses financial accounting and reporting requirements for the impairment or disposal of long lived-assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company’s adoption of SFAS 144 did not have a material impact on its financial position or results of operations.

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

Loss Per Share

The Company presents loss per share data in accordance with the provision of SFAS No. 128, “Earnings per Share” (“SFAS 128”), which provides for the calculation of Basic and Diluted earnings per share. Loss per share of common stock is computed by using the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive. For the years ended January 3, 2003, December 28, 2001, and December 29, 2000, 0, 5,000, and 5,000 warrants and 3.1 million, 2.9 million, and 1.9 million options to purchase shares of the Company’s common stock, respectively, were outstanding.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB 25. If the APB 25 intrinsic value method of accounting is used, SFAS 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock based compensation had been applied. The Company records expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options with a vesting period, the expense is recognized over the vesting period.

Comprehensive Loss

The Company presents comprehensive losses in its Consolidated Statement of Changes in Stockholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

Years Ended January 3, 2003, December 28, 2001 and December 29, 2000

Comprehensive loss and its components consist of the following (in thousands):

	2002 Restated	2001 Restated	2000 Restated
Net loss	$(16,778)	$(15,000)	$(19,192)
Foreign currency translation adjustment	585	(328)	(301)

Comprehensive loss	$(16,193)	$(15,328)	$(19,493)

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company’s adoption of SFAS No. 145 did not have a material impact on its operations or financial position.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34,” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s operations or financial results. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. Significant guarantees that have been entered into by the Company as of January 3, 2003 are disclosed in Note 9 to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by SFAS No. 148 beginning in the first quarter of 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements,” (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2003, December 28, 2001

NOTE 1—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at January 3, 2003 and December 28, 2001 (in thousands):

	2002	2001
Domestic	$3,435	$4,791
Foreign	3,362	3,519

	6,797	8,310
Less allowance for doubtful accounts	805	768

	$5,992	$7,542

NOTE 2—INVENTORIES

Inventories consisted of the following at January 3, 2003 and December 28, 2001 (in thousands):

	2002	2001
Raw materials and purchased parts	$710	$1,610
Work in process	798	3,252
Finished goods	10,253	10,369

	$11,761	$15,231

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 3, 2003 and December 28, 2001 (in thousands):

	2002	2001
Machinery and equipment	$14,147	$11,116
Furniture and fixtures	5,378	7,639
Leasehold improvements	4,577	4,480

	24,102	23,235
Less accumulated depreciation and amortization	16,664	14,493

	$7,438	$8,742

Depreciation expense for the years ended January 3, 2003, December 28, 2001 and December 29, 2000 was $2.2 million, $2.4 million and $2.1 million, respectively.

NOTE 4—INVESTMENT IN JOINT VENTURE

The Company owns a 50% equity interest in a joint venture, the CANON-STAAR Company, Inc. (“CSC”), with Canon Inc. and Canon Sales Co, Inc., together the “Canon Companies.” The Company sold CSC an exclusive license to manufacture, market and sell the Company’s IOL products in Japan. The investment in the Japanese joint venture is accounted for using the equity method of accounting except for the nine-months ended September 29, 2001 and the year ended December 28, 2000 when the Company’s investment of $3.6 million was

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

written off, due to disputes between the Company and the Canon Companies. During the fourth quarter of fiscal year 2001, the Company executed an agreement with the Canon Companies resolving all claims between the parties and reaffirming the partnering arrangement to manufacture and distribute ophthalmic products based on the Company’s technology.

The financial statements of CSC include assets of approximately $9.1 and $8.7 million, and liabilities of approximately $1.7 million and $1.8 million, as of January 3, 2003 and December 28, 2001, respectively.

The Company’s equity in operations of the joint venture is calculated as follows (in thousands):

	2002	Q4 2001	2000
Joint venture net income (loss)	$(8)	134	$—
Equity interest	50%	50%	50%

Total joint venture net income (loss)	(4)	67	—
Charge related to write-off of joint venture	—	—	(4,698)

Equity in operations of joint venture	$(4)	$67	$(4,698)

The Company received dividend income of $40,000 during 2002 and $322,000 in 2001 when it also reversed $170,000 of excess accrued legal fees upon settlement of the Company’s disputes with Canon.

The Company recorded sales of certain IOL products to CSC of approximately $142,000, $118,000 and $344,000 in 2002, 2001 and 2000, respectively.

NOTE 5—NOTES PAYABLE

The Company had a $7.0 million line of credit with a domestic lender which matured on March 29, 2002, and was amended and restated from time to time during the year ended January 3, 2003. The line of credit, as modified, extends the maturity date to March 31, 2003, included the release of restricted cash in the amount of $2.0 million in order to pay down the note and provides for monthly decreases in availability through February 2003 totaling $4.0 million. The Company’s obligation to the lender is secured by a first priority lien on substantially all of the Company’s assets and bears interest at a rate equal to the prime rate (4.25% at January 3, 2003) plus an applicable interest margin from 1% to 5% which is based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) at each fiscal quarter on a trailing 12-month basis. In addition, the Company is required to pay a commitment fee of .25% to 1.25% of the unused amount of the line of credit also based on a ratio of funded debt to EBITDA. Since the Company reported losses throughout 2002, it was charged the maximum total interest rate allowed under the agreement of prime plus a 5% margin (9.25%) and the maximum commitment fee of 1.25% at January 3, 2003.

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

On March 26, 2003, the Company and its domestic lender executed an agreement to extend the maturity date of the Company’s $3.0 million line-of-credit for one year to March 31, 2004. The line-of-credit bears interest at a rate equal to the prime rate (4.25% at January 3, 2003) plus an interest margin of 5%. In addition, the Company is required to pay a commitment fee of 1.25% per annum of the unused amount of the line-of-credit. All other terms and conditions are generally unchanged except that the cash flow and operating income covenants of the agreement do not commence until the third quarter of 2003 and minimum tangible net worth covenants were reduced.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A subsidiary of the Company has a revolving credit facility with a Swiss bank, which as amended in fiscal 2001, provides for borrowings of up to 4.5 million Swiss Francs “CHF” ($3.2 million based on the exchange rate on January 3, 2003). The credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.1 million based on the exchange rate on January 3, 2003) and does not have a termination date; Part B provides for borrowings of up to CHF 1.5 million ($1.1 million based on the exchange rate on January 3, 2003). The loan amount under Part B of the agreement reduces by CHF 250,000 ($178,000 based on the exchange rate on January 3, 2003) semi-annually beginning June 30, 2002. The credit facility is secured by a general assignment of claims.

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

NOTE 6—INCOME TAXES

Income tax provision (benefit) (in thousands)

	2002 Restated	2001 Restated	2000 Restated
Current
U.S. federal	$(995)	$484	$(393)
State	(74)	146	18
Foreign	742	258	317

	(327)	888	(58)

Deferred
U.S. federal and state	9,021	(4,537)	(6,700)
Foreign	111	—	—

	9,132	(4,537)	(6,700)

Income tax provision (benefit)	$8,805	$(3,649)	$(6,758)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the fiscal year 2000 current United States federal net tax benefit is the carryback of a portion of 2000 net taxable loss to 1998. This carryback resulted in a refund of $839,000 of taxes previously paid. Legislation enacted on March 9, 2002 (HR 3090) enabled the Company to carryback a portion of the federal 2001 net operating loss to 1996, 1997 and 1998. Since this legislation was not enacted as of the end of fiscal year 2001, the benefit of $959,000 from this carryback was recorded in 2002. Total federal net operating loss carryforward as of January 3, 2003 is $36.7 million expiring between 2020 and 2022.

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

The provision (benefit) for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to loss before income taxes. The items causing this difference are as follows (in thousands):

	2002 Restated		2001 Restated		2000 Restated
Computed tax provision (benefit) on losses at statutory rate	$(2,685)	34.0%	$(6,293)	34.0%	$(8,793)	34.0%
Increase (decrease) in taxes resulting from:
Permanent differences	38	(0.5)	39	(0.2)	73	(0.3)
State taxes, net of federal income tax benefit	1,305	(16.5)	(763)	4.1	(621)	2.4
Tax effect attributed to foreign operations	(1,245)	15.8	(345)	1.9	505	(2.0)
Loss related to previously excluded foreign earnings	—	—	—	—	706	(2.7)
Valuation allowance	11,392	(144.3)	3,713	(20.1)	1,372	(5.3)

Effective tax provision (benefit) and rate	$8,805	(111.5)%	$(3,649)	19.7%	$(6,758)	26.1%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $9.7 million at January 3, 2003. Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of January 3, 2003 and December 28, 2001 are as follows (in thousands):

	2002 Restated	2001 Restated
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$131	$174
Inventory reserves and uniform capitalization	576	2,478
Accrued vacation	153	177
State taxes	3	14
Deferred revenue	33	87
Reserve for restructuring costs	—	2,387
Other accruals	—	(13)
Valuation allowance	(896)	—

Total current deferred tax assets (liabilities)	$—	$5,304

Non-current deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	$14,804	$5,871
Business, foreign and AMT credit carryforwards	1,132	885
Depreciation and amortization	(781)	(447)
Reserve for notes receivable	744	1,405
Reserve for restructuring costs	1,573	402
Subpart F income	103	—
Capitalized R&D	136	—
Valuation allowance	(17,711)	(4,288)

Total non-current deferred tax assets (liabilities)	$—	$3,828

SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Cumulative losses weigh heavily in the assessment of the need for a valuation allowance. In 2002, due to the Company’s recent history of losses, an increase to the valuation allowance was recorded as a non-cash charge to tax expense in the amount of $9.0 million. As a result, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet as of January 3, 2003.

NOTE 7—BUSINESS ACQUISITIONS

During the year ended January 3, 2003, the Company acquired the remaining 20% interest in its German subsidiary at its book value of $426,000, from the subsidiary’s president in exchange for cancellation of amounts due from the subsidiary’s president of $955,000 less bonuses due to the subsidiary’s president of $87,000, resulting in goodwill of $442,000. The terms of the agreement also provided for the cancellation of 75,000 unexercised stock options previously issued to the subsidiary’s president and an agreement not to compete with the Company for a period of ten years. For the year ended January 3, 2003, the Company reflected the activity as a wholly owned subsidiary, whereas for the years ended December 28, 2001 and December 29, 2000, the 20% interest that was not owned was reflected as a minority interest on the consolidated statement of operations.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma amounts for the acquisition are not included, as the effect on operations is not material to the Company’s consolidated financial statements.

NOTE 8—STOCKHOLDERS’ EQUITY

Common Stock

In fiscal year 2000, the Company issued 143,000 shares to consultants for services rendered to the Company. Also, during 2000, the Company completed a private placement with institutional investors of 1.5 million shares of the Company’s common stock, for net proceeds of $18.7 million.

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

Receivables from Officers and Directors

As of January 3, 2003 and December 28, 2001, notes receivable from former officers and directors totaling $5.5 million and $7.5 million, respectively, were outstanding. The notes were issued in connection with purchases of the Company’s common stock and bear interest at rates ranging between 3.69% and 9.75% per annum, or at the lowest federal applicable rate allowed by the Internal Revenue Service. The notes are secured by stock pledge agreements and mature on various dates through June 1, 2006.

As of January 3, 2003 and December 28, 2001 reserves against notes receivable from officers and directors were $1.8 million and $3.6 million, respectively.

During fiscal year 2002, the Company and its former Chief Executive Officer, John R. Wolf, dismissed all legal actions between them pursuant to a settlement agreement dated November 12, 2002. The agreement provided for completion of Mr. Wolf’s transfer of 243,000 shares of Company stock pursuant to the Form 4 executed May 9, 2000, in satisfaction of $2.1 million in promissory notes executed by Mr. Wolf in favor of the Company.

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

The Company entered into a second promissory note in the amount of $2.2 million, pursuant to the terms of the same settlement agreement, with the former officer’s widow. Terms of the note, secured by a stock pledge agreement, includes interest at the rate of 5% with principal and interest due on or before March 29, 2006. The note also provides for escalation in the interest rate to 9.75% if the bid price of the Company’s common stock trades at $8.00 or greater on any public stock exchange for a period of 20 consecutive trading days, or if the stock permanently ceases to trade on any public stock exchange. Additionally, the note provides an acceleration of payment in the event the closing bid price of the common stock of the Company trades at $10.00 or greater on any public stock exchange for a period of 20 consecutive trading days.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

The table below summarizes the transactions in the Company’s stock option plans (in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	1,460	$7.75
Options granted	1,604	$10.35
Options exercised	(498)	$7.03
Options forfeited / cancelled	(674)	$8.05

Balance at December 29, 2000	1,892	$9.95
Options granted	1,114	$6.98
Options exercised	(18)	$3.57
Options forfeited / cancelled	(77)	$9.77

Balance at December 28, 2001	2,911	$8.85
Options granted	972	$3.73
Options exercised	—	$—
Options forfeited / cancelled	(745)	$10.55

Balance at January 3, 2003	3,138	$6.86

Options exercisable (vested) at January 3, 2003	2,405	$7.43

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. At January 3, 2003, December 28, 2001, and December 29, 2000 options for 379,000, 384,000 and 434,000 shares were outstanding, with exercise prices ranging between $2.50 to $14.50 per share.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In fiscal year 2001, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase or awards of the Company’s common stock. Generally, options under the plan are granted at fair market value at the date of grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire 10 years from the date of grant. Pursuant to this plan, options for 500,000 were outstanding at January 3, 2003, December 28, 2001, and December 29, 2000, respectively, with an exercise price of $11.125.

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

In fiscal year 2002, no options from any of the Company’s stock option plans were exercised.

SFAS No. 123, “Accounting for Stock-Based Compensation” requires the Company to provide pro forma information regarding net income and earnings per share as if compensation expense for the Company’s stock option plans had been determined in accordance with the fair value based method. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	66%	64%	42%
Risk-free interest rate	4.50%	4.50%	4.50%
Expected holding period (in years)	1 to 3	1 to 3	1 to 5

The weighted average fair value of options granted during the year ended January 3, 2003, December 28, 2001 and December 29, 2000, were $1.27 to $2.44, $0.55 to $3.72 and $1.32 to $4.55, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma net loss and loss per share for fiscal year 2002, 2001 and 2000 had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123 are as follows (in thousands, except per share data):

		2002 Restated	2001 Restated	2000 Restated
Net loss
As reported		$(16,778)	$(15,000)	$(19,192)
Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,679)	(1,488)	(1,597)

Pro forma		$(18,457)	$(16,488)	$(20,789)

Basic and diluted loss per share
As reported		$(0.98)	$(0.88)	$(1.25)
Pro forma		$(1.08)	$(0.97)	$(1.35)

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

The following table summarizes information about stock options outstanding and exercisable at January 3, 2003 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding at 1/03/03	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 01/03/03	Weighted-Average Exercise Price
	(in thousands)			(in thousands)

$1.70 to $2.50	259	4.3 years	$ 1.97	213	$ 1.94
$2.82 to $4.12	956	4.8 years	$ 3.44	544	$ 3.39
$4.45 to $6.60	643	3.1 years	$ 5.67	497	$ 5.93
$7.50 to $11.25	1,110	6.0 years	$10.61	1,009	$10.64
$11.38 to $15.75	170	7.3 years	$13.63	142	$13.63

$1.70 to $15.75	3,138	5.0 years	$ 6.86	2,405	$ 7.43

Warrants

The table below summarizes the transactions related to warrants to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price
Balance at December 28, 2001 and December 29, 2000	5,000	$1.20
Warrants exercised	(5,000)	$1.20

Balance at January 3, 2003	0	$0

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain property, plant and equipment under capital and operating lease agreements.

Annual future minimum lease payments under non-cancelable operating lease commitments as of January 3, 2003 are as follows (in thousands):

Fiscal Year
2003	$ 713
2004	348
2005	299
2006	232
2007	55

Total	$1,647

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

As of January 3, 2003 estimated annual purchase commitments under these contracts are as follows (in thousands):

Fiscal Year
2003	$1,065
2004	600
2005	600
2006	600

Total	$2,865

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10—OTHER LIABILITIES

Other Current Liabilities

Included in other current liabilities at January 3, 2003 and December 28, 2001 are approximately $1.3 million and $1.4 million of commissions due to outside sales representatives and accrued salaries and wages of $805,000 and $940,000, respectively.

NOTE 11—RELATED PARTY TRANSACTIONS

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

In March 2001, the Company entered into a consulting agreement with one of the members of its Board of Directors. In exchange for services, the Company issued an option to purchase 20,000 shares of the Company’s common stock at fair market value on the date of grant, in addition to a monthly retainer of $6,000, and a per-diem rate after six days worked of $1,000. Amounts paid under the agreement during the year ended January 3, 2003 and December 28, 2001 were $73,000 and $93,000, respectively.

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

NOTE 12—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid was $580,000, $640,000 and $1.5 million for the years ended January 3, 2003, December 28, 2001 and December 29, 2000, respectively. Income taxes paid amounted to approximately $719,000, $479,000 and $648,000 for the years ended January 3, 2003, December 28, 2001 and December 29, 2000, respectively.

	2002	2001	2000
Non cash financing activities:
Notes receivable from officers and directors (Note 8)	$(2,128)	$—	$1,167
Notes receivable reserve	1,814	—	—
Prepaids, deposits and other current assets	(658)	—	—
Treasury stock acquired	972	—	—

Acquisition of business:
Minority interest acquired	$426	$—	$—
Goodwill	442	—	—
Cancellation of amounts receivable	(868)	—	—

NOTE 13—OTHER CHARGES

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

In addition, the Company wrote-off approximately $5.2 million in inventory that no longer fit the Company’s future direction and recorded an approximate $4.7 million charge related to the write-off of its Japanese joint venture. At December 28, 2001, the Company had approximately $100,000 of accrued restructuring charges consisting of future payments to former employees and lease obligations.

In June 2001 management completed an extensive operational review of the Company. Based upon that review, in August 2001 the Company implemented a plan that management believes will allow the Company to become profitable. As a result of implementing the plan, the Company significantly changed its manufacturing processes and location including consolidating lathing activity into the Swiss manufacturing site from the current dual site operations and reducing molded lens capacity at the California site. The Company also reduced its workforce and closed certain overseas operations. In conjunction with the implementation of the plan, the Company recorded pretax charges of approximately $7.8 million in the third and fourth quarters of fiscal year 2001. Planned charges include approximately $3.7 million in fixed asset write-offs, $300,000 in severance and employee relocation costs, and $1.0 million for subsidiary closures. Additionally, the Company reserved $2.1 million of notes receivable from former officers and directors of the Company and paid $700,000 in consideration for the early termination of a consulting contract with the president of the Company’s German subsidiary.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Also included in other charges at January 3, 2003 is $230,000 in employee separation costs.

NOTE 14—NET LOSS PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted loss per share (in thousands):

	2002	2001	2000
Basic weighted average shares outstanding	17,142	17,003	15,378
Diluted effect of stock options and warrants	—	—	—

Diluted weighted average shares outstanding	17,142	17,003	15,378

NOTE 15—GEOGRAPHIC AND PRODUCT DATA

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

	2002	2001	2000
Sales to unaffiliated customers
U.S.	$24,082	$27,465	$29,501
Germany	16,081	14,907	14,182
Other	7,717	7,865	10,303

Total	$47,880	$50,237	$53,986

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the Company’s property, plant and equipment between those in the United States, Switzerland, and those in other countries is set forth below (in thousands).

	2002	2001
Property, Plant and Equipment
U.S.	$5,221	$6,316
Switzerland	1,844	2,123
Other	373	303

Total	$7,438	$8,742

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability.

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary unaudited quarterly financial data from continuing operations for fiscal 2002 and 2001 is as follows (in thousands except per share data):

January 3, 2003	1st Qtr. Restated	2nd Qtr. Restated	3rd Qtr. Restated	4th Qtr. Restated
Revenues	$11,731	$12,088	$11,201	$13,228
Gross profit	5,712	6,024	5,620	6,793
Net loss	(962)	(3,844)	(2,073)	(9,899)
Basic and diluted loss per share	(.06)	(.22)	(.12)	(.58)

December 28, 2001	1st Qtr. Restated	2nd Qtr. Restated	3rd Qtr. Restated	4th Qtr. Restated
Revenues	$13,001	$12,890	$12,154	$12,741
Gross profit	7,822	1,865	6,688	6,208
Net loss	(185)	(4,133)	(1,946)	(8,736)
Basic and diluted loss per share	(.01)	(.24)	(.11)	(.51)

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 17—FOURTH QUARTER SIGNIFICANT ITEMS

On November 12, 2002, the Company and its former Chief Executive Officer, John R. Wolf, settled all legal actions between them (see Note 8).

During the quarter ended January 3, 2003, the Company acquired the remaining 20% interest of its German subsidiary from the subsidiary’s president (see Note 7).

During the quarter ended January 3, 2003, the Company recorded a $9.0 million increase in its deferred tax asset valuation allowance (see Note 6).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SUBSEQUENT EVENTS

The Company negotiated a credit facility with a German bank to replace the credit facility that expires on August 31, 2003. The new credit facility, effective January 13th, 2003, provides for borrowings of up to $210,000 EUR ($199,000 at the exchange rate on the date of the agreement) at an interest rate of 8.5%. The note is due on November 30, 2003 and is personally guaranteed by the subsidiary’s president. The agreement includes a covenant which prevents the subsidiary from paying dividends.

On February 27, 2003, the Company and Richard Leza, former Vice President of Finance, Business Development and Corporate Strategy, settled their disputes. Pursuant to the settlement, the Company agreed to pay Mr. Leza monthly payments totaling $180,000 over a 15-month period. The Company also agreed to issue Mr. Leza an option to purchase 75,000 shares of the Company’s common stock and forgave a note receivable of $120,000.

On March 26, 2003, the Company and its domestic lender executed an agreement to extend the maturity date of the Company’s $3.0 million line-of-credit from one year to March 31, 2004. The line-of-credit bears interest at a rate equal to the prime rate (4.25% at January 3, 2003) plus an interest margin of 5%. In addition, the Company is required to pay a commitment fee of 1.25% per annum of the unused amount of the line-of-credit. All other terms and conditions are generally unchanged except that the cash flow and operating income covenants of the agreement do not commence until the third quarter of 2003 and minimum tangible net worth covenants were reduced.

NOTE 19—PRIOR-PERIOD ADJUSTMENTS

The Company has restated its previously issued consolidated financial statements for the years ended January 3, 2003, December 28, 2001 and December 29, 2000 to report interest income on notes receivable from officers and directors on an accrual basis consistent with accounting principles generally accepted in the United States of America. The impact of the restatement on interest income and loss per share for the periods is as follows (in thousands):

	Year Ended January 3, 2003			Year Ended December 28, 2001			Year Ended December 29, 2000
	Previously Reported	Inc (Dec)	Restated	Previously Reported	Inc (Dec)	Restated	Previously Reported	Inc (Dec)	Restated
Interest income	$135	$226	$361	$270	$(269)	$1	$1,294	$(468)	$826
Interest income, net of tax	—	—	—	$167	$(167)	—	$802	$(290)	$512
Loss per share	$(1.00)	$.02	$(0.98)	$(0.87)	$(0.01)	$(0.88)	$(1.23)	$(.02)	$(1.25)

There is no income tax effect of the restatement on earnings for the 2002 fiscal year since the Company reported losses and did not record income tax benefits thereon.

The impact of the restatement on the consolidated balance sheet is as follows (in thousands):

	As Previously Reported January 3, 2003	As Revised January 3, 2003	As Previously Reported December 28, 2001	As Revised December 28, 2001
Deferred tax asset – non-current	—	No Change	$3,982	$3,828
Accumulated deficit	$(41,421)	$(40,789)	$(24,263)	$(24,011)
Notes receivable from officers and directors	$(3,064)	$(3,696)	$(3,458)	$(3,864)

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’

REPORT ON SCHEDULE

To the Board of Directors

STAAR Surgical Company

The audits referred to in our report dated February 21, 2003 (except for Note 18 which is dated March 26, 2003), relating to the restated consolidated financial statements of STAAR Surgical Company and Subsidiaries, which is contained in Item 8 of this Amendment No. 3 to Annual Report on Form 10-K included the audit of Schedule II, Valuation and Qualifying Accounts and Reserves as of January 3, 2003, and for each of the three years in the period ended January 3, 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Los Angeles, California

February 21, 2003

    (except for Note 18 which is dated March 26, 2003 and Notes 6 and 19 which are dated November 17, 2003)

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ CONSENT

To the Board of Directors

STAAR Surgical Company

We consent to incorporation by reference in the Registration Statement (No. 333-45810), (No. 333-51064), (No. 333-52096), (No. 333-60241), and (No. 333-90018) on Form S-8 and (No. 333-47820) on Form S-3 of STAAR Surgical Company of our report dated February 21, 2003 (except for Note 18 which is dated March 26, 2003 and Notes 6 and 19 which are dated November 17, 2003) relating to the restated consolidated balance sheets of STAAR Surgical Company and Subsidiaries as of January 3, 2003 and December 28, 2001 and the related restated consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows and related schedule for each of the three years in the period ended January 3, 2003, which report appears in the January 3, 2003 Amendment No. 3 to Annual Report on Form 10-K of STAAR Surgical Company and subsidiaries.

BDO SEIDMAN, LLP

Los Angeles, California

November 19, 2003

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
2002
Allowance for doubtful accounts deducted from accounts receivable in balance sheet	$768	$1,186	$1,149	$805
Accrued restructuring costs	100	—	100	—
Deferred tax asset valuation allowance	4,288	14,319	—	18,607
Notes receivable reserve	3,609	—	1,814	1,795

	$8,765	$15,505	$3,063	$21,207

2001
Allowance for doubtful accounts deducted from accounts receivable in balance sheet	$781	$—	$13	$768
Accrued restructuring costs	2,236	100	2,236	100
Deferred tax asset valuation allowance	1,511	2,777	—	4,288
Notes receivable reserve	1,500	2,109	—	3,609

	$6,028	$4,986	$2,249	$8,765

2000
Allowance for doubtful accounts deducted from accounts receivable in balance sheet	$373	$408	$—	$781
Accrued restructuring costs	—	4,236	2,000	2,236
Deferred tax asset valuation allowance	—	1,511	—	1,511
Notes receivable reserve	—	1,500	—	1,500

	$373	$7,655	$2,000	$6,028