Form 10-Q/A
period 2003-04-04
STAAR SURGICAL COMPANY
filed 2003-11-20
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The registrant has 18,396,123 shares of common stock, par value $0.01 per share, issued and outstanding as of November 18, 2003.

EXPLANATORY NOTE

STAAR Surgical Company (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended April 4, 2003 (the “Report”) to restate its financial statements for the three months ended April 4, 2003 and March 29, 2002, as more fully discussed in Note 11 of the notes to the financial statements. This Amendment No. 1 corrects the Company’s first quarter financial statements to include accrued interest income on notes receivable of officers and directors.

To make these corrections and related changes, the Company is amending and restating Items 1 and 2 of the Report. Pursuant to Rule 12b-15, the Company is also including currently dated certifications of the Chief Executive Officer and Chief Financial Officer. While the remainder of the Report is unchanged, the Company is reproducing the Report in its entirety to provide a complete presentation to the reader. This Amendment No. 1 speaks as of the original date of the filing date of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequently to the original filing date.

STAAR SURGICAL COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	April 4, 2003 Restated	January 3, 2003 Restated
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$399	$1,009
Accounts receivable, net	6,634	5,823
Inventories	11,602	11,761
Prepaids, deposits, and other current assets	2,838	3,127

Total current assets	21,473	21,720

Investment in joint venture	568	462
Property, plant and equipment, net	7,090	7,438
Patents and licenses, net	8,804	9,038
Goodwill	6,427	6,427
Other assets	365	393

Total assets	$44,727	$45,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,246	$5,845
Accounts payable	4,918	4,394
Other current liabilities	4,773	4,386

Total current liabilities	14,937	14,625
Other long-term liabilities	89	89

Total liabilities	15,026	14,714

Minority interest	124	100

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 16,962 at April 4, 2003 and January 3, 2003	169	169
Additional paid-in capital	75,027	74,977
Accumulated other comprehensive loss	(35)	(111)
Accumulated deficit	(41,747)	(40,789)

	33,414	34,246
Notes receivable from officers and directors	(3,837)	(3,695)

Total stockholders’ equity	29,577	30,551

Total liabilities and stockholders’ equity	$44,727	$45,365

Note: The amounts presented in the January 3, 2003 balance sheet are derived from the restated audited financial statements for the year ended January 3, 2003. See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 4, 2003	March 29, 2002
	Restated
Sales	$12,779	$11,631
Royalty and other income	47	100

Total revenues	12,826	11,731

Cost of sales	5,847	6,019

Gross profit	6,979	5,712

Selling, general, and administrative expenses:

General and administrative	2,287	2,402
Marketing and selling	4,161	4,002
Research and development	1,176	1,076

Total selling, general, and administrative expenses	7,624	7,480

Operating loss	(645)	(1,768)

Other income (expense):

Equity in earnings of joint venture	106	12
Interest income	125	53
Interest expense	(143)	(127)
Other expense	(54)	(23)

Total other income (expense)	34	(85)

Loss before income taxes and minority interest	(611)	(1,853)

Income tax expense (benefit)	329	(932)

Minority interest	18	41

Net loss	$(958)	$(962)

Basic and diluted net loss per share	$(.06)	$(.06)

Weighted average shares outstanding—Basic and diluted	16,962	17,159

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2003	March 29, 2002
	Restated
Cash flows from operating activities:
Net loss	$(958)	$(962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	488	521
Amortization of intangibles	240	227
Equity in earnings of joint venture	(106)	(12)
Stock-based compensation expense	50	51
Notes receivable reserve	(83)	—
Other	(69)	(35)
Minority interest	24	47
Changes in working capital:
Accounts receivable	(642)	270
Inventories	159	1,250
Prepaids, deposits, and other current assets	7	(267)
Accounts payable	530	(215)
Other current liabilities	387	(374)

Net cash provided by operating activities	27	501

Cash flows from investing activities:
Acquisition of property and equipment	(140)	(165)
Increase in patents and licenses	(6)	—
Decrease (increase) in other assets	28	(50)
Proceeds from notes receivable and other	4	—

Net cash used in investing activities	(114)	(215)

Cash flows from financing activities:
Decrease in borrowings under notes payable	(599)	(489)
Proceeds from stock options	—	6

Net cash used in financing activities	(599)	(483)

Effect of exchange rate changes on cash and cash equivalents	76	108

Decrease in cash and cash equivalents	(610)	(89)
Cash and cash equivalents, at the beginning of the period	1,009	853

Cash and cash equivalents, at the end of the period	$399	$764

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

The Company has restated its previously issued consolidated financial statements for the three months ended April 4, 2003 and March 29, 2002 to correct interest income on notes receivable from officers and directors on an accrual basis consistent with accounting principles generally accepted in the United States of America. The impact of the restatement on interest income and loss per share for the periods is as follows (in thousands):

	Three Months Ended April 4, 2003
	Previously Reported	Inc (Dec)	Restated
Interest income	$336	$(211)	$125
Loss per share	$(0.04)	$(0.02)	$(0.06)

	Three Months Ended March 29, 2002
	Previously Reported	Inc (Dec)	Restated
Interest income	$18	$35	$53
Loss per share	$(0.06)	$0.00	$(0.06)

There is no income tax effect of the restatement on earnings for the periods presented in 2003 and 2002 since the Company reported losses and did not record income tax benefits thereon.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the restatement on the consolidated balance sheet is as follows (in thousands):

	As Previously Reported April 4, 2003	As Revised April 4, 2003	As Previously Reported March 29, 2002	As Revised March 29, 2002
Prepaids, deposits, and other current assets(1)	$3,118	$2,838	$2,753	No Change
Deferred tax asset—non-current(2)	—	No Change	$3,982	$3,828
Accumulated deficit	$42,168	$41,747	$25,260	$24,973
Notes receivable from officers and directors	$3,137	$3,837	$3,308	$3,749

(1)	The revised consolidated balance sheet as of April 4, 2003 includes a reclass of $280,000 of accrued interest on officer’s notes from prepaids, deposits, and other current assets to notes receivable from officers and directors.
(2)	The revised consolidated balance sheet as of March 29, 2002 includes a reduction to the Company’s net deferred tax assets by $154,000 related to a decrease in net operating losses as a result of accrued interest income.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.    Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at April 4, 2003 and January 3, 2003 (in thousands):

	April 4, 2003	January 3, 2003
Raw materials and purchased parts	$842	$710
Work-in-process	1,162	798
Finished goods	9,598	10,253

	$11,602	$11,761

4.     Intangible Assets

The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $14.0 million and accumulated amortization of $5.2 million as of April 4, 2003. The Company capitalizes the costs of acquiring patents and licenses as well as the legal costs of successfully defending its rights to these patents. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years. Amortization expense for the quarters ended April 4, 2003 and March 29, 2002, was $241,000, and $227,000, respectively.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma net loss and loss per share for the quarters ended April 4, 2003 and March 29, 2002 had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123 are as follows (in thousands, except per share data):

		Three Months Ended
		April 4, 2003	March 29, 2002
		Restated

Net loss	As reported	$(958)	$(962)

Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—

Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(397)	(389)

Net loss	Pro forma	$(1,355)	$(1,351)

Loss per share:	Basic and diluted

As reported		$(0.06)	$(0.06)

Pro forma		$(0.08)	$(0.08)

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM  2 —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Percentage of Total Revenues for Three Months		Percentage Change for Three Months
	April 4, 2003	March 29, 2002	2003 vs. 2002
	Restated		Restated
Total revenues	100.0%	100.0%	9.3%
Cost of sales	45.6	51.3	(2.9)

Gross profit	54.4	48.7	22.2

Costs and expenses:
General and administrative	17.8	20.5	(4.8)
Marketing and selling	32.4	34.1	4.0
Research and development	9.2	9.2	9.3

Total costs and expenses	59.4	63.8	1.9

Operating loss	(5.0)	(15.1)	(63.5)

Other income (expense), net	0.2	(0.7)	—

Loss before income taxes	(4.8)	(15.8)	(67.0)
Income taxes	2.6	(7.9)	—
Minority interest	0.1	.3	(55.1)

Net loss	(7.5)%	(8.2)%	(0.4)%

STAAR SURGICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

Other Income (Expense)

Other income for the quarter ended April 4, 2003 was $34,000, as compared to other expense of $85,000 for the quarter ended March 29, 2002. The increase in other income is the result of an increase in earnings in the Company’s Japanese joint venture and due to an increase in accrued interest income.

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

During the quarter ended April 4, 2003, accounts receivable increased $642,000 relative to January 3, 2003. The increase in accounts receivable relates to extended terms given to certain international customers. Day’s

STAAR SURGICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

A subsidiary of the Company has a revolving credit facility with a German bank which provides for borrowings of up to approximately 125,000 EUR ($134,000 at the exchange rate on April 4, 2003) at an interest rate of 8.5%. The loan, originally due February 28, 2003, was extended on October 8, 2002 to August 31, 2003. Payments in the amount of 50,000 EUR ($54,000 at the exchange rate on April 4, 2003) were due monthly beginning December 31, 2001. The amended agreement reduced the monthly payment to 25,000 EUR ($27,000

STAAR SURGICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

The following table represents the Company’s known contractual obligations at April 4, 2003.

Contractual Obligations	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	101	4	97	—	—
Operating lease obligations	1,940	753	1,132	55	—
Purchase obligations	2,878	1,478	1,400	—	—

Total	$4,919	$2,235	$2,629	$55	$—

As of April 4, 2003, the Company had a current ratio of 1.4:1, net working capital of $6.5 million and net equity of $29.6 million compared to January 3, 2003 when the Company’s current ratio was 1.5:1, its net working capital was $7.1 million, and its net equity was $30.6 million.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

In 2002, due to the Company’s recent history of losses, an increase to the valuation allowance was recorded as a non-cash charge to tax expense in the amount of $9.0 million. As a result, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet as of April 4, 2003. If in the future, the Company determines it will be able to utilize all or part of the deferred tax assets which have a valuation allowance of $18.6 million at April 4, 2003, we would reverse the valuation allowance, which would result in an income tax benefit.

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

We have a history of losses.

We have reported losses in each of the last three fiscal years and have an accumulated deficit of $41.7 million as of April 4, 2003. If losses from operations continue, they could adversely affect the market price for our common stock, and our ability to maintain existing financing and obtain new financing. Despite our restructuring efforts, there can be no assurance that we will receive the intended benefits from these changes or that we will be successful in restoring the profitability of the Company.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

PART II—OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: November 19, 2003	By:	/s/ JOHN BILY

John Bily Chief Financial Officer