Form 10-Q/A
period 2003-07-04
STAAR SURGICAL COMPANY
filed 2003-11-20
CIK 718937

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

EXPLANATORY NOTE

STAAR Surgical Company (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended July 4, 2003 (the “Report”) to restate its financial statements for the three and six months ended July 4, 2003 and June 28, 2002, as more fully discussed in Note 11 of the notes to the financial statements. This Amendment No. 1 corrects the Company’s second quarter financial statements to include accrued interest income on notes receivable of officers and directors.

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

STAAR SURGICAL COMPANY

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 4, 2003 Restated	January 3, 2003 Restated
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,414	$1,009
Accounts receivable, net	6,932	5,992
Inventories	11,874	11,761
Prepaids, deposits, and other current assets	2,436	2,813

Total current assets	29,656	21,575

Investment in joint venture	462	462
Property, plant and equipment, net	6,682	7,438
Patents and licenses, net	8,566	9,038
Goodwill	6,427	6,427
Other assets	173	280

Total assets	$51,966	$45,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,063	$5,845
Accounts payable	4,439	4,394
Other current liabilities	4,799	4,241

Total current liabilities	12,301	14,480

Other long-term liabilities	86	89

Total liabilities	12,387	14,569

Minority interest	162	100

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 30,000 shares authorized, issued and outstanding 18,228 and 16,962 shares	182	169
Additional paid-in capital	85,085	74,977
Accumulated other comprehensive income (loss)	21	(111)
Accumulated deficit	(42,916)	(40,789)

	42,372	34,246
Notes receivable from officers and directors	(2,955)	(3,695)

Total stockholders’ equity	39,417	30,551

Total liabilities and stockholders’ equity	$51,966	$45,220

Note:    The amounts presented in the January 3, 2003 balance sheet are derived from the restated audited financial statements for the year ended January 3, 2003. See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
	Restated	Restated	Restated	Restated
Sales	$12,950	$12,008	$25,729	$23,639
Royalty and other income	1	80	48	180

Total revenues	12,951	12,088	25,777	23,819
Cost of sales	5,895	6,064	11,742	12,083

Gross profit	7,056	6,024	14,035	11,736

Selling, general, and administrative expenses:
General and administrative	2,218	2,298	4,504	4,700
Marketing and selling	4,421	4,500	8,582	8,502
Research and development	1,374	977	2,551	2,053
Other charges	—	1,225	—	1,225

Total selling, general, and administrative expenses	8,013	9,000	15,637	16,480

Operating loss	(957)	(2,976)	(1,602)	(4,744)

Other income (expense):
Equity in operations of joint venture	(31)	(6)	75	6
Interest income	(41)	84	84	137
Interest expense	(63)	(166)	(206)	(293)
Other income (expense)	262	(422)	208	(445)

Total other income (expense)	127	(510)	161	(595)

Loss before income taxes and minority interest	(830)	(3,486)	(1,441)	(5,339)
Income tax expense (benefit)	315	304	644	(628)
Minority interest	24	54	42	95

Net loss	$(1,169)	$(3,844)	$(2,127)	$(4,806)

Basic and diluted net loss per share	$(.07)	$(.22)	$(.12)	$(.28)

Weighted average shares outstanding – Basic and diluted	17,289	17,163	17,148	17,161

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 4, 2003	June 28, 2002
	Restated	Restated
Cash flows from operating activities:
Net loss	$(2,127)	$(4,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	962	1,188
Amortization of intangibles	490	467
Loss on disposal of fixed assets	64	—
Equity in operations of joint venture	(76)	34
Stock-based compensation expense	172	127
Notes receivable reserve	(83)	—
Subsidiary closure charges	—	1,225
Other	(57)	(100)
Minority interest	62	(5)
Changes in working capital:
Accounts receivable	(940)	566
Inventories	(113)	1,546
Prepaids, deposits, and other current assets	377	(338)
Accounts payable	51	(348)
Other current liabilities	558	138

Net cash used in operating activities	(660)	(306)

Cash flows from investing activities:
Acquisition of property and equipment	(270)	(472)
Increase in patents and licenses	(18)	(74)
Decrease (increase) in other assets	107	(79)
Dividend received from joint venture	76	—
Proceeds from notes receivable and other	874	—

Net cash provided by (used in) investing activities	769	(625)

Cash flows from financing activities:
Decrease in borrowings under notes payable	(2,785)	(19)
Net proceeds from private placement	8,982	—
Proceeds from stock options	967	6

Net cash provided by (used in) financing activities	7,164	(13)

Effect of exchange rate changes on cash and cash equivalents	132	706

Increase (decrease) in cash and cash equivalents	7,405	(238)
Cash and cash equivalents, at the beginning of the period	1,009	853

Cash and cash equivalents, at the end of the period	$8,414	$615

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

The Company has restated its previously issued consolidated financial statements for the three and six months ended July 4, 2003 and June 28, 2002 to correct interest income on notes receivable from officers and directors on an accrual basis consistent with accounting principles generally accepted in the United States of America. The impact of the restatement on interest income and loss per share for the periods is as follows (in thousands):

	Three Months Ended July 4, 2003			Six Months Ended July 4, 2003
	Previously Reported	Inc (Dec)	Restated	Previously Reported	Inc (Dec)	Restated
Interest income	$12	$(53)	$(41)	$348	$(264)	$84
Loss per share	$(0.06)	$(0.01)	$(0.07)	$(0.11)	$(0.01)	$(0.12)

	Three Months Ended June 28, 2002			Six Months Ended June 28, 2002
	Previously Reported	Inc (Dec)	Restated	Previously Reported	Inc (Dec)	Restated
Interest income	$19	$65	$84	$37	$100	$137
Loss per share	$(0.23)	$0.01	$(0.22)	$(0.29)	$0.01	$(0.28)

There is no income tax effect of the restatement on earnings for the periods presented in 2003 and 2002 since the Company reported losses and did not record income tax benefits thereon.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the restatement on the consolidated balance sheet is as follows (in thousands):

	As Previously Reported July 4, 2003	As Revised July 4, 2003	As Previously Reported June 28, 2002	As Revised June 28, 2002
Prepaids, deposits, and other current assets (1)	$2,586	$2,436	$2,877	No Change
Deferred tax asset—non-current (2)	—	No Change	$3,982	$3,828
Accumulated deficit	$43,284	$42,916	$29,169	$28,817
Notes receivable from officers and directors	$2,438	$2,955	$3,308	$3,814

(1)	The revised consolidated balance sheet as of July 4, 2003 includes a reclass of $150,000 of accrued interest on officer’s notes from prepaids, deposits, and other current assets to notes receivable from officers and directors.

(2)	The revised consolidated balance sheet as of June 28, 2002 includes a reduction to the Company’s net deferred tax assets by $154,000 related to a decrease in net operating losses as a result of accrued interest income.

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

Pro forma net loss and loss per share for the three and six months ended July 4, 2003 and June 28, 2002, had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123, are as follows (in thousands, except per share data):

		Three Months Ended		Six Months Ended
		July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
		Restated	Restated	Restated	Restated
Net loss	As reported	$(1,169)	$(3,844)	$(2,127)	$(4,806)
Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(421)	(415)	(818)	(804)

Net loss	Pro forma	$(1,590)	$(4,259)	$(2,945)	$(5,610)

Loss per share:	Basic and diluted
As reported		$(0.07)	$(0.22)	$(0.12)	$(0.28)

Pro forma		$(0.09)	$(0.25)	$(0.17)	$(0.33)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Percentage of Total Revenues for Three Months		Percentage Change for Three Months	Percentage of Total Revenues for Six Months		Percentage Change for Six Months
	July 4, 2003	June 28, 2002	2003 vs. 2002	July 4, 2003	June 28, 2002	2003 vs. 2002
	Restated	Restated	Restated	Restated	Restated	Restated
Total revenues	100.0%	100.0%	7.1%	100.0%	100.0%	8.2%
Cost of sales	45.5	50.2	(2.8)	45.6	50.7	(2.8)

Gross profit	54.5	49.8	17.1	54.4	49.3	19.6

Costs and expenses:
General and administrative	17.2	19.0	(3.5)	17.5	19.8	(4.2)
Marketing and selling	34.1	37.2	(1.8)	33.3	35.7	0.9
Research and development	10.6	8.1	40.6	9.9	8.6	24.2
Other charges	—	10.1	(100.0)	—	5.1	(100.0)

Total costs and expenses	61.9	74.4	(11.0)	60.7	69.2	(5.1)

Operating loss	(7.4)	(24.6)	(67.8)	(6.3)	(19.9)	(66.2)
Other income (expense), net	1.0	(4.2)	—	0.6	(2.5)	—

Loss before income taxes	(6.4)	(28.8)	(76.2)	(5.6)	(22.4)	(73.0)
Income taxes	2.4	2.5	(3.6)	2.5	(2.6)	—
Minority interest	0.2	0.4	(56.6)	0.1	0.4	(56.0)

Net loss	(9.0)%	(31.7)%	(69.6)%	(8.3)%	(20.2)%	(55.7)%

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

Other Income (Expense)

Other income for the three and six months ended July 4, 2003 was $127,000 and $161,000, respectively, as compared to other expense of $510,000 and $595,000 for the three and six months ended June 28, 2002, respectively. The increase in other income for the quarter is the result of foreign currency transaction gains, decreased expense associated with legal settlements, and decreased interest expense as a result of lower borrowings. The increase in other income for the six months is the result of foreign currency transaction gains, decreased expense associated with legal settlements, increased income from the Company’s joint venture with Canon-STAAR, and increased interest income.

Income Taxes

The Company recorded income taxes for the three and six months ended July 4, 2003 of $315,000 and $644,000, respectively, based on the income of its German subsidiary. For the three and six months ended  June 28, 2002, the Company recorded income taxes (net benefit) of $304,000 and ($628,000), respectively. The income tax benefit of $932,000 was recorded based on legislation enacted March 9, 2002 (HR 3090), which enabled the Company to carryback portions of its federal 2000 and 2001 losses to 1996, 1997 and 1998.

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

Other current liabilities during the quarter ended July 4, 2003 increased $558,000 relative to January 3, 2003. The increase in other current liabilities is due to an increase in accrued salaries and wages and taxes payable.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

The following table represents the Company’s known contractual obligations at July 4, 2003 (in thousands).

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$3,063	$3,063	$—	$—	$—
Capital lease obligations	137	46	91	—	—
Operating lease obligations	2,303	412	1,602	289	—
Purchase obligations	2,263	863	1,400	—	—

Total	$7,766	$4,384	$3,093	$289	$—

As of July 4, 2003, the Company had a current ratio of 2.4:1, net working capital of $17.4 million and net equity of $39.4 million compared to January 3, 2003 when the Company’s current ratio was 1.5:1, its net working capital was $7.1 million, and its net equity was $30.6 million.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Critical Accounting Policies (continued)

In 2002, due to the Company’s recent history of losses, an increase to the valuation allowance was recorded as a non-cash charge to tax expense in the amount of $9.0 million. As a result, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet as of July 4, 2003. If in the future the Company determines it will be able to utilize all or part of the deferred tax assets, which have a valuation allowance of $18.6 million at July 4, 2003, we would reverse the valuation allowance, which would result in an income tax benefit.

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

We have a history of losses.

We have reported losses in each of the last three fiscal years and have an accumulated deficit of $42.9 million as of July 4, 2003. If losses from operations continue, they could adversely affect the market price for our common stock and our ability to obtain new financing. In June 2000, we began implementing a restructuring plan aimed at reducing costs and improving operating efficiency. In connection with this plan, we recognized pre-tax charges to earnings of $15.3 million, $7.8 million, and $1.5 million in fiscal 2000, 2001 and 2002. While the restructuring plan has generally improved our profit margins, we cannot be certain that we will succeed in restoring our profitability.

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