Form 10-K
period 2004-01-02
STAAR SURGICAL COMPANY
filed 2004-03-17
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2004

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

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 4, 2003, the last business day of the registrant’s most recently completed fiscal quarter, was approximately $268,684,410 based on the closing price per share of $14.80 of the registrant’s Common Stock on that date.

The number of shares outstanding of the registrant’s Common Stock as of March 15, 2004 was 18,409,590.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

ITEM 1.    BUSINESS

General

STAAR Surgical Company develops, manufactures and distributes worldwide products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with cataracts, refractive conditions, and glaucoma. Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise “we,” “us” or “the Company,” refers to STAAR Surgical Company and its consolidated subsidiaries.

Cataract Surgery.    Our main products are foldable silicone and Collamer® intraocular lenses (“IOLs”) used after minimally invasive small incision cataract extraction. Over the years, we have expanded our range of products for use in cataract surgery to include toric silicone IOLs to treat astigmatic abnormalities, STAARVISC™ II, a viscoelastic material, the STAAR SonicWAVE™ Phacoemulsification System, and Cruise Control, a disposable filter which allows for a significantly faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi pump technologies. Currently, the majority of our revenues are generated from these products.

Refractive Surgery.    In the area of refractive surgery, we have used our biocompatible Collamer material to develop and manufacture the Visian™ ICL (“ICL”) and the Visian™ TICL (“TICL”) to treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These disorders of vision affect a large proportion of the population. Unlike the intraocular lens (“IOL”), which replaces a cataract patient’s cloudy lens, these products are designed to work with the patient’s natural lens to correct refractive errors. The Company’s goal is to establish the custom made ICL and TICL as the next paradigm shift in refractive surgery, making the products the dominant revenue generators for the Company over the next four to five years.

The ICL has not yet been approved for use in the United States. On October 3, 2003, the U.S. Food and Drug Administration’s (“the FDA”) Ophthalmic Devices Panel recommended that, with certain conditions, the FDA approve the ICL for use in correcting myopia in the range of -3 to -15 diopters and reducing myopia in the range of -15 to -20 diopters. If approved, we believe that the ICL will have a significant market as an alternative to LASIK and other available refractive surgical procedures and will likely replace cataract surgery products as STAAR’s largest source of revenue. The ICL is approved for use in the countries comprising the European Union and in Korea and Canada. The TICL is in clinical trials in the United States, and is approved for use in the countries comprising the European Union.

Glaucoma Surgery.    We have also developed the AquaFlow™ Collagen Glaucoma Drainage Device (the “Aqua Flow Device”), as an alternative to current methods of treating open-angle glaucoma. The AquaFlow Device is implanted in the sclera (the white of the eye), using a minimally invasive procedure, for the purpose of reducing intraocular pressure.

Within each of these segments, we also sell other instruments, devices and equipment that we manufacture or that are manufactured by others in the ophthalmic industry. In general, these products complement STAAR’s proprietary product range and allow us to compete more effectively.

Strategy

Our overall mission is to develop, manufacture and market visual implants to improve outcomes for patients and make surgery simpler and safer for the physician. In pursuit of that mission we pioneered minimally invasive cataract surgery by introducing the folding intraocular lens and the cartridge delivery system. We have recently built on that success to enter the field of refractive surgery with the Visian ICL, which is available for the treatment of refractive errors in much of the world and currently under review by the FDA for use in the United States.

For the past three years, the strategic focus of our new management team, led by our CEO David Bailey, has been to strengthen and revitalize the Company. This was achieved through the execution of key strategies that included the following:

•	strengthening management at both the executive and Board levels;

•	developing corporate governance that is more responsive to stockholder interests;

•	improving cash flow;

•	reducing costs;

•	improving gross margins;

•	closing unprofitable facilities and consolidating manufacturing;

•	resolving several lingering lawsuits by determining the best reasonably achievable outcome and aggressively prosecuting or defending the cases, or settling, as appropriate; and

•	collecting on indebtedness to STAAR of former executive officers and directors.

With a strong foundation firmly in place as a result of those initiatives, the Company has shifted its focus to strategies designed to enhance future profitability of the Company and provide maximum stockholder value. Those strategies include the following:

Building our franchise in refractive implant surgery.    We have experienced steady growth in worldwide sales of our innovative refractive implant, the Visian ICL. We seek to build on our leadership in this technology to create a strong franchise for the Visian ICL, which we expect to account for an increasing portion of revenue in the future. To achieve this we will pursue the following goals:

•	FDA approval for the Visian ICL;

•	completion of the Visian Toric ICL clinical trial to lay the foundation for FDA approval;

•	approval for the Visian ICL and the Visian Toric ICL in new international markets;

•	gaining market share within the European Union.

Revitalizing our core cataract implant business.    We intend to rebuild U.S. market share for our cataract implants through the following steps:

•	increasing awareness among ophthalmologists of the advantages of our proprietary Collamer material as an alternative to either silicone or acrylic lenses;

•	improving the lens insertion technology for all of our cataract implants; and

•	expanding on our preloaded cartridge technology to make it available for all of our lenses and establishing it as the standard of care.

Improve regulatory compliance.    We are launching programs to reinforce regulatory compliance throughout our organization, and to put systems in place to ensure the highest standards of quality and medical and scientific integrity in our research and development, testing, production, reporting and commercialization of our implants. We have accelerated our efforts to meet these long-term goals in response to an FDA Warning Letter received on December 29, 2003, which identified deficiencies in our compliance with FDA Quality Systems Regulations, by undertaking the following actions:

•	engaging private consulting firms to audit systems and procedures throughout our organization and recommend both specific and comprehensive changes;

•	bifurcating the regulatory and compliance functions from the research and development functions to allow for more concentrated focus in each area and recruiting a new Vice President of Research and Development; and

•	recruiting additional staff with primary responsibility for regulatory compliance.

Increase our emphasis on marketing.    Like most medical device manufacturers, we have relied on a force of specialized sales representatives to introduce our products to ophthalmologists. We believe that we can increase the readiness of ophthalmologists to adopt our innovative products and undergo the training necessary to use them by branding and other centralized marketing initiatives. In particular, we believe that the Visian ICL, the Visian Toric ICL and Collamer have the potential to be valuable and recognized brands, and we intend to increase our efforts and expenditures to establish their brand identity.

Grow our glaucoma franchise.    We believe the AquaFlow device represents a safer and more effective glaucoma filtration surgery than conventional or laser procedures in more common use. We will continue our efforts to educate professionals about the potential advantages of AquaFlow technology and to build the base of surgeons trained to implant it.

Strengthen training.    We intend to strengthen our global training programs to provide a more ready pathway for introducing and gaining physician acceptance for our new products.

2003 Financial and Other Information Highlights

Among the significant events for STAAR in 2003 were the following:

•	We settled our employment dispute with Mr. Richard Leza, a former officer on February 27, 2003, and on April 24, 2003, a shareholder derivative suit filed against STAAR and certain named directors and officers in the state of Delaware was dismissed. These were the last of the significant litigation matters confronting us when current management began its tenure.

•	On June 11, 2003, we completed a private sale of 1,000,000 shares of the Company’s Common Stock at a price per share of $9.60. The sale yielded net proceeds to us of approximately $9,000,000, which was used to repay indebtedness and for working capital.

•	Applying some of the proceeds of the private sale of securities, we paid down approximately $2.9 million in notes payable and cancelled our line-of-credit with our domestic lender.

•	On October 3, 2003, the Ophthalmic Devices Panel of the Center for Devices and Radiological Health (“CDRH”) voted 8-3 to recommend that the Visian ICL be approved with conditions for use in correcting myopia in the range of -3 to -15 diopters and reducing myopia in the range of -15 to -20 diopters.

•	During the year, we integrated the phacoemulsification manufacturing and repair activities of our subsidiary, Circuit Tree Medical, into our Monrovia, California facility and wrote down approximately $2.1 million in associated net capitalized patent costs.

•	During the year, we collected $3.3 million in notes receivable from our former officers and directors and reversed $1.7 million in reserves against the notes.

•

On December 29, 2003, we received a Warning Letter from the FDA identifying deficiencies in our compliance with medical device regulations. Until the deficiencies are addressed to its satisfaction, the FDA will not grant final approval to the Visian ICL, and we may face FDA restrictions on our established domestic lines of business. We are taking immediate steps to remedy the deficiencies identified by the FDA and to improve systems and procedures throughout our organization to ensure we meet or exceed regulatory standards in the future.

•	Revenues for 2003 were $50.4 million, an increase of $2.2 million, or 5%, from 2002. Net loss for 2003 amounted to $8.4 million, or $.47 per share, compared to a net loss of $16.8 million, or $0.98 per share, reported in 2002. Significant operational matters that affected net earnings for 2002 included non-recurring charges totaling $1.5 million and a $9.0 million valuation allowance recorded against the Company’s deferred tax assets (partially offset by a tax benefit recorded for a carryback claim of approximately $1.0 million). Excluding the impact of these charges, the net loss for 2002 was $7.4 million or $0.43 per share.

Financial Information about Segments and Geographic Areas

The Company has expanded its marketing focus beyond the cataract surgery market to include the refractive surgery and glaucoma markets. However, during 2003 the cataract segment continued to account for the majority of the Company’s revenues and, thus, the Company operates as one business segment for financial reporting purposes. See Note 15 to the Consolidated Financial Statements for financial information about product lines and operations in geographic areas.

Background

The human eye is a specialized sensory organ capable of receiving visual images that are transmitted to the visual center in the brain. The main parts of the eye are the cornea, the iris, the lens, the retina, and the trabecular meshwork. The cornea is the clear window in the front of the eye through which light first passes. The iris is a muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The lens is a clear structure located behind the iris that changes shape to better focus light to the retina, located in the back of the eye. The retina is a layer of nerve tissue consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The anterior chamber of the eye, located in front of the iris, is filled with a watery fluid called the aqueous humour, while the portion of the eye behind the lens is filled with a jelly-like material called the vitreous humour. The trabecular meshwork, a drainage channel located between the iris and the surrounding white portion of the eye, maintains a normal pressure in the anterior chamber of the eye by draining excess aqueous humour.

The eye can be affected by common visual disorders, disease or trauma. The most prevalent ocular disorders or diseases are cataracts and glaucoma. Cataract formation is generally an age related situation that involves the hardening and loss of transparency of the natural crystalline lens, impairing visual acuity.

Glaucoma is a progressive ocular disease that manifests itself through increased intraocular pressure. This, in turn, may result in damage to the optic disc and a decrease of the visual field. Untreated, progressive glaucoma may result in blindness.

Refractive disorders include myopia, hyperopia, astigmatism and presbyopia. Myopia and hyperopia are caused by either overly curved or flat corneas which result in improper focusing of light on the retina. They are also known as near-sightedness and far-sightedness, respectively. Astigmatism is characterized by an irregularly shaped cornea resulting in blurred vision. Presbyopia is an age related condition caused by the loss of elasticity of the natural crystalline lens, reducing the eye’s ability to accommodate or adjust for varying distances.

Principal Products

Our products are designed to:

•	Improve patient outcomes,

•	Minimize patient risk and discomfort, and

•	Simplify ophthalmic procedures or post-operative care for the surgeon and the patient.

Intraocular Lenses (IOLs) and Related Cataract Treatment Products.    We produce and market a line of foldable IOLs for use in minimally invasive cataract surgical procedures. Our IOLs can be folded or otherwise deformed, and therefore can be implanted into the eye through an incision as small as 2.8 mm. Once inserted, the IOL unfolds naturally into the capsular bag that previously held the cataractous lens.

Our foldable IOLs are manufactured from both our proprietary Collamer material and silicone. Both materials are offered in two differently configured styles, the single-piece plate haptic design and the three-piece design where the optic is combined with polyimide loop haptics. The selection of one style over the other is primarily based on the preference of the ophthalmologist. Sales of foldable IOLs accounted for approximately 61% of our total revenues for the 2003 fiscal year, 64% of total revenues for the 2002 fiscal year and approximately 71% of total revenues for the 2001 fiscal year.

We have developed and currently market globally the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for patients with pre-existing astigmatism. The Toric IOL is the only IOL that has FDA approval to include in its labeling that it improves uncorrected visual acuity. The Toric IOL is the first refractive product we offered in the U.S., and is a significant addition to our line of cataract products. In May 2000, the Centers for Medicare and Medicaid (“CMS”), granted our application to have the Toric IOL designated as a “new technology”. This designation allows ambulatory surgical centers to receive an additional $50 per lens above the standard Medicare reimbursement rate through May 2005.

As part of our approach to providing complementary products for use in minimally invasive cataract surgery, we also market STAARVISC II, a viscoelastic material, the STAAR SonicWAVE Phacoemulsification System, and Cruise Control, a disposable filter which allows for a significantly faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi pump technologies. We also sell other related instruments, devices, surgical packs and equipment that we manufacture or that are manufactured by others in the ophthalmic industry.

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

Refractive Correction—Visian ICL™ (ICLs).    ICLs are phakic IOLs lenses implanted into the eye in order to correct refractive disorders such as myopia, hyperopia and astigmatism. The ICL is capable of correcting a wide range of refractive disorders from low to severe conditions.

The ICL is folded and implanted into the eye behind the iris and in front of the natural lens using minimally invasive surgical techniques similar to implanting an IOL during cataract surgery, except that the human lens is not removed. The surgical procedure to implant the ICL is typically performed with topical anesthesia on an outpatient basis. Visual recovery is within one to 24 hours.

We believe the ICL will complement current refractive technologies and allow refractive surgeons to expand their treatment range and customer base.

The ICL for myopia received the CE Mark in August 1997 allowing the Company to sell the product in each of the countries comprising the European Union (EU). Approvals for Canada were received in July 2001 and Korea in April 2002. The Company has submitted for approval in Taiwan and Australia and those files are pending. The CANON-STAAR Company, Inc., our joint venture in Japan, began clinical trials for the ICL in the second quarter of 2003. In the United States, the Food and Drug Administration’s Ophthalmic Devices Panel recommended in October 2003 that the Company’s ICL be approved with conditions for the correction of myopia in the range of -3.0 to -15.0 diopters and for the reduction of myopia from -15.0 to -20.0 diopters. However, there can be no assurance that the FDA will follow the recommendations of the Ophthalmic Devices Panel.

The Toric ICL received the CE Mark in November 2002 and submissions are currently pending in Canada and Korea. The Company initiated clinical trials in the United States in Q3 2002 and completed enrollment in February 2004. The toric IDE cohort consists of 125 patients with myopia in the range of -3.0D to -20.0D and astigmatism in the range of +1.0D to +4.0D. A one year post-operative follow up of each patient is required.

The Hyperopic ICL received the CE Mark in August 1997, is approved for sale in Canada, and is currently in clinical trials in the United States.

Sources and Availability of Raw Materials

The Company uses a wide range of raw materials in the production of our products. Most of the raw materials and components are purchased from external suppliers. Some of our raw materials are single-sourced due to regulatory constraints, cost effectiveness, availability, and quality and vendor reliability issues. Many of our components are standard parts and are available from a variety of sources although we do not typically pursue regulatory and quality certification of multiple sources of supply. With the exception of our silicone material, we do not believe that the loss of any existing external supply source would have material adverse effect on us.

The proprietary collagen-based raw material used to manufacture our IOLs, ICLs and the AquaFlow Device is internally sole-sourced from one of our facilities in California. If the supply of these collagen-based raw materials is disrupted we know of no alternative supplier, and therefore, any such disruption could result in our inability to manufacture the products and would have a material adverse effect on the Company.

Patents, Trademarks and Licenses

We strive to protect our investment in the research, development, manufacturing and marketing of our products through the use of patents, licenses, trademarks, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business. As of January 2, 2004, we owned approximately 76 United States and foreign patents and had approximately 73 patent applications pending.

We believe that our patents are important to our business. Of significant importance to the Company are the patents, licenses, and technology rights surrounding our Visian ICL (“ICL”) and Collamer material. In 1996, we were granted an exclusive royalty bearing license to manufacture, use, and sell ICLs in the United States, Europe, Latin America, Africa, and Asia using the uniquely biocompatible Collamer material. The Collamer material is also used in certain of our IOLs. We have also acquired or applied for various patents and licenses related to our Aqua Flow Device, our phacoemulsification system, our insertion devices, and other technologies of the Company.

Patents for individual products extend for varying periods of time according to the date a patent application is filed or a patent is granted and the term of patent protection available in the jurisdiction granting the patent. The scope of protection provided by a patent can vary significantly from country to country.

Our strategy is to develop patent portfolios for our research and development projects in order to obtain market exclusivity for our products in our major markets. Although the expiration of a patent for a product normally results in the loss of market exclusivity, we may continue to derive commercial benefits from these products. We routinely monitor the activities of our competitors and other third parties with respect to their use of intellectual property, including considering whether or not to assert our patents where we believe they are being infringed.

Worldwide, all of our major products are sold under trademarks we consider to be important to our business. The scope and duration of trademark protection varies widely throughout the world. In some countries, trademark protection continues only as long as the mark is used. Other countries require registration of trademarks and the payment of registration fees. Trademark registrations are generally for fixed but renewable terms.

Confidentiality Arrangements.    We protect our proprietary technology, in part, through confidentiality and nondisclosure agreements with employees, consultants and other parties. Our confidentiality agreements with employees and consultants generally contain standard provisions requiring those individuals to assign to STAAR, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by STAAR, subject to customary exceptions.

Seasonality

We experience some seasonality in demand for our products with sales in the third quarter generally being the lowest due to the impact of summer vacations on elective surgeries.

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

We maintain direct distribution in the United States, Canada, Germany and Australia. Sales efforts in Germany and Australia are primarily supported through a direct sales force. Sales efforts in the United States and Canada are primarily supported through a network of independent manufacturers’ representatives. The representatives are compensated through the payment of commissions based on sales and may represent manufacturers other than STAAR, although not in competing products. In all other countries where we do business, we sell through independent distributors.

We support the sales efforts of our agents, employees and distributors through the activities of our internal marketing departments. Sales efforts are supplemented through the use of promotional materials, educational courses, speakers programs, participation in trade shows and technical presentations.

The dollar amount of the Company’s backlog orders is not significant in relation to total annual sales. The Company generally keeps sufficient inventory on hand to ship product when ordered.

Competitive Conditions

Competition in the ophthalmic medical device field is intense and characterized by extensive research and development and rapid technological change. Development by competitors of new or improved products, processes or technologies may make our products obsolete or less competitive. We will be required to devote continued efforts and significant financial resources to enhance our existing products and to develop new products for the ophthalmic industry.

We believe our primary competition in the development and sale of products used to surgically correct cataracts, namely foldable IOLs and phacoemulsification machines, includes Alcon, Advanced Medical Optics (“AMO”), and Bausch & Lomb. These competitors have been established for longer periods of time than we have and have significantly greater resources than we have, including greater name recognition, larger sales operations and greater ability to finance research and development and proceedings for regulatory approval.

Our primary competition in the development and sale of products used to treat glaucoma is from pharmaceutical companies, primarily because drug therapy is, and for years has been, the accepted treatment for glaucoma. The portion of this market held by medical devices used to treat glaucoma is insignificant at present. We believe that Merck & Company, Inc., Pfizer, Novartis, Alcon, Allergan and Bausch & Lomb are the largest providers of drugs used to treat glaucoma. There are also other devices under development by others to be used in conjunction with a non-penetrating deep sclerectomy for the surgical management of glaucoma.

Our ICL will face significant competition in the marketplace from products that improve or correct refractive conditions, such as corrective eyeglasses and external contact lenses, and particularly from providers of conventional and laser refractive surgical procedures. These are products long established in the marketplace and familiar to patients in need of refractive correction. Furthermore, corrective eyeglasses and external contact lenses are more easily obtained, in that a prescription is usually written following a routine eye examination in a doctor’s office, without admitting the patient to a hospital or surgery center. We believe that the following providers of laser surgical procedures comprise our primary competition in the marketplace for patients requiring refractive corrections: Alcon, Bausch & Lomb, VISX, Nidek and Wave Light all market Excimer lasers for corneal refractive surgery. Approval of custom ablation, along with the addition of wavefront technology, has increased awareness of corneal refractive surgery by patients and practitioners. Conductive Keratoplasty (CK) by Refractec competes for the hyperopic market for +1.0 to +3.0 diopters. In the phakic IOL market, the ICL faces the Ophtec Verisyse or Artisan IOL (to be distributed in the United States by AMO), CIBA Vision’s PRL manufactured by Medennium, as well as phakic IOLs under investigation by Ophthalmic Innovations International, Tekia, Inc., Alcon, Inc., and ThinOptX.

Regulatory Requirements

Our products are subject to regulatory approval in the United States and in foreign countries. The following discussion outlines the various kinds of reviews to which our products or production facilities may be subject.

Clinical Regulatory Requirements in the United States.    Under the federal Food, Drug & Cosmetic Act as amended by the Food and Drug Administration Modernization Act of 1997 (“the Act”), the FDA has the authority to adopt regulations that:

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

Most of our products are “medical devices intended for human use” within the meaning of the Act and, therefore, are subject to FDA regulation.

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

Our IOLs and ICLs are Class III devices, our AquaFlow Devices, phacoemulsification equipment, ultrasonic cutting tips and surgical packs are Class II devices, and our lens injectors are Class I devices. We have received FDA pre-market approval for our IOLs (including the Toric and the Collamer IOLs) and AquaFlow Device and FDA 510(k) clearance for our phacoemulsification equipment, lens injectors, and ultrasonic cutting tips.

As a manufacturer of medical devices, our manufacturing processes and facilities are subject to continuing review by the FDA and various state agencies to ensure compliance with good manufacturing practices. These agencies inspect our facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. In 2003, during a series of such inspections, the FDA issued a warning letter to us relating to the reporting of adverse events and alleged violations of FDA’s Quality System Regulations. We met with the FDA to discuss the issues and are actively working on resolving them. Until these issues are resolved, the ICL cannot be granted approval for sale in the U.S. market. Resolving these issues in a timely manner is also critical to the ongoing commercialization of existing, approved products.

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

Clinical Regulatory Requirements In Foreign Countries.    There is a wide variation in the approval or clearance requirements necessary to market medical products in foreign countries. The requirements range from minimal requirements to a level comparable to the FDA. For example, many countries in South America have minimal regulatory requirements, while many developed countries, such as Japan, have requirements at least as stringent as those of the FDA. Foreign governments do not always accept FDA approval as a substitute for their own approval or clearance procedures.

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

Research and Development

We are focused on furthering technological advancements in the ophthalmic products industry through continuous innovative development of ophthalmic products and materials and related surgical techniques. We maintain an active internal research and development program which activities includes research and development, clinical, and regulatory affairs and is comprised of 29 employees. In order to achieve its business objectives, we will continue to increase the investment in research and development. In line with this goal, we recently announced the appointment of a new Vice President of Research and Development. Further reorganization is underway to ensure that our goal of effective and timely delivery becomes a reality within the 2004 timeframe. Over the past year, we have principally focused our research and development efforts on:

•	bringing the Visian ICL to FDA Panel for approval,

•	improving insertion and delivery systems for our foldable products,

•	improving manufacturing systems and procedures for all products to reduce manufacturing costs resulting in yield increases for Collamer products,

•	U.S. clinical evaluation of the Visian Toric ICL, and

•	developing products and extending foreign registrations for the refractive market.

Research and development expenses were approximately $5,120,000, $4,016,000, and $3,800,000 for our 2003, 2002 and 2001 fiscal years, respectively.

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

Employees

As of February 27, 2004, we employed approximately 258 persons.

Additional Information

The Company makes available free of charge through our website, www.staar.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”).

The public may read any of the items we file with the SEC at the SEC’s Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.    PROPERTIES

Our operations are conducted in leased facilities throughout the world. Our executive offices, manufacturing, warehouse and distribution, and primary research facilities are located in Monrovia, California. STAAR Surgical AG maintains office, manufacturing, and warehouse and distribution facilities in Nidau, Switzerland. The Company has one additional facility in Aliso Viejo, California for raw material production and research and development activities. The Company leases additional sales and distribution facilities in Germany and Australia. We believe our manufacturing facilities in the U.S. and Switzerland are suitable and adequate for our current and future planned requirements because manufacturing currently runs only one shift and the Company could increase capacity by adding additional shifts at our existing facilities. However, the Company is at capacity in the U.S. and Switzerland in the areas of distribution and administration. The Company would require additional space to support growth in those areas, although this is not anticipated for 2004.

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended January 2, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation System National Market under the symbol “STAA.” The following table sets forth the reported high and low bid prices of the Common Stock as reported by NASDAQ for the calendar periods indicated:

Period	High	Low
2004
First Quarter (through March 15, 2004)	$11.260	$7.420
2003
Fourth Quarter	$12.000	$8.360
Third Quarter	15.440	9.750
Second Quarter	15.250	5.050
First Quarter	6.550	3.050
2002
Fourth Quarter	$4.580	$2.100
Third Quarter	4.200	1.710
Second Quarter	6.020	3.750
First Quarter	5.440	3.500

On March 15, 2004, the closing price of the Company’s Common Stock was $7.82. Stockholders are urged to obtain current market quotations for the Common Stock.

As of March 15, 2004, there were approximately 565 record holders of our Common Stock.

We have not paid any cash dividends on our Common Stock since our inception. We currently expect to retain any earnings for use to further develop our business and not to declare cash dividends on our Common Stock in the foreseeable future. The declaration and payment of any such dividends in the future depends upon the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors and may be restricted by future agreements with lenders.

As of March 15, 2004, options to purchase 2,640,845 shares of Common Stock were exercisable.

Recent Sales of Unregistered Securites

On June 11, 2003, the Company sold 1,000,000 shares of Common Stock at a price per share of $9.60. The Company sold the shares of Common Stock directly, without the services of an underwriter, in a private placement made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. The purchasers were all “accredited investors” within the meaning of Regulation D. The Company received proceeds, net of placement agent fees and other expenses, of approximately $8,948,000.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended January 2, 2004, January 3, 2003, December 28, 2001, December 29, 2000, and December 31, 1999. The selected consolidated statement of income data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at January 2, 2004 and January 3, 2003, are derived from the consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this Annual Report. The selected consolidated statement of income data set forth below for each of the two fiscal years in the periods ended December 29, 2000, and December 31, 1999, and the consolidated balance sheet data set forth below at December 28, 2001, December 29, 2000, and December 31, 1999 are derived from the Company’s audited consolidated financial statements not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, and the Notes thereto, included elsewhere in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended (In thousands except per share data)
	January 2, 2004	January 3, 2003	December 28, 2001	December 29, 2000	December 31, 1999
Statement of Operations
Sales	$50,409	$47,880	$50,237	$53,986	$58,955
Royalty and other income	49	368	549	448	253

Total revenues	50,458	48,248	50,786	54,434	59,208
Cost of sales	22,621	24,099	28,203	26,329	22,935

Gross profit	27,837	24,149	22,583	28,105	36,273

Selling, general and administrative expenses
General and administrative	9,343	8,959	8,746	8,593	7,939
Marketing and selling	19,509	16,833	20,043	21,254	19,879
Research and development	5,120	4,016	3,800	4,215	4,338
Other charges	390	1,454	7,780	15,276	—

Total selling, general and administrative expenses	34,362	31,262	40,369	49,338	32,156

Operating income (loss)	(6,525)	(7,113)	(17,786)	(21,233)	4,117

Total other expense, net	(637)	(785)	(724)	(4,630)	(463)

Income (loss) before income taxes and minority interest	(7,162)	(7,898)	(18,510)	(25,863)	3,654
Income tax provision (benefit)	1,127	8,805	(3,649)	(6,758)	945
Minority interest	68	75	139	87	419

Net income (loss)	$(8,357)	$(16,778)	$(15,000)	$(19,192)	$2,290

Basic net income (loss) per share	$(0.47)	$(0.98)	$(0.88)	$(1.25)	$0.16
Diluted net income (loss) per share	$(0.47)	$(0.98)	$(0.88)	$(1.25)	$0.16
Weighted average number of basic shares	17,704	17,142	17,003	15,378	14,157
Weighted average number of diluted shares	17,704	17,142	17,003	15,378	14,756

Balance Sheet Data
Working capital	$15,883	$7,095	$16,780	$24,153	$28,037
Total assets	47,219	45,220	64,650	79,745	85,008
Notes payable and current portion of long-term debt	2,950	5,845	8,216	7,944	2,691
Long-term debt	—	—	—	—	13,673
Stockholders’ equity	$35,219	$30,551	$46,142	$58,060	$52,100

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

Overview

STAAR Surgical Company develops, manufactures and distributes worldwide products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with refractive conditions, cataracts and glaucoma. We have manufacturing and distribution facilities in the U.S. and Switzerland and sell our products in 35 countries. During 2003, the cataract segment continued to account for the majority of the Company’s revenues and, thus, the Company operates as one business segment. See Note 15 to the Condensed Consolidated Financial Statements.

For 2003 Financial and Other Information Highlights, see Part I, Item 1 - Business.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s income statement for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total Revenues			Percentage Change
	January 2, 2004	January 3, 2003	December 28, 2001	2003 vs. 2002	2002 vs. 2001
Total revenues	100.0%	100.0%	100.0%	(4.6)%	(5.0)%
Cost of sales	44.8%	49.9%	55.5%	(6.1)%	(14.6)%
Gross profit	55.2%	50.1%	44.5%	15.3%	6.9%
Costs and expenses:
General and administrative	18.5%	18.6%	17.2%	4.3%	2.4%
Marketing and selling	38.7%	34.9%	39.5%	15.9%	(16.0)%
Research and development	10.1%	8.3%	7.5%	27.5%	5.7%
Other charges	0.8%	3.0%	15.3%	(73.2)%	(81.3)%
Total costs and expenses	68.1%	64.8%	79.5%	9.9%	(22.6)%
Operating loss	(12.9)%	(14.7)%	(35.0)%	(8.3)%	(60.0)%
Other expense, net	(1.3)%	(1.7)%	(1.4)%	(18.9)%	8.4%
Loss before income taxes	(14.2)%	(16.4)%	(36.4)%	(9.3)%	57.3%
Income tax provision (benefit)	2.2%	18.2%	(7.2)%	(87.2)%	341.5%
Minority interest	0.1%	0.2%	0.3%	(9.3)%	(46.0)%
Net loss	(16.5)%	(34.8)%	(29.5)%	(50.2)%	11.9%

2003 Fiscal Year Compared to 2002 Fiscal Year

Revenues.    Revenues for the year ended January 2, 2004 increased over the year ended January 3, 2003 by 4.6% or $2,210,000 due to the favorable impact of foreign exchange on sales of other ophthalmic products distributed in international markets. Excluding the favorable impact of foreign exchange, sales decreased 2%. The decrease in sales is due primarily to a decrease in unit volume of the Company’s single and three-piece silicone IOL, primarily in the U.S. market, due to a decline in competitiveness of the Company’s lens delivery systems and believed contraction of this market segment. The decrease in sales of silicone IOLs was partially offset by increased sales in the U.S. of Collamer IOLs (28% increase in volume partially offset by a 6% decrease in average selling price “ASP”). As a result of the decreased silicone IOL sales in the U.S., overall sales in that market declined 3%. Sales of the AquaFlow device decreased 19% (15% decrease in volume and a 5% decrease in ASP) over 2002. This sales decrease was also realized in the U.S. and was the result of sales and marketing resources which have been diverted from AquaFlow proctoring and training to surgical evaluations of silicone lens injection systems and preparation for possible FDA approval of the ICL.

The decreases in single and three-piece silicone IOL and Aquaflow sales were further offset by increased sales of ICLs, Toric IOLs, STAARVisc, and Cruise Control. Sales of ICLs in international markets increased 31% due to a 26% increase in units and a 4% increase in ASP. Sales of STAARVisc increased 17% on a 25% increase in volume partially offset by a 7% decrease in ASP. Sales of Toric IOLs increased 3% due to a 10% increase in volume partially offset by a 6% decline in ASP. Sales in international markets decreased 2% (excluding the impact of exchange) due to a decrease in equipment sales in Australia.

Gross profit.    Gross profit for the year ended January 2, 2004 was 55.2% of revenues compared to the year ended January 3, 2003 when it was 50.1% of revenues. The improvement in gross profit margin is the result of successfully increasing standard margins across all of our primary product lines through reduced cost structures resulting from better yields, efficiencies and volume, and reducing other costs of sales through better management of excess and obsolete inventories. Additionally, the Company streamlined its phacoemulsification manufacturing and repair division, during the year, resulting in lower costs and improved gross profit for this product line.

Marketing and selling expenses.    Marketing and selling expenses for the year ended January 2, 2004 increased $2.7 million or 16% over 2002. Marketing and selling expense in the U.S. increased by $1.7 million as a result of marketing and promotional costs which increased, as planned, in preparation for the launch of the ICL and increased headcount and associated recruiting costs in preparation for launch of the ICL in the U.S., the addition of direct sales representatives for a newly established Pacific Northwest Region, increased travel expenses and increased salaries. Marketing and selling expense increased internationally by $1.0 million primarily due to the unfavorable impact of exchange rates partially offset by reduced expenses of subsidiaries which were closed in 2002 and 2003.

Other charges.    Other charges for the year ended January 2, 2004 were $390,000 compared to the year ended January 3, 2003 when they were $1.5 million. The charges in 2003 related to the write-down of $2.1 million (net book value) in capitalized patent costs in connection with the Company’s routine evaluation of such costs in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”)—“Accounting for the Impairment of Long-Lived Assets.” The write-down related to patents acquired in 1999 in the purchase of the Company’s majority interest in Circuit Tree Medical, a developer and manufacturer of phacoemulsification equipment, whose ongoing operations were moved to the Company’s Monrovia, CA facility. The $2.1 million charge was partially offset by the reversal of $1.7 million of reserves against former officer’s notes which were paid during the year.

Other expense, net.    Other expense for the year ended January 2, 2004 decreased $148,000 over the year ended January 3, 2003. The decreased expense is due to decreased interest expense and foreign exchange losses partially offset by decreased interest income from officer’s notes that were paid in full and a $430,000 reserve on a note receivable the Company recorded during the year.

Income taxes.    Income taxes for the year ended January 2, 2004 decreased $7.7 million over the year ended January 3, 2003. The high provision for income taxes in 2002 was the result of a valuation allowance of $9.0 million recorded against the Company’s deferred tax assets, partially offset by an income tax benefit of approximately $1.0 million related to a federal carryback claim filed in 2002. The tax refund from the carryback claim was received in 2003.

In 1995, a subsidiary of the Company obtained retroactively to 1993, a ten-year tax holiday for the payment of federal, cantonal and municipal income taxes in Switzerland. As such, Swiss income taxes were not due on the operations of this subsidiary for the ten year period that ended on December 31, 2002. For 2003, as the tax holiday from Swiss taxes has expired, the appropriate federal, cantonal and municipal income taxes have been included in the foreign tax provision.

Negotiations to extend the Swiss tax holiday are ongoing. The Swiss tax authorities are considering granting an extension of the tax holiday with respect to “new” products including the ICLs, the Toric ICLs and the AquaFlow product line. If the tax holiday is granted, it could be applicable retrospectively to 2003, although this is not certain.

2002 Fiscal Year Compared to 2001 Fiscal Year

Revenues.    Revenues for the year ended January 3, 2003 decreased over the year ended December 28, 2001 by 5.0% or $2,538,000. The decrease in revenues was due primarily to a 14% decrease in IOL sales primarily in the United States. Approximately 66% of the decrease in IOL sales was the result of a decline in unit volume and 34% of the decrease was the result of a decline in ASP. The decrease in IOL sales was partially offset by an 11% increase in sales in international markets of distributed products and a 33% increase in ICL sales. Unit volume of ICLs increased 34%, partially offset by a 1% decline in ASP. Sales of STAARVisc increased 205% on increased volume and Aquaflow sales increased 54% on increased volume and ASP.

Gross profit.    Gross profit for the year ended January 3, 2003 was 50.1% of revenues compared to the year ended December 28, 2001 when it was 44.5% of revenues (including other charges of $5.6 million related to inventory write-offs primarily as the result of voluntary product recalls). Excluding the other charges, gross profit for the year ended December 28, 2001 was 57.0%. The lower gross profit for the current year compared to the previous year (excluding other charges) is due to the high unit costs of IOL inventory manufactured in 2001 during a period of low production volumes. Gross profit for 2002 was also impacted by a shift in product mix from IOLs with a higher gross profit margin to equipment and other distributed product with a lower gross profit margin. Gross profit margin has improved sequentially each quarter since the second quarter of 2002.

Marketing and selling expenses.    Marketing and selling expenses for the year ended January 3, 2003 were 34.9% of revenues compared to 39.5% of revenues for the year ended December 28, 2001. In terms of dollars, marketing and selling expenses for 2002 decreased $3.2 million or 16.0% over 2001 due to cost containment measures which have reduced overall spending in the U.S. and the approximate $1.6 million in cost savings the Company has realized as a result of subsidiary closures in 2001.

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

Other expense, net.    Other expense, net for the year ended January 3, 2003 increased $61,000 over the year ended December 28, 2001. This increase was due to increased interest income due to prior year notes receivable reserves and write-off of previous interest, offset by decreased income from the Company’s joint venture with CANON-STAAR Company, Inc., and increased foreign exchange losses.

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

Liquidity and Capital Resources

The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, the private placement of Common Stock, the repayment of former officer’s notes, and the exercise of stock options.

Net cash provided by (used in) operating activities was ($4.1) million, $0.6 million, and ($2.5) million for fiscal 2003, 2002, and 2001, respectively. For fiscal 2003, cash used in operations was the result of net loss, adjusted for depreciation, amortization, the write-off of patents, and other non-cash charges. For fiscal 2002, cash provided by operations was the result of net loss, adjusted for depreciation, amortization, deferred income taxes, and other non-cash charges, and decreases in working capital—primarily accounts receivable, inventory, and accounts payable. For fiscal 2001, cash used in operations was net loss, adjusted for depreciation, amortization, deferred income taxes, and non-cash restructuring and inventory write-downs.

Accounts receivable was $5.5 million in 2003, $6.0 million in 2002, and $7.5 million in 2001. The decrease in accounts receivable is due to lower sales and increased collection efforts. Day’s sales outstanding (“DSO”) improved from 54 days in 2001 to 45 days in 2002 and 39 days in 2003. The Company does not believe that the trend of lower DSO will continue in 2004 below the 39 days realized in 2003.

Inventory at year-end 2003, 2002, and 2001 was $12.8 million, $11.8 million, and $15.2 million, respectively. Day’s inventory on hand decreased from 195 days in 2001 to 176 days in 2002, and increased to 204 days in 2003. Decreased inventory in 2001 totaling $5.6 million, was primarily the result of write-offs of excess and obsolete inventory and inventory related to voluntary product recalls. The decrease in inventory in 2001 was partially offset by higher cost inventory that was produced during the year as a result of decreased production volume. This high cost inventory was sold during 2002 and replaced with lower cost inventory resulting in an overall decrease in inventory at the end of 2002 of $3.5 million over 2001. Inventory at the end of 2003 increased $1.0 million over 2002 levels due to the build-up of ICL inventory in preparation of the launch of the product in the U.S. and increased collamer IOL inventory based on increased demand for the product. The Company expects that for 2004, the value of its inventory will increase to approximately $15.5 million.

Accounts payable at year-end 2003, 2002, and 2001 was $4.7 million, $4.4 million, and $5.6 million, respectively. The increase in 2003 was the result of increased marketing expenses related to the anticipated launch of the ICL in the U.S. The decrease in 2001 was the result of companywide cost savings measures implemented during that year. The benefits of those cost savings measures continued into 2002.

Net cash provided by (used in) investing activities was approximately $2,151,000, ($406,000), and ($705,000) for fiscal 2003, 2002, and 2001, respectively. Proceeds from the payment of notes of former officers were the primary source of cash provided by investing activities in 2003. The principal investments of the Company are in property and equipment. Investments in property and equipment were $1.3 million, $874,000, and $1.2 million for fiscal 2003, 2002, and 2001, respectively. The investments are generally made to upgrade and improve existing production equipment and processes. The Company expects to spend approximately $1.3 million on property and equipment in 2004.

Net cash provided by (used in) financing activities were approximately $7,589,000, ($592,000), and ($1.7 million) for fiscal 2003, 2002, and 2001, respectively. The increase in 2003 of cash provided by financing activities is primarily the result of net proceeds of $8.9 million from a private placement of the Company’s Common Stock and $1.6 million received from the exercise of stock options. The Company used approximately $2.1 million of the proceeds to pay off the note to its domestic lender and $812,000 to pay down other notes payable. In 2002, the Company used $592,000 in cash to pay down notes payable and in 2001 cash used in financing activities was primarily the result of $2.0 million in cash which was restricted pursuant to the renegotiated terms of the Company’s domestic line of credit.

The Company has two foreign credit facilities with different banks to support operations in Switzerland and Germany. The Swiss credit agreement, which provides for borrowings of up to 4.0 million Swiss Francs “CHF”

(approximately $3.2 million based on the rate of exchange on January 2, 2004), permits either fixed-term or current advances. The interest rate on current advances is 6.0% and 6.5% per annum at January 2, 2004 and January 3, 2003, respectively, plus a commission rate of .25% payable quarterly. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin (4.2% and 4.6% at January 2, 2004 and January 3, 2003). Borrowings outstanding under the note were CHF 3.7 million (approximately $3.0 million based on the rate of exchange at January 2, 2004) and CHF 5.0 million (approximately $3.0 million based on the rate of exchange on January 3, 2003). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which require the maintenance of a minimum level of equity of at least CHF 15 million (approximately $12.1 million based on the exchange rate on January 2, 2004), prevents the subsidiary from entering into other secured obligations or guaranteeing the obligations of others. The agreement also prohibits repayment of loans made by the Company to the subsidiary without the prior consent of the lender. This financial covenant was not met as of January 2, 2004 and the bank has waived such non-compliance.

The Swiss credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.4 million based on the exchange rate on January 2, 2004) and does not have a termination date; Part B provides for borrowings of up to CHF 1.0 million ($0.8 million based on the exchange rate on January 2, 2004). The loan amount under Part B of the agreement reduces by CHF 250,000 ($200,000 based on the exchange rate on January 2, 2004) semi-annually beginning June 30, 2002.

The German credit agreement, entered into during fiscal year 2003, provides for borrowings of up to 210,000 EUR ($263,000 at the rate of exchange on January 2, 2004), at a rate of 8.5% per annum is scheduled to mature in November 2004. The agreement prohibits the subsidiary from paying dividends and is personally guaranteed by the president of the Company’s German subsidiary. This agreement replaced a previous credit agreement with another German bank that provided for borrowings during fiscal year 2002 of up to 200,000 EUR ($207,000 at the exchange rate on January 3, 2003), and carried interest at a rate of 8.5%. There were no borrowings outstanding under either agreement at January 2, 2004 or January 3, 2003.

The following table represents the Company’s known contractual obligations included in the Company’s balance sheet as of January 2, 2004.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Notes Payable	$2,950	$2,950	$—	$—	$—
Capital Lease Obligations	90	61	29	—	—
Operating Lease Obligations	2,972	1,218	1,743	11	—
Purchase Obligations	1,866	1,066	800	—	—

Total	$7,878	$5,295	$2,572	$11	$—

The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, proceeds from the private placement of Common Stock, proceeds from option exercises, debt repayments by former officers, and borrowings under the Company’s foreign bank credit facilities. Any withdrawal of support from its banks could have serious consequences on the Company’s liquidity. The Company’s liquidity is dependent, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding. The Company believes it has sufficient cash to fund existing operations and that it could obtain additional financing, if necessary, although this is not certain.

On December 29, 2003, the Company received a Warning Letter issued by the U.S. Food and Drug Administration (FDA) which outlined certain deficiencies related to the Company’s manufacturing and quality assurance systems which were identified during inspection audits of the Company’s Monrovia, CA facility. The Company is aggressively pursuing corrective actions to remedy the issues and does not expect the direct costs of these corrections to be significant. However, until the FDA is satisfied with the Company’s response, the Company cannot be granted approval on new products and could face restrictions on established domestic lines of business. While there can be no assurance that an adverse determination of any of the items identified by the FDA could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of these matters will have a material adverse effect upon the Company’s consolidated financial position and annual results of operations and cash flows. See “Factors That May Affect Future Results of Operations—We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products.”

Critical Accounting Policies

The Company believes the following represent its critical accounting policies.

•	Revenue Recognition. In general, the Company supplies foldable IOLs on a consignment basis to customers, primarily ophthalmologists, surgical centers, hospitals and other eye care providers and recognizes sales when the IOLs are implanted. Sales of all other products, including sales to foreign distributors, are generally recognized upon shipment. Revenue from license and technology agreements is recorded as income, when earned, according to the terms of the respective agreements.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

•	Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS 142, the initial testing of goodwill for possible impairment was completed within the first six months of 2002 and an annual assessment was completed during 2003, and no impairment has been identified. As of January 2, 2004, the carrying value of goodwill was $6.4 million.

•	The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.6 million and accumulated amortization of $5.6 million as of January 2, 2004. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years. The Company capitalizes the costs of acquiring patents and licenses.

•	Deferred Taxes. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and credit carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

•

In 2002, due to the Company’s recent history of losses, an increase to the valuation allowance was recorded as a non-cash charge to tax expense in the amount of $9.0 million. As a result, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet as of January 2, 2004. If in the future, the Company determines it will be able to utilize all or part of the deferred tax assets which have a valuation allowance of $22.1 million at January 2, 2004, we would reverse the valuation allowance, which would result in an income tax benefit.

Factors That May Affect Future Results of Operations

Our short and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Annual Report on Form l0-K contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

We have a history of losses.

We have reported losses in each of the last three fiscal years and have an accumulated deficit of $49.1 million as of January 2, 2004. If losses from operations continue, they could adversely affect the market price for our Common Stock and our ability to obtain new financing. In June 2000, we began implementing a restructuring plan aimed at reducing costs and improving operating efficiency. In connection with this plan, we recognized pre-tax charges to earnings of $15.3 million, $7.8 million, and $1.5 million in fiscal 2000, 2001, and 2002. While the restructuring plan has generally improved our profit margins, we cannot be certain that we will succeed in restoring our profitability.

We have limited access to credit and have been in default of the terms of our loan agreements.

As of January 2, 2004, we failed to comply with a covenant under our principal foreign loan agreement which prohibits the repayment of loans made by the Company to the subsidiary without the prior consent of the lender. Accordingly, we had to obtain a waiver from our lender. As of January 2, 2004, we have outstanding balances on the loans of our European subsidiaries of approximately $3.0 million, based on exchange rates on that date. We believe that sufficient cash to fund operations and current growth plans will be provided by cash from operations and existing cash balances. However, it is likely that we will also need access to credit to finance operations and fund future growth. Because of our history of losses we may not be able secure adequate financing for these purposes on terms that are favorable to us or on any terms.

We have received a Warning Letter from the FDA which will delay approval of the ICL and limit our existing business in the United States.

On December 29, 2003, we received a Warning Letter issued by the FDA. While we are acting to correct the deficiencies identified in the Warning Letter, until the FDA is satisfied with our response, we will not be granted approval to market the ICL in the United States and we may face FDA restrictions on our established domestic lines of business. Even if the FDA approves our corrective action, the publication of the Warning Letter or similar actions in the future could harm our reputation and reduce sales. A copy of the Warning Letter is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2004.

Our success depends on the ICL, which has not been approved for use in the United States.

We have devoted significant resources and management attention to the development and introduction of our ICL and TICL. Our management believes that the future success of STAAR depends on the approval of the ICL by the FDA and a successful launch of the ICL in North America. The ICL is already approved for use in the countries comprising the European Union and Canada and in parts of Asia. The TICL is approved for use in the countries comprising the European Union. In October 2003, the FDA Ophthalmic Devices Panel recommended that the FDA approve, with conditions, specified uses of the ICL. The FDA has not yet acted on this recommendation, and it could decide to reject the Ophthalmic Devices Panel recommendations. Until the FDA is satisfied with our response to its Warning Letter dated December 22, 2003, we will not be granted approval to market the ICL in the United States. If the FDA does not grant approval of the ICL, or significantly delays its approval, whether because of the issues contained in the Warning Letter or otherwise, our prospects for success will be severely diminished.

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

In an effort to manage costs and bring our products to a wider market, we have entered into long-term agreements with several independent regional manufacturers’ representatives, who introduce our products to eye surgeons and provide the training needed to begin using some of our products. Under our agreements with these representatives, each receives a commission on all of our sales within a specified region, including sales on products we sell into their territories without their assistance. Because they are independent contractors, we have a limited ability to manage these representatives or their employees. In addition, a representative may represent manufacturers other than STAAR, although not in competing products. We have been relying on the independent representatives to introduce our new products like Collamer IOLs, Toric IOLs and the AquaFlow Device, and we will rely on them, in part, to help introduce the ICL if it is approved. However, we are also introducing direct application specialists to assist in proctoring and surgeon training to ensure physician compliance and enhance patient outcomes as a means of growing this segment of the market. If the introduction of direct application specialists is not successful, or our independent manufacturers’ representatives do not devote sufficient resources to marketing our products, or if they lack the skills or resources to market our new products, our new products will fail to reach their full sales potential and sales of our established products could decline.

Product recalls have been costly and may be so in the future.

Medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. Despite all efforts to achieve the highest level of quality control and advance testing, from time to time defects or technical flaws in our products may not come to light until after the products are sold or consigned. In those circumstances, we have previously made voluntary recalls of our products. Recalls significantly impacted our revenue in 2001 when, in separate instances, we voluntarily recalled our three-piece Collamer lens and certain silicone lenses, and as a result wrote down approximately $3.4 million in inventory in that year. In January 2004 we voluntarily recalled selected lots of IOL cartridges and in February 2004, in an action the FDA considers a recall but where there is no requirement for product to be returned to us, we issued a letter to healthcare professionals advising them of the potential for a change in manifest refraction over time in rare cases involving the single-piece Collamer IOL. Similar recalls could take place again. Courts or regulators can also impose mandatory recalls on us, even if we believe our products are safe and effective. Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, and the damage to our reputation, could cause some professionals to discontinue using our products.

We compete with much larger companies.

Our competitors, including Alcon, Inc., AMO, Bausch & Lomb, Inc., and Pfizer, Inc., have much greater financial resources than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, make it difficult for us to compete. We have lost significant market share to some of our competitors.

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

We spent 10.1% of our revenue on research and development during the year ended January 2, 2004, and we expect to spend comparable amounts annually in the future. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. It is possible that few or none of the products currently under development will become commercially successful.

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

In the United States, we must obtain approval from the FDA for each product that we market. Competing in the ophthalmic products industry requires us to continuously introduce new or improved products and processes, and to submit these to the FDA for approval. Obtaining FDA approval is a long and expensive process, and approval is never certain. In addition, our operations in the United States are subject to periodic inspection by the FDA. Such inspection may result in the FDA ordering changes in our business practices, which changes could be costly and have a material adverse effect on our business and results of operations.

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

Our products are sold in more than 35 countries. Revenues from international operations make up a significant portion of our total revenue. For the year ended January 2, 2004 revenues from international operations was 53%. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received. In 2003, our most significant currency exposures were to the Euro, the Swiss Franc, and the Australian dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions. Fluctuations in the value of the United States dollar against other currencies have not had a material adverse effect on our operating margins and profitability in the past.

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

We obtain some of the components for our products from a single source. For example, only one supplier produces our viscoelastic product. Although we believe we could find alternate supplies for any of these components, the loss or interruption of any of these suppliers could increase costs, reducing our revenue and profitability, or harm our customer relations by delaying product deliveries.

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

The market price of our Common Stock could be subject to downward price pressure as a result of sales of our recent private placement of 1,000,000 shares of Common Stock, which have been registered for resale, or the perception that these sales could occur. In addition, the perception that we might conduct similar private placements followed by public offering of the privately placed shares could make it more difficult for us to raise funds through future offerings of Common Stock. As of January 2, 2004, there were 18,401,190 shares of our Common Stock outstanding, with another 2,540,849 shares of Common Stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. The stock underlying these options has been registered for resale with the SEC.

The market price of our common stock is likely to be volatile.

Our stock price has fluctuated widely, ranging from $3.05 to $15.44 during the year ended January 2, 2004. Our stock price could continue to experience significant fluctuations in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

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

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement of Accounting Standards 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46(R) had no effect on our consolidated financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company manages its risks based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. Management does not believe that these market risks are material to the results of operations or cash flows of the Company, and, accordingly, does not generally enter into interest rate or foreign exchange rate hedge instruments.

Interest rate risk.    Our $3.0 million of debt is based on the borrowings of our international subsidiaries. The majority of our international borrowings bear an interest rate that is linked to Euro market conditions and, thus, our interest rate expense will fluctuate with changes in those conditions. If interest rates were to increase or decrease by 1% for the year, our annual interest rate expense would increase or decrease by approximately $30,000.

Foreign currency risk.    Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide (primarily, the Euro and Australian dollar). Accordingly, changes in exchange rates, and particularly the strengthening of the US dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. Additionally, as of January 2, 2004, all of our debt is denominated in Swiss Francs and as such, we are subject to fluctuations of the Swiss Franc as compared to the U.S. dollar in converting the value of the debt in U.S. dollars. The U.S. dollar value of the debt is increased by a weaker dollar and decreased by a stronger dollar relative to the Swiss Franc.

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

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Item 10 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 2, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

The information in Item 11 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 2, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Item 12 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 2, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Item 13 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 2, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in Item 14 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 2, 2004.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page
(a)(1)	Financial statements required by Item 14 of this form are filed as a separate part of this report following Part IV

	Report of Independent Certified Public Accountants	F-2

	Consolidated Balance Sheets at January 2, 2004 and January 3, 2003	F-3

	Consolidated Statements of Operations for the years ended January 2, 2004, January 3, 2003, and December 28, 2001	F-4

	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended January 2, 2004, January 3, 2003, and December 28, 2001	F-5

	Consolidated Statements of Cash Flows for the years ended January 2, 2004, January 3, 2003, and December 28, 2001	F-6

	Notes to Consolidated Financial Statements	F-13

(2)	Schedules required by Regulation S-X are filed as an exhibit to this report:

I. Independent Certified Public Accountants’ Report on Schedule

II. Independent Certified Public Accountants’ Consent

III. Valuation and Qualifying Accounts and Reserves

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and the notes thereto.

(3) Reports on Form 8-K

On August 25, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 4 its decision to dismiss McGladrey & Pullen, LLP and engage BDO Seidman, LLP as its principal accountant for the fiscal year ending January 2, 2004. Amendments to the Form 8-K were filed on September 4, 2003 and November 7, 2003.

(4) Exhibits

3.1	Certificate of Incorporation, as amended(8)

3.2	By-laws, as amended(9)

†4.1	1990 Stock Option Plan(1)

†4.2	1991 Stock Option Plan(2)

†4.3	1995 STAAR Surgical Company Consultant Stock Plan(3)

†4.4	1996 STAAR Surgical Company Non-Qualified Stock Plan(4)

4.5	Stockholders’ Rights Plan, dated effective April 20, 1995(9)

†4.6	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(5)

4.7	Form of Certificate for Common Stock, Par Value $0.01 per share(14)

4.8	2003 Omnibus Equity Incentive Plan(12)

4.9	Amendment No. 1 to Stockholders’ Rights Plan, dated April 21, 2003(15)

10.1	Joint Venture Agreement, dated May 23, 1988, between the Company, Canon Sales Co, Inc. and Canon, Inc.(7)

10.13	Indenture of Lease dated September 1, 1993, between the Company and FKT Associates(9)

10.14	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates(9)

10.15	Indenture of Lease dated October 20, 1983, between Dale E. Turner and Francis R. Turner(6)

10.18	Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex(9)

10.19	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(9)

†10.28	Employment Agreement dated April 28, 1999, between the Company and John Santos(9)

†10.29	Modification to Employment Agreement dated May 31, 2000, between the Company and John Santos(9)

†10.30	Second Modification to Employment Agreement dated September 5, 2000, between the Company and John Santos(9)

†10.31	Promissory Note dated June 16, 1999, from Peter J. Utrata, M.D. to the Company(8)

†10.32	Stock Pledge Agreement dated June 16, 1999, by Peter J. Utrata, M.D. in favor of the Company(8)

10.36	Standard Industrial/Commercial Multi-Tenant Lease-Gross dated April 5, 2000, entered into between the Company and Kilroy Realty, L.P.(9)

†10.40	Promissory Note dated June 2, 2000, from Peter J. Utrata, M.D. to the Company(9)

†10.41	Stock Pledge Agreement dated June 2, 2000, between the Company and Peter J. Utrata, M.D.(9)

†10.62	Employment Agreement dated December 20, 2000, between the Company and David Bailey(9)

†10.63	Stock Option Agreement dated December 20, 2000, between the Company and David Bailey(9)

10.70	Settlement Agreement between the Company, Canon, Inc., Canon Sales Co., Inc., and CANON-STAAR Company, Inc. dated September 28, 2001(10)

†10.73	Stock Option Agreement dated November 13, 2001, between the Company and David Bailey(10)

†10.74	Stock Option Agreement dated November 13, 2001, between the Company and David R. Morrison(10)

†10.80	Employment Agreement dated January 3, 2002, between the Company and John Bily(11)

†10.81	Employment Agreement dated January 22, 2002, between the Company and Helene Lamielle(11)

10.82	Master Credit Agreement dated December 15, 2000, between STAAR Surgical AG and UBS AG(12)

†10.84	Settlement Agreement and General Release dated March 29, 2002, among the Company, Sally M. Pollet, Pollet and Richardson, and the Estate of Andrew F. Pollet(12)

†#10.88	Security Agreement dated March 29, 2002, between the Company and Pollet & Richardson(12)

#10.91	Assignment Agreement of the Share Capital of Domilens Vertrieb fuer medizinische Produkte GmbH dated January 3, 2003, between STAAR Surgical AG and Guenther Roepstorff(12)

10.92	Credit Agreement effective January 13, 2003, between Domilens Gmbh and Postbank(12)

10.93	Settlement Agreement and Mutual General Release dated February 27, 2003, by and between the Company and Richard Leza(12)

10.97	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3,003 by and between the Company and California Rosen**

10.98

Form of Purchase Agreement dated June 11, 2003 entered into between the Company and Crestwood Capital Partners, LP; Crestwood Capital International, Ltd; Crestwood Capital Partners II, LP; RS Emerging Growth Pacific Partners Master Fund Unit Trust; RS Emerging Growth Pacific Partners LP; Prism Partners I, LP; Prism Partners II Offshore Fund; Prism Partners Offshore Fund; Vertical Ventures Investments, LLC; Smithfield Fiduciary, LLC., individually(16)

10.99	Sixth Lease Addition to Indenture of Lease dated October 13, 2003 by and between the Company and Turner Trust UTD Dale E. Turner March 28,1984**

10.100	Third Amendment to Indenture of Lease dated October 13, 2003 by and between the Company and FKT Associates**

14.1	Code of Ethics**

21.1	List of Significant Subsidiaries**

23.1	Consent of BDO Seidman, LLP**

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	Filed herewith
†	Management contract or compensatory plan or arrangement
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 033-37248, as filed on October 11, 1990.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed on March 11, 1994.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 033-60241, as filed on June 15, 1995.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended January 3, 1997, as filed on April 2, 1997.
(5)	Incorporated by reference from the Company’s Proxy Statement, File No. 0-11634, for its Annual Meeting of Stockholders held on May 29, 1998, as filed on May 4, 1999.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended January 1, 1998, as filed on April 1, 1998.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended January 1, 1999, as filed on April 1, 1999.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended December 31, 1999, as filed on March 30, 2000.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended December 29, 2000, as filed on March 29, 2001.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended December 28, 2001, as filed on March 28, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report, File No. 0-11634, for the period ended June 28, 2002, as filed on August 12, 2002.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-11634, for the year ended January 3, 2003, as filed on April 3, 2003.
(13)	Incorporated by reference from the Company’s Proxy Statement, File No. 0-11634, for its Annual Meeting of Stockholders held on June 18, 2003, as filed on May 19, 2003.
(14)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed on April 18, 2003.
(15)	Incorporated by reference to the Company’s Quarterly Report, File No. 0-11634, for the period ended April 4, 2003, as filed on May 19, 2003.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 0-11634, as filed on June 13, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

By:	/s/ DAVID BAILEY
David Bailey President and Chief Executive Officer (principal executive officer)

Date:	March 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID BAILEY David Bailey	President, Chief Executive Officer, Chairman and Director (principal executive officer)	March 17, 2004

/s/ JOHN BILY John Bily	Chief Financial Officer (principal accounting and financial officer)	March 17, 2004

/s/ JOHN R. GILBERT John R. Gilbert	Director	March 17, 2004

/s/ DONALD DUFFY Donald Duffy	Director	March 17, 2004

/s/ DAVID MORRISON David Morrison	Director	March 17, 2004

/s/ VOLKER ANHAEUSSER Volker Anhaeusser	Director	March 17, 2004

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 2, 2004,

JANUARY 3, 2003 AND DECEMBER 28, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

STAAR Surgical Company

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and subsidiaries as of January 2, 2004 and January 3, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 2, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company and subsidiaries as of January 2, 2004 and January 3, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO SEIDMAN, LLP

Los Angeles, California

March 3, 2004

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 2, 2004 and January 3, 2003

	2003	2002
	(In thousands, except par value amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$7,286	$1,009
Accounts receivable, less allowance for doubtful accounts and sales returns	5,518	5,992
Inventories	12,802	11,761
Prepaids, deposits and other current assets	2,001	2,813

Total current assets	27,607	21,575

Investment in joint venture	397	462
Property, plant and equipment, net	6,638	7,438
Patents and licenses, net of accumulated amortization of $5,583 and $4,967	6,059	9,038
Goodwill	6,427	6,427
Other assets	91	280

Total assets	$47,219	$45,220

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Notes payable	$2,950	$5,845
Accounts payable	4,739	4,394
Other current liabilities	4,035	4,241

Total current liabilities	11,724	14,480
Other long-term liabilities	72	89

Total liabilities	11,796	14,569

Minority interest	204	100

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 18,403 and 16,962 shares	184	169
Additional paid-in capital	85,948	74,977
Accumulated other comprehensive income (loss)	572	(111)
Accumulated deficit	(49,146)	(40,789)

	37,558	34,246
Notes receivable from officers and directors	(2,339)	(3,695)

Total stockholders’ equity	35,219	30,551

Total liabilities and stockholders’ equity	$47,219	$45,220

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

	2003	2002	2001
	(In thousands, except per share amounts)
Sales	$50,409	$47,880	$50,237
Royalty and other income	49	368	549

Total revenues	50,458	48,248	50,786
Cost of sales	22,621	24,099	28,203

Gross profit	27,837	24,149	22,583

Selling, general and administrative expenses:
General and administrative	9,343	8,959	8,746
Marketing and selling	19,509	16,833	20,043
Research and development	5,120	4,016	3,800
Other charges	390	1,454	7,780

Total selling, general and administrative expenses	34,362	31,262	40,369

Operating loss	(6,525)	(7,113)	(17,786)

Other income (expense):
Equity in earnings of joint venture	11	36	389
Interest income	256	361	1
Interest expense	(322)	(579)	(640)
Other expense	(582)	(603)	(474)

Total other expense, net	(637)	(785)	(724)

Loss before income taxes and minority interest	(7,162)	(7,898)	(18,510)
Provision (benefit) for income taxes	1,127	8,805	(3,649)
Minority interest	68	75	139

Net loss	$(8,357)	$(16,778)	$(15,000)

Loss per share:
Basic and diluted	$(0.47)	$(0.98)	$(0.88)

Weighted average shares outstanding
Basic and diluted	17,704	17,142	17,003

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Notes Receivable	Total
	(In thousands)
Balance, at December 29, 2000	16,949	$169	$75,047	$(1,582)	$(9,011)	$(6,563)	$58,060
Common stock issued upon exercise of options	18	1	62	—	—	—	63
Common stock issued as payment for services	191	2	411	—	—	—	413
Stock-based consultant expense	—	—	53	—	—	—	53
Proceeds from notes receivable	—	—	—	—	—	321	321
Net change in accrued interest on notes receivable	—	—	—	—	—	269	269
Notes receivable reserve	—	—	—	—	—	2,109	2,109
Foreign currency translation adjustment	—	—	—	(146)	—	—	(146)
Net loss	—	—	—	—	(15,000)	—	(15,000)

Balance, at December 28, 2001	17,158	172	75,573	(1,728)	(24,011)	(3,864)	46,142
Common stock issued upon exercise of warrants	5	—	6	—	—	—	6
Common stock issued as payment for services	39	—	120	—	—	—	120
Common stock issued pursuant to employment contract	3	—	12	—	—	—	12
Stock-based consultant expense	—	—	236	—	—	—	236
Treasury stock acquired in satisfaction of note receivable	(243)	(3)	(970)	—	—	2,129	1,156
Proceeds from notes receivable	—	—	—	—	—	96	96
Accrued interest on notes receivable	—	—	—	—	—	(242)	(242)
Reversal of notes receivable reserve	—	—	—	—	—	(1,814)	(1,814)
Foreign currency translation adjustment	—	—	—	1,617	—	—	1,617
Net loss	—	—	—	—	(16,778)	—	(16,778)

Balance, at January 3, 2003	16,962	169	74,977	(111)	(40,789)	(3,695)	30,551
Common stock issued upon exercise of options	387	4	1,549	—	—	—	1,553
Common stock issued as payment for services	54	1	278	—	—	—	279
Stock-based consultant expense	—	—	206	—	—	—	206
Net proceeds from private placement	1,000	10	8,938	—	—	—	8,948
Proceeds from notes receivable	—	—	—	—	—	3,270	3,270
Accrued interest on notes receivable	—	—	—	—	—	(118)	(118)
Reversal of notes receivable reserve	—	—	—	—	—	(1,796)	(1,796)
Foreign currency translation adjustment	—	—	—	683	—	—	683
Net loss	—	—	—	—	(8,357)	—	(8,357)

Balance, at January 2, 2004	18,403	$184	$85,948	$572	$(49,146)	$(2,339)	$35,219

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,357)	$(16,778)	$(15,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,950	2,171	2,364
Amortization of intangibles	952	933	1,259
Write-off of patents	2,102	—	—
Loss on disposal of fixed assets	159	—	—
Equity in earnings of joint venture	(11)	(36)	(746)
Deferred income taxes	—	9,132	(4,537)
Stock-based consultant expense	206	236	53
Common stock issued for services	279	132	413
Non-cash restructuring and inventory write-down	—	1,225	13,230
Net change in notes receivable reserve	(1,364)	—	—
Other	(124)	(226)	269
Minority interest	104	144	178
Changes in working capital:
Accounts receivable	474	1,462	1,697
Inventories	(1,041)	3,108	(1,316)
Prepaids, deposits and other current assets	380	(232)	2,619
Accounts payable	351	(966)	(573)
Other current liabilities	(206)	264	(2,450)

Net cash provided by (used in) operating activities	(4,146)	569	(2,540)

Cash flows from investing activities:
Acquisition of property and equipment	(1,309)	(874)	(1,180)
Acquisition of patents and licenses	(75)	(75)	(245)
Proceeds from notes receivable and other	3,270	10	321
Change in other assets	189	493	119
Dividends received from joint venture	76	40	280

Net cash provided by (used in) investing activities	2,151	(406)	(705)

Cash flows from financing activities:
Net borrowings (payments) under notes payable and long-term debt	(2,912)	(2,598)	276
Restricted cash	—	2,000	(2,000)
Proceeds from the exercise of stock options and warrants	1,553	6	63
Net proceeds from private placement	8,948	—	—

Net cash provided by (used in) financing activities	7,589	(592)	(1,661)

Effect of exchange rate changes on cash and cash equivalents	683	585	(328)

Increase (decrease) in cash and cash equivalents	6,277	156	(5,234)
Cash and cash equivalents, at beginning of year	1,009	853	6,087

Cash and cash equivalents, at end of year	$7,286	$1,009	$853

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

Organization and Description of Business

STAAR Surgical Company (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing Intraocular Lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with cataracts, refractive conditions and glaucoma. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of IOLs, the SonicWAVE™ Phacoemulsification System, STAARVISC™ II, a viscoelastic material and Cruise Control, a disposable filter which allows for a significantly faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi pump technologies. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the VISIAN™ ICL (“ICL”), the VISIAN™ TICL (“TICL”) and the Toric IOL. The Company’s AquaFlow™ Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid thereby reducing intraocular pressure, which otherwise may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

The Company’s most significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide, including the ICL and its AquaFlow Device. STAAR Surgical AG also controls a major European sales subsidiary that distributes both the Company’s products and products from various other manufacturers. Investment in the subsidiary was increased from 80% to 100% during the fourth quarter of 2002, when Staar Surgical AG purchased the remaining shares of the subsidiary (see Note 7).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the year. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). During 2003, 2002 and 2001, the net foreign translation gain (loss) was $683,000, $585,000 and $(328,000), respectively, and net foreign currency transaction loss was $107,000, $458,000 and $204,000, respectively.

Investment in the Company’s joint venture with CANON-STAAR Company, Inc., is accounted for using the equity method of accounting except for the nine-months ended September 29, 2001 when the investment was written off and earnings were recognized on a cash basis (see Note 4).

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on December 29, 2001.

Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS 142, the initial testing of goodwill for possible impairment was completed within the first six months of 2002 and an annual assessment was completed during fiscal year 2003, no impairment has been identified. As of January 2, 2004, the carrying value of goodwill was $6.4 million.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

In accordance with SFAS 142, prior period amounts were not restated. The net loss for the years ended December 28, 2001, adjusted for the exclusion of amortization of goodwill, would have been $375,000 less than reported and the loss per share would have decreased by $0.02.

The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.6 million and accumulated amortization of $5.6 million as of January 2, 2004. The Company capitalizes the costs of acquiring patents and licenses. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years. Aggregate amortization expense for amortized other intangible assets was $952,000, $933,000 and $884,000 for the years ended January 2, 2004, January 3, 2003 and December 28, 2001, respectively.

The weighted average amortization period for other intangible assets is approximately 9 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2004	$674
2005	479
2006	479
2007	479
2008	479

Total	$2,590

Impairment of Long-Lived Assets

In accordance with SFAS No. 144—“Accounting for the Impairment of Long-Lived Assets,” intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

During the year ended January 2, 2004, the Company wrote down $2.1 million (net book value) in capitalized patent costs in connection with its routine evaluation of patent costs. The write-down related to patents acquired in the purchase of its majority interest in Circuit Tree Medical, a developer and manufacturer of phacoemulsification equipment, whose ongoing operations were moved to the Company’s Monrovia, CA facility during the quarter. The Company believes the write-down was necessary based upon the subsidiary’s historical losses and management’s uncertainty about whether the Company will be able to recover the cost. There were no other impairments of long-lived assets identified during the year ended January 2, 2004.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may materially differ from those estimates.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

Fair Value of Financial Instruments

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate their fair values because of the short maturity of these instruments.

Loss Per Share

The Company presents loss per share data in accordance with the provision of SFAS No. 128, “Earnings per Share” (“SFAS 128”), which provides for the calculation of Basic and Diluted earnings per share. Loss per share of common stock is computed by using the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive. For the years ended January 2, 2004, January 3, 2003, and December 28, 2001, 0, 0, and 5,000 warrants and 3.2 million, 3.1 million, and 2.9 million options to purchase shares of the Company’s common stock, respectively, were outstanding.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB 25. If the APB 25 intrinsic value method of accounting is used, SFAS 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock based compensation had been applied. The Company records expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options with a vesting period, the expense is recognized over the vesting period.

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

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	69%	66%	64%
Risk-free interest rate	4.37%	4.50%	4.50%
Expected holding period (in years)	4.8	5.4	5.4

The weighted average fair value of options granted during the year ended January 2, 2004, January 3, 2003 and December 28, 2001, were $1.91 to $7.10, $1.27 to $2.44 and $0.55 to $3.72, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

Pro forma net loss and loss per share for fiscal year 2003, 2002 and 2001 had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123 are as follows (in thousands, except per share data):

	2003	2002	2001
Net loss
As reported	$(8,357)	$(16,778)	$(15,000)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,563)	(1,679)	(1,488)

Pro forma	$(9,920)	$(18,457)	$(16,488)

Basic and diluted loss per share
As reported	$(0.47)	$(0.98)	$(0.88)
Pro forma	$(0.56)	$(1.08)	$(0.97)

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

Comprehensive loss and its components consist of the following (in thousands):

	2003	2002	2001
Net loss	$(8,357)	$(16,778)	$(15,000)
Foreign currency translation adjustment	683	1,617	(146)

Comprehensive loss	$(7,674)	$(15,161)	$(15,146)

Segments of an Enterprise

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. While the Company has expanded its marketing focus beyond the cataract market to include the refractive and glaucoma markets, the cataract market remains its primary source of revenues and accordingly operates as one business segment (Note 15).

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

Years Ended January 2, 2004, January 3, 2003 and December 28, 2001

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2003 presentation.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement of Accounting Standards 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46(R) had no effect on our consolidated financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2003, December 28, 2001

NOTE 1—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at January 2, 2004 and January 3, 2003 (in thousands):

	2003	2002
Domestic	$2,834	$3,435
Foreign	3,575	3,362

	6,409	6,797
Less allowance for doubtful accounts and sales returns	891	805

	$5,518	$5,992

NOTE 2—INVENTORIES

Inventories consisted of the following at January 2, 2004 and January 3, 2003 (in thousands):

	2003	2002
Raw materials and purchased parts	$830	$710
Work in process	1,273	798
Finished goods	10,699	10,253

	$12,802	$11,761

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 2, 2004 and January 3, 2003 (in thousands):

	2003	2002
Machinery and equipment	$12,791	$14,147
Furniture and fixtures	3,808	5,378
Leasehold improvements	4,608	4,577

	21,207	24,102
Less accumulated depreciation and amortization	14,569	16,664

	$6,638	$7,438

Depreciation expense for the years ended January 2, 2004, January 3, 2003 and December 28, 2001 was $2.0 million, $2.2 million and $2.4 million, respectively.

NOTE 4—INVESTMENT IN JOINT VENTURE

The Company owns a 50% equity interest in a joint venture, the CANON-STAAR Company, Inc. (“CSC”), with Canon Inc. and Canon Sales Co, Inc., together the “Canon Companies.” The Company sold CSC an exclusive license to manufacture, market and sell the Company’s IOL products in Japan. The investment in the Japanese joint venture is accounted for using the equity method of accounting except for the nine-months ended September 29, 2001 when income was recorded on a cash basis due to disputes between the Company and the

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canon Companies. Dividends received, relating to periods when the Company accounted for its investment on a cash basis, were charged to earnings on a cash basis. For all other periods, dividends are recorded under the equity method. During the fourth quarter of fiscal year 2001, the Company executed an agreement with the Canon Companies resolving all claims between the parties and reaffirming the partnering arrangement to manufacture and distribute ophthalmic products based on the Company’s technology.

The financial statements of CSC include assets of approximately $11.0 and $9.1 million, and liabilities of approximately $2.7 million and $1.7 million, as of January 2, 2004 and January 3, 2003, respectively.

The Company’s equity in earnings of the joint venture is calculated as follows (in thousands):

	2003	2002	2001
Joint venture net income (loss)	$22	$(8)	$134
Equity interest	50%	50%	50%

Total joint venture net income (loss)	11	(4)	67
Cash basis dividends	—	40	322

Equity in earnings of joint venture	$11	$36	$389

The Company received dividend income of $76,000, $40,000 and $322,000 during 2003, 2002 and 2001, respectively.

The Company recorded sales of certain IOL products to CSC of approximately $66,000, $142,000 and $118,000 in 2003, 2002 and 2001, respectively.

NOTE 5—NOTES PAYABLE

The Company had a $7 million line of credit with a domestic lender which was amended and restated from time to time during the fiscal 2003 and 2002. The Company’s obligation to the lender was secured by a first priority lien on substantially all of the Company’s assets and included certain financial covenants. The note carried an interest rate equal to the prime rate (4.25% at January 3, 2003), plus interest margin and commitment fees of 5% and 1.25% per annum, respectively. Borrowings outstanding under the note as of January 3, 2003 were approximately $2.9 million, with total borrowings of up to $3.7 million available under the agreement. During 2003, the note, which was originally due March 31, 2003, was extended one year to March 31, 2004. In June 2003, the Company paid off the note and canceled the line of credit.

The Company has two foreign credit facilities with different banks to support operations in Switzerland and Germany. The Swiss credit agreement, which provides for borrowings of up to 4.0 million Swiss Francs “CHF” (approximately $3.2 million based on the rate of exchange on January 2, 2004), permits either fixed-term or current advances. The interest rate on current advances is 6.0% and 6.5% per annum at January 2, 2004 and January 3, 2003, respectively, plus a commission rate of .25% payable quarterly. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin (4.2% and 4.6% at January 2, 2004 and January 3, 2003). Borrowings outstanding under the note were CHF 3.7 million (approximately $3.0 million based on the rate of exchange at January 2, 2004) and CHF 4.2 million (approximately $3.0 million based on the rate of exchange on January 3, 2003). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which require the maintenance of a minimum level of equity of at least CHF 15.8 million (approximately $12.7 million based on the exchange rate on January 2, 2004), prevents the subsidiary from entering into other secured obligations or

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranteeing the obligations of others. The agreement also prohibits repayment of loans made by the Company to the subsidiary without the prior consent of the lender. This financial covenant was not met as of January 2, 2004 and the bank has waived such non-compliance.

The Swiss credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.4 million based on the exchange rate on January 2, 2004) and does not have a termination date; Part B provides for borrowings of up to CHF 1.0 million ($0.8 million based on the exchange rate on January 2, 2004). The loan amount under Part B of the agreement reduces by CHF 250,000 ($200,000 based on the exchange rate on January 2, 2004) semi-annually beginning June 30, 2002.

The German credit agreement, entered into during fiscal year 2003, provides for borrowings of up to 210,000 EUR ($263,000 at the rate of exchange on January 2, 2004), at a rate of 8.5% per annum is scheduled to mature in November 2004. The agreement prohibits the subsidiary from paying dividends and is personally guaranteed by the president of the Company’s German subsidiary. This agreement replaced a previous credit agreement with another German bank that provided for borrowings during fiscal year 2002 of up to 200,000 EUR ($207,000 at the exchange rate on January 3, 2003), and carried interest at a rate of 8.5%. There were no borrowings outstanding under either agreement at January 2, 2004 or January 3, 2003.

NOTE 6—INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	2003	2002	2001
Current tax provision (benefit):
U.S. federal	$—	$(995)	$484
State	—	(74)	146
Foreign	1,127	742	258

Total current provision (benefit)	1,127	(327)	888

Deferred tax provision (benefit):
U.S. federal and state	—	9,021	(4,537)
Foreign	—	111	—

Total deferred provision (benefit)	—	9,132	(4,537)

Provision (benefit) for income taxes	$1,127	$8,805	$(3,649)

Legislation enacted on March 9, 2002 (HR 3090) enabled the Company to carryback a portion of the federal 2001 net operating loss to 1996, 1997 and 1998. Since this legislation was not enacted as of the end of fiscal year 2001, the benefit of $959,000 from this carryback was recorded in 2002. As of January 2, 2004, the Company had $48.9 million of federal net operating loss carryforwards available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts between 2020 and 2023.

The Company has net income taxes payable at January 2, 2004 and January 3, 2003 of $416,000 and $348,000, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income before taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	2003		2002		2001
Computed provision for taxes based on income at statutory rate	$(2,435)	34.0%	$(2,685)	34.0%	$(6,293)	34.0%
Increase (decrease) in taxes resulting from:
Write down of investment in Circuit Tree Medical Inc.	715	(10.0)	—	—	—	—
Permanent differences	23	(0.3)	38	(0.5)	39	(0.2)
State taxes, net of federal income tax benefit	—	(0.0)	1,305	(16.5)	(763)	4.1
Tax effect attributed to foreign operations	107	(1.5)	(1,245)	15.8	(345)	1.9
Valuation allowance	2,717	(37.9)	11,392	(144.3)	3,713	(20.1)

Effective tax provision (benefit) rate	$1,127	(15.7)%	$8,805	(111.5)%	$(3,649)	19.7%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $10.7 million at January 2, 2004. Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of January 2, 2004 and January 3, 2003 are as follows (in thousands):

	2003	2002
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and sales returns	$114	$131
Inventory	611	576
Accrued vacation	156	153
State taxes	3	3
Deferred revenue	6	33
Valuation allowance	(890)	(896)

Total current deferred tax assets (liabilities)	$—	$—

Non-current deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	19,141	14,804
Business, foreign and AMT credit carryforwards	876	1,132
Depreciation and amortization	194	(781)
Reserve for notes receivable	—	744
Reserve for restructuring costs	429	1,573
Subpart F income	267	103
Capitalized R&D	246	136
Contributions	32	—
Valuation allowance	(21,185)	(17,711)

Total non-current deferred tax assets (liabilities)	$—	$—

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Cumulative losses weigh heavily in the assessment of the need for a valuation allowance. In 2002, due to the Company’s recent history of losses, an increase to the valuation allowance was recorded as a non-cash charge to tax expense in the amount of $9.0 million. As a result, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet as of January 2, 2004.

In 1995, a subsidiary of the Company obtained retrospectively to 1993, a ten-year tax holiday for the payment of federal, cantonal and municipal income taxes in Switzerland. As such, Swiss income taxes were not due on the operations of this subsidiary for the ten year period that ended on December 31, 2002. For 2003, as the tax holiday from Swiss taxes has expired, the appropriate federal, cantonal and municipal income taxes have been included in the foreign tax provision.

Income (loss) before income taxes are as follows (in thousands):

	2003	2002	2001
Domestic	$(10,163)	$(14,066)	$(20,311)
Foreign	3,001	6,168	1,801

	$(7,162)	$(7,898)	$(18,510)

NOTE 7—BUSINESS ACQUISITIONS

During the year ended January 3, 2003, the Company acquired the remaining 20% interest in its German subsidiary at its book value of $426,000, from the subsidiary’s president in exchange for cancellation of amounts due from the subsidiary’s president of $955,000 less bonuses due to the subsidiary’s president of $87,000, resulting in goodwill of $442,000. The terms of the agreement also provided for the cancellation of 75,000 unexercised stock options previously issued to the subsidiary’s president and an agreement not to compete with the Company for a period of ten years. For the years ended January 2, 2004 and January 3, 2003, the Company reflected the activity as a wholly owned subsidiary, whereas for the year ended December 28, 2001, the 20% interest that was not owned was reflected as a minority interest on the consolidated statement of operations.

Pro forma amounts for the acquisition are not included, as the effect on operations is not material to the Company’s consolidated financial statements.

NOTE 8—STOCKHOLDERS’ EQUITY

Common Stock

During fiscal year 2003, the Company issued 11,000 shares to consultants for services rendered to the Company and 42,000 shares, in lieu of bonuses earned, to an officer and director of the Company. Also during 2003, the Company completed a private placement with institutional investors of 1 million shares of the Company’s common stock, for net proceeds of $8.9 million.

During fiscal year 2002, the Company issued 39,000 shares to consultants for services rendered to the Company and 3,000 shares to an employee relating to an employment contract. Also during 2002, the Company acquired 243,000 shares of treasury stock from a former officer in settlement of notes receivable.

During fiscal year 2001, the Company issued 191,000 shares to consultants for services rendered to the Company.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables from Officers and Directors

As of January 2, 2004 and January 3, 2003, notes receivable from former officers and directors totaling $2.3 million and $5.5 million, respectively, were outstanding. The notes were issued in connection with purchases of the Company’s common stock and bear interest at rates ranging between 5.00% and 6.40% per annum, or at the lowest federal applicable rate allowed by the Internal Revenue Service. The notes are secured by stock pledge agreements and other assets and mature on various dates through June 1, 2006.

As of January 2, 2004 and January 3, 2003 reserves against notes receivable from officers and directors were $0 and $1.8 million, respectively.

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

Also during the year ended January 3, 2003, the Company entered into a promissory note in the amount of $560,000 pursuant to the terms of a settlement agreement with a law firm, of which a principal was a former officer, director and stockholder of the Company. Terms of the note, secured by trade accounts receivable of the law firm, include interest at the rate of 5% with monthly payment of principal and interest due beginning July 1, 2002 through June 1, 2006. During the years ended January 2, 2004 and January 3, 2003, payments against the note were received in the amount of $100,000 and $80,000, respectively.

The Company entered into a second promissory note in the amount of $2.2 million, pursuant to the terms of the same settlement agreement, with the former officer’s widow. Terms of the note, secured by a stock pledge agreement, included interest at the rate of 5% with principal and interest due on or before March 29, 2006. The note also provided for escalation in the interest rate to 9.75% if the bid price of the Company’s common stock traded at $8.00 or greater on any public stock exchange for a period of 20 consecutive trading days, or if the stock permanently ceased to trade on any public stock exchange. Additionally, the note provided an acceleration of payment in the event the closing bid price of the common stock of the Company traded at $10.00 or greater on any public stock exchange for a period of 20 consecutive trading days. The note was paid in full in July 2003.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

The table below summarizes the transactions in the Company’s stock option plans (in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price
Balance at December 29, 2000	1,892	$9.95
Options granted	1,114	$6.98
Options exercised	(18)	$3.57
Options forfeited / cancelled	(77)	$9.77

Balance at December 28, 2001	2,911	$8.85
Options granted	972	$3.73
Options exercised	—	$—
Options forfeited / cancelled	(746)	$10.55

Balance at January 3, 2003	3,137	$6.86
Options granted	553	$4.52
Options exercised	(387)	$4.03
Options forfeited / cancelled	(84)	$5.89

Balance at January 2, 2004	3,219	$6.84

Options exercisable (vested) at January 2, 2004	2,541	$7.44

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing the granting of options to purchase or awards of the Company’s common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. In addition, 2% of the total shares of common stock outstanding on the immediately preceding December 31 will be reserved for issuance under the 2003 Plan. Options under the plan are granted at fair market value on the date of grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 83,000 shares were outstanding at January 2, 2004 with exercise prices ranging between $3.00 ad $10.99 per share.

In fiscal year 2001, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase or awards of the Company’s common stock. Generally, options under the plan are granted at fair market value at the date of grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire 10 years from the date of grant. Pursuant to this plan, options for 500,000 were outstanding at January 2, 2004, January 3, 2003, and December 28, 2001, respectively, with an exercise price of $11.125.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of incentive options and/or non-qualified options to purchase or awards of the Company’s common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the Plan. During fiscal year 2001, pursuant to Article IV of the Plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceeding 10 years from the date of grant. Pursuant to the plan, options for 1.9 million, 1.5 million and 1.4 million shares were outstanding at January 2, 2004, January 3, 2003 and December 28, 2001, respectively, with exercise prices ranging between $2.00 and $13.875 per share.

In fiscal year 1996, the Board of Directors approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase or awards of the Company’s common stock. Under provisions of the Non-Qualified Stock Plan, 600,000 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 146,000, 170,000 and 170,000 shares were outstanding at January 2, 2004, January 3, 2003 and December 28, 2001, respectively. The options were originally issued with an exercise price of $12.50 per share. During fiscal year 1998 the exercise price was reduced to $6.25 per share by action of the Board of Directors.

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase or awards of the Company’s common stock. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable on the date of grant and expire 10 years from the date of grant. Pursuant to this plan, options for 330,000, 545,000 and 472,000 were outstanding at January 2, 2004, January 3, 2003, and December 28, 2001, respectively.

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a 3-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. At January 2, 2004, January 3, 2003, and December 28, 2001 options for 220,000, 379,000 and 384,000 shares were outstanding, with exercise prices ranging between $9.56 to $11.25 per share.

In fiscal year 2003, officers, employees and others exercised 387,000 options from the 1991, 1996 and 1998 stock option plans at prices ranging from $2.00 to $9.56 resulting in cash proceeds totaling $1.6 million.

In fiscal year 2002, no options were exercised from any of the Company’s stock option plans.

In fiscal year 2001, officers, employees and others exercised 18,000 options from the 1991 and 1996 stock option plans at prices ranging from $2.50 to $6.25 resulting in cash proceeds totaling $62,000.

The following table summarizes information about stock options outstanding and exercisable at January 2, 2004 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding at 1/02/04	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 01/02/04	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$ 1.70 to $ 2.15	206	4.5 years	$ 1.94	184	$ 1.92
$ 2.82 to $ 4.12	1,216	5.4 years	$ 3.50	738	$ 3.46
$ 4.62 to $ 6.25	453	3.7 years	$ 5.61	368	$ 5.81
$ 7.40 to $11.25	1,162	6.1 years	$10.64	1,069	$10.67
$12.50 to $13.88	182	7.0 years	$13.56	182	$13.56

$ 1.70 to $13.88	3,219	5.5 years	$ 6.84	2,541	$ 7.44

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

The table below summarizes the transactions related to warrants to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price
Balance at December 28, 2001	5,000	$1.20
Warrants exercised	(5,000)	$1.20

Balance at January 2, 2004 and January 3, 2003	0	$0

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain property, plant and equipment under capital and operating lease agreements.

Annual future minimum lease payments under non-cancelable operating lease commitments as of January 2, 2004 are as follows (in thousands):

Fiscal Year
2004	$1,218
2005	1,135
2006	608
2007	11
2008	—

Total	$2,972

Rent expense was approximately $1.2 million, $1.1 million, and $1.1 million for each of the years ended January 2, 2004, January 3, 2003 and December 28, 2001, respectively.

Supply Agreement

In May 1999, the Company entered into a license and supply agreement with another manufacturer to license and re-sell one of the manufacturer’s products. Under the terms of the agreement, the Company was committed to purchase the specified product for a total sum of $3.2 million over 18 months. In September 2001, the supply agreement was amended reducing the minimum contractual amount that the Company is obligated to purchase from the manufacturer to $2.5 million over a 24 month period commencing September 1, 2001. The agreement, which was cancelable upon 4 months written notice, was terminated during the quarter ended January 2, 2004 at no additional expense. Purchases under the agreement for fiscal 2003 and 2002 were approximately $954,000 and $1.3 million, respectively.

In December 2000, the Company entered into a minimum purchase agreement with another manufacturer for the purchase of viscoelastic solution. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, as requested by the Company. Purchases under the agreement for fiscal 2003 and 2002 were approximately $568,000 and $383,000, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 2, 2004 estimated annual purchase commitments under these contracts are as follows (in thousands):

Fiscal Year
2004	$1,066
2005	600
2006	200

Total	$1,866

FDA Warning Letter

On December 29, 2003, the Company received a Warning Letter issued by the U.S. Food and Drug Administration (FDA) which outlined certain deficiencies related to the Company’s manufacturing and quality assurance systems which were identified during inspection audits of the Company’s Monrovia, CA facility. The Company is aggressively pursuing corrective actions to remedy the issues and does not expect the direct cost of these corrections to be significant. However, until the FDA is satisfied with the Company’s response, the Company cannot be granted approval on new products and could face restrictions on established domestic lines of business. While there can be no assurance that an adverse determination of any of the items identified by the FDA could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of these matters will have a material adverse effect upon the Company’s consolidated financial position and annual results of operations and cash flows.

Indemnification Agreements

The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make a good faith determination whether or not it is practicable for the Company to obtain directors’ and officers’ insurance. The Company currently has directors’ and officers’ insurance.

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

NOTE 10—OTHER LIABILITIES

Other Current Liabilities

Included in other current liabilities at January 2, 2004 and January 3, 2003 are approximately $988,000 and $1.3 million of commissions due to outside sales representatives and accrued salaries and wages of $959,000 and $805,000 and income and other taxes payable of $579,000 and $728,000 million, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—RELATED PARTY TRANSACTIONS

The Company has had significant related party transactions as discussed in Notes 4, 7 and 8.

The Company issues options to purchase 60,000 shares of its common stock at fair market value on the date of grant to members of its Board of Directors upon election or reelection for services provided as Board members.

In addition to secured notes (see Note 8), the Company holds other various promissory notes from current and former officers and directors of the Company. The notes, which provide for interest at the lowest applicable rate allowed by the Internal Revenue Code, are due on demand. Amounts due from officers and directors and included in prepaids, deposits, and other current assets at January 2, 2004 and January 3, 2003 were $98,000 and $158,000, respectively.

In March 2001, the Company entered into a consulting agreement with one of the members of its Board of Directors. In exchange for services, the Company issued an option to purchase 20,000 shares of the Company’s common stock at fair market value on the date of grant, in addition to a monthly retainer of $6,000, and a per-diem rate after six days worked of $1,000. Upon the mutual consent of the parties, the agreement was cancelled in July 2003. Amounts paid under the agreement during the year ended January 2, 2004, January 3, 2003, and December 28, 2001, were $50,000, $73,000, and $93,000, respectively.

The Company had a consulting contract with a corporation owned by an employee of one of its foreign subsidiaries. The consulting contract, which began October 1, 1999 and ending October 1, 2005, provided for monthly payments of $20,000 in exchange for specified services. During fiscal year 2001, the parties agreed to terminate the contract at a discount in exchange for cash and forgiveness of a note receivable due the subsidiary from the employee. Debt forgiveness totaled $658,000 (1.4 million DM at the exchange rate in effect on the settlement date). During fiscal year 2003, 2002, and 2001, amounts paid or accrued under the contract totaled $0, 0, and $180,000, respectively. During the year ended January 3, 2003, a pension obligation in the amount of $257,000 was paid to the employee, with additional amounts due cancelled during the year ended January 3, 2003 in exchange for the purchase of the remaining 20% interest of the subsidiary (see Note 7).

During fiscal year 2001, a law firm, of which a principal was an officer, director and stockholder of the Company, received approximately $1.5 million, for fees in connection with legal services performed on behalf of the Company.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid was $255,000, $580,000 and $640,000 for the years ended January 2, 2004, January 3, 2003 and December 28, 2001, respectively. Income taxes paid amounted to approximately $1,477,000, $719,000 and $479,000 for the years ended January 2, 2004, January 3, 2003 and December 28, 2001, respectively. Income taxes paid in 2003 were partially offset by the receipt of $962,000 in U.S. federal tax refunds related to a carryback claim filed in 2002 (see Note 6).

	2003	2002	2001
Non cash financing activities:
Notes receivable from officers and directors (Note 8)	$—	$(2,129)	$—
Notes receivable reserve	1,713	1,814	—
Prepaids, deposits and other current assets	—	(658)	—
Treasury stock acquired	—	973	—
Other charges	(1,713)	—	—

Acquisition of business:
Minority interest acquired	$—	$426	$—
Goodwill	—	442	—
Cancellation of amounts receivable	—	(868)	—

Patent impairment:
Patents	$(2,438)	$—	$—
Accumulated amortization	336	—	—
Other charges	2,102	—	—

NOTE 13—OTHER CHARGES

In June 2001 management completed an extensive operational review of the Company. Based upon that review, in August 2001 the Company implemented a plan that management believes will allow the Company to become profitable. As a result of implementing the plan, the Company significantly changed its manufacturing processes and location including consolidating lathing activity into the Swiss manufacturing site from the dual site operations and reducing molded lens capacity at the California site. The Company also reduced its workforce and closed certain overseas operations. In conjunction with the implementation of the plan, the Company recorded pretax charges of approximately $7.8 million in the third and fourth quarters of fiscal year 2001. Planned charges include approximately $3.7 million in fixed asset write-offs, $300,000 in severance and employee relocation costs, and $1.0 million for subsidiary closures. Additionally, the Company reserved $2.1 million of notes receivable from former officers and directors of the Company and paid $700,000 in consideration for the early termination of a consulting contract with the president of the Company’s German subsidiary.

The Company also wrote off $6.4 million of inventory related to voluntary product recalls and excess and obsolete inventory in 2001, which is included in cost of sales at December 28, 2001.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also included in other charges at January 3, 2003 is $230,000 in employee separation costs.

During 2003, the Company recorded $390,000 in other charges. The amount includes a charge of $2.1 million relating to the write-down of capitalized patent costs acquired in the purchase of the Company’s majority interest in Circuit Tree Medical, a developer and manufacturer of phacoemulsification equipment and was partially offset by the reversal of $1.7 million in reserves previously recorded against notes receivable from officers and directors which the Company has settled.

NOTE 14—NET LOSS PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted loss per share (in thousands):

	2003	2002	2001
Basic weighted average shares outstanding	17,704	17,142	17,003
Diluted effect of stock options and warrants	—	—	—

Diluted weighted average shares outstanding	17,704	17,142	17,003

NOTE 15—GEOGRAPHIC AND PRODUCT DATA

The Company markets and sells its products in over 35 countries and has manufacturing sites in the United States and Switzerland. Other than the United States and Germany, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s sales to unaffiliated customers between those in the United States, Germany, and other locations for each year, is set forth below (in thousands).

	2003	2002	2001
Sales to unaffiliated customers
U.S.	$23,464	$24,082	$27,009
Germany	19,840	16,081	14,907
Other	7,105	7,717	8,321

Total	$50,409	$47,880	$50,237

The Company develops, manufactures and distributes medical devices used in minimally invasive ophthalmic surgery. Substantially, all of the Company’s revenues result from the sale of the Company’s medical devices. The Company distributes its medical devices in the cataract, refractive and glaucoma segments within ophthalmology. While the Company has expanded its marketing focus beyond the cataract market to include the refractive and glaucoma markets, the cataract market remains the Company’s primary source of revenues and, therefore, operates as one business segment for financial reporting purposes.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Cataract product line includes intraocular lenses, phacoemulsification equipment, viscoelastics, and other products used in cataract surgery. During the years presented, revenues from the Refractive and Glaucoma product lines were 8% or less of total revenue. Accordingly, the difference is not significant enough for the Company to account for these products separately and therefore are combined as Other Products in the following table.

Net Sales by Product Line

(In thousands)

	2003	2002	2001
Cataract	$46,409	$44,349	$47,646
Other	4,000	3,531	2,591

Total	$50,409	$47,880	$50,237

The composition of the Company’s long-lived assets between those in the United States, Germany, Switzerland, and other countries is set forth below (in thousands).

	2003	2002
Long-lived assets
U.S.	$10,181	$13,633
Germany	6,511	6,499
Switzerland	2,220	2,467
Other	212	304

Total	$19,124	$22,903

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability.

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary unaudited quarterly financial data from continuing operations for fiscal 2003 and 2002 is as follows (in thousands except per share data):

January 2, 2004	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$12,826	$12,951	$11,927	$12,754
Gross profit	6,979	7,056	6,587	7,215
Net loss	(958)	(1,169)	(2,710)	(3,520)
Basic and diluted loss per share	(.06)	(.07)	(.15)	(.19)

January 3, 2003	1st. Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$11,731	$12,088	$11,201	$13,228
Gross profit	5,712	6,024	5,620	6,793
Net loss	(962)	(3,844)	(2,073)	(9,899)
Basic and diluted loss per share	(.06)	(.22)	(.12)	(.58)

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’

REPORT ON SCHEDULE

To the Board of Directors

STAAR Surgical Company

The audits referred to in our report dated March 3, 2004, relating to the consolidated financial statements of STAAR Surgical Company and Subsidiaries, which is contained in Item 8 of this Annual Report on Form 10-K included the audit of Schedule II, Valuation and Qualifying Accounts and Reserves as of January 2, 2004, and for each of the three years in the period ended January 2, 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Los Angeles, California

March 3, 2004

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
2003
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$805	$265	$179	$891
Accrued restructuring costs	—	—	—	—
Deferred tax asset valuation allowance	18,607	4,311	—	22,918
Notes receivable reserve	1,795	—	1,795	—

	$21,207	$4,576	$1,974	$23,809

2002
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$768	$1,186	$1,149	$805
Accrued restructuring costs	100	—	100	—
Deferred tax asset valuation allowance	4,288	14,319	—	18,607
Notes receivable reserve	3,609	—	1,814	1,795

	$8,765	$15,505	$3,063	$21,207

2001
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$781	$—	$13	$768
Accrued restructuring costs	2,236	100	2,236	100
Deferred tax asset valuation allowance	1,511	2,777	—	4,288
Notes receivable reserve	1,500	2,109	—	3,609

	$6,028	$4,986	$2,249	$8,765