Form 10-Q
period 2004-04-02
STAAR SURGICAL COMPANY
filed 2004-05-12
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

The registrant has 18,413,190 shares of common stock, par value $0.01 per share, issued and outstanding as of May 11, 2004.

STAAR SURGICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

		January 2,
	April 2, 2004	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,461	$7,286
Accounts receivable, net	5,946	5,518
Inventories	12,923	12,802
Prepaids, deposits and other current assets	2,015	2,001

Total current assets	26,345	27,607

Investment in joint venture	379	397
Property, plant and equipment, net	6,563	6,638
Patents and licenses, net	5,855	6,059
Goodwill	6,427	6,427
Other assets	78	91

Total assets	$45,647	$47,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,981	$2,950
Accounts payable	4,090	4,739
Other current liabilities	4,446	4,035

Total current liabilities	11,517	11,724
Other long-term liabilities	64	72

Total liabilities	11,581	11,796

Minority interest	239	204

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 30,000 shares authorized, issued and outstanding 18,411 at April 2, 2004 and 18,403 at January 2, 2004	184	184
Additional paid-in capital	85,995	85,948
Accumulated other comprehensive income	433	573
Accumulated deficit	(50,445)	(49,146)

	36,167	37,559
Notes receivable from officers and directors	(2,340)	(2,340)

Total stockholders’ equity	33,827	35,219

Total liabilities and stockholders’ equity	$45,647	$47,219

Note: The amounts presented in the January 2, 2004 balance sheet are derived from the audited financial statements for the year ended January 2, 2004. See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2,	April 4,
	2004	2003
Sales	$13,569	$12,779
Royalty and other income	—	47

Total revenues	13,569	12,826
Cost of sales	6,252	5,847

Gross profit	7,317	6,979

Selling, general and administrative expenses:
General and administrative	2,069	2,287
Marketing and selling	4,936	4,161
Research and development	1,285	1,176

Total selling, general and administrative expenses	8,290	7,624

Operating loss	(973)	(645)

Other income (expense):
Equity in operations of joint venture	(18)	106
Interest income	46	125
Interest expense	(38)	(143)
Other income (expense)	200	(54)

Total other income, net	190	34

Loss before income taxes and minority interest	(783)	(611)
Provision for income taxes	485	329
Minority interest	31	18

Net loss	$(1,299)	$(958)

Loss per share	$(.07)	$(.06)

Weighted average shares outstanding – Basic and diluted	18,407	16,962

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 4,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,299)	$(958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	495	488
Amortization of intangibles	204	240
Loss on disposal of fixed assets	60	—
Equity in operations of joint venture	18	(106)
Stock-based consultant expense	26	50
Notes receivable reserve	—	(83)
Other	(31)	(69)
Minority interest	35	24
Changes in working capital:
Accounts receivable	(428)	(642)
Inventories	(121)	159
Prepaids, deposits and other current assets	(14)	7
Accounts payable	(649)	530
Other current liabilities	411	387

Net cash provided by (used in) operating activities	(1,293)	27

Cash flows from investing activities:
Acquisition of property and equipment	(480)	(140)
Increase in patents and licenses	—	(6)
Decrease in other assets	13	28
Proceeds from notes receivable and other	30	4

Net cash used in investing activities	(437)	(114)

Cash flows from financing activities:
Borrowings (payments) under notes payable	23	(599)
Proceeds from stock options	21	—

Net cash provided by (used in) financing activities	44	(599)

Effect of exchange rate changes on cash and cash equivalents	(139)	76

Decrease in cash and cash equivalents	(1,825)	(610)
Cash and cash equivalents, at the beginning of the period	7,286	1,009

Cash and cash equivalents, at the end of the period	$5,461	$399

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2004

1. Organization and Description of Business

     STAAR Surgical Company (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing Intraocular Lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with cataracts, refractive conditions and glaucoma. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of IOLs, the SonicWAVE™ Phacoemulsification System, and Cruise Control, a disposable filter used in phacoemulsification. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the VISIAN™ ICL (“ICL”), the VISIAN™ TICL (“TICL”) and the Toric IOL. The Company’s AquaFlow™ Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid thereby reducing intraocular pressure, which otherwise may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

     The Company’s most significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide, including the ICL and its AquaFlow Device. STAAR Surgical AG is the parent of a major European sales subsidiary that distributes both the Company’s products and products from various other manufacturers.

2. Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income. During the three months ended April 2, 2004 and April 4, 2003, the net foreign currency translation gain (loss) was ($139,000) and $76,000, respectively. Net foreign currency transaction gain (loss) for the three months ended April 2, 2004 and April 4, 2003 was $130,000 and ($56,000), respectively.

     Investment in the Company’s joint venture with Canon-STAAR Company, Inc. is accounted for using the equity method of accounting.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three months ended April 2, 2004 and April 4, 2003, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2004. The results of operations for the three months ended April 2, 2004 and April 4, 2003 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

     Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

     Pro forma net loss and loss per share for the three months ended April 2, 2004 and April 4, 2003, had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123, are as follows (in thousands, except per share data):

		Three Months Ended
		April 2,	April 4,
		2004	2003
Net loss	As reported	$(1,299)	$(958)
Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(246)	(397)

Net loss	Pro forma	$(1,545)	$(1,355)

Loss per share:	Basic and diluted
As reported		$(0.07)	$(0.06)

Pro forma		$(0.08)	$(0.08)

3. Geographic and Product Data

     The Company develops, manufactures and distributes medical devices used in minimally invasive ophthalmic surgery. The Company distributes its medical devices in the cataract, refractive and glaucoma sectors within ophthalmology. While the Company has expanded its marketing focus beyond the cataract market to include the refractive and glaucoma markets, the cataract market remains the Company’s primary source of revenues and, therefore, the Company operates as one business segment for financial reporting purposes.

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

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended
	April 2,	April 4,
	2004	2003
Sales to unaffiliated customers
United States	$5,539	$5,760
Germany	5,908	5,028
Other	2,122	1,991

Total	$13,569	$12,779

     The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and political instability.

4. Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at April 2, 2004 and January 2, 2004 (in thousands):

	April 2,	January 2,
	2004	2004
Raw materials and purchased parts	$1,050	$830
Work-in-process	1,780	1,273
Finished goods	10,093	10,699

	$12,923	$12,802

5. Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on December 29, 2001.

     Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS 142, an annual assessment of goodwill for possible impairment was completed during fiscal year 2003 and no impairment was identified. As of April 2, 2004, the carrying value of goodwill was $6.4 million.

     The Company has intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $5.6 million as of April 2, 2004. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years. Amortization expense for the three months ended April 2, 2004 and April 4, 2003, was approximately $204,000 and $240,000, respectively.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The weighted average amortization period for other intangible assets is approximately 15 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2004 (nine months)	$443
2005	479
2006	479
2007	479
2008	479

Total	$2,359

6. Loss Per Share

     The Company presents loss per share data in accordance with the provision of SFAS No. 128, “Earnings per Share” (“SFAS 128”), which provides for the calculation of basic and diluted earnings per share. Loss per share of common stock is computed by using the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive. For the three months ended April 2, 2004 and April 4, 2003, 3,484,249 and 3,159,315 options to purchase shares of the Company’s common stock, respectively, were outstanding.

7. Supply Agreement

     In December 2000, the Company entered into a minimum purchase agreement with a manufacturer for the purchase of viscoelastic solution. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, as requested by the Company. Purchases under the agreement during the three months ended April 2, 2004 and April 4, 2003, were approximately $154,000 and $142,000, respectively.

     As of April 2, 2004, estimated annual purchase commitments are as follows (in thousands):

Fiscal Year
2004	$912
2005	600
2006	200

Total	$1,712

8. Subsequent Event

     On May 5, 2004, the Company agreed to purchase an additional 10% interest of its 80%-owned Australian subsidiary from two of the directors of the subsidiary. An agreement between the Company and the two directors dated July 1, 1999 (the “1999 Australia Agreement”) provided for the purchase by STAAR of the entire 20% interest held by the directors when their employment terminated or when they completed their employment contracts on June 30, 2002. The 1999 Australia Agreement provided that the Company would purchase the interest for 20% of the value of the subsidiary, with the value determined as seven times the net income of the subsidiary, calculated in accordance with the agreement. The Company and the two directors entered into a new agreement dated May 5, 2004 (the “2004 Australia Agreement”), which among other things modified the terms of the purchase of the directors’ shares and provided that the directors would be employed by the subsidiary through November 1, 2007.

     Under the 2004 Australia Agreement, the Company acquired a 10% interest in the subsidiary held by the directors in exchange for AUD 1,051,640 ($768,433 on the date of the Agreement), and the directors will continue to own a 10% interest in the subsidiary. The 2004 Australia Agreement also provides that the Company will purchase the directors’ remaining 10% interest at the same price on November 1, 2007 (or on the termination of the directors, if sooner). If, on November 1, 2007, 20% of the value of the Australian subsidiary (calculated as described in the preceding paragraph) exceeds the two payments provided for under the 2004 Australia Agreement, the directors will each receive an additional payment of 5% of the incremental value of the subsidiary.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described below under the heading “Factors That May Affect Future Results of Operations.” The Company undertakes no obligation to update these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

	Percentage of Total		Percentage
	Revenues for		Change for
	Three Months		Three Months
			2004
	April 2,	April 4,	vs.
	2004	2003	2003
Total revenues	100.0%	100.0%	5.8%
Cost of sales	46.1	45.6	6.9

Gross profit	53.9	54.4	4.8

Costs and expenses:
General and administrative	15.2	17.8	(9.5)
Marketing and selling	36.4	32.4	18.6
Research and development	9.5	9.2	9.3

Total costs and expenses	61.1	59.4	8.7

Operating loss	(7.2)	(5.0)	50.9

Other income, net	1.4	0.3	—

Loss before income taxes	(5.8)	(4.7)	28.2
Income taxes	3.6	2.6	47.4
Minority interest	0.2	0.1	72.2

Net loss	(9.6)%	(7.4)%	35.6%

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Revenues

     Product sales for the first quarter ended April 2, 2004 increased to $13.6 million compared to the first quarter ended April 4, 2003 when they were $12.8 million. This $743,000 or 5.8% increase in product sales was primarily due to the favorable impact of changes in currency exchange rates of approximately $932,000. Excluding the impact of exchange, product sales would have been $12.7 million or $141,000 below that of the first quarter of 2003. The primary reason for this decrease in product sales was a decrease in sales of the Company’s single and three-piece silicone IOLs due to a lack of competitiveness of the len’s delivery system and believed contraction of this market segment, partially offset by increased sales in the U.S of the Company’s speciality lenses, the Collamer IOL and the Toric silicone IOL and of ICLs and preloaded injection systems in international markets. Total revenues for the first quarter of 2003 included royalties from technology licenses that terminated in 2003.

Gross Profit Margin

     Gross profit margin was 53.9% for the quarter ended April 2, 2004 compared to 54.4% for the quarter ended April 4, 2003. Although product margins (defined as sales less the standard cost of product) continued to increase, the increases were more than offset by increases in other cost of sales, primarily increased costs of improving global quality, manufacturing engineering, inventory provisions and idle three-piece collamer production capacity in the U.S.

General and Administrative

     General and administrative expense for the quarter ended April 2, 2004 decreased $218,000 or 9.5% over the quarter ended April 4, 2003. The decrease is due to reductions in compensation expense, bank charges, and the cost savings realized from subsidiaries that were closed in 2003.

Marketing and Selling

     Marketing and selling expense for the quarter ended April 2, 2004 increased $775,000 or 18.6% over the quarter ended April 4, 2003, principally as a result of planned preparations for the launch of the Visian™ ICL in the U.S. These increases included the effects of increasing headcount in the U.S., the addition of direct sales representatives for a newly established Pacific Northwest region, increased salaries, travel, and promotional activities. Marketing and selling expense was also impacted unfavorably by currency fluctuations. These increases were partially offset by decreased commissions and cost savings realized from the closure of a subsidiary.

Research and Development

     Research and development expense for the quarter ended April 2, 2004 increased $109,000 or 9.3% over the quarter ended April 4, 2003. The increase was due primarily to the planned addition of a Vice President of Research and Development and increased consulting and travel as the Company prepares for an audit of its Switzerland manufacturing site and a re-audit of its Monrovia, California facility. These increased costs were partially offset by decreased R&D expenses of subsidiaries as the Company consolidated all efforts into one location for more effective management of projects.

Other Income, Net

     Other income, net for the quarter ended April 2, 2004 increased $156,000 over the quarter ended April 4, 2003. The increase related primarily to exchange gains realized during the quarter, decreased interest expense, and other income from licensed technology, partially offset by decreased interest income due to reduced cash balances and a decrease in earnings from the Company’s joint venture with Canon-STAAR as a result of expenditures related to the joint venture’s new preloaded injector technology.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources

     Cash and cash equivalents at April 2, 2004 decreased by approximately $1.8 million relative to January 2, 2004, as a result of the net loss of $1.3 million adjusted for depreciation, amortization, and other non-cash items totaling $807,000. These favorable adjustments to net income were offset by decreases in working capital totaling $801,000 – primarily increases in accounts receivable and inventories, and decreases in accounts payable, partially offset by increases in other current liabilities; and investments in property and equipment of $480,000.

     Accounts receivable at April 2, 2004 increased $428,000 relative to January 2, 2004. The increase in accounts receivable relates primarily to increased sales and the impact of foreign exchange. Day’s sales outstanding (DSO) were 40 days at April 2, 2004 compared to 39 days at January 2, 2004. The Company expects to maintain DSO within a range of 40 to 45 days during the course of the 2004 fiscal year.

     Subsidiaries of the Company have foreign credit facilities with different banks to support operations in Switzerland and Germany.

     The Swiss credit agreement, which provides for borrowings of up to 4.0 million Swiss Francs “CHF” (approximately $3.2 million based on the rate of exchange on April 2, 2004), permits either fixed-term or current advances. The interest rate on current advances is 6.0% and 6.5% per annum at April 2, 2004 and April 4, 2003, respectively, plus a commission rate of 0.25% payable quarterly. Borrowings outstanding under the current advances were CHF 70,000 (approximately $55,000 based of the rate of exchange at April 2, 2004) and there were no borrowings outstanding at April 4, 2003. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin (4.3% at April 2, 2004 and April 4, 2003, respectively). Borrowings outstanding under the note were CHF 3.7 million (approximately $2.9 million based on the rate of exchange at April 2, 2004) and CHF 4.1 million (approximately $3.2 million based on the rate of exchange on April 4, 2003). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which, among other things, require the maintenance of a minimum level of equity of at least CHF 15.8 million (approximately $12.5 million based on the exchange rate on April 2, 2004) and prevent the subsidiary from entering into other secured obligations or guaranteeing the obligations of others. The agreement also prohibits repayment of loans made by the Company to the subsidiary without the prior consent of the lender. This financial covenant was not met as of April 2, 2004, but the bank has waived such non-compliance. The Company expects to continue to be in violation of this covenant in the near-term and, therefore, is currently renegotiating the terms of the agreement with the bank.

     The Swiss credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.4 million based on the exchange rate on April 2, 2004) and does not have a termination date; Part B presently provides for borrowings of up to CHF 1.0 million ($0.8 million based on the exchange rate on April 2, 2004). The loan amount under Part B of the agreement reduces by CHF 250,000 ($200,000 based on the exchange rate on April 2, 2004) semi-annually.

     The German credit agreement, entered into during fiscal year 2003, provides for borrowings of up to 210,000 EUR ($260,000 at the rate of exchange on April 2, 2004), at a rate of 8.5% per annum is scheduled to mature in November 2004. The agreement prohibits the subsidiary from paying dividends and is personally guaranteed by the president of the Company’s German subsidiary. There were no borrowings outstanding as of April 2, 2004 but borrowings outstanding as April 4, 2003 were Euro 127,000 ($157,000 based of the exchange rate on April 2, 2004).

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     The following table represents the Company’s known contractual obligations at April 2, 2004 (in thousands):

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes payable	$2,981	$2,981	$—	$—	$—
Capital lease obligations	489	244	178	67	—
Operating lease obligations	2,427	835	1,592	—	—
Purchase obligations	1,712	912	800	—	—

Total	$7,609	$4,972	$2,570	$67	$—

     As of April 2, 2004, the Company had a current ratio of 2.3:1, net working capital of $14.8 million and net equity of $33.8 million compared to January 2, 2004 when the Company’s current ratio was 2.4:1, its net working capital was $15.9 million, and its net equity was $35.2 million.

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

     On December 29, 2003 and April 26, 2004, the Company received Warning Letters issued by the U.S. Food and Drug Administration (“FDA”) which outlined certain deficiencies related to the Company’s manufacturing and quality assurance systems which were identified during inspection audits of the Company’s Monrovia, CA facility. The Company is aggressively pursuing corrective actions to remedy the issues and does not expect the direct costs of these corrections to be significant. However, until the FDA is satisfied with the Company’s response, the Company cannot be granted approval on new products and could face restrictions on established domestic lines of business. While there can be no assurance that an adverse determination of any of the items identified by the FDA could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of these matters will have a material adverse effect upon the Company’s consolidated financial position and annual results of operations and cash flows. See “Factors That May Affect Future Results of Operations—We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products.”

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

     The Company believes the following represent its critical accounting policies.

•	Revenue Recognition. In general, the Company supplies foldable IOLs on a consignment basis to customers, primarily ophthalmologists, surgical centers, hospitals and other eye care providers and recognizes sales when the IOLs are implanted. Sales of all other products, including sales to foreign distributors, are generally recognized upon shipment.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

•	Goodwill. Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS 142, an annual assessment was completed during 2003, and no impairment has been identified. As of April 2, 2004, the carrying value of goodwill was $6.4 million.

•	Patents and Licenses. The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $5.6 million as of April 2, 2004. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years.

•	Deferred Taxes. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and credit carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

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

     We have a history of losses.

     We have reported losses in each of the last three fiscal years and have an accumulated deficit of $50.4 million as of April 2, 2004. If losses from operations continue, they could adversely affect the market price for our Common Stock and our ability to obtain new financing. In June 2000, we began implementing a restructuring plan aimed at reducing costs and improving operating efficiency. In connection with this plan, we recognized pre-tax charges to earnings of $15.3 million, $7.8 million, and $1.5 million in fiscal 2000, 2001, and 2002. While the restructuring plan has generally improved our profit margins, we cannot be certain that we will succeed in restoring our profitability.

     We have limited access to credit and have been in default of the terms of our loan agreements.

     As of April 2, 2004, we failed to comply with a covenant under our principal foreign loan agreement, which prohibits the repayment of loans made by the Company to its Swiss subsidiary without the prior consent of the lender. Accordingly, we had to obtain a waiver from our lender. As of April 2, 2004, we have outstanding balances on the loans of our European subsidiaries of approximately $3.0 million, based on exchange rates on that date. We believe that sufficient cash to fund operations and current growth plans will be provided by cash from operations and existing cash balances. However, it is likely that we will also need access to credit to finance operations and fund future growth. Because of our history of losses we may not be able secure adequate financing for these purposes on terms that are favorable to us or on any terms.

We have received Warning Letters from the FDA, which will delay approval of the ICL and could limit our existing business in the United States.

     On December 29, 2003 and April 26, 2004, we received Warning Letters issued by the FDA. While we are acting to correct the deficiencies identified in the Warning Letters, until the FDA is satisfied with our response, we will not be granted approval to market the ICL in the United States and we may face FDA restrictions on our established domestic lines of business. Even if the FDA approves our corrective action, the publication of the Warning Letters or similar actions in the future could harm our reputation and reduce sales. A copy of the first Warning Letter is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2004, and a copy of the second Warning Letter is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2004.

Our success depends on the ICL, which has not been approved for use in the United States.

     We have devoted significant resources and management attention to the development and introduction of our ICL and TICL. Our management believes that the future success of STAAR depends on the approval of the ICL by the FDA and a successful launch of the ICL in North America. The ICL is already approved for use in the countries comprising the European Union and Canada and in parts of Asia. The TICL is approved for use in the countries comprising the European Union. In October 2003, the FDA Ophthalmic Devices Panel recommended that the FDA approve, with conditions, specified uses of the ICL. The FDA has not yet acted on this recommendation, and it could decide to reject the Ophthalmic Devices Panel recommendations. Until the FDA is satisfied with our response to its Warning Letters dated December 22, 2003 and April 23, 2004, we will not be granted approval to market the ICL in the United States. If the FDA does not grant approval of the ICL, or significantly delays its approval, whether because of the issues contained in the Warning Letters or otherwise, our prospects for success will be severely diminished.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

     STAAR pioneered the foldable IOL for use in cataract surgery, and the foldable silicone IOL remains our largest source of revenue. Since we introduced the product, however, competitors have introduced IOLs employing a variety of designs and materials. Over the years these products have gradually taken a larger share of the IOL market, while the market share for STAAR IOLs has decreased. In particular, many surgeons now choose lenses made of acrylic material rather than silicone for their typical patients. In an effort to maintain our competitive position we have introduced a new biocompatible lens material, Collamer, to our line of IOLs. We have also introduced new IOL designs, such as the Toric IOL and have continued to improve and refine the silicone IOL. Sales of these new products, however, have only partially offset declining sales of our silicone IOLs.

     We depend on independent manufacturers’ representatives.

     In an effort to manage costs and bring our products to a wider market, we have entered into long-term agreements with independent regional manufacturers’ representatives, who introduce our products to eye surgeons and provide the training needed to begin using some of our products. Under our agreements with these representatives, each receives a commission on all of our sales within a specified region, including sales on products we sell into their territories without their assistance. Because they are independent contractors, we have a limited ability to manage these representatives or their employees. In addition, a representative may represent manufacturers other than STAAR, although not in competing products. We have been relying on the independent representatives to introduce our new products like Collamer IOLs, Toric IOLs and the AquaFlow Device, and we will rely on them, in part, to help introduce the ICL if it is approved. However, in an effort to balance the risks associated with a purely independent sales force, we have introduced direct sales representatives in certain areas of the U.S. and have also introduced direct application specialists to assist in proctoring and surgeon training to ensure physician compliance and enhance patient outcomes with our high technology products. If the introduction of direct application specialists is not successful, or our independent manufacturers’ representatives do not devote sufficient resources to marketing our products, or if they lack the skills or resources to market our new products, our new products will fail to reach their full sales potential and sales of our established products could decline.

     Product recalls have been costly and may be so in the future.

     Medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. Despite all efforts to achieve the highest level of quality control and advance testing, from time to time defects or technical flaws in our products may not come to light until after the products are sold or consigned. In those circumstances, we have previously made voluntary recalls of our products. Recalls significantly impacted our revenue in 2001 when, in separate instances, we voluntarily recalled our three-piece Collamer lens and certain silicone lenses, and as a result wrote down approximately $3.4 million in inventory in that year. In January 2004, we voluntarily recalled selected lots of IOL cartridges and in February 2004, in an action the FDA considers a recall but where there is no requirement for product to be returned to us, we issued a letter to healthcare professionals advising them of the potential for a change in manifest refraction over time in rare cases involving the single-piece Collamer IOL. Similar recalls could take place again. Courts or regulators can also impose mandatory recalls on us, even if we believe our products are safe and effective. Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience

STAAR SURGICAL COMPANY AND SUBSIDIARIES

caused by recalls and related interruptions in supply, and the damage to our reputation, could cause some professionals to discontinue using our products.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

     In the United States, we must obtain approval from the FDA for each product that we market. Competing in the ophthalmic products industry requires us to continuously introduce new or improved products and processes, and to submit these to the FDA for approval. Obtaining FDA approval is a long and expensive process, and approval is never certain. In addition, our operations in the United States are subject to periodic inspection by the FDA. Such inspection may result in the FDA ordering changes in our business practices, which changes could be costly and have a material adverse effect on our business and results of operations. In particular, we received Warning Letters from the FDA on December 29, 2003 and April 26, 2004, requiring us to take corrective action as discussed elsewhere in this report.

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

     Our products are sold in more than 35 countries. Revenues from international operations make up a significant portion of our total revenue. For the quarter ended April 2, 2004 revenues from international operations were 59% of total revenues. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received. Our most significant currency exposures

STAAR SURGICAL COMPANY AND SUBSIDIARIES

are to the Euro, the Swiss Franc, and the Australian dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions. Fluctuations in the value of the United States dollar against other currencies have not had a material adverse effect on our operating margins and profitability in the past.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

control transaction. They could also have the effect of discouraging others from making tender offers for our common stock or preventing changes in our management.

     Future sales of our common stock could reduce our stock price.

     While our Board of Directors currently has no plans to issue additional shares of common or preferred stock, it may do so in the future to raise additional capital or for other corporate purposes without stockholder approval. In addition, the Board of Directors could designate and sell a class of preferred stock with preferential rights over the common stock with respect to dividends or other distributions. Sales of common or preferred stock could dilute the interest of existing stockholders and reduce the market price of our common stock. Even in the absence of such sales, the perception among investors that additional sales of equity securities may take place could reduce the market price of our common stock.

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

     Foreign currency risk. Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide (primarily, the Euro and Australian dollar). Accordingly, changes in exchange rates, and particularly the strengthening of the US dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. Additionally, as of April 2, 2004, all of our debt is denominated in Swiss Francs and as such, we are subject to fluctuations of the Swiss Franc as compared to the U.S. dollar in converting the value of the debt in U.S. dollars. The U.S. dollar value of the debt is increased by a weaker dollar and decreased by a stronger dollar relative to the Swiss Franc.

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

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 OTHER INFORMATION

Not applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation, as amended.(1)

3.2	By-laws, as amended.(2)

4.5	Stockholders’ Rights Plan, dated effective April 20, 1995.(2)

4.9	Amendment No. 1 to Stockholders’ Rights Plan, dated April 21, 2003.(3)

10.101	Assignment Agreement of the Share Capital of ConceptVision Australia Pty Limited ACN 006 391 928, dated May 5, 2004, between STAAR Surgical Company and Philip Butler Stoney and Robert William Mitchell(4)

10.102	Addendum to the Assignment Agreement of the Share Capital of ConceptVision Australia Pty Limited ACN 006 391 928, dated May 5, 2004, between STAAR Surgical Company and Philip Butler Stoney and Robert William Mitchell(4)

10.103	Employment Agreement, dated May 5, 2004, between ConceptVision Australia Pty Limited ACN 006 391 928 and Philip Butler Stoney(4)

10.104	Employment Agreement, dated May 5, 2004, between ConceptVision Australia Pty Limited ACN 006 391 928 and Robert William Mitchell(4)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003, as filed on May 19, 2003.

(4)	Filed herewith.

(b) Reports on Form 8-K

     On January 9, 2004, the Company filed a Current Report on Form 8-K, furnishing under Item 5, a Warning Letter the Company received from the U.S. Food and Drug Administration on December 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: May 12, 2004	by: /s/ JOHN BILY

John Bily
Chief Financial Officer and
Duly Authorized Officer on
Behalf of the Registrant
(Principal accounting and financial officer)