Form 10-Q
period 2004-07-02
STAAR SURGICAL COMPANY
filed 2004-08-10
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2004

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

The registrant has 20,564,864 shares of common stock, par value $0.01 per share, issued and outstanding as of August 9, 2004.

STAAR SURGICAL COMPANY

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

		January 2,
	July 2, 2004	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,898	$7,286
Accounts receivable, net	5,379	5,518
Inventories	13,303	12,802
Prepaids, deposits, and other current assets	2,011	2,001

Total current assets	35,591	27,607

Investment in joint venture	297	397
Property, plant and equipment, net	6,495	6,638
Patents and licenses, net	5,652	6,059
Goodwill	7,534	6,427
Other assets	109	91

Total assets	$55,678	$47,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,962	$2,950
Accounts payable	4,957	4,739
Other current liabilities	4,713	4,035

Total current liabilities	12,632	11,724
Other long-term liabilities	600	72

Total liabilities	13,232	11,796

Minority interest	22	204

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 20,494 and 18,403 shares	205	184
Additional paid-in capital	98,021	85,948
Accumulated other comprehensive income	304	573
Accumulated deficit	(53,826)	(49,146)

	44,704	37,559
Notes receivable from officers and directors	(2,280)	(2,340)

Total stockholders’ equity	42,424	35,219

Total liabilities and stockholders’ equity	$55,678	$47,219

Note: The amounts presented in the January 2, 2004 balance sheet are derived from the audited financial statements for the year ended January 2, 2004. See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
	2004	2003	2004	2003
Sales	$12,024	$12,950	$25,593	$25,729
Royalty and other income	—	1	—	48

Total revenues	12,024	12,951	25,593	25,777
Cost of sales	5,874	5,895	12,126	11,742

Gross profit	6,150	7,056	13,467	14,035

Selling, general, and administrative expenses:
General and administrative	2,194	2,218	4,263	4,504
Marketing and selling	5,168	4,421	10,104	8,582
Research and development	2,063	1,374	3,349	2,551

Total selling, general, and administrative expenses	9,425	8,013	17,716	15,637

Operating loss	(3,275)	(957)	(4,249)	(1,602)

Other income (expense):
Equity in operations of joint venture	(1)	(31)	(19)	75
Interest income	47	(41)	93	84
Interest expense	(51)	(63)	(89)	(206)
Other income	28	262	228	208

Total other income, net	23	127	213	161

Loss before income taxes and minority interest	(3,252)	(830)	(4,036)	(1,441)
Provision for income taxes	129	315	615	644
Minority interest	(1)	24	29	42

Net loss	$(3,380)	(1,169)	$(4,680)	$(2,127)

Basic and diluted net loss per share	$(.18)	(.07)	$(.25)	$(.12)

Weighted average shares outstanding – Basic and diluted	18,905	17,289	18,655	17,148

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 4,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,680)	$(2,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	967	962
Amortization of intangibles	407	490
Loss on disposal of fixed assets	60	64
Equity in operations of joint venture	100	(76)
Stock-based consultant expense	120	172
Notes receivable reserve	—	(83)
Other	(61)	(57)
Minority interest	21	62
Changes in working capital:
Accounts receivable	139	(940)
Inventories	(501)	(113)
Prepaids, deposits, and other current assets	(10)	377
Accounts payable	218	51
Other current liabilities	192	558

Net cash used in operating activities	(3,028)	(660)

Cash flows from investing activities:
Acquisition of property and equipment	(884)	(270)
Increase in patents and licenses	—	(18)
Purchase of minority interest in subsidiary	(282)	—
Decrease (increase) in other assets	(18)	107
Dividend received from joint venture	—	76
Proceeds from notes receivable and other	120	874

Net cash provided by (used in) investing activities	(1,064)	769

Cash flows from financing activities:
Payments under notes payable	(2)	(2,785)
Net proceeds from private placement	11,688	8,982
Proceeds from exercise of stock options	286	967

Net cash provided by financing activities	11,972	7,164

Effect of exchange rate changes on cash and cash equivalents	(268)	132

Increase in cash and cash equivalents	7,612	7,405
Cash and cash equivalents, at the beginning of the period	7,286	1,009

Cash and cash equivalents, at the end of the period	$14,898	$8,414

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2004

1. Organization and Description of Business

     STAAR Surgical Company (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing Intraocular Lenses (“IOLs”) and other products for minimally invasive cataract surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with cataracts, refractive conditions and glaucoma. Products manufactured by the Company for use in restoring vision adversely affected by cataracts include its line of IOLs, the SonicWAVE™ Phacoemulsification System, and Cruise Control, a disposable filter used in phacoemulsification. Products manufactured by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the VISIAN™ ICL (“ICL”), the VISIAN™ TICL (“TICL”) and the Toric IOL. The Company’s AquaFlow™ Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid thereby reducing intraocular pressure, which otherwise may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

     STAAR Surgical AG is a wholly owned subsidiary formed in Switzerland to develop and manufacture certain of the Company’s products and to distribute worldwide both the Company’s products and products from various other manufacturers.

2. Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly owned and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income. During the six months ended July 2, 2004 and July 4, 2003, the net foreign currency translation gain (loss) was ($268,000) and $132,000, respectively. Net foreign currency transaction gain for the three months ended July 2, 2004 and July 4, 2003 was $13,000 and $197,000, respectively, and for the six months ended July 2, 2004 and July 4, 2003 was $143,000 and $141,000, respectively.

     Investment in the Company’s joint venture, CANON-STAAR Company, Inc., is accounted for using the equity method of accounting.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three and six months ended July 2, 2004 and July 4, 2003, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2004.

     The results of operations for the three and six months ended July 2, 2004 and July 4, 2003 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

     Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under these provisions, the Company continues to measure the cost of stock-based compensation issued to employees using the intrinsic value method provided by Accounting Principles Board Opinion No. 25, while disclosing the effect the fair-value method would have on net income (loss) on a pro forma basis. Under the intrinsic value method, the Company has recognized no cost for options granted under its stock option plans because all options had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Pro forma net loss and loss per share for the three and six months ended July 2, 2004 and July 4, 2003, had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123, are as follows (in thousands, except per share data):

		Three Months Ended		Six Months Ended
		July 2,	July 4,	July 2,	July 4,
		2004	2003	2004	2003
Net loss	As reported	$(3,380)	$(1,169)	$(4,680)	$(2,127)
Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(276)	(421)	(522)	(818)

Net loss	Pro forma	$(3,656)	$(1,590)	$(5,202)	$(2,945)

Loss per share:	Basic and diluted
As reported		$(0.18)	$(0.07)	$(0.25)	$(0.12)

Pro forma		$(0.19)	$(0.09)	$(0.28)	$(0.17)

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

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
	2004	2003	2004	2003
Sales to unaffiliated customers
United States	$5,272	$5,941	$10,811	$11,700
Germany	4,949	5,103	10,857	10,132
Other	1,803	1,906	3,925	3,897

Total	$12,024	$12,950	$25,593	$25,729

     The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

4. Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at July 2, 2004 and January 2, 2004 (in thousands):

	July 2,	January 2,
	2004	2004
Raw materials and purchased parts	$861	$830
Work-in-process	2,312	1,273
Finished goods	10,130	10,699

	$13,303	$12,802

5. Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company adopted SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on December 29, 2001.

     Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS 142, an annual assessment of goodwill for possible impairment was completed during fiscal year 2003 and no impairment was identified. As of July 2, 2004, the carrying value of goodwill was $7.5 million.

     During the quarter ended July 2, 2004, the Company entered into an agreement for the purchase of the 20% minority interest of an 80% owned subsidiary in exchange for cash of $282,000, a short-term note in the amount of $486,000 due in August 2004 included in Other Current Liabilities, and a long-term note in the amount of $542,000 due on November 1, 2007 included in Other Long-Term Liabilities. The transaction resulted in the recording of goodwill of $1.3 million.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company has intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $5.8 million as of July 2, 2004. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years. Amortization expense for the three and six months ended July 2, 2004 and July 4, 2003, was $203,000 and $407,000, and $249,000 and $490,000, respectively.

     The weighted average amortization period for other intangible assets is approximately 15 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2004 (six months)	$267
2005	479
2006	479
2007	479
2008	479

Total	$2,183

6. Loss Per Share

     The Company presents loss per share data in accordance with the provision of SFAS No. 128, “Earnings per Share” (“SFAS 128”), which provides for the calculation of basic and diluted earnings per share. Basic loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and six months ended July 2, 2004 and July 4, 2003, 2,578,748 and 2,538,412 and 2,036,735 and 2,390,526 options to purchase shares of the Company’s common stock, were not included in the determination of the weighted average number of shares outstanding, as their inclusion would be antidilutive.

7. Supply Agreement

     In December 2000, the Company entered into a minimum purchase agreement with a manufacturer for the purchase of viscoelastic solution. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, as requested by the Company. Purchases under the agreement during the three months ended July 2, 2004 and July 4, 2003, were approximately $192,000 and $128,000, respectively, and for the six months ended July 2, 2004 and July 4, 2003 were approximately $346,000 and $270,000, respectively.

     As of July 2, 2004, minimum annual purchase commitments are as follows (in thousands):

Fiscal Year
2004	$720
2005	600
2006	200

Total	$1,520

8. Private Placement

     During the quarter ended July 2, 2004, the Company completed a private placement of 2,000,000 shares of its common stock for net proceeds of $11.7 million.

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

Overview

     STAAR develops and sells innovative products for surgical eye care. We provide products for eye care professionals operating in three sectors of the ophthalmic products industry: cataract surgery, refractive surgery and glaucoma surgery. Our mission is to develop, manufacture and market innovative, visual implants that simplify surgery and improve patient’s quality of vision.

History

•	STAAR developed, patented, and licensed the first foldable intraocular lens, or IOL, for cataract surgery. Made of pliable material, the foldable IOL permitted surgeons for the first time to replace a cataract patient’s lens with minimally invasive surgery. The foldable IOL quickly became the standard of care for cataract surgery throughout the world. STAAR introduced its first versions of the lens, made of silicone material, in 1991.

•	In 1998 STAAR introduced the Toric IOL, the only implantable lens approved for the treatment of astigmatism. The Toric IOL was STAAR’s first venture into the refractive cataract market.

•	In 2000 STAAR introduced an IOL made of our proprietary Collamer® lens material, a uniquely biocompatible polymerized collagen. Collamer mimics the clarity and refractive qualities of the natural human lens better than acrylic lens materials, and is better tolerated by the eye than either silicone or acrylic.

•	In 2003, STAAR’s VISIAN™ ICL became the first phakic IOL to receive an “approvable” recommendation from the FDA’s Ophthalmic Devices Panel. Using the unique biocompatible properties of the Collamer material, the VISIAN™ ICL is implanted in front of the patient’s natural lens to treat refractive errors, such as myopia (nearsightedness). Currently under review in the U.S., the VISIAN™ ICL has received CE Marking, is approved for sale in 37 countries and has been implanted in more than 35,000 eyes worldwide

•	In 2004 STAAR, through its joint venture partner CANON-STAAR, introduced the first pre-loaded lens injector system in international markets. Offering surgeons unprecedented convenience and reliability, the pre-loaded injector will, STAAR’s management believes, become the new standard of care in IOL surgery. The pre-loaded injector is not yet available in the U.S.

Principal Products

     Cataract Surgery. The production and sale of IOLs for use in cataract surgery remains our core business. Our product range for cataract surgery includes the following:

•	Silicone IOLs, in both three-piece and one-piece plate designs;

•	Silicone Toric IOLs, used in cataract surgery to treat astigmatic vision abnormalities;

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OPERATIONS (Continued)

•	Collamer® IOLs, in both three-piece and one-piece plate designs;

•	STAARVISC™ II, a viscoelastic material, which is used as a tissue protective lubricant and to maintain the shape of the eye during surgery;

•	the SonicWAVE™ Phacoemulsification System, which is used to remove a cataract patient’s cloudy lens and has unique low energy and high vacuum characteristics:

•	Cruise Control™, a disposable filter used to increase safety and control during phacoemulsification; and

•	Other auxiliary products for cataract surgery which strengthen our ability to offer a complete range of procedural products.

     Sales of our cataract surgery products accounted for approximately 90 % of our total revenues for the 2003 fiscal year and also for the quarter ended July 2, 2004.

     Refractive Surgery. We have used our uniquely biocompatible Collamer material to develop and manufacture lenses to treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These include the VISIAN™ ICL, or ICL®, and the Toric VISIAN™ TICL, or TICL®. Lenses of this type are generically called “phakic IOLs” or “phakic implants” because they work along with the patient’s natural lens, or phakos, rather than replacing it.

     The ICL has not yet been approved for use in the United States. On October 3, 2003, the Ophthalmic Devices Panel of the Center for Devices and Radiological Health of the United States Food and Drug Administration, or FDA, recommended that, with specified conditions, the FDA approve the ICL for use in correcting myopia in the range of -3 to -15 diopters and reducing myopia in the range of -15 to -20 diopters. If approved, we believe that the ICL will have a significant market as an alternative to LASIK and other available refractive surgical procedures and will likely replace cataract surgery products as STAAR’s largest source of revenue. We are presently working with the FDA to obtain regulatory approval for the ICL.

     The ICL is approved for use in the countries comprising the European Union and in Korea and Canada. The TICL is in clinical trials in the United States, and is approved for use in the countries comprising the European Union and Canada.

     Glaucoma Surgery. We have developed the AquaFlow™ Collagen Glaucoma Drainage Device, also referred to as the AquaFlow Device, as an alternative to current methods of treating open angle glaucoma. The AquaFlow Device is implanted in the sclera (the white of the eye), using a minimally invasive procedure, for the purpose of reducing intraocular pressure.

Significant Factors Affecting Our Business and Recent Highlights

Changing Focus of Research and Development.

     STAAR’s executive management was completely replaced in 2001. The new management team, led by David Bailey, assumed control of a company with a long record of innovation in ophthalmology, but one that had failing financials and was burning cash at a significant rate. STAAR was also embroiled in several legal actions in the past which have affected our cash reserves and we underwent significant restructuring and implemented other cost-cutting measures in 2000 and 2001 to conserve our cash resources. Despite all of these cutbacks, STAAR has continued to devote a significant amount of its resources to developing and introducing the ICL. STAAR management believed (and still believes) that the ICL will ultimately obtain U.S. FDA approval and have long-term advantages over its competition because of its placement in the posterior

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

chamber of the eye and the biocompatability of its Collamer material. To date, these beliefs have been borne out both in the results of the U.S. FDA clinical trial and the growing use of the VISIAN ICL internationally.

     Because of its significant investment in ICL technology, STAAR had limited resources for further developing its mature and well accepted IOL products for cataract treatment but nevertheless introduced the revolutionary pre-loaded injector system developed by its joint venture company in Japan, CANON-STAAR. Management believes however that during the long process of developing and approving the ICL, STAAR overall had failed to match some of its competitors’ improvements to IOL technology and standard delivery systems.

     As U.S. approval of the ICL became more likely in late 2003, and the focus of the ICL project shifted from development to marketing, management began to devote research and development resources to making STAAR’s IOL delivery systems more competitive. In an effort to strengthen the areas of research and development, in December 2003, we bifurcated our research and development function from our regulatory and compliance function and hired Tom Paul, PhD, as Vice President, Research and Development. The resources for these efforts were made available by STAAR’s 2003 private sale of common stock, the proceeds of which would also fund the launching and marketing of the ICL.

     The Warning Letter received from the FDA on December 29, 2003 caused a reassessment of regulatory and compliance spending. The letter made it clear that STAAR needed to accelerate its efforts to improve its quality and regulatory compliance systems. The delay in the approval of the ICL until compliance issues were resolved put additional strain on the Company’s ability to grow its top line, further accelerating the need to invest in improvements to its IOL delivery systems in order to bolster it’s historical cataract base business.

     As a result of the above factors and the receipt of a second Warning letter, the first six months of 2004 saw significant new investments in the restructuring of STAAR’s quality assurance and regulatory compliance functions, and in improving IOL technology, particularly lens delivery systems. While some R&D expense is directly attributable to the response to the FDA’s warning letters of December 22, 2003 and April 26, 2004 and related audits of STAAR’s Monrovia and Nidau facilities, the bulk of the expense results from systemic changes intended to produce a permanent improvement in the areas of research and development and quality assurance and regulatory compliance.

     As described below, the initiative to improve IOL delivery technology resulted in significant progress towards the completion of an improved one-piece Collamer IOL injector, continuous improvements to cartridge injector components for all lenses and a redesigned three-piece Collamer IOL injector. The continuous improvements to cartridges resulted in intermittent supply problems, particularly in the second quarter. The timing of this interruption, which coincided with increased R&D expenditures and a decline in sales of silicone IOLs, contributed to the drop in earnings in the second quarter. The decision to upgrade it’s three piece Collamer lens design to coincide with the introduction of the first dedicated injector for this lens, coupled with a revised Quality System, have resulted in the combined introduction being delayed until late 2004.

     Private Placement. As a result of the delay in the FDA approval of the ICL we needed further cash reserves to adequately invest in research and development and regulatory and compliance. We completed a private placement of 2,000,000 shares of our common stock on June 10, 2004 and received net proceeds of $11.7 million during the quarter ended July 2, 2004. As a result of this transaction, we had approximately $14.9 million in cash and cash equivalents at July 2, 2004, compared to $7.3 million at January 2, 2004.

     Contraction of Silicone IOL market. Market share for silicone IOLs has steadily decreased over the last several years, as many surgeons now choose lenses made of acrylic material rather than silicone for their patients. Management believes that Collamer lens material will ultimately be competitive with acrylic, but to date sales of Collamer IOLs have only partially offset declining sales of silicone IOLs.

     Redesign of Injectors and Three-Piece Collamer IOL. In an effort to improve the competitiveness of our lens injection systems for Collamer IOLs, in the first six months of 2004 we devoted significant resources to improving the injector for the one-piece Collamer IOL and redesigning the three-piece Collamer injector. The redesign of the three-piece Collamer injector resulted in a hiatus in three-piece Collamer lens production, which STAAR took as an opportunity to make minor

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

improvements and enhancements to the lens design. As a result of these efforts, three-piece Collamer IOLs had limited availability in the U.S. during the first six months of 2004.

     Despite weak sales in the second quarter of 2004, sales of Collamer IOLs were still up for the first six months of 2004, compared to the first six months of 2003 driven by one-piece Collamer IOL sales. The redesigned three-piece Collamer IOL injector received 510K approval by the FDA in the second quarter of 2004. We will begin field testing of the redesigned three-piece Collamer lens and injector system in the fourth quarter of 2004 and expect to begin marketing the redesigned system in the U.S. shortly thereafter. Management believes that with the introduction of the improved products growth in Collamer IOL sales will resume in the fourth quarter of 2004 and will accelerate in the first half of 2005.

     The idling of our three-piece Collamer lens production capacity during the redesign process contributed to a drop in gross profit margins during the second quarter. Our gross profit margin was 51.1% for the quarter ended July 2, 2004, compared with 54.5% for the same period in 2003, and 53.9% for the first quarter of 2004.

     Decline in U.S. Sales of IOLs. During the second quarter, the long-term contraction in the Silicone IOL market was intensified by the negative perception in the marketplace of the Warning Letters and recalls, resulting in a 26% decline in U.S. silicone IOL sales. The market noise around compliance issues, along with an interruption in the supply of cartridges, also resulted in a decline in sales of Collamer IOLs. In contrast to recent periods in which improving sales of Collamer IOLs have partially offset declining sales of silicone IOLs, sales of Collamer IOLs instead declined 13% in the second quarter, worsening overall results for the U.S. cataract business during the quarter and resulting in an overall decline of 7.6% in U.S. sales in the quarter.

     Growth in International Sales of VISIAN ICLs and Preloaded Silicone IOLs. The decline in the U.S. cataract business was offset in part by a 22 % increase in international sales of the VISIAN ICL and TICL. In addition, our preloaded silicone lens injector system, newly launched in international markets, experienced strong sales.

     Decline in Distributed Products. Along with our own products we have historically distributed complementary products from other manufacturers to eye care professionals, especially in international markets. As part of our strategy to improve gross profit margins, we are focusing on the distribution of our own higher margin proprietary products. As a result, sales of distributed products sourced from third parties are declining. Despite the increased sales of ICL, TICL and preloaded IOLs internationally, total international sales declined 3.7% in the second quarter of 2004 compared to the same period in 2003 due to decreased sales of distributed products.

     FDA Warning Letters. We received Warning Letters issued by the FDA, dated December 22, 2003 and April 26, 2004, which outlined deficiencies related to our manufacturing and quality assurance systems in our Monrovia, California facility. We are aggressively pursuing corrective actions to remedy the issues. While these issues do not directly relate to the ICL, until the FDA is satisfied with our response it will not grant approval to market the ICL in the United States and we may face FDA restrictions on our established domestic lines of business. These Warning Letters have affected our reputation in the ophthalmic market and affected our product sales adversely for the second quarter of 2004. We also experienced an increase in our research and development expenses as we made fundamental improvements to our quality assurance and regulatory compliance functions to prevent any recurrence of the issues raised in the Warning Letters.

     FDA Inspections. On June 17, 2004, the FDA completed an audit of our Nidau, Switzerland manufacturing facility. The FDA did not observe any violations of our Quality System and Good Manufacturing Practices requirements during this audit. The FDA began their re-audit of the Monrovia, California facility on July 28, 2004 and as of the filing date of this quarterly report, this audit is ongoing. Costs associated with the preparation for these FDA Inspections, and the fundamental improvements made to our quality assurance and regulatory compliance functions, contributed to the 50.1% increase in our research and development expenses for the quarter ended July 2, 2004, compared to the same period in 2003. This absolute level of expenditure is not expected to be repeated going forward.

     Foreign Currency Fluctuations. Our products are sold in more than 35 countries. For the quarter ended July 2, 2004, revenues from international operations were 56% of total revenues. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. For the three months ended July 2, 2004, currency exchange rates had a favorable impact on product sales of approximately $276,000, and an adverse impact on our marketing and selling expenses of approximately $132,000.

     Product Recalls. During the first six months of 2004, we initiated several voluntary recalls of selected lots of IOL cartridges and injectors and in actions the FDA considers a recall but where there is no requirement for product to be returned to us, we issued letters to healthcare professionals advising them of the potential for a change in manifest refraction over time in

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

rare cases involving the single-piece Collamer IOL. Although the direct costs associated with the recalls have not been material, we believe the recalls have adversely affected our revenues from product sales, although the amount of the impact cannot be determined.

     Marketing and Selling. Even if approved by the FDA, the ICL will not reach its full sales potential unless we successfully plan and execute its launch and marketing in the United States. For the quarter ended July 2, 2004, marketing and selling expense increased 16.9% compared to the same period in 2003, due primarily to increased headcount and promotional activities primarily in preparation for the launch of the ICL in the United States.

     Research and Development. We spent 13.1% of our revenue on research and development for the six months ended July 2, 2004, and we expect to spend between 10 % to 11% of our revenue on an annual basis in the future. For the quarter ended July 2, 2004, research and development expenses increased 50.1% compared to the same period in 2003. This was primarily due to our increased investment in insertion systems, the Collamer three-piece IOL system redesign and preparing for the FDA audit of our facilities in Nidau, Switzerland and Monrovia, California, which we have described in greater detail above.

     Purchase of Minority Interest. We also entered into an agreement for the purchase of the 20% minority interest of an 80% owned subsidiary, ConceptVision Australia Pty Limited, in exchange for cash of $282,000, a short-term note in the amount of $486,000 due in August 2004 and a long-term note in the amount of $542,000 due on November 1, 2007. The transaction resulted in the recording of goodwill of $1.3 million.

Results of Operations

     The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total		Percentage	Percentage of		Total Percentage
	Revenues for		Change for	Revenues for		Change for
	Three Months		Three Months	Six Months		Six Months
	July 4,	June 28,	2004 vs.	July 4,	June 28,	2004 vs.
	2004	2003	2003	2004	2003	2003
Total revenues	100.0%	100.0%	(7.2)%	100.0%	100.0%	(0.7)%
Cost of sales	48.9	45.5	(0.4)	47.4	45.6	3.3

Gross profit	51.1	54.5	(12.8)	52.6	54.4	(4.0)

Costs and expenses:
General and administrative	18.2	17.2	(1.1)	16.7	17.4	(5.4)
Marketing and selling	43.0	34.1	16.9	39.4	33.3	17.7
Research and development	17.1	10.6	50.1	13.1	9.9	31.3

Total costs and expenses	78.3	61.9	17.6	69.2	60.6	13.3

Operating loss	(27.2)	(7.4)	242.2	(16.6)	(6.2)	165.2
Other income, net	0.2	1.0	(81.9)	0.8	0.6	32.3

Loss before income taxes and minority interest	(27.0)	(6.4)	291.8	(15.8)	(5.6)	180.1
Income taxes	1.1	2.4	(59.0)	2.4	2.5	(4.5)
Minority interest	0.0	0.2	—	0.1	0.2	(31.0)

Net loss	(28.1)%	(9.0)%	189.1%	(18.3)%	(8.3)%	(120.0)%

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

Revenues

     Product sales for the three months ended July 2, 2004 decreased to $12.0 million, compared to the three months ended July 4, 2003 when they were $13.0 million. Changes in currency exchange rates had a favorable impact on product sales of approximately $276,000. The primary reason for the decrease in product sales, excluding the impact of exchange, was a decrease in U.S. IOL sales due to the market response to the Company’s compliance issues with the FDA and the lack of competitive lens delivery systems. The silicone IOL market, which comprised the largest percentage of the decline in product sales, was also impacted by a believed contraction of this market segment. The decreases in U.S. IOL sales were partially offset by increased sales of the Company’s Visian™ ICL (“ICL”) and Visian™ TICL (“TICL”) in international markets, sales of the newly launched preloaded IOL in international markets, and increased sales of Cruise Control. Despite the growth in sales of ICL, TICL, and preloaded IOLs internationally, total international sales declined due to decreased sales of distributed products as the Company concentrates on the distribution of its higher margin in-house proprietary products. Total revenues for the second quarter of 2003 included $1,000 in royalties from technology licenses that terminated in 2003.

     Product sales for the six months ended July 2, 2004 decreased to $25.6 million, compared to the six months ended July 4, 2003 when they were $25.7 million. Changes in currency exchange rates had a favorable impact on product sales of approximately $1.2 million. The primary reason for the decrease in product sales, excluding the impact of exchange, was a decrease in U.S. silicone IOL sales due to the market response to the Company’s compliance issues with the FDA, the lack of competitive lens delivery systems, and believed contraction of this market segment. Sales of distributed products in international markets also decreased as the Company concentrates its focus on the distribution of its higher margin in-house proprietary product. These sales decreases were partially offset by increased sales of Collamer IOLs, increased sales of the Company’s Visian™ ICL (“ICL”) and Visian™ TICL (“TICL”) in international markets, sales of the newly launched preloaded IOL in international markets, and increased sales of Cruise Control. Total revenues for the first six months of 2003 included $48,000 in royalties from technology licenses that terminated in 2003.

Gross Profit Margin

     Gross profit margin decreased to 51.1% and 52.6% of revenues for the three and six months ended July 2, 2004, respectively, from 54.5% and 54.4% of revenues for the three and six months ended July 4, 2003, respectively. The most significant impact on gross margins for the three and six month periods resulted from increased expenses associated with Manufacturing Engineering and Quality Control and Assurance and the cost related to the three-piece Collamer production capacity that has been idle during the redesign of that system. Margins were also negatively impacted by the decline in U.S. silicone IOL sales which carry higher margins than the majority of products currently sold in the U.S.

Sales and Marketing

     Marketing and selling expense for the quarter ended July 2, 2004 increased $747,000 or 16.9% over the quarter ended July 4, 2003 and $1,522,000 or 17.7% over the same year-to-date period. The increase in marketing and selling expense is due to increased headcount and promotional activities primarily in preparation for the launch of the Visian™ ICL in the U.S. and as a result of the unfavorable impact of foreign exchange. These increases were partially offset by decreased commissions and the cost savings realized from the closure of a subsidiary. The expense related to the launch of the Visian™ ICL is expected to remain at or near second quarter levels in the remaining periods of 2004.

Research and Development

     Research and development expense for the quarter ended July 2, 2004 increased $689,000 or 50.1% over the quarter ended July 4, 2003 and $798,000 or 31.3% over the same year-to-date period. The increased spending is due to a concentrated investment in lens delivery systems and the three-piece Collamer IOL redesign, costs associated with the preparation for the FDA audit of the Company’s Nidau, Switzerland facility and the re-audit of its Monrovia, California facility and increased headcount. While the Company expects to continue its expanded efforts in R&D, the level of expenditure is expected to decline from the levels in the second quarter of 2004.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OPERATIONS (Continued)

Income Taxes

     The Company recorded income taxes for the three months ended July 2, 2004 and July 4, 2003 of $129,000 and $315,000, respectively, and for the six months ended July 2, 2004 and July 4, 2003 of $615,000 and $644,000, respectively, primarily based on the income of its German subsidiary.

Liquidity and Capital Resources

     Cash and cash equivalents at July 2, 2004 increased by approximately $7.6 million relative to January 2, 2004, as a result of net proceeds of $11.7 million received during the quarter from a private placement of 2,000,000 shares of the Company’s common stock, $286,000 received in proceeds from the exercise of stock options, and $120,000 received in payment on a note of a former director. These increases were partially offset by the net loss of $4.7 million adjusted for depreciation, amortization, and other non-cash items totaling $1.6 million and by purchases of property and equipment of $884,000 and the initial payment of $282,000 for the purchase of the minority interest of an 80% owned subsidiary.

     Inventories at July 2, 2004 increased $501,000 relative to January 2, 2004, as the Company’s Switzerland manufacturing facility built additional single-piece Collamer IOL inventory to make facilities available for building ICL inventory in the coming months as the Company prepares for the launch of the ICL in the U.S. Although the dollar value of inventories has increased, the number of days of inventory on hand has decreased to 206 days at July 2, 2004 from 210 days at January 2, 2004.

     During the quarter ended July 2, 2004, the Company entered into an agreement for the purchase of the 20% minority interest of an 80% owned subsidiary in exchange for cash of $282,000, a short-term note in the amount of $486,000 due in August 2004 included in Other Current Liabilities, and a long-term note in the amount of $542,000 due on November 1, 2007 included in Other Long-Term Liabilities. The transaction resulted in the recording of goodwill of $1.3 million.

     Subsidiaries of the Company have foreign credit facilities with different banks to support operations in Switzerland and Germany.

     The Swiss credit agreement, which provides for borrowings of up to 3.75 million Swiss Francs “CHF” (approximately $3.0 million based on the rate of exchange on July 2, 2004), permits either fixed-term or current advances. The interest rate on current advances is 6.0% and 6.5% per annum at July 2, 2004 and July 4, 2003, respectively, plus a commission rate of 0.25% payable quarterly. There were no current advances outstanding at July 2, 2004 or July 4, 2003. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin (4.2% and 4.3% at July 2, 2004 and July 4, 2003, respectively). Borrowings outstanding under the note were CHF 3.7 million at July 2, 2004 (approximately $3.0 million based on the rate of exchange at July 2, 2004) and CHF 4.0 million at July 4, 2003 (approximately $3.0 million based on the rate of exchange on July 4, 2003). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which, among other things, require the maintenance of a minimum level of equity of at least CHF 15.8 million (approximately $12.6 million based on the exchange rate on July 2, 2004) and prevent the subsidiary from entering into other secured obligations or guaranteeing the obligations of others. The agreement also prohibits repayment of loans made by the Company to the subsidiary without the prior consent of the lender. This financial covenant was not met as of July 2, 2004, but the bank has waived such non-compliance. The Company expects to continue to be in violation of this covenant in the near-term and, therefore, is currently renegotiating the terms of the agreement with the bank.

     The Swiss credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.4 million based on the exchange rate on July 2, 2004) and does not have a termination date; Part B presently provides for borrowings of up to CHF 1.0 million ($0.8 million based on the exchange rate on July 2, 2004). The loan amount under Part B of the agreement reduces by CHF 250,000 ($200,000 based on the exchange rate on July 2, 2004) semi-annually.

     The German credit agreement, entered into during fiscal year 2003, provides for borrowings of up to 210,000 EUR ($255,000 at the rate of exchange on July 2, 2004), at a rate of 8.5% per annum and is scheduled to mature in November 2004. The agreement prohibits the subsidiary from paying dividends and is personally guaranteed by the president of the Company’s German subsidiary. There were no borrowings outstanding as of July 2, 2004, but borrowings outstanding as July 4, 2003 were Euro 93,000 ($113,000 based of the exchange rate on July 2, 2004).

     STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OPERATIONS (Continued)

     The following table represents the Company’s known contractual obligations at July 2, 2004 (in thousands):

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes payable	$3,990	$3,448	$—	$542	$—
Capital lease obligations	136	60	73	3	—
Operating lease obligations	2,814	978	1,786	50	—
Purchase obligations	1,520	720	800	—	—

Total	$8,460	$5,206	$2,659	$595	$—

     As of July 2, 2004, the Company had a current ratio of 2.8:1, net working capital of $23.0 million and net equity of $42.4 million compared to January 2, 2004 when the Company’s current ratio was 2.4:1, its net working capital was $15.9 million, and its net equity was $35.2 million.

     The Company’s liquidity requirements arise from its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, proceeds from the private placement of Common Stock, proceeds from option exercises, debt repayments by former officers, and borrowings under the Company’s bank credit facilities. Any withdrawal of support from its banks could have serious consequences to the Company’s liquidity. The Company’s liquidity is dependent, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding.

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

     The Company believes the following represent its critical accounting policies.

•	Revenue Recognition. In general, the Company supplies foldable IOLs on a consignment basis to customers, primarily ophthalmologists, surgical centers, hospitals and other eye care providers and recognizes sales when the IOLs are implanted. Sales of all other products, including sales to foreign distributors, are generally recognized upon shipment.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

•	Goodwill. Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS 142, an annual assessment was completed during 2003, and no impairment has been identified. As of July 2, 2004, the carrying value of goodwill was $7.5 million.

•	Patents and Licenses. The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $5.8 million as of July 2, 2004. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years.

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

     We have a history of losses.

     We have reported losses in each of the last three fiscal years and have an accumulated deficit of $53.8 million as of July 2, 2004. If losses from operations continue, they could adversely affect the market price for our Common Stock and our ability to obtain new financing. In June 2000, we began implementing a restructuring plan aimed at reducing costs and improving operating efficiency. In connection with this plan, we recognized pre-tax charges to earnings of $15.3 million, $7.8 million, and $1.5 million in fiscal 2000, 2001, and 2002. While the restructuring plan has generally improved our profit margins, we cannot be certain that we will succeed in restoring our profitability.

We have limited access to credit and have been in default of the terms of our loan agreements.

     As of July 2, 2004, we failed to comply with a covenant under our principal foreign loan agreement, which prohibits the repayment of loans made by the Company to its Swiss subsidiary without the prior consent of the lender. Accordingly, we had to obtain a waiver from our lender. As of July 2, 2004, we have outstanding balances on the loans of our European subsidiaries of approximately $3.0 million, based on exchange rates on that date. We believe that sufficient cash to fund operations and current growth plans will be provided by cash from operations and existing cash balances. However, it is likely that we will also need access to credit to finance operations and fund future growth. Because of our history of losses we may not be able secure adequate financing for these purposes on terms that are favorable to us or on any terms.

We have received Warning Letters from the FDA, which will delay approval of the ICL and could limit our existing business in the United States.

     On December 29, 2003 and April 26, 2004, we received Warning Letters issued by the FDA. While we are acting to correct the deficiencies identified in the Warning Letters, until the FDA is satisfied with our response, we will not be granted approval to market the ICL in the United States and we may face FDA restrictions on our established domestic lines of business. Even if the FDA approves our corrective action, the publication of the Warning Letters or similar actions in the future could further harm our reputation and sales. A copy of the first Warning Letter is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2004, and a copy of the second Warning Letter is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2004.

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

     STAAR pioneered the foldable IOL for use in cataract surgery, and the foldable silicone IOL remains our largest source of revenue. Since we introduced the product, however, competitors have introduced IOLs employing a variety of designs and materials. Over the years these products have gradually taken a larger share of the IOL market, while the market share for STAAR IOLs has decreased. In particular, many surgeons now choose lenses made of acrylic material rather than silicone for their typical patients. In an effort to maintain our competitive position we have introduced a new biocompatible lens material, Collamer, to our line of IOLs. We have also introduced new IOL designs, such as the Toric IOL, and have continued to improve and refine the silicone IOL. Sales of these new products, however, have only partially offset declining sales of our silicone IOLs.

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

     We compete with much larger companies.

     Our competitors, including Alcon, Inc., AMO, and Bausch & Lomb, Inc., have much greater financial resources than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, make it difficult for us to compete. We have lost significant market share to some of our competitors.

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

     We spent 13.1% of our revenue on research and development for the six months ended July 2, 2004, and we expect to spend between 10-11% of our revenue on an annual basis in the future. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. It is possible that few or none of the products currently under development will become commercially successful.

Failure of users of our products to obtain adequate reimbursement from third-party payors could limit market acceptance of our products, which could affect our sales and profits.

     Many of our products, in particular IOLs and products related to the treatment of glaucoma, are used in procedures that are typically covered by health insurance, HMO plans, Medicare or Medicaid. These third-party payors have recently been trying to contain costs by restricting the types of procedures they reimburse to those viewed as most cost-effective and capping or reducing reimbursement rates. These policies could adversely affect sales and prices of our products. Physicians, hospitals and

STAAR SURGICAL COMPANY AND SUBSIDIARIES

other health care providers may be reluctant to purchase our products if third-party payors do not adequately reimburse them for the cost of our products and the use of our surgical equipment. For example:

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

     Our products are sold in more than 35 countries. Revenues from international operations make up a significant portion of our total revenue. For the quarter ended July 2, 2004 revenues from international operations were 56% of total revenues. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received. Our most significant currency exposures

STAAR SURGICAL COMPANY AND SUBSIDIARIES

are to the Euro, the Swiss Franc, and the Australian dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions. Fluctuations in the value of the United States dollar against other currencies have not had a material adverse effect on our operating margins and profitability in the past.

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

     Foreign currency risk. Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide (primarily, the Euro and Australian dollar). Accordingly, changes in exchange rates, and particularly the strengthening of the US dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. Additionally, as of July 2, 2004, all of our debt is denominated in Swiss Francs and as such, we are subject to fluctuations of the Swiss Franc as compared to the U.S. dollar in converting the value of the debt in U.S. dollars. The U.S. dollar value of the debt is increased by a weaker dollar and decreased by a stronger dollar relative to the Swiss Franc.

ITEM 4 – CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer, David Bailey, and Chief Financial Officer, John Bily, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The annual meeting of the stockholders of the Company (the “Annual Meeting”) was held on May 18, 2004.

b.	At the Annual Meeting, two Class III directors were elected to serve until the annual meeting of stockholders in 2007 and until their successors are duly elected and qualified. The vote was as follows:

	Number of Shares
	For	Withheld
Mr. John R. Gilbert	16,954,336	762,498
Mr. David Morrison	16,754,336	962,498

      The directors whose terms continued after the Annual Meeting and the years their terms expire are as follows:

Class I Director	Term Expires:

Mr. David Bailey	2005

Class II Directors	Term Expires:

Mr. Donald Duffy	2006
Dr. Volker D. Anhaeusser	2006

c.	At the Annual Meeting, the appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was ratified by the stockholders. The vote was as follows:

Number of Shares
For	Against	Abstain
17,603,339	91,402	22,093

ITEM 5 OTHER INFORMATION

Not applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1	Certificate of Incorporation, as amended.(1)

3.2	By-laws, as amended.(2)

4.5	Stockholders’ Rights Plan, dated effective April 20, 1995.(2)

4.9	Amendment No. 1 to Stockholders’ Rights Plan, dated April 21, 2003.(3)

10.1	Stock Purchase Agreement, dated June 4, 2004.(4)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003, as filed on May 19, 2003.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 0-11634, as filed on June 7, 2004.

(5)	Filed herewith.

(b) Reports on Form 8-K

     On May 6, 2004, the Company filed a Current Report on Form 8-K, attaching a Warning Letter the Company received from the U.S. Food and Drug Administration on April 26, 2004.

     On June 9, 2004, the Company filed a Current Report on Form 8-K, announcing that on June 4, 2004, the Company entered into a purchase agreement with a group of private investors for the private placement of 2,000,000 shares of the Company’s common stock.

     On June 18, 2004, the Company filed a Current Report on Form 8-K, providing information related to the completion of the pre-approval inspection of the Company’s Nidau, Switzerland facility, conducted June 14-17, by the U.S. Food and Drug Administration.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: August 10, 2004	By: /s/ JOHN BILY John Bily Chief Financial Officer and (Duly authorized officer and Principal accounting and financial officer)