Form 10-Q
period 2004-10-01
STAAR SURGICAL CO
filed 2004-11-10
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2004

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

The registrant has 20,604,031 shares of common stock, par value $0.01 per share, issued and outstanding as of November 9, 2004.

STAAR SURGICAL COMPANY

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 1,	January 2,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,842	$7,286
Accounts receivable, net	5,329	5,518
Inventories	13,974	12,802
Prepaids, deposits, and other current assets	2,784	2,001

Total current assets	33,929	27,607

Investment in joint venture	127	397
Property, plant and equipment, net	6,246	6,638
Patents and licenses, net	5,520	6,059
Goodwill	7,534	6,427
Other assets	170	91

Total assets	$53,526	$47,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,759	$2,950
Accounts payable	3,657	4,544
Other current liabilities	5,601	4,230

Total current liabilities	12,017	11,724
Other long-term liabilities	617	72

Total liabilities	12,634	11,796

Minority interest	22	204

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 30,000 shares authorized; issued and outstanding 20,602 and 18,403 shares	206	184
Additional paid-in capital	98,421	85,948
Accumulated other comprehensive income	445	572
Accumulated deficit	(56,094)	(49,146)

	42,978	37,558
Notes receivable from officers and directors	(2,108)	(2,339)

Total stockholders’ equity	40,870	35,219

Total liabilities and stockholders’ equity	$53,526	$47,219

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2004	2003	2004	2003
Sales	$12,140	$11,927	$37,733	$37,656
Royalty and other income	—	—	—	48

Total revenues	12,140	11,927	37,733	37,704
Cost of sales	6,043	5,340	18,169	17,082

Gross profit	6,097	6,587	19,564	20,622

Selling, general, and administrative expenses:
General and administrative	2,143	2,324	6,406	6,829
Marketing and selling	4,511	5,048	14,615	13,629
Research and development	1,533	1,323	4,882	3,874
Other charges	—	390	—	390

Total selling, general, and administrative expenses	8,187	9,085	25,903	24,722

Operating loss	(2,090)	(2,498)	(6,339)	(4,100)

Other income (expense):
Equity in operations of joint venture	(170)	84	(189)	160
Interest income	58	64	151	148
Interest expense	(70)	(30)	(159)	(236)
Other income	207	(91)	435	116

Total other income, net	25	27	238	188

Loss before income taxes and minority interest	(2,065)	(2,471)	(6,101)	(3,912)
Provision for income taxes	203	215	818	859
Minority interest	—	24	29	66

Net loss	$(2,268)	$(2,710)	$(6,948)	$(4,837)

Basic and diluted net loss per share	$(.11)	$(.15)	$(.36)	$(.28)

Weighted average shares outstanding –
Basic and diluted	20,550	18,281	19,281	17,504

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1,	October 3,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,948)	$(4,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,477	1,482
Amortization of intangibles	567	710
Loss on disposal of fixed assets	84	167
Equity in operations of joint venture	189	(160)
Stock-based consultant expense	173	291
Write-off of patents	—	2,102
Notes receivable reserve	—	(1,796)
Other	(19)	(94)
Minority interest	21	89
Changes in working capital:
Accounts receivable	189	(386)
Inventories	(1,172)	(209)
Prepaids, deposits, and other current assets	(783)	1
Accounts payable	(887)	295
Other current liabilities	1,371	370

Net cash used in operating activities	(5,738)	(1,975)

Cash flows from investing activities:
Acquisition of property and equipment	(1,169)	(661)
Increase in patents and licenses	(16)	—
Purchase of minority interest in subsidiary	(768)	—
Decrease (increase) in other assets	(91)	115
Dividend received from joint venture	81	76
Proceeds from notes receivable and other	310	3,250

Net cash provided by (used in) investing activities	(1,653)	2,780

Cash flows from financing activities:
Payments under notes payable	(188)	(2,602)
Net proceeds from private placement	11,648	8,950
Proceeds from exercise of stock options	614	1,565

Net cash provided by financing activities	12,074	7,913

Effect of exchange rate changes on cash and cash equivalents	(127)	134

Increase in cash and cash equivalents	4,556	8,852
Cash and cash equivalents, at the beginning of the period	7,286	1,009

Cash and cash equivalents, at the end of the period	$11,842	$9,861

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2004

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

2. Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly owned and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income. During the nine months ended October 1, 2004 and October 3, 2003, the net foreign currency translation gain (loss) was ($127,000) and $134,000, respectively. Net foreign currency transaction gain (loss) for the three months ended October 1, 2004 and October 3, 2003 was $26,000 and ($37,000), respectively, and for the nine months ended October 1, 2004 and October 3, 2003 was $170,000 and $104,000, respectively.

     Investment in the Company’s joint venture, CANON-STAAR Company, Inc., is accounted for using the equity method of accounting.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three and nine months ended October 1, 2004 and October 3, 2003, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2004.

     The results of operations for the three and nine months ended October 1, 2004 and October 3, 2003 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

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

     Pro forma net loss and loss per share for the three and nine months ended October 1, 2004 and October 3, 2003, had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS 123, are as follows (in thousands, except per share data):

		Three Months Ended		Nine Months Ended
		October 1,	October 3,	October 1,	October 3,
		2004	2003	2004	2003
Net loss	As reported	$(2,268)	$(2,710)	$(6,948)	$(4,837)
Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(165)	(421)	(687)	(1,239)

Net loss	Pro forma	$(2,433)	$(3,131)	$(7,635)	$(6,076)

Loss per share:	Basic and diluted
As reported		$(0.11)	$(0.15)	$(0.36)	$(0.28)

Pro forma		$(0.12)	$(0.17)	$(0.40)	$(0.35)

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

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2004	2003	2004	2003
Sales to unaffiliated customers
United States	$5,414	$5,873	$16,224	$17,573
Germany	5,001	4,488	15,858	14,619
Other	1,725	1,566	5,651	5,464

Total	$12,140	$11,927	$37,733	$37,656

     The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs and possible political instability.

4. Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at October 1, 2004 and January 2, 2004 (in thousands):

	October 1,	January 2,
	2004	2004
Raw materials and purchased parts	$928	$830
Work-in-process	2,264	1,273
Finished goods	10,782	10,699

	$13,974	$12,802

5. Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company adopted SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on December 29, 2001.

     Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS 142, an annual assessment of goodwill for possible impairment was completed during fiscal year 2004 and no impairment was identified. As of October 1, 2004, the carrying value of goodwill was $7.5 million.

     During the second quarter of 2004, the Company entered into an agreement for the purchase of the 20% minority interest of an 80% owned subsidiary in exchange for cash of $282,000, a short-term note in the amount of $486,000 due in August 2004 included in Other Current Liabilities, and a long-term note in the amount of $542,000 due on November 1, 2007 included in Other Long-Term Liabilities. The transaction resulted in the recording of goodwill of $1.1 million. The short-term note due in August 2004, was paid as agreed during the quarter ended October 1, 2004.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company has intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $6.0 million as of October 1, 2004. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years. Amortization expense for the three and nine months ended October 1, 2004 and October 3, 2003, was $160,000 and $567,000, and $238,000 and $710,000, respectively.

     The weighted average amortization period for other intangible assets is approximately 15 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2004 (three months)	$120
2005	479
2006	479
2007	479
2008	479

Total	$2,036

6. Loss Per Share

     The Company presents loss per share data in accordance with the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”), which provides for the calculation of basic and diluted earnings per share. Basic loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Options to purchase shares of the Company’s common stock, that were not included in the determination of the weighted average number of shares outstanding, as their inclusion would be antidilutive were 2,786,093 and 1,238,502 for the three months ended October 1, 2004 and October 3, 2003, respectively, and 2,541,533 and 2,108,153 for the nine months ended October 1, 2004 and October 3, 2003, respectively.

7. Supply Agreement

     In December 2000, the Company entered into a minimum purchase agreement with a manufacturer for the purchase of viscoelastic solution. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, as requested by the Company. Purchases under the agreement during the three months ended October 1, 2004 and October 3, 2003, were approximately $154,000 and $201,000, respectively, and during the nine months ended October 1, 2004 and October 3, 2003, were approximately $500,000 and $471,000, respectively.

     As of October 1, 2004, minimum annual purchase commitments are as follows (in thousands):

Fiscal Year
2004	$565
2005	600
2006	200

Total	$1,365

8. Reclassifications

     A reclassification of $195,000 was made from Accounts Payable to Other Current Liabilities on the 2003 Condensed Consolidated Balance Sheet to conform to the 2004 presentation.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks, and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described below under the heading “Factors That May Affect Future Results of Operations.” The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under Item 1— Financial Statements above.

Overview

     STAAR develops and sells innovative products for surgical eye care. We provide products for eye care professionals operating in three sectors of the ophthalmic products industry: cataract surgery, refractive surgery and glaucoma surgery. Our mission is to develop, manufacture and market innovative visual implants that simplify surgery and improve the patient’s quality of vision.

History

•	STAAR developed, patented, and licensed the first foldable intraocular lens, or IOL, for cataract surgery. Made of pliable material, the foldable IOL permitted surgeons for the first time to replace a cataract patient’s lens with minimally invasive surgery. The foldable IOL quickly became the standard of care for cataract surgery throughout the world. STAAR introduced its first versions of the lens, made of silicone material, in 1991.

•	In 1998, STAAR introduced the Toric IOL, the only implantable lens approved for the treatment of astigmatism. The Toric IOL was STAAR’s first venture into the cataract refractive market.

•	In 2000, STAAR introduced an IOL made of our proprietary Collamer® lens material, a unique biocompatible polymerized collagen. Collamer mimics the clarity and refractive qualities of the natural human lens better than acrylic lens materials, and is better tolerated by the eye than either silicone or acrylic.

•	In 2003, STAAR’s VISIAN™ ICL became the first phakic IOL to receive an “approvable” recommendation from the FDA’s Ophthalmic Devices Panel. Using the unique biocompatible properties of the Collamer material, the VISIAN™ ICL is implanted in front of the patient’s natural lens to treat refractive errors, such as myopia (nearsightedness). Currently under review in the U.S., the VISIAN™ ICL has received CE Marking, is approved for sale in 37 countries and has been implanted in more than 35,000 eyes worldwide

•	In 2004, STAAR, through its joint venture company CANON-STAAR, introduced the first pre-loaded lens injector system in international markets. Offering surgeons unprecedented convenience and reliability, the pre-loaded injector will, STAAR’s management believes, become the new standard of care in IOL surgery. The pre-loaded injector is not yet available in the U.S.

Principal Products

     Cataract Surgery. The production and sale of IOLs for use in cataract surgery remains our core business. Our products for cataract surgery include the following:

•	Silicone IOLs, in both three-piece and one-piece designs;

•	Silicone Toric IOLs, used in cataract surgery to treat astigmatism;

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

•	Collamer® IOLs, in both three-piece and one-piece designs;

•	STAARVISC™ II, a viscoelastic material, which is used as a tissue protective lubricant and to maintain the shape of the eye during surgery;

•	the SonicWAVE™ Phacoemulsification System, which is used to remove a cataract patient’s cloudy lens and has low energy and high vacuum characteristics;

•	Cruise Control™, a disposable filter used to increase safety and control during phacoemulsification; and

•	Other auxiliary products for cataract surgery, manufactured by others, which strengthen our ability to offer a complete range of procedural products.

     Sales of our cataract surgery products accounted for approximately 90% of our total revenues for the 2003 fiscal year and 91% for the quarter ended October 1, 2004.

     Refractive Surgery. We have used our unique biocompatible Collamer material to develop and manufacture lenses to treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These include the VISIAN™ ICL, or ICL®, and the Toric VISIAN™ TICL, or TICL®. Lenses of this type are generically called “phakic IOLs” or “phakic implants” because they work along with the patient’s natural lens, or phakos, rather than replacing it.

     The ICL and TICL have not yet been approved for use in the United States. On October 3, 2003, the Ophthalmic Devices Panel of the Center for Devices and Radiological Health of the United States Food and Drug Administration, or FDA, recommended that, with specified conditions, the FDA approve the ICL for use in correcting myopia in the range of -3 to -15 diopters and reducing myopia in the range of -15 to -20 diopters. If approved, we believe that the ICL will have a significant market as an alternative to LASIK and other available refractive surgical procedures and will likely replace cataract surgery products as STAAR’s largest source of revenue. We are presently working with the FDA to obtain regulatory approval for the ICL.

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

Significant Factors Affecting Our Business and Recent Highlights

Changing Focus of Research and Development.

     STAAR’s executive management was completely replaced in 2001. The new management team assumed control of a company with a long record of innovation in ophthalmology, but one that had failing financial results and was expending cash at a significant rate. STAAR was also embroiled in several legal actions which affected our cash reserves. The new management implemented significant restructuring and other cost-cutting measures in 2000 and 2001 to conserve our cash resources. Despite these cutbacks, STAAR has continued to devote a significant amount of its resources to developing and introducing the ICL. STAAR management believes that the ICL will ultimately obtain FDA approval and have long-term advantages over its competition because of its placement in the posterior chamber of the eye and the biocompatability of its Collamer material. To date, these beliefs have been borne out both in the results of the FDA clinical trial and the growing use of the ICL internationally.

     Because of its significant investment in ICL technology, STAAR had limited resources for further developing its mature and well accepted IOL products for cataract treatment. Nevertheless, the Company introduced the first pre-loaded injector system which was developed by its joint venture company in Japan, CANON-STAAR. Management believes, however, that during the long

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

process of developing and seeking approval for the ICL, STAAR overall failed to match some of its competitors’ improvements to IOL technology and standard delivery systems.

     As U.S. approval of the ICL appeared more likely in late 2003, and the focus of the ICL project shifted from development to marketing, management began to devote research and development resources to making STAAR’s IOL delivery systems more competitive. In an effort to strengthen the areas of research and development, in December 2003, we separated our research and development function from our regulatory and compliance function and hired Tom Paul, PhD as Vice President, Research and Development and James Farnworth as Vice President, Regulatory and Quality Assurance. The resources for these efforts were made available by STAAR’s 2003 private sale of common stock, the proceeds of which would also fund the launching and marketing of the ICL.

     The Warning Letter received from the FDA on December 29, 2003 caused STAAR to accelerate its efforts to improve its quality and regulatory compliance systems. The delay in the approval of the ICL until compliance issues were resolved further accelerated the need to invest in improvements to its IOL delivery systems in order to maintain its core cataract business.

     As a result of the above factors and the receipt of a second Warning Letter, the first nine months of 2004 saw significant new investments in the restructuring of STAAR’s quality assurance and regulatory compliance functions, and in improving IOL technology, particularly lens delivery systems. While some R&D expense is directly attributable to the response to the FDA’s Warning Letters of December 22, 2003 and April 26, 2004 and related audits of STAAR’s Monrovia, California and Nidau, Switzerland facilities, the bulk of the expense results from systemic changes intended to produce a permanent improvement in the areas of research and development and quality assurance and regulatory compliance.

     As described below, the initiative to improve IOL delivery technology resulted in significant progress towards the completion of an improved one-piece Collamer IOL injector, continuous improvements to cartridge injector components for all lenses and a redesigned three-piece Collamer IOL injector. The continuous improvements to cartridges resulted in intermittent supply problems, particularly in the second quarter of 2004. The timing of this interruption, which coincided with increased R&D expenditures and a decline in sales of silicone IOLs, contributed to the drop in earnings in the second quarter. The decision to upgrade our three-piece Collamer lens design to coincide with the introduction of the first dedicated injector for this lens, coupled with a revised quality system, have resulted in the combined introduction being delayed until the first quarter of 2005.

     Private Placement. As a result of the delay in the FDA approval of the ICL, we sought further cash reserves to adequately invest in research and development and regulatory and compliance. We completed a private placement of 2,000,000 shares of our common stock on June 10, 2004 and received net proceeds of $11.7 million during the second quarter of 2004. As a result of this transaction, we had approximately $11.8 million in cash and cash equivalents at October 1, 2004, compared to $7.3 million at January 2, 2004.

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

     Redesign of Injectors and Three-Piece Collamer IOL. In an effort to improve the competitiveness of our lens injection systems for Collamer IOLs, in the first nine months of 2004 we devoted significant resources to improving the injector for the one-piece Collamer IOL and redesigning the three-piece Collamer injector. The redesign of the three-piece Collamer injector resulted in a hiatus in three-piece Collamer lens production, which STAAR took as an opportunity to make minor improvements and enhancements to the lens design. As a result of these efforts, three-piece Collamer IOLs had limited availability during the first nine months of 2004.

     We expect to begin marketing the redesigned system in the U.S. in the first quarter of 2005. Management believes that, with the

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

introduction of the improved products, growth in Collamer IOL sales will resume in the first quarter of 2005 and accelerate in the second half of 2005.

     The idling of our three-piece Collamer lens production capacity during the redesign process contributed to a drop in gross profit margins during the third quarter of 2004. Our gross profit margin was 50.2% for the quarter ended October 1, 2004, compared with 55.2% for the same period in 2003, and 51.1% for the second quarter of 2004.

     Decline in U.S. Sales of IOLs. During the nine months ended October 1, 2004, the long-term contraction in the silicone IOL market was intensified by the negative perception in the marketplace of the Warning Letters and recalls described below, resulting in a 17% decline in U.S. silicone IOL sales. The market’s reaction to the compliance issues, along with an interruption in the supply of cartridges, also resulted in a decline in sales of Collamer IOLs. In contrast to recent periods in which improving sales of Collamer IOLs partially offset declining sales of silicone IOLs, sales of Collamer IOLs declined 18% in the third quarter, worsening overall results for the U.S. cataract business during the quarter and resulting in an overall decline of 7.8% in U.S. sales in the quarter.

     Growth in International Sales of VISIAN ICLs and Preloaded Silicone IOLs. The decline in the U.S. cataract business during the quarter was offset in part by a 66% increase in international sales of the VISIAN ICL and TICL. In addition, our preloaded silicone lens injector system, newly launched in international markets, experienced strong sales. This growth in the business resulted in an increase in international sales of 11.1% for the third quarter of 2004 compared to the same period in 2003.

     Decline in Distributed Products. Along with our own products we have historically distributed complementary products from other manufacturers, especially in international markets. As part of our strategy to improve gross profit margins, we are focusing on the distribution of our own higher margin proprietary products. As a result, sales of distributed products sourced from third parties are declining.

     FDA Warning Letters. We received Warning Letters issued by the FDA, dated December 22, 2003 and April 26, 2004, which outlined deficiencies related to our manufacturing and quality assurance systems in our Monrovia, California facility. We are aggressively pursuing corrective actions to remedy the issues. While these issues do not directly relate to the ICL, until the FDA is satisfied with our response it is not likely to grant approval to market the ICL in the United States and we may face FDA restrictions on our established domestic lines of business. These Warning Letters have affected our reputation in the ophthalmic market and have adversely affected our product sales for the nine months ended October 1, 2004. We also experienced an increase in our research and development expenses as we made fundamental improvements to our quality assurance and regulatory compliance functions to prevent any recurrence of the issues raised in the Warning Letters.

     FDA Inspections. On September 23, 2004, the FDA completed an audit of our Monrovia, California manufacturing facility. At the conclusion of the audit, the FDA issued a form “FDA 483 Inspectional Observations” described more fully in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2004. We delivered our response to the FDA on November 5, 2004. Until the FDA is satisfied with our response, it is unlikely to grant us approval to market the VISIAN™ ICL in the United States. On June 17, 2004, the FDA completed an audit of our Nidau, Switzerland manufacturing facility. The FDA did not observe any violations of our Quality System and Good Manufacturing Practices requirements during this audit. Costs associated with the preparation for these FDA inspections, and the fundamental improvements made to our quality assurance and regulatory compliance functions, contributed to the 15.9% increase in our research and development expenses (which included regulatory and quality assurance expenses) for the quarter ended October 1, 2004, compared to the same period in 2003.

     Foreign Currency Fluctuations. Our products are sold in more than 35 countries. For the quarter ended October 1, 2004, revenues from international operations were 55% of total revenues. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. For the three months ended October 1, 2004, currency exchange rates had a favorable impact on product sales of approximately $430,000, and an adverse impact on our marketing and selling expenses of approximately $258,000.

     Product Recalls. During the first nine months of 2004, we initiated several voluntary recalls of selected lots of IOL cartridges and injectors. In actions the FDA considers a recall, but where there is no requirement for product to be returned to us, we issued letters to healthcare professionals advising them of the potential for a change in manifest refraction over time in

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

rare cases involving the single-piece Collamer IOL. Although the direct costs associated with the recalls have not been material, we believe the recalls have adversely affected our revenues from product sales, although the amount of the impact cannot be determined.

     Marketing and Selling. As a result of the delay in the launch of the ICL in the United States, the Company reduced its expenditures on related promotional activities resulting in a decrease in marketing and selling expense of 10.6% for the quarter ended October 1, 2004 compared to the same period in 2003.

     Research and Development. We spent 12.9% of our revenue on research and development (which includes regulatory and quality assurance expenses) for the nine months ended October 1, 2004, and we expect to spend between 10 % to 11% of our revenue on an annual basis in the future. For the quarter ended October 1, 2004, research and development expenses increased 15.9% compared to the same period in 2003. This was primarily due to our increased investment in injection systems, the redesign of the Collamer three-piece IOL and injector and preparing for the FDA audit of our facilities in Nidau, Switzerland and Monrovia, California, described above.

     Purchase of Minority Interest. In May 2004, we entered into an agreement for the purchase of the 20% minority interest of an 80% owned subsidiary, ConceptVision Australia Pty Limited, in exchange for cash of $282,000, a short-term note in the amount of $486,000 due in August 2004 and a long-term note in the amount of $542,000 due on November 1, 2007. The transaction resulted in the recording of goodwill of $1.1 million. The short-term note was paid in full during the quarter ended October 1, 2004.

Results of Operations

     The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total		Percentage	Percentage of Total		Percentage
	Revenues for		Change for	Revenues for		Change for
	Three Months		Three Months	Nine Months		Nine Months
	October	October	2004	October	October	2004
	1,	3,	vs.	1,	3,	vs.
	2004	2003	2003	2004	2003	2003
Total revenues	100.0%	100.0%	1.8%	100.0%	100.0%	0.1%
Cost of sales	49.8	44.8	13.2	48.2	45.3	6.4

Gross profit	50.2	55.2	(7.4)	51.8	54.7	(5.1)

Costs and expenses:
General and administrative	17.7	19.5	(7.8)	17.0	18.1	(6.2)
Marketing and selling	37.1	42.3	(10.6)	38.7	36.1	7.2
Research and development	12.6	11.1	15.9	12.9	10.3	26.0
Other charges	—	3.2	(100.0)	—	1.0	(100.0)

Total costs and expenses	67.4	76.1	(9.9)	68.6	65.5	4.8

Operating loss	(17.2)	(20.9)	(16.3)	(16.8)	(10.8)	54.6
Other income, net	0.2	0.2	(7.4)	0.6	0.5	26.6

Loss before income taxes and minority interest	(17.0)	(20.7)	(16.4)	(16.2)	(10.3)	56.0
Income taxes	1.7	1.8	(5.6)	2.1	2.3	(4.8)
Minority interest	0.0	0.2	(100.0)	0.1	0.2	(56.1)

Net loss	(18.7)%	(22.7)%	(16.3)%	(18.4)%	(12.8)%	43.6%

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

Revenues

     Product sales for the three months ended October 1, 2004 increased to $12.1 million, compared to the three months ended October 3, 2003 when they were $11.9 million. Product sales for each of the nine month periods ended October 1, 2004 and October 3, 2003, were $37.7 million. Changes in currency exchange rates had a favorable impact on product sales of approximately $430,000 and $1.6 million, for the three and nine months ended October 1, 2004, respectively. The primary reason for the decrease in product sales for both the three and nine months ended October 1, 2004 compared to the same periods in 2003, excluding the impact of exchange rates, was a decrease in U.S. IOL sales due to the market response to the Company’s compliance issues with the FDA and the lack of competitive lens delivery systems. The silicone IOL market, which comprised the largest percentage of the decline in product sales, was also impacted by contraction of this market segment as many surgeons now choose lenses made of acrylic material. The Company also experienced decreased sales of distributed products as it concentrates on the distribution of its higher margin proprietary products. The decreases in U.S. IOLs sales and sales of distributed products were partially offset by increased sales of the Company’s Visian™ ICL (“ICL”) and Visian™ TICL (“TICL”) in international markets, sales of the newly launched preloaded IOLs in international markets, and increased sales of Cruise Control.

     Total revenues for the first nine months of 2003 included $48,000 in royalties from technology licenses that terminated in 2003.

Gross Profit Margin

     Gross profit margin decreased to 50.2% and 51.8% of revenues for the three and nine months ended October 1, 2004, respectively, from 55.2% and 54.7% of revenues for the three and nine months ended October 3, 2003, respectively. The most significant impact on gross margins for the three and nine month periods resulted from increased expenses associated with manufacturing engineering and quality control and assurance and the cost related to the write-off of three-piece Collamer IOL inventory and related production capacity that has been idle during the redesign of that product. Margins were also negatively impacted during the quarter ended October 1, 2004 by a temporary yield loss as the Company’s Swiss manufacturing facility introduced manufacturing process improvements.

General and Administrative

     General and administrative expense for the quarter ended October 1, 2004 decreased $181,000, or 7.8%, over the quarter ended October 3, 2003 and decreased $423,000, or 6.2%, over the same year to date period. The decrease for the quarter was due to decreased legal fees and the savings associated with subsidiaries that were closed or relocated. The decrease in general and administrative expense for the nine month period ended October 1, 2004 compared to the same period in 2003, is the result of lower bank charges associated with the extinguishment, in 2003, of the Company’s domestic credit line and the savings associated with subsidiaries that were closed or relocated.

Sales and Marketing

     Marketing and selling expense for the quarter ended October 1, 2004 decreased $537,000, or 10.6%, over the quarter ended October 3, 2003 and increased $986,000, or 7.2%, over the same year-to-date period. The decrease in marketing and selling expense for the three months ended October 1, 2004, is due primarily to decreased promotional activities, primarily in response to the delay in the launch of the Visian™ ICL in the U.S. The increase in marketing and selling expense for the nine months ended October 1, 2004, was due primarily to increased headcount in the U.S. due to the addition of direct sales representatives for a newly established sales territory in the Pacific Northwest Region and as a result of the addition of proctors-trainers used principally to train physicians in the ICL implantation technique. Marketing and selling expense also increased internationally due to increased salaries. These increases were partially offset by decreased promotional activities, primarily in response to the delay in the launch of the Visian™ ICL in

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

the U.S. and the cost savings realized from the closure of a subsidiary. Marketing and selling expense, for the three and nine months ended October 1, 2004, was also impacted unfavorably by fluctuations in foreign currency rates of approximately $258,000 and $566,000, respectively.

Research and Development

     Research and development, which includes regulatory and quality assurance expense, for the quarter ended October 1, 2004 increased $210,000, or 15.9%, over the quarter ended October 3, 2003 and $1.0, million or 26.0%, over the same year-to-date period. The increased spending for the three and nine months is due primarily to increased headcount in research and development in support of the redesigned insertion systems and three-piece Collamer IOL. Regulatory and quality assurance expense increased on additional expenditures for consulting and professional fees related to the FDA re-audit of the Company’s Monrovia, California facility. These increased costs were partially offset by decreased R&D expenses of subsidiaries as the Company consolidated all its R&D efforts into one location for more effective management of projects.

Income Taxes

     The Company recorded income taxes for the three months ended October 1, 2004 and October 3, 2003 of $203,000 and $215,000, respectively, and for the nine months ended October 1, 2004 and October 3, 2003 of $818,000 and $859,000, respectively, primarily based on the income of its German subsidiary.

Liquidity and Capital Resources

     Cash and cash equivalents at October 1, 2004 increased by approximately $4.6 million relative to January 2, 2004, as a result of net proceeds of $11.6 million received in the second quarter of 2004 from a private placement of 2,000,000 shares of the Company’s common stock, $614,000 received in proceeds from the exercise of stock options, and $310,000 received in payments on notes of former directors. These increases were partially offset by the net loss of $6.9 million adjusted for depreciation, amortization, and other non-cash items totaling $2.5 million, investments in inventory of $1.2 million, purchases of property and equipment of $1,169.000 and payments of $768,000 for the purchase of the 20% minority interest of an 80% owned subsidiary.

     Inventories at October 1, 2004 increased $1.2 million relative to January 2, 2004, as the Company’s Swiss manufacturing facility built Collamer IOL inventory and ICL inventory in anticipation of the launch of the ICL in the U.S. Although the dollar value of inventories has increased, the number of days of inventory on hand of 210 days at October 1, 2004 remains unchanged from what it was at January 2, 2004.

     Prepaids, deposits, and other current assets and other current liabilities increased due to insurance renewals that took place during the quarter ended October 1, 2004.

     Subsidiaries of the Company have foreign credit facilities with different banks to support operations in Switzerland and Germany.

     The Swiss credit agreement, as amended on August 2, 2004, provides for borrowings of up to 3.75 million Swiss Francs “CHF” (approximately $3.0 million based on the rate of exchange on October 1, 2004), and permits either fixed-term or current advances. The interest rate on current advances is 6.0% per annum at October 1, 2004 and January 2, 2004, respectively, plus a commission rate of 0.25% payable quarterly. There were no current advances outstanding at October 1, 2004 or January 2, 2004. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency, plus an individual margin (4.4% at October 1, 2004 and 4.2% at January 2, 2004). Borrowings outstanding under the facility were CHF 3.4 million at October 1, 2004 (approximately $2.8 million based on the rate of exchange at October 1, 2004) and CHF 3.7 million at January 2, 2004 (approximately $3.0 million based on the rate of exchange on January 2, 2004). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which, among other things, require the maintenance of a minimum level of equity of at least $12.0 million and prevents the Swiss subsidiary from entering into other secured obligations or guaranteeing the obligations of others. The agreement also prohibits the sale or transfer of patents or licenses without the prior consent of the lender and the terms of intercompany receivables may not exceed 90 days.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
(Continued)

     The Swiss credit facility is divided into two parts. Part A provides for borrowings of up to CHF 3.0 million ($2.4 million based on the exchange rate on October 1, 2004) and does not have a termination date. Part B presently provides for borrowings of up to CHF 750,000 ($602,000 based on the exchange rate on October 1, 2004). The loan amount under Part B of the agreement reduces by CHF 250,000 ($200,000 based on the exchange rate on October 1, 2004) semi-annually.

     The German credit agreement, entered into during fiscal year 2003, provides for borrowings of up to 210,000 EUR ($261,000 based on the exchange rate on October 1, 2004), at a rate of 8.5% per annum and is scheduled to mature in November 2004. The agreement prohibits our German subsidiary from paying dividends and is personally guaranteed by the president of the subsidiary. There were no borrowings outstanding as of October 1, 2004 or January 2, 2004.

     The Company was in compliance with the covenants of its credit facilities as of October 1, 2004.

     As of October 1, 2004, the Company had a current ratio of 2.8:1, net working capital of $21.9 million and net equity of $40.9 million compared to January 2, 2004 when the Company’s current ratio was 2.4:1, its net working capital was $15.9 million, and its net equity was $35.2 million.

     The Company’s liquidity requirements arise from its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, proceeds from the private placement of Common Stock, proceeds from option exercises, debt repayments by former directors, and borrowings under the Company’s bank credit facilities. Any withdrawal of support from its bank could have serious consequences to the Company’s liquidity. The Company’s liquidity is dependent, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding.

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

     The Company believes the following represent its critical accounting policies.

•	Revenue Recognition. In general, the Company supplies foldable IOLs on a consignment basis to customers, primarily ophthalmologists, surgical centers, hospitals and other eye care providers and recognizes sales when the IOLs are implanted. Sales of all other products, including sales to foreign distributors, are generally recognized upon shipment.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

•	Goodwill. Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS 142, an annual assessment was completed during 2004, and no impairment has been identified. As of October 1, 2004, the carrying value of goodwill was $7.5 million.

•	Patents and Licenses. The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $6.0 million as of October 1, 2004. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years.

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

     We have a history of losses.

     We have reported losses in each of the last three fiscal years and have an accumulated deficit of $56.1 million as of October 1, 2004. If losses from operations continue, they could adversely affect the market price for our Common Stock and our ability to obtain new financing. In June 2000, we began implementing a restructuring plan aimed at reducing costs and improving operating efficiency. In connection with this plan, we recognized pre-tax charges to earnings of $15.3 million, $7.8 million, and $1.5 million in fiscal 2000, 2001, and 2002. While the restructuring plan has generally improved our profit margins, we cannot be certain that we will succeed in restoring our profitability.

     We have limited access to credit and have been in default of the terms of our loan agreements.

     As of October 1, 2004, we have outstanding balances on the loan of a European subsidiary of approximately $2.8 million, based on exchange rates on that date. We believe that sufficient cash to fund operations and current growth plans will be provided by cash from operations and existing cash balances. However, it is likely that we will also need access to credit to finance operations and fund future growth. Because of our history of losses we may not be able secure adequate financing for these purposes on terms that are favorable to us or on any terms. Should these losses continue, we also risk defaulting on the terms of our loan agreement particularly as it relates to the maintenance of minimum levels of equity.

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

     We have devoted significant resources and management attention to the development and introduction of our ICL and TICL. Our management believes that the future success of STAAR depends on the approval of the ICL by the FDA and a successful launch of the ICL in North America. The ICL is already approved for use in the countries comprising the European Union and Canada and in parts of Asia. The TICL is approved for use in the countries comprising the European Union. In October 2003, the FDA Ophthalmic Devices Panel recommended that the FDA approve, with conditions, specified uses of the ICL. The FDA has not yet acted on this recommendation, and it could decide to reject the Ophthalmic Devices Panel recommendations. Until the FDA is satisfied with our response to its Warning Letters dated December 22, 2003 and April 23, 2004, and its 483 Inspectional Observations issued on September 23, 2004, we will not be granted approval to market the ICL in the United States. If the FDA does not grant approval of the ICL, or significantly delays its approval, whether because of the issues contained in the Warning Letters, 483 Inspectional Observations or otherwise, our prospects for success will be severely diminished.

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

     STAAR pioneered the foldable IOL for use in cataract surgery, and the foldable silicone IOL is one of our largest sources of revenue. Since we introduced the product, however, competitors have introduced IOLs employing a variety of designs and materials. Over the years these products have gradually taken a larger share of the IOL market, while the market share for STAAR IOLs has decreased. In particular, many surgeons now choose lenses made of acrylic material rather than silicone for their typical patients. In an effort to maintain our competitive position we have introduced a new biocompatible lens material, Collamer, to our line of IOLs. We have also introduced new IOL designs, such as the Toric IOL, and have continued to improve and refine the silicone IOL. Sales of these new products, however, have only partially offset declining sales of our silicone IOLs.

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

     We compete with much larger companies.

     Our competitors, including Alcon, Inc., Advanced Medical Optics, Inc., and Bausch & Lomb, Inc., have much greater financial resources than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, make it difficult for us to compete. We have lost significant market share to some of our competitors.

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

     Our evaluation of internal controls and remediation of potential problems will be costly and time consuming and could expose weaknesses in our financial reporting.

     The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require us to provide our assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Our independent auditors will be required to confirm in writing whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004.

     We believe that we currently have adequate controls over financial reporting, and that any weaknesses identified in our internal controls will not be material. To date, this process has been both expensive and time consuming, and has required significant attention of management. We cannot assure you that we will not discover material weaknesses in our internal controls. We also cannot assure you that we will complete the process of our evaluation and the auditors’ attestation on time. If we do discover a material weakness, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price or result in the delisting of our Common Stock from Nasdaq, especially if a restatement of financial statements for past periods were to be necessary.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

     We spent 12.9% of our revenue on research and development (including regulatory and quality assurance) for the nine months ended October 1, 2004, and we expect to spend between 10-11% of our revenue on an annual basis in the future. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. It is possible that few or none of the products currently under development will become commercially successful.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

products and samples. We are also subject to government regulation over the prices we charge and the rebates we offer to customers. Complying with government regulation substantially increases the cost of developing, manufacturing and selling our products.

     In the United States, we must obtain approval from the FDA for each product that we market. Competing in the ophthalmic products industry requires us to continuously introduce new or improved products and processes, and to submit these to the FDA for approval. Obtaining FDA approval is a long and expensive process, and approval is never certain. In addition, our operations in the United States are subject to periodic inspection by the FDA. Such inspection may result in the FDA ordering changes in our business practices, which changes could be costly and have a material adverse effect on our business and results of operations. In particular, we received Warning Letters from the FDA on December 29, 2003 and April 26, 2004, and FDA 483 Inspectional Observations on September 23, 2004, requiring us to take corrective action as discussed elsewhere in this report.

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

     Our products are sold in more than 35 countries. Revenues from international operations make up a significant portion of our total revenue. For the quarter ended October 1, 2004 revenues from international operations were 55% of total revenues. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received. Our most significant currency exposures are to the Euro, the Swiss Franc, and the Australian dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions. Fluctuations in the value of the United States dollar against other currencies have not had a material adverse effect on our operating margins and profitability in the past.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

     We risk losses through litigation.

     Since September 24, 2004, multiple class action lawsuits have been filed in the United States District Courts for the Central District of California and the District of New Mexico against the Company and its Chief Executive Officer on behalf of all persons who acquired the Company's securities during various periods between April 3, 2003 and September 28, 2004. The lawsuits generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects of the Company's ICL, thereby artificially inflating the price of the Company's Common Stock. The defendants generally seek to recover compensatory damages, including interest. The Company expects that these lawsuits will be consolidated into a single action and intends to vigorously defend these lawsuits. While we intend to vigorously defend these lawsuits, these lawsuits will require significant attention of management and could result in substantial costs and harm our reputation.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

     Our stock price has fluctuated widely, ranging from $3.05 to $15.44 during the year ended January 2, 2004. Our stock price could continue to experience significant fluctuations in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in regulatory status, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

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

     Interest rate risk. Our $2.8 million of debt is based on the borrowings of our international subsidiaries. The majority of our international borrowings bear an interest rate that is linked to Euro market conditions and, thus, our interest rate expense will fluctuate with changes in those conditions. If interest rates were to increase or decrease by 1% for the year, our annual interest rate expense would increase or decrease by approximately $28,000.

     Foreign currency risk. Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide (primarily, the Euro and Australian dollar). Accordingly, changes in exchange rates, and particularly the strengthening of the US dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. Additionally, as of October 1, 2004, all of our debt is denominated in Swiss Francs and as such, we are subject to fluctuations of the Swiss Franc as compared to the U.S. dollar in converting the value of the debt in U.S. dollars. The U.S. dollar value of the debt is increased by a weaker dollar and decreased by a stronger dollar relative to the Swiss Franc.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

      Since September 24, 2004, multiple class action lawsuits have been filed in the United States District Courts for the Central District of California and the District of New Mexico against the Company and its Chief Executive Officer on behalf of all persons who acquired the Company’s securities during various periods between April 3, 2003 and September 28, 2004. The lawsuits generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects of the Company’s ICL, thereby artificially inflating the price of the Company’s Common Stock. The defendants generally seek to recover compensatory damages, including interest. The Company expects that these lawsuits will be consolidated into a single action and intends to vigorously defend these lawsuits.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 OTHER INFORMATION

Not applicable

ITEM 6 EXHIBITS

Exhibits

3.1	Certificate of Incorporation, as amended.(1)
3.2	By-laws, as amended.(2)
4.5	Stockholders’ Rights Plan, dated effective April 20, 1995.(2)
4.9	Amendment No. 1 to Stockholders’ Rights Plan, dated April 21, 2003.(3)
10.101	Master Credit Agreement dated August 2, 2004 between STAAR Surgical AG and UBS AG.(4)
10.102*	Offer Letter dated August 26, 2004 between STAAR Surgical Company and James Farnworth.(4)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

*	Compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003, as filed on May 19, 2003.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY
Date: November 10, 2004	By: /s/ JOHN BILY John Bily Chief Financial Officer and (Duly authorized officer and principal accounting and financial officer)