Form 10-K/A
period 2004-12-31
STAAR SURGICAL CO
filed 2005-04-21
CIK 718937

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

EXPLANATORY NOTE
      STAAR Surgical Company (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 (the “Report”) to update the financial statements and related disclosures to reflect the Company’s receipt, on April 4, 2005, of $13.5 million in net proceeds from the private placement of shares of the Company’s common stock (the “Private Placement”). As a result of the Private Placement, the Company’s independent registered public accounting firm has re-issued its opinion on the Company’s financial statements to remove a qualifying paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. The financing is described in this Amended Report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements — Note 19- Subsequent Event.”
      The following sections of the Amended Report have been revised or added to reflect the removal of the independent registered public accounting firm’s qualification:

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Report of Independent Registered Public Accounting Firm;

•	Note 1 to Consolidated Financial Statements of the Company;

•	Note 19 to Consolidated Financial Statements of the Company; and

•	Independent Registered Public Accounting Firm Report on Schedule.
      Additionally, on April 14, 2005, the SEC announced a new rule that delays the implementation of FASB Statement No. 123 (revised 2004), Share-Based Payment, to the beginning of fiscal 2006. Descriptions of this new accounting pronouncement included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements — Note 1 — Significant Accounting Policies” have been updated to reflect this change.
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
      Private Placement. Due to the issues raised the FDA’s Warning Letters and the delay in the FDA approval of the ICL, we sought additional cash to invest in research and development, regulatory and compliance, and manufacturing engineering and to support other operating activities. This was accomplished through the private placement of 4,100,000 shares of our Common Stock on April 4, 2005, which generated net proceeds of $13.5 million and 2,000,000 shares of our Common Stock on June 10, 2004 which generated net proceeds of $11.6 million.
      Cash Flow. During fiscal 2004, we used $8.8 million in cash for operating activities and $1.7 million for property plant and equipment, ending fiscal 2004 with $9.3 million in cash and cash equivalents and short-term investments compared to $7.3 million in cash and cash equivalents at the end of fiscal 2003. We used $2.5 million in cash in the fourth quarter of 2004 and expect to use $3.5 million in the first quarter of 2005. During the fourth quarter of 2004, we took steps to reduce operating expenses by reducing our reliance on outside consultants. This reduction in spending is expected to result in savings of approximately $1.0 million annually. In early February 2005, we implemented additional cost reduction strategies, including the reduction in size of our direct sales force, which are expected to result in another $1.0 million in annualized cost savings. We will continue to pursue other cost savings opportunities with the goal of realizing a total of $3.0 million in annual cost savings. We do not expect to realize significant benefits from the cost reductions in the first quarter of 2005 and while the benefit of the cost reductions will be fully implemented in the second quarter, a continued decline in U.S. sales could offset some of the savings for future periods. The Company expects operating losses and negative cash flows to continue until such time as the issues presented in the FDA Warning Letter dated December 22, 2003 and the 483 Observations are resolved and the ICL is approved for sale in the United States.
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
      Due to a continued decline in U.S. sales, lower gross profit, and increased operating expenses the Company sustained significant losses and negative cash flows from operations for the year ended December 31, 2004. In order to fund its current operations including its research and development and regulatory and compliance efforts, the Company has relied on cash provided by private placements of its Common Stock, which generated net proceeds of $13.5 million on April 4, 2005 and $11.6 million on June 10, 2004. The Company believes that as a result of these financings, it currently has sufficient cash to meet its funding requirements over the next year. However, the Company expects operating losses and negative cash flows to continue until such time as the issues presented in the FDA Warning Letter dated December 22, 2003 and the 483 Observations are resolved and the ICL is approved for sale in the U.S. To reduce operating losses and negative cash flows for the year ended December 30, 2005, the Company expects to take the following actions: (1) continue to aggressively address the issues presented in the FDA Warning Letter of December 22, 2003 and the 483 Observations; (2) work closely with the independent sales force and ophthalmic community to reverse the negative perceptions and sales trends of the Company’s existing lines of business; (3) further reduce discretionary spending; and (4) explore other strategic and financial options. However, there can be no assurance that the Company will be successful in executing its strategies.
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

We have only limited working capital.
      Our current sources of working capital are sufficient to satisfy our anticipated working capital requirements for fiscal 2005. However, the issues resulting from the Warning Letter of December 22, 2003 and the 483 Observations raise uncertainties about the sufficiency of our working capital for future years and we may have to consider alternative sources of funding. There can be no assurance as to the availability of such funding or the terms upon which it might be available.

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
      Because of our history of losses, we may not be able to obtain future financing on satisfactory terms or at all. Any such financing may involve substantial dilution to existing shareholders.

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
      Many of our products, in particular IOLs and products related to the treatment of glaucoma, are used in procedures that are typically covered by health insurance, HMO plans, Medicare or Medicaid. These third-

party payors have recently been trying to contain costs by restricting the types of procedures they reimburse to those viewed as most cost-effective and capping or reducing reimbursement rates. These policies could adversely affect sales and prices of our products. Physicians, hospitals and other health care providers may be reluctant to purchase our products if third-party payors do not adequately reimburse them for the cost of our products and the use of our surgical equipment. For example:

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
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities as of the beginning of the next fiscal year that begins after June 15, 2005. The Company has not quantified the potential effect of adoption of SFAS No. 123R, but believes that the adoption of this statement will result in a decrease to earnings.
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
      (3) Exhibits

3.1	Certificate of Incorporation, as amended(8)

3.2	By-laws, as amended(9)

†4	.1	1991 Stock Option Plan of STAAR Surgical Company(2)

†4	.2	1995 STAAR Surgical Company Consultant Stock Plan(3)

†4	.3	1996 STAAR Surgical Company Non-Qualified Stock Plan(4)

4.4		Stockholders’ Rights Plan, dated effective April 20, 1995(9)

†4	.5	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(5)

4.6		Form of Certificate for Common Stock, par value $0.01 per share(14)

†4	.7	2003 Omnibus Equity Incentive Plan and form of Option Grant and Stock Option Agreement(13)

4.8		Amendment No. 1 to Stockholders’ Rights Plan, dated April 21, 2003(15)

4.9		Registration Rights Agreement, dated June 4, 2004(19)

10.1		Joint Venture Agreement, dated May 23, 1988, among the Company, Canon Sales Co, Inc. and Canon, Inc., and Exhibit B, Technical Assistance and License Agreement, dated September 6, 1988, between the Company and Canon Staar Co., Inc.(7)

10.2		Settlement Agreement among the Company, Canon, Inc., Canon Sales Co., Inc., and Canon Staar Company, Inc. dated September 28, 2001(10)

10.3		Indenture of Lease dated September 1, 1993, between the Company and FKT Associates and First through Third Additions Thereto(9)

10.4		Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates(9)

10.5		Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates(17)

10.6		Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto(6)

10.7		Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(17)

10.8		Standard Industrial/ Commercial Multi-Tenant Lease-Gross dated April 5, 2000, entered into between the Company and Kilroy Realty, L.P.(9)

10.9		Amendment No. 1 to Standard Industrial/ Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen(17)

10.10		Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/ SA(22)

10.11		Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(22)

10.12		Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(22)

10.13		Commercial Lease Agreement dated November 29, 2000, between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG(22)

10.14		Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex(16)

10.15		Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(9)

†10	.16	Promissory Note dated June 16, 1999, from Peter J. Utrata to the Company(8)

†10	.17	Stock Pledge Agreement dated June 16, 1999, by Peter J. Utrata in favor of the Company(8)

†10	.18	Promissory Note dated June 2, 2000, from Peter J. Utrata to the Company(9)

†10	.19	Stock Pledge Agreement dated June 2, 2000, between the Company and Peter J. Utrata(9)

†10	.20	Mortgage dated July 16, 2004, between the Company and Peter J. Utrata(22)

†10	.21	Forbearance Agreement dated July 22, 2004, between the Company and Peter J. Utrata(22)

†10	.22	Employment Agreement dated December 19, 2000, between the Company and David Bailey(9)

†10	.23	Stock Option Plan and Agreement for Chief Executive Officer dated November 13, 2001, between the Company and David Bailey(10)

†10	.24	Stock Option Certificate dated August 9, 2001, between the Company and David Bailey(22)

†10	.25	Stock Option Certificate dated January 2, 2002, between the Company and David Bailey(22)

†10	.26	Stock Option Certificate dated February 14, 2003, between the Company and David Bailey(22)

†10	.27	Amended and Restated Stock Option Certificate dated February 12, 2003, between the Company and David Bailey(22)

†10	.28	Stock Option Certificate dated May 9, 2000, between the Company and Volker Anhaeusser(22)

†10	.29	Stock Option Certificate dated May 31 2000, between the Company and Volker Anhaeusser(22)

†10	.30	Stock Option Certificate dated May 30, 2002, between the Company and Volker Anhaeusser(22)

†10	.31	Stock Option Agreement dated November 13, 2001, between the Company and David R. Morrison(10)

†10	.32	Stock Option Certificate dated February 13, 2003, between the Company and Donald Duffy(22)

†10	.33	Employment Agreement dated January 3, 2002, between the Company and John Bily(11)

†10	.34	Stock Option Certificate dated January 18, 2002, between the Company and John C. Bily(22)

†10	.35	Amended and Restated Stock Option Certificate dated February 12, 2003, between the Company and John C. Bily(22)

†10	.36	Offer of Employment dated July 12, 2002, from the Company to Nick Curtis(22)

†10	.37	Amendment to Offer of Employment dated February 14, 2003 from the Company to Nick Curtis(22)

†10	.38	Stock Option Certificate dated February 14, 2003, between the Company and Nicholas Curtis(22)

†10	.39	Amended and Restated Stock Option Certificate dated February 12, 2003, between the Company and Nicholas Curtis(22)

†10	.40	Employment Agreement dated March 18, 2005, between the Company and Tom Paul(22)

†10	.41	Employment Agreement dated March 18, 2005, between the Company and James Farnworth(22)

†10	.42	Form of Indemnification Agreement between the Company and certain officers and directors(22)

†10	.43	Managing Director’s Contract of Employment, dated June 22, 1993, between Domilens and Guenther Roepstorff(22)

†10	.44	Supplementary Agreement #1 to the Managing Director’s Contract of Employment, dated November 25, 1997, between STAAR Surgical AG and Guenther Roepstorff(22)

†10	.45	Supplementary Agreement #2 to the Managing Director’s Contract of Employment dated January 1, 1998, between Domilens and Guenther Roepstorff(22)

†10	.46	Supplementary Agreement #3 to the Managing Director’s Contract of Employment dated January 1, 2003, between Domilens and Guenther Roepstorff(22)

†10	.47	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited ACN 006 391 928 and Philip Butler Stoney(18)

†10	.48	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited ACN 006 391 928 and Robert William Mitchell(18)

#10	.49	Assignment Agreement of the Share Capital of Domilens Vertrieb fuer medizinische Produkte GmbH dated January 3, 2003, between STAAR Surgical AG and Guenther Roepstorff(12)

10.50		Assignment Agreement of the Share Capital of ConceptVision Australia Pty Limited ACN 006 391 928, dated May 5, 2004, between the Company and Philip Butler Stoney and Robert William Mitchell(18)

10.51		Addendum to the Assignment Agreement of the Share Capital of ConceptVision Australia Pty Limited ACN 006 391 928, dated May 5, 2004, between the Company and Philip Butler Stoney and Robert William Mitchell(18)

10.52		Form of Purchase Agreement dated June 11, 2003, entered into between the Company and Crestwood Capital Partners, LP; Crestwood Capital International, Ltd; Crestwood Capital Partners II, LP; RS Emerging Growth Pacific Partners Master Fund Unit Trust; RS Emerging Growth Pacific Partners LP, Prism Partners I, LP; Prism Partners II Offshore Fund; Prism Partners Offshore Fund; Vertical Ventures Investments, LLC; Smithfield Fiduciary, LLC, individually(21)

10.53		Stock Purchase Agreement dated June 4, 2004, between the Company and Andesite Management, L.P., Colonial Fund LLC, Domain Public Equity Partners, L.P., Fortis L Fund Equity Pharma World, Fortis L Fund Opportunity World, Heartland Group, Inc., ProMed Offshore Fund, Ltd., ProMed Partners, L.P., ProMed Partners II, L.P., Sagitta Asset Management Ltd., SF Capital Partners, Ltd., Special Situations Cayman Fund L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Ursus Capital, L.P., Ursus Offshore, Ltd., Zeke, LP(19)

10.54		Master Credit Agreement dated August 2, 2004, between STAAR Surgical AG and UBS AG(20)

10.55		Credit Agreement effective January 13, 2003, between Domilens Gmbh and Postbank(12)

†10	.56	Promissory Note dated March 29, 2002, between the Company and Pollet & Richardson(22)

†#10	.57	Security Agreement dated March 29, 2002, between the Company and Pollet & Richardson(12)

14.1		Code of Ethics(22)

21.1		List of Significant Subsidiaries(22)

23.1		Consent of BDO Seidman, LLP**

31.1		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1		Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	Filed herewith

†	Management contract or compensatory plan or arrangement

#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed on March 11, 1994.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 033-60241, as filed on June 15, 1995.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended January 3, 1997, as filed on April 2, 1997.

(5)	Incorporated by reference from the Company’s Proxy Statement, for its Annual Meeting of Stockholders held on May 29, 1998, as filed on May 1, 1998.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended January 1, 1999, as filed on April 1, 1999.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999, as filed on March 30, 2000.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended December 29, 2000, as filed on March 29, 2001.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28, 2001, as filed on March 28, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report, for the period ended June 28, 2002, as filed on August 12, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 3, 2003, as filed on April 3, 2003.

(13)	Incorporated by reference from the Company’s Proxy Statement, for its Annual Meeting of Stockholders held on June 18, 2003, as filed on May 19, 2003.

(14)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/ A, as filed on April 18, 2003.

(15)	Incorporated by reference to the Company’s Quarterly Report, for the period ended April 4, 2003, as filed on May 19, 2003.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K/ A, for the year ended December 29, 2000, as filed on May 9, 2001.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.

(18)	Incorporated by reference to the Company’s Quarterly Report, for the period ended April 2, 2004, as filed on May 12, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed on June 9, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report, for the period ended October 1, 2004, as filed on November 10, 2004.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed on June 13, 2003.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004, as filed on March 30, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

By:	/s/ David Bailey

David Bailey
President and Chief Executive Officer
(principal executive officer)

Date: April 20, 2005

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
March 16, 2005, except for Note 19
which is as of April 4, 2005.

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
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STAAR Surgical Company as of December 31, 2004 and January 2, 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 16, 2005, except for Note 19 which is as of April 4, 2005, expressed an unqualified opinion thereon.

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
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities as of the beginning of the next fiscal year that begins after June 15, 2005. The Company has not quantified the potential effect of adoption of SFAS No. 123R, but believes that the adoption of this statement will result in a decrease to earnings.
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
NOTE 19 — SUBSEQUENT EVENT
      On April 4, 2005, the Company completed a private placement of 4,100,000 shares of its Common Stock, at a price of $3.50 per share, resulting in net proceeds of $13.5 million. The proceeds will be used to fund the Company’s working capital requirements over the next 12 months.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON SCHEDULE
To the Board of Directors
STAAR Surgical Company
      The audits referred to in our report dated March 16, 2005, except for Note 19 which is as of April 4, 2005, relating to the consolidated financial statements of STAAR Surgical Company and Subsidiaries, which is contained in Item 8 of this Annual Report on Form 10-K included the audit of Schedule II, Valuation and Qualifying Accounts and Reserves as of December 31, 2004, and for each of the three years in the period ended December 31, 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.
      In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

By:	/s/ BDO Seidman, LLP

Los Angeles, California
March 16, 2005, except for Note 19 which is as of April 4, 2005.

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