Form 10-K/A
period 2004-12-31
STAAR SURGICAL CO
filed 2005-05-10
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)
|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the fiscal year ended December 31, 2004

or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-11634

STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-3797439
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

(626) 303-7902
(Registrant’s telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

None

        Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  |X|    No  |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  |X|    No  |_|

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s definitive proxy statement relating to its 2005 annual meeting of stockholders, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

Explanatory Note

        STAAR Surgical Company is filing this Amendment No. 2 to its Annual Report on Form 10-K to revise the information provided under Item 9A, “Controls and Procedures.”   The only items filed herewith are Item 9A, the signature page, the consent of our independent registered public accounting firm and the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.  With the exception of the foregoing, no other information in the Annual Report on Form 10-K for the year ended December 31, 2004 has been supplemented, updated or amended.

ITEM 9A. CONTROLS AND PROCEDURES

        Attached as exhibits to this Annual Report on Form 10-K are certifications of STAAR’s Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Page F-3 of Amendment No. 1 to this Annual Report on Form 10-K sets forth the report of BDO Seidman, LLP, our independent registered public accounting firm, regarding its audit of STAAR’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the BDO Seidman, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

        The Company’s management, with the participation of the CEO and PAO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-K. Based on that evaluation, the CEO and the PAO concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures are effective in accumulating and communicating to them in a timely manner material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic reports filed with the Securities Exchange Commission.

Management Report on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

        The Company’s management, with the participation of the CEO and PAO, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2004.

        BDO Seidman LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company contained in this report, has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on Page F-3 of Amendment No. 1 to this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There was no change in internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY By: /s/ David Bailey —————————————— David Bailey Vice President and Principal Accounting Officer
Date: May 9, 2005 ——————————————

Exhibit Index

Exhibit No.	Item
4.1	1991 Stock Option Plan of STAAR Surgical Company(1)
† 4.2	1995 STAAR Surgical Company Consultant Stock Plan(2)
† 4.3	1996 STAAR Surgical Company Non-Qualified Stock Plan(3)
4.4	Stockholders' lefts Plan, dated effective April 20, 1995(8)
† 4.5	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(4)
4.6	Form of Certificate for Common Stock, par value $0.01 per share(13)
† 4.7	2003 Omnibus Equity Incentive Plan and form of Option Grant and Stock Option Agreement(12)
4.8	Amendment No. 1 to Stockholders' lefts Plan, dated April 21, 2003(14)
4.9	Registration lefts Agreement, dated June 4, 2004(18)
10.1	Joint Venture Agreement, dated May 23, 1988, among the Company, Canon Sales Co, Inc. and Canon, Inc., and Exhibit B, Technical Assistance and License Agreement, dated September 6, 1988, between the Company and Canon Staar Co., Inc.(6)
10.2	Settlement Agreement among the Company, Canon, Inc., Canon Sales Co., Inc., and Canon Staar Company, Inc. dated September 28, 2001(9)
10.3	Indenture of Lease dated September 1, 1993, between the Company and FKT Associates and First through Third Additions Thereto(8)
10.4	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates(8)
10.5	Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates(16)
10.6	Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto(5)
10.7	Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(16)
10.8	Standard Industrial/ Commercial Multi-Tenant Lease-Gross dated April 5, 2000, entered into between the Company and Kilroy Realty, L.P.(8)
10.9	Amendment No. 1 to Standard Industrial/ Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen(16)
10.10	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/ SA(21)
10.11	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(21)
10.12	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(21)
10.13	Commercial Lease Agreement dated November 29, 2000, between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG(21)
10.14	Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex(15)
10.15	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(8)
† 10.16	Promissory Note dated June 16, 1999, from Peter J. Utrata to the Company(7)
† 10.17	Stock Pledge Agreement dated June 16, 1999, by Peter J. Utrata in favor of the Company(7)
† 10.18	Promissory Note dated June 2, 2000, from Peter J. Utrata to the Company(8)
† 10.19	Stock Pledge Agreement dated June 2, 2000, between the Company and Peter J. Utrata(8)
† 10.20	Mortgage dated July 16, 2004, between the Company and Peter J. Utrata(21)
† 10.21	Forbearance Agreement dated July 22, 2004, between the Company and Peter J. Utrata(21)
† 10.22	Employment Agreement dated December 19, 2000, between the Company and David Bailey(8)
† 10.23	Stock Option Plan and Agreement for Chief Executive Officer dated November 13, 2001,between the Company and David Bailey(9)
† 10.24	Stock Option Certificate dated August 9, 2001, between the Company and David Bailey(21)
† 10.25	Stock Option Certificate dated January 2, 2002, between the Company and David Bailey(21)
† 10.26	Stock Option Certificate dated February 14, 2003, between the Company and David Bailey(21)
† 10.27	Amended and Restated Stock Option Certificate dated February 12, 2003, between the Company and David Bailey(21)
† 10.28	Stock Option Certificate dated May 9, 2000, between the Company and Volker Anhaeusser(21)
† 10.29	Stock Option Certificate dated May 31 2000, between the Company and Volker Anhaeusser(21)
† 10.30	Stock Option Certificate dated May 30, 2002, between the Company and Volker Anhaeusser(21)
† 10.31	Stock Option Agreement dated November 13, 2001, between the Company and David R.Morrison(9)
† 10.32	Stock Option Certificate dated February 13, 2003, between the Company and Donald Duffy(21)
† 10.33	Employment Agreement dated January 3, 2002, between the Company and John Bily(10)
† 10.34	Stock Option Certificate dated January 18, 2002, between the Company and John C. Bily(21)
† 10.35	Amended and Restated Stock Option Certificate dated February 12, 2003, between the Company and John C. Bily(21)
† 10.36	Offer of Employment dated July 12, 2002, from the Company to Nick Curtis(21)
† 10.37	Amendment to Offer of Employment dated February 14, 2003 from the Company to Nick Curtis(21)
† 10.38	Stock Option Certificate dated February 14, 2003, between the Company and Nicholas Curtis(21)
† 10.39	Amended and Restated Stock Option Certificate dated February 12, 2003, between the Company and Nicholas Curtis(21)
† 10.40	Employment Agreement dated March 18, 2005, between the Company and Tom Paul(21)
† 10.41	Employment Agreement dated March 18, 2005, between the Company and James Farnworth(21)
† 10.42	Form of Indemnification Agreement between the Company and certain officers and directors(21)
† 10.43	Managing Director's Contract of Employment, dated June 22, 1993, between Domilens and Guenther Roepstorff(21)
† 10.44	Supplementary Agreement #1 to the Managing Director's Contract of Employment, dated November 25, 1997, between STAAR Surgical AG and Guenther Roepstorff(21)
† 10.45	Supplementary Agreement #2 to the Managing Director's Contract of Employment dated January 1, 1998, between Domilens and Guenther Roepstorff(21)
† 10.46	Supplementary Agreement #3 to the Managing Director's Contract of Employment dated January 1, 2003, between Domilens and Guenther Roepstorff(21)
† 10.47	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited ACN 006 391 928 and Philip Butler Stoney(17)
† 10.48	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited ACN 006 391 928 and Robert William Mitchell(17)
#10.49	Assignment Agreement of the Share Capital of Domilens Vertrieb fuer medizinische Produkte mbH dated January 3, 2003, between STAAR Surgical AG and Guenther Roepstorff(11)
10.50	Assignment Agreement of the Share Capital of ConceptVision Australia Pty Limited ACN 006 391 928, dated May 5, 2004, between the Company and Philip Butler Stoney and Robert William Mitchell(17)
10.51	Addendum to the Assignment Agreement of the Share Capital of ConceptVision Australia Pty Limited ACN 006 391 928, dated May 5, 2004, between the Company and Philip Butler Stoney and Robert William Mitchell(17)
10.52	Form of Purchase Agreement dated June 11, 2003, entered into between the Company and Crestwood Capital Partners, LP; Crestwood Capital International, Ltd; Crestwood CapitalPartners II, LP; RS Emerging Growth Pacific Partners Master Fund Unit Trust; RS EmergingGrowth Pacific Partners LP, Prism Partners I, LP; Prism Partners II Offshore Fund; PrismPartners Offshore Fund; Vertical Ventures Investments, LLC; Smithfield Fiduciary, LLC,individually(20)
10.53	Stock Purchase Agreement dated June 4, 2004, between the Company and Andesite Management,L.P., Colonial Fund LLC, Domain Public Equity Partners, L.P., Fortis L Fund Equity Pharma World, Fortis L Fund Opportunity World, Heartland Group, Inc., ProMed Offshore Fund,Ltd., ProMed Partners, L.P., ProMed Partners II, L.P., Sagitta Asset Management Ltd., SF Capital Partners, Ltd., Special Situations Cayman Fund L.P., Special Situations Fund III,L.P., Special Situations Private Equity Fund, L.P., Ursus Capital, L.P., Ursus Offshore,Ltd., Zeke, LP(18)
10.54	Master Credit Agreement dated August 2, 2004, between STAAR Surgical AG and UBS AG(19)
10.55	Credit Agreement effective January 13, 2003, between Domilens Gmbh and Postbank(11)
† 10.56	Promissory Note dated March 29, 2002, between the Company and Pollet & Richardson(21)
10.57	Security Agreement dated March 29, 2002, between the Company and Pollet & Richardson(11)
14.1	Code of Ethics(21)
21.1	List of Significant Subsidiaries(21)
23.1	Consent of BDO Seidman, LLP**
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_________________________

**	Filed herewith
†	Management contract or compensatory plan or arrangement
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request
(1)	Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 033-76404, as filed on March 11, 1994.
(2)	Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 033-60241, as filed on June 15, 1995.
(3)	Incorporated by reference from the Company's Annual Report on Form 10-K, for the year ended January 3, 1997, as filed on April 2, 1997.
(4)	Incorporated by reference from the Company's Proxy Statement, for its Annual Meeting of Stockholders held on May 29, 1998, as filed on May 1, 1998.
(5)	Incorporated by reference from the Company's Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.
(6)	Incorporated by reference from the Company's Annual Report on Form 10-K, for the year ended January 1, 1999, as filed on April 1, 1999.
(7)	Incorporated by reference from the Company's Annual Report on Form 10-K, for the year ended December 31, 1999, as filed on March 30, 2000.
(8)	Incorporated by reference from the Company's Annual Report on Form 10-K, for the year ended December 29, 2000, as filed on March 29, 2001.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-K, for the year ended December 28, 2001, as filed on March 28, 2002.
(10)	Incorporated by reference to the Company's Quarterly Report, for the period ended June 28, 2002, as filed on August 12, 2002.
(11)	Incorporated by reference to the Company's Annual Report on Form 10-K, for the year ended January 3, 2003, as filed on April 3, 2003.
(12)	Incorporated by reference from the Company's Proxy Statement, for its Annual Meeting of Stockholders held on June 18, 2003, as filed on May 19, 2003.
(13)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A/ A, as filed on April 18, 2003.
(14)	Incorporated by reference to the Company's Quarterly Report, for the period ended April 4, 2003, as filed on May 19, 2003.
(15)	Incorporated by reference from the Company's Annual Report on Form 10-K/ A, for the year ended December 29, 2000, as filed on May 9, 2001.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.
(17)	Incorporated by reference to the Company's Quarterly Report, for the period ended April 2, 2004, as filed on May 12, 2004.
(18)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed on June 9, 2004.
(19)	Incorporated by reference to the Company's Quarterly Report, for the period ended October 1, 2004, as filed on November 10, 2004.
(20)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed on June 13, 2003.
(21)	Previously filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 2004, as originally filed on March 30, 2005.