Form 10-Q
period 2005-04-01
STAAR SURGICAL CO
filed 2005-05-11
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2005

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-11634

STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-3797439
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1911 Walker Avenue, Monrovia, California,   91016
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

The registrant has 24,790,638 shares of common stock, par value $0.01 per share, issued and outstanding as of May 10, 2005.

STAAR SURGICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 1, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,401	$4,187
Short-term investments	1,875	5,125
Accounts receivable, net	6,385	6,217
Inventories	14,459	15,084
Prepaids, deposits, and other current assets	2,465	1,969

Total current assets	28,585	32,582

Investment in joint venture	125	125
Property, plant and equipment, net	5,870	6,163
Patents and licenses, net	5,280	5,400
Goodwill	7,534	7,534
Other assets	151	169

Total assets	$47,545	$51,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,839	$3,004
Accounts payable	4,376	5,313
Other current liabilities	5,239	5,162

Total current liabilities	11,454	13,479
Other long-term liabilities	647	632

Total liabilities	12,101	14,111

Minority interest	14	22

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares
authorized; none issued	--	--
Common stock, $.01 par value; 30,000 shares
authorized; issued and outstanding 20,691 at April 1,
2005 and 20,664 at December 31, 2004	207	207
Additional paid-in capital	98,821	98,691
Accumulated other comprehensive income	712	1,024
Accumulated deficit	(62,816)	(60,478)

	36,924	39,444
Notes receivable from officers and directors	(1,494)	(1,604)

Total stockholders' equity	35,430	37,840

Total liabilities and stockholders' equity	$47,545	$51,973

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2005	April 2, 2004

Sales	$13,678	$13,569
Cost of sales	7,228	6,252

Gross profit	6,450	7,317

Selling, general and administrative expenses:
General and administrative	2,350	2,069
Marketing and selling	4,852	4,936
Research and development	1,283	1,285

Total selling, general and administrative expenses	8,485	8,290

Operating loss	(2,035)	(973)

Other income (expense):
Equity in operations of joint venture	--	(18)
Interest income	58	46
Interest expense	(57)	(38)
Other income	205	200

Total other income, net	206	190

Loss before income taxes and minority interest	(1,829)	(783)
Provision for income taxes	517	485
Minority interest	(8)	31

Net loss	$(2,338)	$(1,299)

Loss per share - basic and diluted	$(.11)	$(.07)

Weighted average shares outstanding -
Basic and diluted	20,675	18,407

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2005	April 2, 2004
Cash flows from operating activities:
Net loss	$(2,338)	$(1,299)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation of property and equipment	504	495
Amortization of intangibles	120	204
Loss on disposal of fixed assets	5	60
Equity in operations of joint venture	--	18
Stock-based consultant expense	23	26
Common stock issued for services	59	--
Notes receivable reserve	106	--
Other	(17)	(31)
Minority interest	(8)	31
Changes in working capital:
Accounts receivable	(168)	(428)
Inventories	497	(121)
Prepaids, deposits and other current assets	(496)	(14)
Accounts payable	(937)	(649)
Other current liabilities	77	411

Net cash used in operating activities	(2,573)	(1,297)

Cash flows from investing activities:
Acquisition of property and equipment	(87)	(480)
Sale of short-term investments	3,250	--
Decrease in other assets	17	13
Proceeds from notes receivable and other	21	30

Net cash provided by (used in) investing activities	3,201	(437)

Cash flows from financing activities:
Borrowings (payments) under notes payable	(1,150)	23
Proceeds from the exercise of stock options	48	21

Net cash provided by (used in) financing activities	(1,102)	44

Effect of exchange rate changes on cash and cash equivalents	(312)	(135)

Decrease in cash and cash equivalents	(786)	(1,825)
Cash and cash equivalents, at beginning of the period	4,187	7,286

Cash and cash equivalents, at end of the period	$3,401	$5,461

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2005

Note 1 — Significant Accounting Policies

Organization and Description of Business

        STAAR Surgical Company (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing intraocular lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with cataracts, refractive conditions and glaucoma. Products sold by the Company for use in restoring vision adversely affected by cataracts include its line of silicone and Collamer IOLs; the Preloaded Injector, a three-piece silicone IOL preloaded into a single-use disposable injector; the SonicWAVE™ Phacoemulsification System; STAARVISC™ II, a viscoelastic material; and Cruise Control, a disposable filter which allows for a significantly faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi and peristaltic pump technologies. Products sold by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the VISIAN™ ICL (“ICL”) and the VISIAN™ TICL (“TICL”). The Company’s AquaFlow™ Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to create a space that allows increased drainage of intraocular fluid thereby reducing intraocular pressure, which otherwise may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

        The Company’s only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide, including the ICL and the AquaFlow device. STAAR Surgical AG is the parent of a major European sales subsidiary that distributes both the Company’s products and products from various other manufacturers.

Canon Staar Joint Venture

        In 1988, the Company entered into a joint venture with Canon Inc. and Canon Sales Co., Inc. for the principal purpose of designing, manufacturing, and selling in Japan intraocular lenses and other ophthalmic products. The joint venture will market its products worldwide through Canon, Canon Sales or STAAR or such other distributors as the Board of Directors of the joint venture may approve. The terms of any distribution arrangement will require the unanimous approval of the Board of Directors of the joint venture. Each joint venture party is entitled to appoint one member of the Board of Directors of the joint venture. Certain matters require the unanimous approval of the directors. Upon the occurrence of certain events, including the merger, sale of substantially all of the assets or change in the management of one of the parties, any of the other parties may have the right to acquire the first party’s interest in the joint venture at book-value. The Company also granted to the joint venture a perpetual exclusive license under the Licensed Technology (as defined in the license agreement) to make and sell any products in Japan, and a perpetual non-exclusive license to sell products in the rest of the world subject to certain conditions specified in the joint venture agreement.

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

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income. During the three months ended April 1, 2005 and April 2, 2004, the net foreign currency translation loss was $312,000 and $139,000, respectively. Net foreign currency transaction gain for the three months ended April 1, 2005 and April 2, 2004 was $171,000 and $130,000, respectively.

        Investment in the Company’s joint venture with Canon Staar Co., Inc. is accounted for using the equity method of accounting.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three months ended April 1, 2005 and April 2, 2004, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

        The results of operations for the three months ended April 1, 2005 and April 2, 2004 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

        Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.

New Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment."  This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board  ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees,"  and its related implementation guidance.  SFAS No. 123R addresses all forms of share-based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest.  This statement is effective for public entities as of the beginning of the next fiscal year that begins after June 15, 2005.  The Company has not quantified the potential effect of adoption of SFAS No. 123R, but believes that the adoption of this statement will result in a decrease to earnings.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on stock option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of  SFAS No. 123R, and the disclosures in  "Management's Discussion and Analysis of Financial Condition and Results of Operations" subsequent to the adoption.

Stock-based Compensation

        The Company has adopted the disclosure-only provisions of  SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure."  Under these provisions, the Company continues to measure the cost of stock-based compensation issued to employees using the intrinsic value method provided by APB Opinion No. 25, while disclosing the effect the fair-value method would have on net income (loss) on a pro forma basis. Under the intrinsic value method the Company has recognized no cost for options granted under its stock option plans because all options had an exercise price equal to the market value of the underlying common stock on the date of grant.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

        Pro forma net loss and loss per share for the three months ended April 1, 2005 and April 2, 2004, had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS No. 123, are as follows (in thousands, except per share data):

		Three Months Ended
		April 1, 2005	April 2, 2004
Net loss	As reported	$(2,338)	$(1,299)

Add:	Stock-based employee
	compensation expense included in
	reported net loss	--	--

Deduct:	Total stock-based employee
	compensation expense determined
	under fair value based methods for
	all awards	(222)	(246)

Net loss	Pro forma	$(2,560)	$(1,545)

Loss per share:	Basic and diluted
As reported		$(0.11)	$(0.07)

Pro forma		$(0.12)	$(0.08)

Note 2 — Geographic and Product Data

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

	Three Months Ended
	April 1, 2005	April 2, 2004
United States	$4,980	$5,539
Germany	6,216	5,908
Other	2,482	2,122

Total	$13,678	$13,569

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 3 — Inventories

        Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at April 1, 2005 and December 31, 2004 (in thousands):

	April 1, 2005	December 31, 2004
Raw materials and purchased parts	$941	$985
Work-in-progress	2,414	2,253
Finished goods	11,104	11,846

	$14,459	$15,084

Note 4 — Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on December 29, 2001.

        Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS No. 142, an annual assessment of goodwill for possible impairment was completed during fiscal year 2004 and no impairment was identified. As of April 1, 2005, the carrying value of goodwill was $7.5 million.

        The Company has intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $6.2 million as of April 1, 2005. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years. Aggregate amortization expense for patents and licenses was approximately $120,000 and $204,000 for the three months ended April 1, 2005 and April 2, 2004, respectively.

        The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2005 (nine months)	$360
2006	479
2007	479
2008	479
2009	479

Total	$2,276

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 — Loss Per Share

        The Company presents loss per share data in accordance with the provision of SFAS No. 128, "Earnings per Share" which provides for the calculation of basic and diluted earnings per share. Loss per share of common stock is computed by using the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive. For the three months ended April 1, 2005 and April 2, 2004, respectively, 3,237,848 and 3,484,249 ooptions to purchase shares of the Company's common stock were excluded from the computation.

Note 6 — Supply Agreement

        In December 2000, the Company entered into a minimum purchase agreement with a manufacturer for the purchase of viscoelastic solution. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, as requested by the Company. Purchases under the agreement during the three months ended April 1, 2005 and April 2, 2004, were approximately $160,000 and $154,000, respectively.

        As of April 1, 2005, estimated annual purchase commitments are as follows (in thousands):

Fiscal Year
2005 (nine months)	$836
2006	200

Total	$1,036

Note 7 — Subsequent Event

        On April 4, 2005, the Company completed a private placement of 4,100,000 shares of its Common Stock at a price of $3.50 per share, resulting in net proceeds of $13.5 million. The proceeds will be used to fund the Company’s working capital requirements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under "Item 1— Financial Statements" above.

Overview

        STAAR Surgical Company develops, manufactures and distributes worldwide visual implants and other innovative ophthalmic products to improve or correct the vision of patients with cataracts, refractive conditions, and glaucoma. Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

        History

•	STAAR developed, patented, and licensed the first foldable intraocular lens, or IOL, for cataract surgery. Made of pliable material, the foldable IOL permitted surgeons for the first time to replace a cataract patient’s natural lens with minimally invasive surgery. The foldable IOL quickly became the standard of care for cataract surgery throughout the world. STAAR introduced its first versions of the lens, made of silicone, in 1991.

•	In 1996, STAAR commenced commercial sales of its VISIAN™ ICL (“ICL”) in certain foreign countries, and in 1997, the ICL received CE Marking which allowed STAAR to market the product in the European Union. Using the unique biocompatible properties of our proprietary Collamer® lens material, the ICL is implanted in front of the patient’s natural lens to treat refractive errors, such as myopia (nearsightedness) and hyperopia (farsightedness). Collamer mimics the clarity and refractive qualities of the natural human lens better than acrylic lens materials, and its better tolerated by the eye than either silicone or acrylic. In 2003, the ICL became the first phakic IOL to receive an “approvable” recommendation from the FDA’s Ophthalmic Devices Panel. Currently, the ICL is approved for sale in approximately 40 countries and has been implanted in approximately 40,000 eyes worldwide.

•	In 1998, STAAR introduced the Toric IOL, the only implantable lens approved for the treatment of astigmatism. The Toric IOL was STAAR’s first venture into the refractive market in the United States.
•	In 2000, STAAR introduced an IOL made of the Collamer material, making its clarity, refractive qualities, and biocompatibility available to cataract patients and their surgeons.
•	In 2001, STAAR commenced commercial sales of its VISIAN™ Toric ICL (“TICL”) on a limited basis in certain foreign countries, and in 2002, the TICL received CE Marking which allowed STAAR to market the product in the European Union.

•	In 2004, STAAR, through its joint venture company, Canon Staar, introduced the first preloaded lens injector system in international markets. The Preloaded Injector offers surgeons improved convenience and reliability. The Preloaded Injector is not yet available in the U.S.

  STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        Principal Products

        Cataract Surgery. The production and sale of IOLs for use in cataract surgery remains our core business. Our products for cataract surgery include the following:

•	Silicone IOLs, in both three-piece and one-piece designs;
•	Silicone Toric IOLs, used in cataract surgery to treat astigmatism;
•	Collamer® IOLs, in a one-piece design, with a three-piece redesigned lens scheduled for introduction in the second quarter of 2005;
•	The Preloaded Injector, a three-piece silicone IOL preloaded into a single-use disposable injector;
•	STAARVISC™ II, a viscoelastic material, which is used as a tissue protective lubricant and to maintain the shape of the eye during surgery;
•	SonicWAVE™ Phacoemulsification System, which is used to remove a cataract patient’s cloudy lens and has low energy and high vacuum characteristics;
•	Cruise Control, a disposable filter used to increase safety and control during phacoemulsification; and
•	Other auxiliary products for cataract surgery, manufactured by others, which strengthen our ability to offer an expanded range of procedural products.

        Sales of cataract surgery products accounted for approximately 89% of our total revenues for the quarter ended April 1, 2005 and 91% for the quarter ended April 2, 2004.

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

        Significant Factors Affecting Our Business and Recent Highlights

        STAAR's current strategy focuses on the following three principal goals:

•	resolving FDA compliance issues;
•	securing approval to commercialize the ICL and TICL in the U.S. and launching these products; and
•	reversing the decline in U.S. market share for our core cataract product lines by introducing new technology and refining our mature technology.

       These three goals are interrelated: FDA compliance issues must be resolved before STAAR can introduce the ICL in the U.S., and to secure the reputation of our established cataract products. STAAR’s international business remains profitable, and STAAR has been successful in introducing new products like the ICL, TICL and the Preloaded Injector outside the U.S. Despite the importance of STAAR’s international business, STAAR is unlikely to achieve profitability on a consolidated basis without improved U.S. performance. In addition, STAAR management believes that the steady but slow growth of the ICL and TICL in international markets will accelerate if these products are introduced and gain acceptance in the U.S.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        FDA Compliance Issues

        The Company received a Warning Letter issued by the FDA, dated December 22, 2003, which outlined deficiencies related to the manufacturing and quality assurance systems of its Monrovia, California facility.   As a follow-up to the Warning Letter, on September 23, 2004 the FDA completed a re-audit of the Company’s Monrovia, California manufacturing facility. At the conclusion of the audit, the FDA issued a form “FDA 483 Inspectional Observations,” containing 36 observations (the "483 Observations) that the FDA identified as deviating from FDA requirements in the areas of production and process controls, corrective and preventative action, quality system requirements, statistical techniques, complaint handling system, medical device reporting, design controls, acceptance criteria, and document controls and records.

        In response to these FDA actions, beginning in 2004, the Company has implemented a number of systemic changes intended to produce permanent improvements.  We separated our research and development function from our regulatory and compliance function to strengthen each of these areas, and hired Tom Paul, PhD, as Vice President, Research and Development and James Farnworth as Vice President, Regulatory and Quality Assurance.  The Company increased staffing and designated specific personnel to perform regulatory compliance, quality control, quality assurance and document control.  The resources for these efforts were initially provided by STAAR's 2003 private sale of Common Stock, the proceeds of which were originally intended to fund the launching and marketing of the ICL.

        The Company also engaged the services of Quintiles Consulting and King & Spalding, LLP as consultants to address the concerns identified by the FDA.  In addition to the global review provided by these consultants, the Company has engaged consultants qualified to advise in specific areas such as microbiology, environmental controls, complaints and medical device reports.

        The Company delivered its response to the 483 Observations to the FDA on November 5, 2004.  The Company identified six principal areas requiring long-term corrective actions and committed to taking all necessary actions.  Previously, on June 17, 2004, the FDA completed an audit of the Company's Nidau, Switzerland manufacturing facility.  The FDA did not observe any violations of quality system regulations during this audit.

        On January 27, 2005, STAAR and its representatives met with the FDA to update them on the corrective actions taken by STAAR in response to the 483 Observations.   During the meeting, the FDA gave no indication of the status of their review of the response or the nature or timing of future communications to the Company, or whether the FDA accepted the Company's identification of the six principal areas where long-term corrective action was necessary.  However, after the meeting the FDA confirmed with the Company’s regulatory counsel that seven of the original 36 observations, which concerned the stability of the Collamer material, “have been addressed to the FDA’s satisfaction.”

        The Company believes that it has completed  the necessary corrective actions on the six areas of the 483 Observations where long-term corrective action was required.  STAAR expects the FDA will conduct a re-audit of the manufacturing and quality assurance systems at its Monrovia facility in the near future, which would likely include an evaluation of STAAR’s corrective actions.  STAAR does not know when this re-audit will occur, and there can be no assurance that the FDA will find that STAAR has satisfactorily addressed the matters covered in the FDA’s observations.  There is also no assurance that the FDA will not make new observations in its re-audit.

        Until the FDA is satisfied with the adequacy of the Company’s corrective actions, it is unlikely to approve STAAR’s marketing of new products in the U.S.  The FDA may also take further actions which could include seizure of the Company’s products, injunction of the Monrovia facility to compel compliance (which may include suspension of production operations and/or recall of products), or other actions.   Such actions could have a material adverse effect on the Company’s established lines of business, results of operations and liquidity.

        The Company cannot predict whether the FDA will conclude that the Company’s corrective actions to date or those included in its response to the 483 Observations satisfactorily resolve its concerns. Nor can the Company predict the likelihood, nature of, or timing of any additional action by the FDA or the impact of any other FDA action on the Company’s established lines of business, results of operations or liquidity, or the approval of the ICL for the United States market.

         FDA Approval of the ICL and TICL

         On October 3, 2003, the FDA Ophthalmic Devices Panel recommended that, with certain conditions, the FDA approve the ICL for use in correcting myopia in the range of -3 to -15 diopters and reducing myopia in the range of -15 to -20 diopters.   Based on those recommendations, U.S. approval of the ICL appeared likely in late 2003.  However, the FDA proceedings described above have delayed that approval.  STAAR has continued to devote a significant amount of its resources to developing and introducing the ICL.

        STAAR completed enrollment in clinical trials of the TICL in the U.S. in early 2005.

        Efforts to Reverse Decline in U.S. Cataract Business; Shifting R&D Focus.

         Because of its significant investment in ICL technology, STAAR had limited resources for further developing its mature and well-accepted IOL products for cataract treatment. Nevertheless, in the fourth quarter of 2003, the Company introduced the first preloaded injector system which was developed by its joint venture company in Japan, Canon Staar. Management believes, however, that during the long process of developing and seeking approval for the ICL, STAAR overall failed to match some of its competitors’ improvements to IOL technology and standard lens delivery systems, resulting in a loss of U.S. market share.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

          When approval of the ICL began to appear likely in late 2003, STAAR shifted the focus of its research and development to making STAAR’s IOL delivery systems more competitive. In 2004, the FDA's warning Letter and 483 Observations accelerated this shift by underscoring the need to invest in advancing the Company's IOL technology, in particular improving lens delivery systems. While some research and development expense in recent periods is directly attributable to the response to the FDA’s Warning Letter and 483 Observations, the bulk of the expense reflects a long-term commitment to invest in expanded research and development aimed at refining and improving our established product lines in addition to developing new products and materials.

        As described below, the initiative to improve IOL delivery technology resulted in progress towards the completion of an improved one-piece Collamer IOL injector, continuous improvement efforts to cartridge injector components for all lenses and a redesigned three-piece Collamer IOL injector. The continuous effort to improve cartridges resulted in intermittent supply problems, particularly during 2004.

       We decided to upgrade our three-piece Collamer lens design to coincide with the introduction of the first dedicated injector for this lens.   This decision and the need to revise our quality systems, have delayed the planned introduction of the lens.  We expect to introduce the three-piece Collamer Lens in the second fiscal quarter of 2005.

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

        Decline in U.S. Sales of IOLs. During the quarter ended April 1, 2005, decreasing sales of silicone IOLs were further intensified by the negative perception in the marketplace caused by the Warning Letters and recalls described below, resulting in a 5.4% decline in U.S. silicone IOL sales compared to the quarter ended April 2, 2004. The market’s reaction to the compliance issues, along with an interruption in the supply of cartridges, also resulted in a decline in sales of Collamer IOLs. In contrast to recent periods in which improving sales of Collamer IOLs partially offset declining sales of silicone IOLs, sales of Collamer IOLs declined 19.5% for the quarter ended April 1, 2005 compared to the quarter ended April 2, 2004, worsening overall results for the U.S. cataract business and resulting in an overall decline of  10.1% in U.S. sales for the quarter ended April 1, 2005 compared to the quarter ended April 2, 2004.

        Growth in International Sales of VISIAN ICLs and Preloaded Silicone IOLs. The decline in the U.S. cataract business during the first quarter of 2005 was offset in part by a 30.4% increase in international sales of the VISIAN ICL and TICL. In addition, our preloaded silicone lens injector system, newly launched in international markets, experienced strong sales. This growth in the business contributed to an increase in international sales of 8.3% for the quarter ended April 1, 2005 compared to the quarter ended April 2, 2004.

        Foreign Currency Fluctuations. Our products are sold in more than 40 countries. For the quarter ended April 1, 2005, sales from international operations were 63.6% of total sales. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. For the quarter ended April 1, 2005, currency exchange rates had a favorable impact on product sales of approximately $312,000, and an adverse impact on our marketing and selling expenses of approximately $97,000.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

          Product Recalls. During 2004, we initiated several voluntary recalls of STAAR manufactured product including 33 lots of IOL cartridges, three lots of injectors, and 529 lenses. In an action considered a recall, but with no requirement for product to be returned to us, we issued letters to healthcare professionals advising them of the potential for a change in manifest refraction over time in rare cases involving the single-piece Collamer IOL. In 2005, we recalled one lot of Phaco tubing, manufactured by a third party, due to incorrect labeling.  While the direct costs associated with recalls have not been material, we believe recalls have harmed our reputation and adversely affected our revenues from product sales, although the impact cannot be quantified.

        Gross Profit. Our gross profit margin decreased to 47.2% for the quarter ended April 1, 2005 from 53.9% in the quarter ended April 2, 2004 and from 50.6% for fiscal 2004. Among the factors contributing to the decline in our gross profit margin were higher unit costs due to process changes and reduced volumes, and a shift in geographical and product mix.  Gross profit was not significantly impacted by changes in average selling prices.

        Research and Development.  We spent 9.4% of our revenue on research and development (which includes regulatory and quality assurance expenses) for the quarter ended April 1, 2005, and we expect to spend approximately 10% of our revenue on an annual basis in the future.

        Private Placement.  Due to the issues raised in the FDA’s Warning Letters and the delay in the FDA approval of the ICL, we sought additional cash to invest in research and development, regulatory and compliance, and manufacturing engineering and to support other operating activities. This was accomplished through the private placement of 4,100,000 shares of our Common Stock on April 4, 2005, which generated net proceeds of $13.5 million and 2,000,000 shares of our Common Stock on June 10, 2004 which generated net proceeds of $11.6 million.

        Cash Flow.  During the three months ended April 1, 2005, we used $2.6 million in cash for operating activities, and $1.1 million in payment of our notes payable, ending the first quarter of fiscal 2005 with $5.3 million in cash and cash equivalents and short-term investments compared to $9.3 million in cash and cash equivalents at the end of fiscal 2004. During the fourth quarter of 2004, we took steps to reduce operating expenses by reducing our reliance on outside consultants. This reduction in spending is expected to result in savings of approximately $1.0 million annually. In early February 2005, we implemented additional cost reduction strategies, including the reduction in size of our direct sales force, which are expected to result in another $1.0 million in annualized cost savings. We will continue to pursue other cost savings opportunities with the goal of realizing a total of $3.0 million in annual cost savings. We did not realize significant benefits from the cost reductions in the first quarter of 2005 and while the benefit of the cost reductions should be fully realized in the second quarter, a continued decline in U.S. sales could offset some of the savings for future periods. The Company expects operating losses and negative cash flows to continue until such time as the issues presented in the FDA Warning Letter dated December 22, 2003 and the 483 Observations are resolved and the ICL is approved for sale in the United States.

        Retention of Morgan Stanley.   Beginning in  December 2004, we have engaged Morgan Stanley to assist our Board of Directors in a review of the strategic and financial options available to us.

      Litigation.    During 2004, multiple class action lawsuits, which were subsequently consolidated, were filed against the Company and its Chief Executive Officer on behalf of all persons who acquired the Company’s securities during various periods between April 3, 2003 and September 28, 2004. See “Part II - Item 1. Legal Proceedings.”

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results of Operations

        The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total		Percentage Change
	Sales for		for
	Three Months		Three Months
	April 1, 2005	April 2, 2004	2005 vs. 2004
Sales	100.0%	100.0%	0.8%
Cost of sales	52.8	46.1	15.6

Gross profit	47.2	53.9	(11.8)

Costs and expenses:
General and administrative	17.2	15.2	13.6
Marketing and sales	35.5	36.4	(1.7)
Research and development	9.4	9.5	(0.2)

Total costs and expenses	62.0	61.1	2.4

Operating loss	(14.9)	(7.2)	109.1

Other income, net	1.5	1.4	8.4

Loss before income taxes and minority interest	(13.4)	(5.8)	133.6
Income taxes	3.8	3.6	6.6
Minority interest	(0.1)	0.2	--

Net loss	(17.1)%	(9.6)%	80.0%

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Sales

        Product sales for the first quarter ended April 1, 2005 increased to $13.7 million compared to the first quarter ended April 2, 2004 when they were $13.6 million. This $0.1 million or 0.8% increase in product sales was primarily due to the favorable impact of changes in currency exchange rates of approximately $300,000. Excluding the impact of exchange, product sales would have been $13.4 million or $200,000 below that of the first quarter of 2004. The primary reason for this decrease in product sales was a decrease in sales of the Company’s Collamer IOL and single and three-piece silicone IOLs due to a lack of competitiveness of the lens delivery system and believed contraction of this market segment, partially offset by increased sales of ICLs and preloaded injection systems in international markets.

Gross Profit Margin

        Gross profit margin was 47.2% for the quarter ended April 1, 2005 compared with 53.9% for the quarter ended April 2, 2004. The primary reason for the decrease in gross profit margin was due to higher unit costs as a result of manufacturing process changes and reduced volume, and a shift in geographic and product mix.

General and Administrative

        General and administrative expense for the quarter ended April 1, 2005 increased $281,000 or 13.6% over the quarter ended April 2, 2004. The increase is due to increased legal and professional fees, travel expenses, and insurance premiums.

Marketing and Selling

        Marketing and selling expense for the quarter ended April 1, 2005 decreased $84,000 or 1.7% over the quarter ended April 2, 2004, principally as a result of cost savings measures that were taken by the Company to improve cash flows. Decreased costs in the U.S. were partially offset by the unfavorable impact of exchange rates in international markets.

Liquidity and Capital Resources

        Cash and cash equivalents and short-term investments at April 1, 2005 decreased by approximately $4.0 million relative to December 31, 2004.  During the first quarter of 2005, the Company used $2.6 million in cash from operating activities, of which $0.9 million was used for payments on accounts payable, and used $1.1 million in cash from financing activities for payments on the Company's Swiss credit facility.

        Accounts receivable at April 1, 2005 increased $168,000 relative to December 31, 2004. The increase in accounts receivable relates primarily to increased sales and the impact of foreign exchange. Day’s sales outstanding (DSO) were 42 days at April 1, 2005 compared to 41 days at December 31, 2004. The Company expects to maintain DSO within a range of 40 to 45 days during the course of the 2005 fiscal year.

        Inventories at April 1, 2005 decreased $625,000 relative to December 31, 2004 due to a decrease in inventory of silicone and Collamer IOLs and due to $127,000 in phacoemulsification equipment transfers to fixed assets to be used as loaner equipment and for demonstration purposes.

        Subsidiaries of the Company have foreign credit facilities with different banks to support operations in Switzerland and Germany.

        The Swiss credit agreement, as amended on August 2, 2004, provides for borrowings of up to 3.75 million Swiss Francs “CHF” (approximately $3.1 million based on the rate of exchange on April 1, 2005), and permits either fixed-term or current advances. The interest rate on current advances is 6.0% per annum at both April 1, 2005 and December 31, 2004, plus a commission rate of 0.25% payable quarterly. There were no current advances outstanding at April 1, 2005. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin (4.5% at April 1, 2005 and December 31, 2004, respectively). Borrowings outstanding under the note at April 1, 2005 and December 31, 2004, respectively,  were CHF 2.2 million (approximately $1.8 million based on the rate of exchange at April 1, 2005) and CHF 3.4 million (approximately $3.0 million based on the rate of exchange on December 31, 2004). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which, among other things, require the maintenance of a minimum level of equity of at least $12.0 million and prevents the Swiss subsidiary from entering into other secured obligations or guaranteeing the obligations of others. The agreement also prohibits the sale or transfer of patents or licenses without the prior consent of the lender and the terms of intercompany receivables may not exceed 90 days.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       The Swiss credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.5 million based on the exchange rate on April 1, 2005) and does not have a termination date; Part B presently provides for borrowings of up to CHF 750,000 ($627,000 million based on the exchange rate on April 1, 2005). The loan amount under Part B of the agreement reduces by CHF 250,000 ($209,000 based on the exchange rate on April 1, 2005) semi-annually.

        The German credit agreement, entered into during fiscal year 2003, provides for borrowings of up to 210,000 EUR ($272,000 at the rate of exchange on April 1, 2005), at a rate of 8.5% per annum and renews automatically each November. The agreement prohibits our German subsidiary from paying dividends and is personally guaranteed by the president of the subsidiary. There were no borrowings outstanding as of April 1, 2005 and December 31, 2004.

        The Company was in compliance with the covenants of these credit facilities as of April 1, 2005.

        As of April 1, 2005, the Company had a current ratio of 2.5:1, net working capital of $17.1 million and net equity of $35.4 million compared to December 31, 2004 when the Company’s current ratio was 2.4:1, its net working capital was $19.1 million, and its net equity was $37.8 million.

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

•	Stock-Based Compensation. We measure stock-based compensation for option grants to employees and members of the Board of Directors using the intrinsic value method. We also disclose on a proforma basis the effect on our earnings if we used the fair-value method. The fair value of each option grant for determining the pro forma impact of stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions. These assumptions consist of expected dividend yield, expected volatility, expected life, and risk-free interest rate. If the assumptions used to calculate the value of each option grant do not properly reflect future activity, the weighted average fair value of our grants could be impacted.

•	Income Taxes. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. As of April 1, 2005, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

We expect to continue to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

•	Inventories. Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

•	Goodwill. Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS No. 142, an annual assessment was completed during 2004, and no impairment was identified. As of April 1, 2005, the carrying value of goodwill was $7.5 million.

•	Patents and Licenses. The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $6.2 million as of April 1, 2005. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years.

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

        We have reported losses in each of the last three fiscal years and have an accumulated deficit of $62.8 million as of April 1, 2005. There can be no assurance that we will report net income in any future period.

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

      We have limited access to credit and could default of the terms of our loan agreements.

        As of April 1, 2005, we have outstanding balances on the credit facility of a European subsidiary of approximately $1.8 million, based on exchange rates on that date. If our losses continue, we risk defaulting on the terms of our credit facility, particularly as it relates to the maintenance of minimum levels of equity and the payment of intercompany receivables.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

        We received a second Warning Letter from the FDA dated April 26, 2004, which outlined deficiencies noted in an audit by the FDA in December 2003.  We provided the FDA with our planned corrective actions to the issues raised, and in a letter dated July 1, 2004, the FDA responded that they found the corrective and preventative action plans described in our response as "adequate."

        On September 23, 2004, the FDA completed a re-audit of our Monrovia, California manufacturing facility. At the conclusion of the audit, the FDA issued a form “FDA 483 Inspectional Observations” described more fully in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2004.

         The Warning Letters and 483 Observations have adversely affected our reputation in the ophthalmic industry and our product sales. Until the FDA is satisfied with our response, it is unlikely to grant us approval to market the ICL and the TICL in the United States and may place restrictions on our domestic lines of business.  See “Overview––Significant Factors Affecting Our Business and Recent Highlights ––FDA Compliance Issues.”

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

        STAAR pioneered the foldable IOL for use in cataract surgery, and the foldable silicone IOL remains our largest source of revenue. Since we introduced the product, however, competitors have introduced IOLs employing a variety of designs and materials. Over the years these products have gradually taken a larger share of the IOL market, while the market share for STAAR IOLs has decreased. In particular, many surgeons now choose lenses made of acrylic material rather than silicone for their typical patients. In an effort to maintain our competitive position we have introduced IOLs made of a biocompatible lens material, Collamer, and more recently a three-piece silicone IOL preloaded into a single-use disposable injector which is sold internationally.  Sales of these new products, however, have only partially offset declining sales of our silicone IOLs.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

        Medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. Despite all efforts to achieve the highest level of quality control and advance testing, from time to time defects or technical flaws in our products may not come to light until after the products are sold or consigned. In those circumstances, we have previously made voluntary recalls of our products. During 2004, we initiated several voluntary recalls of STAAR manufactured product including 33 lots of IOL cartridges, three lots of injectors, and 529 lenses, and in February 2004, in an action considered a recall but with no requirement for product to be returned to us, we issued a letter to healthcare professionals advising them of the potential for a change in manifest refraction over time in rare cases involving the single-piece Collamer IOL. In 2005, we recalled one lot of Phaco tubing, manufactured by a third party, due to incorrect labeling.  Similar recalls could take place again. Courts or regulators can also impose mandatory recalls on us, even if we believe our products are safe and effective. Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, and the damage to our reputation, could cause some professionals to discontinue using our products.

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

      We compete with much larger companies.

        Our competitors, including Alcon, Advanced Medical Optics, and Bausch & Lomb have much greater financial resources than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, make it difficult for us to compete. We have lost significant market share to some of our competitors.

      Most of our products have single-site manufacturing approvals, exposing us to risks of business interruption.

        We manufacture all of our products either at our facilities in California or at our facility in Switzerland. Most of our products are approved for manufacturing only at one of these sites. Before we can use a second manufacturing site for an implantable device we must obtain the approval of regulatory authorities. Because this process is expensive we have generally not sought approvals needed to manufacture at an additional site. If a natural disaster, fire, or other serious business interruption struck one of our manufacturing facilities, it could take a significant amount of time to validate a second site and replace lost product. We could lose customers to competitors, thereby reducing sales, profitability and market share.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

      The global nature of our business may result in fluctuations and declines in our sales and profits.

        Our products are sold in more than 40 countries. Sales from international operations make up a significant portion of our total sales. For the quarter ended April 1, 2005 sales from international operations were 63.6% of total sales. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received. Our most significant currency exposures are to the Euro, the Swiss Franc, and the Australian dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions. Fluctuations in the value of the United States dollar against other currencies have not had a material adverse effect on our operating margins and profitability in the past.

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

         We risk losses through litigation.

        Since September 1, 2004, multiple class action lawsuits have been filed in the United States District Courts for the Central District of California and the District of New Mexico against the Company and our Chief Executive Officer on behalf of all persons who acquired our securities during various periods between April 3, 2003 and September 28, 2004. On December 15, 2004, the Court ordered consolidation of the complaints that had been filed in the United States District Court for the Central District of California and directed that the plaintiffs file a consolidated complaint as soon as practicable. The New Mexico action was voluntarily dismissed on January 28, 2005.  The plaintiffs filed a consolidated amended complaint on April 29, 2005.  The amended complaint generally alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding intraocular lenses and implantable lenses, and failing timely to disclose significant problems with the lenses, as well as the existence of serious injuries and/or malfunctions attributable to the lenses, thereby artificially inflating the price of our Common Stock. The plaintiffs generally seek to recover compensatory damages, including interest. While we intend to vigorously defend the consolidated lawsuit, the lawsuit could  require significant attention of management and result in substantial costs and harm our reputation.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

        We have granted to the Canon Staar joint venture, a perpetual exclusive license under the Licensed Technology (as defined in the license agreement) to make and sell our products in Japan, and to make our products in China and to sell such products in Japan and China. In addition, we have granted Canon Staar a perpetual non-exclusive license under the Licensed Technology to sell our products in the rest of the world. Subject to the approval of the Board of Directors of the joint venture, such licenses may allow the Canon Staar joint venture to sell products in the rest of the world or grant others the right to do so. The term “Licensed Technology” includes any intellectual property owned or controlled by STAAR.

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

        We spent 9.4% of our sales on research and development during the quarter ended April 1, 2005, and we expect to spend comparable amounts in the future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. It is possible that few or none of the products currently under development will become commercially successful.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

        Many of our products, in particular IOLs and products related to the treatment of glaucoma, are used in procedures that are typically covered by health insurance, HMO plans, Medicare or Medicaid. These third-party payors have recently been trying to contain costs by restricting the types of procedures they reimburse to those viewed as most cost-effective and capping or reducing reimbursement rates. These polices could adversely affect sales and prices of our products. Physicians, hospitals and other health care providers may be reluctant to purchase our products if third-party payors do not adequately reimburse them for the cost of our products and the use of our surgical equipment. For example:

•	Major third-party payors for hospital services, including government insurance plans, Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies during the last few years, resulting in stricter standards for reimbursement of hospital and outpatient charges for some medical procedures, including cataract procedures and IOLs;

•	Numerous legislative proposals have been considered that, if enacted, would result in major reforms in the United States’ health care system, which could have an adverse effect on our business;
•	Our competitors may reduce the prices of their products, which could result in third-party payors favoring our competitors;
•	There are proposed and existing laws and regulations governing maximum product prices and the profitability of companies in the health care industry; and
•	There have been recent initiatives by third-party payors to challenge the prices charged for medical products. Reductions in the prices for our products in response to these trends could reduce our sales. Moreover, our products may not be covered in the future by third-party payors, which would also reduce our sales.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

      Our bylaws contain other provisions that could have an anti-takeover effect, including the following:

•	only one of the three classes of directors is elected each year;
•	stockholders have limited ability to remove directors;
•	stockholders cannot act by written consent;
•	stockholders cannot call a special meeting of stockholders; and
•	stockholders must give advance notice to nominate directors.

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

        Our Board of Directors could issue additional shares of common or preferred stock to raise additional capital or for other corporate purposes without stockholder approval. In addition, the Board of Directors could designate and sell a class of preferred stock with preferential rights over the common stock with respect to dividends or other distributions. Sales of common or preferred stock could dilute the interest of existing stockholders and reduce the market price of our common stock. Even in the absence of such sales, the perception among investors that additional sales of equity securities may take place could reduce the market price of our common stock.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

      The market price of our common stock is likely to be volatile.

        Our stock price has fluctuated widely, ranging from $3.61 to $6.70 during the quarter ended April 1, 2005. Our stock price could continue to experience significant fluctuations in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Interest rate risk.    Our $1.8 million of debt is based on the borrowings of our international subsidiaries. The majority of our international borrowings bear an interest rate that is linked to Euro market conditions and, thus, our interest rate expense will fluctuate with changes in those conditions. If interest rates were to increase or decrease by 1% for the year, our annual interest rate expense would increase or decrease by approximately $18,000.

        Foreign currency risk.    Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide (primarily, the Euro and Australian dollar). Accordingly, changes in exchange rates, and particularly the strengthening of the US dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. Additionally, as of April 1, 2005, all of our debt is denominated in Swiss Francs and as such, we are subject to fluctuations of the Swiss Franc as compared to the U.S. dollar in converting the value of the debt in U.S. dollars. The U.S. dollar value of the debt is increased by a weaker dollar and decreased by a stronger dollar relative to the Swiss Franc.

        In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks include those set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risks Factors”.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

       Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of STAAR's Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certification.

Evaluation of Disclosure Controls and Procedures

        The Company’s management, with the participation of the CEO and PAO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-Q.   Based upon that evaluation, the CEO and the PAO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.  "Disclosure controls and procedures" are controls and other procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information in accumulated and communicated to our management, including our CEO and PAO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There was no change in internal control over financial reporting during the fiscal quarter ended April 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

        Since September 1, 2004, multiple class action lawsuits have been filed in the United States District Courts for the Central District of California and the District of New Mexico against the Company and its Chief Executive Officer on behalf of all persons who acquired the Company’s securities during various periods between April 3, 2003 and September 28, 2004. On December 15, 2004, the Court ordered consolidation of the complaints that had been filed in the United States District Court for the Central District of California and directed that the plaintiffs file a consolidated complaint as soon as practicable. The New Mexico action was voluntarily dismissed on January 28, 2005. The plaintiffs filed a consolidated amended complaint on April 29, 2005.  The amended complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding intraocular lenses and implantable lenses, and failing timely to disclose significant problems with the lenses, as well as the existence of serious injuries and/or malfunctions attributable to the lenses, thereby artificially inflating the price of the Company’s Common Stock. The plaintiffs generally seek to recover compensatory damages, including interest. The Company intends to vigorously defend the consolidated lawsuits and will be filing a motion to dismiss the amended complaint.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS

Exhibits
3.1	Certificate of Incorporation, as amended.(1)
3.2	By-laws, as amended.(2)
4.5	Stockholders' Rights Plan, dated effective April 20, 1995.(2)
4.9	Amendment No. 1 to Stockholders' Rights Plan, dated April 21, 2003.(3)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003, as filed on May 19, 2003.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 11, 2005	STAAR SURGICAL COMPANY By: /s/ DEBORAH ANDREWS —————————————— Deborah Andrews Vice President and Principal Accounting Officer