Form 10-Q
period 2005-07-01
STAAR SURGICAL CO
filed 2005-08-10
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [_]

The registrant has 24,796,321shares of common stock, par value $0.01 per share, issued and outstanding as of August 10, 2005.

STAAR SURGICAL COMPANY

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	July 1, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,757	$4,187
Short-term investments	13,825	5,125
Accounts receivable, net	6,486	6,217
Inventories	14,012	15,084
Prepaids, deposits and other current assets	1,919	1,969

Total current assets	38,999	32,582

Investment in joint venture	161	125
Property, plant and equipment, net	5,673	6,163
Patents and licenses, net	5,160	5,400
Goodwill	7,534	7,534
Other assets	135	169

Total assets	$57,662	$51,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,716	$3,004
Accounts payable	3,740	5,313
Other current liabilities	5,091	5,162

Total current liabilities	10,547	13,479
Other long-term liabilities	661	632

Total liabilities	11,208	14,111

Minority interest	6	22

Contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares
authorized; none issued	--	--
Common stock, $.01 par value; 30,000 shares
authorized; issued and outstanding 24,796 at July 1,
2005 and 20,664 at December 31, 2004	248	207
Additional paid-in capital	112,270	98,691
Accumulated other comprehensive income	344	1,024
Accumulated deficit	(64,926)	(60,478)

	47,936	39,444
Notes receivable from officers and directors	(1,488)	(1,604)

Total stockholders' equity	46,448	37,840

Total liabilities and stockholders' equity	$57,662	$51,973

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$13,910	$12,024	$27,588	$25,593
Cost of sales	7,300	5,874	14,528	12,126

Gross profit	6,610	6,150	13,060	13,467

General and administrative	2,333	2,194	4,683	4,263
Marketing and selling	4,741	5,168	9,593	10,104
Research and development	1,466	2,063	2,749	3,349

Operating loss	(1,930)	(3,275)	(3,965)	(4,249)

Other income (expense):
Equity in operations of joint venture	36	(1)	36	(19)
Interest income	129	47	188	93
Interest expense	(44)	(51)	(101)	(89)
Other income	115	28	320	228

Total other income, net	236	23	443	213

Loss before income taxes and minority interest	(1,694)	(3,252)	(3,522)	(4,036)
Provision for income taxes	424	129	942	615
Minority interest	(8)	(1)	(16)	29

Net loss	$(2,110)	$(3,380)	$(4,448)	$(4,680)

Loss per share - basic and diluted	$(.09)	$(.18)	$(.20)	$(.25)

Weighted average shares outstanding -
Basic and diluted	24,575	18,905	22,621	18,655

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2005	July 2, 2004
Cash flows from operating activities:
Net loss	$(4,448)	$(4,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,009	967
Amortization of intangibles	240	407
Loss on disposal of fixed assets	19	60
Equity in operations of joint venture	(36)	100
Stock-based consultant expense	69	120
Common stock issued for services	77	--
Notes receivable reserve	106	--
Other	(50)	(61)
Minority interest	(16)	21
Changes in working capital:
Accounts receivable	(269)	139
Inventories	944	(501)
Prepaids, deposits and other current assets	50	(10)
Accounts payable	(1,573)	218
Other current liabilities	(71)	192

Net cash used in operating activities	(3,949)	(3,028)

Cash flows from investing activities:
Acquisition of property and equipment	(410)	(884)
Purchase of short-term investments	(15,300)	--
Sale of short-term investments	6,600	--
Purchase of minority interest in subsidiary	--	(282)
Decrease(increase) in other assets	34	(18)
Proceeds from notes receivable and other	60	120

Net cash provided by (used in) investing activities	(9,016)	(1,064)

Cash flows from financing activities:
Payments under notes payable	(1,259)	(2)
Net proceeds from private placement	13,421	11,688
Proceeds from exercise of stock options	53	286

Net cash provided by financing activities	12,215	11,972

Effect of exchange rate changes on cash and cash equivalents	(680)	(268)

(Decrease)increase in cash and cash equivalents	(1,430)	7,612
Cash and cash equivalents, at the beginning of the period	4,187	7,286

Cash and cash equivalents, at the end of the period	$2,757	$14,898

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2005

Note 1 — Significant Accounting Policies

Organization and Description of Business

        STAAR Surgical Company (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing intraocular lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with cataracts, refractive conditions and glaucoma. Products sold by the Company for use in restoring vision impaired by cataracts include its line of silicone and Collamer IOLs; the Preloaded Injector, which is a three-piece silicone IOL preloaded into a single-use disposable injector; the SonicWAVE™ Phacoemulsification System; STAARVISC™ II, a viscoelastic material; and Cruise Control, a disposable filter which allows for a significantly faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi and peristaltic pump technologies. Products sold by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the VISIAN™ ICL (“ICL”) and the VISIAN™ TICL (“TICL”). The Company’s AquaFlow™ Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to create a space that allows increased drainage of intraocular fluid, thereby reducing intraocular pressure, which otherwise may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment manufactured both by the Company and suppliers in the ophthalmic products industry.

        The Company’s only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide, including the ICL, TICL and the AquaFlow device. STAAR Surgical AG is the parent of a major European sales subsidiary that distributes both the Company’s products and products from various other manufacturers.

Canon Staar Joint Venture

        In 1988, the Company entered into a joint venture with Canon Inc. and Canon Sales Co., Inc. for the principal purpose of designing, manufacturing, and selling in Japan intraocular lenses and other ophthalmic products. The joint venture markets its products worldwide through Canon, Canon Sales or STAAR or such other distributors as the Board of Directors of the joint venture may approve. The terms of any distribution arrangements require the unanimous approval of the Board of Directors of the joint venture. Of the five members of the Board of Directors of the joint venture, STAAR and Canon Sales are each entitled to appoint two directors and Canon may appoint one. The president of the joint venture is to be appointed by STAAR. Certain matters require the unanimous approval of the directors. Upon the occurence of certain events, including the merger, sale of substantially all of the assets or change in the management of one of the parties, any of the other parties may have the right to acquire the first party's interest in the joint venture at book-value. The Company also granted to the joint venture a perpetual exclusive license to use STAAR technology to make and sell products in Japan, and a perpetual non-exclusive license to use STAAR technology to sell products in the rest of the world, subject to the requirements of the joint venture agreement that all sales take place through a distribution agreement unanimously approved by the directors of the joint venture.

        In 2001, the parties entered into a settlement agreement whereby (i) they reconfirmed the joint venture agreement and the license agreement, (ii) they agreed that the Company would promptly commence the transfer of STAAR's technology to the joint venture, (iii) the Company granted the joint venture an exclusive license to make any products in China and sell such products in Japan and China (subject to STAAR's existing licenses and the existing rights of third parties), (iv) the Company agreed to provide the joint venture with raw materials under a supply agreement to be entered into with the joint venture, (v) Canon Sales Co., Inc. is to enter into a distribution agreement with the joint venture providing a minimum 50-70% share of sales revenue to the joint venture and having such other terms as unanimously approved by the directors of the joint venture and (iv) the parties settled certain patent disputes.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income. During the six months ended July 1, 2005 and July 2, 2004, the net foreign currency translation loss was $680,000 and $268,000, respectively. Net foreign currency transaction gain for the three months ended July 1, 2005 and July 2, 2004 was $91,000 and $13,000, respectively, and for the six months ended July 1, 2005 and July 2, 2004 was $262,000 and $143,000, respectively.

      Investment in the Company's joint venture with Canon Staar Co., Inc., is accounted for using the equity method of accounting.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three and six months ended July 1, 2005 and July 2, 2004, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

        The results of operations for the three months and six months ended July 1, 2005 and July 2, 2004 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

        Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.

New Accounting Pronouncements

        In April 2005, the Securities and Exchange Commission ("SEC") announced a rule that is permitting most registrants, subject to its oversight, additional time to implement the requirements in Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment." As originally issued by the Financial Accounting Standards Board ("FASB"), public companies subject to SEC oversight were required to implement SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, or after December 15, 2005 for small business issuers. The SEC will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaced Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate.   SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on the Company's financial statements.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-based Compensation

        The Company has adopted the disclosure- only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under these provisions, the Company continues to measure the cost of stock-based compensation issued to employees using the intrinsic value method provided by APB Opinion No. 25, while disclosing the effect the fair-value method would have on net income (loss) on a pro forma basis. Under the intrinsic value method, the Company has recognized no cost for options granted under its stock option plans because all options had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS No. 123, pro forma net loss and loss per share for the three and six months ended July 1, 2005 and July 2, 2004 would be as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net loss As reported	$(2,110)	$(3,380)	$(4,448)	$(4,680)

Add: Stock-based employee
compensation expense included in
reported net loss	--	--	--	--

Deduct: Total stock-based employee
compensation
expense determined under fair value
based methods for all awards	(438)	(276)	(660)	(522)

Net loss Pro forma	$(2,548)	$(3,656)	$(5,108)	$(5,202)

Loss per share: Basic and diluted
As reported	$(0.09)	$(0.18)	$(0.20)	$(0.25)

Pro forma	$(0.10)	$(0.19)	$(0.23)	$(0.28)

Note 2 — Geographic and Product Data

        The Company markets and sells its products in over 45 countries and has manufacturing sites in the United States and Switzerland. Other than the United States and Germany, no country where the Company conducts business accounted for more than 5% of the Company's consolidated sales. Sales are attributed to countries based on location of customers. The portion of the Company’s total sales to unaffiliated customers taking place in the United States, Germany, and other locations for the periods indicated, is set forth below (in thousands).

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales to unaffiliated customers
United States	$5,087	$5,272	$10,067	$10,811
Germany	5,782	4,949	11,998	10,857
Other	3,041	1,803	5,523	3,925

Total	$13,910	$12,024	$27,588	$25,593

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

        The Company develops, manufactures and distributes medical devices used in minimally invasive ophthalmic surgery. The Company distributes its medical devices in the cataract, refractive and glaucoma segments within ophthalmology. While the Company has expanded its marketing focus beyond the cataract market to include the refractive and glaucoma markets, the cataract market remains the Company’s primary source of sales and, therefore, the Company operates as one business segment for financial reporting purposes.

    The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 3 — Inventories

        Inventories are stated at the lower of cost, determined on a first-in, first-out basis or market and consisted of the following at July 1, 2005 and December 31, 2004 (in thousands):

	July 1, 2005	December 31, 2004
Raw materials and purchased parts	$927	$985
Work-in-process	2,137	2,253
Finished goods	10,948	11,846

	$14,012	$15,084

Note 4 — Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on December 29, 2001.

        Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS No. 142, an annual assessment of goodwill for possible impairment was completed during fiscal year 2004 and no impairment was identified. As of July 1, 2005, the carrying value of goodwill was $7.5 million.

        The Company has intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $6.3 million as of July 1, 2005. Amortization is computed on the straight-line basis over the estimated useful lives, and range from 10 to 20 years. Aggregate amortization expense for patents and licenses for the three and six months ended July 1, 2005 was approximately $120,000 and $240,000, respectively, and for the three and six months ended July 2, 2004 was approximately $203,000 and $407,000, respectively.

        The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2005 (six months)	$240
2006	479
2007	479
2008	479
2009	479

Total	$2,156

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 — Loss Per Share

        The Company presents loss per share data in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which provides for the calculation of basic and diluted earnings per share. Loss per share of common stock is computed by using the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive. The Company excluded from the computation 3,633,411 and 3,311,201, respectively, options to purchase shares of the Company's common stock for the three and six months ended July 1, 2005, and 2,578,748 and 2,538,412, respectively, options to purchase shares of the Company’s common stock for the three and six months ended July 2, 2004.

Note 6 — Supply Agreement

        In December 2000, the Company entered into a minimum purchase agreement with a manufacturer for the purchase of viscoelastic solution. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, as requested by the Company. The agreement expires in April 2006 and requires that any shortfalls in annual purchase commitments must be honored before the expiration date.  Purchases under the agreement during the three and six months ended July 1, 2005 were approximately $159,000 and $344,000, respectively, and during the three and six months ended July 2, 2004 were approximately $192,000 and $346,000, respectively.

        As of July 1, 2005, estimated annual purchase commitments are as follows (in thousands):

Fiscal Year
2005 (six months)	$256
2006	621

Total	$877

Note 7 — Contingencies

        Litigation and Claims

        In re STAAR Surgical Co. Securities Litigation , No. CV 04-8007.  The Company.and its Chief Executive Officer are defendants in a class action lawsuit pending in the Central District of California, which seeks relief on behalf of all persons who acquired the Company's securities between April 3, 2003 and January 22, 2004.  A series of lawsuits filed in 2004 were consolidated by the court on December 15, 2004 , and a related action filed in the Central District of New Mexico was voluntarily dismissed on January 28, 2005.  The plaintiffs filed a consolidated amended complaint on April 29, 2005.  The amended complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects for FDA approval of STAAR's VISIAN ICL, thereby artificially inflating the price of the Company's Common Stock.  The plaintiffs generally seek to recover compensatory damages, including interest.  The Company has filed a motion to dismiss and intends to vigorously defend against the claims asserted in the consolidated amended complaint.

     The Company is currently party to various claims and legal proceedings arising out of the normal course of our business.  These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability.  While the Company does not believe that any of the claims known are likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

        FDA Warning Letters and Form 483 Observations

        On December 29, 2003, the Company received a Warning Letter issued by the FDA Office of Compliance.  A copy of the Warning Letter is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2004.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

        The Company received a second Warning Letter from the FDA dated April 26, 2004, which outlined deficiencies noted in an audit by the FDA in December 2003.  The Company provided the FDA with the planned corrective actions to the issues raised, and in a letter dated July 1, 2004, the FDA responded that they found the corrective and preventative action plans described in our response "adequate".

         On September 23, 2004, the FDA completed a re-audit of our Monrovia, California manufacturing facility.  At the conclusion of the audit, the FDA issued a form "FDA 483 Inspectional Observations" described more fully in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2004.

        On July 5, 2005, the Company received a letter from the FDA Office of Compliance stating, among other things, that the Company's earlier responses revealed that it has "failed to adequately correct numerous violations" noted on the Form 483.  The FDA's letter stated further that the "FDA is gravely concerned about Staar's serious, continuing violations and is prepared to seek the appropriate remedies under the Act."  The Company responded to this letter on July 15, 2005, but cannot predict whether the FDA will find the response satisfactory.

        The Warning Letters and 483 Observations have adversely affected our reputation in the ophthalmic industry and our product sales.  Until the FDA is satisfied with the Company's response, it is unlikely to grant approval to market the ICL and the TICL in the United States and may place restrictions on the Company's domestic lines of business.

Note 8 — Private Placements

        During the quarter ended July 1, 2005, the Company completed a private placement of 4,100,000 shares of its Common Stock at a price of $3.50 per share, resulting in net proceeds of $13.4 million. The proceeds will be used to fund the Company’s working capital requirements.

      STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurance that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described below under the heading “Risk Factors.” The Company undertakes no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

        The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 1— Financial Statements” above.

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

      Product History

•	STAAR developed, patented, and licensed the first foldable intraocular lens, or IOL, for cataract surgery. Made of pliable material, the foldable IOL permitted surgeons for the first time to replace a cataract patient’s natural lens with minimally invasive surgery. The foldable IOL quickly became the standard of care for cataract surgery throughout the world. STAAR introduced its first versions of the lens, made of silicone, in 1991.

•	In 1996, STAAR commenced commercial sales of its VISIAN™ ICL (“ICL”) in certain foreign countries, and in 1997, the ICL received CE Marking which allowed STAAR to market the product in the European Union. Using the unique biocompatible properties of our proprietary Collamer® lens material, the ICL is implanted behind the iris and in front of the patient’s natural lens to treat refractive errors, such as myopia (near-sightedness) and hyperopia (far-sightedness). Collamer mimics the clarity and refractive qualities of the natural human lens better than acrylic lens materials, and is better tolerated by the eye than either silicone or acrylic. In 2003, the ICL became the first phakic IOL to receive an “approvable” recommendation from the FDA’s Ophthalmic Devices Panel. Currently, the ICL is approved for sale in approximately 41 countries and has been implanted in more than 40,000 eyes worldwide.

In July 2005, the Company received a letter from the FDA Office of Device Evaluation stating that the FDA has reviewed the Company’s pre-market approval application (“PMA”) for the ICL and has determined that the PMA is approvable subject to an FDA inspection that finds the Company’s manufacturing facilities, methods and controls in compliance with the applicable requirements of the FDA’s Quality System Regulation.

•	In 1998, STAAR introduced the Toric IOL, the only implantable lens approved for the treatment of astigmatism. The Toric IOL was STAAR’s first venture into the refractive market in the United States.

•	In 2000, STAAR introduced an IOL made of the Collamer material, making its clarity, refractive qualities, and biocompatibility available to cataract patients and their surgeons.

•	In 2001, STAAR commenced commercial sales of its VISIAN™ Toric ICL (“TICL”) on a limited basis in certain foreign countries, and in 2002, the TICL received CE Marking, which allowed STAAR to market the product in the European Union.

•	In 2004, STAAR, through its joint venture company, Canon Staar, introduced the first preloaded lens injector system in international markets. The Preloaded Injector offers surgeons improved convenience and reliability. The Preloaded Injector is not yet available in the U.S.

      Principal Products

    Cataract Surgery. The production and sale of IOLs for use in cataract surgery remains STAAR's core business. The Company's products for cataract surgery include the following:

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

      •  Silicone IOLs, in both three-piece and one-piece design;

      •  Silicone Toric IOLs, used in cataract surgery to treat astigmatism;

      •  Collamer® IOLs, in both three-piece and one-piece design;

      •  The Preloaded Injector, a three-piece silicone IOL preloaded into a single-use disposable injector;

      •  STAARVISC™ II ("STAARVISC"), a viscoelastic material, which is used as a tissue protective lubricant and to maintain the shape of the eye during surgery;

      •  SonicWAVE™ Phacoemulsification System, usable with all common phacoemulsification which is used to remove a cataract patient’s cloudy lens and has low energy and high vacuum characteristics;

      •  Cruise Control, a disposable filter used to increase safety and control during phacoemulsification; and

      •  Other auxiliary products for cataract surgery, manufactured by others, which strengthen our ability to offer an expanded range of procedural products.

        Sales of cataract surgery products accounted for approximately 87% of total sales for the three months ended July 1, 2005 and 88% of total sales for the six months ended July 1, 2005.

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

        The ICL and TICL have not yet been approved for use in the United States. The ICL and TICL are currently approved for use in the European Union and in Korea, Singapore, and Canada.  On July 28, 2005, the FDA notified the Company that its application to market the ICL in the U.S. was “approvable” subject to an FDA inspection that finds the Company’s manufacturing facilities, methods and controls in compliance with the FDA Quality System Regulation. The Company completed enrollment in TICL clinical trials in the United States in early 2005.

        Glaucoma Surgery. STAAR developed the AquaFlow™ Collagen Glaucoma Drainage Device, also referred to as the AquaFlow Device, as an alternative to current methods of treating open angle glaucoma. The AquaFlow Device is implanted in the sclera (the white of the eye), using a minimally invasive procedure, for the purpose of reducing intraocular pressure.

      Significant Factors Affecting Our Business

        STAAR’s current strategy focuses on the following four principal goals:

      •     resolving FDA compliance issues;

      •     improving cash flow;

      •     increasing the international market for ICLs and TICLs, securing approval to commercialize the ICL and TICL in the U.S. and launching these products; and

      •     reversing the decline in U.S. market share for or our core cataract product lines by introducing new technology and refining our mature technology.

        These four goals are interrelated: FDA compliance issues must be resolved before STAAR can introduce the ICL in the U.S., and to secure the reputation of our established cataract products. While STAAR works with the FDA to resolve these compliance issues, the Company must implement cost cutting initiatives to improve on-going cash flows in the U.S. STAAR’s international business

  STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

remains profitable, and STAAR has been successful in introducing new products like the ICL, TICL and the Preloaded Injector outside the U.S. Despite the importance of STAAR’s international business, STAAR is unlikely to achieve profitability on a consolidated basis without improved U.S. performance in the form of increased sales or a dramatically reduced cost base. In addition, STAAR management believes that the growth of the ICL and TICL in international markets will accelerate if these products are introduced and gain acceptance in the U.S.

        FDA Compliance Issues. As a manufacturer of medical devices, STAAR’s manufacturing processes and facilities are subject to regulation by the U.S. Food and Drug Administration (the “FDA”). The Office of Compliance of the FDA’s Center for Devices and Radiological Health regularly inspects STAAR’s facilities to determine whether we are in compliance with quality system regulations relating to such things as manufacturing practices, validation, testing, quality control, product labeling and complaint handling.

        On December 22, 2003 STAAR received a Warning Letter from the Office of Compliance, which outlined deficiencies related to the manufacturing and quality assurance systems of its Monrovia, California facility. In response to the Warning Letter, STAAR implemented numerous improvements to its quality system.

        STAAR also engaged Quintiles Consulting and other consultants to audit its procedures, recommend improvements and assist in implementing them. With Quintiles help, STAAR developed a Global Quality Systems Action Plan, which was completed in April 2004 and submitted to the FDA on May 14, 2004. This Plan has been continuously updated since its adoption.

        Previously, on June 17, 2004, the FDA completed an audit of the Company’s Nidau, Switzerland manufacturing facility in connection with STAAR’s premarket approval application for the VISIAN ICL. The FDA did not observe any violations of quality system regulations during this audit.

        Between July 28 and September 23, 2004 the FDA Office of Compliance conducted its most recent inspection of STAAR’s Monrovia, California facility to determine the progress of STAAR’s corrective actions. During this inspection the FDA investigators observed violations of the FDA’s Quality System Regulations and Medical Device Reporting Regulations and documented 36 observations in a List of Inspectional Observations (“Form 483”) delivered to STAAR.

        During and after the 2004 inspection STAAR implemented additional measures in response to the concerns of the FDA Office of Compliance. STAAR addressed the questions and issues raised by the Form 483 in a detailed response letter submitted to the FDA on November 4, 2004, and provided supplemental information on December 20, 2004 and February 11, 2005. On January 27, 2005, STAAR and its representatives met with the FDA Office of Compliance to update them on the corrective actions taken by STAAR.  On July 5, 2005, STAAR received a letter from the FDA Office of Compliance stating, among other things, that STAAR’s earlier responses revealed that it has “failed to adequately correct numerous violations” noted on the Form 483. The FDA’s letter stated further that the “FDA is gravely concerned about Staar’s serious, continuing violations and is prepared to seek the appropriate remedies under the Act.” The letter covered 14 of the 36 original Form 483 observations, and requested specific information on 27 of the 84 original sub-observations in the Form 483. STAAR filed a copy of the FDA Letter as Exhibit 99.1 to its Current Report on Form 8-K filed with the SEC on July 20, 2005, which is incorporated herein by this reference. The FDA also indicated that the letter was its final attempt to notify STAAR of its non-compliance and gave STAAR ten calendar days from receipt of the letter to provide its responses and supporting documentation.

        STAAR provided its response to the FDA by letter on July 15, 2005, within the ten-calendar-day deadline. STAAR’s response letter, together with 120 exhibits, comprised 15 volumes and provided a substantive and detailed response on each of the 27 sub-observations in the FDA’s letter. The responses included requested documentation, updates on corrective actions taken by STAAR following the inspection that ended in September 2004 and following STAAR’s November 2004 response, and information gathered after those dates. On three points where the FDA disagreed with STAAR’s interpretation of the FDA regulations, STAAR provided information showing compliance with the regulations under the FDA’s interpretation or corrective actions undertaken to achieve compliance in accordance with the perspective provided by the FDA.

        In its July 15, 2005 response letter STAAR also described to the FDA the significant resources devoted to implementing STAAR’s Global Quality Systems Action Plan and STAAR’s continuous updating of the Plan to incorporate feedback from both internal and external sources. This has included addressing the issues identified in the FDA’s Form 483 observations and additional evaluations and observations made by KEMA Registered Quality, Inc. (STAAR’s compliance auditor for the European Union CE Mark certification process) and consultants at King & Spalding LLP. STAAR provided a current copy of the revised Plan along with the July 15, 2005 response letter.

  STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

         STAAR has no information regarding the timing or substance of the FDA’s reaction to STAAR’s July 15, 2005 response letter, or whether the FDA will conclude that the Company’s corrective actions have satisfied the concerns raised in the Form 483 observations. STAAR believes that the FDA Office of Compliance is likely to conduct a re-inspection of its Monrovia facility, and that if any significant violations of the FDA’s Quality System Regulation or Medical Device Reporting Regulations are observed the FDA is likely to take further action.

        The FDA will require evidence of STAAR's compliance with the FDA's Quality System Regulation before granting STAAR final approval to market the VISISAN ICL or other new products in the U.S.  In the absence of such evidence, the FDA may take actions that could restrict STAAR’s ability to conduct its established lines of business, including seizure of products or an injunction of the Monrovia facility to compel compliance (which may include suspension of production or recall of products), or other actions. Such actions could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

        Improving Cash Flows in the U.S.   As the Company continues working constructively with the FDA to resolve compliance issues and gain U.S. approval for the ICL and TICL, we must manage our existing resources efficiently to continue investing in critical product development activities and ensure the successful marketing launch of the ICL.

        The Company implemented several cost-cutting measures during the fourth quarter of 2004 and the first quarter of 2005 both in the U.S. and Swiss operations to generate cash flow savings. In the U.S., we have reduced our reliance on outside consultants and reduced our sales force. We have reduced our manufacturing workforce in our Swiss facility. We expect that the full effects of these measures will be realized in the next several quarters.

        Increasing the International Market for ICLs and TICLs.  The Company has successfully  increased its market share in countries where the ICL is currently approved by emphasizing the superior outcomes in patients falling outside the "limits of Lasik."  STAAR believes the superior outcomes are motiviating surgeons to offer the ICL to patients with lower levels of required correction compared with a year ago, significantly expanding market potential.

        In addition, the introduction of the TICL in these markets has strengthened our refractive offering and contributed to accelerated sales growth for both the ICL and TICL.  Our improved delivery promise on the made-to-order TICL has allowed us to take market share from other phakic implants..

        The Company is working to obtain new approvals for the ICL and TICL in other countries.  During the quarter ended July 1, 2005, STAAR received market approvals for the TICL in Canada and Korea and for both the ICL and TICL in Singapore.  The Company expects to obtain approval for the ICL and TICL in China during the fourth quarter of 2005.

       FDA Approval of the ICL and TICL.   On July 28, 2005, the FDA Office of Device Evaluation informed STAAR by letter (the “Approvable Letter”) that the FDA had reviewed the Company’s pre-market approval application for the STAAR Myopic VISIAN ICL and determined that the application is approvable subject to an FDA inspection that finds STAAR’s manufacturing facilities, methods and controls in compliance with the applicable requirements of the FDA’s Quality System Regulation.

       The Approvable Letter covers the ICL for use in the correction of myopia ranging from -3.0 to -15.0 diopters and the reduction of myopia in adults with myopia ranging from grater than -15.0 to -20.0 diopters, in patients aged 21-45 having asigmatism less than or equal to 2.5 diopters at the spectacle plane, with an anterior chamber depth of 3.00 mm or greater, and a stable refractive history within 0.5 diopters one year prior to implantation.

        STAAR believes that it is unlikely to receive final approval from the FDA to market the ICL in the U.S. until it resolves the FDA compliance issues discussed above.

        Efforts to Reverse Decline in U.S. Cataract Business; Shifting R&D Focus. Because of its significant investment in ICL technology, STAAR had limited resources for further developing its mature and well- accepted IOL products for cataract treatment. Nevertheless, in the fourth quarter of 2003, the Company introduced the first preloaded injector system which was developed by its joint venture company in Japan, Canon Staar. Management believes, however, that during the long process of developing and seeking approval for the ICL, STAAR overall failed to match some of its competitors’ improvements to IOL technology and standard lens delivery systems, resulting in a loss of U.S. market share.

  STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

       Since receiving the FDA Warning Letter in December 2003, STAAR's focus on FDA compliance issues has limited the resources available for other research and development.  Nevertheless, STAAR has continued its initiative to continuously improve its IOLs and cartridge injector components for all lenses.  These efforts resulted in the release of a redesigned three-piece Collamer lens and injector system in July, 2005, and progress towards the completion of an improved one-piece Collamer IOL injector.  The effort to improve cartridges resulted in intermittent supply problems, particularly during 2004.

        Other Recent Highlights

        Change in Executive Management.  During the second quarter of 2005, to expand representation on the Board of Directors and adopt currently recommended norms of corporate governance, the Board increased its size from five to six members and provided for the separation of the roles of Chairman of the Board and Chief Executive Officer. Don Bailey was elected to serve as Chairman and is not related to David Bailey.

        On August 1, 2005, the Board appointed Deborah Andrews to the position of Chief Financial Officer. Ms. Andrews had served as Interim Chief Financial Officer and Principal Accounting Officer since the resignation of STAAR’s former Chief Financial Officer, John Bily, on April 28, 2005.

        Decline in U.S. Sales of IOLs. During the quarter ended July 1, 2005, decreasing sales of silicone IOLs may have been further intensified by the negative perception in the marketplace caused by the Warning Letters and recalls described below, resulting in a 6% decline in U.S. silicone IOL sales compared to the quarter ended July 2, 2004. The market’s reaction to the compliance issues, along with an interruption in the supply of cartridges, also resulted in a decline in sales of Collamer IOLs. In contrast to recent periods in which improving sales of Collamer IOLs partially offset declining sales of silicone IOLs, sales of Collamer IOLs declined 20% for the quarter ended July 1, 2005 compared to the quarter ended July 2, 2004, worsening overall results for the U.S. business and resulting in an overall decline of 3.5% in U.S. sales for the quarter ended July 1, 2005 compared to the quarter ended July 2, 2004.

        STAAR introduced a redesigned three-piece Collamer IOL, along with a newly designed injector, to the U.S. market in the second quarter of 2005. It is too early to gauge market acceptance of the redesigned lens and delivery system. If successful, the three-piece Collamer IOL is not expected to significantly affect overall performance of the U.S. cataract business until the fourth quarter of 2005.

        Growth in International Sales of VISIAN ICLs and Preloaded Silicone IOLs. The decline in the U.S. cataract business during the second quarter of 2005 was offset in part by a 67% increase in international sales of the VISIAN ICL and TICL. In addition, our preloaded silicone lens injector system, newly launched in international markets, experienced strong sales. This growth in the business contributed to an increase in international sales of 31% for the quarter ended July 1, 2005 compared to the quarter ended July 2, 2004.

        Foreign Currency Fluctuations. Our products are sold in more than 45 countries. For the quarter ended July 1, 2005, sales from international operations were 63% of total sales. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. For the three months ended July 1, 2005, currency exchange rates had a favorable impact on product sales of approximately $295,000 and an adverse impact on our marketing and selling expenses of approximately $85,000.

        Product Recalls. In 2005, we recalled one lot of phaco tubing, manufactured by a third party, due to incorrect labeling and one lot of STAARVISC, manufactured by a third party, due to a potential sterility breach of the cannula packaging that is packaged with the STAARVISC. While the majority of the direct costs associated with the recalls have not been material and we have not borne the cost of recalling third-party products, we believe recalls of STAAR products have harmed our reputation and adversely affected our product sales, although the impact cannot be quantified.

        Gross Profit. Our gross profit margin decreased to 47.5% for the quarter ended July 1, 2005 from 51.1% in the quarter ended July 2, 2004. Among the factors contributing to the decline in our gross profit margin were higher unit costs due to manufacturing process changes and reduced production volumes during the second half of 2004, and lower average selling prices.

  STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        Research and Development. We spent 10.5% of our sales on research and development (which includes regulatory and quality assurance expenses) during the quarter ended July 1, 2005, and we expect to spend approximately 10% of our sales on an annual basis in the future.

        Private Placements. Due to the delay in the FDA approval of the ICL, we sought additional cash to invest in research and development, regulatory and compliance, and manufacturing engineering and to support other operating activities. This was accomplished through the private placement of 4,100,000 shares of our Common Stock on April 4, 2005, which generated net proceeds of $13.4 million and 2,000,000 shares of our Common Stock on June 10, 2004 which generated net proceeds of $11.6 million.

        Cash Flow. During the six months ended July 1, 2005, we used $3.9 million in cash for operating activities, and $1.3 million in payment of our notes payable, ending the second quarter of fiscal 2005 with $16.6 million in cash and cash equivalents and short-term investments compared to $9.3 million in cash and cash equivalents and short-term investments at the end of fiscal 2004. During the fourth quarter of 2004, we took steps to reduce operating expenses by reducing our reliance on outside consultants. This reduction in spending is expected to result in savings of approximately $1.0 million annually. In early February 2005, we implemented additional cost reduction strategies, including the reduction in size of our direct sales force, which are expected to result in another $1.0 million in annualized cost savings. We will continue to pursue other cost savings opportunities, wherever possible, to conserve cash. We have realized benefits from the cost reductions in the second quarter of 2005, but the continued decline in U.S. sales has offset some of the savings for future periods. The Company expects operating losses and negative cash flows to continue until such time as the issues raised by the FDA Office of Compliance are resolved and the ICL is approved for sale in the United States.

        Retention of Morgan Stanley. Beginning in December 2004, we have engaged Morgan Stanley to assist our Board of Directors in a review of the strategic and financial options available to us.

      Litigation. During 2004, multiple class action lawsuits, which were subsequently consolidated, were filed against the Company and its Chief Executive Officer on behalf of all persons who acquired the Company’s securities during various periods between April 3, 2003 and September 28, 2004. See “Part II — Item 1. Legal Proceedings.”

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

	Percentage of Total		Percentage Change	Percentage of Total		Percentage Change
	Sales for		for	Sales for		for
	Three Months		Three Months	Six Months		Six Months
	July 1, 2005	July 2, 2004	2005 vs. 2004	July 1, 2005	July 2, 2004	2005 vs. 2004
Sales	100.0%	100.0%	15.7%	100.0%	100.0%	7.8%
Cost of sales	52.5	48.9	24.3	52.7	47.4	19.8

Gross profit	47.5	51.1	7.5	47.3	52.6	(3.0)

General and administrative	16.8	18.2	6.3	17.0	16.7	9.9
Marketing and selling	34.1	43.0	(8.3)	34.7	39.4	(5.1)
Research and development	10.5	17.1	(28.9)	10.0	13.1	(17.9)

Operating loss	(13.9)	(27.2)	(41.1)	(14.4)	(16.6)	(6.7)
Total other income, net	1.7	0.2	926.1	1.6	0.8	108.0

Loss before income taxes and minority interest	(12.2)	(27.0)	(47.9)	(12.8)	(15.8)	(12.7)
Provision for income taxes	3.1	1.1	228.7	3.4	2.4	53.2
Minority interest	(0.1)	0.0	--	(0.1)	0.1	--

Net loss	(15.2)%	(28.1)%	(37.6)%	(16.1)%	(18.3)%	(5.0)%

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Continued)

Sales

        Product sales for the three months ended July 1, 2005 increased to $13.9 million compared to the three months ended July 2, 2004 when they were $12.0 million. Changes in currency exchange rates had a favorable impact on product sales of approximately $295,000 for the three months ended July 1, 2005. The primary reason for the increase in product sales was an increase in international sales of 31% compared to the second quarter of 2004 driven by a 67.1% increase in Visian ICL and TICL sales, a 121% increase in preloaded silicone IOL sales, and a 31.5% increase in other distributed products. In U.S. markets, sales decreased 3.5% compared with the second quarter of 2004 driven by a decrease in silicone and collamer IOL sales which were partially offset by increased sales of STAARVisc and Cruise Control.

        Product sales for the six months ended July 1, 2005 increased to $27.6 million, compared to the six months ended July 2, 2004 when they were $25.6 million. Changes in currency exchange rates had a favorable impact on product sales of approximately $607,000, for the six months ended July 1, 2005. The primary reason for the increase in product sales was an increase in international sales of 18.5% compared to the year-to-date period ended July 2, 2004 driven by a 48.2% increase in Visian ICL and TICL sales, a 140% increase in preloaded silicone IOL sales, and a 19.7% increase in other distributed products. In U.S. markets, sales decreased 6.9% compared with the year-to-date period ended July 2, 2004 driven by a decrease in silicone and collamer IOL sales.

Gross Profit Margin

        Gross profit margin was 47.5% and 47.3% for the three months and six months ended July 1, 2005, compared to 51.1% and 52.6% for the three months and six months ended July 2, 2004. The primary reasons for the decrease in gross profit margin were higher unit costs as a result of manufacturing process changes and reduced production volume during the second half of 2004, and lower average selling prices.

General and Administrative

        General and administrative expense for the three months ended July 1, 2005 increased $139,000 or 6.3% over the three months ended July 2, 2004, and increased $420,000 or 9.9% over the same year-to-date period. The increase in both periods is due to increased legal fees and insurance costs.

Marketing and Selling

        Marketing and selling expense for the three months ended July 1, 2005 decreased $427,000 or 8.3% over the three months ended July 2, 2004, and decreased $511,000, or 5.1% over the same year-to-date period. The decrease in both periods was due principally to cost savings measures that the Company took to improve cash flows. Decreased costs in the U.S. were partially offset by increased international marketing expenses to support increased sales and the unfavorable changes in exchange rates in international markets.

Research and Development

        Research and development, which includes regulatory and quality assurance expense, for the three and six months ended July 1, 2005 decreased over the three and six months ended July 2, 2004 by $597,000, or 28.9%, and $600,000, or 17.9%, respectively.  Expense decreased as anticpated since significant costs were incurred in the previous year periods in preparation for FDA audits in the Company's Nidau, Switzerland and Monrovia, California facilities.  Toric ICL development costs have also decreased with the launch of the product in international markets.

Liquidity and Capital Resources

        Cash and cash equivalents and short-term investments at July 1, 2005 increased by approximately $7.3 million relative to December 31, 2004. The net increase in cash was due to the net proceeds of $13.4 million received during the quarter from a private placement of 4,100,000 shares of the Company’s common stock, $60,000 received in payment on a note of a former director, and $53,000 received in proceeds from the exercise of stock options. The increases were offset by the net loss of $4.4 million adjusted for

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

depreciation, amortization and other non-cash items totaling $1.4 million, payment of $1.3 million on the Company’s Swiss credit facility, and by purchases of property and equipment of $410,000.

        Inventories at July 1, 2005 decreased $1.1 million relative to December 31, 2004 due to a decrease in the unit cost of silicone IOLs and changes in exchange rates in international markets.

        Subsidiaries of the Company have foreign credit facilities with different banks to support operations in Switzerland and Germany.

        The Swiss credit agreement, as amended on August 2, 2004, provides for borrowings of up to 3.25 million Swiss Francs “CHF” (approximately $2.5 million based on the rate of exchange on July 1, 2005), and permits either fixed-term or current advances. The interest rate on current advances is 6.0% per annum at both July 1, 2005 and December 31, 2004, plus a commission rate of 0.25% payable quarterly. There were no current advances outstanding at July 1, 2005. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin (4.5% at July 1, 2005 and December 31, 2004, respectively). Borrowings outstanding under the note at July 1, 2005 and December 31, 2004, respectively, were CHF 2.2 million (approximately $1.7 million based on the rate of exchange at July 1, 2005) and CHF 3.4 million (approximately $3.0 million based on the rate of exchange on December 31, 2004). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which, among other things, require the maintenance of a minimum level of equity of at least $12.0 million and prevents the Swiss subsidiary from entering into other secured obligations or guaranteeing the obligations of others. The agreement also prohibits the sale or transfer of patents or licenses without the prior consent of the lender and the terms of inter-company receivables may not exceed 90 days.

        The Swiss credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.3 million based on the exchange rate on July 1, 2005) and does not have a termination date; Part B presently provides for borrowings of up to CHF 250,000 ($195,000 based on the exchange rate on July 1, 2005). The loan amount under Part B of the agreement reduces by CHF 250,000 ($195,000 based on the exchange rate on July 1, 2005) semi-annually.

        The German credit agreement, entered into during fiscal year 2003, provides for borrowings of up to 210,000 EUR ($254,000 at the rate of exchange on July 1, 2005), at a rate of 8.5% per annum and renews automatically each November. The agreement prohibits our German subsidiary from paying dividends and is personally guaranteed by the president of the subsidiary. There were no borrowings outstanding as of July 1, 2005 and December 31, 2004.

        The Company was in compliance with the covenants of these credit facilities as of July 1, 2005.

        As of July 1, 2005, the Company had a current ratio of 3.7:1, net working capital of $28.5 million and net equity of $46.4 million compared to December 31, 2004 when the Company’s current ratio was 2.4:1, its net working capital was $19.1 million, and its net equity was $37.8 million.

        Due to a continued decline in U.S. sales and lower gross profit, the Company sustained significant losses and negative cash flows from operations for the six months ended July 1, 2005. In order to fund its current operations including its research and development and regulatory and compliance efforts, the Company has relied on cash provided by private placements of its Common Stock, which generated net proceeds of $13.4 million on April 4, 2005 and $11.6 million on June 10, 2004. The Company believes that as a result of these financings, it currently has sufficient cash to meet its funding requirements over the next year. However, the Company expects operating losses and negative cash flows to continue until such time as the issues presented in the FDA Warning Letter dated December 22, 2003 and the Form 483 observations are resolved and the ICL is approved for sale in the U.S. To reduce operating losses and negative cash flows for the year ended December 30, 2005, the Company expects to take the following actions: (1) continue to aggressively address the issues presented in the FDA Warning Letter of December 22, 2003 and the Form 483 observations; (2) work closely with the independent sales force and ophthalmic community to reverse the negative perceptions and sales trends of the Company’s existing lines of business; (3) further reduce discretionary spending; and (4) explore other strategic and financial options. However, there can be no assurance that the Company will be successful in executing its strategies.

        The Company’s need for liquidity arises from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, proceeds from the private placement of Common Stock, proceeds from option exercises, debt repayments by former officers, and borrowings under the Company’s foreign bank credit facilities. Any withdrawal of support from its banks could have serious

STAAR SURGICAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

consequences on the Company’s liquidity. The Company’s liquidity is dependent, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Critical Accounting Policies

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes, among others. Our estimates are based on historical experiences, market trends and financial forecasts and projections, and on various other assumptions that management believes are reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these if actual conditions differ from our assumptions.

        The Company believes the following represent its critical accounting policies.

•	Revenue Recognition and Accounts Receivable. The Company recognizes sales when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectibility is reasonably assured. We record revenue from product sales when title and risk of ownership has been transferred to the customer, which is typically upon delivery to the customer. The exception to this recognition policy is sales from IOLs distributed on a consignment basis, which is recognized when we are notified that the lens has been implanted in a patient.

The Company may bundle the sale of phacoemulsification equipment to customers with multi-year agreements to purchase minimum quantities of foldable IOLs. The Company recognizes the sales from the equipment based on monthly purchases of minimum quantities of IOLs over the life of the agreement.

Revenue from license and technology agreements is recorded as income, when earned, according to the terms of the respective agreements.

The Company generally permits returns of product if the product is returned within the time allowed by the Company, and in good condition. The Company provides allowances for returns based on an analysis of our historical patterns of returns matched against the sales from which they originated. To date, historical product returns have been within the Company’s estimates.

The Company maintains provisions for uncollectible accounts based on estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified.

•	Stock-Based Compensation. We measure stock-based compensation for option grants to employees and members of the Board of Directors using the intrinsic value method. We also disclose on a proforma basis the effect on our earnings if we used the fair-value method. The fair value of each option grant for determining the pro forma impact of stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions. These assumptions consist of expected dividend yield, expected volatility, expected life, and risk-free interest rate. If the assumptions used to calculate the value of each option grant do not properly reflect future activity, the weighted average fair value of our grants could be impacted.

•	Income Taxes. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based on the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. As of July 1, 2005, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

We expect to continue to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

•	Inventories. Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

•	Goodwill. Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS No. 142, an annual assessment was completed during 2004, and no impairment was identified. As of July 1, 2005, the carrying value of goodwill was $7.5 million.

•	Patents and Licenses. The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $6.3 million as of July 1, 2005. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years.

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

        We have reported losses in each of the last three fiscal years and have an accumulated deficit of $64.9 million as of July 1, 2005. There can be no assurance that we will report net income in any future period.

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

        As of July 1, 2005, we have outstanding balances on the credit facility of a European subsidiary of approximately $1.7 million, based on exchange rates on that date. If our losses continue, we risk defaulting on the terms of our credit facility, particularly as it relates to the maintenance of minimum levels of equity and the payment of intercompany receivables.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

      We have only limited access to financing.

        Because of our history of losses, there is substantial doubt about our ability to obtain adequate financing on satisfactory terms or at all. Any such financing may involve substantial dilution to existing shareholders.

      We have received Form 483 Inspectional Observations and Warning Letters from the FDA, which until resolved to the satisfaction of the
FDA will continue to delay approval of the ICL and could limit our existing business in the United States.

        On December 29, 2003, we received a Warning Letter issued by the FDA Office of Compliance. A copy of the Warning Letter is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2004.

        We received a second Warning Letter from the FDA dated April 26, 2004, which outlined deficiencies noted in an audit by the FDA in December 2003. We provided the FDA with our planned corrective actions to the issues raised, and in a letter dated July 1, 2004, the FDA responded that they found the corrective and preventative action plans described in our response “adequate.”

        On September 23, 2004, the FDA completed a re-audit of our Monrovia, California manufacturing facility. At the conclusion of the audit, the FDA issued a form “FDA 483 Inspectional Observations” described more fully in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2004.

        On July 5, 2005, STAAR received a letter from the FDA Office of Compliance stating, among other things, that STAAR’s earlier responses revealed that it has “failed to adequately correct numerous violations” noted on the Form 483. The FDA’s letter stated further that the “FDA is gravely concerned about Staar’s serious, continuing violations and is prepared to seek the appropriate remedies under the Act.” STAAR responded to this letter on July 15, 2005, but cannot predict whether the FDA will find the response satisfactory.

         The Warning Letters and 483 Observations have adversely affected our reputation in the ophthalmic industry and our product sales. Until the FDA is satisfied with our response, it is unlikely to grant us approval to market the ICL and the TICL in the United States and may place restrictions on our domestic lines of business. See “Overview––Significant Factors Affecting Our Business and Recent Highlights––FDA Compliance Issues.”

        Our success depends on the ICL, which has not been approved for use in the United States.

        We have devoted significant resources and management attention to the development and introduction of our ICL and TICL. Our management believes that the future success of STAAR depends on the approval of the ICL for sale in the United States by the FDA. The ICL is already approved for use in the European Union and Canada and in parts of Asia. The TICL is approved for use in the European Union. On July 28, 2005, the FDA Office of Device Evaluation notified STAAR that the FDA had reviewed the Company’s pre-market approval application for the STAAR Myopic VISIAN ICL and determined that the application is approvable, subject to an FDA inspection that finds STAAR’s manufacturing facilities, methods and controls in compliance with the applicable requirements of the FDA’s Quality System Regulation. Until the FDA is satisfied with our response to its Warning Letter dated December 22, 2003 and its Form 483 Observations issued on September 23, 2004, it is unlikely to grant final approval to market the ICL and the TICL in the United States. If the FDA does not grant approval of the ICL, or significantly delays its approval, whether because of the issues contained in the Warning Letter, the 483 Observations or otherwise, our prospects for success will be severely diminished.

      Our future success depends on the successful marketing of the ICL in the United States market.

        Even if it is approved by the FDA for sale in the United States, the ICL will not reach its full sales potential unless we successfully plan and execute its launch and marketing in the United States. This will present new challenges to our sales and marketing staff and to our independent manufacturers’ representatives. In countries where the ICL has been approved to date, our sales have grown steadily, but slowly. In the United States in particular, patients who might benefit from the ICL have already been exposed to a great deal of advertising and publicity about laser refractive surgery, but have little if any awareness of the ICL. As a result, we expect to make extensive use of advertising and promotion targeted to potential patients through providers, and to carefully manage the introduction of the ICL. Our resources are limited and we cannot predict whether the particular marketing, advertising and promotion strategies we pursue will be as successful as we intend. If we do not successfully market the ICL in the United States, we will not achieve our planned profitability and growth.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

      Our core domestic business has suffered declining sales, which sales of new products have only partially offset.

      STAAR pioneered the foldable IOL for use in cataract surgery, and the foldable silicone IOL remains our largest source of sales. Since we introduced the product, however, competitors have introduced IOLs employing a variety of designs and materials. Over the years these products have gradually taken a larger share of the IOL market, while the market share for STAAR IOLs has decreased. In particular, many surgeons now choose lenses made of acrylic material rather than silicone for their typical patients. In an effort to maintain our competitive position we have introduced IOLs made of a biocompatible lens material, Collamer, and more recently a three-piece silicone IOL preloaded into a single-use disposable injector which is sold internationally. Sales of these new products, however, have only partially offset declining sales of our silicone IOLs.

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

        Medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. Despite all efforts to achieve the highest level of quality control and advance testing, from time to time defects or technical flaws in our products may not come to light until after the products are sold or consigned. In those circumstances, we have previously made voluntary recalls of our products. During 2004, we initiated several voluntary recalls of STAAR manufactured product including 33 lots of IOL cartridges, three lots of injectors, and 529 lenses, and in February 2004, in an action considered a recall but with no requirement for product to be returned to us, we issued a letter to healthcare professionals advising them of the potential for a change in manifest refraction over time in rare cases involving the single-piece Collamer IOL. In 2005, we recalled one lot of Phaco tubing, manufactured by a third party, due to incorrect labeling and in July 2005, we recalled one lot of STAARVISC, manufactured by a third party, due to a potential sterility breach of the cannula packaging that is packaged with the STAARVISC. While the majority of the direct costs associated with the recalls have not been material, we believe recalls have harmed our reputation and adversely affected our product sales, although the impact cannot be quantified. Similar recalls could take place again. Courts or regulators can also impose mandatory recalls on us, even if we believe our products are safe and effective. Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, and the damage to our reputation, could cause some professionals to discontinue using our products.

      We could experience losses due to product liability claims.

        We have been subject to product liability claims in the past and continue to be so. As part of our risk management policy, we have obtained third-party product liability insurance coverage. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. A product liability claim in excess of applicable insurance could have a material adverse effect on our business, financial condition and results of operations. Even if any product liability loss is covered by an insurance policy, these policies have retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. The payment of retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial condition, and results of operations.

        Any product liability claim would divert managerial and financial resources and could harm our reputation with customers. We cannot assure you that we will not have product liability claims in the future or that such claims would not have a material adverse

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

        Our products are sold in more than 45 countries. Sales from international operations make up a significant portion of our total sales. For the quarter ended July 1, 2005 sales from international operations were 63% of total sales. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our sales are received. Our most significant currency exposures are to the Euro, the Swiss Franc, and the Australian dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions. Fluctuations in the value of the United States dollar against other currencies have not had a material adverse effect on our operating margins and profitability in the past.

        Economic, social and political conditions, laws, practices and local customs vary widely among the countries in which we sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including lower profit margins, less stringent protection of intellectual property and economic, political and social uncertainty in some countries, especially in emerging markets. Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. We price some of our products in U.S. dollars, and as a result changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation in emerging markets also makes our products more expensive there and increases the credit risks to which we are exposed.

      We obtain some of the components of our products from a single source, and an interruption in the supply of those components could reduce our sales.

        We obtain some of the components for our products from a single source. For example, only one supplier produces our viscoelastic product. Although we believe we could find alternate supplies for any of these components, the loss or interruption of any of these suppliers could increase costs, reducing our sale and profitability, or harm our customer relations by delaying product deliveries.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

environmental accident or found to be in substantial non-compliance with applicable environmental laws, we could be held liable for damages or penalized with fines.

      We risk losses through litigation.

        The Company.and its Chief Executive Officer are defendants in a class action lawsuit pending in the Central District of California, which seeks relief on behalf of all persons who acquired the Company's securities between April 3, 2003 and January 22, 2004.  A series of lawsuits filed in 2004 were consolidated by the court on December 15, 2004 , and a related action filed in the Central District of New Mexico was voluntarily dismissed on January 28, 2005.  The plaintiffs filed a consolidated amended complaint on April 29, 2005.  The amended complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects for FDA approval of STAAR's VISIAN ICL, thereby artificially inflating the price of the Company's Common Stock.  The plaintiffs generally seek to recover compensatory damages, including interest.  The Company has filed a motion to dismiss and intends to vigorously defend against the claims asserted in the consolidated amended complaint.

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

        We have granted to the Canon Staar joint venture, an irrevocable exclusive license to make and sell products using our technology in Japan, and to make products using our technology in China and to sell such products in Japan and China. In addition, we have granted Canon Staar an irrevocable non-exclusive license to sell products using our technology in the rest of the world. Subject to the unanimous approval of the Board of Directors of the joint venture, such licenses may allow the Canon Staar joint venture to sell products in the rest of the world or grant others the right to do so.

        Upon the occurrence of certain events, including the merger, sale of substantially all of the assets or change in the management of any party to the Canon Staar joint venture, any joint venture partner may have the right to acquire that party’s interest in the joint venture at book value.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

Risks Related to the Ophthalmic Products Industry

If we fail to keep pace with advances in our industry or fail to persuade physicians to adopt the new products we introduce, customers may not buy our products and our sales may decline.

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

        We spent 10.5% of our sales on research and development during the quarter ended July 1, 2005, and we expect to spend approximately 10% in the future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. It is possible that few or none of the products currently under development will become commercially successful.

      Failure of users of our products to obtain adequate reimbursement from third-party payors could limit market acceptance of our products, which could affect our sales and profits.

        Many of our products, in particular IOLs and products related to the treatment of glaucoma, are used in procedures that are typically covered by health insurance, HMO plans, Medicare, Medicaid, or other governmental sponsored programs. These third-party payors have recently been trying to contain costs by restricting the types of procedures they reimburse to those viewed as most cost-effective and capping or reducing reimbursement rates. These polices could adversely affect sales and prices of our products. Physicians, hospitals and other health care providers may be reluctant to purchase our products if third-party payors do not adequately reimburse them for the cost of our products and the use of our surgical equipment. For example:

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

        In the United States, we must obtain approval from the FDA for each product that we market. Competing in the ophthalmic products industry requires us to continuously introduce new or improved products and processes, and to submit these to the FDA for approval. Obtaining FDA approval is a long and expensive process, and approval is never certain. In addition, our operations in the United States are subject to periodic inspection by the FDA. Such inspection may result in the FDA ordering changes in our business practices, which changes could be costly and have a material adverse effect on our business and results of operations. In particular, we received Warning Letters from the FDA on December 29, 2003 and April 26, 2004, FDA Form 483 Inspectional Observations on September 23, 2004, and a further letter on July 5, 2005 requiring us to take corrective action as discussed elsewhere in this report.

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

        Any litigation or claims against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following: to cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our sales; to negotiate a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; or to redesign our products to avoid infringing the intellectual property rights of a third party, which may be costly and time-consuming or impossible to accomplish.

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

      Our bylaws contain other provisions that could have an anti-takeover effect, including the following:

  only one of the three classes of directors is elected each year;
  stockholders have limited ability to remove directors;

STAAR SURGICAL COMPANY AND SUBSIDIARIES

  stockholders cannot act by written consent;
  stockholders cannot call a special meeting of stockholders; and
  stockholders must give advance notice to nominate directors.

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

        Our stock price has fluctuated widely, ranging from $3.62 to $5.15 during the quarter ended July 1, 2005. Our stock price could continue to experience significant fluctuations in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

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

        Interest rate risk.    Our $1.7 million of debt is based on the borrowings of our international subsidiaries. The majority of our international borrowings bear an interest rate that is linked to Euro market conditions and, thus, our interest rate expense will fluctuate with changes in those conditions. If interest rates were to increase or decrease by 1% for the year, our annual interest rate expense would increase or decrease by approximately $17,000.

        Foreign currency risk.    Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide (primarily, the Euro and Australian dollar). Accordingly, changes in exchange rates, and particularly the strengthening of the US dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. Additionally, as of July 1, 2005, all of our debt is denominated in Swiss Francs and as such, we are subject to fluctuations of the Swiss Franc as compared to the U.S. dollar in converting the value of the debt in U.S. dollars. The U.S. dollar value of the debt is increased by a weaker dollar and decreased by a stronger dollar relative to the Swiss Franc.

        In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks include those set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risks Factors.”

STAAR SURGICAL COMPANY AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

        Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of STAAR’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

      Evaluation of Disclosure Controls and Procedures

        The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures are effective in accumulating and communicating to them in a timely manner material information related to the Company (including its consolidated subsidiaries) required to be included in it periodic reports filed with the Securities and Exchange Commission.

      Changes in Internal Control Over Financial Reporting

        There was no change in internal control over financial reporting during the fiscal quarter ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

PART II.   OTHER INFORMATION

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

        In re STAAR Surgical Co. Securities Litigation , No. CV 04-8007.  The Company.and its Chief Executive Officer are defendants in a class action lawsuit pending in the Central District of California, which seeks relief on behalf of all persons who acquired the Company's securities between April 3, 2003 and January 22, 2004.  A series of lawsuits filed in 2004 were consolidated by the court on December 15, 2004 , and a related action filed in the Central District of New Mexico was voluntarily dismissed on January 28, 2005.  The plaintiffs filed a consolidated amended complaint on April 29, 2005.  The amended complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects for FDA approval of STAAR's VISIAN ICL, thereby artificially inflating the price of the Company's Common Stock.  The plaintiffs generally seek to recover compensatory damages, including interest.  The Company has filed a motion to dismiss and intends to vigorously defend against the claims asserted in the consolidated amended complaint.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.     The annual meeting of the stockholders of the Company (the “Annual Meeting”) was held on May 19, 2005.

b.     At the Annual Meeting, two Class I directors were elected to serve until the annual meeting of stockholders in 2008 and until their successors are duly elected and qualified. The vote was as follows:

	Number of Shares
	For	Against
Mr. David Bailey	17,029,201	2,059,304
Mr. Don Bailey	5,956,065	132,124

The directors whose terms continued after the Annual Meeting and the years their terms expire are as follows:

Class II Directors	Term Expires:
Mr. Donald Duffy	2006
Dr. Volker D. Anhaeusser	2006
Class III Directors	Term Expires:
Mr. David Morrison	2007
Mr. David L. Schlotterbeck	2007

c.     At the Annual Meeting, the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2005 was ratified by the stockholders. The vote was as follows:

	Number of Shares
For	Against	Abstain
18,785,507	285,933	40,091

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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
32.1    Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

_________________

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

Date:	August 10, 2005	STAAR SURGICAL COMPANY By: /s/ DEBORAH ANDREWS —————————————— Deborah Andrews Vice President and Chief Financial Officer (principal accounting officer)

Exhibit 31.1

Certifications

I, David Bailey, certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of STAAR Surgical Company;

    2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 10, 2005	By: /s/ DAVID BAILEY —————————————— David Bailey President, Chief Executive Officer, and Director (principal executive officer)

Exhibit 31.2

Certifications

I, Deborah Andrews, certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of STAAR Surgical Company;

    2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 10, 2005	By: /s/ DEBORAH ANDREWS —————————————— Deborah Andrews Vice President and Chief Financial Officer (principal accounting officer)

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the filing of the Quarterly Report on Form 10-Q for the period ended July 1, 2005 (the “Report”) by STAAR Surgical Company (“Registrant”), each of the undersigned hereby certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant as of and for the periods presented in the Report.

Date:	August 10, 2005	By: /s/ DAVID BAILEY —————————————— David Bailey President, Chief Executive Officer, and Director (principal executive officer)

Date:	August 10, 2005	By: /s/ DEBORAH ANDREWS —————————————— Deborah Andrews Vice President and Chief Financial Officer (principal accounting officer)

    A signed original of this written statement required by 18 U.S.C. Section 1350 has been provided to STAAR Surgical Company and will be furnished to the Securities and Exchange Commission or its staff upon request.