Form 10-Q
period 2005-09-30
STAAR SURGICAL CO
filed 2005-11-09
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2005

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

The registrant has 24,797,654 shares of common stock, par value $0.01 per share, issued and outstanding as of November 7, 2005.

STAAR SURGICAL COMPANY

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,054	$4,187
Short-term investments	--	5,125
Accounts receivable, net	5,631	6,217
Inventories	14,279	15,084
Prepaids, deposits and other current assets	1,789	1,969

Total current assets	36,753	32,582

Investment in joint venture	283	125
Property, plant and equipment, net	5,509	6,163
Patents and licenses, net	5,040	5,400
Goodwill	7,534	7,534
Other assets	131	169

Total assets	$55,250	$51,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,702	$3,004
Accounts payable	3,781	5,313
Other current liabilities	5,261	5,162

Total current liabilities	10,744	13,479
Other long-term liabilities	705	632

Total liabilities	11,449	14,111

Minority interest	--	22

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares
authorized; none issued or outstanding	--	--
Common stock, $.01 par value; 30,000 shares
authorized; issued and outstanding 24,798 at
September 30, 2005 and 20,664 at December 31, 2004	248	207
Additional paid-in capital	112,277	98,691
Accumulated other comprehensive income	338	1,024
Accumulated deficit	(68,228)	(60,478)

	44,635	39,444
Notes receivable from officers and directors, net	(834)	(1,604)

Total stockholders' equity	43,801	37,840

Total liabilities and stockholders' equity	$55,250	$51,973

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Sales	$11,647	$12,140	$39,236	$37,733
Cost of sales	6,450	6,043	20,978	18,169

Gross profit	5,197	6,097	18,258	19,564

General and administrative	2,321	2,143	6,898	6,406
Marketing and selling	4,290	4,511	13,884	14,615
Research and development	1,274	1,533	4,023	4,882
Other charges	640	--	746	--

Operating loss	(3,328)	(2,090)	(7,293)	(6,339)

Other income (expense):
Equity in operations of joint venture	122	(170)	158	(189)
Interest income	135	58	323	151
Interest expense	(35)	(70)	(136)	(159)
Other income	9	207	328	435

Total other income, net	231	25	673	238

Loss before income taxes and minority interest	(3,097)	(2,065)	(6,620)	(6,101)
Provision for income taxes	210	203	1,152	818
Minority interest	(5)	--	(22)	29

Net loss	$(3,302)	$(2,268)	$(7,750)	$(6,948)

Loss per share - basic and diluted	$(.13)	$(.11)	$(.33)	$(.36)

Weighted average shares outstanding -
basic and diluted	24,797	20,550	23,343	19,281

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2005	October 1, 2004
Cash flows from operating activities:
Net loss	$(7,750)	$(6,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,507	1,477
Amortization of intangibles	360	567
Loss on disposal of fixed assets	23	84
Equity in operations of joint venture	(158)	189
Stock-based consultant expense	117	173
Common stock issued for services	78	--
Notes receivable reserve	746	--
Other	(66)	(19)
Minority interest	(22)	21
Changes in working capital:
Accounts receivable	586	189
Inventories	674	(1,172)
Prepaids, deposits and other current assets	180	(783)
Accounts payable	(1,532)	(887)
Other current liabilities	99	1,371

Net cash used in operating activities	(5,158)	(5,738)

Cash flows from investing activities:
Acquisition of property and equipment	(745)	(1,169)
Increase in patents and licenses	--	(16)
Purchase of short-term investments	(15,300)	--
Sale of short-term investments	20,425	--
Purchase of minority interest in subsidiary	--	(768)
Decrease (increase) in other assets	38	(91)
Dividend received from joint venture	--	81
Proceeds from notes receivable and other	90	310

Net cash provided by (used in) investing activities	4,508	(1,653)

Cash flows from financing activities:
Payments under notes payable and long-term liabilities	(1,229)	(188)
Net proceeds from private placement	13,374	11,648
Proceeds from exercise of stock options	58	614

Net cash provided by financing activities	12,203	12,074

Effect of exchange rate changes on cash and cash equivalents	(686)	(127)

Increase in cash and cash equivalents	10,867	4,556
Cash and cash equivalents, at the beginning of the period	4,187	7,286

Cash and cash equivalents, at the end of the period	$15,054	$11,842

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Organization and Description of Business

        STAAR Surgical Company (the "Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing intraocular lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with cataracts, refractive conditions and glaucoma. Products sold by the Company for use in restoring vision impaired by cataracts include the following:  its line of silicone and Collamer IOLs; the Preloaded Injector, which is a three-piece silicone IOL preloaded into a single-use disposable injector; the SonicWAVE™ Phacoemulsification System; STAARVISC™ II, a viscoelastic material; and Cruise Control, a disposable filter which allows for a significantly faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi and peristaltic pump technologies. Products sold by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the VISIAN™ ICL® (“ICL”) and the VISIAN™ TICL® (“TICL”). The Company’s AquaFlow™ Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to create a space that allows increased drainage of intraocular fluid, thereby reducing the intraocular pressure that otherwise may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment manufactured both by the Company and suppliers in the ophthalmic products industry.

        The Company’s only significant subsidiary is STAAR Surgical AG, a wholly owned subsidiary, formed in Switzerland, to develop, manufacture and distribute certain of the Company’s products worldwide, including the ICL, TICL and the AquaFlow device. STAAR Surgical AG is the parent of a major European sales subsidiary that distributes both the Company’s products and products from various other manufacturers.

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

        In 2001, the parties entered into a settlement agreement whereby (i) they reconfirmed the joint venture agreement and the license agreement, (ii) they agreed that the Company would promptly commence the transfer of STAAR's technology to the joint venture, (iii) the Company granted the joint venture an exclusive license to make any products in China and sell such products in Japan and China (subject to STAAR's existing licenses and the existing rights of third parties), (iv) the Company agreed to provide the joint venture with raw materials under a supply agreement to be entered into with the joint venture, (v) Canon Sales Co., Inc. is to enter into a distribution agreement with the joint venture providing a minimum 50-70% share of sales revenue to the joint venture and having such other terms as unanimously approved by the directors of the joint venture, and (iv) the parties settled certain patent disputes.

Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income. During the nine months ended September 30, 2005 and October 1, 2004, the net foreign currency translation loss was $686,000 and $127,000, respectively.

 Net foreign currency transaction gain for the three and nine months ended September 30, 2005 was $4,000 and $266,000, respectively, and for the three and nine months ended October 1, 2004 was $26,000 and $170,000, respectively.

        Investment in the Company's joint venture with Canon Staar Co., Inc., is accounted for using the equity method of accounting.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three and nine months ended September 30, 2005 and October 1, 2004, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

        The results of operations for the three months and nine months ended September 30, 2005 and October 1, 2004 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

        Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.

New Accounting Pronouncements

        In June 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement No. 143, Accounting for Asset Retirement Obligations.  Specifically, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations."  This standard addresses the accounting  for obligations associated with the Directive 2002/96/EC , Waste Electrical and Electronic Equipment (the Directive), which was adopted by the European Union (EU).  The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste (i.e., waste associated with products placed on the market on or before August 13, 2005).  The guidance in the FSP is required to be applied to the later of  (1) the first reporting period ending after June 8, 2005, or (2) the date that the EU-member country adopts the law.  The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

        On August 31, 2005, the FASB Staff issued FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).  This FSP defers the requirement that a freestanding financial instrument originally subject to SFAS No 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity.  Such instruments shall continue to be accounted for under the provisions of SFAS No. 123(R) unless its terms are modified when the holder is no longer an employee.  The Company will consider the provisions of this FSP and its impact on modified awards upon adoption of SFAS No. 123(R) on January 1, 2006.

        In September 2005, the FASB issued Proposed FDP FAS 123(R)-c which provides a simplified, more practical transition election relating to the calculation of the "APIC pool."  The APIC pool is defined as the pool of excess tax benefits available to absorb tax deficiencies occurring after the adoption of SFAS No. 123(R).  Under the Proposed FSP, companies can elect to perform simpler computations to derive the beginning balance of the APIC pool as well as  the impact on the APIC pool of fully vested and outstanding awards as of the SFAS No. 123(R) adoption date.  The beginning balance can be computed by taking the sum of all tax benefits incurred prior to the adoption of SFAS  No. 123(R) from stock-based compensation plans less the tax effected (using a blended statutory rate) pro forma stock-based compensation cost.  In addition, increases to the APIC pool for fully vested awards can be calculated by multiplying the tax rate times the tax benefit of the deduction.  The calculation of any awards that are partially vested or granted after the SFAS 123(R) adoption date will not be affected by this Proposed FSP and will be calculated in accordance with SFAS No. 123(R) which entails that only the excess tax benefit or deficiency of the tax deduction over the compensation cost recognized should be considered for the APIC pool.  Also under the Proposed FSP, all tax benefits recognized on fully vested awards and the excess tax benefits for partially vested and new awards will be reported on the Statement of Cash Flows as a component of financing activities.  Companies will have up to one year after adopting SFAS No. 123(R) to decide to elect and disclose whether they plan to use the alternative method or the original method prescribed in SFAS No. 123(R).  If finalized, the Company will adopt this Proposed Staff Position in conjunction with the adoption of  SFAS No. 123(R).

        On October 18, 2005, the FASB Staff issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).  This FSP permits the presumption that an understanding of the key terms and conditions of an individual employee's award are known at the date the Board, or other corporate governing body, approves the award, as long as the award is a unilateral grant and the key terms and conditions are expected to be communicated to the recipient within a relatively short period of time.  The Company will consider the provisions of this FSP and its impact on awards granted upon adoption of SFAS No. 123(R) on January 1, 2006.

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

         Had the Company accounted for stock options issued to employees and others in accordance with the fair value method of SFAS No. 123, pro forma net loss and loss per share for the three and nine months ended September 30, 2005 and October 1, 2004 would be as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net loss As reported	$(3, 302)	$(2,268)	$(7,750)	$(6,948)

Deduct: Total stock-based employee
compensation expense
determined under fair value
based methods for all awards	(138)	(165)	(798)	(687)

Net loss Pro forma	$(3,440)	$(2,433)	$(8,548)	$(7,635)

Loss per share: Basic and diluted
As reported	$(0.13)	$(0.11)	$(0.33)	$(0.36)

Pro forma	$(0.14)	$(0.12)	$(0.37)	$(0.40)

Note 2 — Geographic and Product Data

        The Company markets and sells its products in over 45 countries and has manufacturing sites in the United States and Switzerland. Other than the United States, Germany and Australia, no country where the Company conducts business accounted for more than 5% of the Company's consolidated sales. Sales are attributed to countries based on location of customers. The portion of the Company’s total sales to unaffiliated customers taking place in the United States, Germany, Australia and other locations for the periods indicated, is set forth below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Sales to unaffiliated customers
United States	$4,393	$5,414	$14,460	$16,224
Germany	5,072	5,001	17,071	15,858
Australia	751	471	2,116	1,299
Other	1,431	1,254	5,589	4,352

Total	$11,647	$12,140	$39,236	$37,733

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Sales by product line
Cataract	$10,534	$11,084	$34,731	$34,171
Refractive	997	876	4,020	2,915
Glaucoma	116	180	485	647

Total	$11,647	$12,140	$39,236	$37,733

    The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 3 — Inventories

        Inventories are stated at the lower of cost, determined on a first-in, first-out basis or market and consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Raw materials and purchased parts	$978	$985
Work-in-process	2,208	2,253
Finished goods	11,093	11,846

	$14,279	$15,084

Note 4 — Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on December 29, 2001.

        Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS No. 142, an annual assessment of goodwill for possible impairment was completed during the fourth quarter of fiscal year 2004 and no impairment was identified. As of September 30, 2005, the carrying value of goodwill was $7.5 million.

        The Company has intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $6.5 million as of September 30, 2005. Amortization is computed on the straight-line basis over the estimated useful lives, and range from 10 to 20 years. Aggregate amortization expense for patents and licenses for the three and nine months ended September 30, 2005 was approximately $120,000 and $360,000, respectively, and for the three and nine months ended October 1, 2004 was approximately $160,000 and $567,000, respectively.

        The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2005 (three months)	$120
2006	479
2007	479
2008	479
2009	479

Total	$2,036

Note 5 — Loss Per Share

        The Company presents loss per share data in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which provides for the calculation of basic and diluted earnings per share. Loss per share of common stock is computed by using the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive. Accordingly, the Company excluded from the computation options to purchase the following numbers of shares of its Common Stock:   3,369,248 and 3,334,222 for the three and nine months ended September 30, 2005, and 2,786,093 and 2,541,533 for the three and nine months ended October 1, 2004.

Note 6 — Supply Agreement

        In December 2000, the Company entered into a minimum purchase agreement with a manufacturer for the purchase of viscoelastic solution. In addition to a minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, as requested by the Company. The agreement expires in April 2006 and requires that any shortfalls in annual purchase commitments must be honored before the expiration date.  Purchases under the agreement during the three and nine months ended September 30, 2005 were approximately $223,000 and $567,000, and during the three and nine months ended October 1, 2004 were approximately $154,000 and $500,000.   As of September 30, 2005, estimated annual purchase commitments are as follows (in thousands):

Fiscal Year
2005 (three months)	$34
2006	621

Total	$655

Note 7 — Commitments and Contingencies

        Litigation and Claims

        In re STAAR Surgical Co. Securities Litigation, No. CV 04-8007. The Company and its Chief Executive Officer are defendants in a class action lawsuit pending in the Central District of California. A consolidated amended complaint filed by the plaintiffs on April 29, 2005 generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects for FDA approval of STAAR’s VISIAN ICL, thereby artificially inflating the price of the Company’s Common Stock. The plaintiffs generally seek to recover compensatory damages, including interest.

        The Company filed a motion to dismiss, which the court denied in an order filed September 19, 2005 (the “Order”). While permitting the case to proceed, the Order effectively narrowed the proposed class to purchasers of the Company’s securities between October 6, 2003 and January 6, 2004 by limiting the statements of the Company that the plaintiffs may challenge. The Company has filed a motion requesting certification of the Order for interlocutory appeal, and intends to vigorously defend against the claims asserted in the consolidated amended complaint.

        From time to time the Company is subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability   While the Company does not believe that any of the claims known is likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

   FDA Warning Letters and Form 483 Observations

        The Office of Compliance of the FDA’s Center for Devices and Radiological Health regularly inspects the Company’s facilities to determine whether we are in compliance with the FDA's Quality System Regulations relating to such things as manufacturing practices, validation, testing, quality control, product labeling and complaint handling, and in compliance with FDA Medical Device Reporting regulations.

         Failure to demonstrate strict compliance with these regulations and can result in enforcement actions that terminate, suspend or severely restrict the ability to continue manufacturing and selling medical devices.

        Between December 29, 2003 and July 5, 2005 the Company received Warning Letters, Form 483 Inspectional Observations and other correspondence from the FDA indicating deficiencies in the Company’s compliance with its Quality System Regulations and Medical Device Reporting regulations and warning of possible enforcement action. In response, the Company implemented numerous improvements to its quality system. Among other things, the Company developed a Global Quality Systems Action Plan, which was completed in April 2004 and submitted to the FDA on May 14, 2004. This Plan has been continuously updated since its adoption.

        The FDA Office of Compliance conducted its most recent inspection of the Company’s Monrovia, California facility between August 29, 2005 and September 14, 2005. At the conclusion of the inspection the inspectors issued three Inspectional Observations on FDA Form 483. One of the observations was annotated as “corrected and verified,” and the Company promised to correct the remaining two. The Company provided details of its corrective actions on the remaining two observations to the FDA by letter on October 11, 2005.

        Based on the Company’s corrections to the quality system issues identified by the FDA in previous inspections and the findings of the FDA in this inspection, the Company does not believe that enforcement action by the FDA is likely at this time. Nevertheless, the Warning Letters, the Form 483 Observations and the letter received on July 5, 2005 have adversely affected the Company's  reputation in the ophthalmic industry and its product sales. The final FDA approval of the VISIAN ICL remains subject to a review of the results of the recent inspection by the FDA’s Center for Devices and Radiological Health.

        For a more complete discussion of these matters please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Significant Factors Affecting our Business – FDA Compliance Issues.”

Note 8 — Receivables from Officers and Directors

         During the third quarter of fiscal 2005, the Company recorded an additional reserve of $640,000 against promissory notes of Dr. Peter Utrata, a former director of the Company.  Aggregate principal and accrued interest owed to the Company under the notes was $1.9 million as of September 30, 2005, against which the Company has reserved a total of $1.3 million.  Dr. Utrata is in default under the notes and a related Forbearance Agreement with the Company, and he has recently disputed whether he is obligated to pay the full principal and interest under the notes.  On these events, the Company re-evaluated its likelihood of collecting on the notes and re-examined the collateral for the notes, which consists of a pledge of 120,000 shares of the Company's Common Stock (the "Pledged Shares") and a second mortgage on a home in Florida.  During the third quarter of 2005, the Company was advised that its collateral may be compromised with respect to the second mortgage.  Accordingly, the Company increased its reserve on the notes to reflect the status of the collateral.  The reserve is currently calculated as the difference, as of September 30, 2005, between the aggregate principal and accrued interest on the notes and the value of the Pledged Shares.

         Notwithstanding the additional reserve amount, the Company believes that Dr. Utrata is obligated to repay the full amount of principal and interest on the notes, and continues to pursue full repayment of the notes.

Note 9 — Reclassifications

        A reclassification of $106,000, representing a reserve against promissory notes of a former director of the Company recorded during the first  quarter of 2005, was made from General and Administrative Expenses to Other Charges in the Consolidated Statement of Operations for the nine-month period ended September 30, 2005 to conform to the presentation of a similar change recorded during the third quarter of 2005.

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

      Product History

•	STAAR developed, patented, and licensed the first foldable intraocular lens, or IOL, for cataract surgery. Made of pliable material, the foldable IOL permitted surgeons for the first time to replace a cataract patient’s natural lens with minimally invasive surgery. The foldable IOL quickly became the standard of care for cataract surgery throughout the world. STAAR introduced its first versions of the lens, made of silicone, in 1991.

•	In 1996, STAAR commenced commercial sales of its VISIAN ICL (“ICL”) in certain foreign countries, and in 1997, the ICL received CE Marking which allowed STAAR to market the product in the European Union. Using the unique biocompatible properties of our proprietary Collamer® lens material, the ICL is implanted behind the iris and in front of the patient’s natural lens to treat refractive errors, such as myopia (near-sightedness) and hyperopia (far-sightedness). Collamer mimics the clarity and refractive qualities of the natural human lens better than acrylic lens materials, and is better tolerated by the eye than either silicone or acrylic. In 2003, the ICL became the first phakic IOL to receive an “approvable” recommendation from the FDA’s Ophthalmic Devices Panel. Currently, the ICL is approved for sale in approximately 41 countries and has been implanted in more than 40,000 eyes worldwide.

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

•	In 1998, STAAR introduced the Toric IOL, the first implantable lens approved for the treatment of astigmatism. The Toric IOL was STAAR’s first venture into the refractive market in the United States.

•	In 2000, STAAR introduced an IOL made of the Collamer material, making its clarity, refractive qualities, and biocompatibility available to cataract patients and their surgeons.

•	In 2001, STAAR commenced commercial sales of its VISIAN Toric ICL (“TICL”) on a limited basis in certain foreign countries, and in 2002, the TICL received CE Marking, which allowed STAAR to market the product in the European Union.

•	In 2004, STAAR, through its joint venture company, Canon Staar, introduced the first preloaded lens injector system in international markets. The Preloaded Injector offers surgeons improved convenience and reliability. The Preloaded Injector is not yet available in the U.S.

Principal Products

    Cataract Surgery. The production and sale of IOLs for use in cataract surgery remains STAAR's core business. The Company's products for cataract surgery include the following:

•	Silicone IOLs, in both three-piece and one-piece design;
•	Silicone Toric IOLs, used in cataract surgery to treat astigmatism
•	Collamer® IOLs, in both three-piece and one-piece design;
•	The Preloaded Injector, a three-piece silicone IOL preloaded into a single-use disposable injector;
•	STAARVISC™ II ("STAARVISC"), a viscoelastic material, which is used as a tissue protective lubricant and to maintain the shape of the eye during surgery;
•	SonicWAVE™ Phacoemulsification System, which is used to remove a cataract patient’s cloudy lens and has low energy and high vacuum characteristics;
•	Cruise Control, a disposable filter used to increase safety and control during phacoemulsification, which is usable with all common phacoemulsification systems; and
•	Other auxiliary products for cataract surgery, including those manufactured by others, which strengthen our ability to offer an expanded range of procedural products.

        Sales of cataract surgery products accounted for approximately 90% of total sales for the three months ended September 30, 2005 and 89% of total sales for the nine months ended September 30, 2005.

        Refractive Surgery. We have used our unique biocompatible Collamer material to develop and manufacture lenses to treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These include the VISIAN ICL, or ICL, and the Toric VISIAN TICL, or TICL. Lenses of this type are generically called “phakic IOLs” or “phakic implants” because they work along with the patient’s natural lens, or phakos, rather than replacing it.

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

        FDA Compliance Issues. As a manufacturer of medical devices, STAAR Surgical Company’s manufacturing processes and facilities are subject to regulation by the U.S. Food and Drug Administration (the “FDA”). The Office of Compliance of the FDA’s Center for Devices and Radiological Health regularly inspects STAAR’s facilities to determine whether we are in compliance with the FDA Quality System Regulations relating to such things as manufacturing practices, validation, testing, quality control, product labeling and complaint handling, and in compliance with FDA Medical Device Reporting regulations. Failure to demonstrate strict compliance with these regulations can result in enforcement actions that terminate, suspend or severely restrict the ability to continue manufacturing and selling medical devices.

        On December 29, 2003 STAAR received a Warning Letter from the Office of Compliance, which outlined deficiencies related to the manufacturing and quality assurance systems of its Monrovia, California facility. In response to the Warning Letter, STAAR implemented numerous improvements to its quality system. STAAR also engaged Quintiles Consulting and other consultants to audit its procedures, recommend improvements and assist in implementing them. With Quintiles’ help, STAAR developed a Global Quality Systems Action Plan, which was completed in April 2004 and submitted to the FDA on May 14, 2004. This Plan has been continuously updated since its adoption.

        On September 23, 2004, the FDA completed a re-inspection of our Monrovia, California manufacturing facility. At the conclusion of the inspection, the FDA issued a form “FDA 483 Inspectional Observations” described more fully in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2004.

        On July 5, 2005, the Company received a letter from the FDA Office of Compliance stating, among other things, that the Company’s earlier responses revealed that it has “failed to adequately correct numerous violations” noted on the Form 483. The FDA’s letter stated further that the “FDA is gravely concerned about Staar’s serious, continuing violations and is prepared to seek the appropriate remedies under the Act.” The Company responded to this letter on July 15, 2005.

        Between August 29, 2005 and September 14, 2005, the FDA conducted a re-inspection of STAAR’s Monrovia, California facility, which included both a pre-approval inspection in connection with the Company’s premarket approval application for the VISIAN ICL and an audit of the Company’s compliance with the FDA’s Quality System Regulation and Medical Device Reporting regulations. At the conclusion of the inspection the inspectors issued three Inspectional Observations on FDA Form 483. One of the observations was annotated as “corrected and verified,” and the Company promised to correct the remaining two. The Company provided details of its corrective actions on the remaining two observations to the FDA by letter on October 11, 2005.

        Based on the Company’s corrections to the quality system issues identified by the FDA in previous inspections and the findings of the FDA in this most recent inspection, the Company does not believe that enforcement action by the FDA is likely at this time. The Company believes the outcome of the inspection reflects the Company’s efforts to enhance its compliance systems during the preceding 20 months and the FDA’s evaluation of that work. Nevertheless, the Warning Letters, the Form 483 Observations and the letter received on July 5, 2005 have adversely affected our reputation in the ophthalmic industry and our product sales. The final FDA approval of the VISIAN ICL remains subject to a review of the results of the recent inspection by the FDA’s Center for Devices and Radiological Health.

        Improving Cash Flows in the U.S. As the Company continues working constructively with the FDA to resolve compliance issues and gain U.S. approval for the ICL and TICL, we must manage our existing resources efficiently to continue investing in critical product development activities and ensure the successful marketing launch of the ICL.

        The Company implemented several cost-cutting measures during the fourth quarter of 2004 and the first quarter of 2005 both in the U.S. and Swiss operations to generate cash flow savings. In the U.S., we have reduced our reliance on outside consultants and reduced our direct sales force. We have reduced our manufacturing workforce in our Swiss facility. We expect that the full effects of these measures will be realized in the next several quarters.

        Increasing the International Market for ICLs and TICLs. The Company has successfully increased its market share in countries where the ICL is currently approved by emphasizing the superior outcomes in patients falling outside the “limits of Lasik.” STAAR believes the superior outcomes are motivating surgeons to offer the ICL to patients with lower levels of required correction compared with a year ago, significantly expanding market potential.

        In addition, the introduction of the TICL in these markets has strengthened our refractive offering and contributed to accelerated sales growth for both the ICL and TICL. Our improved delivery promise on the made to order TICL has allowed us to take market share from other phakic implants.

        The Company is working to obtain new approvals for the ICL and TICL in other countries. During the second quarter of  2005, STAAR received market approvals for the TICL in Canada and Korea and for both the ICL and TICL in Singapore. The Company believes it could obtain approval for the ICL and TICL in China as early as the fourth quarter of 2005.

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

        The Approvable Letter covers the ICL for use in the correction of myopia ranging from -3.0 to -15.0 diopters and the reduction of myopia in adults with myopia ranging from greater than -15.0 to -20.0 diopters, in patients aged 21-45 having astigmatism less than or equal to 2.5 diopters at the spectacle plane, with an anterior chamber depth of 3.00 mm or greater, and a stable refractive history within 0.5 diopters for one year prior to implantation.

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

        Since receiving the FDA Warning Letter in December 2003, STAAR’s focus on FDA compliance issues has limited the resources available for other research and development. Nevertheless, STAAR has continued its initiative to continuously improve its IOLs and cartridge injector components for all lenses. These efforts resulted in the release of a redesigned three-piece Collamer lens and injector system in July, 2005. The effort to improve cartridges resulted in intermittent supply problems, particularly during 2004.

      Other Recent Highlights

        Decline in U.S. Sales of IOLs. A combination of several factors led to the decline of 18.8% in U.S. sales for the quarter ended September 30, 2005 as compared to the quarter ended October 1, 2004:

  In their original report on the Company’s audited financial statements for fiscal year 2004, the Company’s independent registered public accounting firm included a qualifying paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. While this qualification was withdrawn following the Company’s receipt of the proceeds of a private placement of common stock on April 4, 2005, doubt about the Company’s ability to continue to support its products caused some customers to curtail purchases of our products.
  The FDA’s Form 483 Observations regarding STAAR’s regulatory compliance, and in particular a letter received from the FDA on July 5, 2005 indicating that STAAR’s responses to the observations remained inadequate, harmed STAAR’s quality reputation with customers and led to further doubts about STAAR’s ability to continue its domestic business.
  In particular, the FDA’s observations raised questions – which STAAR believes it has fully resolved – concerning the Collamer® material used in certain of STAAR’s IOLs.

        Because of the uncertainty created by the above factors, some existing customers discontinued using our product and it became very difficult to persuade potential new customers to evaluate our products.

        In addition, during the third quarter of 2005 STAAR’s supplier of its STAARVISC viscoelastic material recalled its products, which temporarily impacted IOL sales since STAARVISC is oftentimes bundled with IOLs.

        Third quarter sales were also affected by a ruling of the Centers for Medicare and Medicaid Services (“CMS”). The ruling permits Medicare-covered cataract patients to receive higher-cost multifocal IOLs by paying only the additional cost of the lens and surgical procedure while still receiving reimbursement for the basic cost of cataract surgery and a monofocal IOL. Surgeons who wished to offer this alternative to patients, including most of STAAR’s customers, by use of Alcon’s ReSTOR® lens, were required to receive training in implanting the ReSTOR lens during the last two quarters. This resulted in reduced sales in the U.S. of STAAR IOLs during the quarter ended September 30, 2005 compared to the quarter ended October 1, 2004, in particular silicone IOLs decreased 22% and Collamer IOLs decreased 20%. While STAAR expects some rebound in sales now that the ReSTOR training process is largely complete, the CMS ruling and the ability of surgeons to offer multifocal lenses with partial Medicare reimbursement is expected to continue to affect sales of STAAR’s IOLs in future periods.

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

         Growth in International Sales of VISIAN ICLs and Preloaded Silicone IOLs. The decline in the U.S. cataract business during the third quarter of 2005 was offset in part by a 14% increase in international sales of the VISIAN ICL and TICL. In addition, our preloaded silicone lens injector system, newly launched in international markets, experienced strong sales. This growth in the business contributed to an increase in international sales of 8% for the quarter ended September 30, 2005 compared to the quarter ended October 1, 2004.

       Seasonality. We generally experience lower sales during the third quarter due to the effect of summer vacations on elective procedures.  In particular, because sales activity in Europe drops dramatically in the summer months, and European sales have recently accounted for a greater proportion of our total sales, this seasonal variation in our results has become even more pronounced.

        Foreign Currency Fluctuations. Our products are sold in more than 45 countries. For the quarter ended September 30, 2005, sales from international operations were 62% of total sales. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. For the three months ended September 30, 2005, changes in currency exchange rates did not have a material impact on product sales and marketing and selling expenses.

        Product Recalls. During the first nine months of 2005, we recalled one lot of phaco tubing manufactured by a third party, due to incorrect labeling, and one lot of STAARVISC, manufactured by a third party, due to a potential sterility breach in the packaging of the cannula that is packaged with the STAARVISC. While the majority of the direct costs associated with the recalls have not been material and we have not borne the cost of recalling third-party products, any recalls of STAAR products can harm our reputation and adversely affect our product sales, although the impact cannot be quantified.

        Gross Profit. Our gross profit margin decreased to 44.6% for the quarter ended September 30, 2005 from 50.2% in the quarter ended October 1, 2004. Among the factors contributing to the decline in our gross profit margin were higher unit costs due to the allocation of fixed overhead across fewer units produced, lower overall average selling prices of IOLs, and a continued shift in geographical and product mix.  Until  such time as IOL sales increase and/or the ICL is approved in the United States, the Company does not expect to realize significant improvements, if any, in gross profit margin.

        Research and Development. We spent approximately 10.9% of our sales on research and development (which includes regulatory and quality assurance expenses) during the quarter ended September 30, 2005, and we expect to spend approximately 10% of our sales on an annual basis in the future.

        Private Placements. Due to the delay in the FDA approval of the ICL, we sought additional cash to invest in research and development, regulatory and compliance, and manufacturing engineering and to support other operating activities. This was accomplished through the private placement of 4,100,000 shares of our Common Stock on April 4, 2005, which generated net proceeds of $13.4 million and 2,000,000 shares of our Common Stock on June 10, 2004, which generated net proceeds of $11.6 million.

        Cash Flow. During the nine months ended September 30, 2005, we used $5.2 million in cash for operating activities, $745,000 in the purchase of property and equipment and $1.2 million in payment of our notes payable, ending the third quarter of fiscal 2005 with $15.1 million in cash and cash equivalents and short-term investments compared to $9.3 million in cash and cash equivalents and short-term investments at the end of fiscal 2004. During the fourth quarter of 2004, we took steps to reduce operating expenses by reducing our reliance on outside consultants. This reduction in spending is expected to result in savings of approximately $1.0 million annually. In early February 2005, we implemented additional cost reduction strategies, including the reduction in size of our direct sales force, which are expected to result in another $1.0 million in annualized cost savings. We will continue to pursue other cost savings opportunities, wherever possible, to conserve cash. We have realized benefits from the cost reductions in the third quarter of 2005, but the continued decline in U.S. sales has offset some of the savings for future periods. The Company expects operating losses and negative cash flows to continue until such time as the issues raised by the FDA Office of Compliance are resolved and the ICL is approved for sale in the United States and begins to achieve significant sales.

        Retention of Morgan Stanley. Beginning in December 2004, we have engaged Morgan Stanley to assist our Board of Directors in a review of the strategic and financial options available to us.

      Litigation. The Company and its Chief Executive Officer are defendants in a class action lawsuit pending in the Central District of California on behalf of all persons who purchased the Company's securities during various periods of 2003 and 2004.  See “Part II — Item 1. Legal Proceedings.”

Results of Operations

        The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total		Percentage Change	Percentage of Total		Percentage Change
	Sales for		for	Sales for		for
	Three Months		Three Months	Nine Months		Nine Months
	September 30, 2005	October 1, 2004	2005 vs. 2004	September 30, 2005	October 1, 2004	2005 vs. 2004
Sales	100.0%	100.0%	(4.1)%	100.0%	100.0%	4.0%
Cost of sales	55.4	49.8	6.7	53.5	48.2	15.5

Gross profit	44.6	50.2	(14.8)	46.5	51.8	(6.7)

General and administrative	19.9	17.7	8.3	17.6	17.0	7.7
Marketing and selling	36.8	37.1	(4.9)	35.4	38.7	(5.0)
Research and development	10.9	12.6	(16.9)	10.3	12.9	(17.6)
Other charges	5.5	--	--	1.9	--	--

Operating loss	(28.5)	(17.2)	59.2	(18.7)	(16.8)	15.0
Total other income, net	2.0	0.2	824.0	1.7	0.6	182.8

Loss before income taxes and minority interest	(26.5)	(17.0)	50.0	(17.0)	(16.2)	8.5
Provision for income taxes	1.8	1.7	3.4	2.9	2.1	40.8
Minority interest	--	--	--	(0.1)	0.1	--

Net loss	(28.3)%	(18.7)%	45.6%	(19.8)%	(18.4)%	11.5%

Sales

        Net sales for the three months ended September 30, 2005 decreased to $11.6 million compared to the three months ended October 1, 2004 when they were $12.1 million. Changes in currency did not have a material impact on the third quarter 2005 net sales.  The decrease in net sales was due to a $1.0 million or 19% decrease in U.S. sales, principally IOLs, primarily due to concerns over the receipt of a letter from the FDA on July 5, 2005 that stated that STAAR was still not in compliance with Quality System Regulations.  This decrease in U.S. sales was partially offset by a $527,000 or 8% increase in international sales.  During the third quarter, international VISIAN ICL sales increased 14% compared with the third quarter of 2004 and represented 9% of total sales for the quarter.  In addition, international sales of the Company's preloaded silicone IOL increased 66% and represented 11% of total IOL sales compared with 6% in the third quarter of 2004.

        Net sales for the nine months ended September 30, 2005 increased to $39.2 million, compared to the nine months ended October 1, 2004 when they were $37.7 million. Changes in currency exchange rates had a favorable impact on net sales of approximately $615,000, for the nine months ended September 30, 2005. The primary reason for the increase in net sales was an increase in international sales of 15% compared to the year-to-date period ended October 1, 2004, driven by a 38% increase in VISIAN ICL and TICL sales and a 110% increase in preloaded silicone IOL sales. The increase in international sales was partially offset by an 11% decrease in U.S. sales, driven by lower silicone and collamer IOL sales.

Gross Profit Margin

        Gross profit margin was 44.6% and 46.5% for the three months and nine months ended September 30, 2005, compared to 50.2% and 51.8% for the three months and nine months ended October 1, 2004. The primary reasons for the decrease in gross profit margin were higher unit costs due to the allocation of fixed overhead across fewer units produced, lower overall average selling prices of IOLs, and a continued shift in geographical and product mix. Until such time as IOL sales increase and/or the ICL is approved in the United States, the Company does not expect to realize significant improvements, if any, in gross profit margin.

General and Administrative

        General and administrative expense for the three months ended September 30, 2005 increased $178,000 or 8.3% over the three months ended October 1, 2004, and increased $492,000 or 7.7% over the same year-to-date period. The increase in both periods is due to increased legal fees and insurance costs.

Marketing and Selling

        Marketing and selling expense for the three months ended September 30, 2005 decreased $221,000 or 4.9% over the three months ended October 1,  2004, and decreased $731,000, or 5.0% over the same year-to-date period. The decrease in both periods was due principally to cost savings measures that the Company took to improve cash flows. Decreased costs in the U.S. were partially offset by increased international marketing expenses to support increased sales.  Changes in exchange rates in international markets had a small favorable impact of $7,000 for the three months ended September 30, 2005 and an unfavorable impact for the nine months ended September 30, 2005 of $172,000.

Research and Development

        Research and development expense, which includes regulatory and quality assurance expense, for the three and nine months ended September 30, 2005 decreased over the three and nine months ended October 1, 2004 by $259,000, or 16.9%, and $859,000, or 17.6%, respectively.  Expense decreased as anticipated since significant costs were incurred in the previous year periods in preparation for FDA audits in the Company's Nidau, Switzerland and Monrovia, California facilities.  Toric ICL development costs have also decreased with the launch of the product in international markets.

Other Charges

        During the third quarter of fiscal 2005, the Company recorded an additional reserve of $640,000 against promissory notes of Dr. Peter Utrata, a former director of the Company.  Aggregate principal and accrued interest owed to the Company under the notes was $1.9 million as of September 30, 2005, against which the Company has reserved a total of $1.2 million.  Dr. Utrata is in default under the notes and a related Forbearance Agreement with the Company, and he has recently disputed whether he is obligated to pay the full principal and interest under the notes.

       On these events, the Company re-evaluated its likelihood of collecting on the notes and re-examined the collateral for the notes, which consists of a pledge of 120,000 shares of the Company's Common Stock (the "Pledged Shares") and a second mortgage on a home in Florida.  During the third quarter of 2005, the Company was advised that its collateral may be compromised with respect to the second mortgage.  Accordingly, the Company increased its reserve on the notes to reflect the status of the collateral.  The reserve is currently calculated as the difference, as of September 30, 2005, between the aggregate principal and accrued interest on the notes and the value of the Pledged Shares.

       Notwithstanding the additional reserve amount, the Company believes that Dr. Utrata is obligated to repay the full amount of principal and interest on the notes, and continues to pursue full repayment of the notes.

Liquidity and Capital Resources

        Cash and cash equivalents and short-term investments at September 30, 2005 increased by approximately $5.7 million relative to December 31, 2004. The net increase in cash was due to the net proceeds of $13.4 million received during the second quarter from a private placement of 4,100,000 shares of the Company’s common stock, $90,000 received in payment on a note of a former director, and $58,000 received in proceeds from the exercise of stock options. The increases were offset by the net loss of $7.8 million adjusted for depreciation, amortization and other non-cash items totaling $2.6 million, payment of $1.2 million on the Company’s Swiss credit facility, and by purchases of property and equipment of $745,000.

        Inventories at September 30, 2005 decreased $805,000 relative to December 31, 2004 due to changes in currency exchange rages, in particular the Euro.

        Subsidiaries of the Company have foreign credit facilities with different banks to support operations in Switzerland and Germany.

        The Swiss credit agreement, as amended on August 2, 2004, provides for borrowings of up to 3.25 million Swiss Francs “CHF” (approximately $2.5 million based on the rate of exchange on  September 30, 2005), and permits either fixed-term or current advances. The interest rate on current advances is 6.0% per annum at both September 30, 2005 and December 31, 2004, plus a commission rate of 0.25% payable quarterly. There were no current advances outstanding at September 30, 2005. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin (4.9% at September 30, 2005 and 4.5% at December 31, 2004, respectively). Borrowings outstanding under the note at September 30, 2005 and December 31, 2004, respectively, were CHF 2.2 million (approximately $1.7 million based on the rate of exchange at September 30, 2005) and CHF 3.4 million (approximately $3.0 million based on the rate of exchange on December 31, 2004). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which, among other things, require the maintenance of a minimum level of equity of at least $12.0 million and prevents the Swiss subsidiary from entering into other secured obligations or guaranteeing the obligations of others. The agreement also prohibits the sale or transfer of patents or licenses without the prior consent of the lender and the terms of inter-company receivables may not exceed 90 days.

        The Swiss credit facility is divided into two parts: Part A provides for borrowings of up to CHF 3.0 million ($2.3 million based on the exchange rate on September 30, 2005) and does not have a termination date; Part B presently provides for borrowings of up to CHF 250,000 ($193,000 based on the exchange rate on September 30, 2005). The loan amount under Part B of the agreement reduces by CHF 250,000 ($193,000 based on the exchange rate on September 30, 2005) semi-annually.  As of September 30, 2005, approximately 1.2 million CHF (approximately $800,000 based on the exchange rate on September 30, 2005) of the credit facility was available for borrowing.

        The German subsidiary entered into a new credit agreement on August 30, 2005.  The renewed credit agreement provides for borrowings of up to 100,000 EUR ($120,000 at the rate of exchange on September 30, 2005), at a rate of 7.0% per annum and does not have a termination date. The credit facility is not secured.  There were no borrowings outstanding as of September 30, 2005 and December 31, 2004.

        The Company was in compliance with the covenants of these credit facilities as of September 30, 2005.

        As of  September 30, 2005, the Company had a current ratio of 3.4:1, net working capital of $26.0 million and net equity of $43.8 million compared to December 31, 2004 when the Company’s current ratio was 2.4:1, its net working capital was $19.1 million, and its net equity was $37.8 million.

        Due to a continued decline in U.S. sales and lower gross profit, the Company sustained significant losses and negative cash flows from operations for the nine months ended September 30, 2005. In order to fund its current operations including its research and development and regulatory and compliance efforts, the Company has relied on cash provided by private placements of its Common Stock, which generated net proceeds of $13.4 million on April 4, 2005 and $11.6 million on June 10, 2004. The Company believes that as a result of these financings, it currently has sufficient cash to meet its funding requirements over the next year. However, the Company expects operating losses and negative cash flows to continue until such time as the ICL is approved for sale in the U.S. and begins to achieve significant sales.

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

        The Company believes the following represent its critical accounting policies.

•	Revenue Recognition and Accounts Receivable. The Company recognizes sales when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectibility is reasonably assured. We record revenue from product sales when title and risk of ownership has been transferred to the customer, which is typically upon delivery to the customer. The exception to this recognition policy is sales from IOLs distributed on a consignment basis, which are recognized when we are notified that the lens has been implanted in a patient.

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

•	Stock-Based Compensation. We measure stock-based compensation for option grants to employees and members of the Board of Directors using the intrinsic value method. We also disclose on a proforma basis the effect on our earnings if we used the fair-value method. The fair value of each option grant for determining the pro forma impact of stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions. These assumptions consist of expected dividend yield, expected volatility, expected life, and risk-free interest rate. If the assumptions used to calculate the value of each option grant do not properly reflect future activity, the weighted average fair value of our grants could be impacted.

•	Income Taxes. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based on the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. As of September 30, 2005, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet.

We expect to continue to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

•	Inventories. Inventories are valued at the lower of first-in, first-out cost or market. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

•	Goodwill. Goodwill, which has an indefinite life and was previously amortized on a straight-line basis over the periods benefited, is no longer amortized to earnings, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS No. 142, an annual assessment was completed during the fourth quarter of 2004, and no impairment was identified. As of September 30, 2005, the carrying value of goodwill was $7.5 million.

•	Patents and Licenses. The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $6.5 million as of September 30, 2005. Amortization is computed on the straight-line basis over the estimated useful lives, which are based on legal and contractual provisions, and range from 10 to 20 years.

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

        We have reported losses in each of the last three fiscal years and have an accumulated deficit of $68.2 million as of September 30, 2005. There can be no assurance that we will report net income in any future period.

      We have only limited working capital.

        Our current sources of working capital are sufficient to satisfy our anticipated working capital requirements for fiscal 2005. However, the declining sales of our cataract products and the delay in U.S. approval for the ICL raise uncertainties about the sufficiency of our working capital for future years and we may have to consider alternative sources of funding. There can be no assurance as to the availability of such funding or the terms upon which it might be available.

      We have limited access to credit and could default of the terms of our loan agreements.

        As of September 30, 2005, we have outstanding balances on the credit facility of a European subsidiary of approximately $1.7 million, based on exchange rates on that date. If our losses continue, we risk defaulting on the terms of our credit facility, particularly as it relates to the maintenance of minimum levels of equity and the payment of intercompany receivables.

      We have only limited access to financing.

        Because of our history of losses, there is substantial doubt about our ability to obtain adequate financing on satisfactory terms or at all. Any such financing may involve substantial dilution to existing shareholders.   In addition, we have only 1,357,232 authorized shares of common stock that are unissued and that have not been reserved for issuance on the exercise of outstanding stock options.  This relatively small number of available shares limits our ability to raise equity capital by selling common stock or securities convertible into common stock unless our stockholders approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock.  Even if additional authorized share become available, equity financing at recently prevailing rates could result in substantial dilution to existing stockholders.

      FDA compliance issues could continue to delay approval of the ICL and could limit our existing business in the United States.

        The Office of Compliance of the FDA’s Center for Devices and Radiological Health regularly inspects STAAR’s facilities to determine whether we are in compliance with the FDA Quality System Regulations relating to such things as manufacturing practices, validation, testing, quality control, product labeling and complaint handling, and in compliance with FDA Medical Device Reporting regulations. Failure to demonstrate strict compliance with these regulations and can result in enforcement actions that terminate, suspend or severely restrict the ability to continue manufacturing and selling medical devices.

        Between December 29, 2003 and July 5, 2005 the Company received Warning Letters, Form 483 Inspectional Observations and other correspondence from the FDA indicating deficiencies in the Company’s compliance with the FDA Quality System Regulations and Medical Device Reporting regulations and warning of possible enforcement action. In response, STAAR implemented numerous improvements to its quality system. Among other things, STAAR developed a Global Quality Systems Action Plan, which was completed in April 2004 and submitted to the FDA on May 14, 2004. This Plan has been continuously updated since its adoption.

        The FDA Office of Compliance conducted its most recent inspection of STAAR’s Monrovia, California facility between August 29, 2005 and September 14, 2005. At the conclusion of the inspection the inspectors issued three Inspectional Observations on FDA Form 483. One of the observations was annotated as “corrected and verified,” and the Company promised to correct the remaining two. The Company provided details of its corrective actions on the remaining two observations to the FDA by letter on October 11, 2005.

        Based on the Company’s corrections to the quality system issues identified by the FDA in previous inspections and the findings of the FDA in this inspection, the Company does not believe that enforcement action by the FDA is likely at this time. Nevertheless, the Warning Letters, the Form 483 Observations and the letter received on July 5, 2005 have adversely affected our reputation in the ophthalmic industry and our product sales. The final FDA approval of the VISIAN ICL remains subject to a review of the results of the recent inspection by the FDA’s Center for Devices and Radiological Health.

        STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and its ability to demonstrate strict compliance with FDA regulations. Any material failure by the Company to do so in the future could result in additional Warning Letters that damage our reputation or enforcement action by the FDA, which would materially harm our business.

        Our success depends on the ICL, which has not been approved for use in the United States.

        We have devoted significant resources and management attention to the development and introduction of our ICL and TICL. Our management believes that the future success of STAAR depends on the approval of the ICL for sale in the United States by the FDA. The ICL and TICL are already approved for use in the European Union and Canada and in parts of Asia. On July 28, 2005, the FDA Office of Device Evaluation notified STAAR that the FDA had reviewed the Company’s pre-market approval application for the STAAR Myopic VISIAN ICL and determined that the application is approvable, subject to an FDA inspection that finds STAAR’s manufacturing facilities, methods and controls in compliance with the applicable requirements of the FDA’s Quality System Regulations. The FDA completed an inspection of the Company’s Monrovia, California facility on September 14, 2005. The issuance of the final approval to market the VISIAN ICL in the U.S. remains subject to a review of the results of that inspection. If the FDA does not grant approval of the ICL, or significantly delays its approval, whether because of the issues contained in the Warning Letter, the 483 Observations or otherwise, our prospects for success will be severely diminished.

      Our future success depends on the successful marketing of the ICL in the United States market.

        Even if it is approved by the FDA for sale in the United States, the ICL will not reach its full sales potential unless we successfully plan and execute its launch and marketing in the United States. This will present new challenges to our sales and marketing staff and to our independent manufacturers’ representatives. In countries where the ICL has been approved to date, our sales have grown steadily, but slowly. In the United States in particular, patients who might benefit from the ICL have already been exposed to a great deal of advertising and publicity about laser refractive surgery, but have little if any awareness of the ICL. As a result, we expect to make extensive use of advertising and promotion targeted to potential patients through providers, and to carefully manage the introduction of the ICL. Final training of surgeons in the U.S. will be conducted by a finite number of proctors on our staff. Our resources are limited and we cannot predict whether the particular marketing, advertising and promotion strategies we pursue will be as successful as we intend. If we do not successfully market the ICL in the United States, we will not achieve our planned profitability and growth.

     Our core domestic business has suffered declining sales, which sales of new products have only partially offset.

        STAAR pioneered the foldable IOL for use in cataract surgery, and the foldable silicone IOL remains our largest source of sales. Since we introduced the product, however, competitors have introduced IOLs employing a variety of designs and materials. Over the years these products have gradually taken a larger share of the IOL market, while the market share for STAAR IOLs has decreased. In particular, many surgeons now choose lenses made of acrylic material rather than silicone for their typical patients. In an effort to maintain our competitive position we have introduced IOLs made of a biocompatible lens material, Collamer, and more recently a three-piece silicone IOL preloaded into a single-use disposable injector which is sold internationally. Despite the introduction of these products, the overall cataract business has continued to decline in recent periods.

      Our sales are subject to significant seasonal variation.

        We generally experience lower sales during the third quarter due to the effect of summer vacations on elective procedures. In particular, because sales activity in Europe drops dramatically in July and August, and European sales have recently accounted for a greater proportion of our total sales, this seasonal variation in our results has become even more pronounced.

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

        Medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. Despite all efforts to achieve the highest level of quality control and advance testing, from time to time defects or technical flaws in our products may not come to light until after the products are sold or consigned. In those circumstances, we have previously made voluntary recalls of our products. In 2005, we recalled one lot of Phaco tubing, manufactured by a third party, due to incorrect labeling and in July 2005, we recalled one lot of STAARVISC, manufactured by a third party, due to a potential sterility breach of the packaging of the cannula that is packaged with the STAARVISC. During 2004, we initiated several voluntary recalls of STAAR manufactured product including 33 lots of IOL cartridges, three lots of injectors, and 529 lenses, and in February 2004, in an action considered a recall but with no requirement for product to be returned to us, we issued a letter to healthcare professionals advising them of the potential for a change in manifest refraction over time in rare cases involving the single-piece Collamer IOL. While the majority of the direct costs associated with the recalls have not been material, we believe recalls have harmed our reputation and adversely affected our product sales, although the impact cannot be quantified. Similar recalls could take place again. Courts or regulators can also impose mandatory recalls on us, even if we believe our products are safe and effective. Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, and the damage to our reputation, could cause some professionals to discontinue using our products.

      We could experience losses due to product liability claims.

        We have been subject to product liability claims in the past and continue to be so. As part of our risk management policy, we have obtained third-party product liability insurance coverage. In recent periods this insurance has become more expensive and difficult to procure. Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. A product liability claim in excess of applicable insurance could have a material adverse effect on our business, financial condition and results of operations. Even if any product liability loss is covered by an insurance policy, these policies have retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. The payment of retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial condition, and results of operations.

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

        Our products are sold in more than 45 countries. Sales from international operations make up a significant portion of our total sales. For the quarter ended September 30, 2005 sales from international operations were 62% of total sales. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our sales are received. Our most significant currency exposures are to the Euro, the Swiss Franc, and the Australian dollar. The exchange rates between these and other local currencies and the United States dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions. Fluctuations in the value of the United States dollar against other currencies have not had a material adverse effect on our operating margins and profitability in the past.

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

      We risk losses through litigation.

        The Company and its Chief Executive Officer are defendants in a class action lawsuit pending in the Central District of California.  A consolidated amended complaint filed by the plaintiffs on April 29, 2005 generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects for FDA approval of STAAR's VISIAN ICL, thereby artificially inflating the price of the Company's Common Stock.  The plaintiffs generally seek to recover compensatory damages, including interest.  The Company filed a motion to dismiss, which the court denied in an order filed September 19, 2005 (the "Order").  While permitting the case to proceed, the Order effectively narrowed the proposed class to purchasers of the Company's securities between October 6, 2003 and January 6, 2004 by limiting the statements of the Company that the plaintiffs may challenge.  The Company has filed a motion requesting certification of the Order for interlocutory appeal, and intends to vigorously defend against the claims asserted in the consolidated amended complaint.

        From time to time we are party to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. While we do not believe that any of the claims known to us is likely to have a material adverse effect on our financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

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

        We spent 10.9% of our sales on research and development during the quarter ended September 30, 2005, and we expect to spend approximately 10% in  future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. It is possible that few or none of the products currently under development will become commercially successful.

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

        In the United States, we must obtain approval from the FDA for each product that we market. Competing in the ophthalmic products industry requires us to continuously introduce new or improved products and processes, and to submit these to the FDA for approval. Obtaining FDA approval is a long and expensive process, and approval is never certain. In addition, our operations in the United States are subject to periodic inspection by the FDA. Such inspection may result in the FDA ordering changes in our business practices, which changes could be costly and have a material adverse effect on our business and results of operations. In particular, we received Warning Letters from the FDA on December 29, 2003 and April 26, 2004, FDA Form 483 Inspectional Observations on September 23, 2004, and a further letter on July 5, 2005 requiring us to take corrective action as discussed elsewhere in this report. The FDA Office of Compliance conducted its most recent inspection of STAAR's Monrovia, California facility bweeen August 29, 2005 and September 14, 2005.  At the conclusion of the inspection the inspectors issued three Inspectional Observations on FDA Form 483.

         Products distributed outside of the United States are also subject to government regulation, which may be equally or more demanding. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. If a regulatory authority delays approval of a potentially significant product, the potential sales of the product and its value to us can be substantially reduced. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses of the product, or may otherwise limit our ability to promote, sell and distribute the product, or may require post-

marketing studies. If we cannot obtain regulatory approval of our new products, or if the approval is too narrow, we will not be able to market these products, which would eliminate or reduce our potential sales and earnings.

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

        Our stock price has fluctuated widely, ranging from $3.15 to $5.85 during the quarter ended September 30, 2005. Our stock price could continue to experience significant fluctuations in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

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

        Foreign currency risk.    Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide (primarily, the Euro, Swiss Franc, and Australian dollar). Accordingly, changes in exchange rates, and particularly the strengthening of the US dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. Additionally, as of September 30, 2005, all of our debt is denominated in Swiss Francs and as such, we are subject to fluctuations of the Swiss Franc as compared to the U.S. dollar in converting the value of the debt in U.S. dollars. The U.S. dollar value of the debt is increased by a weaker dollar and decreased by a stronger dollar relative to the Swiss Franc.

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

      Changes in Internal Control Over Financial Reporting

        There was no change in internal control over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

        From time to time the Company is subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. We do not believe that any of the claims known to us is likely to have a material adverse effect on our financial condition or results of operations.

        In re STAAR Surgical Co. Securities Litigation, No. CV 04-8007.  The Company and its Chief Executive Officer are defendants in a class action lawsuit pending in the Central District of California.  A consolidated amended complaint filed by the plaintiffs on April 29, 2005 generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects for FDA approval of STAAR's VISIAN ICL, thereby artificially inflating the price of the Company's Common Stock.  The plaintiffs generally seek to recover compensatory damages, including interest.

     The Company filed a motion to dismiss, which the court denied in an order filed September 19, 2005 (the "Order").  While permitting the case to proceed, the Order effectively narrowed the proposed class to purchasers of the Company's securities between October 6, 2003 and January 6, 2004 by limiting the statements of the Company that the plaintiffs may challenge.  The Company has filed a motion requesting certification of the Order for interlocutory appeal, and intends to vigorously defend against the claims asserted in the consolidated amended complaint.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.         OTHER INFORMATION

Not applicable

ITEM 6.        EXHIBITS

Exhibits

3.1	Certificate of Incorporation, as amended. (1)
3.2	By-laws, as amended. (2)
4.5	Stockholders' Rights Plan, dated effective April 20, 1995. (2)
4.9	Amendment No. 1 to Stockholders' Rights Plan, dated April 21, 2003. (3)
10.58	Loan Agreement between Deutche Postbank AG and Domilens dated August 30, 2005. (4)
10.59	Standard Industrial/Commercial Multi-Tenant Lease - Gross dated October 6, 2005, entered into between the Company and Z & M LLC. (4)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

_________________

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003, as filed on May 19, 2003.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2005	STAAR SURGICAL COMPANY By: /s/ DEBORAH ANDREWS —————————————— Deborah Andrews Vice President and Chief Financial Officer (on behalf of the Registrant and as principal accounting officer)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 9, 2005	By: /s/ DAVID BAILEY —————————————— David Bailey President, Chief Executive Officer, and Director (principal executive officer)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 9, 2005	By: /s/ DEBORAH ANDREWS —————————————— Deborah Andrews Vice President and Chief Financial Officer (principal accounting officer)

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the filing of the Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the “Report”) by STAAR Surgical Company (“Registrant”), each of the undersigned hereby certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant as of and for the periods presented in the Report.

Date:	November 9, 2005	By: /s/ DAVID BAILEY —————————————— David Bailey President, Chief Executive Officer, and Director (principal executive officer)

Date:	November 9, 2005	By: /s/ DEBORAH ANDREWS —————————————— Deborah Andrews Vice President and Chief Financial Officer (principal accounting officer)

    A signed original of this written statement required by 18 U.S.C. Section 1350 has been provided to STAAR Surgical Company and will be furnished to the Securities and Exchange Commission or its staff upon request.