Form 10-Q
period 2006-03-31
STAAR SURGICAL CO
filed 2006-05-10
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-11634
STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-3797439
(State of incorporation)	(I.R.S. Employer Identification No.)
1911 Walker Avenue
Monrovia, California 91016
(Address of principal executive offices, including zip code)
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
      The registrant has 25,006,868 shares of common stock, par value $0.01 per share, issued and outstanding as of May 8, 2006.

STAAR SURGICAL COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 30,
	2006	2005

	(In thousands,
	except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,664	$12,708
Accounts receivable, net	6,036	5,100
Inventories	14,046	14,699
Prepaids, deposits and other current assets	2,179	1,763

Total current assets	31,925	34,270

Investment in joint venture	278	283
Property, plant and equipment, net	5,570	5,595
Patents and licenses, net	4,800	4,920
Goodwill	7,534	7,534
Other assets	150	153

Total assets	$50,257	$52,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,686	$1,676
Accounts payable	3,989	4,014
Other current liabilities	5,728	5,845

Total current liabilities	11,403	11,535
Other long-term liabilities	756	854

Total liabilities	12,159	12,389

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 30,000 shares authorized, issued and outstanding 24,982 at March 31, 2006 and 24,819 at December 30, 2005	250	248
Additional paid-in capital	113,430	112,434
Accumulated other comprehensive income	238	146
Accumulated deficit	(75,015)	(71,653)

	38,903	41,175
Notes receivable from former directors	(805)	(809)

Total stockholders’ equity	38,098	40,366

Total liabilities and stockholders’ equity	$50,257	$52,755

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31, 2006	April 1, 2005

	(In thousands, except
	per share amounts)
	(Unaudited)
Net sales	$13,315	$13,678
Cost of sales	6,916	7,228

Gross profit	6,399	6,450

Selling, general and administrative expenses:
General and administrative	2,801	2,350
Marketing and selling	5,082	4,852
Research and development	1,726	1,283

Total selling, general and administrative expenses	9,609	8,485

Operating loss	(3,210)	(2,035)

Other income (expense):
Equity in operations of joint venture	(5)	—
Interest income	118	58
Interest expense	(41)	(57)
Other income (expense)	(17)	205

Total other income, net	55	206

Loss before income taxes and minority interest	(3,155)	(1,829)
Provision for income taxes	207	517
Minority interest	—	(8)

Net loss	$(3,362)	$(2,338)

Loss per share — basic and diluted	$(.14)	$(.11)

Weighted average shares outstanding — Basic and diluted	24,857	20,675

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	April 1,
	2006	2005

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,362)	$(2,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	490	504
Amortization of intangibles	120	120
Loss on disposal of fixed assets	46	5
Equity in operations of joint venture	5	—
Stock-based compensation	527	23
Common stock issued for services	—	59
Notes receivable reserve	—	106
Other	(16)	(17)
Minority interest	—	(8)
Changes in working capital:
Accounts receivable	(936)	(168)
Inventories	614	497
Prepaids, deposits and other current assets	(416)	(496)
Accounts payable	(25)	(937)
Other current liabilities	(158)	77

Net cash used in operating activities	(3,111)	(2,573)

Cash flows from investing activities:
Acquisition of property and equipment	(451)	(87)
Sale of short-term investments	—	3,250
Decrease in other assets	3	17
Proceeds from notes receivable and other	20	21

Net cash provided by (used in) investing activities	(428)	3,201

Cash flows from financing activities:
Payments under notes payable	(88)	(1,150)
Proceeds from the exercise of stock options	491	48

Net cash provided by (used in) financing activities	403	(1,102)

Effect of exchange rate changes on cash and cash equivalents	92	(312)

Decrease in cash and cash equivalents	(3,044)	(786)
Cash and cash equivalents, at beginning of the period	12,708	4,187

Cash and cash equivalents, at end of the period	$9,664	$3,401

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

Note 1 —	Basis of Presentation and Significant Accounting Policies
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three months ended March 31, 2006 and April 1, 2005, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
      The results of operations for the three months ended March 31, 2006 and April 1, 2005 are not necessarily indicative of the results to be expected for any other interim period or the entire year.
      Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.

Stock Based Compensation
      Effective December 31, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 30, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 6 to the Consolidated Condensed Financial Statements for a further discussion of stock-based compensation.

Note 2 —	Inventories
      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at March 31, 2006 and December 30, 2005 (in thousands):

	March 31,	December 30,
	2006	2005

Raw materials and purchased parts	$754	$859
Work-in-process	1,575	2,259
Finished goods	11,717	11,581

	$14,046	$14,699

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Stockholders’ Equity
      The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted number of shares outstanding. As the Company was in a loss position for the three months ended March 31, 2006 and April 1, 2005, respectively, potential common shares of 2,796,755 and 3,237,848 were excluded from the computation as the shares would have had an anti-dilutive effect.

Comprehensive loss
      The components of comprehensive loss are as follows (in 000’s):

	March 31,	April 1,
	2006	2005

Net loss	$(3,362)	$(2,338)
Foreign currency translation adjustment	92	(312)

Total comprehensive loss	$(3,270)	$(2,650)

Note 4 —	Geographic and Product Data
      The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.
      The Company markets and sells its products in over 42 countries and has manufacturing sites in the United States and Switzerland. Other than the United States and Germany, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers between those in the United States, Germany, and other locations for each year, is set forth below (in thousands).

	Three Months Ended

	March 31,	April 1,
	2006	2005

United States	$5,152	$4,980
Germany	5,244	6,216
Other	2,919	2,482

Total	$13,315	$13,678

      100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products are IOLs and ancillary products used in cataract and refractive surgery. The composition of the Company’s net sales by surgical line is as follows (in thousands):

	Three Months Ended

	March 31,	April 1,
	2006	2005

Cataract	$10,672	$12,130
Refractive	2,468	1,376
Glaucoma	175	172

Total	$13,315	$13,678

      The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 5 —	Commitments and Contingencies
      In re STAAR Surgical Co. Securities Litigation, No. CV 04-8007. The Company and its Chief Executive Officer are defendants in a class action lawsuit pending in the United States District Court for the Central District of California. A consolidated amended complaint filed by the plaintiffs on April 29, 2005 generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects for FDA approval of STAAR’s Visian ICL, thereby artificially inflating the price of the Company’s Common Stock. The plaintiffs generally seek to recover compensatory damages, including interest.
      The defendants filed a motion to dismiss, which the Court denied in an order filed September 19, 2005 (the “Order”). While permitting the case to proceed, the Order effectively narrowed the proposed class to purchasers of STAAR’s securities between October 6, 2003 and January 5, 2004 by limiting the statements of STAAR that the plaintiffs may challenge.
      On December 27, 2005, a Joint Status Report and Notice of Settlement (the “Notice”) was filed with the Court, indicating that the parties had signed a Memorandum of Understanding reflecting their agreement to settle all claims. On March 23, 2006, the parties to the Class Action filed with the Court a Stipulation of Settlement. The Stipulation of Settlement provides, among other things, that without admission of liability STAAR will, in consideration of their agreement to settle, pay to the plaintiffs total consideration of $3,700,000. STAAR’s insurance carrier has agreed to pay the costs of the settlement except for approximately $100,000 in administrative costs payable by the Company and any further defense costs, provided STAAR’s total expenditure in connection with the lawsuit will not exceed the $500,000 retention amount under its insurance policy, which was fully accrued as of December 30, 2005.
      The parties have requested that the Court preliminarily approve the Stipulation of Settlement, authorize notice to the class of the settlement terms, and schedule a final approval hearing for later this year.

Note 6 —	Stock-based Compensation
      The Company has adopted Statement of Financial Accounting Standards No. 123 (revised) Share Based Payment, (SFAS 123R) effective December 31, 2005. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and accordingly, no compensation cost has been recognized for employee option grants for these plans in the prior period financial statements. The Company has applied the Modified Prospective Application (MPA) in its implementation of

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the new accounting standards. As such, the Company has recognized stock based compensation expense for these plans in the current and prospective periods only. Prior period amounts have not been restated.
      As of March 31, 2006, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for those plans totaled $407,000 for the three months ended March 31, 2006, which included $391,000 for the implementation of SFAS 123R and $16,000 for restricted stock grants. There was no income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance. In addition the Company capitalized $25,000 of SFAS 123R compensation to inventory for the three months ended March 31, 2006. The company has applied the modified prospective method of implementing Statement of Financial Accounting Standards No. 123 (revised) Share Based Payment, (SFAS 123R). See the table below for comparative purposes of prior year amounts (in thousands, except per share data).

	Three Months Ended

	March 31,	April 1,
	2006	2005

Net loss, as reported	$(3,362)	$(2,338)
Add: Stock-based compensation included in reported net loss	407	—
Less: Stock-based employee compensation expense determined under the fair-value method for all awards	(407)	(222)

Pro forma net loss	$(3,362)	$(2,560)

Net loss per share, basic and diluted, as reported	$(0.14)	$(0.11)

Pro forma net loss, basic and diluted, as reported	N/A	$(0.12)

Stock Option Plans
      In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing the granting of options to purchase or awards of the Company’s common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. In addition, 2% of the total shares of common stock outstanding on the immediately preceding December 31 will be reserved for issuance under the 2003 Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options and restricted stock. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Restricted stock grants under the 2003 Plan generally vest over a period of four years. Pursuant to the plan, options for 1,702,000 shares were outstanding at March 31, 2006 with exercise prices ranging between $3.70 and $11.24 per share. There were 48,000 shares of restricted stock outstanding at March 31, 2006.
      In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase or awards of the Company’s common stock. The options under the plan are granted at fair market value on the date of grant, become exercisable over a three-year period, and expire 10 years from the date of grant. Pursuant to this plan, options for 500,000 were outstanding at March 31, 2006, with an exercise price of $11.125.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of incentive options and/or non-qualified options to purchase or awards of the Company’s common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the plan. During fiscal year 2001, pursuant to Article IV of the plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 1,346,000 were outstanding at March 31, 2006 with exercise prices ranging between $2.05 and $13.625 per share.
      In fiscal year 1996, the Board of Directors approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase or awards of the Company’s common stock. Under provisions of the Non-Qualified Stock Plan, 600,000 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 141,000 were outstanding at March 31, 2006. The options were originally issued with an exercise price of $12.50 per share. During fiscal year 1998 the exercise price of options held by employees was reduced to $6.25 per share by action of the Board of Directors.
      In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase or awards of the Company’s common stock. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable on the date of grant and expire 10 years from the date of grant. Pursuant to this plan, options for 165,000 shares were outstanding at March 31, 2006 with exercise prices ranging from $1.70 to $3.99 per share.
      Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 60,000 shares were outstanding at March 31, 2006 with exercise prices ranging from $9.56 to $10.18 per share.
      During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 55,000 shares were outstanding at March 31, 2006 with exercise prices ranging between $9.375 and $10.63.
      During the quarter ended March 31, 2006, officers, employees and others exercised 103,000 options from the 1998 and 2003 stock option plans at prices ranging from $2.15 to $4.62 resulting in cash proceeds totaling $491,000.

Assumptions
      The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. The Company used the shortcut method to calculate the expected term of its options granted during the first quarter of 2006 that had a four year vesting life. All other options granted with a three year vesting life during the first quarter of 2006 had an expected term of 5.2 years derived from historical exercise

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and termination activity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended

	March 31,	April 1,
	2006	2005

Expected dividends	0%	0%
Expected volatility	70%	91%
Risk-free rate	3.65%	3.99%
Expected term (in years)	5.2 & 7	4.3
      A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000’s)	Price	Term	(000’s)

Outstanding at December 30, 2005	3,870	$6.23
Granted	221	7.19
Exercised	(103)	4.10
Forfeited or expired	(19)	9.04

Outstanding at March 31, 2006	3,969	$6.33	4.6	$12,642

Exercisable at March 31, 2006	2,755	$6.82	2.0	$8,165

      The weighted-average grant-date fair value of options granted during the three-month periods ended March 31, 2006 and April 1, 2005 was $2.85 and $3.51, respectively. The total fair value of options vested during the three months ended March 31, 2006 and April 1, 2005 was $439,000 and $675,000, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and April 1, 2005 was $512,000 and $23,000 respectively.
      A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the period is presented below:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000’s)	Fair Value

Nonvested at December 30, 2005	1,142	$2.99
Granted	221	2.85
Vested	(137)	3.20
Forfeited	(12)	4.72

Nonvested at March 31, 2006	1,214	$3.21

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2006 there was $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 7 —	Subsequent Event
      On May 1, 2006 the Company signed a commitment letter with Wells Fargo Bank for a revolving credit facility. This commitment letter is pending the finalization of the financing agreement. The credit facility provides for borrowings of 85% of eligible accounts receivable with a maximum of $3.0 million, carries an interest rate of prime plus 1.5%, and will be secured by substantially all of the assets of the Company’s U.S. operations. The term of the agreement is three years.

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
      The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 1 — Financial Statements” above.
Overview
      STAAR Surgical Company develops and manufactures visual implants and other innovative ophthalmic products to improve or correct the vision of patients with cataracts, refractive conditions and glaucoma and distributes these products throughout the world. Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Principal Products
      STAAR’s products generally fall into two categories within the ophthalmic surgical product segment: products designed for cataract surgery and our Visian ICLtm line of products designed to surgically correct refractive conditions such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism.
      Cataract Surgery. Cataracts are a common age-related disorder in which vision deteriorates as the eye’s natural lens becomes cloudy. Treatment of cataracts typically involves surgically extracting the natural lens and replacing it with a prosthetic lens.
      STAAR developed, patented and licensed the foldable intraocular lens, or IOL, which permitted surgeons for the first time to replace a cataract patient’s natural lens through minimally invasive surgery. STAAR introduced its first version of the IOL, made of silicone, in 1991. The production and sale of foldable IOLs and related products for the treatment of cataracts remains STAAR’s core business.
      STAAR’s current cataract product offering includes silicone IOLs, IOLs made of our proprietary Collamer® material, injector systems for minimally invasive implantation of lenses — including an innovative preloaded injector system available outside the U.S., Toric IOLs designed for combined treatment of cataracts and astigmatism, the SonicWAVEtm Phacoemulsification System, STAARVISCtm II, a viscoelastic material used as a tissue protective lubricant and to maintain the shape of the eye during surgery, Cruise Controltm, a disposable filter used to increase safety and control during phacoemulsification, and other auxiliary products for cataract surgery, some of which we purchase from other manufacturers and resell.
      Refractive Surgery. The foldable lenses in our Visian ICL line of implantable Collamer lenses are used to treat myopia, hyperopia and astigmatism. Lenses of this type are generically called “phakic IOLs” or “phakic implants” because they work along with the patient’s natural lens, or phakos, rather than replacing it. In international markets STAAR sells the Visian ICL for treatment of both myopia and hyperopia, and the Visian Toric ICL or TICL for combined treatment of myopia and astigmatism. Only the myopic Visian ICL is currently approved for use in the U.S for the correction of myopia in adults with myopia ranging from -3.0 to less than or equal to -15.0 diopters and the reduction of myopia in adults with myopia from greater than -15.0 to -20.0 diopters.

      The ICL is folded and implanted into the eye behind the iris, using minimally invasive surgical techniques and resulting in a more satisfying aesthetic outcome than competing phakic implants that are placed in front of the iris. The surgical procedure to implant the ICL is typically performed with topical anesthesia on an outpatient basis. Visual recovery is usually within one to 24 hours.
      We believe the ICL will complement current refractive technologies and allow refractive surgeons to expand their treatment range and customer base, and will provide an increasingly important share of STAAR’s revenue.
      Other Products. Among STAAR’s other products is the AquaFlow Collagen Glaucoma Drainage Device, an implantable device used for the surgical treatment of glaucoma.

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
      Successfully launching the ICL in the U.S. market and securing U.S. approval of the TICL. Because the ICL’s design has advantages over other refractive procedures for many patients and its proprietary nature permits STAAR to maintain its profit margin, STAAR’s management believes that increased sales of the ICL are the key to the company’s return to profitability. U.S. market penetration is considered essential because of the size of the U.S. refractive surgery market and the perceived leadership of the U.S. in adopting innovative medical technologies.
      STAAR’s strategy for the U.S. market is to make the ICL available to selected surgeons only after completion of a training program that includes proctoring of selected supervised surgeries. STAAR believes that this carefully guided method of product release is essential to help ensure the consistent quality of patient outcomes and the high levels of patient satisfaction needed to establish wide acceptance of the ICL as a choice for refractive surgery.
      The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005. The U.S. rollout of the product began in the first quarter. As of March 31, 2006, 57 surgeons had completed training and STAAR recognized $680,000 of U.S. sales revenue from ICLs in the quarter. STAAR’s target is to train approximately 500 surgeons by the end of 2006. It is too early to determine whether STAAR’s strategy will be successful or to estimate the ultimate size of the U.S. market for ICLs.
      STAAR believes that the Visian TICL, a variant of the ICL that corrects both astigmatism and myopia in a single lens, also has a significant potential market in the U.S. When measured six months after surgery, approximately 75% of the patients receiving the TICL have shown better visual acuity than the best they previously achieved with glasses or contact lenses. Securing FDA approval of the TICL is therefore an integral part of STAAR’s strategy to develop its U.S. refractive market. STAAR submitted a Pre-Market Approval (PMA) application for the TICL to the FDA on April 28, 2006.
      Generating further growth of the ICL and TICL in international markets. The ICL and TICL are currently approved for use in more than 42 countries. Generally, in those markets STAAR has gradually increased its share of the refractive implant market and of the overall market for refractive surgery. In recent periods STAAR has received the majority of its revenue from international markets, and sales of ICLs have represented an increasing share of that revenue. STAAR continues to seek new approvals for the ICL and TICL in other countries, in particular China.

      Reversing the decline in U.S. market share for our core cataract product lines by intensifying selling efforts and renewing and refining our product offering through enhanced R&D. During the last several years STAAR has experienced a decline in U.S. sales of IOLs. STAAR’s management believes the decline principally resulted from the slow pace of cataract product improvement and enhancement during a period when we had to devote most of our research and development resources to introducing the ICL and to resolving the regulatory and compliance issues raised by the FDA, and the harm to our reputation from warning letters and other correspondence with the FDA during 2004 and 2005. This, in turn, resulted in our independent sales representatives’ lack of effective selling time with our target surgeon market.
      STAAR seeks to reverse the decline in its domestic cataract market share by intensifying the selling efforts of its independent representatives in the improved environment resulting from ICL approval. In addition, the resolution of FDA compliance issues has enabled STAAR to shift research and development resources to developing improved and enhanced cataract products intended to help reverse the decline.
      STAAR’s U.S. cataract product sales during the first quarter of 2006 show an increase of 3% over the preceding quarter, but a decline of 13% compared with the first quarter of 2005. Those results could indicate that the decline is slowing or even reversing. However, it is too early to confirm such a trend. To reverse the decline in U.S. cataract product sales, STAAR must overcome several short and long-term challenges. In particular, overcoming reputational harm will take time. We cannot ensure that this strategy will ultimately be successful.
      Maintaining our focus on regulatory compliance and continuous quality improvement. As a manufacturer of medical devices, STAAR’s manufacturing processes and facilities are regulated by the FDA. We also must satisfy the requirements of the International Standards Organization (ISO) to maintain approval to sell products in the European Community and other regions. Failure to demonstrate “substantial” compliance with FDA regulations can result in enforcement actions that terminate, suspend or severely restrict the ability to continue manufacturing and selling medical devices. Between December 29, 2003 and July 5, 2005, STAAR received Warning Letters, Form 483 Inspectional Observations and other correspondence from the FDA indicating deficiencies in STAAR’s compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations and warning of possible enforcement action. In response, STAAR implemented numerous improvements to its quality system. Among other things, STAAR developed a Global Quality Systems Action Plan, which has been continuously updated since its adoption in April, 2004, and took steps to emphasize a focus on compliance throughout the organization.
      Based in part on the results of the FDA’s most recent inspection of STAAR’s Monrovia, California facility between August 29, 2005 and September 14, 2005 and the FDA’s final approval of the Visian ICL, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations. Nevertheless, the FDA’s past findings of compliance deficiencies have harmed our reputation in the ophthalmic industry and affected our product sales. STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and its ability to demonstrate compliance with FDA regulations. Accordingly, for the foreseeable future STAAR’s management expects its strategy to include devoting significant resources and attention to strict regulatory compliance and continuous improvement in quality.

Other Recent Highlights
      Competition with Multifocal IOLs. The U.S. IOL market continues to be affected by the increased sales of multifocal and accomodative lenses resulting from a ruling of the Centers for Medicare and Medicaid Services (“CMS”). The ruling permits Medicare-covered cataract patients to receive higher-cost multifocal IOLs by paying only the additional cost of the lens and surgical procedure while still receiving reimbursement for the basic cost of cataract surgery and a monofocal IOL. This has increased the number of patients to whom surgeons offer the alternative of the higher-prices lenses, and in some cases surgeons who wish to offer these alternatives to patients must undergo training that involves using a significant number of our competitors’ IOLs. While STAAR’s U.S. cataract product sales in the first quarter of 2006 did show an increase of 3% over the preceding quarter, the increase might have been greater were it not for increased sales of multifocal and accommodative lenses. The CMS ruling and the ability of surgeons to offer multifocal lenses with partial Medicare reimbursement is expected to continue to affect sales of STAAR’s IOLs in future periods.
      Job Actions by Doctors in Germany. STAAR receives significant revenue from its German subsidiary, Domilens GmbH, a distributor of ophthalmic products manufactured by STAAR and other manufacturers. As is the case in most countries, purchases of Domilens’s cataract-related products in Germany depend on government reimbursement of cataract surgery. Germany has recently made a number of cost-cutting changes in its medical reimbursement policies, including a requirement that government-employed surgeons reduce the number of cataract surgeries performed to 20% below 2004 rates. In response to these changes in reimbursement policies, many medical doctors throughout Germany initiated job actions during the first quarter such as strikes or slow-downs in which doctors provided only the most essential services to patients. These job actions, and the mandatory reduction in the number of cataract procedures, caused a significant reduction in ophthalmic surgeries and reduced sales of distributed products by Domilens, which during the first quarter declined 16% compared to the same quarter of 2005. The long-term effect of the situation in Germany is difficult to measure. It is generally expected that doctors’ strikes have the effect of deferring, rather than permanently canceling, recommended ophthalmic procedures and related sales. However, unless changed, the reimbursement policies that gave rise to the job actions could cause a continuing reduction in sales
      Foreign Currency Fluctuations. Our products are sold in approximately 50 countries. Sales from international operations represented 61% of total sales for the quarter ended March 31, 2006. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk.
Critical Accounting Policies
      Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005.
      We adopted Statement of Financial Accounting Standards No. 123 (revised) Share Based Payment, (SFAS 123R) effective December 31, 2005. STAAR previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and accordingly, no compensation cost has been recognized for these plans in the prior period financial statements. We have applied the Modified Prospective Application (MPA) in our implementation of the new accounting standards. Accordingly, we recognized stock-based compensation expense for these plans in the current and prospective periods only. Prior period amounts have not been restated. See the footnote disclosure information for a presentation showing prior year amounts with the stock option expense that would have been recognized had STAAR adopted during the prior periods. The compensation cost that has been charged against income for the stock compensation plans was $407,000 for the three months ended March 31, 2006, which includes $391,000 for the implementation of SFAS 123R and $16,000 for restricted stock grants. The compensation cost that would have been charged against income for the stock compensation plan, had the Company accounted for stock option expense under SFAS 123 during the prior period, would have been $222,000 for the three months ended April 1, 2005. There was no income tax benefit recognized in the in the income statement for share-based compensation arrangements as STAAR currently fully offsets net deferred tax assets with a valuation allowance. In addition, we capitalized $25,000 of SFAS 123R compensation to inventory for the three months ended March 31, 2006.
      We have not made any modifications to outstanding share options prior to the adoption of Statement 123R.
      As of March 31, 2006 there was $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Results of Operations
      The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

			Percentage
	Percentage of Total		Change for
	Sales for Three		Three Months
	Months
			2006
	March 31,	April 1,	vs.
	2006	2005	2005

Net sales	100.0%	100.0%	(2.7)%
Cost of sales	51.9	52.8	(4.3)

Gross profit	48.1	47.2	(0.8)

General and administrative	21.0	17.2	19.2
Marketing and selling	38.2	35.5	4.7
Research and development	13.0	9.4	34.6

	72.2	62.0	13.2

Operating loss	(24.1)	(14.9)	57.7

Total other income, net	0.4	1.5	(73.3)

Loss before income taxes and minority interest	(23.7)	(13.4)	72.6
Provision for income taxes	1.6	3.8	(60.1)
Minority interest	—	(0.1)	—

Net loss	(25.3)%	(17.1)%	(43.8)%

Net Sales
      Net sales for the first quarter were $13,315,000, a decrease of 2.7% compared with $13,678,000 reported for the same period of 2005. Excluding the impact of changes in currency, first quarter 2006 net sales were $13,819,000, up 1% compared with the first quarter of 2005.
      U.S. net sales for the first quarter were $5,152,000, an increase of 3.5% compared with $4,979,000 reported for the same period of 2005.

      International net sales for the first quarter were $8,163,000, a decrease of 6.2% compared with $8,699,000 reported for the same period of 2005. Excluding the impact of changes in currency, first quarter 2006 international net sales were $8,667,000, down slightly, 0.4%, compared with the first quarter of 2005.
      During the first quarter of 2006, ICL sales were $2,361,000, an increase of 73% compared with $1,365,000 reported for the same period of 2005. The increase in ICL sales is due to the launch of the product in the U.S. coupled with a 23.2% increase in ICL sales internationally. For the first quarter of 2006, ICL sales represented 18% of total sales compared with 10% of total sales in the first quarter of 2005. The difference between ICL sales and refractive sales reported in Note 4 is the result of sales of instruments and other complementary refractive products the Company offers.
      Cataract product sales were $10,672,000, a decrease of 12% compared with $12,130,000 reported for the same period of 2005. In the U.S., cataract product sales declined 13% due to a decrease in silicone and collamer one-piece IOL sales partially offset by continued growth in collamer three-piece IOL sales. U.S. cataract product sales increased by 3% sequentially over the fourth quarter of 2005.
      Internationally, cataract product sales decreased 11.7% compared to the same period in 2005 due to the negative impact of changes in currency and doctor strikes in Germany. Partially offsetting the decline in international cataract product sales was a 29% increase in preloaded IOL sales which represented 18% of total IOL sales in the first quarter of 2006, compared with 12% in the first quarter of 2005.
      Excluding the impact of the launch of the ICL in the U.S., sales in all product categories (cataract, refractive, glaucoma) were up sequentially for the second consecutive quarter.

Gross Profit Margin
      Gross profit margin was 48.1% for the first quarter of 2006 compared with 47.2% for the same quarter last year. The increase in gross profit margin is due to increased volume and average selling prices of high margin ICLs as a result of the launch of the product in the US and increased sales of ICLs internationally.

General and Administrative
      General and administrative expenses for the first quarter of 2006 were $2,801,000, an increase of $451,000, or 19% compared with the first quarter of 2005. Of this increase, $232,000 resulted from the impact of the adoption of FAS 123R. Excluding the impact of the adoption of FAS 123R, general and administrative expenses increased 9% or $219,000. The increase in general and administrative expense, excluding the impact of the adoption of FAS 123R, is due to increased insurance costs, legal fees and costs associated with Sarbanes-Oxley compliance.

Marketing and Selling
      Marketing and selling expenses for the first quarter of 2006 were $5,082,000, an increase of $230,000, or 4.7% compared with the first quarter of 2005. Of this increase, $91,000 resulted from the impact of the adoption of FAS 123R. Excluding the impact of the adoption of FAS 123R, marketing and selling expenses increased 3% or $139,000. The increase in marketing and selling expense, excluding the impact of the adoption of FAS 123R, is due to the timing of the ASCRS trade show held in Q1 2006 compared to 2005 when it was held in Q2, increased marketing costs associated with the U.S. launch of the ICL, partially offset by decreased costs associated with direct sales representatives released in the first quarter of 2005.

Research and Development
      Research and development expenses, which include regulatory and clinical expenses, for the first quarter of 2006, were $1,726,000, an increase of $443,000, or 34.5% compared with the first quarter of 2005. Of this increase, $68,000 resulted from the impact of the adoption of FAS 123R. Excluding the impact of the adoption of FAS 123R, research and development expenses increased 29% or $375,000. The increase in research and development expense, excluding the impact of the adoption of FAS 123R, is due to costs associated with the Toric ICL pre-market approval supplement submitted on April 28, 2006 to the U.S. FDA and new product development.

Liquidity and Capital Resources
      The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, the private placement of Common Stock, the repayment of former directors’ notes, and the exercise of stock options.
      As of March 31, 2006 and December 30, 2005, the Company had $9.7 million and $12.7 million, respectively, of cash and cash equivalents.
      Net cash used in operating activities was $3.1 million in the first quarter of 2006 versus $2.6 million in the first quarter of 2005. This change was due to increased net losses primarily the result of increased selling, general, and administrative expenses.
      Net cash provided by (used in) investing activities was ($0.4 million) in the first quarter of 2006 versus $3.2 million in the first quarter of 2005. The change is due primarily to an increase in purchases of property and equipment and a decrease in sales of short term investments. The Company no longer holds such investments.
      Net cash provided by (used in) financing activities was $0.4 million in the first quarter of 2006 versus ($1.1 million) in the first quarter of 2005. The change was due to an increase in proceeds from the exercise of stock options and a decrease in payments on notes payable.
      Accounts receivable at March 31, 2006 increased $0.9 million relative to December 30, 2005. The increase in accounts receivable relates primarily to sales of the Visian ICL which was launched in the U.S. during the first quarter of 2006 and the impact of foreign exchange. Day’s sales outstanding (DSO) were 41 days at March 31, 2006 compared to 38 days at December 30, 2005. The Company expects to maintain DSO within a range of 40 to 45 days during the course of the 2006 fiscal year.
      Inventories at March 31, 2006 decreased $0.7 million relative to December 30, 2005 due primarily to a decrease in preloaded IOL inventories in anticipation of the launch of a new aspheric design in the second quarter of 2006. Inventories of preloaded IOLs should increase as the prior inventory is replaced with the new model.
      Subsidiaries of the Company have foreign credit facilities with different banks to support operations in Switzerland and Germany.
      The Swiss credit agreement, as amended on August 2, 2004, provides for borrowings of up to 3 million Swiss Francs “CHF” (approximately $2.3 million based on the rate of exchange on March 31, 2006), permits either fixed-term or current advances and does not have a termination date. The interest rate on current advances is 6.0% per annum at both March 31, 2006 and December 30, 2005, plus a commission rate of 0.25% payable quarterly. There were no current advances outstanding at March 31, 2006. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin (4.25% at March 31, 2006 and December 30, 2005). Borrowings outstanding under the note at March 31, 2006 and December 30, 2005, respectively, were CHF 2.2 million (approximately $1.7 million based on the rate of exchange at March 31, 2006) and CHF 2.2 million (approximately $1.7 million based on the rate of exchange on December 30, 2005). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which, among other things, require the maintenance of a minimum level of equity of at least $12.0 million and prevents the Swiss subsidiary from entering into other secured obligations or guaranteeing the obligations of others. The agreement also prohibits the sale or transfer of patents or licenses without the prior consent of the lender and the terms of inter-company receivables may not exceed 90 days.
      The German subsidiary entered into a new credit agreement at August 30, 2005. The renewed credit agreement provides for borrowings of up to 100,000 EUR ($121,000 at the rate of exchange on March 31,

2006), at a rate of 7.0% per annum and does not have a termination date. The credit facility is not secured. There were no borrowings outstanding as of March 31, 2006 and December 30, 2005.
      The Company was in compliance with the covenants of these credit facilities as of March 31, 2006.
      As of March 31, 2006, the Company had a current ratio of 2.8:1, net working capital of $20.6 million and net equity of $38.1 million compared to December 30, 2005 when the Company’s current ratio was 3.0:1, its net working capital was $22.7 million, and its net equity was $40.4 million.
      While the Company’s international business generates positive cash flow and represents 61% of consolidated net sales, the Company has reported losses on a consolidated basis for several years due to a number of factors, including eroding sales of cataract products in the U.S. and FDA compliance issues that consumed additional resources while delaying the introduction of new products in the U.S. market. During these years the Company has secured additional capital to sustain operations through private sales of equity securities. The Company believes that as a result of these financings, along with expected cash from operations, it currently has sufficient cash to meet its funding requirements over the next year.
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
      The Company plans to finance its operations, including the launch of the ICL, through cash provided by operations, existing cash on hand, proceeds from the exercise of stock options, debt repayment by former officers of the Company, and borrowings under credit facilities. In this regard, the Company has obtained two credit facilities, with separate lenders, both of which are in the final documentation stages. The first is a line of credit which provides for borrowings of up to $3.0 million (see Note 7). The second source of financing is a $1.0 million lease line of credit which will be used to fund the majority of the Company’s planned investments in property and equipment. These credit facilities will be used to finance U.S. operations. To support international operations, the Company’s Swiss subsidiary has $0.6 million in borrowing capacity available for Swiss operations under its line of credit and the German subsidiary has 100,000 EUR ($121,000 at the rate of exchange on March 31, 2006) line of credit available to support German operations. However, given its history of losses and negative cash flows, it is possible that the Company will find it necessary to supplement these sources of capital with additional financing to sustain operations until the Company returns to profitability.
      If the Company is unable to rely solely on existing debt financing and is unable to obtain additional debt financing, the Company may find it necessary to raise additional capital in the future through the sale of equity securities, but has only 1.24 million shares of common stock authorized for issuance as of March 31, 2006, that have not already been issued or reserved for issuance on the exercise of outstanding options. To address this issue and provide flexibility for future needs, the Company’s board of directors adopted a resolution to submit a proposal to the stockholders at the Annual Meeting to increase the Company’s authorized shares of common stock.
      The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, which will largely depend on the success of the ICL, proceeds from option exercises, debt repayments by former directors, borrowings under the Company’s bank credit facilities and proceeds from the private placement of common stock. Any withdrawal of support from its banks could have serious consequences on the Company’s liquidity. The Company’s liquidity also depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding. Changes in the market price of our common stock affect the value of our outstanding options, and lower market prices could reduce our expected revenue from option exercises.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

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
Changes in Internal Control Over Financial Reporting
      There was no change in internal control over financial reporting, known to the Chief Executive Officer and Chief Financial Officer, during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      In re STAAR Surgical Co. Securities Litigation, No. CV 04-8007. The Company and its Chief Executive Officer are defendants in a class action lawsuit pending in the United States District Court for the Central District of California. A consolidated amended complaint filed by the plaintiffs on April 29, 2005 generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements regarding the prospects for FDA approval of STAAR’s Visian ICL, thereby artificially inflating the price of the Company’s Common Stock. The plaintiffs generally seek to recover compensatory damages, including interest.
      The defendants filed a motion to dismiss, which the Court denied in an order filed September 19, 2005 (the “Order”). While permitting the case to proceed, the Order effectively narrowed the proposed class to purchasers of STAAR’s securities between October 6, 2003 and January 5, 2004 by limiting the statements of STAAR that the plaintiffs may challenge.
      On December 27, 2005, a Joint Status Report and Notice of Settlement (the “Notice”) was filed with the Court, indicating that the parties had signed a Memorandum of Understanding reflecting their agreement to settle all claims. On March 23, 2006, the parties to the Class Action filed with the Court a Stipulation of Settlement. The Stipulation of Settlement provides, among other things, that without admission of liability STAAR will, in consideration of their agreement to settle, pay to the plaintiffs total consideration of

$3,700,000. STAAR’s insurance carrier has agreed to pay the costs of the settlement except for approximately $100,000 in administrative costs payable by the Company and any further defense costs, provided STAAR’s total expenditure in connection with the lawsuit will not exceed the $500,000 retention amount under its insurance policy, which was fully accrued as of December 30, 2005.
      The parties have requested that the Court preliminarily approve the Stipulation of Settlement, authorize notice to the class of the settlement terms, and schedule a final approval hearing for later this year.
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

Item 1A.	Risk Factors
      Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 30, 2005 (“Form 10-K”).

Strikes, slow-downs or other job actions by doctors can reduce sales of cataract-related products.
      In many countries where STAAR sells its products, doctors, including ophthalmologists, are employees of the government, government-sponsored enterprises or large health maintenance organizations. In recent years employed doctors who object to salary limitations, working rules, reimbursement policies or other conditions have sought redress through strikes, slow-downs and other job actions. These actions often result in the deferral of non-essential procedures, such as cataract surgeries, which can affect sales of our products. For example, in the first quarter of 2006, strikes and slow-downs by doctors in Germany were partly responsible for a drop in sales by our wholly owned subsidiary Domilens GmbH, which distributes ophthalmic products in Germany. Depending on the importance of the affected region to STAAR’s business, the length of the action and its pervasiveness, job actions by doctors can materially reduce our sales revenue and earnings.
      Because state-sponsored healthcare systems, health maintenance organizations and insurance reimbursement usually do not cover refractive surgery, job actions by doctors are unlikely to affect ICL sales.

Item 6.	Exhibits

Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
10.61	Amendment No. 1 to Commercial Leases between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG related to Domilens headquarters facilities, dated as of December 13, 2005.*
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 29, 2001.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2003, as filed on May 19, 2003.

(4)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

By:	/s/ DEBORAH ANDREWS

Deborah Andrews
Chief Financial Officer
(on behalf of the Registrant and as its
chief accounting officer)
Date: May 10, 2006