Form 10-Q
period 2006-06-30
STAAR SURGICAL CO
filed 2006-08-08
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-11634
STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-3797439 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The registrant has 25,285,643 shares of common stock, par value $0.01 per share, issued and outstanding as of August 6, 2006.

STAAR SURGICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,341	$12,708
Short-term investments - restricted	179	—
Accounts receivable, net	6,746	5,100
Inventories	14,115	14,699
Prepaids, deposits and other current assets	2,007	1,763

Total current assets	31,388	34,270

Investment in joint venture	157	283
Property, plant and equipment, net	5,559	5,595
Patents and licenses, net	4,679	4,920
Goodwill	7,534	7,534
Other assets	237	153

Total assets	$49,554	$52,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$1,786	$1,676
Accounts payable	4,453	4,014
Other current liabilities	5,567	5,845

Total current liabilities	11,806	11,535
Other long-term liabilities	1,094	854

Total liabilities	12,900	12,389

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 60,000 shares authorized, issued and outstanding 25,245 at June 30, 2006 and 24,819 at December 30, 2005	252	248
Additional paid-in capital	114,818	112,434
Accumulated other comprehensive income	519	146
Accumulated deficit	(78,234)	(71,653)

	37,355	41,175
Notes receivable from former directors	(701)	(809)

Total stockholders’ equity	36,654	40,366

Total liabilities and stockholders’ equity	$49,554	$52,755

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net sales	$14,561	$13,910	$27,876	$27,588
Cost of sales	7,521	7,300	14,437	14,528

Gross profit	7,040	6,610	13,439	13,060

General and administrative	2,736	2,333	5,537	4,683
Marketing and selling	5,558	4,741	10,640	9,593
Research and development	1,789	1,466	3,515	2,749

Operating loss	(3,043)	(1,930)	(6,253)	(3,965)

Other income (expense):
Equity in operations of joint venture	(121)	36	(126)	36
Interest income	101	129	218	188
Interest expense	(46)	(44)	(86)	(101)
Other income	6	115	(12)	320

Total other income (expense), net	(60)	236	(6)	443

Loss before income taxes and minority interest	(3,103)	(1,694)	(6,259)	(3,522)

Provision for income taxes	115	424	322	942
Minority interest	—	(8)	—	(16)

Net loss	$(3,218)	$(2,110)	$(6,581)	$(4,448)

Loss per share — basic and diluted	$(.13)	$(.09)	$(.26)	$(.20)

Weighted average shares outstanding - basic and diluted	25,059	24,575	24,927	22,621

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2006	2005
Cash flows from operating activities:

Net loss	$(6,581)	$(4,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	958	1,009
Amortization of intangibles	241	240
Loss on disposal of fixed assets	63	19
Decrease (increase) in equity in operations of joint venture	126	(36)
Stock-based compensation	985	69
Common stock issued for services	—	77
Notes receivable reserve	—	106
Other	(30)	(50)
Minority interest	—	(16)
Changes in working capital:
Accounts receivable	(1,646)	(269)
Inventories	582	944
Prepaids, deposits and other current assets	(244)	50
Accounts payable	439	(1,573)
Other current liabilities	(456)	(71)

Net cash used in operating activities	(5,563)	(3,949)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(643)	(410)
Proceeds from sale lease back of property, plant and equipment	177	—
Purchase of short-term investments	(179)	(15,300)
Sale of short-term investments	—	6,600
Decrease (increase) in other assets	(84)	34
Proceeds from notes receivable and other	138	60

Net cash used in investing activities	(591)	(9,016)

Cash flows from financing activities:
Net payments (borrowings) under notes payable	31	(1,259)
Net proceeds from private placement	—	13,421
Proceeds from the exercise of stock options	1,383	53

Net cash provided by financing activities	1,414	12,215

Effect of exchange rate changes on cash and cash equivalents	373	(680)

Decrease in cash and cash equivalents	(4,367)	(1,430)
Cash and cash equivalents, at beginning of the period	12,708	4,187

Cash and cash equivalents, at end of the period	$8,341	$2,757

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
Note 1 — Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements for the three and six months ended June 30, 2006 and July 1, 2005, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
     The results of operations for the three and six months ended June 30, 2006 and July 1, 2005 are not necessarily indicative of the results to be expected for any other interim period or the entire year.
     Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.
     Stock Based Compensation
     Effective December 31, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 30, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 7 to the Consolidated Condensed Financial Statements for a further discussion of stock-based compensation.
     New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently assessing the impact of the interpretation on its financial statements and will adopt the provisions of this interpretation beginning in the first quarter of 2007.
Note 2 — Short-Term Investments — Restricted
     Short-term investments consist of a 12-month Certificate of Deposit with a 4.5% interest rate used to collateralize capital leases funded under a lease line of credit with Mazuma Capital Corporation (See Note 6).

Note 3 — Inventories
     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at June 30, 2006 and December 30, 2005 (in thousands):

	June 30,	December 30,
	2006	2005
Raw materials and purchased parts	$835	$859
Work-in-process	2,313	2,259
Finished goods	10,967	11,581

	$14,115	$14,699

Note 4 — Stockholders’ Equity
     The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted number of shares outstanding. As the Company was in a loss position, potential common shares of 2,615,192 and 2,675,196 for the three and six months ended June 30, 2006, respectively, and 3,633,411 and 3,311,201 for the three and six months ended July 1, 2005, respectively, were excluded from the computation as the shares would have had an anti-dilutive effect.
     The Company’s authorized shares of common stock were increased from 30 million shares to 60 million shares during the quarter ended June 30, 2006.
     Comprehensive loss
     The components of comprehensive loss are as follows (in 000’s):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net loss	$(3,218)	$(2,110)	$(6,581)	$(4,448)
Foreign currency translation adjustment	280	(368)	372	(680)

Total comprehensive loss	$(2,938)	$(2,478)	$(6,209)	$(5,128)

Note 5 — Geographic and Product Data
     The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.
     The Company markets and sells its products in approximately 50 countries and has manufacturing sites in the United States and Switzerland. Other than the United States and Germany, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers between those in the United States, Germany, and other locations for each year, is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Sales to unaffiliated customers
United States	$5,987	$5,087	$11,139	$10,067
Germany	5,278	5,782	10,522	11,998
Other	3,296	3,041	6,215	5,523

Total	$14,561	$13,910	$27,876	$27,588

     100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are IOLs and ancillary products used in cataract and refractive surgery. The composition of the Company’s net sales by surgical line is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Cataract	$10,945	$12,044	$21,601	$24,174
Refractive	3,454	1,669	5,938	3,045
Glaucoma	162	197	337	369

Total	$14,561	$13,910	$27,876	$27,588

     The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.
Note 6 — Commitments and Contingencies
     Litigation
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
     On May 30, 2006, the Court filed an Order preliminarily approving the Stipulation of Settlement, which the parties had filed with the Court on March 23, 2006. The Court has set September 25, 2006 as the date for a final hearing to approve the settlement and authorized notice to the class of the settlement terms. The class of potential plaintiffs includes purchasers of STAAR’s securities between October 6, 2003 and January 5, 2004.
     The terms of the settlement are set forth in the Stipulation of Settlement. It provides, among other things, that without admission of liability STAAR will, in consideration of their agreement to settle, pay to the plaintiffs’ total consideration of $3,700,000. STAAR’s insurance carrier has agreed to pay the costs of the settlement except for approximately $100,000 in administrative costs payable by the Company and any further defense costs, provided STAAR’s total expenditure in connection with the lawsuit will not exceed the $500,000 retention amount under its insurance policy, which was fully accrued as of December 30, 2005.
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
     Lines of Credit
     On June 8, 2006 the Company signed a Credit and Security agreement with Wells Fargo Bank for a revolving credit facility. The credit facility provides for borrowings of 85% of eligible accounts receivable with a maximum of $3.0 million, carries an interest rate of prime plus 1.5%, and will be secured by substantially all of the assets of the Company’s U.S. operations. The Company has $1.6 million available for borrowing as of June 30, 2006. The term of the agreement is three years and contains certain financial covenants relating to minimum calculated net worth, net loss, liquidity and restrictions on Company investments or loans to affiliates and investments in capital expenditures. The Company was in compliance with its covenants under the facility as of June 30, 2006. The Company has not borrowed against the facility as of June 30, 2006.
     On May 30, 2006, the Company signed a lease agreement with Farnam Street Financial, Inc. The credit facility provides for purchases of up to $500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases”, purchases under this facility are accounted for as operating leases and have a three year term. The Company also has the option to purchase the leased items from Farnam at the end of the respective items lease terms at a mutually agreed fair value. The Company completed a sale-leaseback transaction on June 29, 2006 of certain assets originally purchased during 2006 and received a payment of approximately $177,000. The Company retained use of all of the assets sold and then leased back.
     On August 3, 2006, the Company and Farnam Street Financial, Inc. amended the facility described above to increase the maximum borrowing amount to approximately $855,000. All other terms of the original agreement remain the same.
     On May 25, 2006, the Company signed a lease agreement with Mazuma Capital Corporation. The credit facility provides for purchases of up to $1,000,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases”, purchases under this facility are accounted for as capital leases and have a two year term. The Company is required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of

June 30, 2006, the Company had a certificate of deposit for approximately $179,000 recorded as a restricted short-term investment with a 12-month term at a fixed interest rate of 4.5%. The agreement allows the Company to purchase the leased assets at the end of their respective terms for $1.
     The Company completed a sale-leaseback transaction with Mazuma on June 30, 2006 of certain assets originally purchased during 2006 and received a payment of approximately $349,000. This payment reduced the amount of purchases of property, plant and equipment in the Consolidated Statement of Cash Flow for the six months ended June 30, 2006. The Company retained use of all of the assets sold and then leased back.
Note 7 — Stock-Based Compensation
     The Company has adopted Statement of Financial Accounting Standards No. 123 (revised) Share Based Payment, (SFAS 123R) effective December 31, 2005. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and in accordance with the Opinion, no compensation cost has been recognized for employee option grants for these plans in the prior period financial statements because there was no difference between the exercise and market price on the date of grant. The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standards. As such, the Company has recognized stock based compensation expense for these plans in the current and prospective periods only. Prior period amounts have not been restated.
     As of June 30, 2006, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan totaled $448,000 and $848,000 for the three and six months ended June 30, 2006, respectively, which included $422,000 and $807,000, respectively, for the implementation of SFAS 123R, and $26,000 and $41,000, respectively, for restricted stock grants. In addition for the three and six months ended June 30, 2006, there was $64,000 and $74,000, respectively, of compensation cost charged against income for consultant stock options. There was no income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance. In addition, the Company capitalized $38,000 and $63,000 of SFAS 123R compensation to inventory for the three and six months ended June 30, 2006 and expenses those amounts into Cost of Sales as the inventory is sold. The company has applied the modified prospective method of implementing Statement of Financial Accounting Standards No. 123 (revised) Share Based Payment, (SFAS 123R). See the table below for comparative purposes of prior year amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net loss	$(3,218)	$(2,110)	$(6,581)	$(4,448)
As reported

Add: Stock-based compensation included in reported net loss	422	—	807	—

Less: Stock-based compensation expense determined under the fair-value method for all awards	(422)	(438)	(807)	(660)

Pro forma net loss	$(3,218)	$(2,548)	$(6,581)	$(5,108)

Net loss per share, basic and diluted, as reported	$(.13)	$(.09)	$(.26)	$(.20)

Pro forma net loss, basic and diluted, as reported	N/A	$(.10)	N/A	$(.23)

     Stock Option Plans
     In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing the granting of options to purchase or awards of the Company’s common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. In addition, 2% of the total shares of common stock outstanding on the immediately preceding December 31 will be reserved for issuance under the 2003 Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options and restricted stock. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Restricted stock grants under the 2003 Plan generally vest over a period of three or four years. Pursuant to the plan, options for 1,749,000 shares were outstanding at June 30, 2006 with exercise prices ranging between $3.70 and $11.24 per share. There were 53,000 shares of restricted stock outstanding at June 30, 2006.
     In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase or awards of the Company’s common stock. The options under the plan are granted at fair market value on the date of grant, become exercisable over a three-year period, and expire 10 years from the date of grant. Pursuant to this plan, options for 500,000 were outstanding at June 30, 2006, with an exercise price of $11.125.
     In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of incentive options and/or non-qualified options to purchase or awards of the Company’s common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the plan. During fiscal year 2001, pursuant to Article IV of the plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 1,126,000 were outstanding at June 30, 2006 with exercise prices ranging between $2.15 and $13.625 per share.
     In fiscal year 1996, the Board of Directors approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase or awards of the Company’s common stock. Under provisions of the Non-Qualified Stock Plan, 600,000 shares were reserved for issuance. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 129,000 were outstanding at June 30, 2006. The options were originally issued with an exercise price of $12.50 per share. During fiscal year 1998 the exercise price of options held by employees was reduced to $6.25 per share by action of the Board of Directors.
     In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase or awards of the Company’s common stock. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable on the date of grant and expire 10 years from the date of grant. Pursuant to this plan, options for 145,000 shares were outstanding at June 30, 2006 with exercise prices ranging from $1.70 to $3.00 per share.
     Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 60,000 shares were outstanding at June 30, 2006 with exercise prices ranging from $9.56 to $10.18 per share.
     During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 55,000 shares were outstanding at June 30, 2006 with exercise prices ranging between $9.375 and $10.63.
     During the six months ended June 30, 2006, officers, employees and others exercised 361,000 options from the 1995, 1996, 1998 and 2003 stock option plans at prices ranging from $2.05 to $7.00 resulting in cash proceeds totaling $1,383,000.
     Assumptions
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. The Company used the shortcut method to calculate the expected term of its options granted during the first quarter of 2006 that had a four year vesting life. All other options granted with a three year vesting life during the three and six months ended June 30, 2006 had an expected term of 5.2 years derived from historical exercise and termination activity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Expected dividends	0%	0%	0%	0%
Expected volatility	78.24%	93.34%	73.45%	93.34%
Risk-free rate	5.03%	3.77%	4.04%	3.77%
Expected term (in years)	5.2	4.3	5.2 & 7	4.3

     A summary of option activity under the Plans as of June 30, 2006, and changes during the period then ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000’s)	Price	Term	(000’s)
Outstanding at December 30, 2005	3,870	$6.23
Granted	276	7.41
Exercised	(361)	3.66
Forfeited or expired	(21)	8.58

Outstanding at June 30, 2006	3,764	$6.55	5.6	$8,044

Exercisable at June 30, 2006	2,769	$6.88	3.2	$5,841

     The weighted-average grant-date fair value of options granted during the six-month periods ended June 30, 2006 was $5.04. The total fair value of options vested during the six months ended June 30, 2006 was $949,000. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1,542,000.
     A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the period is presented below:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000’s)	Fair Value
Nonvested at December 30, 2005	1,142	$2.99
Granted	276	5.04
Vested	(402)	2.36
Forfeited	(21)	7.67

Nonvested at June 30, 2006	995	$3.23

     As of June 30, 2006, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described in this report and in our Annual Report on Form 10-K under the heading “Risk Factors.” The Company undertakes no obligation to update these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect actual outcomes.
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
     Principal Products
     STAAR’s products generally fall into two categories within the ophthalmic surgical product segment: products designed for cataract surgery and our Visian ICL™ line of products designed to surgically correct refractive conditions such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism.
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
     STAAR’s current cataract product offering includes silicone IOLs, IOLs made of our proprietary Collamer® material, injector systems for minimally invasive implantation of lenses - including an innovative preloaded injector system available outside the U.S., Toric IOLs designed for combined treatment of cataracts and astigmatism, the SonicWAVE™ Phacoemulsification System, STAARVISC™ II, a viscoelastic material used as a tissue protective lubricant and to maintain the shape of the eye during surgery, Cruise Control™, a disposable filter used to increase safety and control during phacoemulsification, and other auxiliary products for cataract surgery, some of which we purchase from other manufacturers and resell.
     Refractive Surgery. Manufacturing and selling lenses for refractive surgery is an increasingly important source of revenue for STAAR. The foldable lenses in our Visian ICL line of implantable Collamer lenses are used to treat myopia, hyperopia and astigmatism. Lenses of this type are generically called “phakic IOLs” or “phakic implants” because they work along with the patient’s natural lens, or phakos, rather than replacing it. In international markets STAAR sells the Visian ICL for treatment of both myopia and hyperopia, and the Visian Toric ICL or TICL for combined treatment of myopia and astigmatism. Only the myopic Visian ICL is currently approved for use in the U.S for the correction of myopia in adults with myopia ranging from -3.0 to less than or equal to -15.0 diopters and the reduction of myopia in adults with myopia from greater than -15.0 to -20.0 diopters.
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
     STAAR Surgical Company, STAAR’s Logo, Visian®, Collamer®, STAARvisc™, SonicWAVE™ and AquaFlow™ are trademarks of STAAR in the U.S. and other countries. Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.
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
     The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005. The U.S. rollout of the product began in the first quarter of 2006. As of July 28, 2006, 198 surgeons had completed training and STAAR recognized $1,877,000 of U.S. sales revenue from ICLs in the first six months of 2006. STAAR’s target is to train approximately 500 surgeons by the end of 2006. It is too early to determine whether STAAR’s strategy will be successful or to estimate the ultimate size of the U.S. market for ICLs.
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
     Generating further growth of the ICL and TICL in international markets. The ICL and TICL are currently approved for use in about 42 countries. Generally, in those markets STAAR has gradually increased its share of the refractive implant market and of the overall market for refractive surgery. In recent periods STAAR has received the majority of its revenue from international markets, and sales of ICLs have represented an increasing share of that revenue. STAAR received approval for the ICL in China on July 31, 2006 and we are awaiting approval of the TICL there as well. We also continue to seek new approvals for the ICL and TICL in other countries.
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

     STAAR’s U.S. cataract product sales during the second quarter of 2006 show an increase of 7% over the preceding quarter, but a decline of 8% compared with the second quarter of 2005. This represents the second consecutive quarter of U.S. cataract sales growth. To continue the trend of sales growth in U.S. cataract product sales, STAAR must overcome several short and long-term challenges. In particular, overcoming reputational harm will take time. We cannot ensure that this strategy will ultimately be successful.
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
     Based in part on the results of the FDA’s most recent post-market approval inspections of STAAR’s Monrovia and Aliso Viejo, California facilities between August 2, 2006 and August 7, 2006, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations. Nevertheless, the FDA’s past findings of compliance deficiencies have harmed our reputation in the ophthalmic industry and affected our product sales. STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and its ability to demonstrate compliance with FDA regulations. Accordingly, for the foreseeable future STAAR’s management expects its strategy to include devoting significant resources and attention to strict regulatory compliance and continuous improvement in quality.
     Other Recent Highlights
     Competition with Multifocal IOLs. The U.S. IOL market continues to be affected by the increased sales of multifocal and accomodative lenses resulting from a ruling of the Centers for Medicare and Medicaid Services (“CMS”). The ruling permits Medicare-covered cataract patients to receive higher-cost multifocal IOLs by paying only the additional cost of the lens and surgical procedure while still receiving reimbursement for the basic cost of cataract surgery and a monofocal IOL. This has increased the number of patients to whom surgeons offer the alternative of the higher-prices lenses, and in some cases surgeons who wish to offer these alternatives to patients must undergo training that involves using a significant number of our competitors’ IOLs. While STAAR’s U.S. cataract product sales in the second quarter of 2006 did show an increase of 7.4% over the preceding quarter and we have had two consecutive quarters of growth, the increase might have been greater were it not for increased sales of multifocal and accommodative lenses. The CMS ruling and the ability of surgeons to offer multifocal lenses with partial Medicare reimbursement is expected to continue to affect sales of STAAR’s IOLs in future periods.
     Job Actions by Doctors in Germany. STAAR receives significant revenue from its German subsidiary, Domilens GmbH, a distributor of ophthalmic products manufactured by STAAR and other manufacturers. As is the case in most countries, purchases of Domilens’s cataract-related products in Germany depend on government reimbursement of cataract surgery. Germany has recently made a number of cost-cutting changes in its medical reimbursement policies, including a requirement that government-employed surgeons reduce the number of cataract surgeries performed to 20% below 2004 rates. In response to these changes in reimbursement policies, many medical doctors throughout Germany initiated job actions during the first quarter such as strikes or slow-downs in which doctors provided only the most essential services to patients. While doctors and state-run and university clinics reached a settlement in June, strikes continue at city-run hospitals throughout Germany. These job actions, and the mandatory reduction in the number of cataract procedures, caused a significant reduction in ophthalmic surgeries and reduced sales of distributed products by Domilens, which during the second quarter declined 9% compared to the same quarter of 2005, but improved over the first quarter of 2006 by 16%. The long-term effect of the situation in Germany is difficult to measure. It is generally expected that doctors’ strikes have the effect of deferring, rather than permanently canceling, recommended ophthalmic procedures and related sales. However, unless changed, the reimbursement policies that gave rise to the job actions could cause a continuing reduction in sales
     Foreign Currency Fluctuations. Our products are sold in approximately 50 countries. Sales from international operations represented 59% of total sales for the quarter ended June 30, 2006. The results of operations and the financial position of certain of our international operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the three and six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005.
     We adopted Statement of Financial Accounting Standards No. 123 (revised) Share Based Payment, (SFAS 123R) effective December 31, 2005. STAAR previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and accordingly, no compensation cost has been recognized for these plans in the prior period financial statements. We have applied the Modified Prospective Application (MPA) in our implementation of the new accounting standards. Accordingly, we recognized stock-based compensation expense for these plans in the current and prospective periods only. Prior period amounts have not been restated. See the footnote disclosure information for a presentation showing prior year amounts with the stock option expense that would have been recognized had STAAR adopted during the prior periods. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan totaled $448,000 and $848,000 for the three and six months ended June 30, 2006, respectively, which included $422,000 and $807,000, respectively for the implementation of SFAS 123R, and $26,000 and $41,000, respectively for restricted stock grants. In addition for the three and six months ended June 30, 2006, there was $64,000 and $74,000, respectively, of compensation cost charged against income for consultant stock expense. The compensation cost that would have been charged against income for the stock compensation plan, had the Company accounted for stock option expense under SFAS 123 during the prior period, would have been $660,000 for the six months ended July 1, 2005. There was no income tax benefit recognized in the income statement for share-based compensation arrangements as STAAR currently fully offsets net deferred tax assets with a valuation allowance. In addition the Company capitalized $38,000 and $63,000 of SFAS 123R compensation to inventory for the three and six months ended June 30, 2006 and expenses those amounts into Cost of Sales as inventory is sold.
     We have not made any modifications to outstanding share options prior to the adoption of Statement 123R.
     As of June 30, 2006, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Results of Operations
     The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Total		Percentage	Percentage of Total		Percentage
	Sales for		Change for	Sales for		Change for
	Three Months		Three Months	Six Months		Six Months
			2006			2006
	June 30,	July 1,	vs.	June 30,	July 1,	vs.
	2006	2005	2005	2006	2005	2005
Sales	100.0%	100.0%	4.7%	100.0%	100.0%	1.0%
Cost of sales	51.6	52.5	3.0	51.8	52.7	(0.6)

Gross profit	48.4	47.5	6.5	48.2	47.3	2.9

General and administrative	18.8	16.8	17.3	19.9	17.0	18.2
Marketing and selling	38.2	34.1	17.2	38.2	34.7	10.9
Research and development	12.3	10.5	22.0	12.6	10.0	27.9

Operating loss	(20.9)	(13.9)	57.7	(22.5)	(14.4)	57.7

Total other income, net	(0.4)	1.7	(125.4)	—	1.6	(101.4)

Loss before income taxes and minority interest	(21.3)	(12.2)	83.2	(22.5)	(12.8)	77.7
Provision for income taxes	0.8	3.0	(72.9)	1.1	3.4	(65.8)
Minority interest	—	(0.1)	(100.0)	—	(0.1)	(100.0)

Net loss	(22.1)%	(15.2)%	52.5%	(23.6)%	(16.1)%	48.0%

Net Sales
     Net sales for the second quarter were $14,561,000, an increase of 4.7% compared with $13,910,000 reported for the same period of 2005. The increase in sales during the second quarter of 2006 was the third consecutive quarter of sales growth. Excluding the impact of changes in currency, second quarter 2006 net sales were $14,581,000, up 4.8% compared with the second quarter of 2005.
     Net sales for first six months of 2006 were $27,876,000, an increase of 1% compared with the same period of last year. Excluding the impact of changes in currency, sales in the first six months of 2006 were $28,401,000, up 2.9% compared with the same period of 2005.
     U.S. net sales for the second quarter increased 17.7% to $5,987,000 compared with the same period of 2005. For the first six months of 2006, U.S. net sales were up 10.6% compared with the same period of 2005. The increase in U.S. sales for both periods reflects both the recent approval of the Visian ICL for the treatment of myopia as well as the continued improvement in U.S. cataract sales. U.S. sales of the Visian ICL and all refractive support products were $1,311,000 in the second quarter of 2006.
     International net sales for the second quarter were $8,574,000, a decrease of 2.8% compared with the second quarter of 2005 and were impacted by a 10% decrease in cataract product sales. The decline in international cataract sales is primarily due to the ongoing impact of the doctor strikes in Germany, one of STAAR’s largest cataract sales markets. Cataract product sales in Germany were down 9% compared with second quarter 2005. For the first six months of 2006 international sales were $16,737,000, down 4.5% compared with the same period of last year and were impacted by the aforementioned doctor strikes in Germany.

     During the second quarter, international sales of ICLs and TICLs grew 26.3% to $2,094,000 compared with the second quarter of 2005. Year-to-date international sales of ICLs and TICLs grew 24.9% to $3,776,000, compared with the same period of last year.
     Total refractive sales during the second quarter of 2006 grew 106.9% to $3,454,000 compared with $1,669,000 in the same period of 2005. During the first six months of 2006, total refractive sales were $5,938,000, up 95% compared with the same period of 2005.
Gross Profit Margin
     Gross profit margin was 48.4% and 48.2% for the three and six months ended June 30, 2006 compared with 47.5% and 47.3% for the three and six months ended July 1, 2005. The increase in gross profit margin for both periods resulted from increased volume of higher margin ICLs in the U.S. partially offset by a decline in cataract product gross margins due to decreased average selling prices.
General and Administrative
     General and administrative expenses for the three months ended June 30, 2006 were up 17.3% or $403,000 over the three months ended July 1, 2005 and 18.2% or $854,000 for the same year-to-date period. Excluding the $245,000 and $471,000 impact of FAS 123R for the three and six months ended June 30, 2006, general and administrative expenses increased 6.7% and 8.2% for the same respective periods. The additional increase to general and administrative costs for both periods was primarily due to increased director’s fees, rent and utilities, and insurance costs.
Marketing and Selling
     Marketing and selling expenses for the three months ended June 30, 2006 increased 17.2% or $816,000 compared with the three months ended July 1, 2005 and increased 10.9% or $1,046,000 compared with the six months ended July 1, 2005. Excluding the $108,000 and $199,000 impact of FAS 123R for the three and six month periods ended June 30, 2006, marketing and selling expenses increased 15% and 8.8% for the same periods respectively. The increase in marketing and selling expenses during both periods, primarily resulted from increased costs to support the ongoing roll-out of the Company’s refractive products in new geographies, including the U.S.
Research and Development
     Research and development expenses, which include regulatory and clinical expenses, for the second quarter of 2006, increased 22% or $323,000 compared with the three months ended July 1, 2005 and increased $766,000 or 27.9% compared with the six months ended July 1, 2005. Excluding the impact of $69,000 and $137,000 of FAS 123R for the three and six month periods ended June 30, 2006, research and development expenses increased 17.3% and 22.9% for the same periods respectively. The increase in research and development expenses for both periods, excluding the impact of the adoption of FAS 123R, is due to costs associated with the Toric ICL pre-market approval supplement submitted during the second quarter of 2006 and new product development.
Liquidity and Capital Resources
     The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, the private placement of Common Stock, the repayment of former directors’ notes, and the exercise of stock options.
     As of June 30, 2006 and December 30, 2005, the Company had $8.3 million and $12.7 million, respectively, of cash and cash equivalents.
     Net cash used in operating activities was $5.6 million for the six months ended June 30, 2006 versus $3.9 million for the six months ended July 1, 2005. This change was due to increased net losses primarily the result of increased selling, general, and administrative expenses.
     Net cash used in investing activities was $0.6 million for the six months ended June 30, 2006 versus $9.0 million for the six months ended July 1, 2005. The change is due primarily to an increase in purchases of property, plant and equipment and a decrease in purchase of short term investments. The Company no longer holds the same investments. The Company entered into two lease lines of credit during the quarter, and under the requirements of SFAS No. 13 “Accounting for Leases” one treats property, plant and equipment financed as an operating lease and the other treats property, plant and equipment financed as a capital lease. The Company completed a sale-leaseback of property, plant and equipment under the capital lease line, which reduced purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for the first six months of 2006 by $349,000.

     Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2006 versus $12.2 million for the six months ended July 1, 2005. The change was due primarily to the net proceeds of $13.4 million received during the second quarter of 2005 from a private placement of 4,100,000 shares of the Company’s common stock and the receipt of $1.4 million of proceeds from stock option exercises during the six months ended June 30, 2006.
     Accounts receivable at June 30, 2006 increased $1.6 million relative to December 30, 2005. The increase in accounts receivable relates primarily to increased international and domestic sales late in the second quarter of 2006, the Visian ICL which was launched in the U.S. during the first quarter of 2006 and the impact of foreign exchange. Day’s sales outstanding (DSO) were 42 days at June 30, 2006 compared to 38 days at December 30, 2005. The Company expects to maintain DSO within a range of 40 to 45 days during the course of the 2006 fiscal year.
     Inventories at June 30, 2006 decreased $0.6 million relative to December 30, 2005 due primarily to a decrease in preloaded IOL inventories in anticipation of the launch of a new aspheric design in the third quarter of 2006. Inventories of preloaded IOLs should increase as the prior inventory is replaced with the new model.
     Decrease in cash and cash equivalents for the six months ended June 30, 2006 and July 1, 2004 by the Company was approximately $4,367,000 and $1,430,000, respectively per the GAAP-based Consolidated Cash Flow statement.
     Non-GAAP Measure
     The following financial measure included below is not prepared in accordance with U.S. GAAP: Cash Usage. A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure is presented as a table below Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.
     Cash Usage — The Cash Usage financial measure excludes the purchase and sale of short-term investments from cash used in investing activities and proceeds from private placement from cash provided by financing activities. Cash Usage is not a measurement of liquidity under GAAP and should not be considered as an alternative to net income, operating income, cash used in investing activities, cash provided by financing activities, or the change in cash and cash equivalents on the Consolidated Balance Sheets and may not be comparable with cash usage as defined by other companies.
     The Company believes Cash Usage financial information provides meaningful supplemental information regarding our performance and liquidity by excluding the purchase and sale of short term investments and proceeds from private placements in order to show the Cash Usage by us during normal operations. STAAR believes that this financial information is useful to our management and investors in assessing our historical performance and liquidity and when planning, forecasting and analyzing future periods.
     The Company’s Cash Usage of $4,188,000 during the first six months of 2006, which is 32% below the Company’s Cash Usage of $6,151,000 compared with the same period of 2005. The aforementioned Cash Usage amounts for the six months ended 2006 and 2005 exclude the effect of purchases and sales of short term investments and proceeds from private placements.

	Six Months Ended
	June 30,	July 1,
	2006	2005
Decrease in Cash and Cash Equivalents	$(4,367)	$(1,430)
Less Purchase of short-term investments	(179)	(15,300)
Less Sale of short-term investments	—	6,600
Less Proceeds from private placement	—	13,421

Cash Usage	$(4,188)	$(6,151)

     Credit Facilities
     The Company and its subsidiaries have credit facilities with different banks to support operations in the U.S., and Switzerland and Germany, respectively.
     On June 8, 2006 the Company signed a credit and security agreement with Wells Fargo Bank for a revolving credit facility. The U.S. credit facility provides for borrowings of 85% of eligible accounts receivable with a maximum of $3.0 million, carries an interest rate of prime plus 1.5%, and will be secured by substantially all of the assets of the Company’s U.S. operations. The term of the agreement is three years and contains certain financial covenants relating to minimum calculated net worth, net loss, liquidity and restrictions on Company investments or loans to affiliates and investments in capital expenditures. The Company has not borrowed against the facility as of June 30, 2006.

     On May 30, 2006, the Company signed a lease agreement with Farnam Street Financial, Inc. The credit facility provides for purchases of up to $500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases”, purchases under this facility are accounted for as operating leases and have a three year term. The Company also has the option to purchase the leased items from Farnam at the end of the respective items lease terms at a mutually agreed fair value. The Company completed a sale-leaseback transaction on June 29, 2006 of certain assets originally purchased during 2006 and received a payment of approximately $177,000. The Company retained use of all of the assets sold and then leased back.
     On August 3, 2006, the Company and Farnam Street Financial, Inc. amended the facility described above to increase the maximum borrowing amount to approximately $855,000. All other terms of the original agreement remain the same.
     On May 25, 2006, the Company signed a lease agreement with Mazuma Capital Corporation. The credit facility provides for purchases of up to $1,000,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases”, purchases under this facility are accounted for as capital leases and have a two year term. The Company is required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of June 30, 2006, the Company had a certificate of deposit as collateral for approximately $179,000 recorded as a restricted short-term investment with a 12-month term at a fixed interest rate of 4.5%. The agreement allows the Company to purchase the leased assets at the end of their respective terms for $1.
     The Company completed a sale-leaseback transaction with Mazuma on June 30, 2006 of certain assets originally purchased during 2006 and received a payment of approximately $349,000. The Company retained use of all of the assets sold and then leased back.
     The Swiss credit agreement, as amended on August 2, 2004, provides for borrowings of up to 3 million Swiss Francs “CHF” (approximately $2.4 million based on the rate of exchange on June 30, 2006), and permits either fixed-term or current advances. The Swiss credit facility does not have a termination date. The interest rate on current advances is 6.0% per annum at both June 30, 2006 and December 31, 2005, plus a commission rate of 0.25% payable quarterly. There were no current advances outstanding at June 30, 2006. The base interest rate for fixed-term advances follows Euromarket conditions for loans of a corresponding term and currency plus an individual margin (5.1% at June 30, 2006 and 4.25% at December 31, 2005, respectively). Borrowings outstanding under the fixed-term advances at June 30, 2006 and December 31, 2005, respectively, were CHF 2.2 million (approximately $1.8 million based on the rate of exchange at June 30, 2006) and CHF 2.2 million (approximately $1.7 million based on the rate of exchange on December 31, 2005). The credit facility is secured by a general assignment of claims and includes positive and negative covenants which, among other things, require the maintenance of a minimum level of equity of at least $12.0 million and prevents the Swiss subsidiary from entering into other secured obligations or guaranteeing the obligations of others. The agreement also prohibits the sale or transfer of patents or licenses without the prior consent of the lender and the terms of inter-company receivables may not exceed 90 days.
     The German subsidiary entered into a new credit agreement at August 30, 2005. The renewed credit agreement provides for borrowings of up to 100,000 EUR ($125,000 at the rate of exchange on June 30, 2006), at a rate of 8.5% per annum and does not have a termination date. The credit facility is not secured. There were no borrowings outstanding as of June 30, 2006 and December 31, 2005.
     The Company was in compliance with the covenants of these credit facilities as of June 30, 2006.
     As of June 30, 2006, the Company had a current ratio of 2.7:1, net working capital of $19.6 million and net equity of $36.7 million compared to December 30, 2005 when the Company’s current ratio was 3.0:1, its net working capital was $22.7 million, and its net equity was $40.4 million.
     While the Company’s international business generates positive cash flow and represents approximately 59% of consolidated net sales, the Company has reported losses on a consolidated basis for several years due to a number of factors, including eroding sales of cataract products in the U.S. and FDA compliance issues that consumed additional resources while delaying the introduction of new products in the U.S. market. During these years the Company has secured additional capital to sustain operations through private sales of equity securities. The Company believes that as a result of these financings, along with expected cash from operations, it currently has sufficient cash to meet its funding requirements over the next year.
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
     The Company plans to finance its operations, including the launch of the ICL, through cash provided by operations, existing cash on hand, proceeds from the exercise of stock options, debt repayment by former officers of the Company, and borrowings under credit facilities. In this regard, the Company has obtained three credit facilities, with separate lenders, all of which were completed during the second quarter of 2006. The first is a line of credit which provides for borrowings of up to $3.0 million and has $1.6 million of borrowing available as of June 30, 2006 (see Note 6). The two other facilities are lease lines of credit which provide for borrowings of up to $1.5 million which will be used to fund the majority of the Company’s planned investments in property, plant and equipment. These credit facilities will be used to finance U.S. operations. To support international operations, the Company’s Swiss subsidiary has $0.6 million in borrowing capacity available for Swiss operations under its line of credit and the German subsidiary has 100,000 EUR ($121,000 at the rate of exchange on June 30, 2006) line of credit available to support German operations. However, given its history of losses and negative cash flows, it is possible that the Company will find it necessary to supplement these sources of capital with additional financing to sustain operations until the Company returns to profitability.
     If the Company is unable to rely solely on existing debt financing and is unable to obtain additional debt financing, the Company may find it necessary to raise additional capital in the future through the sale of equity or debt securities.
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
     The business of the Company is subject to numerous risks and uncertainties that are beyond its control, including, but not limited to, those set forth above and in the other reports filed by the Company with the Securities and Exchange Commission. Such risks and uncertainties could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. See “Part II Item 1A. — Risk Factors.”

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
     Changes in Internal Control Over Financial Reporting
     There was no change in internal control over financial reporting, known to the Chief Executive Officer and Chief Financial Officer, during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On May 30, 2006, the Court filed an Order preliminarily approving the Stipulation of Settlement, which the parties had filed with the Court on March 23, 2006. The Court has set September 25, 2006 as the date for a final hearing to approve the settlement and authorized notice to the class of the settlement terms. The class of potential plaintiffs includes purchasers of STAAR’s securities between October 6, 2003 and January 5, 2004.
     The terms of the settlement are set forth in the Stipulation of Settlement. It provides, among other things, that without admission of liability STAAR will, in consideration of their agreement to settle, pay to the plaintiffs’ total consideration of $3,700,000. STAAR’s insurance carrier has agreed to pay the costs of the settlement except for approximately $100,000 in administrative costs payable by the Company and any further defense costs, provided STAAR’s total expenditure in connection with the lawsuit will not exceed the $500,000 retention amount under its insurance policy, which was fully accrued as of December 30, 2005.
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
ITEM 1A. RISK FACTORS
     An investment in securities of STAAR Surgical Company involves a high degree of risk. You should carefully consider the information in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 (“Form 10-K”) under the heading “Risk Factors,” which describes a number of important factors that can affect our business, operating results, financial condition and the value of an investment in our securities.
     The following information updates the risk factors described in our Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K.
Strikes, slow-downs or other job actions by doctors can reduce sales of cataract-related products.
     In many countries where STAAR sells its products, ophthalmologists and other doctors are employees of the government, government-sponsored enterprises or large health maintenance organizations. In recent years employed doctors who object to salary limitations, working rules, reimbursement policies or other conditions have sought redress through strikes, slow-downs and other job actions. These actions often result in the deferral of non-essential procedures, such as cataract surgeries, which can affect sales of our products. For example, in the first six months of 2006, strikes and slow-downs by doctors in Germany were partly responsible for a drop in sales by our wholly owned subsidiary Domilens GmbH, which distributes ophthalmic products in Germany. Depending on the importance of the affected region to STAAR’s business, the length of the action and its pervasiveness, job actions by doctors can materially reduce our sales revenue and earnings
     Because state-sponsored healthcare systems, health maintenance organizations and insurance reimbursement usually do not cover refractive surgery, job actions by doctors are unlikely to affect ICL sales.
We have a history of losses and anticipate future losses.
     We have reported losses in each of the last four fiscal years and have an accumulated deficit of $78.2 million as of June 30, 2006. There can be no assurance that we will report net income in any future period.
We have only limited working capital.
     We believe that our current sources of working capital are sufficient to satisfy our anticipated working capital requirements for fiscal 2006. However, the sufficiency of our working capital largely depends on a successful launch of the ICL and reversing the declining trends in our cataract business. If acceptance of the ICL is slower than anticipated and we are unable to reverse the declines in our cataract business, our working capital may be insufficient for future years and we may have to consider alternative sources of funding. We can provide no assurance as to the availability of such funding or the terms upon which it might be available.
We have limited access to credit and could default of the terms of our loan agreements.
     As of June 30, 2006, the Company had $3.2 million available for borrowing under U.S. and International bank credit facilities and lease lines of credit. The credit facilities are subject to various financial covenants and if our losses continue, we risk defaulting on the terms of our credit facilities. Our limited borrowing capacity could cause a shortfall in working capital or prevent us from making expenditures to expand or enhance our business. A default on any of our loan agreements could cause our long term obligations to be accelerated, make further borrowing difficult and jeopardize our ability to continue operations.
We have only limited access to financing.
     Because of our history of losses, our ability to obtain adequate financing on satisfactory terms or at all is limited. On May 17, 2006, our stockholders approved an increase on our authorized shares of common stock from 30 million shares to 60 million shares, which could enable STAAR to obtain financing in the public equity markets. However, our ability to raise financing through sales of equity securities depends on general market conditions and the demand for STAAR’s common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales our existing shareholders could experience substantial dilution. An inability to secure additional financing could limit our ability to expand our business. If we fail to achieve profitability and cannot secure adequate funding, our ability to continue operations would be in jeopardy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a. The annual meeting of the stockholders of the Company (the “Annual Meeting”) was held on May 17, 2006.
b. At the Annual Meeting, one director was elected to serve until the annual meeting of stockholders in 2007 and until his successor is duly elected and qualified. The vote was as follows:

	Number of Shares
	For	Withheld
Mr. Donald Duffy	18,213,320	3,271,899
c. At the Annual Meeting, a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 29, 2006 was approved by the stockholders. The vote was as follows:

Number of Shares
For	Against	Abstain
21,451,978	21,126	12,115
d. At the Annual Meeting, a proposal to amend the Company’s Certificate of Incorporation to eliminate the classification of the Board of Directors and provide for annual election of directors was approved by the requisite two-thirds majority of stockholders as follows:

Number of Shares
For	Against	Abstain
21,080,801	69,935	334,484
e. At the Annual Meeting, a proposal to amend the Company’s Bylaws to eliminate the classification of the Board of Directors and provide for annual election of directors was approved by the requisite two-thirds majority of stockholders as follows:

Number of Shares
For	Against	Abstain
21,075,351	74,135	335,734
f. At the Annual Meeting, a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 30 million shares to 60 million shares was approved as follows:

Number of Shares
For	Against	Abstain
16,439,769	4,991,544	53,906
ITEM 6. EXHIBITS
Exhibits
3.1	Certificate of Incorporation, as amended to date.(1)

3.2	By-laws, as amended to date.(1)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

(*)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY
Date: August 8, 2006	by:	/s/ DEBORAH ANDREWS
Deborah Andrews

Chief Financial Officer (on behalf of the Registrant and as its chief accounting officer)