Form 10-Q
period 2007-06-29
STAAR SURGICAL CO
filed 2007-08-10
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2007
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

The registrant has 29,381,009 shares of common stock, par value $0.01 per share, issued and outstanding as of August 7, 2007.

STAAR SURGICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 29,
	2007	2006
	(Unaudited)
	(In thousands,
	except par value)

ASSETS
Current assets:
Cash and cash equivalents	$16,082	$7,758
Accounts receivable, net	6,937	6,524
Inventories	12,944	12,939
Prepaids, deposits and other current assets	1,941	1,923

Total current assets	37,904	29,144

Investment in joint venture	365	397
Property, plant and equipment, net	6,010	5,846
Patents and licenses, net	4,199	4,439
Goodwill	7,534	7,534
Long-term investments — restricted	150	150
Other assets	276	260

Total assets	$56,438	$47,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$—	$1,802
Accounts payable	4,808	5,055
Obligations under capital lease-current	784	500
Other current liabilities	7,234	7,574

Total current liabilities	12,826	14,931

Obligations under capital lease — long-term	1,418	957
Warrant obligation	150	—
Other long-term liabilities	1	122

Total liabilities	14,395	16,010

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 60,000 shares authorized, issued and outstanding 29,374 at June 29, 2007 and 25,618 at December 29, 2006	294	256
Additional paid-in capital	135,292	117,312
Accumulated other comprehensive income	1,032	889
Accumulated deficit	(94,575)	(86,697)

Total stockholders’ equity	42,043	31,760

Total liabilities and stockholders’ equity	$56,438	$47,770

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$14,932	$14,733	$29,849	$28,198
Cost of sales	7,695	7,689	15,317	14,749

Gross profit	7,237	7,044	14,532	13,449

General and administrative	3,005	2,736	5,789	5,537
Marketing and selling	6,270	5,562	12,372	10,650
Research and development	1,634	1,789	3,244	3,515

Operating loss	(3,672)	(3,043)	(6,873)	(6,253)

Other income (expense):
Equity in operations of joint venture	73	(121)	85	(126)
Interest income	166	101	188	218
Interest expense	(213)	(46)	(317)	(86)
Other income/(expense)	(445)	6	(427)	(12)

Total other expense, net	(419)	(60)	(471)	(6)

Loss before provision for income taxes	(4,091)	(3,103)	(7,344)	(6,259)
Provision for income taxes	266	115	534	322

Net loss	$(4,357)	$(3,218)	$(7,878)	$(6,581)

Loss per share — basic and diluted	$(.16)	$(.13)	$(.29)	$(.26)

Weighted average shares outstanding — basic and diluted	28,041	25,105	26,845	24,990

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 29,	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(7,878)	$(6,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	957	958
Amortization of intangibles	240	241
Amortization of note payable discount	17	—
Loss on extinguishment of note payable	233	—
Fair value adjustment of warrant obligation	(100)	—
Loss on disposal of fixed assets	80	63
Equity in operations of joint venture	(85)	126
Stock-based compensation	740	922
Other	107	(30)
Changes in working capital:
Accounts receivable	(520)	(1,646)
Inventories	74	645
Prepaids, deposits and other current assets	(18)	(244)
Accounts payable	(542)	439
Other current liabilities	(269)	(456)

Net cash used in operating activities	(6,964)	(5,563)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(242)	(643)
Proceeds from sale lease back of property, plant and equipment	—	177
Purchase of short-term investments	—	(179)
Dividend received from joint venture	117	—
Decrease in other assets	(16)	(84)
Proceeds from notes receivable and other	—	138

Net cash used in investing activities	(141)	(591)

Cash flows from financing activities:
Borrowings under line of credit	1,812	1,786
Repayment of line of credit	(3,610)	(1,676)
Repayment of lease lines of credit	(310)	(79)
Proceeds from note payable	4,000	—
Repayment of note payable	(4,000)	—
Net proceeds from private placement	16,810	—
Proceeds from the exercise of stock options	584	1,383

Net cash provided by financing activities	15,286	1,414

Effect of exchange rate changes on cash and cash equivalents	143	373

Increase (decrease) in cash and cash equivalents	8,324	(4,367)
Cash and cash equivalents, at beginning of the period	7,758	12,708

Cash and cash equivalents, at end of the period	$16,082	$8,341

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2007

Note 1 —	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements for the three and six months ended June 29, 2007 and June 30, 2006, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.

The results of operations for the three and six months ended June 29, 2007 and June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

Each of the Company’s reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued on May 2, 2007 FASB Interpretation No. 48-1 (FIN 48-1), Definition of “Settlement” in FASB Interpretation No. 48. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48-1 did not have a material impact on the Company’s Consolidated Financial Statements.

Prior Year Reclassifications

Certain reclassifications have been made to the prior financial statement information to conform with current period presentation.

Note 2 —	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following at (in thousands):

	June 29,	December 29,
	2007	2006

Raw materials and purchased parts	$868	$690
Work-in-process	1,814	1,669
Finished goods	10,262	10,580

	$12,944	$12,939

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following at (in thousands):

	June 29,	December 29,
	2007	2006

Prepaids and deposits	$1,371	$1,455
Other current assets	570	468

	$1,941	$1,923

Note 4 —	Long-Term Investments — Restricted

Long-term investments — restricted consist of a 12-month Certificate of Deposit with a 4.5% interest rate used to collateralize capital leases funded under a lease line of credit with Mazuma Capital Corporation (See Note 8).

Note 5 —	Note Payable and Warrant Obligation

On March 21, 2007, STAAR entered into a loan arrangement with Broadwood Partners, L.P. (“Broadwood”). Pursuant to a Promissory Note (the “Note”) between STAAR and Broadwood, Broadwood loaned $4 million to STAAR. The Note had a term of three years and bore interest at a rate of 10% per annum, payable quarterly. The Note was not secured by any collateral, could be pre-paid by STAAR at any time without penalty, and was not subject to covenants based on financial performance or financial condition (except for insolvency).

As additional consideration for the loan STAAR also entered into a Warrant Agreement (the “Warrant Agreement”) with Broadwood granting the right to purchase up to 70,000 shares of Common Stock at an exercise price of $6, exercisable for a period of six years. In accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the purchase price was allocated to the two instruments based on their relative market values. The relative fair value for the warrants was calculated using the Black-Scholes valuation model, while the market value of the notes was determined by calculating the present value of the future stream of payments. The fair value of the warrants and the note were $267,000 and $3,733,000, respectively as of the date the loan and warrant agreements were consummated. The Note also provided that so long as a principal balance remained outstanding on the Note, STAAR would grant additional warrants each quarter on the same terms as the Warrant Agreement. The warrant agreement provided that STAAR will register the stock for resale with the SEC.

On June 20, 2007, STAAR repaid the loan including accrued interest through that date. No additional warrant to purchase STAAR Common Stock will be issued beyond the 70,000 shares originally issued under the Warrant Agreement. In accordance with the guidance provided in Emerging Issues Task Force 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), STAAR has determined that the warrant should be accounted for as a liability and must be revalued at each reporting period. STAAR used the Black-Scholes valuation model to revalue the warrant as of June 29, 2007 and determined the fair value to be $150,000, with the change in value recorded in other expense.

Note 6 —	Stockholders’ Equity

The Company completed a public offering of its common stock on May 1, 2007. In the offering, the Company sold 3,600,000 shares of common stock at price to the public of $5 per share, which yielded approximately $16.8 million net proceeds. All shares of the common stock offered by the Company were sold pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission on August 8, 2006, as supplemented by an additional registration statement filed on April 25, 2007, pursuant to Rule 462(b) under the Securities Act of 1933.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The public offering included all of the securities available for issuance under STAAR’s Form S-3 shelf registration statement.

The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted number of shares outstanding. As the Company was in a loss position, potential common shares of 3,323,414 and 3,177,583 for the three and six months ended June 29, 2007, respectively, and 2,615,192 and 2,675,196 for the three and six months ended June 30, 2006, respectively, were excluded from the computation as the shares would have had an anti-dilutive effect.

Comprehensive loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Net loss	$(4,357)	$(3,218)	$(7,878)	$(6,581)
Foreign currency translation adjustment	81	280	143	373

Total comprehensive loss	$(4,276)	$(2,938)	$(7,735)	$(6,208)

Note 7 —	Geographic and Product Data

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.

The Company markets and sells its products in approximately 50 countries and has manufacturing sites in the United States and Switzerland. Other than the United States, Germany and Korea, the Company does not conduct business in any country in which its sales exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers between those in the United States, Germany, and other locations for each year, is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Sales to unaffiliated customers
United States	$5,158	$6,113	$10,252	$11,374
Germany	5,683	5,278	11,729	10,522
Korea	750	671	1,529	1,212
Other	3,341	2,671	6,339	5,090

Total	$14,932	$14,733	$29,849	$28,198

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Cataract	$10,868	$11,069	$21,891	$21,835
Refractive	3,909	3,501	7,629	6,023
Glaucoma	155	163	329	340

Total	$14,932	$14,733	$29,849	$28,198

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

Lines of Credit

The Company and its subsidiary have credit facilities with different lenders to support operations in the U.S., and Germany, respectively.

On June 8, 2006 the Company signed a Credit and Security agreement with Wells Fargo Bank for a revolving credit facility. The credit facility provides for borrowings of 85% of eligible accounts receivable with a maximum of $3.0 million, carries an interest rate of prime plus 1.5%, and is secured by substantially all of the assets of the Company’s U.S. operations. The term of the agreement is three years and it contains certain financial covenants, among others, relating to minimum calculated net worth, net loss, liquidity and restrictions on Company investments or loans to affiliates and investments in capital expenditures, with which the Company must comply to borrow or to maintain an outstanding advance. As of June 29, 2007, there were no borrowings outstanding. As the Company does not satisfy minimum financial covenants in its U.S. operations that are a condition to borrowing, no borrowings are available as of June 29, 2007.

The Credit and Security Agreement with Wells Fargo Bank prohibits STAAR, without the consent of the Bank, from incurring indebtedness, making loans to its subsidiaries, investing in its subsidiaries or other entities or paying dividends on its common stock. The Credit and Security Agreement also provides that a change of control of STAAR will constitute a default of the agreement. A “change of control” under the agreement includes the acquisition of 15% or more of STAAR’s capital stock by any person or group, a change in composition of the Board of Directors over a two-year period that results in the directors in place at the beginning of the period no longer constituting a majority, or David Bailey’s ceasing to actively manage STAAR. On May 9, 2007 Wells Fargo Bank waived a covenant prohibiting STAAR from incurring additional indebtedness, which permitted STAAR to borrow $2,500,000 from a subsidiary, and as of June 20, 2007 consented to STAAR’s repayment on June 20, 2007 of the Broadwood Partners, LP Promissory Note, as discussed above in Note 5.

STAAR may terminate the Credit and Security Agreement with Wells Fargo Bank, subject to a termination fee of $60,000 if terminated between the first and second anniversary and $30,000 if terminated after the second

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anniversary but prior to maturity. If STAAR has outstanding advances it must give 90 days advance written notice of termination or pay additional interest for the period from termination to the date 90 days after notice was actually given.

The Company’s lease agreement with Farnam Street Financial, Inc., as amended on October 9, 2006, provided for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a three-year term. Under the agreement, the Company has the option to purchase any item of the leased property, at the end of the respective items lease terms, at a mutually agreed fair value. On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provides for additional purchases of $800,000 during the next fiscal year. The terms of this new schedule conform to the amended agreement dated October 9, 2006. Approximately $616,000 in borrowings was available under this facility as of June 29, 2007.

The Company’s lease agreement with Mazuma Capital Corporation, as amended on August 16, 2006, provides for purchases of up to $301,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a two-year term. The Company is required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of June 29, 2007, the Company had a certificate of deposit for approximately $150,000 recorded as “long-term investment — restricted” with a 12-month term at a fixed interest rate of 4.5%. The agreement also provides that the Company may elect to purchase any item of the leased property at the end of its lease term for $1. No borrowings were available under this facility as of June 29, 2007.

The Company’s German subsidiary, Domilens, entered into a credit agreement at August 30, 2005. The renewed credit agreement provides for borrowings of up to 100,000 EUR ($135,000 at the rate of exchange on June 29, 2007), at a rate of 8.5% per annum and does not have a termination date. The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not secured. There were no borrowings outstanding as of June 29, 2007 and December 29, 2006. The Company was in compliance with all terms of the agreement as of June 29, 2007.

The Company had a line of credit with UBS AG, which was used in our Swiss operations. UBS AG elected to terminate the line, which was terminable by either party at any time without cause and without penalty, on April 26, 2007. At the time of termination the balance on the line was zero and STAAR was in compliance with all terms, conditions and covenants of the Master Credit Agreement. STAAR’s international operations generate sufficient positive cash flow to provide working capital for those operations and all anticipated needs without recourse to borrowing.

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

As of June 29, 2007, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

SFAS 123R expense	$332	$422	$684	$807
Restricted stock expense	17	26	41	41
Consultant compensation expense	2	64	15	74

Total	$351	$512	$740	$922

There was no income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance. In addition, the Company capitalized $43,000 and $79,000, respectively, of SFAS 123R compensation to inventory for the three and six months ended June 29, 2007, and $38,000 and $63,000, respectively for the three and six months ended June 30, 2006.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. Each year the number of shares reserved for issuance under the 2003 Plan is increased if necessary to provide that 2% of the total shares of common stock outstanding on the immediately preceding December 31 will be reserved for issuance. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options and restricted stock. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Restricted stock grants under the 2003 Plan generally vest over a period of three or four years. Pursuant to the plan, options for 2,149,001 shares were outstanding at June 29, 2007, with exercise prices ranging between $3.81 and $11.24 per share. There were 44,418 shares of restricted stock outstanding at June 29, 2007.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase common stock or awards of common stock. The options under the plan were granted at fair market value on the date of grant, become exercisable over a three-year period, and expire 10 years from the date of grant. Pursuant to this plan, options for 500,000 were outstanding at June 29, 2007, with an exercise price of $11.125.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the plan. During fiscal year 2001, pursuant to Article IV of the plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 779,033 were outstanding at June 29, 2007, with exercise prices ranging between $2.96 and $13.625 per share. No further awards may be made under this plan.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal year 1996, the Board of Directors approved the 1996 Non-Qualified Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock. Under provisions of the Non-Qualified Stock Plan, 600,000 shares were reserved for issuance. Generally, options under the plan were granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. The options were originally issued with an exercise price of $12.50 per share. During fiscal year 1998 the exercise price of options held by employees was reduced to $6.25 per share by action of the Board of Directors. As of June 29, 2007, there were no outstanding options. No further awards may be made under this plan.

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan were granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 60,000 shares were outstanding at June 29, 2007, with exercise prices ranging from $9.56 to $10.18 per share. No further awards may be made under this plan.

During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 55,000 shares were outstanding at June 29, 2007, with exercise prices ranging between $9.375 and $10.63.

During the six months ended June 29, 2007, officers, employees and others exercised 163,233 options from the 1995, 1998, and 2003 stock option plans at prices ranging from $2.96 to $4.88 resulting in net cash proceeds to the Company totaling $583,000.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. The Company used the shortcut method to calculate the expected term of its options granted during the first quarter of 2006 that had a four year vesting life. The Company has calculated a 9.59% estimated forfeiture rate used in the model for fiscal year 2007 option grants based on historical forfeiture experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Expected dividends	0%	0%	0%	0%
Expected volatility	70.17%	78.24%	70.17%	73.45%
Risk-free rate	4.56%	5.03%	4.56%	4.04%
Expected term (in years)	5.4 & 5.5	5.2	5.4 & 5.5	5.2 & 7

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the Plans as of June 29, 2007, and changes during the period then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(000’s)	Price	Term	Value
				(000’s)

Outstanding at December 29, 2006	3,472	$5.62
Granted	410	5.27
Exercised	(163)	3.57
Forfeited or expired	(119)	5.54

Outstanding at June 29, 2007	3,600	$6.86	5.9	$192

Exercisable at June 29, 2007	2,642	$7.27	4.70	$192

The total fair value of options vested during the six months ended June 29, 2007, and June 30, 2006 was $1,074,000 and $949,000, respectively. The total intrinsic value of options exercised during the six months ended June 29, 2007 and June 30, 2006 was $62,000 and $1,542,000, respectively.

A summary of the status of the Company’s nonvested shares as of June 29, 2007 and changes during the period is presented below:

		Weighted-
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(000’s)

Nonvested at December 29, 2006	1,032	$3.30
Granted	410	3.35
Vested	(444)	2.94
Forfeited	(40)	3.20

Nonvested at June 29, 2007	958	$3.58

As of June 29, 2007 there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.78 years.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 29,	December 29,
	2007	2006

Accrued salaries and wages	$1,823	$1,974
Accrued income taxes	1,155	830
Accrued commissions	619	800
Payable related to acquisition of minority interest in Australia subsidiary	886	770
Accrued audit expenses	393	517
Accrued insurance	183	484
Other	2,175	2,199

	$7,234	$7,574

Note 11 —	Supplemental Disclosure of Cash Flow Information

Interest and income taxes paid for the six months ended below were as follows (in thousands):

	June 29,	June 30,
	2007	2006

Interest paid	$316	$185
Income taxes paid	68	98

The Company’s non-cash investing and financing activities for the six months ended below were as follows (in thousands):

	June 29,	June 30,
	2007	2006

Non-cash investing activities:
Purchase of property plant, and equipment on terms	$884	$546

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described in this report and in our Annual Report on Form 10-K under the heading “Risk Factors.” The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

The following discussion should be read in conjunction with the Company’s interim condensed financial statements and the related notes provided under “Item 1— Financial Statements” above.

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

We currently manufacture foldable IOLs from both our proprietary Collamer® and silicone material. We make IOLs in each of the materials in two different configurations: the single-piece plate haptic design, and the three-piece design where the optic is combined with spring-like Polyimidetm loop haptics. The selection of one style over the other is primarily based on the preference of the ophthalmologist. In April 2007 we introduced a Collamer three-piece IOL with an aspheric optic.

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

During the quarter ended June 29, 2007, sales from IOLs accounted for approximately 40% of total sales compared with approximately 44% in the quarter ended June 30, 2006.

As part of our approach to providing complementary products for use in minimally invasive cataract surgery, we also market STAARVISC II, a viscoelastic material which is used as a protective lubricant and to maintain the shape of the eye during surgery, the STAARSonicWAVE Phacoemulsification System, a medical device system that uses ultrasound to remove a cataract patient’s cloudy lens through a small incision and has low energy and high vacuum characteristics, and Cruise Control, a single-use disposable filter which allows for a faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi and peristaltic pump technologies. We also sell other related instruments, devices, surgical packs and equipment that we manufacture or that are manufactured by others. Sales of other cataract products accounted for approximately 33% of our total sales for the quarter ended June 29, 2007 compared with 31% of total sales for the quarter ended June 30, 2006.

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

The FDA approved the ICL for myopia for use in the United States on December 22, 2005. The ICL and TICL are approved in countries that require the Conformité Européenne Mark (or CE Mark) Canada, Korea and Singapore. The ICL is also approved in China. Applications are pending for the TICL in China and Australia, and STAAR is working to obtain new approvals for the ICL and TICL in other countries. STAAR submitted its application for U.S. approval of the TICL to the FDA in 2006.

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

Sales of ICLs (including TICLs) during the quarter ended June 29, 2007 accounted for approximately 26% of our total sales compared with 23% of total sales during the quarter ended June 30, 2006.

Glaucoma Products.  Among our other products is the AquaFlow Collagen Glaucoma Drainage Device, an implantable device used for the surgical treatment of glaucoma. Glaucoma is a progressive ocular disease that manifests itself through increased intraocular pressure. The increased pressure may damage the optic disc and decrease the visual field. Untreated, progressive glaucoma can cause blindness. Sales of AquaFlow devices during the quarters ended June 29, 2007 and June 30, 2006 accounted for approximately 1% of our total sales.

Foreign Currency Fluctuations.  Our products are sold in approximately 50 countries. Sales from international operations represented 66% of total sales for the quarter ended June 29, 2007. The results of operations and the financial position of certain of our international operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk.

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

Building the U.S. market for the ICL and securing U.S. approval of the TICL. Because the ICL’s design has advantages over other refractive procedures for many patients and its proprietary nature permits STAAR to maintain its profit margin, STAAR’s management believes that increased sales of the ICL are the key to the company’s return to profitability. Notwithstanding strong and sustained growth internationally, U.S. market growth is considered essential because of the size of the U.S. refractive surgery market and the perceived leadership of the U.S. in adopting innovative medical technologies.

STAAR’s strategy for the U.S. market is to position the ICL technology as one that helps build our customers’ total refractive volume through excellent visual outcomes and high levels of patient satisfaction. STAAR makes the ICL available to selected surgeons only after completion of a training program that includes proctoring of selected supervised surgeries. STAAR believes that this carefully guided method of product release is essential to help ensure the consistent quality of patient outcomes and the high levels of patient satisfaction needed to establish wide acceptance of the ICL as a choice for refractive surgery.

Because the refractive surgery market has been dominated by corneal laser-based techniques, STAAR faces special challenges in introducing an intraocular refractive implant. STAAR has developed a number of marketing tools and practice support programs to increase the use of the ICL and awareness of its advantages in refractive surgery centers throughout the U.S. and around the world.

One of STAAR’ challenges in building market share for ICL has been its historical dependence on a primarily independent and cataract-focused sales force. To promote sales of its cataract products in the U.S., STAAR has historically relied on a two-tier independent sales force consisting of regional representatives contracted to STAAR (“RMRs”) and more local territorial representatives. Each independent representative has received a commission on all of our sales within a specified region, including sales on products we sell into the region without their assistance. Because they have been independent contractors, we had a limited ability to manage and direct these representatives or their employees. In addition, the representatives have been able to represent manufacturers other than STAAR. Although these products did not compete directly with STAAR’s, they did in some instances take time and focus away from selling STAAR’s products. The independent representatives have generally borne the responsibility of demonstrating products, including training surgeons in the use of products.

In regions where RMRs had contracts giving them exclusive rights to represent the ICL, STAAR has had to rely on the independent representatives to implement the marketing of the ICL, even though these representatives have generally emphasized cataract products and have little experience in selling refractive products like the ICL. To support the promotion of ICL sales in these regions, STAAR developed marketing plans under which it assumed the responsibility of training surgeons through a staff of highly trained applications specialists who are direct employees of STAAR. Despite STAAR’s taking on the cost and administrative burden of this activity, STAAR was still obligated to pay commissions to the independent representatives on all sales generated in their regions. Beginning in 2006 STAAR also provided at its expense the services of refractive specialists who would assist interested surgeons in evaluating their practices and fully incorporating ICL into the spectrum of refractive treatments offered.

The last two contracts between STAAR and RMRs, covering the southwestern and southeastern U.S., had seven year terms that expired on July 31, 2007. As that date approached, STAAR explored the possibility of continuing to work with these long-time associates of the Company on a more flexible basis, and with greater assurance that STAAR’s marketing plans would be implemented, to deliver growth with its refractive product line and reverse the decline in sales of cataract products. When it became clear such an arrangement would not be possible, STAAR elected not to renew the agreements. STAAR decided instead to use the transition as an opportunity to incorporate the regions into a nationwide initiative to restructure its sales organization and more thoroughly update STAAR’s U.S. go-to-market strategy.

To accelerate the U.S. market uptake of the ICL, in the third quarter of 2007 STAAR will begin handling sales of the ICL through a specialized direct sales force nationwide. Direct sales staff will include STAAR’s existing applications specialists (who train surgeons in use of the ICL), refractive specialists (who help integrate ICL into the surgeon’s practice) and a newly recruited team of refractive sales managers. The refractive sales managers will orchestrate the commercial effort at a regional level and work with existing certified doctors to build usage rates and to identify additional surgeons based purely on their ICL potential. STAAR believes that about 50% of the personnel making up this force are already employed by STAAR or have already been recruited, and about 50% remain to be recruited.

Other members of the current sales team (both employed and independent) will continue to be involved in ICL sales to the extent needed to ensure continuity. However, this group will primarily focus on STAAR’s cataract business. This aspect of STAAR’s restructuring of its sales force is discussed below under the heading “Reversing the decline in U.S. market share for our cataract product lines by intensifying selling efforts and renewing and refining our product offering through enhanced R&D.”

The changes discussed above build on the structural changes begun the first quarter of 2007 when STAAR split its Sales and Marketing Department into two separate groups. A principal purpose of the split was to enable the Sales Department to focus on the development of STAAR’s direct sales model, which will now be employed for refractive sales nationwide.

The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005. The U.S. rollout of the product began in the first quarter of 2006. As of June 29, 2007, 329 surgeons had completed training. STAAR recognized $1,046,000 of U.S. sales revenue from ICLs for the quarter ended June 29, 2007. It is too early to determine whether STAAR’s strategy will be successful or to estimate the ultimate size of the U.S. market for ICLs.

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

STAAR submitted a Pre-Market Approval application (PMA) supplement for the TICL to the FDA on April 28, 2006, and received comments from the Office of Device Evaluation (“ODE”) on November 20, 2006 requesting that STAAR submit an amended application. On August 3, 2007 STAAR received a letter from ODE notifying STAAR that the TICL application would be placed on integrity hold until STAAR completed specified actions to the satisfaction of the FDA. Noting the deficiencies cited in a June 26, 2007 Warning Letter from the FDA’s Bioresearch Monitoring branch (“BIMO”) and in an audit of a clinical study site, ODE requested that STAAR engage an independent third party auditor to conduct a 100% data audit of patient records along with a clinical systems audit to ensure accuracy and completeness of data before resubmitting the application. STAAR intends to engage an independent auditor and to take any actions necessary to confirm the scientific validity of the TICL clinical data through the process outlined by the FDA. While STAAR believes such actions, if successful, should enable STAAR to resubmit the TICL application in an approvable form, STAAR cannot assure investors that the results of the independent audit or STAAR’s related corrective actions will be satisfactory, that ODE will grant approval to the TICL, or that the scope of requested TICL approval, if granted, would not be limited by the FDA. STAAR believes that its comprehensive response to the BIMO Warning Letter, provided to the FDA on July 31, 2007 (and discussed in greater detail below), may also address some of the concerns raised in the August 3 letter from ODE.

Generating further growth of the ICL and TICL in international markets. The ICL and TICL are sold in more than 40 countries. International sales of refractive implants have continued at a steady rate of growth, increasing approximately 32% for the three months ended June 29, 2007, respectively. STAAR believes that the international market for its refractive products has the potential for further growth, both through the introduction of the ICL and TICL in new territories and expanded market share in existing territories. In recent periods STAAR has received the majority of its revenue from international markets, and sales of ICLs have represented an increasing share of that revenue. STAAR received approval for the ICL in China on July 31, 2006 and we are awaiting approval of the TICL there as well. We also continue to seek new approvals for the ICL and TICL in other countries, but the timing of such approvals are at the discretion of the local authorities.

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

STAAR seeks to reverse the decline in its domestic cataract market share by the introduction of enhanced design IOLs and improved delivery systems in 2007 and 2008. The completion in 2005 of initiatives to revamp STAAR’s systems of regulatory compliance and quality management permitted STAAR to shift resources back to product development. In particular, STAAR has focused on the following projects intended to expand and improve our cataract product offering:

•	Development of the Afinitytm Collamer® Aspheric IOL, a new three-piece Collamer IOL featuring a square edge and an aspheric optic design, which was introduced in April 2007;

•	Development of a new silicone IOL model featuring the same advanced aspheric optic and squared edge configuration, to be launched in the third quarter of 2007;

•	The development of a 2.0 mm micro-incision injector system for its Collamer plate lens late in 2007;

•	The development of a Toric Collamer plate IOL to complement our pioneering silicone Toric IOL, expected to be launched in the first half of 2008;

•	Obtaining from the Centers for Medicare and Medicaid Services “new technology IOL” classification for STAAR’s aspheric Collamer and aspheric silicone lenses, permitting higher reimbursement rates, expected in the first half of 2008;

•	An improved injector system for the three-piece Collamer lens product line, expected to be introduced in mid 2008;

•	Development of a preloaded injector system for our new silicone aspheric IOLs, expected to be launched in the second half of 2008.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays.

As noted above, STAAR elected not to renew the last two RMR contracts which covered the southwestern and southeastern U.S. and expired on July 31, 2007, and intends to comprehensively restructure its sales organization. In addition to the direct sales force for the ICL discussed above, STAAR is re-organizing the remainder of its existing sales force, both employees and independent representatives, into a separate sales force specializing in the cataract market. STAAR believes this focus will be essential to capitalize on the introductions of new and enhanced products discussed above. STAAR expects to enter into a contract with its one remaining independent RMR, who is not currently under contract, to represent its products and manage territorial representatives in the central eastern seaboard. Elsewhere in the country, directly employed sales managers will supervise both direct and independent local representatives. STAAR may or may not use independent regional managers in the future to oversee local representatives; it intends to adopt a flexible and pragmatic approach on a region by region basis based on results.

Members of the cataract sales force with established refractive accounts will provide continuity in maintaining those accounts, and those representatives with demonstrated success in the refractive area will continue to play a role or be considered for employment in the direct refractive sales force.

On January 22, 2007, the Centers for Medicare and Medicaid Services (CMS) issued a ruling that allows cataract patients receiving reimbursement by Medicare to choose a lens that also corrects astigmatism. Under the ruling, patients may elect to pay a premium for the correction of pre-existing astigmatism, while Medicare provides the customary reimbursement for cataract surgery. STAARs Toric IOL is eligible for this dual aspect reimbursement. While STAAR expect to receive increased revenue from the Toric IOL as a result of the ruling, in the second quarter STAAR saw some of its customers who purchased only the Toric IOL from STAAR switch to a competitor’s acrylic model. STAAR believes that with the restructuring of its sales organization the specialized cataract sales force will be better able to capitalize on the opportunity presented by the CMS ruling. In addition, STAAR expects to introduce a Toric IOL made of its proprietary Collamer material, which would also likely fall under the CMS ruling and compete with our competitor’s acrylic model in the advanced material sector. STAAR cannot estimate the amount of increased revenue, if any, that may result from the CMS ruling at this time.

Reversing the decline in U.S. IOL sales will require STAAR to overcome several short and long-term challenges, including successfully meeting its objectives to develop new and enhanced products, organizing, training and managing a specialized cataract sales force, and overcoming reputational harm from the FDA’s findings of compliance deficiencies. We cannot ensure that this strategy will ultimately be successful.

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

STAAR’s activities as a sponsor of biomedical research are subject to review by the FDA’s Bioresearch Monitoring branch. On June 26, 2007, the Company received a Warning Letter from the U.S. Food and Drug Administration (“FDA”) citing four areas of noncompliance noted during an inspection by BIMO of the Company’s clinical study procedures, practices, and documentation related to the TICL. BIMO conducted the inspection between February 15 and March 14, 2007. The Warning Letter notes deviations from FDA regulations that occurred between 2002 and 2005, which were among eight matters observed in the Inspectional Observations on FDA Form 483 received by the Company on March 14, 2007, and to which STAAR responded on April 5, 2007. STAAR provided its written response to the Warning Letter to the FDA on July 31, 2007. The response detailed revisions by STAAR to enhance key processes and procedures involved in initiating and monitoring clinical studies and a detailed discussion of their intended corrective effect. STAAR reported that all revised procedures had been approved and that all affected internal staff had been trained, and the response included a schedule for the training of external personnel in the enhanced procedures. STAAR believes that it has comprehensively addressed the concerns of the FDA; however, if the FDA does not find the Company’s response adequate, further administrative action could follow, including actions that could further delay approval of the TICL or restrict the Corporation as a sponsor of clinical investigations.

BIMO inspections are part of a program designed to ensure that data and information contained in requests for Investigational Device Exemptions (IDE), Premarket Approval (PMA) applications, and Premarket Notification submissions (510k) are scientifically valid and accurate. Another objective of the program is to ensure that human subjects are protected from undue hazard or risk during the course of scientific investigations. While the past procedural violations noted in the Warning Letter are serious in nature and required comprehensive corrective and preventative actions, the Company does not believe that these nonconformities undermine the scientific validity and accuracy of its clinical data, or that human subjects were subjected to undue hazard or risk. However, as noted above, ODE, with reference largely to the same deficiencies noted in the Warning Letter, has placed STAAR’s pending application for approval of the TICL on integrity hold. Stating its belief that the clinical data and information are not reliable, ODE will require STAAR to establish the accuracy and completeness of the clinical data through an independent audit before further considering the submission. Accordingly, STAAR must demonstrate to ODE the scientific validity of the TICL clinical data in addition to resolving the deficiencies in the Warning Letter.

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

To provide additional working capital, STAAR completed a public offering of its common stock on May 1, 2007. In the offering, STAAR sold 3,600,000 shares of common stock at price to the public of $5 per share, which yielded approximately $16.8 million net proceeds to STAAR. All shares of the common stock offered by STAAR were sold pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission on August 8, 2006 as supplemented by an additional registration statement filed on April 25, 2007 pursuant to Rule 462(b) under the Securities Act of 1933. During the second quarter, STAAR repaid a $1.8 million loan to UBS. STAAR also applied some of the proceeds of the offering to repay $4.0 million in indebtedness incurred on March 21, 2007 under a promissory note with Broadwood Partners, L.P. , which is discussed below under the heading “Liquidity and Capital Resources — Credit Facilities,” expansion of sales and marketing, working capital, capital expenditures, technology acquisition and continuing research and development. Other than repayment of indebtedness, we have not determined the amounts we plan to spend on any of the areas listed above or the timing of these expenditures. Until applied to those purposes, we intend to invest the net proceeds in investment-grade, interest-bearing securities.

As additional consideration for the loan STAAR also entered into a Warrant Agreement (the “Warrant Agreement”) with Broadwood granting the right to purchase up to 70,000 shares of Common Stock at an exercise price of $6, exercisable for a period of six years. The Note provided that so long as a principal balance remained outstanding on the note, STAAR would grant additional warrants each quarter on the same terms as the Warrant Agreement. STAAR repaid the note on June 20, 2007 and as such, we are not required to issue any additional warrants. The warrant agreement provides that STAAR will register the stock for resale with the SEC.

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

During the first quarter of 2007 STAAR learned that the president of Domilens, Guenther Roespstorff, had misappropriated significant corporate assets. Mr. Roepstorff resigned shortly after this disclosure and STAAR conducted an extensive internal inquiry under the direction of the Audit Committee of STAAR’s Board of Directors. The results of this investigation are described in detail in STAAR’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006. The investigation determined that fraudulent activities by Mr. Roepstorff between 2001 through 2006 diverted assets having a book value of approximately $400,000. Based on the investigation, STAAR concluded that the events at Domilens revealed a material weakness in its internal controls over financial reporting, and that increased oversight was necessary to reduce the risk of a recurrence.

STAAR’s management has implemented, and continues to implement, its planned corrective actions resulting from the Domilens investigation, which are described under “Item 4. Controls and Procedures — Internal Control over financial reporting.” While the circumstances surrounding the sudden departure of Domilens’ president and founder caused some disruption to the business, STAAR believes that it has stabilized and maintained the business under interim management and enhanced oversight. Domilens’ sales increased modestly in the first and second quarters of 2007 over comparable periods of 2006.

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

Foreign Currency Fluctuations.  Our products are sold in approximately 50 countries. Sales from international operations represented 66% of total sales for the quarter ended June 29, 2007. The results of operations and the financial position of certain of our international operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended June 29, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of		Percentage			Percentage
	Total		Change for	Percentage of		Change for
	Sales for		Three Months	Total Sales for		Six Months
	Three Months		2007	Six Months		2007
	June 29,	June 30,	vs.	June 29,	June 30,	vs.
	2007	2006	2006	2007	2006	2006

Sales	100.0%	100.0%	1.4%	100.0%	100.0%	5.9%
Cost of sales	51.5	52.2	0.1	51.3	52.3	3.9

Gross profit	48.5	47.8	2.8	48.7	47.7	8.1

General and administrative	20.1	18.6	9.8	19.4	19.6	4.8
Marketing and selling	42.0	37.8	12.8	41.4	37.8	16.2
Research and development	11.0	12.1	(8.7)	10.9	12.5	(7.7)

	73.1	68.5	8.2	71.7	69.9	8.6

Operating loss	(24.6)	(20.7)	20.7	(23.0)	(22.2)	9.9

Total other expense, net	(2.8)	(0.4)	593.4	(1.6)	0.0	8771.2

Loss before income taxes	(27.4)	(21.1)	31.8	(24.6)	(22.2)	17.3
Provision for income taxes	1.8	0.7	130.1	1.8	1.1	65.7

Net loss	(29.2)%	(21.8)%	35.4%	(26.4)%	(23.3)%	19.7%

Net Sales

Net sales for the three and six months ended June 29, 2007 increased 1.4% and 5.9% to $14,932,000 and $28,949,000, respectively, compared with the $14,733,000 and $28,198,000 reported for the same periods of 2006, respectively. The impact of changes in currency for the three and six months of 2007 was approximately $440,000 and $991,000, respectively.

International sales for the second quarter were $9,774,000, up 13.4% compared with $8,620,000 reported in the same period of last year. During the second quarter, international sales of refractive products grew 29.9% to $2,828,000 compared with the $2,177,000 reported for the second quarter of 2006. The increase in refractive product sales is due to increased sales of ICLs and TICLs which represented 99.6% of total refractive sales in international during the quarter. International cataract sales for the second quarter were $6,869,000, up 7.7% compared with $6,380,000 reported in the same period of the prior year due largely to the effect of currency.

International sales for the first six months of 2007 were $19,597,000, up 16.5% compared with the same period of 2006. During the first six months of 2007, international sales of refractive products grew 39.9% to $5,472,000 compared with the $3,911,000 reported for the first six months of 2006. The increase in refractive product sales is due to increased sales of ICLs and TICLs which represented 99.3% of total refractive sales in international during the period. International cataract sales for the first six months of 2007 were $13,978,000, up 9.3% compared with $12,784,000 reported in the same period of the prior year due largely to the effect of currency, but also due to stability in the German market since the strikes of last year.

Total U.S. sales for the second fiscal quarter of 2007 were $5,158,000, down 15.6% compared with $6,113,000 reported in the same period of 2006. Second quarter U.S. refractive product sales decreased 18.3% to $1,081,000 compared with the $1,324,000 reported for the second quarter of 2006. The decrease in refractive product sales is due primarily to decreased sales of ICLs and TICLs which represented 96.7% of total refractive sales in the U.S. during the quarter and to decreased sales of other refractive products.

Total U.S. sales for the first six months of 2007 were $10,252,000, down 9.9% compared with $11,374,000 in the same period of 2006. U.S. refractive product sales during the first six months of 2007 were $2,156,000, up 2.1% compared with the same period of 2006. The increase in refractive product sales is due to increased sales of ICLs and TICLs which represented 95.9% of total refractive sales in the U.S. during the period. Increased sales of ICLs and TICLs were partially offset by decreased sales of other refractive products. U.S. cataract product sales for the first six months of 2007 were $7,914,000, down 12.6% compared with $11,374,000 reported for the same period of 2006. The decline in U.S. cataract product sales is due, in part, to a shift in the market preference from spherical IOLs to aspheric IOLs. The Company introduced its first aspheric IOL made of Collamer during the quarter and anticipates introducing a silicone aspheric IOL in the second half of 2007. While sales of this new IOL were promising, it is too early to tell whether the lens will reverse the declining trend in IOL sales. Additionally, the Company believes that the expiration of two sales representative agreements on July 31, 2007 may have had some impact on cataract sales in their regions for both the three and six month periods of 2007.

Gross Profit Margin

Gross profit margin for the three and six months ended June 29, 2007 was 48.5% and 48.7%, respectively, compared with 47.8% and 47.7%, respectively, for the three and six months ended June 30, 2007. The increase for both periods is due a shift in mix to higher margin ICLs and lower inventory provisions due to improved consignment management, partially offset by increased freight and manufacturing engineering costs.

General and Administrative

General and administrative expenses for the three months ended June 29, 2007 were up 9.8% or $269,000 over the three months ended June 30, 2006 and up 4.6% or $252,000 for the same year-to-date period. The increase in general and administrative expenses in both periods was primarily due to increased salaries, benefits, audit-related expenses and insurance costs.

Marketing and Selling

Marketing and selling expenses for the three months ended June 29, 2007 increased 12.8% or $709,000 compared with the three months ended June 30, 2006 and increased 16.2% or $1,722,000 compared with the six months ended June 30, 2006. The increase for the quarter is primarily due to increased salaries, benefits, and travel expenses. Additionally, sales and marketing expenses increased due to the timing of the ASCRS trade show which was held during the 2nd quarter compared to prior year when it was held in the 1st quarter. The increase in marketing and selling expenses for the six months ended June 29, 2007 is primarily due to increased salaries, benefits, travel expenses, and the investigation costs of approximately $800,000 related to our German subsidiary during the first quarter of 2007.

Research and Development

Research and development expenses, including regulatory and clinical expenses, for the second quarter of 2007, decreased 8.7% or $155,000 compared with the three months ended June 30, 2006 and decreased $272,000 or 7.7% compared with the six months ended June 30, 2006. The decrease in both periods was primarily due to lower costs associated with regulatory submissions.

Other Expense

Other expense for the second quarter of 2007 increased $358,000 compared with the three months ended June 30, 2006 and increased $471,000 compared with the six months ended June 30, 2006. The increase in both periods was primarily due to the $232,000 write-off of deferred financing costs and $233,000 in losses from the extinguishment of the Broadwood Partners L.P. note. These expenses were partially offset by $100,000 fair value adjustment upon re-valuation of the Broadwood warrant obligation at June 29, 2007.

Liquidity and Capital Resources

The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by institutional domestic and foreign lenders, the sales of Common Stock, the repayment of former directors’ notes, and the exercise of stock options.

As of June 29, 2007 and December 29, 2006, the Company had $16.1 million and $7.8 million, respectively, of cash and cash equivalents.

Net cash used in operating activities was $7.0 million for the six months ended June 29, 2007 versus $5.6 million for the six months ended June 30, 2006. The increase in cash used for operating activities was primarily due to payments made in connection with the Domilens investigation, costs incurred in evaluating financing options, interest expense of the Broadwood note, and increased salaries and travel.

Net cash used in investing activities was $0.1 million for the six months ended June 29, 2007 versus $0.6 million for the six months ended June 30, 2006. The change is due primarily to a reduction of cash purchases of property, plant & equipment, as current purchases are financed under a lease line of credit.

Net cash provided by financing activities was $15.3 million for the six months ended June 29, 2007 versus $1.4 million for the six months ended June 30, 2006. Included in net cash provided by financing activities at the end of the second quarter of 2007 was $16,810,000 in net proceeds from the private placement of 3,600,000 shares of common stock. A portion of the proceeds was used to repay $4.0 million in indebtedness incurred on March 21, 2007 with Broadwood Partners, L.P. During the second quarter the Company also repaid a $1.8 million loan to UBS.

Accounts receivable at March 30, 2007 increased $0.4 million relative to December 31, 2006. The increase in accounts receivable relates primarily to increased international ICL sales during 2007 and the impact of foreign exchange. Day’s sales outstanding (DSO) were 42 days at June 29, 2007 compared to 39 days at December 29, 2006. The Company expects to maintain DSO within a range of 40 to 45 days during the course of the 2007 fiscal year.

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

STAAR’s management believes that in the near term its best prospect for returning its U.S. and consolidated operations to profitability is achieving significant U.S. sales of the ICL. To date, sales growth of ICLs has been slower than expected. In the longer term STAAR seeks to develop and introduce products in the U.S. cataract market to stop further erosion of its market share and resume growth in that sector. Nevertheless, success of these strategies is not assured and, even if successful, STAAR is not likely to achieve positive cash flow on a consolidated basis during fiscal 2007 or 2008.

To provide additional working capital, STAAR completed a public offering of its common stock on May 1, 2007. In the offering, STAAR sold 3,600,000 shares of common stock at price to the public of $5 per share, which yielded approximately $16.8 million net proceeds to STAAR. All shares of the common stock offered by STAAR were sold pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission on August 8, 2006 as supplemented by an additional registration statement filed on April 25, 2007 pursuant to Rule 462(b) under the Securities Act of 1933. STAAR intends to use the proceeds of the offering for general corporate purposes. After the June 20, 2007 repayment of $4 million in indebtedness incurred under a Promissory Note with Broadwood Partners, L.P., which is discussed below, the remaining proceeds of the public offering will be used for working capital and other general corporate purposes. STAAR believes that with the proceeds of the public offering, along with expected cash from operations, it has sufficient cash to meet its funding requirements over the next year.

The public offering included all of the securities available for issuance under STAAR’s shelf registration.

Credit Facilities

STAAR has credit facilities with different lenders to support operations in the U.S. and Germany.

STAAR has a revolving credit facility with Wells Fargo Bank pursuant to a Credit and Security Agreement entered into on June 8, 2006. The credit facility provides for borrowings of 85% of eligible accounts receivable with a maximum of $3.0 million, carries an interest rate of prime plus 1.5%, and is secured by substantially all of the assets of the Company’s U.S. operations. The term of the agreement is three years and it contains certain financial covenants relating to minimum calculated net worth, net loss, liquidity and restrictions on Company investments or loans to affiliates and investments in capital expenditures, with which the Company must comply to borrow or to maintain an outstanding advance. The Company has not borrowed against the facility as of June 29, 2007. As the Company does not currently satisfy minimum financial covenants in its U.S. operations that are a condition to borrowing, no borrowings are available.

The Credit and Security Agreement with Wells Fargo Bank prohibits STAAR, without the consent of the Bank, from incurring indebtedness, making loans to its subsidiaries, investing in its subsidiaries or other entities or paying dividends on its common stock. The Credit and Security Agreement also provides that a change of control of STAAR will constitute a default of the agreement. A “change of control” under the agreement includes the acquisition of 15% or more of STAAR’s capital stock by any person or group, a change in composition of the Board of Directors over a two-year period that results in the directors in place at the beginning of the period no longer constituting a majority, or David Bailey’s ceasing to actively manage STAAR. Wells Fargo Bank waived a covenant prohibiting STAAR from incurring additional indebtedness on March 21, 2007, which permitted STAAR to enter into the Promissory Note with Broadwood Partners, LP on that date and waived a covenant on May 9, 2007, which permitted STAAR to borrow $2,000,000 from a subsidiary. As of June 20, 2007 Wells Fargo Bank consented to STAAR’s repayment of all indebtedness under the $4.0 Broadwood Partners, L.P. (“Broadwood”) Promissory Note discussed below.

STAAR may terminate the Credit and Security Agreement with Wells Fargo Bank, subject to a termination fee of $60,000 if terminated between the first and second anniversary and $30,000 if terminated after the second anniversary but prior to maturity. If STAAR has outstanding advances it must give 90 days advance written notice of termination or pay additional interest for the period from termination to the date 90 days after notice was actually given.

On March 21, 2007, STAAR entered into a loan arrangement with Broadwood. Pursuant to a Promissory Note (the “Note”) between STAAR and Broadwood, Broadwood loaned $4 million to STAAR. The Note had a term of three years and bore interest at a rate of 10% per annum, payable quarterly. The Note was not secured by any collateral, could be pre-paid by STAAR at any time without penalty, and was not subject to covenants based on financial performance or financial condition (except for insolvency). As additional consideration for the loan STAAR also entered into a Warrant Agreement (the “Warrant Agreement”) with Broadwood granting the right to purchase up to 70,000 shares of Common Stock at an exercise price of $6, exercisable for a period of six years. The Note also provided that so long as a principal balance remained outstanding on the Note STAAR would grant additional warrants each quarter on the same terms as the Warrant Agreement. On June 20, 2007, STAAR repaid the loan and accrued interest through that date. No additional warrant to purchase STAAR Common Stock will be issued beyond the 70,000 shares originally issued under the Warrant Agreement.

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

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a three-year term. Approximately $616,000 in borrowings was available under this facility as of June 29, 2007.

On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provides for additional purchases of $800,000 during the next fiscal year. The terms of this new schedule conform to the amended agreement dated October 9, 2006.

The Company’s lease agreement with Mazuma Capital Corporation, as amended on August 16, 2006, provides for purchases of up to $301,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a two-year term. The Company is required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of June 29, 2007, the Company had a certificate of deposit for approximately $150,000 recorded as “long-term investment — restricted” with a 12-month term at a fixed interest rate of 4.5%. The agreement also provides that the Company may elect to purchase any item of the leased property at the end of its lease term for $1. No borrowings were available under this facility as of June 29, 2007.

The Company’s German subsidiary, Domilens, entered into a credit agreement at August 30, 2005. The renewed credit agreement provides for borrowings of up to 100,000 EUR ($135,000 at the rate of exchange on June 29, 2007), at a rate of 8.5% per annum. The credit agreement does not have a termination date but may be terminated by the lender in accordance with the lender’s general terms and conditions. The credit facility is not secured. There were no borrowings outstanding as of June 29, 2007 and December 29, 2006. The Company was in compliance with the terms of its German credit facility as of June 29, 2007.

The Company had a line of credit with UBS AG, which was used in our Swiss operations. UBS AG elected to terminate the line, which was terminable by either party at any time without cause and without penalty, on April 26, 2007. At the time of termination the balance on the line was zero and STAAR was in compliance with all terms, conditions and covenants of the Master Credit Agreement. STAAR’s international operations generate sufficient positive cash flow to provide working capital for those operations and all anticipated needs without recourse to borrowing.

As of June 29, 2007, the Company had a current ratio of 3.0:1, net working capital of $25.2 million and net equity of $42.0 million compared to December 29, 2006 when the Company’s current ratio was 2.0:1, its net working capital was $14.4 million, and its net equity was $31.8 million.

The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, which are largely dependent on the success of the ICL, proceeds of the public offering of common stock completed in the second fiscal quarter, and proceeds from option exercises. The Company’s liquidity also depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding. Changes in the market price of our common stock affect the value of our outstanding options, and lower market prices could reduce our expected revenue from option exercises. Given the Company’s history of losses and negative cash flows, it is possible that the Company could find it necessary to supplement its sources of capital with additional financing to sustain operations until the Company returns to profitability.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the CEO and the CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-Q. Based on that evaluation and the identification of the material weakness in internal controls over financial reporting described below, the CEO and the CFO concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and for assessing the effectiveness of its internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. In connection with the assessment described above, management identified a material weakness as of

December 29, 2006 which was discussed in the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2007. Because the Company’s remediation efforts remained in progress, management identifies the same material weakness as of June 29, 2007, the end of the period covered by this report, as described below:

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

Because of the material weakness described above, management concluded that, as of March 6, our internal control over financial reporting was not effective. We have been implementing improvements to our internal controls to address the aforementioned material weakness and lack of effectiveness in our disclosure controls and internal controls, and continue to do so. As of the date of this report we have not been able to conclude that the material weakness identified above has been rectified. The Company has taken the following corrective actions:

•	obtained the immediate resignation of the president of Domilens GmbH

•	appointed the V.P. Sales and Marketing — International, as interim president of Domilens

•	enhanced monitoring and oversight from STAAR’s Swiss and U.S. operations

•	held meetings to discuss the Company’s Code of Ethics and whistleblower policies with subsidiary employees as a bridge to more formal training

•	assigned oversight of corporate compliance programs and training to its corporate legal counsel

•	terminated the Director of Finance of our Swiss subsidiary, who was responsible for oversight of financial affairs and internal reporting at Domilens

•	hired a new international controller based at Domilens

•	re-educated employees in STAAR’s Code of Ethics

•	enhanced whistleblower program for international operations of STAAR

•	reinforced the certification process to emphasize senior manager’s accountability for maintaining an ethical environment

•	sent a team of managers from the corporate IT and Finance departments to evaluate the adequacy of the controls and procedures at Domilens

•	scheduled a meeting of the Audit Committee at Domilens’ facility in early August to interview employees, reinforce policies and assess the effectiveness of remedial actions.

There was no change during the fiscal quarter ended June 29, 2007, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We have reported losses in each of the last several fiscal years and have an accumulated deficit of $94.6 million as of June 29, 2007. There can be no assurance that we will report net income in any future period.

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

Under our U.S. and international bank credit facilities and lease lines of credit, we had $2.0 million in outstanding indebtedness and $750,000 available for borrowing as of June 29, 2007. The credit facilities are subject to various financial covenants. If our losses continue we risk defaulting on the terms of our credit arrangements. Our limited borrowing capacity could cause a shortfall in working capital or prevent us from making expenditures that are essential to our business. To the extent we borrow under our credit facilities, a subsequent default could cause our obligations to be accelerated, result in the assessment of default interest or penalties, make further borrowing difficult or impracticable and jeopardize our ability to continue operations.

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

The Office of Compliance of the FDA’s Center for Devices and Radiological Health regularly inspects STAAR’s facilities to determine whether we are in compliance with the FDA Quality System Regulations relating to such things as manufacturing practices, validation, testing, quality control, product labeling and complaint handling, and in compliance with FDA Medical Device Reporting regulations and other FDA regulations. The FDA also regularly inspects for compliance with regulations governing clinical investigations.

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

On June 26, 2007, the Company received a Warning Letter from the FDA citing four areas of noncompliance noted by the FDA’s Bioresearch Monitoring branch during its inspection of STAAR’s clinical study procedures, practices, and documentation related to the TICL. STAAR provided its written response to the Warning Letter to the FDA on July 31, 2007. If the FDA does not find the Company’s response adequate, further administrative action could follow, including actions that could restrict STAAR as a sponsor of clinical investigations or preclude approval of the TICL PMA supplement. The deficiencies cited in the Warning Letter have also been cited by the Office of Device Evaluation in a letter placing an integrity hold on consideration of the TICL application. While BIMO’s oversight covers clinical research, rather than the manufacturing, quality and device reporting issues that have been STAAR’s greatest focus in its recent compliance initiatives, STAAR believes that the negative publicity from the BIMO observations and Warning Letter has made it more difficult for STAAR to overcome the harm to its reputation resulting from past FDA proceedings.

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

FDA Approval of the Toric ICL, which could have a significant U.S. market, may be significantly delayed.

Part of STAAR’s strategy to increase U.S. sales of refractive products has been a plan to introduce the Toric ICL, or TICL, a variant of the ICL that corrects both astigmatism and myopia in a single lens and that is marketed outside the U.S. STAAR believes the TICL also has a significant potential market in the U.S. and could accelerate growth of the overall refractive product line. STAAR submitted a premarket approval application (PMA) supplement for the TICL to the FDA on April 28, 2006, and received comments from the Office of Device Evaluation (“ODE”) on November 20, 2006 requesting that STAAR amend parts of the submission. On August 3, 2007 STAAR received a letter from ODE notifying STAAR that the TICL application would be placed on integrity hold until STAAR completed specified actions to the satisfaction of the FDA, including engaging an independent third party auditor to conduct a 100% data audit of patient records along with a clinical systems audit to ensure accuracy and completeness of data before submitting amendments to the application for the FDA’s review. Satisfying the requirements in the August 3 letter will likely delay any approval of the TICL. If STAAR cannot ensure the accuracy and completeness of data sufficient to support the TICL Application, it would have to conduct additional clinical studies, resulting in significant further delays and costs.

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

We may lose customers or sales as the result of the restructuring of our sales force and the non-renewal of agreements with regional manufacturers’ representatives.

In August 2007 STAAR began a comprehensive restructuring of its U.S. sales model and moved away from its historical reliance on independent regional manufacturers’ representatives to promote sales of its products. This coincides with STAAR’s election not to renew its last two long-term contracts with regional manufacturer’s representatives, which covered the southwestern and southeastern U.S. and expired on July 31, 2007. STAAR is organizing a direct sales force to sell its Visian ICL refractive products, and a mixed direct/independent sales force to sell cataract products. This transition results in a number of risks to STAAR and its business, including the following:

•	In the regions affected by contracts STAAR elected not to renew, a number of independent representatives will cease selling STAAR products. Customers, in particular long-time customers for cataract products, may not transfer their loyalty to STAAR’s new representatives.

•	Customers may be lost due to lack of service while replacement representatives are recruited and trained.

•	Newly recruited sales representatives may initially be less familiar with our products and our customer base, and accordingly be less effective, than the representatives they replace.

•	STAAR’s restructured refractive sales force will be subject to the risks of direct sales, including the need to recruit and retain key personnel to establish and maintain customer relationships and manage local representatives.

If we do not properly implement the transition to our new sales model, we could lose customers, our U.S. refractive sales may fail to grow or decline and our U.S. cataract sales may continue to decline.

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

Our products are sold in approximately 50 countries. Sales from international operations make up a significant portion of our total sales. For the three months ended June 29, 2007, sales from international operations were 66% of our total sales. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our sales are received. Our most significant currency exposures are to the Euro, the Swiss Franc, and the Australian dollar. The exchange rates between these and other local currencies and the U.S. dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions.

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

We spent 10.9% of our sales on research and development during the six months ended June 29, 2007, and we expect to spend approximately 10% for this purpose in future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. Any of the products currently under development may fail to become commercially successful.

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

Our stock price has fluctuated widely, ranging from $3.78 to $8.64 during the twelve month period ended June 29, 2007. Our stock price will likely continue to fluctuate in response to factors such as quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

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

a. The annual meeting of the stockholders of the Company (the “Annual Meeting”) was held on May 16, 2007.

b. At the Annual Meeting, four directors were elected to serve until the annual meeting of stockholders in 2008 and until his successor is duly elected and qualified. The vote was as follows:

	Number of Shares
	For	Withheld

Mr. Barry Caldwell	19,112,841	3,263,417
Mr. Donald Duffy	18,483,486	3,892,772
Mr. David Morrison	16,922,864	5,453,394
Mr. David Schlotterbeck	17,358,662	5,017,596

c. At the Annual Meeting, a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2007 was approved by the stockholders. The vote was as follows:

Number of Shares
For	Against	Abstain

22,117,274	157,651	101,333

ITEM 6.	EXHIBITS

Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(1)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

By:	/s/ DEBORAH ANDREWS
Deborah Andrews
Chief Financial Officer
(on behalf of the Registrant and as its
chief accounting officer)

Date: August 10, 2007