Form 10-K/A
period 2006-12-29
STAAR SURGICAL CO
filed 2008-02-07
CIK 718937

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

STAAR Surgical Company (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 29, 2006 in response to comments received from the SEC. The following items have been changed:

•	To restate the Consolidated Statements of Cash Flows to reflect a change in the Company’s method of converting foreign currency cash flows into U.S. dollars for reporting purposes;

•	To revise Item 7. Management’s Discussion of Financial Condition and Results of Operations by eliminating the use of certain non-GAAP financial measures and replacing certain items of cash used in operations with restated data from the Consolidated Statements of Cash Flows;

•	To revise Item 9A. Evaluation of Controls and Procedures to delete language deemed superfluous because it repeats the definition of “controls and procedures” contained in Rule 13a-15, and to delete language that limited the statement regarding changes in internal controls over financial reporting to those changes known to the CEO and CFO;

•	To include in the Report of Independent Registered Accounting Firm on Page F-2 an explanatory paragraph regarding the restatement of the Consolidated Statements of Cash Flows;

•	To add Note 19 to the Consolidated Financial Statements explaining the nature of the foregoing restatement and;

•	To include currently dated certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 12b-15.

This Amendment No. 1 speaks as of the filing date of the original Annual Report on Form 10-K, except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. For the convenience of the reader the Company is re-filing the entire Annual Report, but has not modified its contents except as enumerated above. The original Annual Report on Form 10-K has not been updated to reflect events occurring or trends arising after the original filing date.

PART I

This Annual Report on Form 10-K/A contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include comments regarding the intent, belief or current expectations of the Company and its management. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. STAAR Surgical Company cautions investors and prospective investors that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. See “Item 1A. Risk Factors.”

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

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully the following risk factors, in addition to other information contained in this report. This Annual Report on Form l0-K/A contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

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

If a party to the Canon Staar joint venture undergoes a merger, sale of substantially all of its assets or changes its management, any of the other joint venture partners has the right to acquire that party’s interest in the joint venture at book value. The terms of the principal agreements governing the joint venture are described in this Annual Report on Form 10-K/A under the heading “Business — Canon Staar Joint Venture.”

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

	Fiscal Year Ended
	December 29,	December 30,	December 31,	January 2,	January 3,
	2006	2005	2004	2004	2003
	(In thousands except per share data)

Statement of Operations
Sales	$56,282	$51,303	$51,685	$50,409	$47,880
Royalty and other income	—	—	—	49	368

Total revenues	56,282	51,303	51,685	50,458	48,248
Cost of sales	29,849	27,517	25,542	22,621	24,099

Gross profit	26,433	23,786	26,143	27,837	24,149

Selling, general and administrative expenses
General and administrative	10,891	9,727	9,253	9,343	8,959
Marketing and selling	22,395	18,552	20,302	19,509	16,833
Research and development	7,080	5,573	6,246	5,120	4,016
Notes receivable reserves (reversals)/other charges	(331)	746	500	390	1,454

Total selling, general and administrative expenses	40,035	34,598	36,301	34,362	31,262

Operating loss	(13,602)	(10,812)	(10,158)	(6,525)	(7,113)

Total other income (expense), net	95	854	(88)	(637)	(785)

Loss before income taxes and minority interest	(13,507)	(9,958)	(10,246)	(7,162)	(7,898)
Income tax provision	1,537	1,239	1,057	1,127	8,805
Minority interest	—	(22)	29	68	75

Net loss	$(15,044)	$(11,175)	$(11,332)	$(8,357)	$(16,778)

Basic and diluted net loss per share	$(0.60)	$(0.47)	$(0.58)	$(0.47)	$(0.98)
Weighted average number of basic and diluted shares	25,227	23,704	19,602	17,704	17,142
Balance Sheet Data
Working capital	$14,363	$22,735	$19,103	$15,883	$7,095
Total assets	47,770	52,755	51,973	47,376	45,220
Notes payable and current portion of long-term debt	1,802	1,676	3,004	2,950	5,845
Stockholders’ equity	31,760	40,366	37,840	35,219	30,551

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cash Flow.  We exited the year with approximately $7.9 million in cash, cash equivalents and restricted short-term investments compared with $12.7 million at December 30, 2005. We used approximately $8.1 million for operating activities during fiscal 2006, which is 8% above the $7.5 million used during fiscal 2005. However, cash used in operating activities in 2006, which was at its highest level for the year in the first quarter of 2006 when the ICL was first introduced in the U.S. market, declined in each of the three subsequent quarters. Purchases of property and equipment were approximately $786,000. During the year we received approximately $2.9 million in proceeds from stock options and $1.2 million in payments on notes from a former director. During 2006 we obtained additional sources of financing such as the $3.0 million Wells Fargo LOC and $1.8 million in lease financing and we expect to continue to identify alternative sources of liquidity to support operations. The Company expects to reduce and ultimately reverse its operating losses and negative cash flows as ICL sales reach targeted levels and the TICL is approved in the U.S. In addition, we will continue to pursue cost savings opportunities, wherever possible, to conserve cash.

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

Gross profit margin

Gross profit margin for the full year 2006 was 47.0% compared with 46.4% for 2005. The increase in gross profit margin is due to increased sales of higher margin ICLs internationally and in the U.S. where the product was first launched in 2006. This increase in gross margin was partially offset due to decreased IOL margins due to lower average selling prices and higher costs. Additionally, gross profit for 2006 was impacted by obsolescence charges of $807,000 for certain IOL inventory in anticipation of new product launches in 2007 and to a lesser degree slower moving diopters of other lenses. Management intends to mitigate the risk of write-off of this and other product but felt it prudent to take this action as cannibalization of existing product is likely as new products roll out. This charge reduced gross profit margin by approximately 1.4%.

The Company expects gross profit margin to increase as sales of ICLs become a larger percentage of overall revenue, U.S. cataract sales continue to grow and as enhanced cataract products are delivered to the market.

General and administrative

General and administrative expenses for fiscal 2006 increased 12% or $1,165,000 over fiscal 2005. The increase in general and administrative expenses for fiscal 2006 was principally due to the $952,000 impact of FAS 123R which was adopted in fiscal 2006 and other general cost increases. The Company does not expect significant increases in general and administrative expenses in 2007.

Marketing and selling

Marketing and selling expenses for fiscal 2006 increased 21% or $3,842,000 compared with fiscal 2005. The increase in marketing and selling expenses for fiscal 2006 primarily resulted from the $419,000 impact of FAS 123R, which was adopted in fiscal 2006, increased costs to support the roll-out of the Company’s refractive products in new territories, including the U.S., and increased commissions. The Company expects sales and marketing expense to decrease slightly as a percentage of sales over 2006 but increase in dollars due to increased commissions in the U.S. on higher sales.

Research and development

Research and development expenses, including regulatory and clinical expenses, for fiscal 2006 increased 27% or $1,507,000 compared with fiscal 2005. The increase in research and development expenses is due to the $262,000 impact of FAS 123R which was adopted in fiscal 2006, costs associated with new product development and TICL regulatory and FDA submission costs. The Company expects to spend approximately 10% of revenues in 2007 on its research and development activities.

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

Net cash used in operating activities was $8.1 million, $7.5 million, and $8.6 million for fiscal 2006, 2005, and 2004, respectively. For fiscal 2006, cash used in operations was the result of increased net losses, adjusted for depreciation, amortization, expense related to the implementation of FAS 123R, and other miscellaneous non-cash items, and further offset by increases in working capital. For fiscal 2005, cash used in operations was the result of the net loss, adjusted for depreciation, amortization, notes receivable reserves and other non-cash charges, and net increases in working capital. For fiscal 2004, cash used in operations was the result of the net loss, adjusted for depreciation, amortization, notes receivable reserves and other non-cash charges, and net decreases in working capital.

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

Net cash provided by (used in) investing activities was approximately $140,000, $4,067,000, and ($7,168,000), for fiscal 2006, 2005, and 2004, respectively. The decrease from 2005 to 2006 is due primarily to changes related to the purchase and sale of short term investments as the Company no longer holds the investments. During 2006, the Company’s principal investments were in property and equipment. Investments in property and equipment were $786,000, $1.2 million, and $1.7 million for fiscal 2006, 2005, and 2004, respectively. The investments are generally made to upgrade and improve existing production equipment and processes. Investments in property and equipment for 2006 were more than offset by proceeds of approximately $1.2 million from the settlement of notes receivable of a former director.

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

Net cash provided by financing activities was approximately $2,795,000, $12,239,000, and $12,547,000 for fiscal 2006, 2005, and 2004, respectively. Cash provided by financing activities in 2006 resulted from the receipt of $2.9 million of proceeds from stock option exercises. In 2005, cash provided by financing activities resulted from the receipt of net proceeds of $13.4 million from a private placement of 4.1 million shares of the Company’s Common Stock and $130,000 received from the exercise of the stock options. During 2005, the Company used $1.2 million in cash generated from international operations to pay down (while retaining availability) the Company’s Swiss credit facility. In 2004, cash provided by financing activities resulted from the receipt of net proceeds of $11.6 million from a private placement of 2.0 million shares of the Company’s Common Stock and $829,000 received from the exercise of stock options.

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

•	Stock-Based Compensation. We account for the issuance of stock options to employees and directors in accordance with SFAS 123R and the issuance of stock options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services,” by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions.

•	Income Taxes. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

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

Financial Statements and the Report of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K/A in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K/A are certifications of STAAR’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Page F-3 of this Annual Report on Form 10-K/A sets forth the report of BDO Seidman, LLP, our independent registered public accounting firm, regarding its audit of STAAR’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the BDO Seidman, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-K/A. Based on that evaluation and the identification of the material weakness in internal controls over financial reporting described below, the CEO and the CFO concluded that, as of the end of the period covered by this Form 10-K/A, the Company’s disclosure controls and procedures were not effective.

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

BDO Seidman LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company contained in this report, has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on Page F-3 of this Annual Report on Form 10-K/A.

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

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended December 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Page

(1)	Financial statements required by Item 15 of this form are filed as a separate part of this report following Part IV:
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets at December 29, 2006 and at December 30, 2005	F-5
	Consolidated Statements of Operations for the years ended December 29, 2006, December 30, 2005, and December 31, 2004	F-6
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 29, 2006, December 30, 2005, and December 31, 2004	F-7
	Consolidated Statements of Cash Flows for the years ended December 29, 2006, December 30, 2005, and December 31, 2004	F-8
	Notes to Consolidated Financial Statements	F-9
(2)	Schedules required by Regulation S-X are filed as an exhibit to this report:
	I. Independent Registered Public Accounting Firm Report on Schedule	F-33
	II. Schedule II — Valuation and Qualifying Accounts and Reserves	F-34

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

By:	/s/ Barry G. Caldwell
Barry G. Caldwell
President and Chief Executive Officer
(principal executive officer)

Date: February 6, 2008

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
STAAR Surgical Company
Monrovia, CA

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and Subsidiaries (“the Company”) as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows (restated) for each of the three years in the period ended December 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STAAR Surgical Company and subsidiaries as of December 29, 2006 and December 30, 2005, and the consolidated results of their operations and their cash flows (restated) for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated statements of cash flows for each of the three years in the period ended December 29, 2006 have been restated for an error made in the Company’s method of translating foreign currency cash flows.

As more fully disclosed in Note 10 to the consolidated financial statements, effective December 31, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2007, except for Note 19 which is as of February 6, 2008 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ BDO Seidman, LLP

Los Angeles, California
March 29, 2007, except for Note 19
which is as of February 6, 2008

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management did not design and maintain controls over and in its German subsidiary sufficient to detect and prevent management override and fraud. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 29, 2007, except for Note 19 which is as of February 6, 2008 on those consolidated financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STAAR Surgical Company as of December 29, 2006 and December 30, 2005 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 29, 2006, and our report dated March 29, 2007, except for Note 19 which is as of February 6, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California
March 29, 2007, except for Note 19
which is as of February 6, 2008

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

	2006	2005	2004
	As Restated	As Restated	As Restated
	Note 19	Note 19	Note 19
	(In thousands)

Cash flows from operating activities:
Net loss	$(15,044)	$(11,175)	$(11,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,889	2,010	2,003
Amortization of intangibles	481	480	688
Loss on disposal of fixed assets	190	90	174
Equity in earnings of joint venture	(114)	(158)	191
Stock-based compensation expense	1,856	203	231
Common stock issued for services	—	77	60
Notes receivable reserve (reversal)	(331)	746	500
Deferred income taxes	179	—	—
Other	(44)	(81)	(95)
Minority interest	—	(22)	21
Changes in working capital:
Accounts receivable	(1,233)	807	(497)
Inventories	2,502	(450)	(2,058)
Prepaids, deposits and other current assets	(7)	170	(79)
Accounts payable	926	(1,155)	402
Other current liabilities	681	910	1,143

Net cash used in operating activities	(8,069)	(7,548)	(8,648)

Cash flows from investing activities:
Acquisition of property and equipment	(786)	(1,203)	(1,685)
Acquisition of patents and licenses	—	—	(16)
Purchase of short-term investments	(193)	(15,300)	(8,000)
Sale of short-term investments	43	20,425	2,875
Purchase of minority interest in subsidiary	—	—	(687)
Proceeds from notes receivable	1,181	130	330
Net change in other assets	(105)	15	(66)
Dividends received from joint venture	—	—	81

Net cash provided by (used in) investing activities	140	4,067	(7,168)

Cash flows from financing activities:
Net borrowings (payments) under notes payable and long-term debt	(95)	(1,265)	72
Proceeds from the exercise of stock options and warrants	2,890	130	829
Net proceeds from private placement	—	13,374	11,646

Net cash provided by financing activities	2,795	12,239	12,547

Effect of exchange rate changes on cash and cash equivalents	184	(237)	170

Increase (decrease) in cash and cash equivalents	(4,950)	8,521	(3,099)
Cash and cash equivalents, at beginning of year	12,708	4,187	7,286

Cash and cash equivalents, at end of year	$7,758	$12,708	$4,187

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

Note 19 — Restatement

After the issuance of the Company’s 2006 consolidated financial statements management determined that its method for translating foreign currency cash flows did not conform to paragraph 25 of Statement of Financial Accounting Standard No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 95 requires an enterprise with foreign operations to translate foreign currency cash flows in the reporting currency using the exchange rates in effect at the time of the each transaction, or if the result will be substantially the same, to use a weighted average of the exchange rates during the period. Previously, the Company has primarily used the exchange rate in effect at the end of the reporting period. In prior periods, the difference between the method applied by the Company and the methods prescribed by paragraph 25 of SFAS 95 would not have a significant effect on the Company’s reported cash flow. However, in recent periods foreign exchange has had a greater effect on the Company’s cash flows because the portion of the Company’s business represented by international operations has increased. As a result, management determined it was appropriate to restate the previously filed cash flow information.

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) the impact of the changes required by paragraph 25 of SFAS 95 has been applied retrospectively by adjusting all prior periods presented. The following tables summarize all consolidated statement of cash flow line items affected by the accounting change for the years ended December 29, 2006, December 30, 2005, and December 31, 2004:

For the year ended December 29, 2006 (in thousands):

	Effect of
	As Filed	SFAS 95	As Restated

Depreciation of property and equipment	$1,891	$(2)	$1,889
Loss on disposal of fixed assets	169	21	190
Stock-based compensation expense	1,841	15	1,856
Accounts receivable	(1,400)	167	(1,233)
Inventories	1,896	606	2,502
Prepaids, deposits and other current assets	(160)	153	(7)
Accounts payable	1,042	(116)	926
Other current liabilities	947	(266)	681
Acquisition of property and equipment	(779)	(7)	(786)
Net change in other assets	(107)	2	(105)
Net borrowings (payments) under notes payable and long-term debt	(81)	(14)	(95)
Effect of exchange rate changes on cash and cash equivalents	743	(559)	184

Total cash used in operating activities	(8,647)	578	(8,069)
Total cash provided by investing activities	145	(5)	140
Total cash provided by financing activities	$2,809	$(14)	$2,795

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 30, 2005 (in thousands):

	Effect of
	As Filed	SFAS 95	As Restated

Depreciation of property and equipment	$1,992	$18	$2,010
Loss on disposal of fixed assets	85	5	90
Accounts receivable	1,117	(310)	807
Inventories	270	(720)	(450)
Prepaids, deposits and other current assets	206	(36)	170
Accounts payable	(1,399)	244	(1,155)
Other current liabilities	683	227	910
Acquisition of property and equipment	(1,194)	(9)	(1,203)
Net change in other assets	16	(1)	15
Net borrowings (payments) under notes payable and long-term debt	(1,206)	(59)	(1,265)
Effect of exchange rate changes on cash and cash equivalents	(878)	641	(237)

Total cash used in operating activities	(6,976)	(572)	(7,548)
Total cash provided by investing activities	4,077	(10)	4,067
Total cash provided by financing activities	$12,298	$(59)	$12,239

For the year ended December 31, 2004 (in thousands):

	Effect of
	As Filed	SFAS 95	As Restated

Depreciation of property and equipment	$2,005	$(2)	$2,003
Loss on disposal of fixed assets	175	(1)	174
Accounts receivable	(542)	45	(497)
Inventories	(2,282)	224	(2,058)
Prepaids, deposits and other current assets	32	(111)	(79)
Accounts payable	769	(367)	402
Other current liabilities	775	368	1,143
Purchase of property and equipment	(1,705)	20	(1,685)
Purchase of minority interest in subsidiary	(768)	81	(687)
Net change in other assets	(91)	25	(66)
Effect of exchange rate changes on cash and cash equivalents	452	(282)	170

Total cash used in operating activities	(8,804)	156	(8,648)
Total cash used in investing activities	(7,294)	126	(7,168)
Total cash provided by financing activities	$12,547	$—	$12,547

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON SCHEDULE

To the Board of Directors
STAAR Surgical Company
Monrovia, CA

The audits referred to in our report dated March 29, 2007, except for Note 19 which is as of February 6, 2008, relating to the consolidated financial statements of STAAR Surgical Company and Subsidiaries, which is contained in Item 8 of this Form 10-K/A included the audit of Schedule II, Valuation and Qualifying Accounts and Reserves as of December 29, 2006, and for each of the three years in the period ended December 29, 2006. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

By:	/s/ BDO Seidman, LLP

Los Angeles, California
March 29, 2007, except for Note 19
which is as of February 6, 2008

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