Form 10-K
period 2007-12-28
STAAR SURGICAL CO
filed 2008-03-12
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $113,534,636 based on the closing price per share of $3.82 of the registrant’s Common Stock on that date.

The number of shares outstanding of the registrant’s Common Stock as of March 7, 2008 was 29,488,329.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

STAAR SURGICAL COMPANY

i

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

Item 1. Business

General

STAAR Surgical Company develops, manufactures and sells visual implants and other innovative ophthalmic products to improve or correct the vision of patients with cataracts and refractive conditions. We manufacture products in the U.S., Switzerland and Japan and distribute our products worldwide.

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

Cataract Surgery.  Most of our revenue is generated by manufacturing and selling foldable intraocular lenses, known as IOLs, and related products for cataract surgery. A foldable IOL is a prosthetic lens used to replace a cataract patient’s natural lens after it has been extracted in minimally invasive small incision cataract surgery. STAAR makes IOLs out of silicone and out of Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material. STAAR’s IOLs are available in both three-piece and one-piece designs. Over the years, we have expanded our range of products for use in cataract surgery to include the following:

•	The silicone Toric IOL, used in cataract surgery to reduce preexisting astigmatism;
•	The Preloaded Injector, a three-piece silicone or acrylic IOL preloaded into a single-use disposable injector;
•	STAARVISCTM II, a viscoelastic material which is used as a tissue protective lubricant and to maintain the shape of the eye during surgery;
•	Cruise Control, a disposable filter which allows for a faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi and peristaltic pump technologies.

We also sell other instruments, devices and equipment that we manufacture or that are manufactured by others in the ophthalmic industry. In general, these products complement STAAR’s proprietary product range and allow us to compete more effectively.

Refractive Surgery.  Manufacturing and selling lenses for refractive surgery is an increasingly important source of revenue for STAAR. We have used our proprietary biocompatible Collamer material to develop and manufacture implantable Collamer lenses, or ICLs. STAAR’s VISIANTM ICL and VISIANTM Toric ICL, or TICLTM, treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These disorders of vision affect a large proportion of the population. Unlike the IOL, which replaces a cataract patient’s cloudy lens, these products are designed to work with the patient’s natural lens to correct refractive disorders. The surgeon implants the foldable Visian lens through a tiny incision, generally under local anesthesia. STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006.

STAAR began selling the Visian TICL outside the U.S. in 2002. These products are sold in more than 40 countries. STAAR’s goal is to establish the position of the ICL and TICL throughout the world as one of the primary choices for refractive surgery.

Distribution.  STAAR’s wholly owned subsidiary, Domilens Vertrieb fuer medizinische Produkte GmbH (“Domilens”) is a leading distributor of ophthalmic products in Germany. Products sold by Domilens include implantable lenses, related surgical equipment, consumables and other supplies. Domilens sells custom surgical kits that incorporate a surgeon’s preferred supplies and consumables in a single ready-to-use package, and services phacoemulsification and other surgical equipment. In addition to distributing and servicing products of third party manufacturers, Domilens distributes STAAR’s refractive products, IOLs, and Preloaded Injectors.

Other Products

We have also developed the AquaFlowTM Collagen Glaucoma Drainage Device, as an alternative to current methods of treating open-angle glaucoma. The AquaFlow Device is implanted in the sclera (the white of the eye), using a minimally invasive procedure, for the purpose of reducing intraocular pressure.

Operations

STAAR has significant operations both within and outside the U.S. Revenue from activities outside the U.S. accounted for 67% of our total revenues in fiscal year 2007. With the acquisition of the remaining interests in our Japanese joint venture in early fiscal 2008, we expect this figure to reach approximately 70% in 2008. STAAR’s principal business units and their operations are as follows:

•	United States. STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California. The Monrovia manufacturing facility principally makes Collamer and silicone IOLs and injector systems for IOLs and ICLs. STAAR also manufactures the Collamer material in the U.S.
•	Switzerland. STAAR operates an administrative and manufacturing facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. The Nidau manufacturing facility makes all of STAAR’s ICLs and TICLs and also manufactures Collamer IOLs and the AquaFlow Device. STAAR Surgical AG handles distribution and other administrative affairs for Europe and other territories outside North America and Japan.
•	Japan. STAAR completed the acquisition of the remaining 50% interest in its joint venture Canon Staar, Co., Inc. on December 29, 2007, subsequent to the end of fiscal year 2007, following which the entity’s name was changed to STAAR Japan, Inc. (“STAAR Japan”). Through the new wholly owned subsidiary, STAAR Japan, STAAR operates an administrative facility in Tokyo, Japan and a manufacturing facility in Ichikawa City. All of STAAR’s preloaded injectors are manufactured at the Ichikawa City facility. STAAR Japan is also currently seeking approval from the Japanese regulatory authorities to market in Japan STAAR’s Visian ICL, Collamer IOL and AquaFlow Device.
•	Germany. Domilens, a wholly owned subsidiary of STAAR Surgical AG, operates its distribution business at facilities in Hamburg, Germany.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries. See “Item 1A. Risk Factors — The global nature of our business may result in fluctuations and declines in our sales and profits” and “ — The success of our international operations depends on our successfully managing our foreign subsidiaries.”

The Human Eye

The following discussion provides background information on the structure, function and some of the disorders of the human eye to enhance the reader’s understanding of our products described in this report. The human eye is a specialized sensory organ capable of receiving visual images and transmitting them to the visual center in the brain. Among the main parts of the eye are the cornea, the iris, the lens, the retina, and the trabecular meshwork. The cornea is the clear window in the front of the eye through which light first passes. The iris is a muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The lens is a clear structure located behind the iris that changes shape to focus light to the retina, located in the back of the eye. The retina is a layer of nerve tissue consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The posterior chamber of the eye, located behind the iris and in front of the natural lens, is filled with a watery fluid called the aqueous humor, while the portion of the eye behind the lens is filled with a jelly-like material called the vitreous humor. The trabecular meshwork, a drainage channel located between the iris and the surrounding white portion of the eye, maintains a normal pressure in the anterior chamber of the eye by draining excess aqueous humor.

The eye can be affected by common visual disorders, disease or trauma. The most prevalent ocular disorders or diseases are cataracts and glaucoma. Cataract formation is generally an age-related disorder that involves the hardening and loss of transparency of the natural crystalline lens, impairing visual acuity.

Refractive disorders, which are generally not age-related, include myopia, hyperopia, and astigmatism. A normal, well functioning eye receives images of objects at varying distances from the eye and focuses the images on the retina. Refractive errors occur when the eye’s natural optical system does not properly focus an image on the retina. Myopia, also known as nearsightedness, occurs when the eye’s lens focuses images in front of the retina. Hyperopia, or farsightedness, occurs when the eye’s lens focuses images behind the plane of the retina. Individuals with myopia or hyperopia may also have astigmatism. Astigmatism is blurred vision caused when an irregularly shaped cornea or, in some cases, a defect in the natural lens, produces a distorted image on the retina. Presbyopia is an age-related condition caused by the loss of elasticity of the natural crystalline lens, reducing the eye’s ability to accommodate or adjust its focus for varying distances.

History of STAAR

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

In 1996 STAAR began selling the ICL outside the U.S. Made of STAAR’s proprietary biocompatible Collamer lens material, the ICL is implanted behind the iris and in front of the patient’s natural lens to treat refractive errors such as myopia, hyperopia and astigmatism. The ICL received CE Marking in 1997, permitting sales in countries that require the European Union CE Mark, and it received FDA approval for the treatment of myopia in the U.S. in December 2005. The ICL is now sold in more than 40 countries and has been implanted in more than 80,000 eyes worldwide.

Other milestones in STAAR’s history include the following:

•	In 1998, STAAR introduced the Toric IOL, the first implantable lens approved for the treatment of preexisting astigmatism. Used in cataract surgery, the Toric IOL was STAAR’s first venture into the refractive market in the United States.
•	In 2000, STAAR introduced an IOL made of the Collamer material, making its clarity, refractive qualities, and biocompatibility available to cataract patients and their surgeons.
•	In 2002, STAAR commenced commercial sales of its Visian Toric ICL (“TICL”), which corrects both astigmatism and myopia, outside the U.S. In 2002 the TICL received CE Marking, allowing commercial sales in countries that require the European Union CE Mark. The TICL is not yet approved for commercial sale in the U.S.
•	In late 2003, STAAR Japan introduced the first preloaded IOL lens injector system in international markets. The Preloaded Injector offers surgeons improved convenience and reliability. The Preloaded Injector is not yet available in the U.S.
•	On December 22, 2005, the FDA approved the ICL for the treatment of myopia, making it the first small incision phakic implant commercially available in the United States.

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

Minimally Invasive Intraocular Lenses (IOLs) and Related Cataract Treatment Products.  We produce and market a line of foldable IOLs for use in minimally invasive cataract surgical procedures. Because they can be folded, our IOLs can be implanted into the eye through an incision less than 3mm in length, and for one model as small as 2 mm. Once inserted, the IOL unfolds naturally to replace the cataractous lens.

Currently, our foldable IOLs are manufactured from both our proprietary Collamer material and silicone. Both materials are offered in two differently configured styles: the single-piece plate haptic design and the three-piece design where the optic is combined with PolyimideTM loop haptics. The selection of one style over the other is primarily based on the preference of the ophthalmologist.

STAAR Japan introduced the first Preloaded Injector in international markets in late 2003. The Preloaded Injector is a silicone or acrylic IOL packaged and shipped in a pre-sterilized, disposable injector ready for use in cataract surgery. We believe the Preloaded Injector offers surgeons improved convenience and reliability. In 2006 STAAR Japan began selling in Japan an acrylic-lens-based Preloaded Injector employing a lens supplied by Nidek Inc., a Japanese ophthalmic company. Nidek also assembles and sells in Japan the acrylic Preloaded Injector under its own brand, using injector parts purchased from STAAR Japan. STAAR Japan’s agreement with Nidek provides for the sale of the acrylic Preloaded Injector in additional territories by mutual agreement of the two companies. The Preloaded Injector is not yet available for sale in the U.S.

We have developed and currently market globally the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for cataract patients who also have pre-existing astigmatism. The Toric IOL is the first refractive product we offered in the U.S.

Sales of IOLs accounted for approximately 39% of our total revenues for the 2007 fiscal year, 46% of total revenues for the 2006 fiscal year and 52% of total revenues for the 2005 fiscal year.

As part of our approach to providing complementary products for use in minimally invasive cataract surgery, we also market STAARVISC II, a viscoelastic material which is used as a protective lubricant and to maintain the shape of the eye during surgery, and Cruise Control, a single-use disposable filter which allows for a faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi and peristaltic pump technologies. We also sell other related instruments, devices, surgical packs and equipment that we manufacture or that are manufactured by others. Sales of other cataract products accounted for approximately 33% of our total revenues for the 2007 fiscal year, 31% of total revenues for the 2006 fiscal year and 36% of total revenues for the 2005 fiscal year.

Refractive Correction — Visian ICLTM (ICLs).  ICLs are implanted into the eye in order to correct refractive disorders such as myopia, hyperopia and astigmatism. Lenses of this type are generically called “phakic IOLs” or “phakic implants” because they work along with the patient’s natural lens, or phakos, rather than replacing it. The ICL is capable of correcting refractive errors over a diopter range.

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

The ICL for myopia was approved by the FDA for use in the United States on December 22, 2005. The ICL and TICL are approved in countries that require the European Union CE Mark, China, Canada, Korea and Singapore. Applications are pending in Australia and Japan, and the Company is working to obtain new approvals for the ICL and TICL in other countries. The Company submitted its application for U.S. approval of the TICL to the FDA in 2006.

The Hyperopic ICL is approved for use in countries that require the European Union CE Mark and in China and Canada.

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

Sales of ICLs (including TICLs) accounted for approximately 26% of our total revenues for the 2007 fiscal year, 22% of total revenues for the 2006 fiscal year and 10% of total revenues for the 2005 fiscal year.

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

During 2007 the Centers for Medicare and Medicaid Services (CMS) reduced reimbursement rates for certain implantable devices for treating glaucoma, including AquaFlow, which reduced the revenue generated by the product. Sales of AquaFlow devices accounted for approximately 1% of our total revenues in 2007, 1% of our total revenues in 2006, and 1% of our total revenues 2005.

German Distribution Business

Domilens, STAAR’s German subsidiary, is an ophthalmic distribution company. Domilens principally resells and services products manufactured by third parties, along with STAAR’s refractive products and Preloaded Injectors. Domilens reported sales of $23.7 million in fiscal year 2007, $21.1 million in fiscal year 2006 and $22.4 million in fiscal year 2005.

Domilens sells IOLs and other ophthalmic devices, sells and services phacoemulsification systems and other surgical equipment, and sells instruments, supplies and disposables. A significant part of Domilens business is the assembly of custom surgical kits that package a surgeon’s preferred supplies and disposables in convenient form for a single surgery. Domilens sells many of its third party products under its own private label.

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

Patents, Trademarks and Licenses

We strive to protect our investment in the research, development, manufacturing and marketing of our products through the use of patents, licenses, trademarks, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business. As of December 28, 2007, we owned approximately 190 United States and foreign patents and had approximately 41 patent applications pending.

We believe that our patents are important to our business. Of significant importance to the Company are the patents, licenses, and technology rights surrounding our Visian ICL and Collamer material. In 1996, we were granted an exclusive royalty-bearing license to manufacture, use, and sell ICLs in the United States, Europe, Latin America, Africa, and Asia and to manufacture the collagen copolymer lens material. In developing its proprietary biocompatible Collamer material STAAR developed and patented additional technology. STAAR has also enhanced the originally licensed ICL design through patented features designed to make it safer and more effective. The Collamer material is also used in certain of our IOLs. We have also acquired or applied for various patents and licenses related to our Aqua Flow Device, our phacoemulsification system, our insertion devices, and other technologies of the Company.

When we acquired the remaining 50% interests in STAAR Japan in early fiscal 2008, we also acquired a significant portfolio of patents granted or pending in Japan, the U.S. and other countries. These include numerous patents covering Preloaded Injector technology. Prior to the acquisition, Canon Staar held exclusive rights to these patents. STAAR expects that the newly acquired patents will enable it to better capitalize on the competitive advantage of STAAR Japan’s Preloaded Injector technology outside of Japan.

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

We distribute products directly to the physician or facility in the United States, Germany, Japan and Australia, and rely on local distributors in other countries. Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. In Germany, Japan and Australia, sales representatives are primarily employed directly by us. In the U.S., we generally rely on directly employed representatives to sell Visian ICL refractive products, while independent sales representatives sell our cataract products under the supervision of directly employed sales managers. STAAR significantly reorganized its U.S. sales force in 2007, and it is too early to determine whether the reorganized force will succeed in improving U.S. sales or further revisions will be needed.

Our internal marketing department develops the strategies to be employed by our agents, employees and distributors through the activities of our internal marketing department. The marketing department supports selling efforts by developing and providing promotional materials, educational courses, speakers’ programs, participation in trade shows and technical presentations.

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

We believe our primary competitors in the development and sale of products used to surgically correct cataracts, specifically foldable IOLs, include Alcon Laboratories (“Alcon”), Advanced Medical Optics (“AMO”), and Bausch & Lomb. According to a 2007 Market Scope report, Alcon holds 55% of the U.S. IOL market, followed by AMO with 26% and Bausch & Lomb with 13%. We hold approximately 4% of the U.S. IOL market. Our competitors have been established for longer periods of time than we have and have significantly greater resources than we have, including greater name recognition, larger sales operations, greater ability to finance research and development and proceedings for regulatory approval, and more developed regulatory compliance and quality control systems.

In the U.S. market, physicians prefer IOLs made out of acrylic. Acrylic IOLs currently account for a 72% share of the U.S. IOL market. We believe that we are positioned to compete effectively in the advanced material market segment with the Collamer IOL. We recently introduced an enhanced aspheric Collamer IOL and expect to introduce improved injectors in 2008 that we believe can strengthen our position and help reverse the decline in our overall IOL market share. Although the market for silicone IOLs, which currently account for 24% of the U.S. market, has declined in recent years, we believe they still provide an opportunity for us as we introduce improvements in silicone IOL technology and build market awareness of our Collamer IOLs and improved injection systems.

Our ICL faces significant competition in the marketplace from other products and procedures that improve or correct refractive conditions, such as corrective eyeglasses, external contact lenses, and conventional and laser refractive surgical procedures. These products and procedures are long established in the marketplace and familiar to patients in need of refractive correction. In particular, eyeglasses and external contact lenses are much cheaper in the short term and more easily obtained, because a prescription for the product is usually written following a routine eye examination in a doctor’s office, without admitting the patient to a hospital or surgery center.

We believe that the following providers of laser surgical procedures comprise our primary competition in the marketplace for patients seeking surgery to correct refractive conditions: Advanced Medical Optics (AMO), Alcon, Bausch & Lomb, and Nidek. All of these companies market Excimer lasers for corneal refractive surgery. Approval of custom ablation, along with the addition of wavefront technology, has increased awareness of corneal refractive surgery by patients and practitioners. In the phakic implant market, there are only two approved phakic IOLs available in the U.S., our VisianTM ICL and the AMO Verisyse. In international markets, our ICL’s main competition is the AMO Verisyse, which is also sold as the Ophtec Artisan IOL, although there are several other phakic IOLs, manufactured by various companies, which are also available.

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

Our IOLs, ICLs, and AquaFlow Devices are Class III devices, our surgical packs are Class II devices, and our lens injectors are Class I devices. We have received FDA pre-market approval for our IOLs, the ICL for the treatment of myopia, and AquaFlow Device and 510(k) clearance for our lens injectors.

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

As of June 1998, the member countries of the European Union (the “Union”) require that all medical products sold within their borders carry a Conformite’ Europeane Mark (“CE Mark”). The CE Mark denotes that the applicable medical device has been found to be in compliance with the respective European Directives and associated guidelines concerning manufacturing and quality control, technical specifications and biological or chemical and clinical safety. The CE Mark supersedes all current medical device regulatory requirements for Union countries. We have obtained the CE Mark for all of our principal products including our ICL and TICL, IOLs and our AquaFlow Device.

FDA Review of STAAR’s Quality Systems

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

Between December 29, 2003 and July 5, 2005, STAAR received Warning Letters, Form 483 Inspectional Observations and other correspondence from the FDA indicating that the FDA deemed STAAR’s Monrovia, California facility to be violating the FDA’s Quality System Regulations and Medical Device Reporting regulations, warning of possible enforcement action and suspending approval of Class III medical devices to which the violations related. STAAR believes that it has resolved the issues giving rise to those agency actions to the satisfaction of the FDA staff. Nevertheless, STAAR believes that it has not yet fully overcome the reputational harm caused by the FDA’s past findings of compliance deficiencies, which may continue to present a challenge in increasing U.S. product sales. In the opinion of STAAR’s management, a recent warning letter from BIMO (discussed below) and the integrity hold placed on STAAR’s clinical activities by the Office of Device Evaluation, which concern STAAR’s oversight of clinical activities rather than it quality systems, have perpetuated the reputational harm resulting from the earlier FDA actions.

STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and its ability to demonstrate substantial compliance with FDA regulations. Accordingly, for the foreseeable future STAAR’s management expects its strategy to include devoting significant resources and attention to those efforts.

Recent Correspondence with FDA Regarding Clinical Oversight and TICL Approval

As noted above, STAAR’s activities as a sponsor of biomedical research are subject to review by the FDA’s BIMO branch. Following STAAR’s submission of a Pre-Market Approval application (PMA) supplement for the TICL to the FDA on April 28, 2006, BIMO conducted an inspection of STAAR’s clinical study procedures, practices, and documentation related to the TICL between February 15 and March 14, 2007. At the close of the inspection, STAAR received eight inspectional observations on Form 483, to which it responded on April 5, 2007. Notwithstanding the response, on June 26, 2007 the FDA’s BIMO branch issued a Warning Letter to STAAR noting four areas of noncompliance observed during the BIMO inspection. STAAR provided its written response to the Warning Letter to the FDA on July 31, 2007.

On August 3, 2007 STAAR received a letter from the FDA Office of Device Evaluation (“ODE”) notifying STAAR that the TICL application would be placed on integrity hold until STAAR completed specified actions to the satisfaction of the FDA. Noting the same deficiencies cited in the June 26, 2007 Warning Letter from the BIMO Branch, and other deficiencies noted in an audit of a clinical study site, ODE requested that STAAR engage an independent third party auditor to conduct an audit of patient records along with a clinical systems audit to ensure accuracy and completeness of data before resubmitting the application.

The third party auditor completed the second phase of the work required by ODE, which involved a 100% data inspection at the seven clinical sites, during February 2008. The third party auditor expects to begin the third phase of its inspection, specifically an inspection of STAAR’s clinical systems and data on March 17, 2008. Following that, the third party auditor will undertake any necessary amendments to clinical data, assess STAAR’s clinical quality systems and perform any necessary follow-up actions necessary to confirm the scientific validity of the TICL clinical data through the process outlined by the FDA. The third party auditor will conduct the audit under the oversight of the FDA and STAAR’s communications with the third party auditors will be limited until the project is complete. While STAAR believes these actions, if successful, should resolve the issues raised in the recent Warning Letter and enable STAAR to resubmit the TICL application in an approvable form, STAAR cannot assure investors that the results of the third party audit or STAAR’s corrective actions will be satisfactory, that ODE will grant approval to the TICL, or that the scope of requested TICL approval, if granted, would not be limited by the FDA.

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

Acquisition of Remaining Interests in Japanese Joint Venture

Early in fiscal year 2008 STAAR completed the acquisition of the remaining interests in its Japan-based joint venture, Canon Staar Co., Inc. (“Canon Staar”), which manufactures the Preloaded Injector. Canon, Inc. and its affiliated marketing company, Canon Marketing Japan Inc. (“CMJ”) collectively owned 50% of Canon Staar prior to the closing of the acquisition on December 29, 2007, and STAAR owned the other 50%. Following the acquisition, Canon Staar became a wholly owned subsidiary of STAAR operating under the name “STAAR Japan, Inc.” The acquisition closed in accordance with a Share Purchase Agreement, which STAAR, Canon Inc. and CMJ had entered into on October 25, 2007.

Total consideration STAAR paid to Canon Inc. and CMJ (collectively referred to as the “Canon companies” in this Report) consisted of $4 million in cash and the issuance of 1.7 million shares of Series A Convertible Preferred Stock (“Preferred Stock”). STAAR received in return all of the Canon companies’ shares of Canon Staar. Each share of the Preferred Stock issued to the Canon companies is convertible for five years at the option of the holder into one share of STAAR’s common stock, and will automatically convert after five years into one share of STAAR’s common stock. The holders of the Preferred Stock may redeem their shares at their option at a price of $4.00 per share (plus accrued or declared but unpaid dividends) (“Redemption Price”) on the occurrence of a change in control or liquidation of STAAR or at any time after the third anniversary of the issuance date. STAAR can call the Preferred Stock at the redemption price after the first anniversary of the issuance date.

Canon Staar was created in 1988 pursuant to a Joint Venture Agreement between STAAR and the Canon companies for the principal purpose of designing, manufacturing, and selling in Japan intraocular lenses and other ophthalmic products. It recorded worldwide sales of $8.1 million in fiscal year 2007. In addition to the business of manufacturing the Preloaded Injector, STAAR Japan is also seeking approval from the Japanese regulatory authorities to market in Japan STAAR's Visian ICL and TICL, Collamer IOL and AquaFlow Device. Prior to the closing of the acquisition in fiscal 2007, STAAR has reported its interest in the joint venture under the equity method and did not consolidate Canon Staar’s income, cash flow or balance sheet data with STAAR. STAAR Japan’s results will be consolidated into STAAR financial statements beginning with the first fiscal quarter of 2008.

The general manager of Canon Staar for most of its history, Isamu Kamijo, agreed to continue serving in this capacity and joined STAAR Japan, Inc. as its President after the closing. He had previously been an employee of Canon Marketing Japan serving at Canon Staar under a secondment arrangement.

Under the agreements governing the joint venture, CMJ had been the exclusive distributor of Canon Staar products in Japan. At the closing STAAR Japan assumed CMJ’s IOL distribution business and purchased the remaining inventory of Canon Staar products held by CMJ. Customers lists and consignment inventories were transferred to STAAR Japan and the sales staff employed by CMJ in its IOL distribution business have been seconded to STAAR Japan for a period of one year, after which they will have the choice of returning to CMJ or remaining at STAAR Japan.

As a result of the acquisition, STAAR acquired a portfolio of 33 patents filed in Japan, the U.S. and elsewhere in the world. These patents, which include claims related to the Preloaded Injector, had previously been held exclusively by the joint venture.

Research and Development

We are focused on furthering technological advancements in the ophthalmic products industry through the development of innovative ophthalmic products and materials and related surgical techniques. We maintain an active internal research and development program which also includes clinical activities and regulatory affairs and is comprised of 24 employees. In order to achieve our business objectives, we will continue the investment in research and development.

During 2007, research and development at STAAR resulted in the introduction of aspheric and square-edged models of STAAR’s three-piece Collamer IOL and three-piece silicone IOL. During 2007, STAAR also completed joint development of the nanoPointTM injector with the Swiss company Medicel AG. The nanoPoint injector delivers STAAR’s Collamer plate IOL through an incision as small as 2.2mm and is planned to be launched in the second quarter of 2008.

STAAR Japan’s research and development department has been a leader in injector technology, enabling that company to introduce the first Preloaded Injector in international markets in late 2003. Following STAAR’s acquisition of the remaining 50% interest in STAAR Japan in early fiscal 2008, STAAR’s research and development staff has been working more closely with STAAR Japan, which is expected to accelerate STAAR’s efforts to improve its injector technology and bring preloaded technology to more markets.

During 2008 we expect to continue to focus our research and development efforts on the following areas:

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

Research and development expenses were approximately $6,711,000, $7,080,000, and $5,573,000 for our 2007, 2006 and 2005 fiscal years, respectively. STAAR expects to invest a similar amount for research and development in 2008.

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

Principal Subsidiaries

As of March 7, 2008, the Company’s principal subsidiaries were STAAR Surgical AG, STAAR Japan, Inc. and Domilens Vertrieb fuer medizinische Produkte GmbH. The activities of each are described above. STAAR owns 100% of each of these subsidiaries.

Employees

As of March 7, 2008, we employed approximately 408 persons.

Code of Ethics

STAAR has adopted a Code of Ethics that applies to all of its directors, officers, and employees. The Code of Ethics is posted on the Company’s website, www.staar.com — Investor Relations: Corporate Governance.

Additional Information

We make available free of charge through our website, www.staar.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

We have reported losses in each of the last several fiscal years and have an accumulated deficit of $102.7 million as of December 28, 2007. There can be no assurance that we will report net income in any future period.

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

We have accumulated approximately $107.7 million of tax loss carryforwards as of December 28, 2007 to be used in future periods if we become profitable. If we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of these tax loss carryforwards even if we become profitable and these tax loss carryforwards will begin to expire between 2020 and 2026.

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

On June 26, 2007 STAAR received a Warning Letter from the FDA citing four areas of noncompliance noted by the FDA’s Bioresearch Monitoring branch during its inspection of STAAR’s clinical study procedures, practices, and documentation related to the TICL. STAAR provided its written response to the Warning Letter to the FDA on July 31, 2007. If the FDA does not find the Company’s response adequate, further administrative action could follow, including actions that could restrict STAAR as a sponsor of clinical investigations or preclude approval of the application for approval of the TICL. The deficiencies cited in the Warning Letter have also been cited by the Office of Device Evaluation in a letter placing an integrity hold on the TICL application. While BIMO’s oversight covers clinical research, rather than the manufacturing, quality and device reporting issues that have been STAAR’s greatest focus in its recent compliance initiatives, STAAR believes that the negative publicity from the BIMO observations and Warning Letter has made it more difficult for STAAR to overcome the harm to its reputation resulting from past FDA proceedings.

STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and its compliance with FDA regulations. Accordingly, for the foreseeable future STAAR’s management expects its strategy to include devoting significant resources and attention to those efforts. STAAR cannot ensure that its efforts will be successful. Any failure to demonstrate substantial compliance with FDA regulations can result in enforcement actions that terminate, suspend or severely restrict our ability to continue manufacturing and selling medical devices. Please see the related risks discussed under the headings “We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products” and “We are subject to federal and stateregulatory investigations.”

Our primary strategy to restore profitability has been to penetrate the U.S. refractive market, but we have not sustained growth in that market.

While products to treat cataracts continue to account for the majority of our revenue, we believe that increased income generated by sales of our Visian ICL refractive products, especially in the U.S., presents a an opportunity for a return to profitability. Because the ICL offers superior visual outcomes for many patients seeking refractive surgery, STAAR believes a significant potential market for ICL exists in the U.S. However, since approval in December 2005, U.S. ICL sales have not reached expected levels, and during fiscal year 2007 did not show growth over 2006. STAAR’s principal competition for refractive patients comes from laser-based procedures such as LASIK, which are widely available in the U.S., better known and usually less expensive than ICL. In 2007 STAAR reorganized its U.S. sales force in order to more effectively overcome these challenges, but cannot yet determine if these efforts will yield significant growth in ICL sales. STAAR has limited resources to promote or advertise the ICL among consumers. Failure to successfully market the ICL in the U.S. will delay and may prevent growth and profitability.

FDA Approval of the Toric ICL, which could have a significant U.S. market, may be significantly delayed.

Part of STAAR’s strategy to increase U.S. sales of refractive products has been a plan to introduce the Toric ICL, or TICL, a variant of the ICL that corrects both astigmatism and myopia in a single lens and that is marketed outside the U.S. STAAR believes the TICL also has a significant potential market in the U.S. and could accelerate growth of the overall refractive product line. STAAR submitted a premarket approval application (PMA) supplement for the TICL to the FDA on April 28, 2006, and received comments from the Office of Device Evaluation (ODE) on November 20, 2006 requesting that STAAR amend parts of the submission. On August 3, 2007 STAAR received a letter from ODE notifying STAAR that the TICL application would be placed on integrity hold until STAAR completed specified actions to the satisfaction of the FDA, including engaging an independent third party auditor to conduct a 100% data audit of patient records along with a clinical systems audit to ensure accuracy and completeness of data before submitting amendments to the application for the FDA’s review. Satisfying the requirements in the August 3, 2007 letter will likely delay any approval of the TICL. STAAR has engaged an independent auditor in order to satisfy the requirements of the August 3 letter. An independent audit will delay the approval of the TICL and STAAR cannot ensure that the auditor will ultimately be able to establish to the satisfaction of the FDA the accuracy and completeness of data supporting the TICL Application. If STAAR is required to conduct additional clinical studies, significant further delays and costs would likely result.

Our core domestic business has suffered declining sales.

The foldable silicone IOL was once our largest source of sales. Since we introduced the product, however, competitors have introduced IOLs employing a variety of designs and materials. Over the years these products have taken an increasing share of the IOL market, while the market share for STAAR silicone IOLs has decreased. In particular, many surgeons now choose lenses made of acrylic material rather than silicone for their typical patients. In addition, our competitors have begun to offer multifocal or accommodating lenses that claim to reduce the need for cataract patients to use reading glasses; the market for these “presbyopic” lenses is expected to grow as a segment of the cataract market. Our competitors also introduced IOLs with advanced aspheric optics earlier than STAAR. During fiscal year 2007 STAAR’s U.S. cataract sales declined 16% over the comparable period of the prior year. Our newer line of IOLs made of our proprietary biocompatible Collamer material, and our newly introduced aspheric lenses, while intended to reverse the trend of declining domestic cataract product sales, may not permit us to recover the market share lost over the last several years.

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

We have lost sales in the U.S. as the result of the restructuring of our sales force and the discontinuation of arrangements with independent regional manufacturers’ representatives.

In August 2007 STAAR began a comprehensive restructuring of its U.S. sales model and moved away from its historical reliance on independent regional manufacturers’ representatives to promote sales of its products. This coincides with STAAR’s election not to renew its last two long-term contracts with regional manufacturer’s representatives, which covered the southwestern and southeastern U.S. and expired on July 31, 2007. To supplement this former structure STAAR has organized a direct sales force to sell its Visian ICL refractive products, and a mixed direct/independent sales force to sell cataract products. While STAAR intends through these changes to increase sales in the long term through greater control and specialization, the changes disrupted ordinary selling efforts in a substantial portion of the U.S. in the latter half of 2007. Management believes this disruption contributed to declining cataract sales and lack of ICL sales growth during the period. It is too early to determine whether the restructured sales force will function as expected, recapture lost sales or yield long-term improvement as hoped. If our restructured sales force does not perform as anticipated we may suffer continued poor performance in U.S. sales and further harm to our business and financial condition.

Product recalls have been costly and may be so in the future.

Medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. From time to time defects or technical flaws in our products may not come to light until after the products are sold or consigned. In those circumstances, we have voluntarily recalled our products. Similar recalls could take place again. We may also be subject to recalls initiated by manufacturers of products we distribute. Courts or regulators can also impose mandatory recalls on us, even if we believe our products are safe and effective. Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, and the damage to our reputation, could cause professionals to discontinue using our products.

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

Our products are sold in approximately 50 countries. Sales from international operations make up a significant portion of our total sales. For the fiscal year ended December 28, 2007 sales from international operations were 67% of our total sales. International sales will most likely represent an even larger share of overall sales due to our acquisition of all remaining interests of the Canon companies in Canon Staar in early fiscal 2008. The results of operations and the financial position of certain of our offshore operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our sales are received. Our most significant currency exposures are to the Euro, the Swiss Franc, the Australian dollar, and beginning in 2008, the Japanese Yen. The exchange rates between these and other local currencies and the U.S. dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions.

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

We conduct most of our international business through wholly owned subsidiaries. Managing distant subsidiaries and fully integrating them into STAAR’s business is challenging. While STAAR seeks to integrate its foreign subsidiaries fully into its operations, direct supervision of every aspect of their operations is impossible, and as a result STAAR relies on its local managers and staff. Cultural factors, language differences and the local legal climate can result in misunderstandings among internationally dispersed personnel, and increase the risk of failing to meet U.S. and foreign legal requirements, including with respect to the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act. These risks have increased now that we have completed the acquisition of our Japanese joint venture and made STAAR Japan, Inc. a wholly owned subsidiary. The risk that unauthorized conduct may go undetected will always be greater in foreign subsidiaries.

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

Our manufacturing, research and development practices involve the use of hazardous materials. We are subject to federal, state and local laws and regulations in the various jurisdictions in which we have operations governing the use, manufacturing, storage, handling and disposal of these materials and certain waste products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. Remedial environmental actions could require us to incur substantial unexpected costs, which would materially and adversely affect our results of operations. If we were involved in an environmental accident or found to be in substantial non-compliance with applicable environmental laws, we could be held liable for damages or penalized with fines.

We risk losses through litigation.

From time to time we are party to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, claims of product liability. During 2007 we were also sued by two former Regional Manufacturers’ Representatives, who claimed $48 million and $32 million respectively for damages arising from interference with contracts and interference with prospective economic advantage. While we believe that these suits are without merit, and while we do not believe that any of the other claims known to us is likely to have a material adverse effect on our financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm or expense. Even if we are successful in litigation, defending or prosecuting a claim involves significant expense.

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

We face the challenge of successfully integrating our new Japanese subsidiary.

In early fiscal 2008 STAAR completed a Share Purchase Agreement with Canon Inc. and Canon Marketing Japan Inc. to acquire all of the Canon companies’ interests in the joint venture Canon Staar Co., Inc. The joint venture company is now a wholly owned subsidiary of STAAR and has been renamed STAAR Japan, Inc. The intended benefits of the transaction are subject to numerous risks and uncertainties, including the following:

•	the risk that STAAR may not successfully integrate the former Canon Staar business or its employees into its overall business,
•	the risk that key employees of STAAR Japan may leave,
•	the risk that removal of the Canon name from STAAR Japan and its products may reduce its goodwill or the acceptance of its products,
•	the risk that STAAR Japan may not sustain current or prior sales levels or achieve projected levels,
•	the risk that STAAR's limited access to information has limited its ability to accurately assess the projections of management of STAAR Japan, Inc.,
•	the risk that Japanese regulators may not approve the sale of the ICL or Collamer IOLs,
•	the risk of operating a foreign subsidiary with limited direct oversight, the risk that applying U.S. accounting standards and controls and procedures over financial reporting may be more difficult, more expensive or more time-consuming than anticipated,
•	STAAR's reliance on the completeness and accuracy of information provided during its investigation of the STAAR Japan, Inc. business, and
•	the risk that STAAR Japan may find financing for its operations or for additional working capital purposes difficult to obtain on reasonable terms, if at all.

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

We depend on the continuing operation of our manufacturing facilities in California, Japan and Switzerland, which have little redundancy or overlap among their activities. Our facilities are subject to catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters. Our California and Japanese facilities are in areas where earthquakes could cause catastrophic loss. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Our insurance for property damage and business interruption may not be sufficient to cover any particular loss, and we do not carry insurance or reserve funds for interruptions or potential losses arising from earthquakes or terrorism.

Most of our products have single-site manufacturing approvals, exposing us to risks of business interruption.

We manufacture all of our products at our facilities in California or at our facility in Switzerland. Most of our products are approved for manufacturing only at one of these sites. Before we can use a second manufacturing site for an implantable device we must obtain the approval of regulatory authorities. Because this process is expensive we have generally not sought approvals needed to manufacture at an additional site. If a natural disaster, fire, or other serious business interruption struck one of our manufacturing facilities, it could take a significant amount of time to validate a second site and replace lost product. We could lose customers to competitors, thereby reducing sales, profitability and market share.

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

We spent 11% of our sales on research and development during the fiscal year ended December 28, 2007, and we expect to spend approximately 10% of our sales for this purpose in future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. Any of the products currently under development may fail to become commercially successful.

Changes in reimbursement for our products by third-party payors could reduce sales of our products or make them less profitable.

Many of our products, in particular IOLs and products related to the treatment of glaucoma, are used in procedures that are typically covered by health insurance, HMO plans, Medicare, Medicaid, or other governmental sponsored programs in the U.S. and Europe. Third party payors in both government and the private sector continue to seek to manage costs by restricting the types of procedures they reimburse to those viewed as most cost-effective and by capping or reducing reimbursement rates. Whether they limit reimbursement prices for our products or limit the surgical fees for a procedure that uses our products, these policies can reduce the sales volume of our reimbursed products, their selling prices or both. For example, the Centers for Medicaid and Medicare have recently reduced the reimbursement rate for glaucoma procedures such as the implantation of our Aqua Flow Device. In some countries government insurers have sought to control costs by limiting the total number of procedures they will reimburse. The U.S. Congress has considered legislative proposals that would significantly change the system of public and private health care reimbursement, and will likely consider such changes again in the future. We are not able to predict whether new legislation or changes in regulations will take effect at the state or federal level, but if enacted these changes could significantly and adversely affect our business.

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

Investigations and allegations, whether or not they lead to enforcement action or litigation, can materially harm our business and our reputation.

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

STAAR maintains a hotline for employees to report any violation of laws, regulations or company policies anonymously, which is intended to permit STAAR to identify and remedy improper conduct. Nevertheless, present or former employees may elect to bring complaints including to regulators and enforcement agencies. The relevant agency will generally be obligated to investigate such complaints to assess their validity and obtain evidence of any violation that may have occurred. In response to reports that its policies or applicable laws or regulations have been violated, STAAR may find it necessary to conduct its own intense investigations, which may be extensive. Even without a finding of misconduct, negative publicity about investigations or allegations of misconduct could harm our reputation with professionals and the market for our common stock. Responding to investigations or conducting internal investigations can be costly, time-consuming and disruptive to our business.

We depend on proprietary technologies, but may not be able to protect our intellectual property rights adequately.

We rely on patents, trademarks, trade secrecy laws, contractual provisions and confidentiality procedures and copyright laws to protect the proprietary aspects of our technology. These legal measures afford limited protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information. Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. Any of our pending patent applications may fail to result in an issued patent or fail to provide meaningful protection against competitors or competitive technologies. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense, may reduce our profits and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that the validity and breadth of claims covered by patents in our industry may involve complex legal issues that are open to dispute. Any litigation or claims against us, whether or not successful, could result in substantial costs and harm our reputation. Intellectual property litigation or claims could force us to do one or more of the following:

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

Our charter documents could delay or prevent an acquisition or sale of our company.

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

Our stock price has fluctuated widely, ranging from $2.17 to $7.32 during the year ended December 28, 2007. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our operations are conducted in leased facilities throughout the world. Our executive offices, manufacturing, warehouse and distribution, and primary research facilities are located in Monrovia, California. STAAR Surgical AG maintains office, manufacturing, and warehouse and distribution facilities in Nidau, Switzerland. The Company has one additional facility in Aliso Viejo, California for raw material production and research and development activities. STAAR Japan maintains executive offices and distribution facilities in Tokyo, Japan and a manufacturing and R&D facility in Ichikawa City, Japan. The Company leases additional sales and distribution facilities in Germany and Australia. We believe our manufacturing facilities in the U.S. and Switzerland are suitable and adequate for our current and future planned requirements. The Company could increase capacity by adding additional shifts at our existing facilities. However, the Company is at capacity in the U.S. and Switzerland in the area of administration. The Company would require additional space to support growth in those areas, although this is not anticipated for 2008.

Item 3. Legal Proceedings

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

On December 7, 2007 STAAR filed a general denial of the Parallax and Moody claims along with cross-complaints against Parallax and Moody for breach of contract. Among the facts STAAR relies on in opposing the Parallax and Moody complaints are documents and sworn testimony provided by the plaintiffs in early discovery pursuant to the California Code of Civil Procedure. This evidence included admissions that directly contradict certain of their claims and confirmed STAAR’s assessment that the plaintiffs could provide no evidence to support their claims for damages. As a result, STAAR has been advised that not only are the plaintiffs’ claims without merit, but that the plaintiffs could not reasonably and in good faith pursue certain of their claims and the asserted amounts of damages. Accordingly STAAR has demanded that the plaintiffs withdraw these claims and assertions pursuant to Section 128.7 of the California Civil Code, which is modeled on Rule 11 of the Federal Code of Civil Procedure. In early discovery Parallax and Moody also provided evidence and sworn testimony indicating serious breaches of contract during the terms of their RMR agreements, which STAAR believes harmed its business. This is among the evidence on which STAAR will rely in prosecuting its cross-complaints.

STAAR believes that the Parallax and Moody claims are without merit. It also believes that its cross complaints are well founded and that it may be able to recover a portion of its legal fees and expenses on certain legal bases, including the plaintiffs’ failure to promptly withdraw claims that are found to have been asserted in bad faith. Nevertheless, the outcome of litigation is never certain and the possibility that the plaintiffs will recover under their claims cannot be eliminated at this time. STAAR has not reserved funds against a negative outcome in the lawsuits. However, an unexpected negative outcome in these cases or litigation costs that are much greater than anticipated could result in material harm to STAAR’s business.

The disclosure of the Moody and Parallax lawsuits in this Item 3 of Part I of STAAR’s Annual Report on Form 10-K is not intended to imply that these lawsuits, either individually or in aggregate, are material to STAAR.

From time to time the Company is subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. STAAR maintains insurance coverage for product liability claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 28, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq Global Market under the symbol “STAA.” The following table sets forth the reported high and low bid prices of the Common Stock as reported by Nasdaq for the calendar periods indicated:

Period	High	Low
2007
Fourth Quarter	$3.650	$2.170
Third Quarter	4.000	2.750
Second Quarter	6.150	3.780
First Quarter	7.320	5.300
2006
Fourth Quarter	$8.640	$6.400
Third Quarter	7.800	6.310
Second Quarter	9.500	7.210
First Quarter	9.530	6.630

On March 7, 2008, the closing price of the Company’s Common Stock was $2.14. Stockholders are urged to obtain current market quotations for the Common Stock.

As of March 7, 2008, there were approximately 537 record holders of our Common Stock.

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

As of March 7, 2008, options to purchase 2,429,868 shares of Common Stock were exercisable.

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

Comparison of Five-Year Cumulative Total Returns

CRSP Total Returns Index for:	01/2003	01/2004	12/2004	12/2005	12/2006	12/2007
STAAR SURGICAL CO	100.0	264.8	149.3	188.1	166.9	61.9
Nasdaq Stock Market (US & Foreign)	100.0	145.6	158.0	161.6	178.2	198.7
NASDAQ Stocks (SIC 3840 — 3849 US + Foreign) Surgical, Medical, and Dental Instruments and Supplies	100.0	146.6	171.3	188.1	198.3	252.9

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.0 on 1/3/2003.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended December 28, 2007, December 29, 2006, December 30, 2005, December 31, 2004 and January 2, 2004. The selected consolidated statement of operations data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at December 28, 2007 and December 29, 2006, are derived from our consolidated financial statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as indicated in their report included in this Annual Report. The selected consolidated statement of operations data set forth below for each of the two fiscal years in the periods ended December 31, 2004 and January 2, 2004, and the consolidated balance sheet data set forth below at December 30, 2005, December 31, 2004 and January 2, 2004 are derived from audited consolidated financial statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, and the Notes thereto, included in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004
	(In Thousands Except Per Share Data)
Statement of Operations
Net sales	$59,363	$56,951	$51,303	$51,685	$50,409
Royalty and other income	—	—	—	—	49
Total revenues	59,363	56,951	51,303	51,685	50,458
Cost of sales	30,097	30,801	27,517	25,542	22,621
Gross profit	29,266	26,150	23,786	26,143	27,837
Selling, general and administrative expenses
General and administrative	12,951	10,891	9,727	9,253	9,343
Marketing and selling	23,723	22,112	18,552	20,302	19,509
Research and development	6,711	7,080	5,573	6,246	5,120
Notes receivable reserves (reversals)/other charges	—	(331)	746	500	390
Total selling, general and administrative expenses	43,385	39,752	34,598	36,301	34,362
Operating loss	(14,119)	(13,602)	(10,812)	(10,158)	(6,525)
Total other (expense) income, net	(1,037)	95	854	(88)	(637)
Loss before income taxes and minority interest	(15,156)	(13,507)	(9,958)	(10,246)	(7,162)
Income tax provision	843	1,537	1,239	1,057	1,127
Minority interest	—	—	(22)	29	68
Net loss	$(15,999)	$(15,044)	$(11,175)	$(11,332)	$(8,357)
Basic and diluted net loss per share	$(0.57)	$(0.60)	$(0.47)	$(0.58)	$(0.47)
Weighted average number of basic and diluted shares	28,121	25,227	23,704	19,602	17,704
Balance Sheet Data
Working capital	$21,006	$14,363	$22,735	$19,103	$15,883
Total assets	54,179	47,770	52,755	51,973	47,376
Notes payable	4,166	1,802	1,676	3,004	2,950
Stockholders’ equity	36,225	31,760	40,366	37,840	35,219

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

Overview

Strategy

STAAR is currently focusing on the following four strategic goals:

•	improving cash flow;
•	increasing U.S. sales by reversing the decline in cataract sales and improving the growth of refractive sales;
•	successfully integrating STAAR Japan; and
•	maintaining and expanding international growth rates.

Improve cash flow.  In fiscal year 2007, STAAR used $11.4 million of cash in operations. STAAR’s use of cash principally results from net losses in U.S. operations. STAAR’s international operations have generally generated cash or been cash flow neutral in recent periods. STAAR implemented cost cutting measures in the third fiscal quarter of 2007 and the first fiscal quarter of 2008, including targeted reductions in the U.S. workforce. The effects of these efforts is expected to be a reduction of approximately $3.5 million from the 2007 spending levels in the U.S.

Beginning in December 2007, STAAR began a process to closely rationalize and evaluate its spending levels. This evaluation has identified opportunities that STAAR expects to yield approximately $3.5 million in annualized cost savings. These initiatives include streamlining STAAR’s U.S. organization by reducing spending levels in all areas of the business, renegotiating or eliminating certain obligations, and eliminating all executive bonus opportunities until STAAR shows positive trends toward achieving profitability. STAAR has organized a task force comprised of senior management to identify and implement during 2008 an additional $2 million to $3 million in global cost reduction initiatives.

Because of the higher margins resulting from Visian ICL sales, STAAR had previously expected that following the Visian ICL introduction increased U.S. refractive sales would relatively quickly lead to positive aggregate cash flow. However, slower than expected growth in Visian ICL sales, along with continued erosion in U.S. cataract sales, have prolonged negative cash flow in the U.S. STAAR now believes that reducing its use of cash in the U.S. depends on further reductions in its cost structure as well as the reversal of recent sales trends. STAAR believes that cataract product introductions made and anticipated in 2007 and 2008 will provide an opportunity for STAAR to rationalize its cataract product offering by focusing on higher value products and reducing or eliminating costs associated with lesser value products.

While significant reductions in costs are possible, achieving positive cash flow while investing in the cataract business will also require increased revenue through U.S. sales performance of cataract products. If new cataract product introductions by STAAR do not generate significant additional revenues, STAAR may be required to more significantly scale down its U.S. operations.

Increase U.S. sales by reversing the decline in cataract sales and improving the growth of refractive sales.  In fiscal year 2007 STAAR experienced a flat rate of growth in U.S. refractive sales and a decrease of 16% in U.S. cataract sales over fiscal year 2006. STAAR has significantly modified its U.S. selling strategy to reverse these trends.

Refractive sales.  Because the ICL’s design has advantages over other refractive procedures for many patients and its proprietary nature permits STAAR to maintain its profit margin, STAAR’s management believes that increased sales of the Visian ICL are the key to the Company’s return to profitability. Notwithstanding strong and sustained growth internationally, U.S. market growth is considered essential because of the size of the U.S. refractive surgery market and the perceived leadership of the U.S. in adopting innovative medical technologies.

The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005. The U.S. rollout of the product began in the first quarter of 2006. STAAR recognized $4.1 million of U.S. sales revenue from ICLs during the fiscal year ended December 28, 2007. ICL sales in the U.S., while profitable, did not grow in 2007 beyond the level reached in the first year of introduction.

STAAR’s management believes that the following factors were the most important causes of lower than expected U.S. refractive growth in 2007:

•	Disruption resulting from STAAR’s reorganization of its U.S. sales force and its decision not to renew its two remaining contracts with regional manufacturer’s representatives affected refractive as well as cataract sales. In the refractive area, STAAR believes that this disruption resulted in fewer calls on newly certified Visian ICL surgeons to encourage further ICL purchases and to assist them in integrating the Visian ICL procedure in their practices.
•	Other newly introduced surgical products competed with the Visian ICL for the attention of surgeons seeking to add new, high value surgical products, in particular multifocal and accommodating IOLs.
•	Sales of instruments used for the Visian ICL procedure, which STAAR reports as refractive sales, declined as the rate at which new surgeons were certified leveled off.

STAAR makes the ICL available to selected surgeons only after completion of a training program that includes proctoring of selected supervised surgeries. STAAR believes that this carefully guided method of product release is essential to help ensure the consistent quality of patient outcomes and the high levels of patient satisfaction needed to establish wide acceptance of the ICL as a primary choice for refractive surgery.

As STAAR enters its third year of ICL marketing in the U.S., it is placing less emphasis on increasing its overall customer base and devoting more attention to identifying and supporting those practices that show potential for significant repeat business through a professional commitment to the ICL technology. STAAR will continue to provide training and proctoring to all qualified surgeons seeking certification in the ICL.

Because the refractive surgery market has been dominated by corneal laser-based techniques, STAAR faces special challenges in introducing an intraocular refractive implant. STAAR has developed a number of marketing tools and practice support programs to increase the use of the ICL and awareness of its advantages in refractive surgery centers throughout the U.S. and around the world.

In the U.S., STAAR previously depended on a primarily independent sales force to promote both cataract and refractive product sales. In regions where Regional Manufacturer’s Representatives (“RMRs”) had contracts giving them exclusive rights to represent the ICL, STAAR had to rely on the independent representatives to implement the marketing of the ICL. To support the promotion of ICL sales in these regions, STAAR developed marketing plans under which it assumed the responsibility of training surgeons through a staff of highly trained applications specialists who are direct employees of STAAR. Despite STAAR’s taking on the cost and administrative burden of this activity, STAAR was still obligated to pay commissions to the independent representatives on all sales generated in their regions. Beginning in 2006 STAAR also provided at its expense the services of refractive specialists who would assist interested surgeons in evaluating their practices and fully incorporating ICL into the spectrum of refractive treatments offered.

When STAAR restructured its U.S. sales force in the third quarter of 2007 it separated the primary cataract and refractive selling efforts. The refractive sales team was built around STAAR’s existing refractive sales employees and newly recruited employees, including some former independent sales representatives who had excelled at introducing and promoting our refractive products.

When it has been newly introduced in international markets, ICL sales have generally grown slowly but steadily. While the absence of growth in refractive sales in the U.S. in 2007 was not expected, STAAR believes that steady refractive sales growth will resume in 2008.

The changes to the refractive selling model implemented during the fourth quarter, appear to have contributed to growth in U.S. refractive sales experienced by STAAR during the first two months of 2008. Continuing this trend for the remainder of 2008 is a key goal of STAAR’s management team.

STAAR’s TICL corrects both myopia and astigmatism, and has been shown to be highly effective in treating individuals severely affected by these conditions. When STAAR has introduced the TICL in international markets it has generally experienced rapid growth, and the TICL may also lead to increased ICL sales by introducing more patients and physicians to the ICL technology. STAAR has applied for approval of the TICL in the U.S., but the FDA has suspended review of the application pending resolution of concerns regarding STAAR’s oversight of the TICL clinical study. This agency action is discussed above under the caption “ Business — Recent Correspondence with FDA Regarding Clinical Oversight and TICL Approval.” Based on experience in international markets, STAAR believes that U.S. sales of the ICL will increase even if TICL approval continues to be delayed. Nevertheless, STAAR believes that approval and introduction of the TICL would significantly enhance refractive sales in the U.S. Obtaining approval remains a part of STAAR’s long-term strategy.

Cataract Sales.  For several years STAAR has experienced a decline in U.S. market share of IOLs, and those sales declined 16% in 2007. Factors contributing to long term decline in U.S. cataract sales include the slow pace of cataract product improvement and enhancement during a period when we devoted most of our research and development resources to introducing the ICL and to resolving the regulatory and compliance issues raised by the FDA.

STAAR believes that during 2007 the historical trends leading to STAAR’s long-term decline in cataract sales were exacerbated by the following factors:

•	disruption resulting from STAAR’s election not to renew its last two contracts with regional manufacturer’s representative, which expired on July 31, 2007, and the resulting uncertainty affecting our independent sales force;
•	STAAR’s lag behind its competitors in the introduction of IOLs with advanced aspheric optics and
•	the entry of Alcon into the market for Toric IOLs.

STAAR elected not to renew the last two RMR contracts between STAAR and the RMRs, which covered the southwestern and southeastern U.S. and expired on July 31, 2007, and has undertaken a comprehensive restructuring of its sales organization, which includes a number of the independent territorial representatives who have long serviced STAAR customers, but could not begin this effort until the contracts had expired. STAAR believes that the uncertainty surrounding expiration of the contracts and the time needed to complete the restructuring of its sales force resulted in less effective selling efforts during 2007.

STAAR’s management believes that the disruption caused by the changes in management of its U.S. sales force has largely been resolved. While customers lost to competitors in 2007 may be difficult to recover, STAAR believes that the enhancements to its cataract product offering made in 2007 and planned for 2008, as discussed below, will provide its reorganized sales force an opportunity to build new sales and resume STAAR’s growth in the sector.

Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. While STAAR introduced Collamer and silicone aspheric lenses in 2007, and expects to introduce an additional Collamer aspheric model in 2008, most of our competitors introduced their designs months or years before STAAR. STAAR believes that its introduction of IOLs with advanced aspheric optics have already enhanced the market appeal of its cataract product line, and will continue to do so in 2008. However, customers who may have switched to other manufacturer’s aspheric lenses may be difficult to recapture. STAAR has applied to the Centers for Medicare and Medicaid Services (“CMS”) for New Technology IOL (“NTIOL”) status for its three-piece Collamer aspheric IOL, and intends to apply also for its one-piece Collamer IOL now in development and its silicone IOL. NTIOL status allows higher reimbursement rates when an aspheric IOL can demonstrate specifically improved visual performance over conventional IOLs, and if granted is expected to add an average $40 margin on each eligible IOL. Because the overwhelming majority of IOL purchases in the U.S. are reimbursed through Medicare, NTIOL status would significantly increase STAAR’s margin on these lenses.

Toric IOLs, which treat pre-existing astigmatism in addition to cataracts, were previously sold only by STAAR in the U.S. Because CMS allow cataract patients receiving reimbursement to pay a premium for the correction of pre-existing astigmatism, while Medicare provides the customary reimbursement for cataract surgery, Toric IOLs can be sold at a higher price and higher profit margin than standard IOLs. CMS also permits the patient to separately remunerate the surgeon for the significant additional services needed to prescribe and implant a lens with toric correction for astigmatism. The increased revenues and profit margin originally expected by STAAR as a result of the CMS ruling have, to date, not been realized because of competition with the Alcon product offering. In particular, STAAR believes that in 2007 a number of customers who previously had purchased STAAR’s Toric IOL but had otherwise been customers of Alcon’s ophthalmic products, converted to use of the Alcon Toric IOL. Despite this reduction in Toric IOL sales volume, STAAR’s management believes that the significant lower selling price of its Toric IOL presents opportunities to rebuild market share. STAAR is currently developing a Collamer Toric IOL, which STAAR believes will be more competitive with Alcon’s acrylic Toric IOL.

During 2007, research and development at STAAR resulted in the introduction of the aspheric and square-edged models of both STAAR’s three-piece Collamer IOL and its three-piece silicone IOL. During 2007, STAAR also completed joint development of the nanoPOINTTM injector with the Swiss company Medicel AG. The nanoPOINT injector delivers STAAR’s Collamer plate IOL through an incision as small as 2.2 mm and is planned to be launched early in the second quarter of 2008.

STAAR intends to continue to focus on the following projects designed to make our cataract product offering more competitive:

•	obtaining NTIOL status for STAAR’s aspheric lenses, resulting in higher reimbursement rates from CMS;
•	developing a Collamer Toric IOL to complement our pioneering silicone Toric IOL and better compete with the Alcon acrylic Toric IOL;
•	enhancing the injector system for our three-piece Collamer IOL to improve delivery, and developing an all new injector system for the three-piece Collamer IOL; and
•	developing a preloaded injector system for our new silicone aspheric IOLs.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays.

While the silicone lens market segment is slowly declining overall, STAAR believes its Collamer lenses have outstanding optical qualities and superior biocompatibility, and should be capable of competing with any our competitor’s acrylic lens products in the advanced material sector. Increasing sales of the ICL, which also relies on the outstanding optical properties of Collamer, have been introducing the advantages of the Collamer material to a growing number of surgeons. However, growth of the Collamer IOL market has been limited by the difficulty of perfecting delivery systems for the soft Collamer material. Although acrylic lenses do not have the same level of optical performance in the eye as Collamer and often introduce glare or glistenings into the visual field, the stiffness and toughness of the acrylic material makes design of delivery systems simpler. STAAR believes that the introduction of the nanoPOINT microincision injector for the one-piece Collamer IOL in the early second quarter of 2008, and enhanced delivery system for the three-piece Collamer IOL later in the year, will broaden the appeal of Collamer IOLs.

As discussed under the caption “Business — Regulatory Requirements,” between December 29, 2003 and July 5, 2005, STAAR received Warning Letters, Form 483 Inspectional Observations and other correspondence from the FDA indicating that the FDA deemed STAAR’s Monrovia, California facility to be violating the FDA’s Quality System Regulations and Medical Device Reporting regulations, warning of possible enforcement action and suspending approval of Class III medical devices to which the violations related. STAAR believes that it has resolved the issues giving rise to those agency actions to the satisfaction of the FDA staff. Nevertheless, STAAR believes that it has not yet fully overcome the reputational harm caused by the FDA’s past findings of compliance deficiencies, which may continue to present a challenge in increasing U.S. product sales. In the opinion of STAAR’s management, the recent warning letter from BIMO and the integrity hold placed on STAAR’s clinical activities by the Office of Device Evaluation, which concern STAAR’s oversight of clinical activities rather than it quality systems, have perpetuated the reputational harm resulting from the earlier FDA actions, and made sales of STAAR’s products more challenging.

Reversing the decline in U.S. IOL sales will require STAAR to overcome several short and long-term challenges, including successfully meeting its objectives to develop new and enhanced products, organizing, training and managing a specialized cataract sales force, competing with much larger companies and overcoming reputational harm from the FDA’s findings of compliance deficiencies. We cannot assure that this strategy will ultimately be successful.

Successfully integrate STAAR Japan.

Early in fiscal year 2008 STAAR completed the acquisition of the remaining interests in its Japan-based joint venture, Canon Staar Co., Inc. (“Canon Staar”). This transaction is discussed under Item. 1. —  Business —  Acquisition of Remaining Interests in Japanese Joint Venture. Canon, Inc. and its affiliated marketing company, Canon Marketing Japan Inc. (“CMJ”) collectively owned 50% of Canon Staar prior to the closing of the acquisition on December 29, 2007, and STAAR owned the other 50%. Following the closing of the acquisition on December 29, 2007, Canon Staar became a wholly owned subsidiary of STAAR operating under the name “STAAR Japan, Inc.”

Canon Staar was created in 1988 pursuant to a Joint Venture Agreement between STAAR and the Canon companies for the principal purpose of designing, manufacturing, and selling in Japan intraocular lenses and other ophthalmic products. Its current business consists of manufacturing and selling the Preloaded Injector. It has also been working to secure approval from Japanese regulatory authorities to sell the ICL, Collamer IOLs and AquaFlow Device in Japan. Canon Staar recorded worldwide sales of $8.1 million in fiscal year 2007.

Although STAAR participated as shareholder and director in the oversight of Canon Staar over its twenty-year history, STAAR and its officers were not involved in day-to-day management of the joint venture. In completing the acquisition STAAR relied on the completeness and accuracy of the information provided during pre-closing due diligence. As a result, integrating STAAR Japan with STAAR faces some of the same challenges typically faced by the acquirer of an unrelated company.

Through the acquisition STAAR sought to achieve the following goals:

•	to better exploit the Japanese market for STAAR’s technology and the worldwide market for the Preloaded Injector technology through greater control of distribution;
•	to re-acquire control of world-wide exclusive rights to STAAR’s technology, especially the ICL and Collamer IOL, previously licensed to the joint venture;
•	to eliminate the risk that Canon Staar could become a competitor of STAAR, especially after a change in control of STAAR;
•	to increase access to the Preloaded Injector technology; and
•	to develop a more effective global R&D strategy by leveraging the combined technical resources in Japan and the U.S. and taking advantage of STAAR Japan’s proven expertise in injector design.

Control of Distribution.  CMJ has been the exclusive distributor of Canon Staar products in Japan throughout the joint venture’s history. While the Canon companies are a global leader in optics, Canon Staar’s IOL’s have been the only surgical product of the Canon companies and represented an insignificant portion of their total business. As a smaller company exclusively focused on ophthalmic implants, STAAR believes that it will be better positioned to exploit the value of the products developed and manufactured for the Japanese market by STAAR Japan. In addition, STAAR’s Swiss subsidiary has already served as Canon Staar’s distributor for Preloaded Injectors in Europe and Australia and (on a non-exclusive basis) in China. STAAR believes distribution of Preloaded Injectors outside Japan can yield greater sales in the future, in particular following the 2007 introduction of an acrylic Preloaded Injector.

The cataract market in Japan is one of the world’s largest, and enjoys high average selling prices. Mean myopia rates in Japan also makes it an attractive market for refractive surgery. While Canon STAAR experienced losses in 2007, it has historically earned modest profits and higher gross margins than STAAR’s world average. In addition, by absorbing the distribution business previously operated by Canon Marketing Japan, STAAR expects to add the distributor’s historical margins to STAAR Japan’s gross margin. Accordingly, STAAR believes that the acquisition of the Canon companies’ interests in Canon Staar will likely improve its financial results in the short term and could lead to long-term improvements if control of distribution leads to better marketing and increased sales.

Re-acquisition of World-Wide Exclusive Rights to STAAR Technology.  In 1988, pursuant to the Canon Staar Joint Venture Agreement and a Technical Assistance and License Agreement (“TALA”), STAAR granted to Canon Staar an irrevocable, exclusive right to make, have made and sell products using its technology in Japan, and an irrevocable, non-exclusive license to sell products using our technology in the rest of the world. Under a 2001 Settlement Agreement STAAR also granted to Canon Staar an irrevocable, exclusive license to make and have made products using our technology in China and to sell such products made in China in China and Japan. As a result of these licenses, Canon Staar had the ability to become a worldwide competitor of STAAR using STAAR’s own technology. In addition, the worldwide non-exclusive rights held by Canon Staar limited STAAR’s ability to exploit the value of its own intellectual property through license agreements, because they prevented STAAR from granting any another company exclusive rights in any territory or assigning all rights under any of its patents.

The TALA covered not only the license and transfer to Canon Staar of STAAR’s intellectual property in existence at the time the joint venture was formed, but all intellectual property STAAR might develop in the future. Accordingly, STAAR believes the reacquisition of the rights granted under the TALA and the 2001 Settlement Agreement are of significant value to STAAR and its shareholders.

Eliminating the risk that Canon Staar could become a competitor of STAAR, especially after a change in control of STAAR.  Prior to the acquisition, if STAAR had entered into a merger or other reorganization, had been acquired or was subject of a take-over attempt or experienced other events of default under the Joint Venture Agreement, the Canon companies would have had the right to acquire STAAR’s interest in Canon Staar at book value. (Book value of STAAR’s 50% interest in Canon Staar was approximately $2.3 million as of December 28, 2007.) STAAR believes that book value would not have represented the fair value of its interest in the joint venture, especially because following the purchase of its interests the Canon Companies

STAAR would lose its rights under the Joint Venture Agreement to control the worldwide exploitation of STAAR’s technology in competition with STAAR. STAAR also believes that elimination of this risk has greatly enhanced its opportunity to enter into strategic transactions that may benefit its stockholders.

Increase Access to the Preloaded Injector Technology.  Canon Staar introduced the world’s first Preloaded Injector in 2003, and STAAR believes that Canon Staar remains a leader in this technology. Foldable IOLs are typically stored and shipped in an unfolded state, and then folded just before surgery to ensure that they quickly resume their proper shape on implantation. As a result, designing an effective Preloaded Injector involves many challenges. Among other things, it requires the engineering of an injector that is mechanically sound but also safe as a long-term container for the IOL, that can reliably fold the lens for delivery, smoothly compress and deliver the lens through a small incision, typically less than 3 mm in width, then release the lens in a safe and predictable manner. In the course of developing the first practical preloaded injector Canon Staar filed patents on various innovations in Japan, the U.S. and elsewhere in the world. These are among the 33 patents of Canon Staar acquired in the acquisition. All rights under these patents were held exclusively by Canon Staar, with no express license for use by STAAR or any other company (except a limited license to Nidek in connection with distributing the acrylic Preloaded Injector).

While STAAR has many injector patents of its own, as a result of past transactions or disputes, it entered into cross licenses or covenants not to sue covering existing injector technology with the other major U.S. ophthalmic companies, Alcon, AMO and Bausch & Lomb. STAAR believes the existing patents acquired in the acquisition of Canon Staar will not be subject to those agreements. STAAR is still evaluating the newly acquired patents, but believes that in addition to securing its own access to Preloaded Injector technology these patents enhance STAAR’s proprietary position in the technology vis-à-vis its competitors.

Develop a more effective global R&D strategy by combining STAAR Japan’s proven expertise in injector design with STAAR’s expertise in ophthalmic lenses and materials.  Both STAAR and Canon Staar have devoted substantial resources to R&D. Through working with the joint venture STAAR believes that the Japanese and U.S. R&D teams have complementary skills. For example, although STAAR first developed and patented the concept of a preloaded injector and experimented with its design, it was Canon Staar’s R&D staff that developed the first practical working model. STAAR believes that the complementary talents of the U.S. and Japan teams will provide opportunities for greater synergies and efficiencies and the development of new products that could continue STAAR’s tradition of innovation.

As in any acquisition, the integration of Canon Staar will present STAAR with a number of challenges, including, but not limited to, the following;

•	the risk that STAAR may not successfully integrate the former Canon Staar business or its employees into its overall business,
•	the risk that key employees of STAAR Japan may leave,
•	the risk that removal of the Canon name from STAAR Japan and its products may reduce its goodwill or the acceptance of its products,
•	the risk that STAAR Japan may not sustain current or prior sales levels or achieve projected levels,
•	the risk that STAAR's limited access to information has limited its ability to accurately assess the projections of management of STAAR Japan,
•	the risk that Japanese regulators may not approve the sale of the ICL or Collamer IOLs,
•	the risk of operating a foreign subsidiary with limited direct oversight, the risk that applying U.S. accounting standards and controls and procedures over financial reporting may be more difficult, more expensive or more time-consuming than anticipated,
•	STAAR's reliance on the completeness and accuracy of information provided during its investigation of the STAAR Japan business, and
•	the risk that STAAR Japan may find financing for its operations or for additional working capital purposes difficult to obtain on reasonable terms, if at all.

In the period immediately following the closing of the acquisition, STAAR has seen no negative impact on sales from ceasing use of the Canon name or operating as a company independent of Canon. However, STAAR cautions that it is too early to definitively determine that no negative effects of this change will emerge in the future.

Because of the strategic importance of the STAAR Japan business to STAAR, and the risks to realizing the full value of the transaction listed above, STAAR intends to devote significant resources to completing the integration of STAAR Japan in 2008. Failure to successfully integrate STAAR Japan could significantly harm STAAR and its business.

Maintain and expand international growth rates.  STAAR’s revenue from international markets has grown steadily in recent periods. During 2007, this growth primarily resulted from increased sales of ICL and TICL and the growth of STAAR’s German distribution business conducted through Domilens.

The ICL and TICL are sold in more than 40 countries. International refractive sales have continued at a steady rate of growth, increasing approximately 40% in 2007. STAAR believes that the international market for its refractive products has the potential for further growth, both through the introduction of the ICL and TICL in new territories and expanded market share in existing territories. STAAR received approval for the ICL in China on July 31, 2006 and received approval of the TICL and Hyperopic ICL in China in March 2008. We also continue to seek new approvals for the ICL and TICL in other countries, but the timing of such approvals are at the discretion of the local authorities.

Domilens Vertrieb fuer medizinische Produkte GmbH is a leading distributor of ophthalmic products in Germany. Products sold by Domilens include implantable lenses, related surgical equipment, consumables and other supplies. Domilens sells custom surgical kits that incorporate a surgeon’s preferred supplies and consumables in a single ready-to-use package, and services phacoemulsification and other surgical equipment made by third parties. In addition to distributing and servicing products of third party manufacturers, Domilens distributes STAAR’s refractive products and Preloaded Injectors. Domilens sales in 2007 were $23.7 million, a 12% increase over sales in 2006. Of this growth, approximately $2.0 million is the result of favorable changes in currency. In 2007, STAAR’s efforts to further integrate Domilens resulted in a significant increase in ICL and TICL sales in Germany, where STAAR believes its market potential remains significantly unrealized. STAAR intends to foster continued growth at Domilens by encouraging the continuation of its historically successful customer-focused business model as a distributor, and by working to further develop Domilens as platform for selling STAAR’s own higher value proprietary products.

STAAR Japan’s silicone Preloaded Injectors are sold in Japan, China, Europe and Australia, among other countries. STAAR believes the convenience and reliability of the Preloaded Injector can yield further growth in international markets. In particular, STAAR believes that the acrylic Preloaded Injector jointly developed by STAAR Japan and Nidek, Inc. will provide opportunities to expand STAAR’s presence in international cataract surgery.

Other Highlights

Medical Device Regulatory Compliance, Clinical Oversight and TICL Approval.  As discussed above under the caption “Business — Regulatory Matters,” STAAR’s ability to develop, manufacture and distribute its products depends heavily on maintaining good standing with the FDA and other regulatory agencies. STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations. STAAR has invested significant resources in maintaining regulatory compliance and expects to continue to do so in the future.

STAAR’s business activities as a sponsor of biomedical research are subject to review by the FDA’s BIMO branch. Following STAAR’s submission of a Pre-Market Approval application (PMA) supplement for the TICL to the FDA on April 28, 2006, BIMO conducted an inspection of STAAR’s clinical study procedures, practices, and documentation related to the TICL between February 15 and March 14, 2007. At the close of the inspection, STAAR received eight inspectional observations on Form 483, to which it responded on April 5, 2007. Notwithstanding the response, on June 26, 2007 the FDA’s BIMO branch issued a Warning Letter to STAAR noting four areas of noncompliance observed during the BIMO inspection. STAAR provided its written response to the Warning Letter to the FDA on July 31, 2007.

On August 3, 2007 STAAR received a letter from the FDA Office of Device Evaluation (“ODE”) notifying STAAR that the TICL application would be placed on integrity hold until STAAR completed specified actions to the satisfaction of the FDA. Noting the same deficiencies cited in the June 26, 2007 Warning Letter from the BIMO Branch, and other deficiencies noted in an audit of a clinical study site, ODE requested that STAAR engage a third party auditor to conduct an audit of patient records along with a clinical systems audit to ensure accuracy and completeness of data before resubmitting the application.

The third party auditor completed the second phase of the work required by ODE, which involved a 100% data inspection at the seven clinical sites, during February 2008. The third party auditor will begin the third phase of its inspection, specifically an inspection of STAAR’s clinical systems and data on March 17, 2008. Following that, the third party auditor will undertake any necessary amendments to clinical data, assess STAAR’s clinical quality systems and perform any necessary follow-up actions necessary to confirm the scientific validity of the TICL clinical data through the process outlined by the FDA. The third party auditor will conduct the audit under the oversight of the FDA and STAAR’s communications with the auditors will be limited until the project is complete. While STAAR believes these actions, if successful, should resolve the issues raised in the recent Warning Letter and enable STAAR to resubmit the TICL application in an approvable form, STAAR cannot assure investors that the results of the independent audit or STAAR’s corrective actions will be satisfactory, that ODE will grant approval to the TICL, or that the scope of requested TICL approval, if granted, would not be limited by the FDA.

Financing Strategy

While STAAR’s international business generates positive cash flow and 67% of STAAR’s revenue, STAAR has reported losses on a consolidated basis over the last several years due to a number of factors, including eroding sales of cataract products in the U.S. and FDA compliance issues that consumed additional resources while delaying the introduction of new products in the U.S. market. In May 2007 STAAR raised net proceeds of $16.6 million from the public offering and sale of equity securities, the proceeds of which were used to pay off the March 2007 $4.0 million Broadwood note and for general working capital purposes. On December 14, 2007, STAAR also borrowed $5 million from Broadwood Partners, L.P., primarily to fund the acquisition of STAAR’s remaining interest in the Canon Staar Joint Venture, at an interest rate of 7% per annum.

STAAR’s management believes that its best prospect for achieving profitability in its U.S. and consolidated operations is to significantly increase U.S. sales of the ICL and to reduce operating expenses. In the longer term STAAR seeks to develop and introduce products in the U.S. cataract market to stop further erosion of its market share and resume growth in that sector. Nevertheless, success of these strategies is not assured and, even if successful, STAAR is not likely to achieve positive cash flow on a consolidated basis in fiscal 2008.

STAAR plans to avoid, if possible, additional rounds of equity financing and potential dilution to the interests of existing stockholders, and instead to finance its operations through funds from operations and existing cash resources, and to take further efforts to reduce its cash burn in the U.S.

Investigation of Fraud at Domilens GmbH

During the first quarter of 2007 STAAR learned that the then president of Domilens, Guenther Roepstorff, had misappropriated significant corporate assets. Mr. Roepstorff resigned shortly after the disclosure and STAAR conducted an extensive internal inquiry under the direction of the Audit Committee of STAAR’s Board of Directors. The results of this investigation are described in detail in STAAR’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

The investigation determined that fraudulent activities by Mr. Roepstorff between 2001 through 2006 diverted assets having a book value of approximately $400,000. Based on the investigation, STAAR concluded that the events at Domilens revealed a material weakness in its internal controls over financial reporting, and that increased oversight was necessary to reduce the risk of recurrence. STAAR’s corrective measures to address the material weakness in its internal controls are discussed under Item 9A — Controls and Procedures.

Other Recent Highlights

Growth in International Sales of Visian ICLs.  The decline in the U.S. cataract business during 2007 was offset by a 42% increase in international sales of the ICL and TICL.

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

In January 2007, the CMS made a similar ruling, which allows a Medicare patient to pay a premium for a lens that also corrects astigmatism. STAAR expects this ruling will enhance the market for a Collamer Toric IOL currently in development. Nevertheless, with the help of the CMS ruling, presbyopic lenses are expected to claim a share of the cataract market in the future, and STAAR does not offer a lens of this type.

Seasonality.  We generally experience lower sales during the third quarter due to the effect of summer vacations on elective procedures. In particular, because sales activity in Europe drops dramatically in the summer months, and European sales have recently accounted for a greater proportion of our total sales, this seasonal variation in our results has become even more pronounced.

Foreign Currency Fluctuations.  Our products are sold in approximately 50 countries. During fiscal year 2007, sales from international operations represented 67% of total sales. The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. For fiscal year 2007, changes in currency exchange rates had a $2.2 million favorable impact on net sales.

Gross Profit.  Our gross profit margin increased to 49.3% for fiscal year 2007, compared with 45.9% in 2006. The increase was primarily due to the reduction in inventory reserves, higher average selling prices of certain IOLs and TICLs, increased volume of ICLs and TICLs and improved overall IOL costs, partially offset by higher manufacturing engineering costs.

Research and Development.  We spent approximately 11% of our sales on research and development (which includes regulatory and quality assurance expenses) during fiscal 2007 compared to 12% in fiscal 2006. The decrease was due to decreased legal fees and costs associated with new product development. We expect to spend approximately 10% of our sales on an annual basis in the future.

Cash Flow. We exited the year with approximately $11.0 million in cash, cash equivalents and restricted short-term investments compared with $7.9 million at December 29, 2006.  We used approximately $11.2 million for operating activities during fiscal 2007, which is 38% above the $8.1 million used during fiscal 2006. Cash used in investing activities was approximately $4.7 million and resulted primarily from the $4.0 million advance deposit for the acquisition of the remaining 50% interest in Canon Staar and approximately $691,000 in purchases of property and equipment. Cash provided by financing activities for fiscal 2007 was $18.7 million primarily resulting from the receipt of $16.6 million in net proceeds from the public offering of 3,600,000 shares of common stock, $9.0 million in proceeds from Broadwood notes (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Facilities Contractual Obligations and Commitments”) and $584,000 in proceeds from the exercise of stock options, partially offset by the repayment of the $4.0 million principal under the first Broadwood note, a repayment of a $1.8 million line of credit, the $972,000 repayment of a note payable related to the 2004 acquisition of the minority interest of our Australian subsidiary and $692,000 in payments under capital lease lines of credit. The Company believes it can reduce and ultimately reverse its operating losses and negative cash flows in the future as ICL sales reach targeted levels and the TICL is approved in the U.S. In addition, we will aggressively pursue cost savings opportunities, wherever possible, to conserve cash.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s consolidated statement of operations for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales			Percentage Change
	December 28, 2007	December 29, 2006	December 30, 2005	2007 vs. 2006	2006 vs. 2005
Net Sales	100.0%	100.0%	100.0%	4.2%	11.0%
Cost of sales	50.7%	54.1%	53.6%	(2.3)%	11.9%
Gross profit	49.3%	45.9%	46.4%	11.9%	9.9%
General and administrative	21.8%	19.1%	19.0%	18.9%	11.9%
Marketing and selling	40.0%	38.8%	36.2%	7.3%	19.2%
Research and development	11.3%	12.5%	10.9%	(5.2)%	27.0%
Note reserve (reversals)	—	(0.6)%	1.4%	—	—
Operating loss	(23.8)%	(23.9)%	(21.1)%	3.8%	25.8%
Total other (expense) income, net	(1.7)%	0.2%	1.7%	—	(88.9)%
Loss before income taxes	(25.5)%	(23.7)%	(19.4)%	12.2%	35.6%
Provision for income taxes	1.4%	2.7%	2.4%	—	24.1%
Net loss	(26.9)%	(26.4)%	(21.8)%	6.3%	3.46%

2007 Fiscal Year Compared to 2006 Fiscal Year

Net sales

Net sales for the year ended December 28, 2007 (“fiscal 2007”) were $59,363,000, an increase of 4.2% compared with net sales for the year ended December 29, 2006 (“fiscal 2006”) of $56,951,000. Changes in currency exchange rates had a $2.2 million impact on net sales for fiscal 2007.

U.S. net sales for fiscal 2007 decreased 13.4% to $19,721,000 compared with fiscal 2006, primarily due to a 15.5% decrease in cataract product sales and a 4.2% decrease in total refractive sales. The decline in cataract product sales is due, in part, to a shift in market preference from spherical IOLs to aspheric IOLs. The Company introduced its first aspheric IOL made of Collamer during the second quarter of 2007 which should allow the Company to compete more effectively in this market segment. The decrease in refractive product sales is due primarily to decreased sales of instruments used in ICL surgery. Sales of ICLs were essentially flat year over year in the U.S.

International net sales for fiscal 2007 were $39,642,000, an increase of 16% compared with fiscal 2006. During 2007, international sales of refractive products increased 40% to $11,449,000 compared with $8,159,000 in fiscal 2006, primarily due to increased sales of ICLs and TICLs. International cataract sales were $27,878,000, up 8.3% compared with $25,736,000 in 2006 due a favorable effect of currency exchange and increased sales of the Company’s German subsidiary. In fiscal 2006, international cataract sales were negatively impacted by doctor strikes in Germany, one of STAAR’s largest cataract sales markets. These labor disputes were subsequently settled in the same year.

During fiscal 2007, global sales of ICLs and TICLs grew 27% to $15,368,000 compared with $12,093,000 in fiscal 2006. Total global refractive sales during fiscal 2007 grew 24% to $15,797,000 compared with $12,698,000 in fiscal 2006 due to increased international sales of ICLs and TICLs.

Gross profit margin

Gross profit margin for the fiscal 2007 was 49.3% compared with 45.9% for fiscal 2006. The increase in gross profit margin is due to the reduction in inventory reserves, higher average selling prices of certain IOLs and TICLs, increased volume sales of higher margin ICLs and TICLs and improved overall IOL costs partially offset by an increase in manufacturing engineering costs. The gross profit for fiscal 2006 was impacted by obsolescence charges of $807,000 for certain IOL inventory in anticipation of new product launches in 2007 and to a lesser degree slower moving diopters of other lenses. This charge reduced 2006’s gross profit margin by approximately 1.4%.

The Company expects gross profit margin to increase as sales of ICLs become a larger percentage of overall revenue mix and enhanced cataract products are delivered to the market.

General and administrative

General and administrative expenses for fiscal 2007 increased 18.9% or $2,060,000 over fiscal 2006. The increase was primarily due to costs associated with the Domilens investigation of approximately $1,000,000, increased legal expenses of $400,000, increased compensation expense associated with executive relocation and other general cost increases.

Marketing and selling

Marketing and selling expenses for fiscal 2007 increased 7.3% or $1,611,000 compared with fiscal 2006. The increase in marketing and selling expenses for fiscal 2007 primarily resulted from increased international costs to support the increase in international sales and increased domestic costs from increased salaries, travel and consulting fees partially offset by decreased commissions.

Research and development

Research and development expenses, including regulatory and clinical expenses, for fiscal 2007 decreased 5.2% or $369,000 compared with fiscal 2006. The decrease is due to decreased legal fees and costs associated with new product development. The Company expects to spend approximately 10% of revenues in fiscal 2008 on its research and development activities.

Other (expense) income, net

Other expense, net for fiscal 2007 was $1,037,000, compared to net other income of $95,000 for fiscal 2006. The increase in other expenses is due to 1) decreased earnings from joint venture; 2) increased interest expense from financing arrangements; 3) increased foreign exchange losses; 4) write-off of deferred financing costs and losses from the extinguishment of the March 2007 $4.0 million Broadwood Note, partially offset by a fair value adjustment upon revaluation of the March 2007 Broadwood warrant obligation at December 28, 2007.

Income taxes

The Company recorded income taxes of $843,000 for fiscal 2007 and $1,537,000 for fiscal 2006. During fiscal 2007, the Company reached a settlement with the German Ministry of Finance related to taxes assessed in connection with unreported sales of a company controlled by the former President of Domilens, GmbH. As a result of the settlement, the Company reversed approximately $460,000 in income tax expense originally recorded in the fourth quarter of 2006, based on the best information available to management at that time.

2006 Fiscal Year Compared to 2005 Fiscal Year

Net sales

Net sales for the year ended December 29, 2006 (“fiscal 2006”) were $56,951,000, an increase of 11.0% compared with net sales for the year ended December 30, 2005 (“fiscal 2005”) of $51,303,000. Changes in currency exchange rates did not have a material impact on net sales for fiscal 2006.

U.S. net sales for fiscal 2006 increased 21.7% to $22,778,000 compared with fiscal 2005. The increase in U.S. sales reflects the recent approval of the Visian ICL for the treatment of myopia, and were partially offset by a 5% decrease in U.S. cataract product sales. Over the last several years, the Company has lost increasing market share in the U.S. and has not kept pace with the competition in introducing new and enhanced cataracts products due to the Company’s focus in fiscal 2006 on bringing the Visian ICL to the U.S. market. U.S. sales of the Visian ICL, which was launched in the U.S. in February 2006, were $4,172,000 for fiscal 2006.

International net sales for fiscal were $34,173,000, an increase of 5% compared with fiscal 2005 and were impacted by a 50% increase in refractive product sales but partially offset by a decline of 5% in cataract product sales. The decline in international cataract sales is primarily due to the impact in 2006 of doctor strikes in Germany, one of STAAR’s largest cataract sales markets. The labor disputes were settled in the same year.

During fiscal 2006, global sales of ICLs and TICLs grew 129% to $12,093,000 compared with $5,287,000 in fiscal 2005. Total refractive sales during fiscal 2006 grew 140% to $12,698,000 compared with $5,288,000 in fiscal 2005 due to the launch of the ICL in the U.S. and increased international ICL sales in 2006.

Gross profit margin

Gross profit margin for the full year 2006 was 45.9% compared with 46.4% for 2005. The increase in gross profit margin is due to increased sales of higher margin ICLs internationally and in the U.S. where the product was first launched in 2006. This increase in gross margin was partially offset due to decreased IOL margins due to lower average selling prices and higher costs. Additionally, gross profit for 2006 was impacted by obsolescence charges of $807,000 for certain IOL inventory in anticipation of new product launches in 2007 and to a lesser degree slower moving diopters of other lenses. This charge reduced gross profit margin by approximately 1.4%.

General and administrative

General and administrative expenses for fiscal 2006 increased 12% or $1,164,000 over fiscal 2005. The increase in general and administrative expenses for fiscal 2006 was principally due to the $952,000 impact of SFAS No. 123R which was adopted in fiscal 2006 and other general cost increases.

Marketing and selling

Marketing and selling expenses for fiscal 2006 increased 19% or $3,560,000 compared with fiscal 2005. The increase in marketing and selling expenses for fiscal 2006 primarily resulted from the $419,000 impact of SFAS No. 123R, which was adopted in fiscal 2006, increased costs to support the roll-out of the Company’s refractive products in new territories, including the U.S., and increased commissions.

Research and development

Research and development expenses, including regulatory and clinical expenses, for fiscal 2006 increased 27% or $1,507,000 compared with fiscal 2005. The increase in research and development expenses is due to the $262,000 impact of SFAS No. 123R which was adopted in fiscal 2006, costs associated with new product development and TICL regulatory and FDA submission costs.

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

Liquidity and Capital Resources

The Company has funded its activities over the past several years principally from cash flow generated from operations, credit facilities provided by domestic and foreign lenders, the sale of Common Stock, the repayment of former directors’ notes, and the exercise of stock options.

As of December 28, 2007 and December 29, 2006, the Company had $11.0 million and $7.9 million, respectively, of cash, cash equivalents and restricted short-term investments.

Net cash used in operating activities was $11.2 million, $8.1 million, and $7.5 million for fiscal 2007, 2006, and 2005, respectively. For fiscal 2007, cash used in operations was the result of increased net losses, adjusted for depreciation, amortization, SFAS No. 123R stock compensation expense, and other miscellaneous non-cash items, and net decreases in working capital. The increase in cash used for operating activities was primarily due to payments associated with the Domilens investigation and decreased cash receipts in the U.S. due to the decline in sales. For fiscal 2006, cash used in operations was the result of increased net losses, adjusted for depreciation, amortization, expense related to the implementation of SFAS No. 123R, and other miscellaneous non-cash items, and further offset by increases in working capital. For fiscal 2005, cash used in operations was the result of the net loss, adjusted for depreciation, amortization, notes receivable reserves and other non-cash charges, and net increases in working capital.

Accounts receivable was $6.9 million in 2007 and $6.5 million in 2006. The increase in accounts receivable is due to increased sales in the international markets during fiscal 2007. Days’ Sales Outstanding (“DSO”) were 40 days in 2007 and 39 days in 2006. The Company expects to maintain DSO within a range of 40 to 45 days during the course of fiscal 2008.

Inventories at the end of fiscal 2007 and 2006 were $12.7 million and $12.9 million, respectively. Days’ inventory on hand were 162 days in 2007 and 162 days in 2006.

Net cash used in investing activities was approximately $4.7 million in fiscal 2007. In fiscal 2006 and 2005 the net cash provided by investing activities was approximately $140,000 and $4.1 million, respectively. Included in investing activities for fiscal 2007, was the $4.0 million advance payment toward the purchase price for the 50% acquisition of Canon Staar and the acquisition of $691,000 in property and equipment. Included in investing activities for fiscal 2006, was the receipt of $1.2 million in proceeds from former officer’s notes partially offset by the acquisition of $786,000 in property and equipment. Included in investing activities for fiscal 2005, were the purchase and sales of short-term investments and the acquisition of $1.2 million in property and equipment.

Net cash provided by financing activities was approximately $18.7 million, $2.8 million, and $12.2 million for fiscal 2007, 2006, and 2005, respectively. In 2007, cash provided by financing activities resulted from the receipt of net proceeds of $16.6 million from a public offering of 3.6 million shares of the Company’s common stock and $584,000 received from the exercise of the stock options. Additionally in 2007 the Company borrowed $9.0 million from Broadwood, of which $4 million was repaid in the second quarter and $5.0 million was intended to be used to fund the acquisition of the remaining 50% interest in the Canon joint venture and related transaction costs. In addition, the Company repaid $1.8 million outstanding on its line of credit and repaid $972,000 related to the 2004 acquisition of the minority interest of our Australian subsidiary and $692,000 in payments under capital lease lines of credit. In 2006, cash provided by financing activities resulted from the receipt of $2.9 million of proceeds from stock option exercises. In 2005, cash provided by financing activities resulted from the receipt of net proceeds of $13.4 million from a private placement of 4.1 million shares of the Company’s Common Stock and $130,000 received from the exercise of the stock options. During 2005, the Company used $1.3 million in cash generated from international operations to pay down the Company’s Swiss credit facility which was later terminated in 2007.

Credit Facilities, Contractual Obligations and Commitments

Credit Facilities

The Company has credit facilities with different lenders to support operations in the U.S. and Germany.

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”) pursuant to a Senior Promissory Note (the “Note”) between the Company and Broadwood. The borrowed funds were used to finance the cash consideration and related transaction costs in the Company’s purchase of the remaining interests in its Canon Staar Co., Inc. joint venture. The Note has a term of three years and bears interest at a rate of 7% per annum. The Note is not secured by any collateral, may be pre-paid by the Company at any time without penalty, and is not subject to covenants based on financial performance or financial condition (except for insolvency). The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood. As additional consideration for the loan the Company also entered into a Warrant Agreement (the “Warrant Agreement”) with Broadwood granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The Note also provides that if the Company has any indebtedness outstanding on the Note on June 29, 2009, it will issue additional warrants on the same terms as set forth in the Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding. The Note also gives Broadwood the right to participate on a pro rata basis in certain offerings of equity securities until the later of December 14, 2008 and the date the Note is no longer outstanding.

Based on representations made by Broadwood in the Promissory Note, on the date of the transaction Broadwood. beneficially owned 4,396,231 shares of the Company’s common stock, comprising 15% of the Company’s common stock as of December 14, 2007. Based on publicly available information filed by Broadwood, Neal Bradsher, President of Broadwood Partners, L.P., may have been deemed to beneficially own all of the 4,396,231 shares. Broadwood also holds a warrant to purchase 70,000 shares of Common Stock at an exercise price of $6.00 per share, which warrant was issued in connection with a loan of $4 million by Broadwood under a Promissory Note dated March 21, 2007. The March 21, 2007 Promissory Note was repaid in full on June 20, 2007.

The Company’s lease agreement with Farnam Street Financial, Inc., as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a three-year term. Under the agreement, the Company has the option to purchase any item of the leased property, at the end of the respective items lease terms, at a mutually agreed fair value. On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provides for additional purchases of $800,000 during the next fiscal year. The terms of this new schedule conform to the amended agreement dated October 9, 2006. Approximately $364,000 in borrowings were available under this facility as of December 28, 2007.

The Company’s lease agreement with Mazuma Capital Corporation, as amended on August 16, 2006, provides for purchases of up to $301,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a two-year term. The Company was required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of December 28, 2007, the Company had a certificate of deposit for approximately $150,000 recorded as “short-term investment — restricted” with a 12-month term at a fixed interest rate of 4.5%. The agreement also provides that the Company may elect to purchase any item of the leased property at the end of its lease term for $1. No borrowings were available under this facility as of December 28, 2007.

The Company’s German subsidiary, Domilens, entered into a credit agreement on August 30, 2005. The renewed credit agreement provides for borrowings of up to 100,000 EUR ($145,000 at the rate of exchange on December 28, 2007), at a rate of 8.5% per annum and does not have a termination date. The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not secured. There were no borrowings outstanding as of December 28, 2007 and December 29, 2006 and the full amount of the line was available for borrowing as of December 28, 2007.

The Company was in compliance with the covenants of these credit facilities as of December 28, 2007.

The following table represents the Company’s known contractual obligations as of December 28, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Note payable	$5,000	$—	$5,000	$—	$—
Capital lease obligations	2,440	1,058	1,382	—	—
Operating lease obligations	3,293	1,373	1,644	276	—
Purchase obligations	600	600	—	—	—
Pension obligations	684	39	96	121	428
Open purchase orders	1,659	1,659	—	—	—
Total	$13,676	$4,729	$8,122	$397	$428

While the Company’s international business generates positive cash flow and represents approximately 67% of consolidated net sales, the Company has reported losses on a consolidated basis for several years due to a number of factors, including eroding sales of cataract products in the U.S. and FDA compliance issues that consumed additional resources while delaying the introduction of new products in the U.S. market. During these years the Company has secured additional capital to sustain operations through private and public sales of equity securities.

The Company believes that its best prospect for returning its U.S. and consolidated operations to profitability is through the growth in sales of the ICL and cost reduction efforts in the U.S. combined with continued growth in international markets. In the longer term the Company seeks to develop and introduce products in the U.S. cataract market to stop further erosion of its market share and resume growth in that sector. Nevertheless, success of these strategies is not assured and, even if successful, the company is not likely to achieve positive cash flow on a consolidated basis during fiscal 2008.

The Company believes that based on current cash balances, combined with expected cash from international operations, it currently has sufficient cash to meet its funding requirements at least through the first quarter of 2009. However, given its history of losses and negative cash flows, it is possible that the Company will find it necessary to supplement these sources of capital with additional financing to sustain operations until the Company returns to profitability.

The credit facilities are subject to various covenants, and we risk defaulting on the terms of our credit facilities. Our limited borrowing capacity could cause a shortfall in working capital or prevent us from making expenditures to expand or enhance our business. A default on any of our credit facilities could cause our long term obligations to be accelerated, make further borrowing difficult and jeopardize our ability to continue operations.

If the Company is unable to rely solely on existing debt financing and is unable to obtain additional debt financing, the Company may find it necessary to raise additional capital in the future through the sale of equity or debt securities.

The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, which will largely depend on the success of the ICL, proceeds from option exercises, borrowings under the Company’s credit facility and proceeds from the sale of common stock. Any withdrawal of support from its lenders could have serious consequences on the Company’s liquidity. The Company’s liquidity also depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding. Changes in the market price of our common stock affect the value of our outstanding options, and lower market prices could reduce our expected revenue from option exercises.

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

The Company believes the following represent its critical accounting policies.

•	Revenue Recognition and Accounts Receivable. The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectability is reasonably assured in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). The Company records revenue from product sales when title and risk of ownership has been transferred, which is typically at shipping point. The Company’s products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs may be offered to surgeons and hospitals on a consignment basis. In accordance with SAB No. 104, the Company recognizes revenue for consignment inventory when the IOL is implanted during surgery and not upon shipment to the surgeon. The Company believes its revenue recognition policies are appropriate in all circumstances.

ICLs are sold only to certified surgeons who have completed requisite training. STAAR ships ICLs only for use by surgeons who have already been certified, or for use in scheduled training surgeries. As a result, STAAR does not face the risk that the revenue it recognizes on shipment of ICLs could be reversed because of a surgeon’s failure to qualify for its use.

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

The Company maintains provisions for uncollectible accounts based on estimated losses resulting from the inability of its customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances could be required. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon customer payment history and current creditworthiness, as determined by the Company’s review of its customers’ current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. The Company considers all available information in its assessments of the adequacy of the reserves for uncollectible accounts.

•	Stock-Based Compensation. The Company accounts for the issuance of stock options to employees and directors in accordance with SFAS No. 123R and the issuance of stock options and warrants for services from non-employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services,” by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions.
•	Accounting for Warrants. The Company accounts for the issuance of Company derivative equity instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The Company has agreed to use its best efforts to register and maintain registration of the common shares underlying certain warrants (the “Warrant Shares”) that were issued by the Company with debt instruments, so that the warrant holder may freely sell the Warrant Shares if the warrant is exercised, and the Company agreed that in any event it would secure effective registration within four months of issuance. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to register the Warrant Shares, it does not specifically preclude cash settlement. As a result EITF 00-19 requires the Company to assume that in the absence of effective registration it may be required to settle the these warrants for cash when they are exercised. Accordingly, the Company’s agreement to register and maintain registration of the Warrant Shares without express terms for settlement in the absence of effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The Company has issued other warrants under an agreement that expressly provides that if the Company fails satisfy registration requirements the Company will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. The Company accounts for those warrants as equity because additional shares are the only form of settlement available to the holder. The Company uses the Black-Scholes option pricing model as the valuation model to estimate the fair value of those warrants. The Company evaluates the balance sheet classification of the warrants during each reporting period. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the relevant warrant agreement. The risk-free rate of return for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period. Any gains or losses resulting from the changes in fair value of the warrants classified as a liability from period to period are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued. Once registration becomes effective for the resale of warrant shares, the Company will be obligated to use its best efforts to maintain registration, and at that point the Company believes it will be appropriate to reclassify the liability warrants to equity subject to reassessment of the classification at that time.
•	Income Taxes. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based on the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. As of December 28, 2007, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet. Net increases to the valuation allowance were $4,983,000, $6,774,000 and $5,490,000 in 2007, 2006 and 2005, respectively.

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

but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. The Company’s policy is consistent with current accounting guidance as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An assessment was completed under the guidance of SFAS No. 144 for the year ended December 28, 2007, and no impairment was identified.
•	Goodwill. Goodwill, which has an indefinite life, is not amortized, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, the Company would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. The Company’s policy is consistent with current accounting guidance as prescribed by SFAS No. 142, Goodwill and Intangible Assets. During the fourth quarter of fiscal 2007, the Company performed its annual impairment test using the methodology prescribed by SFAS No. 142 and determined that its goodwill was not impaired. As of December 28, 2007, the carrying value of goodwill was $7.5 million.
•	Patents and Licenses. The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $7.5 million as of December 28, 2007. The company capitalizes the cost of acquiring patents and licenses. Amortization is computed on the straight-line basis over the estimated useful lives since the pattern in which the economic benefits realized cannot be reasonably determined, which are based on legal and contractual provisions, and range from 10 to 20 years. The Company reviews patents and licenses for impairment in the same assessment discussed above in the discussion above regarding Impairment of Long-Lived Assets. No impairment was identified during the review completed in the fourth quarter of 2007.
•	Employee Defined Benefit Plan. The Company has historically maintained a passive pension plan (“Swiss Plan”) covering employees of its Switzerland subsidiary which was classified and accounted for as a defined contribution plan. Based on new guidance obtained in the fourth quarter of fiscal year 2007 from the Swiss Auditing Chamber’s Auditing Practice Committee and its Accounting Practice Committee with respect to a change in Swiss pension law, the Company concluded that the features of the Swiss Plan now conform to a defined benefit plan. As a result, the Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”) effective October 1, 2007. This model allocates pension costs over the service period of employees in the plan. The underlying principle is that employees render service ratably over this period, and therefore, the income statement effects of pensions should follow a similar pattern.

SFAS No. 158 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position as of December 28, 2007, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company conformed the pension assets and liabilities to SFAS No. 158 and recorded a corresponding reduction of $371,000, net of tax, to the December 28, 2007 balance of accumulated other comprehensive income.

Due to adoption of SFAS No. 158 and the new accounting guidance relating to Swiss plan, the Company records a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of the Swiss Plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, and the long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for the Company as of December 29, 2007. The Company is currently assessing the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15 , 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of December 29, 2007, do not have a material effect on the Company’s consolidated financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position and results of operations when they become effective on January 3, 2009.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not affect disclosure requirements in other accounting standards. SFAS No. 159 will be effective for the Company’s next fiscal year starting on December 29, 2007, and it is currently evaluating whether it will adopt the fair value measurement option allowed by the standard.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. The Company is currently assessing the impact, if any, of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 will be effective for the Company’s 2009 fiscal year. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

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

Interest rate risk.  As of December 28, 2007, STAAR had $0 of foreign debt. STAAR’s $5 million principal amount of U.S. indebtedness under the Broadwood note bears a fixed interest rate of 7% and may be prepaid without penalty. Accordingly as of December 28, 2007, STAAR was not exposed to significant interest rate risk related to borrowings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of STAAR’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures”

section includes information concerning the controls and controls evaluation referred to in the certifications. Page F-3 of this Annual Report on Form 10-K sets forth the report of BDO Seidman, LLP, our independent registered public accounting firm, regarding its audit of STAAR’s internal control over financial reporting. This section should be read in conjunction with the certifications and the BDO Seidman, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on 10-K, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management Report on Internal Control over Financial Reporting

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for STAAR Surgical Company and its subsidiaries (the “Company”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2007, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2007.

BDO Seidman LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company contained in this report on Form 10-K, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting. Its report is included herein.

Remediation of Material Weakness Regarding Control Over and In German Subsidiary

We reported a material weakness in internal control over financial reporting due to our failure to design and maintain controls over our German subsidiary sufficient to detect and prevent management override and fraud in Item 9A — Controls and Procedures of our Annual Report on Form 10-K/A for the fiscal year ended December 29, 2006 and in Item 4 — Controls and Procedures of the Quarterly Report on Form 10-Q for the period ended March 30, 2007. In Item 4 — Controls and Procedures of the two subsequent Quarterly Reports on Form 10-Q we reported that notwithstanding remedial measures we could not yet conclude that the weakness had been rectified. In response to the material weakness, we instituted additional control procedures over our German subsidiary including enhanced monitoring and oversight by our Swiss and U.S. operations, hired a new management team, enhanced our whistleblower program, made site visits to monitor and reinforce policies, and reinforced the certification process around accountability for maintaining an ethical environment. Based on the foregoing, our management has concluded that the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Except for the controls and procedures implemented to remediate the material weakness that existed as of December 29, 2006, there was no change during the fiscal quarter ended December 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information in Item 10 is incorporated herein by reference to the section entitled “Proposal One — Election of Directors” contained in the proxy statement (the “Proxy Statement”) for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 28, 2007.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Page
(1) Financial statements required by Item 15 of this form are filed as a separate part of this report following Part IV:
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 28, 2007 and at December 29, 2006	F-4
Consolidated Statements of Operations for the years ended December 28, 2007, December 29, 2006, and December 30, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 28, 2007, December 29, 2006, and December 30, 2005	F-6
Consolidated Statements of Cash Flows for the years ended December 28, 2007, December 29, 2006, and December 30, 2005	F-7
Notes to Consolidated Financial Statements	F-8
(2) Schedules required by Regulation S-X are filed as an exhibit to this report:
I. Independent Registered Public Accounting Firm Report on Schedule	F-39
II. Schedule II — Valuation and Qualifying Accounts and Reserves	F-40

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and the notes thereto.

(3)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement dated April 25, 2007 by and between the Company and Pacific Growth Equities LLC.(1)
3.1	Certificate of Incorporation, as amended to date*
3.2	By-laws, as amended to date(2)
4.1	Certificate of Designation of Series A Convertible Preferred Stock.*
†4.2	1991 Stock Option Plan of STAAR Surgical Company(3)
†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(4)
4.4	Form of Certificate for Common Stock, par value $0.01 per share(5)
†4.5	2003 Omnibus Equity Incentive Plan and form of Option Grant and Stock Option Agreement(6)
10.3	Indenture of Lease dated September 1, 1993, by and between the Company and FKT Associates and First through Third Additions Thereto(7)
10.4	Second Amendment to Indenture of Lease dated September 21, 1998, by and between the Company and FKT Associates(7)
10.5	Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates(8)
10.6	Fourth Amendment to Indenture of Lease dated September 30, 2006, by and between the Company and FKT Associates.*
10.7	Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto(9)
10.8	Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(8)
10.9	Seventh Lease Addition to Indenture of Lease dated September 30, 2006, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984*
10.10	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC(8)
10.11	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)

Exhibit No.	Description
10.12	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)
10.13	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)
10.14	Commercial Lease Agreement dated November 29, 2000, between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG(10)
10.15	Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex(11)
10.16	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(12)
†10.23	Stock Option Plan and Agreement for Chief Executive Officer dated November 13, 2001, between the Company and David Bailey(13)
†10.24	Stock Option Certificate dated August 9, 2001, between the Company and David Bailey(10)
†10.25	Stock Option Certificate dated January 2, 2002, between the Company and David Bailey(10)
†10.27	Amended and Restated Stock Option Certificate dated February 13, 2003, between the Company and David Bailey(10)
†10.36	Offer of Employment dated July 12, 2002, from the Company to Nick Curtis(10)
†10.37	Amendment to Offer of Employment dated February 14, 2003 from the Company to Nick Curtis(10)
†10.42	Form of Indemnification Agreement between the Company and certain officers and directors(10)
†10.47	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited CAN 006 391 928 and Philip Butler Stoney(14)
†10.48	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited CAN 006 391 928 and Robert William Mitchell(14)
10.58	Loan Agreement between Deutsche Postbank AG and Domilens GmbH dated August 30, 2005(15)
10.59	Standard Industrial/Commercial Multi Tenant Lease — Gross dated October 6, 2005, entered into between the Company and Z & M LLC(15)
10.61	Addendum No. 1 to Commercial Leases between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG related to Domilens headquarters facilities, dated as of December 13, 2005.(16)
10.63	Promissory Note between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007.(17)
10.64	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007.(17)
10.65	Share Purchase Agreement dated October 25, 2007 by and between Canon Marketing Japan Inc. and Canon Inc. as Sellers and STAAR Surgical Company as Buyer.(18)
10.66	Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated as of November 27, 2007.(19)
10.67	Executive Employment Agreement by and between the Company and David Bailey, dated as of November 27, 2007.(19)
10.68	Senior Promissory Note between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007.(20)
10.69	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007.(20)
14.1	Code of Ethics(10)
21.1	List of Significant Subsidiaries*
23.1	Consent of BDO Seidman, LLP*
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan or arrangement
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request
(1)	Incorporated by reference from to the Company’s Current Report on Form 8-K, filed under Item 1.01 on April 26, 2007.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed on May 23, 2006.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed on March 11, 1994.
(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed on May 1, 1998.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed on April 18, 2003.
(6)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on June 18, 2003, as filed on May 19, 2003.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004, as filed on March 30, 2005.
(11)	Incorporated by reference from the Company’s Amendment No. 1 to Annual Report on Form 10-K/A, for the year ended December 29, 2000, as filed on May 9, 2001.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended December 29, 2000, as filed on March 29, 2001.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28, 2001, as filed on March 28, 2002.
(14)	Incorporated by reference to the Company’s Quarterly Report for the period ended April 2, 2004, as filed on May 12, 2004.
(15)	Incorporated by reference to the Company’s Quarterly Report for the period ended September 30, 2005, as filed on November 9, 2005.
(16)	Incorporated by reference to the Company’s Quarterly Report for the period ended March 31, 2006, as filed on May 10, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

 STAAR SURGICAL COMPANY

Date: March 12, 2008	By: /s/ Barry G. Caldwell Barry G. Caldwell President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Barry G. Caldwell Barry G. Caldwell	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2008
/s/ Deborah Andrews Deborah Andrews	Chief Financial Officer (principal accounting and financial officer)	March 12, 2008
/s/ Don Bailey Don Bailey	Chairman of the Board, Director	March 12, 2008
/s/ David Bailey David Bailey	Director, President, International Operations	March 12, 2008
/s/ Donald Duffy Donald Duffy	Director	March 12, 2008
/s/ John C. Moore John C. Moore	Director	March 12, 2008
/s/ David Morrison David Morrison	Director	March 12, 2008

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007,
December 29, 2006 and December 30, 2005

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 28, 2007 and at December 29, 2006	F-4
Consolidated Statements of Operations for the Years Ended December 28, 2007, December 29, 2006, and December 30, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the Years Ended December 28, 2007, December 29, 2006, and December 30, 2005	F-6
Consolidated Statements of Cash Flows for the Years Ended December 28, 2007, December 29, 2006, and December 30, 2005	F-7
Notes to Consolidated Financial Statements	F-8
Report on Schedule II — Valuation and Qualifying Accounts and Reserves	F-40

STAAR SURGICAL COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
STAAR Surgical Company
Monrovia, CA

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and Subsidiaries (“the Company”) as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three year period ended December 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STAAR Surgical Company and Subsidiaries as of December 28, 2007 and December 29, 2006, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three year period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

As more fully disclosed in Note 9 to the consolidated financial statements, effective December 30, 2006, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. As more fully disclosed in Note 10 to the consolidated financial statements, effective December 30, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). As more fully disclosed in Note 11 to the consolidated financial statements, effective December 30, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California
March 12, 2008

STAAR SURGICAL COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
STAAR Surgical Company
Monrovia, CA

We have audited STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). STAAR Surgical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, STAAR Surgical Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STAAR Surgical Company as of December 28, 2007 and December 29, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three year period ended December 28, 2007, and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California
March 12, 2008

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 28, 2007 and December 29, 2006

	2007	2006
	(In Thousands, Except Par Value Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,895	$7,758
Short-term investments — restricted	150	150
Accounts receivable trade, net	6,898	6,524
Inventories	12,741	12,939
Prepaids, deposits and other current assets	1,610	1,923
Total current assets	32,294	29,294
Investment in joint venture	—	397
Property, plant and equipment, net	5,772	5,846
Patents and licenses, net	3,959	4,439
Goodwill	7,534	7,534
Advance payment for acquisition of Canon Staar (Note 18)	4,000	—
Other assets	620	260
Total assets	$54,179	$47,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$1,802
Accounts payable	4,823	5,055
Deferred income taxes — current	102	179
Obligations under capital leases — current	822	500
Other current liabilities	5,541	7,395
Total current liabilities	11,288	14,931
Notes payable — long-term, net of discount	4,166	—
Obligations under capital leases — long-term	1,311	957
Deferred income taxes — long-term	570	—
Other long-term liabilities	619	122
Total liabilities	17,954	16,010
Commitments, contingencies and subsequent events (Notes 10, 12 and 18)
Series A convertible preferred stock $.01 par value, 10,000 shares authorized, none issued or outstanding	—	—
Stockholders’ equity:
Common stock, $.01 par value; 60,000 and 60,000 shares authorized; issued and outstanding 29,488 and 25,618 shares	295	256
Additional paid-in capital	137,075	117,312
Accumulated other comprehensive income	1,551	889
Accumulated deficit	(102,696)	(86,697)
Total stockholders’ equity	36,225	31,760
Total liabilities and stockholders’ equity	$54,179	$47,770

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

	2007	2006	2005
	(In Thousands, Except Per Share Amounts)
Net sales	$59,363	$56,951	$51,303
Cost of sales	30,097	30,801	27,517
Gross profit	29,266	26,150	23,786
Selling, general and administrative expenses:
General and administrative	12,951	10,891	9,727
Marketing and selling	23,723	22,112	18,552
Research and development	6,711	7,080	5,573
Note reserves (reversals)	—	(331)	746
Total selling, general and administrative expenses	43,385	39,752	34,598
Operating loss	(14,119)	(13,602)	(10,812)
Other (expense) income:
Equity in operations of joint venture	(280)	114	158
Interest income	336	293	453
Interest expense	(486)	(261)	(170)
Other (expense) income, net	(607)	(51)	413
Total other (expense) income, net	(1,037)	95	854
Loss before income taxes and minority interest	(15,156)	(13,507)	(9,958)
Provision for income taxes	843	1,537	1,239
Minority interest	—	—	(22)
Net loss	$(15,999)	$(15,044)	$(11,175)
Loss per share:
Basic and diluted	$(0.57)	$(0.60)	$(0.47)
Weighted average shares outstanding
Basic and diluted	28,121	25,227	23,704

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Years Ended December 28, 2007, December 29, 2006, and December 30, 2005

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Notes Receivable	Total
	(In Thousands)
Balance, at December 31, 2004	20,664	$207	$98,691	$1,024	$(60,478)	$(1,604)	$37,840
Comprehensive loss:
Net loss	—	—	—	—	(11,175)	—	(11,175)
Foreign currency translation adjustment	—	—	—	(878)	—	—	(878)
Total comprehensive loss							(12,053)
Common stock issued upon exercise of options	36	—	130	—	—	—	130
Common stock issued as payment for services	13	—	77	—	—	—	77
Stock-based consultant expense	—	—	203	—	—	—	203
Net proceeds from private placement	4,100	41	13,333	—	—	—	13,374
Restricted stock grants	6	—	37	—	—	—	37
Deferred compensation	—	—	(37)	—	—	—	(37)
Proceeds from notes receivable, net	—	—	—	—	—	130	130
Accrued interest on notes receivable	—	—	—	—	—	(81)	(81)
Notes receivable reserve	—	—	—	—	—	746	746
Balance, at December 30, 2005	24,819	248	112,434	146	(71,653)	(809)	40,366
Net loss	—	—	—	—	(15,044)	—	(15,044)
Foreign currency translation adjustment	—	—	—	743	—	—	743
Total comprehensive loss							(14,301)
Common stock issued upon exercise of options	753	8	2,882	—	—	—	2,890
Stock-based compensation	—	—	1,996	—	—	—	1,996
Restricted stock grants	46	—	—	—	—	—	—
Proceeds from notes receivable, net	—	—	—	—	—	1,181	1,181
Accrued interest on notes receivable	—	—	—	—	—	(41)	(41)
Notes receivable reserve reversal	—	—	—	—	—	(331)	(331)
Balance, at December 29, 2006	25,618	256	117,312	889	(86,697)	—	31,760
Net loss	—	—	—	—	(15,999)	—	(15,999)
Foreign currency translation adjustment	—	—	—	1,033	—	—	1,033
Total comprehensive loss							(14,966)
Adoption of SFAS No. 158 (Note 10)	—	—	—	(371)	—	—	(371)
Common stock issued upon exercise of options	163	2	582	—	—	—	584
Restricted stock cancelled	(9)	—	—	—	—	—	—
Issuance of warrant — Broadwood	—	—	842	—	—	—	842
Common stock issued as payment for services	47	—	125	—	—	—	125
Net proceeds from public offering	3,600	36	16,577	—	—	—	16,613
Stock-based compensation	—	—	1,637	—	—	—	1,637
Restricted stock grants	69	1	—	—	—	—	1
Balance, at December 28, 2007	29,488	$295	$137,075	$1,551	$(102,696)	$—	$36,225

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

	2007	2006	2005
	(In Thousands)
Cash flows from operating activities:
Net loss	$(15,999)	$(15,044)	$(11,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,001	1,889	2,010
Amortization of intangibles	481	481	480
Amortization of discount	26	—	—
Deferred income taxes	493	179	—
Minority interest	—	—	(22)
Loss on extinguishment of debt	215	—	—
Fair value adjustment of warrant	(182)	—	—
Change in pension accounting	179	—	—
Loss on disposal of property and equipment	307	190	90
Equity in operations of joint venture	280	(114)	(158)
Stock-based compensation expense	1,456	1,856	203
Common stock issued for services	125	—	77
Notes receivable reserve (reversal)	—	(331)	746
Other	32	(44)	(81)
Changes in working capital:
Accounts receivable	(210)	(1,233)	807
Inventories	861	2,502	(450)
Prepaids, deposits and other current assets	330	(7)	170
Accounts payable	(637)	926	(1,155)
Other current liabilities	(942)	681	910
Net cash used in operating activities	(11,184)	(8,069)	(7,548)
Cash flows from investing activities:
Acquisition of property and equipment	(691)	(786)	(1,203)
Advance payment on acquisition of Canon Staar Joint Venture	(4,000)	—	—
Deferred acquisition costs of Canon Staar	(197)	—	—
Sale of property and equipment	72	—	—
Dividends received from joint venture	117	—	—
Net change in other assets	24	(105)	15
Purchase of short-term investments	—	(193)	(15,300)
Sale of short-term investments	—	43	20,425
Proceeds from notes receivable	—	1,181	130
Net cash provided by (used in) investing activities	(4,675)	140	4,067
Cash flows from financing activities:
Borrowings under notes payable	9,000	—	—
Repayment of notes payable	(4,000)	—	—
Repayment of note issued in connection with purchase minority interest in subsidiary	(972)	—	—
Borrowings (payments) under line of credit	(1,798)	(95)	(1,265)
Repayment of capital lease lines of credit	(692)	—	—
Proceeds from the exercise of stock options and warrants	584	2,890	130
Net proceeds from public and private sale of equity securities	16,613	—	13,374
Net cash provided by financing activities	18,735	2,795	12,239
Effect of exchange rate changes on cash and cash equivalents	261	184	(237)
Increase (decrease) in cash and cash equivalents	3,137	(4,950)	8,521
Cash and cash equivalents, at beginning of year	7,758	12,708	4,187
Cash and cash equivalents, at end of year	$10,895	$7,758	$12,708

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies

Organization and Description of Business

STAAR Surgical Company and Subsidiaries (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing intraocular lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with cataracts, refractive conditions and glaucoma. Products sold by the Company for use in restoring vision adversely affected by cataracts include its line of silicone and Collamer IOLs, the Preloaded Injector (a three-piece silicone IOL preloaded into a single-use disposable injector), STAARVISC® II, a viscoelastic material, and Cruise Control, a disposable filter which allows for a faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment utilizing Venturi and peristaltic pump technologies. Products sold by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the VisianTM ICL (“ICL”) and the VisianTM TICL (“TICL”). The Company’s AquaFlowTM Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid thereby reducing intraocular pressure, which otherwise may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

As of December 28, 2007, the Company’s significant subsidiaries consisted of STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide, including Collamer IOLs, the ICL and the AquaFlow device, and Domilens GmbH, an indirect wholly owned subsidiary, which distributes both STAAR products and products from other ophthalmic manufacturers in Germany.

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

In 2001, the parties entered into a settlement agreement whereby (i) they reconfirmed the Joint Venture Agreement and the Technical Assistance and License Agreement, (ii) they agreed that the Company would

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies  – (continued)

promptly commence the transfer of STAAR’s technology to the joint venture, (iii) the Company granted the joint venture an exclusive license to make any products in China and sell such products in Japan and China (subject to STAAR’s existing licenses and the existing rights of third parties), (iv) the Company agreed to provide the joint venture with raw materials under a supply agreement to be entered into with the joint venture, (v) Canon Marketing is to enter into a distribution agreement with the joint venture providing a minimum 50 – 70% share of sales revenue to the joint venture and having such other terms as unanimously approved by the directors of the joint venture, and (iv) the parties settled certain patent disputes.

The joint venture has a single class of capital stock, of which STAAR owns 50%. Accordingly, STAAR is entitled to 50% of any dividends or distributions by the joint venture and 50% of the proceeds of any liquidation. As further discussed in Note 18, on December 29, 2007 (fiscal year 2008), the Company acquired the remaining 50% of the joint venture.

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

Foreign Currency

The functional currency of the Company and its subsidiaries is the local currency, except for the Company’s Swiss subsidiary which is the U.S. dollar. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income. During 2007, 2006 and 2005, the net foreign translation gain (loss) was $1,033,000, $743,000 and ($878,000), respectively, and net foreign currency transaction gain (loss), included in the statement of operations in other (expense) income, net, was ($295,000), ($65,000) and $334,000, respectively.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectability is reasonably assured in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). The Company records revenue from product sales when title and risk of ownership has been transferred, which is typically at shipping point.

The Company’s products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs may be offered to surgeons and hospitals on a consignment basis. In accordance with SAB No. 104, the Company recognizes revenue for consignment inventory when the IOL is implanted during surgery and not upon shipment to the surgeon.

ICLs are sold only to certified surgeons who have completed requisite training. STAAR ships ICLs only for use by surgeons who have already been certified, or for use in scheduled training surgeries. As a result, STAAR does not face the risk that the revenue it recognizes on shipment of ICLs could be reversed because of a surgeon’s failure to qualify for its use.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies  – (continued)

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

The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment history and credit worthiness, as determined by the Company’s review of its customers’ current credit information. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. For example, estimates are used in determining valuation allowances for uncollectible trade receivables, obsolete inventory, deferred income taxes and tax reserves. Estimates are also used in the evaluation of asset impairment, in determining the useful life of depreciable assets, and in calculating stock-based compensation. Actual results could differ materially from those estimates.

Segment Reporting

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS No. 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Although the Company has expanded its marketing focus beyond the cataract market to include the refractive and glaucoma markets, the ophthalmic surgery market remains its primary source of revenues and, accordingly, the Company operates as one business segment (see Note 17).

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

Fair Value of Financial Instruments

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, capital leases, and notes payable approximate their fair values because of the short maturity of these instruments.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies  – (continued)

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation on property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the assets as noted below. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease term. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred.

Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets:

Machinery and equipment	10 years
Furniture and equipment	7 years
Computer and peripherals	3 – 5 years
Leasehold improvements	(a)

(a)	Leasehold improvements are depreciated over the shorter of the useful life of the asset or the term of the associated leases.

Demonstration Equipment

In the normal course of business, the Company maintains demonstration equipment, primarily phacoemulsification surgical equipment, for the purpose and intent of selling similar equipment or related products to the customer in the future. Demonstration equipment is not held for sale and is recorded as property, plant and equipment. The assets are amortized utilizing the straight-line method over their estimated economic life not to exceed three years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”

Goodwill, which has an indefinite life, is not amortized but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS No. 142, the Company has determined that its reporting units have similar economic characteristics and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies  – (continued)

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

During the fourth quarter of fiscal 2007, the Company performed its annual impairment test using the methodology prescribed by SFAS No. 142 and determined that its goodwill was not impaired. As of December 28, 2007, the carrying value of goodwill was $7.5 million.

The Company also has other intangible assets consisting of patents and licenses, with a gross book value of $11.5 million and accumulated amortization of $7.5 million and $7.0 million as of December 28, 2007 and December 29, 2006, respectively. The Company capitalizes the costs of acquiring patents and licenses. Amortization is computed on the straight-line basis over the estimated useful lives, since the pattern in which the economic benefits realized cannot be reasonably determined, which are based on legal and contractual provisions, and range from 10 to 20 years. Aggregate amortization expense for amortized other intangible assets was $481,000, $481,000 and $480,000 for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2008	$481
2009	481
2010	380
2011	380
2012	380
Total	$2,102

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

There were no impairments of long-lived assets identified during the years ended December 28, 2007 and December 29, 2006.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and credit carryforwards in accordance with SFAS No. 109 “Accounting for Income Taxes.” A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies  – (continued)

or all of the deferred tax asset may not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

Basic and Diluted Loss Per Share

The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted number of shares outstanding. As the Company was in a loss position, potential common shares of 3.6 million, 2.6 million, and 3.9 million for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively, were excluded from the computation as the shares would have had an anti-dilutive effect.

Employee Defined Benefit Plan

The Company has historically maintained a passive pension plan (“Swiss Plan”) covering employees of its Switzerland subsidiary which was classified and accounted for as a defined contribution plan. Based on new guidance obtained in the fourth quarter of fiscal year 2007 from the Swiss Auditing Chamber’s Auditing Practice Committee and its Accounting Practice Committee with respect to a change in Swiss pension law, the Company concluded that the features of the Swiss Plan now conform to a defined benefit plan. As a result, the Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”) effective October 1, 2007. This model allocates pension costs over the service period of employees in the plan. The underlying principle is that employees render service ratably over this period, and therefore, the income statement effects of pensions should follow a similar pattern.

SFAS No. 158 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position as of December 28, 2007, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company conformed the pension assets and liabilities to SFAS No. 158 and recorded a corresponding reduction of $371,000, net of tax, to the December 28, 2007 balance of accumulated other comprehensive income. (see Note 10)

Due to adoption of SFAS No. 158 and the new accounting guidance relating Swiss pension law changes, the Company records a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of the Swiss Plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, and the long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

Stock Based Compensation

Effective December 31, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 30, 2005 is based on the grant-date fair value estimated in accordance with the provisions of

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies  – (continued)

SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. Prior to the adoption of SFAS No. 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R. (See Note 11)

The Company accounts for options granted to persons other than employees and directors under SFAS No. 123 and EITF No. 98-16, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services. As such, the fair value of such options is periodically remeasured using the Black-Scholes option-pricing model and income or expense is recognized over the vesting period.

Accounting for Warrants

The Company accounts for the issuance of Company derivative equity instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The Company has agreed to use its best efforts to register and maintain registration of the common shares underlying certain warrants (the “Warrant Shares”) that were issued by the Company with debt instruments, so that the warrant holder may freely sell the Warrant Shares if the warrant is exercised, and the Company agreed that in any event it would secure effective registration within four months of issuance. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to register the Warrant Shares, it does not specifically preclude cash settlement. As a result EITF 00-19 requires the Company to assume that in the absence of effective registration it may be required to settle the these warrants for cash when they are exercised. Accordingly, the Company’s agreement to register and maintain registration of the Warrant Shares without express terms for settlement in the absence of effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The Company has issued other warrants under an agreement that expressly provides that if the Company fails satisfy registration requirements the Company will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. The Company accounts for those warrants as equity because additional shares are the only form of settlement available to the holder. The Company uses the Black-Scholes option pricing model as the valuation model to estimate the fair value of those warrants. The Company evaluates the balance sheet classification of the warrants during each reporting period. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the relevant warrant agreement. The risk-free rate of return for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period. Any gains or losses resulting from the changes in fair value of the warrants classified as a liability from period to period are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued. Once registration becomes effective for the resale of warrant shares, the Company will be obligated to use its best efforts to maintain registration, and at that point the Company believes it will be appropriate to reclassify the liability warrants to equity subject to reassessment of the classification at that time.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies  – (continued)

statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies  – (continued)

Comprehensive loss and its components consist of the following (in thousands):

	2007	2006	2005
Net loss	$(15,999)	$(15,044)	$(11,175)
Foreign currency translation adjustment	1,033	743	(878)
Comprehensive loss	$(14,966)	$(14,301)	$(12,053)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of December 29, 2007. The Company is currently assessing the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15 , 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of December 29, 2007, do not have a material effect on the Company’s consolidated financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position and results of operations when they become effective on January 3, 2009.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not affect disclosure requirements in other accounting standards. SFAS No. 159 will be effective for the Company’s its next fiscal year starting on December 29, 2007, and it is currently evaluating whether it will adopt the fair value measurement option allowed by the standard.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies  – (continued)

allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. The Company is currently assessing the impact, if any, of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 will be effective for the Company’s 2009 fiscal year. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

Prior Year Reclassifications

Certain reclassifications have been made to the prior financial statement information to conform with current period presentation.

Note 2 — Short-Term Investments — Restricted

Short-term investments consist of a 12-month Certificate of Deposit with a 4.5% interest rate to collateralize capital leases funded under a lease line of credit with Mazuma Capital Corporation (see Note 8). The short-term investments are classified as held to maturity, carried at amortized cost, and approximate fair value.

Note 3 — Accounts Receivable — Trade, net

Accounts receivable consisted of the following at December 28, 2007 and December 29, 2006 (in thousands):

	2007	2006
Domestic	$2,116	$2,880
Foreign	5,466	4,334
	7,582	7,214
Less allowance for doubtful accounts and sales returns	684	690
	$6,898	$6,524

Note 4 — Inventories

Inventories consisted of the following at December 28, 2007 and December 29, 2006 (in thousands):

	2007	2006
Raw materials and purchased parts	$914	$690
Work in process	2,035	1,669
Finished goods	9,792	10,580
	$12,741	$12,939

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 5 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following at December 28, 2007 and December 29, 2006 (in thousands):

	2007	2006
Prepaids and deposits	$1,330	$1,455
Other current assets	280	468
	$1,610	$1,923

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 28, 2007 and December 29, 2006 (in thousands):

	2007	2006
Machinery and equipment	$14,250	$13,053
Furniture and fixtures	6,491	5,985
Leasehold improvements	4,998	4,952
	25,739	23,990
Less accumulated depreciation	19,967	18,144
	$5,772	$5,846

Depreciation expense for each of the years ended December 28, 2007, December 29, 2006, and December 30, 2005 was approximately $2.0 million.

Note 7 — Investment in Joint Venture

The Company owns a 50% equity interest in a joint venture, the Canon Staar Co., Inc. (“CSC”), with Canon Inc. and Canon Marketing Japan Inc., together the “Canon Companies” (see Note 1). The investment in the Japanese joint venture is accounted for using the equity method of accounting. The Company records its share of investment income or loss based on its 50% ownership in the joint venture; however, no losses are recognized to the extent they exceed the carrying value of the investment as the Company has no obligation to fund operating losses and no other commitments or guarantees to CSC. Therefore, no losses exceeding the investment balance are recorded. Dividends received are recorded under the equity method as a reduction to the investment. The principal difference between 50% of the equity balance recorded on CSC’s financial statements and the Company’s recorded investment in the joint venture relates to the fiscal year 2000 write down of the investment of approximately $3.6 million due to disputes between the Company and the Canon Companies. The disputes were subsequently resolved in late 2001.

The financial statements of CSC include the following information (in thousands):

	2007	2006
Current assets	$6,768	$6,507
Non-current assets	707	2,986
Current liabilities	3,465	1,143
Non-current liabilities	840	778
Net sales	8,086	10,368
Gross profit	3,399	5,461
(Loss) Income from operations	(1,832)	483
Net (Loss) Income	$(1,916)	$228

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 7 — Investment in Joint Venture  – (continued)

For 2007, the Company’s share of the loss on its investment in CSC was $958,000, of which only $280,000 was recorded to reduce the Company’s investment in CSC to zero.

The Company’s equity in earnings of the joint venture for years with net income was calculated as follows (in thousands):

	2007	2006	2005
Joint venture net (loss) income	$(1,916)	$228	$316
Equity interest	50%	50%	50%
Equity in operations of joint venture	$(958)*	$114	$158

*	Limited to Staar’s carrying value in the joint venture investment, which was written off in fiscal year 2007 to zero by recognizing an investment loss in the amount of $280,000, net of dividends received of $117,000.

The Company received dividends of $117,000, $0 and $0 in 2007, 2006 and 2005, respectively.

The Company recorded sales of certain IOL products to CSC of approximately $96,000, $67,000 and $180,000 in fiscal years 2007, 2006 and 2005, respectively.

The Company purchased preloaded injectors from CSC in the amount of $2.7 million, $2.2 million, and $2.0 million in fiscal years 2007, 2006, and 2005, respectively.

The Company owed CSC $0 and $702,000 as of December 28, 2007 and December 29, 2006, respectively, for purchases of preloaded injectors.

As further discussed in Note 18, on December 29, 2007 (fiscal year 2008), the Company acquired the remaining 50% of the joint venture.

Note 8 — Notes Payable

Credit Facilities

The Company has credit facilities with different lenders to support operations in the U.S. and Germany.

Broadwood Loan Notes

On March 21, 2007, STAAR entered into a loan arrangement with Broadwood Partners, L.P. (“Broadwood”). Pursuant to a Promissory Note (the “March 2007 Note”) between STAAR and Broadwood, Broadwood loaned $4 million to STAAR. The March 2007 Note had a term of three years and bore interest at a rate of 10% per annum, payable quarterly. The March 2007 Note was not secured by any collateral, may be pre-paid by STAAR at any time without penalty, and was not subject to covenants based on financial performance or financial condition (except for insolvency). The March 2007 Note was repaid by STAAR on June 27, 2007.

As additional consideration for the loan, STAAR also entered into a Warrant Agreement (the “March 2007 Warrant Agreement”) with Broadwood granting the right to purchase up to 70,000 shares of STAAR’s Common Stock at an exercise price of $6.00 per share, exercisable for a period of six years, with additional warrants issuable to Broadwood if the March 2007 Note remained outstanding beginning June 30, 2007. Due to the repayment of the March 2007 Note on June 27, 2007, no additional warrants are issuable to Broadwood by STAAR. The warrant agreement also provides that STAAR will register the shares underlying the warrant agreement for resale with the SEC by a specified date and maintain registration. Accordingly, in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the warrant is accounted for as a liability because the Company is required to assume that a warrant exercised when registration requirements have not been satisfied may be settled in cash. The warrant liability must be revalued at

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 8 — Notes Payable  – (continued)

each reporting period with changes in fair value being reflected in the consolidated statements of operations. STAAR used the Black-Scholes valuation model to estimate the warrant’s fair value as of and subsequent to the issuance date. As of March 21, 2007 the fair value of the warrant liability approximated $250,000 with the residual amount of the total $4 million in proceeds, or $3.75 million being allocated to the March 2007 Note. The $250,000 was treated as an additional discount on the loan and the unamortized balance of $215,000 was written off and included in other expenses, net, when the loan was paid off in June 2007. The fair value of the warrant as of December 28, 2007 approximated $68,000, with the change in value of $182,000 recorded in other income.

The fair value of the warrant was estimated on March 21, 2007 (issuance date) and December 28, 2007 using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the agreement. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period.

	As of March 21, 2007	As of December 28, 2007
Expected dividends	0%	0%
Expected volatility	73.3%	62.5%
Risk-free rate	4.45%	3.77%
Remaining life (in years)	6.0	5.25

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”) pursuant to a Senior Promissory Note (the “Note”) between the Company and Broadwood. The borrowed funds were used to finance the cash consideration and related transaction costs in the Company’s purchase of the remaining interests of the Canon companies in its Canon Staar Co., Inc. joint venture. The Note has a term of three years and bears interest at a rate of 7% per annum. The Note is not secured by any collateral, may be pre-paid by the Company at any time without penalty, and is not subject to covenants based on financial performance or financial condition (except for insolvency). The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood.

Based on representations made by Broadwood in the Promissory Note, on the date of the transaction Broadwood beneficially owned 4,396,231 shares of the Company’s common stock, comprising 15% of the Company’s common stock as of December 14, 2007. Based on publicly available information filed by Broadwood, Neal Bradsher, President of Broadwood Partners, L.P., may have been deemed to beneficially own all of the 4,396,231 shares.

As additional consideration for the loan, the Company also entered into a Warrant Agreement (the “December 2007 Warrant Agreement”) with Broadwood granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The December 2007 Note also provides that if the Company has an indebtedness outstanding on June 29, 2009, it will issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding. The December 2007 Warrant Agreement also provides that the Company will register the underlying shares of the warrants covering the resale of the warrant shares with the SEC within 150 days of issuance of the warrants and maintain effective registration and if not registered by the specified date, the Company is only obligated to issue additional 30,000 warrants per month for each month that the Company remains non compliant with the registration requirement through the term of the warrants (2,013,000 maximum shares that may be issued).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 8 — Notes Payable  – (continued)

The December 2007 warrant has been accounted for as an equity instrument in accordance with the provisions of EITF 00-19. Additionally, in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the total $5 million proceeds were allocated to the December 2007 Warrant and Note based on their relative fair values, approximating $842,000 and $4.2 million on the issuance date, respectively. The $842,000 was treated as an additional discount on the loan and will be amortized using the effective interest method over the life of the loan. The Company believes that it is not probable that it will issue any additional warrants related to the aforementioned stock registration requirements and therefore no contingent liability is accrued as of December 28, 2007.

The fair value of the warrant was estimated on December 14, 2007, issuance date, using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the agreement. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period.

As of December 14, 2007
Expected dividends	0%
Expected volatility	67.3%
Risk-free rate	3.88%
Remaining life (in years)	6.0

The Company’s lease agreement with Farnam Street Financial, Inc., as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a three-year term. Under the agreement, the Company has the option to purchase any item of the leased property, at the end of the respective items lease terms, at a mutually agreed fair value. On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provides for additional purchases of $800,000 during the next fiscal year. The terms of this new schedule conform to the amended agreement dated October 9, 2006. Approximately $364,000 in borrowings were available under this facility as of December 28, 2007.

The Company’s lease agreement with Mazuma Capital Corporation, as amended on August 16, 2006, provides for purchases of up to $301,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a two-year term. The Company was required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of December 28, 2007, the Company had a certificate of deposit for approximately $150,000 recorded as “short-term investment —  restricted” with a 12-month term at a fixed interest rate of 4.5%. The agreement also provides that the Company may elect to purchase any item of the leased property at the end of its lease term for $1. No borrowings were available under this facility as of December 28, 2007.

The Company’s German subsidiary, Domilens, entered into a credit agreement on August 30, 2005. The renewed credit agreement provides for borrowings of up to 100,000 EUR ($145,000 at the rate of exchange on December 28, 2007), at a rate of 8.5% per annum and does not have a termination date. The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not secured. There were no borrowings outstanding as of December 28, 2007 and December 29, 2006 and the full amount of the line was available for borrowing as of December 28, 2007.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 8 — Notes Payable  – (continued)

The Company was in compliance with the covenants of these credit facilities as of December 28, 2007.

Note 9 — Income Taxes

The provision for income taxes consists of the following (in thousands):

	2007	2006	2005
Current tax provision:
U.S. federal	$—	$—	$—
State	6	17	18
Foreign	344	1,341	1,221
Total current provision	350	1,358	1,239
Deferred tax provision:
U.S. federal and state	—	—	—
Foreign	493	179	—
Total deferred provision	493	179	—
Provision for income taxes	$843	$1,537	$1,239

As of December 28, 2007, the Company had $107.7 million of federal net operating loss carryforwards available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts between 2020 and 2026.

The Company had a net income taxes payable at December 28, 2007 of $363,000 and net income tax payable at December 29, 2006 of $830,000. Included in the Company’s 2006 foreign tax provision is approximately $700,000 in additional taxes that assessed by the German Ministry of Finance pursuant to the Domilens Investigation of which $465,000 was reversed in 2007 following a final assessment.

The provision (benefit) for income before taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	2007		2006		2005
Computed provision for taxes based on income at statutory rate	34.0%	$(5,153)	34.0%	$(4,592)	34.0%	$(3,386)
Increase (decrease) in taxes resulting from:
Permanent differences	(0.3)	46	(1.6)	210	(0.2)	19
State taxes, net of federal income tax benefit	—	4	(0.1)	11	(0.1)	12
Tax effect attributed to foreign operations	3.3	(502)	(5.4)	733	(3.0)	300
Foreign earnings previously considered permanently reinvested	(12.4)	1,883	—	—	—	—
Foreign dividend withholding	(3.8)	570	—	—	—	—
Other	(0.5)	67	—	—	(0.3)	29
Valuation allowance	(25.9)	3,928	(38.3)	5,175	(42.8)	4,265
Effective tax provision (benefit) rate	(5.6)%	$843	(11.4)%	$1,537	(12.4)%	$1,239

Included in the state tax provision is an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $372,000, $1,256,000 and $945,000 for 2007, 2006 and 2005, respectively. This results in a total state tax provision of $6,000 for 2007, $17,000 for 2006 and $18,000 for 2005.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 9 — Income Taxes  – (continued)

During the year ended December 28, 2007, the Company decided to adopt a plan to repatriate earnings from certain foreign subsidiaries commencing during the 2008 fiscal year. Such repatriations, previously considered indefinitely reinvested, are not expected to exceed $11.4 million. Withholding and U.S. taxes have been provided on such amount.

Undistributed earnings are considered to be indefinitely reinvested amount to $9.7 million. Accordingly, no provision of United States federal and state income taxes has been provided thereon. Such earnings would become taxable upon the sale or liquidation of these non-U.S. foreign subsidiaries or upon remittance of dividends. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of December 28, 2007 and December 29, 2006 are as follows (in thousands):

	2007	2006
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and sales returns	$77	$120
Inventory	881	675
Accrued vacation	260	238
Pension plan	121	—
Other	25	—
State taxes	3	3
Accrued expenses	—	99
Valuation allowance	(1,469)	(1,314)
Total current deferred tax liabilities	$(102)	$(179)
Non-current deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	43,795	36,515
Stock-based payments	1,098	691
Business, foreign and AMT credit carryforwards	801	879
Capitalized R&D	527	409
Reserve for restructuring costs	347	464
Contributions	164	89
Depreciation and amortization	(51)	75
Foreign tax withholding	(377)	—
Foreign earnings not permanently reinvested	(2,924)	—
Valuation allowance	(43,950)	(39,122)
Total non-current deferred tax liabilities	$(570)	$—

SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Cumulative losses weigh heavily in the assessment of the need for a valuation allowance. Due to the Company’s recent history of losses, the valuation allowance fully offsets the value of U.S. deferred tax assets on the Company’s balance sheet as of December 28, 2007. Further, under Federal Tax Law Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 9 — Income Taxes  – (continued)

Effective December 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of Statement of Financial Accounting Standards No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have an impact on the Company’s Consolidated Financial Statements.

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2004 – 2006
California	2003 – 2006
Germany	2006
Switzerland	2002 – 2006

Loss before income taxes are as follows (in thousands):

	2007	2006	2005
Domestic	$(17,418)	$(15,824)	$(12,665)
Foreign	2,262	2,317	2,707
	$(15,156)	$(13,507)	$(9,958)

Note 10 — Employee Benefit Plans

Defined Benefit Plan

The Company has historically maintained a passive pension plan covering employees of its Switzerland subsidiary (“Swiss Plan”) which was classified and accounted for as a defined contribution plan. Based on changes in Swiss pension law, during the fourth quarter of fiscal year 2007, the Company concluded that the features of the Swiss Plan now conform to a defined benefit plan. As a result, the Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”) effective October 1, 2007.

In accordance with SFAS No. 158, the Company recorded a corresponding reduction of $371,000, net of tax, to the December 28, 2007 balance of accumulated other comprehensive income.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 10 — Employee Benefit Plans  – (continued)

The incremental effect of applying SFAS No. 158 is as follows:

	Before Adoption of FAS 158	Adjustments	After Adoption of FAS 158
	(In Thousands)
Deferred income taxes - long term	$(691)	$121	$(570)
Other long-term liabilities	(69)	(550)	(619)
Total liabilities	(17,525)	(429)	(17,954)
Accumulated other comprehensive income	(1,922)	371	(1,551)
Accumulated deficit	102,638	58	102,696
Total stockholders’ equity	(36,654)	429	(36,225)
Total liabilities and stockholders’ equity	(54,179)	—	(54,179)

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on December 28, 2007 using the following assumptions:

2007
Discount rate	3.75%
Salary increases	2.00%
Expected return on plan assets	4.50%
Expected average remaining working lives in years	9.90

The discount rate of 3.75% is based on an assumed pension benefit maturity of 10 to 15 years. The rate was estimated using the rate of return for high quality Swiss corporate bonds that mature in eight years. This maturity was used as there are significant numbers of high quality Swiss bonds, but very few bonds issued with maturities with longer lives. As of December 28, 2007, the rate for high quality Swiss corporate bonds was 3.45%. In order to determine an appropriate discount rate, the eight year rate of return was then extrapolated along the yield curve of Swiss government bonds.

The salary increase rate of 2% was based on the Company’s best assessment for on-going increases over time.

The expected long-term rate of return on plan assets is based on the expected asset allocation and assumptions concerning long-term interest rates, inflation rates, and risk premiums for equities above the risk-free rates of return. These assumptions take into consideration historical long-term rates of return for relevant asset categories.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 10 — Employee Benefit Plans  – (continued)

At December 28, 2007, the projected benefit obligation was $2,960,000, accumulated benefit obligation was $2,688,000 and the fair value of the plan assets was $2,410,000. A summary of the changes in benefit obligation and plan assets is as follows (in thousands):

2007
Change in Projected Benefit Obligation for the Period from September 29, 2007 – December 28, 2007:
Projected benefit obligation, beginning of period	$—
Service cost	60
Interest cost	26
Participant contributions	46
Benefits (paid) deposited	19
Vested benefit deposit (initial assessment)	2,715
Impact of currency exchange rate changes	94
Projected benefit obligation, end of period	$2,960
Changes in Plan Assets for the Period from September 29, 2007 – December 28, 2007:
Plan assets at fair value, beginning of period	$—
Actual return on plan assets	(492)
Employer contributions	46
Participant contributions	46
Benefits (paid) deposited	19
Vested benefit deposit (initial assessment)	2,715
Impact of current exchange rate changes	76
Plan assets at fair value, end of period	$2,410
Net Amount Recognized in Consolidated Balance Sheets
Funded status (underfunded), end of year	$(550)
Other long term liabilities	$(550)
Amount Recognized in Accumulated Other Comprehensive Income, net of tax	$(371)

A summary of the components of the Company’s net periodic pension cost is as follows (in thousands):

2007
Service cost	$60
Interest cost	26
Expected return on plan assets	(31)
Net periodic pension cost	$55

The amount in accumulated other comprehensive income as of December 28, 2007 that is expected to be recognized as a component of the net periodic pension costs in the subsequent year is $25,000.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 10 — Employee Benefit Plans  – (continued)

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Fiscal Year
2008	$39
2009	45
2010	51
2011	57
2012	64
2013 – 2017	428

In fiscal 2008, the Company expects to make cash contributions totaling approximately $188,000 to the Swiss Plan.

Swiss Plan assets are comprised of the following:

2007
Bonds	79%
Real Estate (including real estate funds)	14%
Equity securities	6%
Liquid assets	1%
100%

The Company has contracted with the Allianz Suisse Life Insurance Company’s BVG Collective Foundation to manage the Swiss Plan. The investment strategy is determined by the Swiss insurance company and applies to all members of the collective foundation.

Defined Contribution Plan

The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in North America. During the fiscal year ended December 28, 2007, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to the $15,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company makes a contribution of 50% of the employee’s contribution up to the first 2% of the employee’s compensation, and 25% of the next 4% of compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.

Note 11 — Stockholders’ Equity

Common Stock

During 2007, the Company completed a public offering with institutional investors of 3,600,000 shares of the Company’s common stock, for net proceeds of $16.6 million. Also during fiscal 2007, the Company issued 69,151 shares of restricted stock to certain employees and a director and 47,000 shares of common stock to an employee in consideration for services rendered to the Company. Stock compensation expense of $125,000 was recorded during fiscal 2007 as a result of the issuance of common stock. As of December 28, 2007, 5,346 of the restricted shares were vested.

During fiscal year 2006, the Company issued 46,000 shares of restricted stock to certain employees and a consultant in consideration for future services to the Company. During fiscal 2007, 10,064 of the shares vested and 9,060 shares were forfeited.

During fiscal year 2005, the Company issued 13,000 shares to consultants for services rendered to the Company. Also during 2005, the Company completed a private placement with institutional investors of

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 11 — Stockholders’ Equity  – (continued)

4,100,000 shares of the Company’s common stock, for net proceeds of $13.4 million. Also during 2005, the Company issued 6,117 shares of restricted stock to certain employees and a consultant in consideration for future services to the Company. During fiscal 2007, 3,617 of the shares vested and 691 shares were forfeited.

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

Share-Based Payments

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised) Share Based Payment, (“SFAS 123R”) effective December 31, 2005. The Company previously applied APB Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion”) in accounting for stock option plans and in accordance with the Opinion, no compensation cost has been recognized for employee option grants for these plans in the prior period financial statements because there was no difference between the exercise price and the market price on the date of grant. The Company has elected to apply the Modified Prospective Application (“MPA”) in its implementation of SFAS No. 123R and its subsequent amendments and clarifications. Under this method, the Company has recognized stock based compensation expense only for awards newly made or modified on or after the effective date and for the portion of the outstanding awards for which requisite service will be performed on or after the effective date. Expenses for awards previously granted and earned have not been restated.

As of December 28, 2007, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Fiscal Year Ended
	December 28, 2007	December 29, 2006
SFAS 123R expense	$1,350	$1,634
Restricted stock expense	92	91
Consultant compensation	14	116
Total	$1,456	$1,841

There was no net income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance. In addition, the Company capitalized $181,000 and $155,000 of SFAS No. 123R compensation to inventory for the fiscal years ended December 28, 2007 and December 29, 2006, respectively, and recognizes those amounts as expense under in Cost of Sales as the inventory is sold.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 11 — Stockholders’ Equity  – (continued)

Prior to January 1, 2006, no compensation expense was recognized in the consolidated statements of income. Had stock compensation expense in 2005 for employee options granted been determined based on their fair value at the measurement date, consistent with the fair value method of accounting prescribed by SFAS 123R, the Company’s net loss and net loss per share would have been adjusted as follows (in thousands, except per share data):

Fiscal Year Ended December 30, 2005
Net loss as reported	$(11,175)
Add: Stock-based compensation expense determined under the fair value method of all awards	(1,038)
Pro forma net loss	$(12,213)
Net loss per share, basic and diluted, as reported	$(0.47)
Pro forma net loss, basic and diluted, as reported	$(0.52)

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. Each year the number of shares reserved for issuance under the 2003 Plan is increased if necessary to provide that 2% of the total shares of common stock outstanding on the immediately preceding December 31 will be reserved for issuance. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options and restricted stock. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. Pursuant to the plan, options for 2,286,000 shares were outstanding at December 28, 2007 with exercise prices ranging between $3.00 and $11.24 per share. There were 112,000 shares of restricted stock outstanding at December 28, 2007.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase common stock or awards of common stock. The options under the plan were granted at fair market value on the date of grant, become exercisable over a three-year period, and expire 10 years from the date of grant. Pursuant to this plan, options for 500,000 were outstanding at December 28, 2007, with an exercise price of $11.125.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the plan. During fiscal year 2001, pursuant to Article IV of the plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 771,000 were outstanding at December 28, 2007 with exercise prices ranging between $3.35 and $13.625 per share. No further awards may be made under this plan.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 11 — Stockholders’ Equity  – (continued)

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock. Generally, options under the plan were granted at fair market value at the date of the grant, become exercisable on the date of grant and expire 10 years from the date of grant. Pursuant to this plan, options for 45,000 shares were outstanding at December 28, 2007 with an exercise price of $1.70 per share. No further awards may be made under this plan.

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan were granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 60,000 shares were outstanding at December 28, 2007 with exercise prices ranging from $9.56 to $10.18 per share. No further awards may be made under this plan.

During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 55,000 shares were outstanding at December 28, 2007 with exercise prices ranging between $9.375 and $10.63.

During the fiscal year ended December 28, 2007, officers, employees and others exercised 163,000 options from the 1995, 1996, 1998, non-qualified and 2003 stock option plans at prices ranging from $2.96 to $4.88 resulting in net cash proceeds to the Company totaling $584,000.

During the fiscal year ended December 29, 2006, officers, employees and others exercised 753,000 options from the 1995, 1996, 1998, non-qualified and 2003 stock option plans at prices ranging from $1.91 to $7.00 resulting in net cash proceeds to the Company totaling $2,890,000.

In fiscal year 2005, officers, employees and others exercised 36,000 options from the 1998 and 2003 stock option plans at prices ranging from $2.00 to $4.62 resulting in cash proceeds totaling $130,000.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. The Company used the shortcut method to calculate the expected term of 80,000 options granted in 2007 with a one year vesting life and 152,500 options granted in 2006 with a four year vesting life, as it has no historical experience for the expected term of options with these vesting lives. All other options granted with a three year vesting life during the fiscal year ended December 28, 2007 had an expected term of 5.41 years derived from historical exercise and termination activity. The Company has calculated a 9.59% estimated forfeiture rate used in the model for fiscal year 2007 option grants based on historical forfeiture experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Fiscal Year Ended
	December 28, 2007	December 29, 2006
Expected dividend yield	0%	0%
Expected volatility	69%	73%
Risk-free interest rate	4.52%	4.17%
Expected term (in years)	5.41 & 5.5	5.2 & 7

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 11 — Stockholders’ Equity  – (continued)

A summary of option activity under the Plans as of December 28, 2007 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 29, 2006	3,472	$5.62
Granted	620	4.67
Exercised	(163)	3.57
Forfeited or expired	(212)	5.55
Outstanding at December 28, 2007	3,717	$6.70	5.61	$41
Exercisable at December 28, 2007	2,662	$7.30	4.36	$41

The weighted-average grant-date fair value of options granted during the fiscal year ended December 28, 2007 was $2.94. The total fair value of options vested during fiscal years ended December 28, 2007 and December 29, 2006 was $1,606,000 and $1,725,000, respectively. The total intrinsic value of options exercised during the fiscal years ended December 28, 2007 and December 29, 2006 was $296,000 and $2,988,000, respectively.

A summary of the status of the Company’s non-vested shares as of December 28, 2007 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at December 29, 2006	1,032	$3.30
Granted	620	2.94
Vested	(537)	2.99
Forfeited	(60)	3.69
Nonvested at December 28, 2007	1,055	$5.18

As of December 28, 2007, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.38 years.

The following table summarizes information about stock options outstanding and exercisable at December 28, 2007 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding at 12/28/07	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/28/07	Weighted- Average Exercise Price
$ 1.70 to $ 2.15	45	3.7 years	$1.70	45	$1.70
$ 2.96 to $ 4.30	1,322	5.7 years	$3.76	951	$3.79
$ 4.64 to $ 6.92	781	7.9 years	$5.59	313	$5.94
$ 7.00 to $10.19	721	6.3 years	$8.03	505	$8.30
$10.60 to $13.63	848	2.8 years	$11.44	848	$11.44
$ 1.70 to $13.63	3,717	5.6 years	$6.70	2,662	$7.30

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 12 — Commitments and Contingencies

Lease Obligations

The Company leases certain property, plant and equipment under capital and operating lease agreements. These leases vary in duration and many contain renewal options and/or escalation clauses. Current and long-term obligations under capital leases are classified in other current liabilities and other long-term debt in the Company’s Consolidated Balance Sheets.

Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of December 28, 2007 were approximately as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2008	$1,373	$1,058
2009	886	873
2010	759	509
2011	275	—
2012	1	—
Total minimum lease payments	$3,294	$2,440
Less amounts representing interest	—	(307)
	$3,294	$2,133

Rent expense was approximately $1.4 million, $1.2 million and $1.2 million for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

The Company had the following assets under capital lease at December 28, 2007 and December 29, 2006 (in thousands):

	2007	2006
Machinery and equipment	$2,484	$1,290
Furniture and fixtures	212	145
Leasehold improvements	148	111
	2,844	1,546
Less accumulated depreciation	607	109
	$2,237	$1,437

Depreciation expense for assets under capital lease for each of the years ended December 28, 2007, December 29, 2006, and December 30, 2005 was approximately $569,000, $146,000 and $4,000, respectively.

Supply Agreement

In December 2000, the Company entered into a minimum purchase agreement with another manufacturer for the purchase of viscoelastic solution. In January 2006, the Company extended this agreement through December 31, 2008 under the same purchasing terms as the original contract. In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, excluding the U.S and Canada, as requested by the Company. Purchases under the agreement for fiscal 2007, 2006, and 2005 were approximately $849,000, $502,000, and $728,000, respectively.

As of December 28, 2007, estimated future annual purchase commitments under this contract for fiscal year 2008 is $600,000.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 12 — Commitments and Contingencies  – (continued)

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

Tax Filings

The Company’s tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

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

On December 7, 2007 STAAR filed a general denial of the Parallax and Moody claims along with cross-complaints against Parallax and Moody for breach of contract. Among the facts STAAR relies on in opposing the Parallax and Moody complaints are documents and sworn testimony provided by the plaintiffs in early discovery pursuant to the California Code of Civil Procedure. This evidence included admissions that directly contradict certain of their claims and confirmed STAAR’s assessment that the plaintiffs could provide no evidence to support their claims for damages. As a result, STAAR has been advised that not only are the plaintiffs’ claims without merit, but that the plaintiffs could not reasonably and in good faith pursue certain of their claims and the asserted amounts of damages. Accordingly STAAR has demanded that the plaintiffs withdraw these claims and assertions pursuant to Section 128.7 of the California Civil Code, which is modeled on Rule 11 of the Federal Code of Civil Procedure. In early discovery Parallax and Moody also provided evidence and sworn testimony indicating serious breaches of contract during the terms of their RMR agreements, which STAAR believes harmed its business. This is among the evidence on which STAAR will rely in prosecuting its cross-complaints.

STAAR believes that the Parallax and Moody claims are without merit. It also believes that its cross complaints are well founded and that it may be able to recover a portion of its legal fees and expenses on certain legal bases, including the plaintiffs’ failure to promptly withdraw claims that are found to have been

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 12 — Commitments and Contingencies  – (continued)

asserted in bad faith. Nevertheless, the outcome of litigation is never certain and the possibility that the plaintiffs will recover under their claims cannot be eliminated at this time. STAAR has not reserved funds against a negative outcome in the lawsuits. However, an unexpected negative outcome in these cases or litigation costs that are much greater than anticipated could result in material harm to STAAR’s business.

From time to time the Company is subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. STAAR maintains insurance coverage for product liability claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Note 13 — Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following at December 28, 2007 and December 29, 2006 (in thousands):

	2007	2006
Accrued salaries & wages	$1,910	$1,974
Commissions due to outside sales representatives	544	800
Accrued audit expenses	542	517
Accounts receivable credit balances	516	392
Accrued income taxes	363	830
Accrued insurance	334	484
Payable related to acquisition of minority interest in Australia subsidiary	—	770
Other	1,332	1,628
	$5,541	$7,395

No item in “other” above exceeds 5% of total other current liabilities.

Note 14 — Related Party Transactions

The Company has had significant related party transactions as discussed in Notes 7, 8, 11, 12 and 18.

In addition to secured notes (see Note 8), the Company holds other various promissory notes from employees of the Company. The notes, which provide for interest at the lowest applicable rate allowed by the Internal Revenue Code, are due on demand. Amounts due from employees and included in prepaids, deposits, and other current assets at December 28, 2007 and December 29, 2006 were $81,000 and $116,000, respectively.

Note 15 — Supplemental Disclosure of Cash Flow Information

Interest paid was $249,000, $175,000 and $181,000 for the years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively. Income taxes paid amounted to approximately $795,000, $731,000 and $1,047,000 for the years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 15 — Supplemental Disclosure of Cash Flow Information  – (continued)

The Company’s non-cash investing and financing activities were as follows (in thousands):

	2007	2006	2005
Non-cash investing activities:
Purchase of property and equipment on terms	$1,210	$1,228	$200
Deferred acquisition costs included in accounts payable	187	—	—
Non-cash financing activities:
Notes receivable reserve	—	(331)	746
Other charges	—	331	(746)
Warrants issued with Broadwood notes	842	—	—

The Company had classified the proceeds from loans to officers and directors in fiscal years 2006 and 2005 as an investing activity in the Company’s Consolidated Statements of Cash Flows in accordance with paragraph 16 of Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (“SFAS 95”). Alternatively, the Company could have classified the proceeds from loans to officers and directors as a financing activity in accordance with paragraph 18 of SFAS No. 95. The Company chose the foregoing classification because it believes that the presentation is more consistent with the position that the notes are investments to be collected, and not vehicles used to fund issuances of the Company’s common stock.

The effect on investing and financing activities had the Company chosen the alternative classification would have been as follows (in thousands):

	As presented		Alternative Presentation
	2006	2005	2006	2005
Net cash provided by (used in) investing activities	$140	$4,067	$(1,041)	$3,937
Net cash provided by financing activities	2,795	12,239	3,976	12,369

During 2006, the Company settled the last of its notes receivables from a former director. At December 28, 2007, notes receivables from a former director was $0.

Note 16 — Net Loss Per Share

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted loss per share (in thousands):

	2007	2006	2005
Basic weighted average shares outstanding	28,121	25,227	23,704
Diluted effect of stock options and warrants	—	—	—
Diluted weighted average shares outstanding	28,121	25,227	23,704

Potential common shares of 3.6 million, 2.6 million, and 3.9 million for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively, were excluded from the computation as the shares would have had an anti-dilutive effect.

Note 17 — Geographic and Product Data

The Company markets and sells its products in approximately 50 countries and has manufacturing sites in the United States and Switzerland. Other than the United States, Germany and Australia, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 17 — Geographic and Product Data  – (continued)

are attributed to countries based on location of customers. The composition of the Company’s sales to unaffiliated customers between those in the United States, Germany, Australia, and other locations for each year, is set forth below (in thousands):

	2007	2006	2005
Net sales to unaffiliated customers
U.S	$19,721	$22,778	$18,715
Germany	23,731	21,135	22,433
Australia	2,521	2,178	2,722
Other	13,390	10,860	7,433
Total	$59,363	$56,951	$51,303

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are IOLs and ancillary products used in cataract and refractive surgery. The composition of the Company’s net sales by surgical line is as follows (in thousands):

Net Sales by Surgical Line

	2007	2006	2005
Cataract	$42,960	$43,576	$45,361
Refractive	15,797	12,698	5,288
Glaucoma	606	677	654
Total	$59,363	$56,951	$51,303

The composition of the Company’s long-lived assets, consisting of property and equipment, patents and licenses, and goodwill, between those in the United States, Germany, Switzerland, and other countries is set forth below (in thousands):

	2007	2006
Long-lived assets
U.S	$7,697	$8,153
Germany	7,460	7,208
Switzerland	836	1,140
Australia	1,272	1,318
Total	$17,265	$17,819

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 18 — Subsequent Event

On December 29, 2007 (fiscal year 2008), STAAR acquired the remaining 50% interests in Canon Staar that had been owned by Canon Inc. and Canon Marketing Japan Inc. (“Canon Marketing” and collectively “the Canon companies”) and as a result STAAR obtained 100% ownership of Canon Staar, which was renamed STAAR Japan, Inc. (“STAAR Japan”). The purchase will be accounted for as a “step-acquisition” and the provisions of SFAS No. 141, “Business Combinations”, will be applied and the Company will consolidate the results of STAAR Japan commencing on the acquisition date.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 18 — Subsequent Event  – (continued)

Total consideration STAAR paid to the Canon companies for the purchase consisted of $4 million in cash and issuance of 1.7 million shares of Series A Convertible Preferred Stock (“Preferred Stock”). Additionally, the principal agreements among the joint venture parties, including the Technical Assistance and License Agreement between the Company and Canon Staar, terminated at closing. The Company incurred $384,000 of direct acquisition costs as of December 28, 2007 included in other assets.

The Preferred Stock is a) redeemable at the option of the holder at any time after the third anniversary from the issuance date at a price of $4.00 per share plus accrued or declared but unpaid dividends, if any, at redemption (“Redemption Price”), b) redeemable at the option of the Company at any time on or after the first anniversary from the issuance date at the Redemption Price, c) convertible into common stock of the Company at the option of the holder at any time after the issuance date at a conversion ratio of 1-to-1, subject to adjustment for stock splits, reverse splits, combinations, subdivisions, dividends or capitalizations (“the Conversion Ratio”), d) automatically convertible into the Company’s common stock on the fifth anniversary of the issuance date at the Conversion Ratio and e) on or prior to the effective date of a change in control or liquidation of the Company, as defined, immediately redeemable at the Redemption Price at the option of the holder; however, the holder will continue to have the right to convert into common stock until the close of business on the second business day prior to the effective date of such an event. STAAR also agreed to file a registration statement with the SEC to register the public resale of the common stock issuable on conversion of the Preferred Stock and to cause it to become effective within 180 days of the issuance date of the Preferred Stock. If it fails to secure effective registration or to keep it effective for a two-year period the Company will be obligated only to issue an additional 30,000 shares of common stock (“Penalty Shares”) for each calendar month that the Company does not meet this effectiveness requirement. The Company expects to secure effective registration in a timely manner and does not consider the issuance of Penalty Shares probable. The Preferred Share do not have voting rights and have the right to participate pari passu in any dividend or distribution paid to the common stockholders based on the number of shares of common stock into which each share of Preferred Stock is convertible into.

The Canon companies agree that for a period of three years after the closing they will not directly manage, operate or engage in research, development, manufacture, marketing, sale or distribution of implantable silicone and collagen copolymer intraocular lenses whether phakic or aphakic, whether spheric or aspheric, and insertion devices for such implants and collagen glaucoma wicks (collectively the “Business”) or acquire a controlling ownership interest in any entity that manages, operates or engages in the Business (other than conducting research and development activities) in Japan and has aggregate annual sales of products connected with the Business in excess of $1 million.

At closing STAAR Japan and Canon Marketing entered into an Inventory Sales Agreement in the form attached to the Share Purchase Agreement (the “Inventory Sales Agreement”), which provides for the repurchase by STAAR Japan of all Canon Staar product inventory owned by Canon Marketing (the “Repurchased Inventory”) for an aggregate value of all such products (the “Inventory Purchase Price”). The Inventory Sales Agreement provides that at the end of each month during the first year after the closing, Canon Staar will pay Canon Marketing for the Repurchased Inventory STAAR Japan has sold in the preceding month. The price paid to Canon Marketing will be the same price Canon Marketing originally paid Canon Staar for the Repurchased Inventory (the “Original Purchase Price”), except for sales in China of the KS-XI model acrylic Preloaded Injector, for which the price will be 50% of STAAR Japan’s sales price to the customer. On the first anniversary of the closing date STAAR Japan will pay Canon Marketing the balance of the Inventory Purchase Price not already paid on a monthly basis, less (i) the amount of any negative discrepancy in the Repurchased Inventory and (ii) a 20% restocking fee for any Repurchased Inventory requiring rework before resale. STAAR Japan will continue to pay Canon Marketing for KS-XI inventory only after its sale by Canon Staar. At and following closing all accounts receivable and accounts payable between Canon Marketing and STAAR Japan will be reconciled and any net amount owed by either party will be paid.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 19 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for fiscal 2007 and 2006 is as follows (in thousands except per share data):

December 28, 2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr.
Revenues	$14,917	$14,932	$13,629	$15,885
Gross profit	7,295	7,237	6,770	7,964
Net loss	(3,521)	(4,357)	(3,830)	(4,291)
Basic and diluted loss per share	(.14)	(.16)	(.13)	(.15)

December 29, 2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr.
Revenues	$13,465	$14,733	$13,313	$15,440
Gross profit	6,275	7,044	6,333	6,498
Net loss	(3,362)	(3,218)	(2,789)	(5,675)
Basic and diluted loss per share	(.14)	(.13)	(.11)	(.22)

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Significant Fourth Quarter Adjustments

Except for the adoption of SFAS No. 158, there were no significant adjustments recorded.

During the fourth quarter of 2006, the Company recorded two significant adjustments. The Company took an obsolescence charge of $807,000 against certain IOL inventory in anticipation of new product that launched 2007. In addition to the inventory reserve, the Company has reserved $700,000 for additional taxes in connection with the findings at the Company’s German subsidiary.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON SCHEDULE

To the Board of Directors
STAAR Surgical Company
Monrovia, CA

The audits referred to in our report dated March 12, 2008 relating to the consolidated financial statements of STAAR Surgical Company and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

By:	/s/ BDO Seidman, LLP

Los Angeles, California
March 12, 2008

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
2007
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$690	$132	$138	$684
Deferred tax asset valuation allowance	40,436	4,983	—	45,419
	$41,126	$5,115	$138	$46,103
2006
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$480	$348	$138	$690
Deferred tax asset valuation allowance	33,662	6,774	—	40,436
Notes receivable reserve	1,246	—	1,246	—
	$35,388	$7,122	$1,384	$41,126
2005
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$460	$191	$171	$480
Deferred tax asset valuation allowance	28,172	5,490	—	33,662
Notes receivable reserve	500	746	—	1,246
	$29,132	$6,427	$171	$35,388