Form 10-Q
period 2008-03-28
STAAR SURGICAL CO
filed 2008-05-07
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 28, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-11634
________________

STAAR SURGICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-3797439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1911 Walker Avenue
Monrovia, California 91016
(Address of principal executive offices)
(626) 303-7902
(Registrant’s telephone number, including area code))

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant has 29,488,329 shares of common stock, par value $0.01 per share, issued and outstanding as of May 2, 2008.

STAAR SURGICAL COMPANY

INDEX

			PAGE
			NUMBER
PART I –	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited).

		Condensed Consolidated Balance Sheets – March 28, 2008 and
		December 28, 2007.	1

		Condensed Consolidated Statements of Operations – Three Months
		Ended March 28, 2008 and March 30, 2007.	2

		Condensed Consolidated Statements of Cash Flows –
		Three Months Ended March 28, 2008 and March 30, 2007.	3

		Notes to the Condensed Consolidated Financial Statements.	4

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations.	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30

	Item 4.	Controls and Procedures.	31

PART II –	OTHER INFORMATION

	Item 1.	Legal Proceedings.	31

	Item 1A.	Risk Factors.	31

	Item 6.	Exhibits.	32

Signatures			33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
	March 28, 2008	December 28, 2007
ASSETS

Current assets:
Cash and cash equivalents	$10,522	$10,895
Short-term investments - restricted	117	150
Accounts receivable, net	9,229	6,898
Inventories	15,870	12,741
Prepaids, deposits and other current assets	2,754	1,610
Total current assets	38,492	32,294
Property, plant and equipment, net	6,916	5,772
Intangible assets, net	8,544	3,959
Goodwill	7,534	7,534
Advance payment for acquisition of Canon Staar (Note 2)	—	4,000
Other assets	1,053	620
Total assets	$62,539	$54,179

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,973	$4,823
Deferred income taxes – current	102	102
Obligations under capital leases – current	905	822
Other current liabilities	6,094	5,541
Total current liabilities	16,074	11,288
Note payable – long-term, net of discount	4,225	4,166
Obligations under capital leases – long-term	1,193	1,311
Deferred income taxes – long-term	3,071	570
Other long-term liabilities	1,528	619
Total liabilities	26,091	17,954

Commitments and contingencies (Note 13)

Series A redeemable convertible preferred stock, $0.01 par value; 10,000 shares authorized, 1,700 and no shares issued and outstanding at March 28, 2008 and December 28, 2007; respectively. Liquidation value $6.8 million.	6,756	—

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; issued and outstanding 29,488 at March 28, 2008 and at December 28, 2007	295	295
Additional paid-in capital	137,557	137,075
Accumulated other comprehensive income	3,476	1,551
Accumulated deficit	(111,636)	(102,696)
Total stockholders’ equity	29,692	36,225
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$62,539	$54,179

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007

Net sales	$17,960	$14,917
Cost of sales	10,205	7,622

Gross profit	7,755	7,295

General and administrative	4,441	3,583
Marketing and selling	6,467	5,302
Research and development	1,718	1,610
Loss on settlement of pre-existing distribution arrangement (Note 2)	3,850	—

Operating loss	(8,721)	(3,200)

Other income (expense):
Equity in operations of joint venture	—	12
Interest income	28	23
Interest expense	(201)	(104)
Other income, net	212	17
Other income (expense), net	39	(52)

Loss before provision for income taxes	(8,682)	(3,252)

Provision for income taxes	258	269
Net loss	$(8,940)	$(3,521)

Loss per share – basic and diluted	$(0.30)	$(0.14)

Weighted average shares outstanding – basic and diluted	29,488	25,652

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:

Net loss	$(8,940)	$(3,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	802	466
Amortization of intangibles	250	120
Amortization of discount	59	—
Fair value adjustment of warrant	(24)	—
Loss on disposal of property and equipment	75	53
Equity in operations of joint venture	—	(12)
Stock-based compensation expense	438	395
Loss on settlement of pre-existing distribution arrangement	3,850	—
Other	51	107
Changes in working capital, net of effects from purchase of Canon Staar:
Accounts receivable	(1,442)	(571)
Inventories	1,984	474
Prepaids, deposits and other current assets	(828)	(1,166)
Accounts payable	284	13
Other current liabilities	71	916
Net cash used in operating activities	(3,370)	(2,726)

Cash flows from investing activities:
Cash acquired in acquisition of Canon Staar, net of acquisition costs (Note 2)	2,743	—
Acquisition of property, plant and equipment	(234)	(164)
Proceeds from sale of short-term investments - restricted	33	—
Net change in other assets	(1)	2
Net cash provided by (used in) investing activities	2,541	(162)

Cash flows from financing activities:
Borrowings under notes payable	—	4,000
Borrowings under lines of credit	940	—
Repayment of lines of credit	(940)	(32)
Repayment of capital lease lines of credit	(152)	(13)
Proceeds from the exercise of stock options	—	211
Net cash (used in) provided by financing activities	(152)	4,166

Effect of exchange rate changes on cash and cash equivalents	608	62

(Decrease) increase in cash and cash equivalents	(373)	1,340
Cash and cash equivalents, at beginning of the period	10,895	7,758
Cash and cash equivalents, at end of the period	$10,522	$9,098

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2008
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The condensed balance sheet as of December 28, 2007 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements for the three months ended March 28, 2008 and March 30, 2007, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2007.

The results of operations for the three months ended March 28, 2008 and March 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise "we,""us," the "Company," and "STAAR" refer to STAAR Surgical Company and its consolidated subsidiaries.

Prior Year Reclassifications

Certain reclassifications have been made to the prior financial statement information to conform with current period presentation.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On December 29, 2007, the Company only partially adopted the provisions of SFAS No. 157 because of the issuance of Staff Position (the “FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” which allows companies to delay the effective date of SFAS No. 157 for non-financial assets and liabilities. The partial adoption had no impact on the Company’s consolidated financial position and results of operations.  Management does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position and results of operations when they become effective on January 3, 2009.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not affect disclosure requirements in other accounting standards. The Company adopted SFAS No. 159 effective for the fiscal year beginning December 29, 2007, and the adoption had no impact on the Company’s consolidated financial position and results of operations.

Note 2 — Acquisition of STAAR Japan

On December 29, 2007 (the “Closing Date”), during STAAR’s 2008 fiscal year, STAAR acquired the remaining 50% of the shares of Canon Staar Co., Inc. (“Canon Staar”) that had been previously owned by Canon Inc. and Canon Marketing Japan Inc. (“Canon Marketing” and, collectively with Canon Inc., the “Canon companies”). In the transaction (the “Acquisition”), STAAR obtained 100% ownership of Canon Staar, which was renamed STAAR Japan, Inc. (“STAAR Japan”) as of the acquisition date. Prior to the Acquisition, Canon Staar was a joint venture owned 50% by STAAR and 50% by the Canon companies and operating under a Joint Venture Agreement since 1988. STAAR accounted for its investment in Canon Staar as an equity method investor. As of the closing date of the Acquisition, STAAR Japan became a wholly-owned subsidiary of STAAR, and its financial information was included in STAAR’s consolidated financial statements as of that date. The functional currency of STAAR Japan is the local currency, the Japanese yen.  In accordance with SFAS No. 52, “Foreign Currency Translation,” for purposes of consolidation with the Company, assets and liabilities of STAAR Japan have been translated at rates of exchange in effect at the end of the period, except for the acquisition date translation of the assets acquired and liabilities assumed, which were translated using the exchange rate in effect at the closing date of the Acquisition.  Sales and expenses of STAAR Japan were translated at the weighted average of exchange rates in effect during the three months ended March 28, 2008.  The resulting translation gains and losses are included in the accumulated other comprehensive income on the consolidated balance sheet as of March 28, 2008.

STAAR Japan’s business consists of designing, manufacturing and selling IOLs and injector systems, all of which are sold as integrated Preloaded Injectors. STAAR Japan is also currently seeking approval from the Japanese regulatory authorities to market in Japan STAAR’s Visian ICL, Collamer IOL and the AquaFlow Device for treatment of glaucoma.

Through the acquisition STAAR seeks to achieve the following goals:

•	to better exploit the Japanese market for STAAR’s technology and the worldwide market for the Preloaded Injector technology through greater control of distribution;

•	to re-acquire control of worldwide exclusive rights to STAAR’s technology, especially the ICL and Collamer IOL, previously licensed to the joint venture on a worldwide non-exclusive basis;
•	to eliminate the risk that Canon Staar could become a competitor of STAAR, especially after a change in control of STAAR;
•	to increase access to the Preloaded Injector technology; and
•	to develop a more effective global R&D strategy by leveraging the combined technical resources in Japan and the U.S. and taking advantage of STAAR Japan’s proven expertise in injector design.

The aggregate consideration paid for the acquisition to the Canon companies was as follows (in thousands):

Fair value of redeemable, convertible preferred stock issued by STAAR (see Note 10)	$6,800
Cash consideration for Canon Staar common shares exchanged	4,000
Transaction costs	1,000
Total acquisition consideration	$11,800

STAAR paid approximately 60% of the total consideration by issuing redeemable, convertible preferred stock on the closing date. The fair value of the convertible preferred stock was determined by a valuation of the instrument with the assistance of an appraiser (see Note 10). In addition, STAAR paid the remaining 40% of the total consideration in cash, which was advanced to the Canon companies just prior to the closing date and included in STAAR’s non current assets on its consolidated balance sheet as of fiscal year ended December 28, 2007. This $4.0 million advance payment was subject to numerous closing conditions and was to be fully refunded by the Canon companies if those conditions were not met. Upon completion of the Acquisition on the closing date, the advance payment was credited to the Canon companies as part of the total consideration paid by STAAR. STAAR also incurred approximately $1 million in direct transaction and related costs, of which $472,000 were paid and $528,000 included in accounts payable and accrued liabilities as of March 28, 2008.

The Acquisition was accounted for as a “step-acquisition” under EITF Abstracts, Topic No. D-84, “Accounting for Subsequent Investments in an Investee After Suspension of Equity Method Loss Recognition When an Investor Increases Its Ownership Interest from Significant Influence to Control through a Market Purchase of Voting Securities” (Topic No. D-84) and the provisions of SFAS No. 141, “Business Combinations”. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on December 29, 2007 (in thousands):

	December 29, 2007	Useful Lives (years)
Cash	$3,018
Accounts receivable	500
Inventories	4,252
Prepaid expenses and other current assets	464
Property, plant and equipment	1,298

Intangible assets:
Customer relationships	2,059	10
Developed technology	1,302	3 - 10
Patents	887	17 - 21
Total intangible assets	4,248

Deposits and other long-term assets	715
Total assets acquired	$14,495

Current liabilities	(3,504)
Net pension liability	(771)
Deferred income taxes	(2,191)
Other long-term liabilities	(79)
Total liabilities assumed	$(6,545)

Net assets acquired	$7,950

Loss on settlement of pre-existing distribution arrangement	3,850
Total acquisition consideration	$11,800

The cash acquired in the Acquisition of approximately $3 million was reduced by $275,000 related to transaction costs paid during the three months ended March 28, 2008, thus reflecting net cash provided in the acquisition of $2.7 million included in STAAR’s consolidated statements of cash flows’ investing activities for the three months ended March 28, 2008. The Company has not yet finalized certain acquisition related matters, primarily related to transaction costs incurred and the tax attributes of the acquired entity under Japanese tax rules and regulations, which are still being addressed by the Company with the assistance of its external specialists.  The Company expects to finalize these matters during the second quarter of fiscal year 2008. When finalized, the effects, if any, of these items will increase or decrease the carrying value of the intangible assets, property, plant and equipment and deferred income tax liabilities or increase or decrease net income or loss from operations, depending on the nature of the costs and the final assessment of the tax attributes.

In determining the preliminary purchase price allocation, STAAR considered, among other factors, its intention to use the acquired assets, historical demand, estimates of future demand for STAAR Japan’s products, current selling prices of inventories (less estimated costs of completion, disposal and normal profit), developed technologies on its products, customer relationships, and effectiveness and lives of its patents.  The fair value of intangible assets was primarily based upon the income approach.  The rate used to discount the net cash flows to their present values was based upon a 10.5% weighted average cost of capital for the business as a whole, and from 12.5% to 14.0% for the individual intangible assets based on the risk associated with the continued ability to generate revenue from the asset and its projected remaining useful economic life.  The weighted average cost of capital was determined after consideration of market rates of return on debt and equity capital of comparable companies, the weighted average return on invested capital and the risk associated with achieving forecast sales related to technology and assets acquired from STAAR Japan.  Property, plant and equipment net book value approximated fair value on the acquisition date due to the nature and relative age of the assets acquired.  The intangible assets and property, plant and equipment are being amortized and depreciated based upon the pattern in which the economic benefits of these assets are being utilized, principally the straight-line method.  There was no goodwill recorded in the Acquisition, as the fair value of the net assets acquired exceeded the price paid in the Acquisition by approximately $2 million.  This excess amount was allocated on a pro rata basis to offset against the initially determined fair value of intangible assets and property, plant and equipment.  As aforementioned above, this excess amount may change as the Company finalizes the purchase price allocation.

In connection with the Acquisition, STAAR also assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan covering substantially all of the permanent, full-time employees of STAAR Japan (see Note 8). Other liabilities assumed by STAAR in the Acquisition mainly consisted of current trade payables and accrued liabilities and estimated deferred tax liabilities, representing the differences between the assigned values and the tax bases of the assets and liabilities recognized in the Acquisition.

In connection with the Acquisition, the material terms of the Joint Venture Agreement and other documents governing the joint venture were terminated. This included the termination of the distribution arrangement of Canon Staar under which Canon Marketing had the exclusive right to distribute Canon Staar’s products in Japan prior to the Acquisition. Under the provisions of EITF Abstracts Issue No. 04-1 (EITF 04-1), “Accounting for Preexisting Relationships between the Parties to a Business Combination,” in a business combination between two parties that had a pre-existing relationship, that relationship should be evaluated to determine whether a settlement of that relationship exists. Any such settlement requires accounting separate from the business combination. As a result of such an assessment under EITF 04-1, STAAR Japan recorded an approximate $3.9 million loss at the close of the Acquisition, which is included in operating loss of STAAR’s consolidated statements of operations during the three months ended March 28, 2008. This loss represents the portion of the consideration paid by STAAR for the Acquisition that was deemed to represent the settlement amount of the preexisting relationship between Canon Staar and the Canon companies, in particular for the termination of the distribution arrangement that, when compared to a comparable at-market arrangement as of the closing date, was deemed unfavorable to STAAR. The amount of the loss was determined using the discounted incremental cash flows income method from the distribution arrangement and a discount rate of 12%.

Because the Acquisition was completed on the first day of STAAR’s fiscal year 2008, the results of STAAR Japan are included in the consolidated financial statements of STAAR beginning as of the first quarterly period of the fiscal year, which ended March 28, 2008. The following table summarizes unaudited pro forma financial information assuming the Acquisition had occurred on December 30, 2006, in the corresponding period of the fiscal year immediately preceding the Acquisition, that is, as if the Acquisition was completed on STAAR’s first day of fiscal year 2007. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on December 30, 2006, and should not be taken as representative of STAAR’s future consolidated results of operations or financial position. The integration plans are not yet finalized and accordingly, this pro forma information does not include all costs related to the integration. STAAR also expects to realize operating synergies. These synergies will come from offering more products across more geographic areas and anticipated reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential expenses and synergies.

(In thousands, except per share amount)	Three Months Ended March 30, 2007	Year Ended December 28, 2007
Net Sales	$16,587	$65,194
Net Loss	$(3,511)	$(17,643)

Loss per share – basic and diluted	$(0.14)	$(0.63)

At the close of the Acquisition, the Canon companies and STAAR entered into a Current Employees Secondment Agreement for a term of two years whereby the Canon companies agreed to lease certain employees to STAAR Japan to serve in the same capacity as prior to the acquisition. STAAR Japan is required to make monthly payments to the Canon companies for the services provided by the seconded employees in an amount equal to the costs of the employees’ salaries and benefits (“fee”) as calculated by Canon, however, the fee may not exceed 69 million Japanese Yen (approximately $690,000 based on the rate of exchange on March 28, 2008) per annum in the aggregate. Similarly, the Canon companies and STAAR entered into a New Employees Secondment Agreement whereby Canon Marketing agreed to lease to STAAR Japan certain employees who previously conducted the IOL distribution business of Canon Marketing for a term of one year. STAAR Japan is required to make monthly payments to the Canon companies for the services provided by the seconded employees in an amount equal to the costs of the employees’ salaries and benefits as calculated by Canon, however, the fee may not exceed 190 million Japanese Yen (approximately $1.9 million based on the rate of exchange on March 28, 2008) per annum in the aggregate.

Note 3 — Short-Term Investments-Restricted

As of March 28, 2008, the Company’s short-term investments consisted of a three-month Certificate of Deposit with a 3.25% interest rate. The short-term investments were used to collateralize capital leases funded under a lease line of credit with Mazuma Capital Corporation (See Note 9). The short-term investments are classified as held to maturity, carried at amortized cost and approximate fair value.

Note 4 — Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	March 28,	December 28,
	2008	2007

Raw materials and purchased parts	$1,221	$914
Work-in-process	2,346	2,035
Finished goods	12,303	9,792
	$15,870	$12,741

Note 5 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	March 28, 2008	December 28, 2007
Prepaids and deposits	$1,576	$1,330
Other current assets	1,178	280
	$2,754	$1,610
Note 6 – Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 28, 2008			December 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$12,500	$(7,665)	$4,835	$11,489	$(7,530)	$3,959
Customer relationships	2,349	(59)	2,290	—	—	—
Developed technology	1,486	(67)	1,419	—	—	—
Total	$16,335	$(7,791)	$8,544	$11,489	$(7,530)	$3,959

During 2008, the Company acquired additional intangible assets through the acquisition of the remaining interest in STAAR Japan, Inc. (See Note 2).

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 28, 2008	December 28, 2007
Accrued salaries and wages	$2,294	$1,910
Commissions due to outside sales representatives	424	544
Accrued audit expenses	428	542
Accounts receivable credit balances	551	516
Accrued income taxes	230	363
Accrued insurance	379	334
Accrued STAAR Japan acquisition costs	491	—
Other*	1,297	1,332
	$6,094	$5,541
_____________

* No item in “other” above exceeds 5% of total current liabilities.

Note 8 – Employee Benefits

The Company has historically maintained a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary. This plan has been classified and accounted for as a defined contribution plan. Based on new guidance obtained in the fourth quarter of fiscal 2007 from the Swiss Auditing Chamber’s Auditing Practice Committee and its Accounting Practice Committee with respect to a change in Swiss pension law, the Company concluded that the features of the Swiss Plan now conform to the features of a defined benefit plan. As a result, the Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”) on October 1, 2007.

In connection with the Company’s acquisition of the remaining interest in STAAR Japan, Inc., STAAR assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan substantially covering all of the employees of STAAR Japan. STAAR Japan adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”) on December 28, 2007.

The following table summaries the components of net periodic pension cost recorded in general and administrative expenses for the Company’s defined benefit plans (in thousands):

Three Months Ended March 28, 2008
Service cost	$97
Interest cost	33
Expected return on plan assets	(27)
Amortization of unrecognized transition obligation or asset	6
Amount of gain recognized due to a settlement or curtailment	(4)
Recognized actuarial loss	5
$110

During the three months ended March 28, 2008, the Company made cash contributions totaling approximately $62,000 to its defined benefit pension plans. The Company expects to make additional cash contributions totaling approximately $192,000 to its defined benefit pension plans during 2008.

Note 9 — Note Payable

Credit Facilities

As detailed below, the Company has credit facilities with different lenders to support operations in the U.S., Germany and Japan.

Broadwood Loan Notes

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”), a stockholder in the Company, pursuant to a Senior Promissory Note (the “Note”) between the Company and Broadwood. The borrowed funds were used to finance the cash consideration and related transaction costs in the Company’s purchase of the remaining interests of the Canon companies in its Canon Staar Co., Inc. joint venture. The Note has a term of three years and bears interest at a rate of 7% per annum, increasing to 20% per annum if there is a default. The Note is not secured by any collateral, may be pre-paid by the Company at any time without penalty, and is not subject to covenants based on financial performance or financial condition (except for insolvency). The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood. Based on representations made by Broadwood in the Promissory Note, on the date of the transaction Broadwood beneficially owned 4,396,231 shares of the Company’s common stock, comprising 15% of the Company’s common stock as of December 14, 2007. Based on publicly available information filed by Broadwood, Neal Bradsher, President of Broadwood Partners, L.P., may have been deemed to beneficially own all of the 4,396,231 shares.

As additional consideration for the loan, the Company also entered into a Warrant Agreement with Broadwood (the “December 2007 Warrant Agreement”) with Broadwood granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The December 2007 Note also provides that if any indebtedness remains outstanding under the Note on June 29, 2009, the Company will issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding. The December 2007 Warrant Agreement also provides that the Company will register for resale with the Securities Exchange Commission (“SEC”) the 700,000 shares issuable on exercise of the December 2007 Warrant, and the up to 700,000 shares that may be issuable under additional warrants if indebtedness remains outstanding on the Note on June 29, 2009. The Company filed and secured effectiveness of a registration statement covering resale of the shares. If the registration statement is not kept effective the Company and the lapse exceeds permitted suspensions, the Company is obligated to issue additional 30,000 warrants per month for each month that the Company remains non-compliant with the registration requirement through the term of the warrants as the sole remedy to the warrant holder. The December 2007 Warrant Agreement has been accounted for as an equity instrument in accordance with the provisions of EITF 00-19. Additionally, in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the total $5 million proceeds were allocated to the December 2007 Warrant and Note based on their relative fair values, approximating $842,000 and $4.2 million on the issuance date, respectively. The $842,000 was treated as an additional discount on the loan and is being amortized using the effective interest method over the life of the loan.

The fair value of the warrant was estimated on the December 14, 2007 issuance date using a Black-Scholes option valuation model applying the assumptions noted in the following table.

As of December 14, 2007
Expected dividends	0%
Expected volatility	67.3%
Risk-free rate	3.88%
Remaining life (in years)	6.0

Lease Agreements

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a three-year term. Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed fair value. On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provides for additional purchases of $800,000 during fiscal year 2008. The terms of this new schedule conform to the amended agreement dated October 9, 2006. Approximately $364,000 borrowings related to future purchases are available under this facility as of March 28, 2008 and December 28, 2007.

The Company’s lease agreement with Mazuma Capital Corporation (“Mazuma”), as amended on August 16, 2006, provides for purchases of up to $301,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a two-year term. The Company was required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of March 28, 2008, the Company had a certificate of deposit for approximately $117,000 recorded as “short-term investment-restricted” with a three-month term at a fixed interest rate of 3.25%. As of December 28, 2007, the Company had a certificate of deposit for approximately $150,000 recorded as “short-term investment-restricted” with a 12-month term at a fixed interest rate of 4.5%. The agreement also provides that the Company may elect to purchase any item of the leased property at the end of its lease term for $1. No borrowings were available under this facility as of March 28, 2008 and December 28, 2007.

Lines of Credit

The Company’s German subsidiary, Domilens, entered into a credit agreement on August 30, 2005. The credit agreement provides for borrowings of up to 100,000 EUR ($158,000 at the rate of exchange on March 28, 2008), at a rate of 8.5% per annum and does not have a termination date. The credit agreement is automatically renewed on an annual basis based on the same terms. The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not collateralized. There were no borrowings outstanding as of March 28, 2008 and December 28, 2007 and the full amount of the line was available for borrowing as of March 28, 2008.

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended, with Mizuho Bank providing borrowings of up to 400,000,000 Japanese Yen (approximately $4.0 million based on the rate of exchange on March 28, 2008), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.875% as of March 28, 2008) and terminates on April 20, 2009, but may be renewed annually. The credit facility is not collateralized. There were no borrowings outstanding as of March 28, 2008 and the full amount of the line was available for borrowing as of March 28, 2008.

Covenant Compliance

The Company was in compliance with the covenants of these credit facilities as of March 28, 2008.

Note 10 — Redeemable, Convertible Preferred Stock

Under its Certificate of Incorporation the Company has had 10,000,000 shares of “blank check” preferred stock that the Board of Directors is authorized to issue with such rights, preferences and privileges as the Board may determine. On October 22, 2007, the Board approved the designation of 1,700,000 shares of the preferred stock as Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) to be issued in connection with the acquisition of the 50% interest in Canon Staar Co., Inc. which was consummated on December 29, 2007 (see Note 2). On December 29, 2007, the Company issued the 1,700,000 shares of Preferred Stock to the Canon companies as partial consideration for their shares of Canon Staar Co., Inc. at an estimated fair value of $4.00 per share, or $6.8 million in the aggregate.

The Preferred Stock is redeemable by the Company at any time on or after the first anniversary of the issuance date at a price of $4.00 per share plus any accrued or declared but unpaid dividends (“Redemption Price”). The holders of the Preferred Stock have a right, exercisable at any time on or after the third anniversary of the issuance date by a majority vote of the Preferred Stock holders, to require the Company to redeem the Preferred Stock at the Redemption Price.

The Preferred Stock is convertible into shares of the Company’s common stock at any time after the issuance date at a one-to-one conversion ratio that is adjustable only for stock splits, combinations, subdivisions, dividends or recapitalizations (“Conversion Ratio”). On the fifth anniversary of the issuance date, each share of Preferred Stock will be automatically converted to Common Stock of the Company at the Conversion Ratio.

The fair value of the Preferred Stock was determined on the issuance date by the Company with the assistance of a valuation specialist using the Binomial Tree option valuation model. This model considers the Preferred Stock to be a derivative asset of the Company’s common stock where the preferred stockholder has options to choose certain payoffs that maximize returns and therefore maximize the value of the preferred stock. The payoff available to the preferred stockholder is contingent on the future market value of the Company’s common stock. Therefore the model, based on certain significant management assumptions, analyzes various payoff patterns for different possible paths that might be followed by the common stock price over the life of the Preferred Stock until the automatic conversion on the fifth anniversary of the issuance date.

The significant assumptions used in the valuation were as follows:

Average common stock price*	$3.12
Expected volatility	67.4%
Expected dividend yield	0%
Risk-free interest rate	3.43%
Issuer’s call price per share	$4.00
Redemption price per share	$4.00
______________

* Average common stock price used in the valuation represents the average closing market price per share of the Company’s common stock a few days before and after the announcement date of the Canon Staar acquisition.

The Company filed and secured effectiveness of a registration statement with the SEC for the public resale of the common stock issuable upon conversion of the Preferred Stock and must maintain effectiveness for the remainder of the two-year period following issuance, subject to permitted suspensions of thirty days up to twice a year under specified circumstances. Other than such permitted suspensions, if the Company fails to keep the registration statement effective for the two-year period, as the holders’ sole remedy the Company will be obligated to issue an additional 30,000 shares of common stock to the holders for each calendar month that the Company does not meet this effectiveness requirement (“Penalty Shares”). The Company does not consider the issuance of any Penalty Shares to be likely.

The rights, preferences and privileges of the Preferred Stock are specified in a Certificate of Designation that the Company filed with the Delaware Secretary of State on December 24, 2007. The Preferred Stock does not have voting rights in the election of directors or any other matter, except as may be required under the Delaware General Corporation. However, the Company cannot, without the consent of at least two-thirds of the holders of the Preferred Stock, authorize or issue any other equity security senior to or at parity with the Preferred Stock as to dividend, conversion or redemption rights or liquidation preferences.

The Preferred Stock has the right to participate equally, on an as-converted basis, in any dividend or distribution paid to the common stockholders.

On or prior to the effective date of certain change in control or liquidation events of the Company specified in the Certificate of Designation, the Preferred Stock is redeemable at the option of the holder at the Redemption Price; however, the holder will continue to have the right to convert the Preferred Stock into Common Stock of the Company until the close of the second business day of the effective date of such an event.

In the event of a liquidation of the Company, as defined in the Certificate of Designation, the Preferred Stockholders have a right to receive a distribution equal to the Redemption Price prior to the distribution of any funds to the common stockholders. After payment of the Redemption Price the Preferred Stockholders do not participate in the distribution of the remaining proceeds of the liquidation, which will be distributed to the common stockholders. However, until the effective date of the liquidation, each Preferred Stockholder may convert their shares to common stock of the Company and participate in the proceeds of the liquidation to be paid to Common stockholders in lieu of any liquidation preference.

  On a liquidation or change in control of the Company, if a Preferred Stockholder does not make a timely election to either receive the Redemption Price or convert the Preferred shares to common stock, the Certificate of Designation provides that the Preferred Stockholder will be deemed to have elected the higher in value of the two alternatives, to be calculated as provided in the Certificate of Designation.

Because after the third anniversary of issuance the Preferred Stock is redeemable at the option of the holders, which is not within the control of the Company, the Company has presented the Preferred Stock in the mezzanine section of the consolidated balance sheet in accordance with the provisions of EITF Abstracts, Topic No. D-98 (“Topic D-98”), “Classification and Measurement of Redeemable Securities.” Because the Preferred Stock fair value recorded on the issuance date approximates the redemption price, no further accretion will be required by the Company to redemption value and no subsequent revaluation will be necessary so long as the Preferred Stock is still considered a temporary equity instrument. However, issuance and registration costs of approximately $48,000 were incurred related to the Preferred Stock which were offset against the fair value of the Preferred Stock on the issuance date and will be accreted to the redemption value using the interest method with a corresponding charge to Additional Paid-In Capital over a three-year period.

Note 11 — Stockholders’ Equity

The consolidated interim condensed financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential issuances of common stock on both net income and the weighted number of shares outstanding. As the Company was in a loss position, the potential issuance of 6,143,524 shares of common stock for the three months ended March 28, 2008 and 2,811,359 for the three months ended March 30, 2007 were excluded from the computation as the issuance of those shares would have had an anti-dilutive effect.

Comprehensive loss

The components of comprehensive loss are as follows (in thousands):

	March 28, 2008	March 30, 2007
Net loss	$(8,940)	$(3,521)
Minimum pension liability adjustment	2	—
Foreign currency translation adjustment	1,923	62
Total comprehensive loss	$(7,015)	$(3,459)

Note 12 — Geographic and Product Data

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.

The Company markets and sells its products in approximately 50 countries and has manufacturing sites in the United States, Japan and Switzerland. Other than the United States and Germany, the Company does not conduct business in any country in which its sales exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers between those in the United States, Germany, and other locations for each year, is set forth below (in thousands):

	Three Months Ended
	March 28,	March 30,
	2008	2007

United States	$4,524	$5,094
Germany	6,440	6,045
Japan	2,952	75
Other	4,044	3,703
Total	$17,960	$14,917

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

	Three Months Ended
	March 28,	March 30,
	2008	2007

Cataract	$13,412	$11,024
Refractive	4,375	3,720
Glaucoma	173	173
Total	$17,960	$14,917

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 13 — Commitments and Contingencies

Litigation

Moody v. STAAR Surgical Company; Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Cases No. 07CC10132 and 07CC10136). On September 21, 2007, Scott C. Moody, Inc. and Parallax Medical Systems, Inc. filed substantially identical complaints against STAAR in the Superior Court of California, County of Orange. Moody and Parallax are former independent regional manufacturer’s representatives (“RMRs”) of STAAR whose contracts with STAAR expired on July 31, 2007. They claim, among other things, that STAAR interfered with the plaintiffs’ contracts when it caused some of their current or former subcontractors to enter into new agreements to represent STAAR products, and that STAAR interfered with the plaintiffs’ prospective economic advantage when it informed a regional IOL distributor that each of the RMR’s contracts had a covenant restricting the sale of competing products. Moody claims general and compensatory damages of $32 million and Parallax claims general and compensatory damages of $48 million, and both plaintiffs request punitive damages.

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

In addition to the lawsuits discussed above, STAAR is from time to time subject to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. STAAR maintains insurance coverage for product liability claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Note 14 — Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment”, (“SFAS 123R”) effective December 31, 2005. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“Opinion”) in accounting for stock option plans and in accordance with the Opinion, no compensation cost has been recognized for employee option grants for these plans in the prior period financial statements because there was no difference between the exercise price and the market price on the date of grant. The Company has elected to apply the Modified Prospective Application (“MPA”) in its implementation of SFAS No. 123R and its subsequent amendments and clarifications. Under this method, the Company has recognized stock based compensation expense only for awards newly made or modified on or after the effective date and for the portion of the outstanding awards for which requisite service will be performed on or after the effective date. Expenses for awards previously granted and earned have not been restated.

As of March 28, 2008, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007
SFAS 123R expense	$364	$352
Restricted stock expense	74	24
Consultant compensation	—	12
Total	$438	$388

There was no net income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance. In addition, the Company capitalized $49,000 and $36,000 of SFAS No. 123R compensation to inventory for the three months ended March 28, 2008 and March 30, 2007, respectively, and recognizes those amounts as expense under in Cost of Sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. Each year the number of shares reserved for issuance under the 2003 Plan is increased if necessary to provide that 2% of the total shares of common stock outstanding on the immediately preceding December 31 will be reserved for issuance, up to a maximum of 1,586,371 additional shares, and a maximum total of 6,500,000 shares issuable under the 2003 Plan and all of the Restated Plans incorporated in it. The 6,500,000 maximum shares were reached on January 1, 2007, and no additional shares will be available for issuance as incentives to employees without stockholder approval. Shares subject to grants under the 2003 Omnibus Plan that lapse or terminate in accordance with their terms become available for new grants under the 2003 Omnibus Plan. As of December 28, 2007, 810,714 shares were authorized and available for grants under the 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock and unrestricted share grants. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Pursuant to the plan, options for 2,580,000 shares were outstanding at March 28, 2008 with exercise prices ranging between $2.21 and $10.99 per share. Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. There were 63,000 shares of restricted stock outstanding at March 28, 2008.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase common stock or awards of common stock. The options under the plan were granted at fair market value on the date of grant, become exercisable over a three-year period, and expire 10 years from the date of grant. Pursuant to this plan, options for 500,000 were outstanding at March 28, 2008, with an exercise price of $11.125.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the plan. During fiscal year 2001, pursuant to Article IV of the plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 444,000 were outstanding at March 28, 2008 with exercise prices ranging between $3.35 and $13.625 per share. No further awards may be made under this plan.

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock. Generally, options under the plan were granted at fair market value at the date of the grant, become exercisable on the date of grant and expire 10 years from the date of grant. Pursuant to this plan, options for 45,000 shares were outstanding at March 28, 2008 with an exercise price of $1.70 per share. No further awards may be made under this plan.

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan were granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 60,000 shares were outstanding at March 28, 2008 with exercise prices ranging from $9.56 to $10.18 per share. No further awards may be made under this plan.

During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 55,000 shares were outstanding at March 28, 2008 with exercise prices ranging between $9.375 and $10.63.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. Options granted with a three-year vesting life during the three months ended March 28, 2008 had an expected term of 5.50 years derived from historical exercise and termination activity. The Company has calculated a 9.73% estimated forfeiture rate used in the model for fiscal year 2008 option grants based on historical forfeiture experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	March 28, 2008	March 30, 2007
Expected dividend yield	0%	*
Expected volatility	62.48%	*
Risk-free interest rate	2.85%	*
Expected term (in years)	5.50	*
___________

* During the three months ended March 30, 2007, the Company did not grant any options.

A summary of option activity under the Plans as of March 28, 2008 is presented below:
Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 28, 2007	3,717	$6.70
Granted	411	2.25
Exercised	—	—
Forfeited or expired	(444)	6.12
Outstanding at March 28, 2008	3,684	$6.27	6.27	$22
Exercisable at March 28, 2008	2,290	$7.50	4.65	$22

The weighted-average grant-date fair value of options granted during the three months ended March 28, 2008 was $1.31. The total fair value of options vested during three months ended March 28, 2008 and March 30, 2007 was $63,000 and $563,000, respectively. The total intrinsic value of options exercised during the three months ended March 30, 2007 was $515,000. During the three months ended March 28, 2008, no options were exercised.

A summary of the status of the Company’s non-vested shares as of March 28, 2008 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at December 28, 2007	1,055	$5.18
Granted	411	1.31
Vested	(63)	4.56
Forfeited	(9)	1.79
Nonvested at March 28, 2008	1,394	$2.64

As of March 28, 2008, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.58 years.

Broadwood Warrant

On March 21, 2007, STAAR entered into a loan arrangement with Broadwood Partners, L.P. (“Broadwood”), a stockholder in the Company. Pursuant to a Promissory Note (the “March 2007 Note”) between STAAR and Broadwood, STAAR borrowed $4 million from Broadwood. The loan was subsequently repaid on June 27, 2007.

As additional consideration for the loan, STAAR also entered into a Warrant Agreement (the “March 2007 Warrant Agreement”) with Broadwood granting the right to purchase up to 70,000 shares of STAAR’s Common Stock at an exercise price of $6.00 per share, exercisable for a period of six years, with additional warrants issuable quarterly to Broadwood if the March 2007 Note remained outstanding after June 30, 2007. Due to the repayment of the March 2007 Note on June 27, 2007, no additional warrants are issuable to Broadwood by STAAR under that note. The warrant agreement also provides that STAAR will register the shares issuable on exercise of the warrant for resale with the SEC. On May 1, 2008, the registration statement for the warrant shares was declared effective, but STAAR is required to maintain its effectiveness. Accordingly, in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the warrant instrument is accounted for as a liability because the Company is required to assume that a warrant exercised when registration requirements have not been satisfied may be settled in cash. The warrant instrument liability must be revalued at each reporting period with changes in fair value being reflected in the consolidated statements of operations. STAAR used the Black-Scholes valuation model to estimate the warrant’s fair value as of and subsequent to the issuance date. As of March 21, 2007 the fair value of the warrant liability approximated $250,000 with the residual amount of the total $4 million in proceeds, or $3.75 million being allocated to the March 2007 Note. The $250,000 was treated as an additional discount on the loan and the unamortized balance of $215,000 was written off and included in other expenses, net, when the loan was paid off in June 2007. The fair value of the warrant approximated $44,000 as of March 28, 2008 and $68,000 as of December 28, 2007 with the change in value of $24,000 recorded in other income for the three months ended March 28, 2008. The Company does not believe there is any liability incurred associated with not complying with the registration requirement and therefore no liability was accrued as of March 28, 2008 and December 28, 2007.

The Company estimated the fair value of the warrant on March 28, 2008 and December 28, 2007 using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the warrant is determined by the amount of time remaining on the original six-year term of the agreement as of the valuation date. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period.

	As of March 28, 2008	As of December 28, 2007
Expected dividends	0%	0%
Expected volatility	60.7%	62.5%
Risk-free rate	2.51%	3.77%
Remaining life (in years)	5.0	5.25

Note 15 — Supplemental Disclosure of Cash Flow Information

Interest paid was $57,000 and $59,000 for the three months ended March 28, 2008 and March 30, 2007, respectively. Income taxes paid amounted to approximately $305,000 and $207,000 for the three ended March 28, 2008 and March 30, 2007, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

	March 28, 2008	March 30, 2007
Non-cash investing activities:
Acquisition of Canon Staar	$7,147	$—
Applied 2007 advance payment on acquisition of Canon Staar	(4,000)	—
Applied 2007 deferred acquisition costs	(197)	—
Acquisition costs in accounts payable and accrued liabilities	528	—
Purchase of property and equipment on terms	—	255
Non-cash financing activities:
Issuance of preferred stock	6,800	—
Issuance and registration costs of preferred stock included in accrued liabilities	(48)	—
Discount on Note Payable	—	(267)
Fair value of Warrants	—	267

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described in this report and in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007 under the heading "Risk Factors." The Company undertakes no obligation to update these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

STAAR Surgical Company, Visian™, Collamer®, STAARVISC®, Elastimide®, SonicWAVE™ and AquaFlow™ are trademarks or registered trademarks of STAAR in the U.S. and other countries. Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

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

Intraocular Lenses (IOLs) and Related Cataract Treatment Products. Most of our revenue is generated by manufacturing and selling foldable intraocular lenses, known as IOLs, and related products for cataract surgery. A foldable IOL is a prosthetic lens used to replace a cataract patient’s natural lens after it has been extracted in minimally invasive small incision cataract surgery. STAAR makes IOLs out of silicone and out of Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material. STAAR’s IOLs are available in both three-piece and one-piece designs. Over the years, we have expanded our range of products for use in cataract surgery to include the following:

•	Aspheric Collamer and silicone IOLs, designed to provide a clearer image than traditional spheric designs;

•	The silicone Toric IOL, used in cataract surgery to reduce preexisting astigmatism;

•	The Preloaded Injector, a three-piece silicone or acrylic IOL preloaded into a single-use disposable injector;

•	STAARVISCTM II, a viscoelastic material which is used as a tissue protective lubricant and to maintain the shape of the eye during surgery;

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

Refractive Surgery. Manufacturing and selling lenses for refractive surgery is an increasingly important source of revenue for STAAR. We have used our proprietary biocompatible Collamer material to develop and manufacture the Implantable Collamer Lens, or ICL. STAAR’s VISIANTM ICL and VISIANTM Toric ICL, or TICLTM, treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These disorders of vision affect a large proportion of the population. Unlike the IOL, which replaces a cataract patient’s cloudy lens, these products are designed to work with the patient’s natural lens to correct refractive disorders. The surgeon implants the foldable Visian lens through a tiny incision, generally under local anesthesia. STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006. STAAR began selling the Visian TICL outside the U.S. in 2002. These products are sold in more than 40 countries. STAAR’s goal is to establish the position of the ICL and TICL throughout the world as one of the primary choices for refractive surgery.

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

Operations

STAAR has significant operations both within and outside the U.S. Revenue from activities outside the U.S. accounted for 75% of our total revenues in the first quarter of 2008 and 66% of our total revenues in the first quarter of 2007. Most of the increase in the share of our revenue derived from outside the U.S. resulting from the acquisition of the remaining interests in our Japanese joint venture in early fiscal 2008. STAAR’s principal business units and their operations are as follows:

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

•
Japan. STAAR completed the acquisition of the remaining 50% interest in its joint venture Canon Staar, Co., Inc. during the first quarter of 2008, following which the entity’s name was changed to STAAR Japan, Inc. (“STAAR Japan”). Through the new wholly owned subsidiary, STAAR Japan, STAAR operates an administrative facility in Tokyo, Japan and a manufacturing facility in Ichikawa City. All of STAAR’s preloaded injectors are manufactured at the Ichikawa City facility. STAAR Japan is also currently seeking approval from the Japanese regulatory authorities to market in Japan STAAR’s Visian ICL, Collamer IOL and AquaFlow Device.

•	Germany. Domilens, a wholly owned subsidiary of STAAR Surgical AG, operates its distribution business at facilities in Hamburg, Germany.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries. These risks are discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007 under Item 1.A – Risk Factors, under the headings “The global nature of our business may result in fluctuations and declines in our sales and profits” and “The success of our international operations depends on our successfully managing our foreign subsidiaries.”

Strategy

STAAR is currently focusing on the following four strategic goals:

•	improving cash flow;

•	increasing U.S. sales by reversing the decline in cataract sales and improving the growth of refractive sales;

•	successfully integrating STAAR Japan; and

•	maintaining and expanding international growth rates.

Strategic Goal 1: Improve cash flow. STAAR used $3.4 million of cash in operations during the first quarter of 2008 and $2.7 million of cash in the first quarter of 2007. Approximately $2.5 million of the total cash used in operating activities in the first quarter of 2008 was used by STAAR Japan in assuming distribution from Canon Marketing Japan, Inc. and for payments on inventory purchased from Canon Marketing. STAAR seeks to reduce its use of cash both by cutting costs and by increasing U.S. revenue and profit margin. Our strategy to increase U.S. revenue and profit margin is discussed in detail under Strategic Goal 2.

While STAAR’s international operations have generally generated cash or been cash flow neutral in recent periods, losses from U.S. operations have been the principal cause of cash use on a consolidated basis. To reduce these costs, STAAR implemented cost cutting measures in the third fiscal quarter of 2007 and the first fiscal quarter of 2008, including targeted reductions in the U.S. workforce. Beginning in December 2007, STAAR began a process to closely rationalize and evaluate its spending levels. This evaluation has identified opportunities by which STAAR seeks to save approximately $3.5 million in annualized costs. These initiatives include streamlining STAAR’s U.S. organization by reducing spending levels in all areas of the business, renegotiating or eliminating certain obligations, and eliminating all executive bonus opportunities until STAAR shows positive trends toward achieving profitability. STAAR has organized a task force comprised of senior management to identify and implement during 2008 an additional $2 million to $3 million in global cost reduction initiatives.

STAAR exited the first quarter with $10.5 million in cash and cash equivalents, compared with $10.9 million at the end of fiscal year 2007.

STAAR believes its cash management plans are achievable and continues to seek ways to reduce spending; however, STAAR cannot provide assurance that it will achieve the level of intended savings. STAAR’s cash management plans depend on increases in U.S. sales of high-margin refractive products as well as improvements in revenue generated by U.S. sales of cataract products. During the first quarter of 2008, STAAR experienced an increase of 5% in U.S. sales of refractive products over the first quarter of 2007 and the fourth quarter of 2007; however, U.S. sales of cataract products declined by 15% over the first quarter of 2007 and 8% over the fourth quarter of 2007. If new cataract product introductions by STAAR do not generate significant additional revenues, STAAR may be required to more significantly scale down its U.S. operations.

Strategic Goal 2: Increase U.S. sales by reversing the decline in cataract sales and improving the growth of refractive sales. In fiscal year 2007 STAAR experienced a flat rate of growth in U.S. refractive sales and a decrease of 16% in U.S. cataract sales over fiscal year 2006. To reverse these trends STAAR has significantly modified its U.S. selling strategy and is continuing its efforts to introduce improved and enhanced products that will compete better in the marketplace. As described in greater detail below, U.S. refractive sales already showed resumed growth during the first quarter of 2008.

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

In the first quarter of 2008 STAAR’s U.S. sales of Visian ICLs increased 9% over the first quarter of 2007 and 7% over the fourth quarter of 2007. STAAR believes this represents a trend to resumed growth in U.S. refractive sales following 2007 sales levels that did not grow beyond those reached in the first year of introduction. STAAR believes that the following are among the factors that may have contributed to improved Visian ICL sales in the first quarter of 2008:

•
increasing use of the ICL by a number of surgeons among STAAR’s established U.S. customers as they have gained experience with the product and become more skilled at identifying, attracting and supporting those patients most likely to benefit from the ICL;

•	increased patient awareness of the ICL as a result of favorable mass media exposure for the ICL;

•
a change in marketing focus as STAAR, in its third year of ICL marketing in the U.S., has shifted from increasing its overall customer base to devoting more attention to identifying and supporting those surgical practices that show potential for significant repeat business through a professional commitment to the ICL technology; and

•	greater stability and focus in STAAR’s refractive sales force following its reorganization in the second half of 2007.

To achieve its plans, STAAR will need not only to sustain, but to increase this rate of growth. STAAR believes that such an increase is achievable because, among other things, the favorable media coverage for the ICL and the implementation of STAAR’s revised marketing approach had only begun to have their effect late in the first quarter or early in the second quarter. For example, a segment of the NBC News Today show featuring a successful live ICL surgery, aired on March 5, 2008. That show and similar local television news segments resulted in increased consumer interest in ICL, as measured by web traffic and inquiries received on web sites maintained by STAAR and by the surgeons involved. STAAR’s ICL Growth Program, which is part of its revised marketing approach, was announced in April 2008, and on April 22, 2008 held the first of nine webinars hosted by ICL surgeon Dr. Brian Boxer Wachler designed to help refractive physicians build their Visian ICL practices.

Notwithstanding the increasing Visian ICL sales in early 2008, STAAR will continue to face challenges in marketing the ICL in the U.S., including the following:

•	the U.S. refractive surgery market has been dominated by corneal laser-based techniques, which unlike the Visian ICL are already well known to potential refractive patients;

•
other newly introduced surgical products will continue to compete with the Visian ICL for the attention of surgeons seeking to add new, high value surgical products, in particular multifocal and accommodating IOLs;

•	an economic downturn in the U.S. could reduce demand for elective procedures like refractive surgery;

•	negative publicity about complications of LASIK could reduce interest in all refractive surgical procedures; and

•	FDA approval of the TICL, which is highly effective at treating patients severely affected by myopia and astigmatism, has been delayed.

Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements. Some makers of lasers for refractive surgery have reduced their U.S. sales projections for 2008 because worsening general economic conditions are expected to reduce demand for laser vision correction. As of the date of this filing, sales of the Visian ICL have not been similarly affected and have continued to grow during 2008 despite reports of a general economic downturn. However, STAAR cannot assure that U.S. Visian ICL sales will be unaffected by a deep or prolonged recession in the U.S.

On April 25, 2008, the FDA Ophthalmic Devices Panel held a public meeting to discuss issues of medical complications and customer satisfaction following refractive surgery. While the panel also discussed phakic IOLs such as the Visian ICL, most of its discussions centered on LASIK and testimony regarding customer dissatisfaction following LASIK surgery. The Panel recommended enhanced patient warnings of possible complications for LASIK and created a task force to study methods of better identifying those patients who are more likely to have an unsatisfactory outcome from laser vision correction. The proceedings of the Panel were widely reported in the U.S. While it is too early to assess the impact of the panel hearings on patient attitudes or the recommendations of practicing surgeons, it is possible that demand for laser eye surgery will be reduced because of concerns regarding complications and potential patient dissatisfaction. Patient concerns about LASIK could increase interest in the Visian ICL as an alternative for patients who have a greater risk of complications from LASIK. The fact that the Visian ICL is removable if a patient is dissatisfied with the outcome may also be appealing to some patients with new concerns about risks of refractive surgery. However, the negative publicity concerning LASIK could decrease patient interest in all refractive surgery, including Visian ICL. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome.

STAAR’s TICL corrects both myopia and astigmatism, and has been shown to be highly effective in treating individuals severely affected by these conditions. When STAAR has introduced the TICL in international markets it has generally experienced rapid growth, and the TICL may also lead to increased ICL sales by introducing more patients and physicians to the ICL technology. STAAR has applied for approval of the TICL in the U.S., but the FDA has suspended review of the application pending resolution of concerns regarding STAAR’s oversight of the TICL clinical study. This agency action is discussed below under the caption “Other Highlights: Medical Device Regulatory Compliance, Clinical Oversight and TICL Approval.” Based on experience in international markets, STAAR believes that U.S. sales of the ICL will increase even if TICL approval continues to be delayed. Nevertheless, STAAR believes that approval and introduction of the TICL would significantly enhance refractive sales in the U.S. Obtaining approval remains a part of STAAR’s long-term strategy.

Cataract Sales. For several years STAAR has experienced a decline in U.S. market share of IOLs. U.S. IOL sales declined 21% in the first quarter of 2008 and 14% in first quarter 2007. Factors contributing to long term decline in U.S. cataract sales include the slow pace of cataract product improvement and enhancement during a period when we devoted most of our research and development resources to introducing the ICL and to resolving the regulatory and compliance issues raised by the FDA. This long-term trend was exacerbated in 2007 by disruption in STAAR’s independent sales force when STAAR elected not to renew its last two contracts with regional manufacturer’s representative in the third quarter of 2007, by STAAR's lagging behind its competitors in the introduction of IOLs with advanced aspheric optics, and by the entry of Alcon as a competitor in the Toric IOL market.

STAAR’s strategy to achieve profitability in its U.S. cataract business is to rationalize its cataract product offering around its higher value products, including recently introduced products and products planned for introduction in the near future. This will include aspheric optics across all IOL platforms, improved delivery systems for Collamer IOLs to broaden their appeal and preloaded delivery systems for silicone lenses. Successful implementation of this strategy is subject to risks, including the risk of delays in developing new products, securing regulatory approval and obtaining favorable reimbursement status.

STAAR’s initiatives to enhance its cataract product line have resulted in the following recent developments:

•	The introduction of STAAR’s aspheric three-piece Collamer IOL in April 2007;

•	The grant of New Technology IOL (“NTIOL”) status for the aspheric three-piece Collamer IOL in March, 2008;

•	The introduction of STAAR’s aspheric three-piece silicone IOL November 2007; and

•	The April 2008 introduction of the nanoPOINT™ injector, which delivers STAAR’s single piece Collamer IOL through a 2.2 mm incision.

The addition of aspheric optics to STAAR’s IOL designs has been a primary focus of STAAR’s recent development efforts. Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. In recognition of these advantages the Centers for Medicare and Medicaid Services (“CMS”) will grant for NTIOL status to aspheric IOLs that can demonstrate improved visual performance over conventional IOLs, allowing an extra $50 reimbursement per lens. Because the overwhelming majority of IOL purchases in the U.S. are reimbursed through Medicare, NTIOL status will significantly increase STAAR’s margin on qualifying lenses.

STAAR intends to continue to focus on the following projects designed to make our cataract product offering more competitive:

•	The introduction of an aspheric single-piece Collamer IOL, which will bring advanced aspheric optics to the microincision nanoPOINT platform.;

•	NTIOL status for the aspheric single-piece Collamer IOL and the aspheric three-piece silicone IOL;

•	developing a Collamer Toric IOL to complement our pioneering silicone Toric IOL and better compete with the Alcon acrylic Toric IOL;

•	developing an all new injector system for the three-piece Collamer IOL; and

•	developing a preloaded injector system for our new silicone aspheric IOLs.

STAAR’s development efforts aim to realize the full market potential for Collamer IOLs by improving lens delivery systems and to differentiate STAAR’s silicone IOL offering through the Preloaded Injector. The majority of IOLs sold by STAAR in the U.S. are made of silicone, which was the original material used for foldable IOLs. However, physician preferences in the U.S. have strongly shifted to acrylic IOLs which currently account for an approximately 72% share of the U.S. IOL market. STAAR believes that its Collamer lenses have outstanding optical qualities and superior biocompatibility, and should be capable of competing with any of our competitor’s acrylic lens products in the advanced material sector. In addition, increasing use of the ICL, which relies on the outstanding optical properties of Collamer, has also introduced the advantages of the Collamer material to a growing number of surgeons. However, growth of the Collamer IOL market has been limited by the difficulty of perfecting delivery systems for the soft Collamer material. Although acrylic lenses do not have the same level of optical performance in the eye as Collamer and often introduce glare or glistenings into the visual field, the stiffness and toughness of the acrylic material makes design of delivery systems simpler. STAAR has a number of development projects in place intended to make Collamer lenses easier to deliver and broaden customer appeal. The nanoPOINT injector system, which delivers the one-piece Collamer IOL through a 2.2 mm incision, was the first of these projects to reach market and was launched in April 2008.

While the U.S. market share for silicone IOLS has been slowly declining overall, a significant number of surgeons continue to select silicone lenses for their patients. STAAR believes that recently introduced aspheric, square-edged three –piece Collamer IOL offers outstanding optical performance and could enable STAAR to retain or possibly increase its market share within the silicone IOL sector, especially if STAAR’s efforts are successful in securing NTIOL status for the lens securing FDA approval to make it available in a preloaded injector.

We have developed and currently market globally the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for cataract patients who also have pre-existing astigmatism. Until 2006 only STAAR sold Toric IOLs in the U.S. Because CMS allows cataract patients receiving reimbursement to pay a premium for the correction of pre-existing astigmatism, while Medicare provides the customary reimbursement for cataract surgery, Toric IOLs can be sold at a higher price and higher profit margin than standard IOLs. CMS also permits the patient to separately remunerate the surgeon for the significant additional services needed to prescribe and implant a lens with toric correction for astigmatism. The increased revenues and profit margin originally expected by STAAR as a result of the CMS ruling have, to date, not been realized because of the introduction of a competing acrylic toric IOL by Alcon Laboratories. In particular, STAAR believes that in 2007 a number of customers who previously had purchased STAAR’s Toric IOL but had otherwise been customers of Alcon’s ophthalmic products, converted to use of the Alcon Toric IOL. STAAR believes that its planned introduction of a collamer-based Toric IOL will be essential to regaining market share in this technology.

STAAR believes that it has continued to face a challenge in marketing its products in the U.S. as a result of Warning Letters, Form 483 Inspectional Observations and other correspondence received from the FDA between December 29, 2003 and July 5, 2005, which indicated that the FDA deemed STAAR’s Monrovia, California facility to be violating the FDA’s Quality System Regulations and Medical Device Reporting regulations, warning of possible enforcement action and suspending approval of Class III medical devices to which the violations related. STAAR believes that it has resolved the issues giving rise to those agency actions to the satisfaction of the FDA staff. Nevertheless, STAAR believes that it has not yet fully overcome the reputational harm caused by the FDA’s past findings of compliance deficiencies, which may continue to present a challenge in increasing U.S. product sales. In the opinion of STAAR’s management, the recent warning letter from BIMO and the integrity hold placed on STAAR’s clinical activities by the Office of Device Evaluation, which concern STAAR’s oversight of clinical activities rather than it quality systems, have perpetuated the reputational harm resulting from the earlier FDA actions, and made it more difficult for STAAR to regain its former market share.

STAAR comprehensively reorganized its U.S. sale force in the latter part of 2007 and early 2008. STAAR now directly employ its regional sales managers. At the local level STAAR continues to rely chiefly on independent sales representatives to promote sales and demonstrate products. STAAR believes that its reorganized sales force will position the company to capitalize on enhancements to its cataract product line intended to make the line more competitive.

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

Strategic Goal 3: Successfully integrate STAAR Japan. Early in fiscal year 2008 STAAR completed the acquisition of the remaining interests in its Japan-based joint venture, Canon Staar Co., Inc. (“Canon Staar”). Canon, Inc. and its affiliated marketing company, Canon Marketing Japan Inc. (“Canon Marketing”) collectively owned 50% of Canon Staar prior to the closing of the acquisition on December 29, 2007, and STAAR owned the other 50%. Following the closing of this transaction (the "Acquisition") on December 29, 2007, Canon Staar became a wholly owned subsidiary of STAAR operating under the name “STAAR Japan, Inc.”

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

Although STAAR participated as a shareholder and had appointees serve as directors in the oversight of Canon Staar over its twenty-year history, STAAR and its officers were not involved in day-to-day management of the joint venture. In completing the acquisition STAAR relied on the completeness and accuracy of the information provided during pre-closing due diligence. As a result, integrating STAAR Japan with STAAR faces some of the same challenges typically faced by the acquirer of an unrelated company.

The financial impact of the STAAR Japan acquisition on STAAR recognized in the first fiscal quarter of 2008 includes approximately $3.9 million in non-cash charges relating to the settlement loss on pre-existing arrangements and $1.5 million in charges to cost of goods sold associated with the step-up of inventory. Short-term financial performance STAAR Japan will be affected by rules of purchase accounting that require acquired inventory to be written up in value, reducing reported margins until that inventory is sold off. The full amount of the step-up inventory was sold off in the first fiscal quarter of 2008. In addition, the joint venture’s exclusive distributor in Japan, in anticipation of the transfer of the distribution business in connection with the acquisition, curtailed inventory purchases during the latter part of 2007, resulting in a shortfall in receivables of STAAR Japan below projected levels.

Through the acquisition STAAR seeks to achieve the following goals:

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

Control of Distribution.  Canon Marketing has been the exclusive distributor of Canon Staar products in Japan throughout the joint venture’s history. While the Canon companies are a global leader in optics, Canon Staar’s IOL’s have been the only surgical product of the Canon companies and represented an insignificant portion of their total business. As a smaller company exclusively focused on ophthalmic implants, STAAR believes that it will be better positioned to exploit the value of the products developed and manufactured for the Japanese market by STAAR Japan. In addition, STAAR’s Swiss subsidiary has already served as Canon Staar’s distributor for Preloaded Injectors in Europe and Australia and (on a non-exclusive basis) in China. STAAR believes distribution of Preloaded Injectors outside Japan can yield greater sales in the future, in particular following the 2007 introduction of an acrylic Preloaded Injector.

The cataract market in Japan is one of the world’s largest, and enjoys high average selling prices. Mean myopia rates in Japan also makes it an attractive market for refractive surgery. While Canon Staar experienced losses in 2007, it has historically earned modest profits and higher gross margins than STAAR’s world-wide average. In addition, by absorbing the distribution business previously operated by Canon Marketing Japan, STAAR expects to add the distributor’s historical margins to STAAR Japan’s gross margin. Accordingly, STAAR believes that the acquisition of the Canon companies’ interests in Canon Staar will likely improve its financial results in the short term and could lead to long-term improvements if control of distribution leads to better marketing and increased sales.

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

Eliminating the risk that Canon Staar could become a competitor of STAAR, especially after a change in control of STAAR.  Prior to the acquisition, if STAAR had entered into a merger or other reorganization, had been acquired or was subject of a take-over attempt or experienced other events of default under the Joint Venture Agreement, the Canon companies would have had the right to acquire STAAR’s interest in Canon Staar at book value. (Book value of STAAR’s 50% interest in Canon Staar was approximately $2.3 million as of December 28, 2007). STAAR believes that book value would not have represented the fair value of its interest in the joint venture, especially because following the purchase of its interests by the Canon Companies, STAAR would lose its rights under the Joint Venture Agreement to control the worldwide exploitation of STAAR’s technology in competition with STAAR. STAAR also believes that elimination of this risk has greatly enhanced its opportunity to enter into strategic transactions that may benefit its stockholders.

Increase Access to the Preloaded Injector Technology. Canon Staar introduced the world’s first Preloaded Injector in 2003, and STAAR believes that Canon Staar remains a leader in this technology. Foldable IOLs are typically stored and shipped in an unfolded state, and then folded just before surgery to ensure that they quickly resume their proper shape on implantation. As a result, designing an effective Preloaded Injector involves many challenges. Among other things, it requires the engineering of an injector that is mechanically sound but also safe as a long-term container for the IOL, that can reliably fold the lens for delivery, smoothly compress and deliver the lens through a small incision, typically less than 3 mm in width, then release the lens in a safe and predictable manner. In the course of developing the first practical preloaded injector Canon Staar filed patents on various innovations in Japan, the U.S. and elsewhere in the world. These are among the 33 patents of Canon Staar acquired in the acquisition. All rights under these patents were held exclusively by Canon Staar, with no express license for use by STAAR or any other company (except a limited license to Nidek Inc. in connection with distributing the acrylic Preloaded Injector).

While STAAR has many injector patents of its own, as a result of past transactions or disputes, it entered into cross licenses or covenants not to sue covering existing injector technology with the other major U.S. ophthalmic companies, Alcon, Advanced Medical Optics (“AMO”) and Bausch & Lomb. STAAR believes the existing patents acquired in the acquisition of Canon Staar will not be subject to those agreements. STAAR is still evaluating the newly acquired patents, but believes that in addition to securing its own access to Preloaded Injector technology these patents enhance STAAR’s proprietary position in the technology vis-à-vis its competitors.

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

As in any acquisition, the integration of STAAR Japan will present STAAR with a number of challenges, including, but not limited to, the following;

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

Because of the strategic importance of the STAAR Japan business to STAAR, and the risks to realizing the full value of the transaction listed above STAAR intends to devote significant resources to completing the integration of STAAR Japan in 2008. Failure to successfully integrate STAAR Japan could significantly harm STAAR and its business.

Strategic Goal 4: Maintain and expand international growth rates. STAAR’s revenue from international markets has grown steadily in recent periods. During 2007, this growth primarily resulted from increased sales of ICL and TICL and the growth of STAAR’s German distribution business conducted through Domilens.

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

Domilens Vertrieb fuer medizinische Produkte GmbH is a leading distributor of ophthalmic products in Germany. Products sold by Domilens include implantable lenses, related surgical equipment, consumables and other supplies. Domilens sells custom surgical kits that incorporate a surgeon’s preferred supplies and consumables in a single ready-to-use package, and services phacoemulsification and other surgical equipment made by third parties. In addition to distributing and servicing products of third party manufacturers, Domilens distributes STAAR’s refractive products and Preloaded Injectors. Domilens sales in the first quarter of 2008 were $6.4 million, an increase of $395,000 over the comparable quarter of 2007, which is attributable to approximately $781,000 resulting from favorable changes in currency. Domilens generated total sales of $23.7 during fiscal year 2007. During 2007 STAAR’s efforts to further integrate Domilens resulted in a significant increase in ICL and TICL sales in Germany, where STAAR believes its market potential remains significantly unrealized. STAAR intends to foster continued growth at Domilens by encouraging the continuation of its historically successful customer-focused business model as a distributor, and by working to further develop Domilens as platform for selling STAAR’s own higher value proprietary products.

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

The third party auditor completed the second phase of the work required by ODE, which involved a 100% data inspection at the seven clinical sites, during February 2008. The third party auditor began the third phase of its inspection, specifically an inspection of STAAR’s clinical systems and data, on March 17, 2008. Following that, the third party auditor will undertake any necessary amendments to clinical data, assess STAAR’s clinical quality systems and perform any necessary follow-up actions necessary to confirm the scientific validity of the TICL clinical data through the process outlined by the FDA. The third party auditor is conducting the audit under the oversight of the FDA and STAAR’s communications with the auditors are limited until the project is complete. While STAAR believes these actions, if successful, should resolve the issues raised in the recent Warning Letter and enable STAAR to resubmit the TICL application in an approvable form, STAAR cannot assure investors that the results of the independent audit or STAAR’s corrective actions will be satisfactory, that ODE will grant approval to the TICL, or that the scope of requested TICL approval, if granted, would not be limited by the FDA.

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

In January 2007, the CMS made a similar ruling, which allows a Medicare patient to pay a premium for a lens that also corrects astigmatism. STAAR expects this ruling will enhance the market for a Collamer Toric IOL currently in development. Nevertheless, with the help of the CMS ruling, presbyopic lenses are expected to claim a share of the cataract market in the future, and STAAR does not currently offer a lens of this type.

Foreign Currency Fluctuations. Our products are sold in approximately 50 countries. During the first quarter of fiscal year 2008, sales from international operations represented 75% of total sales. The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. During the first fiscal quarter of 2008, changes in currency exchange rates had a $1.1 million favorable impact on net sales.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On December 29, 2007, the Company only partially adopted the provisions of SFAS No. 157 because of the issuance of Staff Position (the “FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” which allows companies to delay the effective date of SFAS No. 157 for non-financial assets and liabilities. The partial adoption had no impact on the Company’s consolidated financial position and results of operations.  Management does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position and results of operations when they become effective on January 3, 2009.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not affect disclosure requirements in other accounting standards. The Company adopted SFAS No. 159 effective for the fiscal year beginning December 29, 2007, and the adoption had no impact on the Company’s consolidated financial position and results of operations.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 28, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company's statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales		Percentage Change
	March 28, 2008	March 30, 2007	2008 vs. 2007

Net sales	100.0%	100.0%	20.4%
Cost of sales	56.8	51.1	33.9
Gross profit	43.2	48.9	6.3

General and administrative	24.8	24.0	23.9
Marketing and selling	36.0	35.6	21.9
Research and development	9.6	10.8	6.8
Loss on settlement of pre-existing distribution arrangement	21.4	—	—	*
	91.8	70.4	56.9
Operating loss	(48.6)	(21.5)	—	*
Other income (expense), net	0.2	(0.3)	—	*
Loss before provision for income taxes	(48.4)	(21.8)	—	*
Provision for income taxes	1.4	1.8	(4.0)
Net loss	(49.8)%	(23.6)%	—	*

*  Denotes change is greater than 100%

In comparing results of operations for the three months ended March 28, 2008 with prior periods, readers should be aware that results for the quarter have been significantly affected by the acquisition of the remaining interests in STAAR Japan, including both non-recurring charges resulting from the accounting treatment of the transaction and the consolidation of the results of STAAR Japan from the first quarter of 2008 forward. On the December 29, 2007 closing date of the acquisition, STAAR Japan became a wholly owned subsidiary of STAAR, and its financial information was included in the Company’s consolidated financials statements as of that date. As a result of the acquisition, the Company’s net sales and expenses have increased significantly compared to the first quarter of 2007. Additionally, the Company recorded an approximate $3.9 million loss on settlement of pre-existing distribution arrangement and a $1.5 million increase to cost of sales associated with the step-up of inventory in the acquisition which have contributed to the Company’s operating loss. Note 2 of the Notes to the Condensed Consolidated Financial Statements of STAAR provide details on the accounting for the STAAR Japan acquisition.

Net Sales

Net sales for the first quarter of 2008 were $17,960,000, an increase of 20% compared with $14,917,000 for the same period of 2007. The increase in net sales is primarily due strong international product sales, the inclusion of STAAR Japan’s sales of $2.8 million and changes in currency exchange rates that had a $1.1 million favorable impact on net sales for first quarter of 2008.

International sales for the first quarter 2008 were $13,436,000, up 37% compared with $9,823,000 reported in the same period of 2007. During the current quarter, international sales of refractive products increased 23% to $3,247,000 from $2,642,000, due to increased sales of TICLs. International cataract sales were $10,072,000, up 42% compared with $7,112,000 in the first quarter of 2007, primarily due to the inclusion of STAAR Japan sales of $2,811,000 and a favorable effect of currency exchange.

U.S. net sales for first quarter of 2008 decreased 11% to $4,524,000 compared with first quarter of 2007, due to a 15% decrease in U.S. cataract product sales, partially offset by a 5% increase in U.S. refractive product sales. The decline in U.S. cataract product sales was due to a decrease in sales of non-aspheric silicone and collamer IOLs and toric IOLs, partially offset by an increase in sales of aspheric IOLs. The increase in refractive product sales was due to increased sales of ICLs.

Total ICL and TICL sales during the first quarter of 2008 increased 19% to $4,279,000 compared with $3,593,000 in the same period of 2007. Total cataract sales during the first quarter of 2008 grew 22% to $13,412,000 compared with $11,023,000 reported in the same period of the prior year, primarily due to the inclusion of $2,811,000 from STAAR Japan’s first quarter 2008 sales of preloaded IOLs.

Gross Profit Margin

Gross profit margin for the first quarter of 2008 decreased to 43.2% compared with 48.9% for the first quarter of 2007. This decrease was primarily due to a lower margin associated with the step-up of inventory in the STAAR Japan acquisition which impacted cost of sales by approximately $1.5 million, 8.4% of net sales, partially offset by high margin preloaded IOL sales in Japan. The inventory that was stepped-up was consumed during the current quarter and STAAR does not anticipate such charges going forward.

General and administrative

General and administrative expenses for the first quarter of 2008 increased 24% to $4,441,000 compared with $3,583,000. The increase for the quarter is primarily due to the incremental costs of STAAR Japan of $1,517,000 and increased legal expenses in the U.S., partially offset by decreased expenses associated with the Domilens investigation of the first quarter of 2007.

Marketing and Selling

Marketing and selling expenses for the first quarter of 2008 increased 22% to $6,467,000 compared with $5,302,000. International marketing and selling expenses increased 60% for the current quarter primarily due the incremental costs of STAAR Japan of $875,000, increased marketing and selling costs to drive continued sales growth internationally and the effect of currency exchange. U.S. marking and selling expenses decreased 14% as compared to the first quarter of 2007 due to the decreased commissions and promotional activities, partially offset by increased salaries.

Research and Development

Research and development expenses, including regulatory and clinical expenses, for the first quarter of 2008, increased 7% to $1,718,000 compared with $1,610,000 reported for the first quarter of 2007. The increase for the quarter is primarily due to the incremental costs of STAAR Japan of $173,000, partially offset by a 5% decrease in spending in the U.S.

Loss on Settlement of Pre-existing Distribution Arrangement

In connection with the Company’s acquisition of STAAR Japan, the Company recorded an approximate $3.9 million loss at the close of the Acquisition. This loss represents the portion of the consideration paid by STAAR for the Acquisition that was deemed to represent the settlement amount of the preexisting relationship between Canon Staar and the Canon companies, in particular for the termination of the pre-existing distribution arrangement that was deemed unfavorable to STAAR Japan and to STAAR when compared to a comparable at-market arrangement as of the December 29, 2007 closing date.

Liquidity and Capital Resources

The Company has funded its activities over the past several years principally from cash flow generated from International operations, credit facilities provided by institutional domestic and foreign lenders, the private placement and public offering of common stock, the repayment of former directors’ notes, and the exercise of stock options.

As of March 28, 2008 and December 28, 2007, the Company had $10.6 million and $11.0 million, respectively, of cash and cash equivalents and restricted short-term investments.

Net cash used in operating activities was $3.4 million for the three months ended March 28, 2008 versus $2.7 million for the three months ended March 30, 2007. Approximately $2.5 million of the total cash used in operating activities in the first quarter of 2008 was used by STAAR Japan in assuming distribution from Canon Marketing and for payments on inventory purchased from Canon Marketing.

Net cash provided in investing activities was $2.5 million for the three months ended March 28, 2008 compared to net cash used in investing activities of $0.2 million for the three months ended March 30, 2007. Cash acquired in connection with the acquisition of STAAR Japan approximated $3.0 million, reduced by $0.3 million related to transactions costs paid during the three months ended March 28, 2008. The consideration for the STAAR Japan acquisition was $11.8 million, of which approximately 60% of the total consideration was settled by issuing redeemable, convertible preferred stock on the closing date and the remaining 40% of the total consideration was in cash, which was advanced to the Canon companies just prior to the closing date and included in STAAR’s non-current assets on its consolidated balance sheet as of the end of fiscal year 2007. Upon completion of the Acquisition on the closing date, the advance payment was credited to the Canon companies as part of the total consideration paid by STAAR. STAAR also incurred approximately $1 million in direct transaction and related costs, of which $472,000 were paid and $528,000 included in accounts payable and accrued liabilities as of March 28, 2008.

Net cash used in financing activities was $0.2 million for the three months ended March 28, 2008 compared to net cash provided by financing activities of $4.2 million for the three months ended March 30, 2007. In the first quarter of 2007, proceeds of $4.0 million were received from a promissory note with Broadwood Partners, L.P., a stockholder in the Company.

Accounts receivable at March 28, 2008 increased $1.4 million relative to December 28, 2007. The increase in accounts receivable relates primarily to the inclusion of STAAR Japan receivables and the impact of foreign exchange. Day’s sales outstanding (“DSO”) were 47 days at March 28, 2008 compared to 40 days at December 28, 2007. The increase in DSO days at March 28, 2008 was primarily due to the inclusion of STAAR Japan’s results beginning as of the first quarterly period of fiscal 2008. The Company expects to maintain DSO within a range of 40 to 45 days during the course of the 2008 fiscal year.

Financial Position

As a result of the acquisition of STAAR Japan during the first quarter of STAAR’s fiscal year 2008, STAAR acquired assets having a value of approximately $7.9 million, which is the total purchase price of $11.8 million less the $3.9 million loss on settlement of a pre-existing distribution arrangement. The net $7.9 million net assets acquired were preliminary allocated among the various assets acquired and liabilities assumed on STAAR’s balance sheet based on estimated fair values of the date of acquisition of STAAR Japan. Note 2 of the Notes to the Condensed Consolidated Financial Statements of STAAR provide details on the estimated fair values of the assets acquired and liabilities assumed.

Prepaids, deposits and other current assets at March 28, 2008 increased by $1.1 million to $2.7 million, as compared to $1.6 million at December 28, 2007, primarily due to the inclusion of STAAR Japan’s prepaids, deposits and other current assets of approximately $0.6 million and an increase in prepaid assets at the Switzerland subsidiary.

Accounts payable at March 28, 2008 increased by $4.2 million to $9.0 million, as compared to $4.8 million at December 28, 2007, due to the inclusion of STAAR Japan’s accounts payable of approximately $3.4 million and increases in accounts payable at the Switzerland and Germany subsidiaries.

Deferred income tax liabilities increased by $2.5 million to $3.1 million at March 28, 2008 compared to $0.6 million at December 28, 2007 mainly due to the inclusion of STAAR Japan acquisition related deferred tax liabilities of $2.2 million representing the differences between the assigned values and the tax bases of the assets and liabilities recognized in the Acquisition.  The Company has not yet finalized certain acquisition related matters including the tax attributes of the acquired entity under Japanese tax rules and regulations, which are still being addressed by the Company with the assistance of its external specialists.  The Company expects to finalize these matters during the second quarter of fiscal year 2008.  When finalized, the effects, if any, of these acquired tax attributes items may increase or decrease these deferred income tax liabilities as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements of STAAR.

Credit Facilities, Contractual Obligations and Commitments

Credit Facilities

As detailed below, the Company has credit facilities with different lenders to support operations in the U.S., Germany and Japan.

Broadwood Loan Notes

On March 21, 2007, STAAR entered into a loan arrangement with Broadwood Partners, L.P. (“Broadwood”). Pursuant to a Promissory Note (the “March 2007 Note”) between STAAR and Broadwood, Broadwood loaned $4 million to STAAR. The March 2007 Note had a term of three years and bore interest at a rate of 10% per annum, payable quarterly. The March 2007 Note was not secured by any collateral, could be pre-paid by STAAR at any time without penalty, and was not subject to covenants based on financial performance or financial condition (except for insolvency). The March 2007 Note was repaid by STAAR on June 27, 2007.

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”) pursuant to a Senior Promissory Note (the “Note”) between the Company and Broadwood. The borrowed funds were used to finance the cash consideration and related transaction costs in the Company’s purchase of the remaining interests of the Canon companies in its Canon Staar Co., Inc. joint venture. The Note has a term of three years and bears interest at a rate of 7% per annum, increasing to 20% per annum if there is a default. The Note is not secured by any collateral, may be pre-paid by the Company at any time without penalty, and is not subject to covenants based on financial performance or financial condition (except for insolvency). The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood. Based on representations made by Broadwood in the Promissory Note, on the date of the transaction Broadwood beneficially owned 4,396,231 shares of the Company’s common stock, comprising 15% of the Company’s common stock as of December 14, 2007. Based on publicly available information filed by Broadwood, Neal Bradsher, President of Broadwood Partners, L.P., may have been deemed to beneficially own all of the 4,396,231 shares.

Lease Agreements

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a three-year term. Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed fair value. On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provides for additional purchases of $800,000 during fiscal year 2008. The terms of this new schedule conform to the amended agreement dated October 9, 2006. Approximately $364,000 borrowings related to future purchases are available under this facility as of March 28, 2008 and December 28, 2007.

The Company’s lease agreement with Mazuma Capital Corporation (“Mazuma”), as amended on August 16, 2006, provides for purchases of up to $301,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a two-year term. The Company was required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of March 28, 2008, the Company had a certificate of deposit for approximately $117,000 recorded as “short-term investment-restricted” with a three-month term at a fixed interest rate of 3.25%. As of December 28, 2007, the Company had a certificate of deposit for approximately $150,000 recorded as “short-term investment-restricted” with a 12-month term at a fixed interest rate of 4.5%. The agreement also provides that the Company may elect to purchase any item of the leased property at the end of its lease term for $1. No borrowings were available under this facility as of March 28, 2008 and December 28, 2007.

STAAR Japan Secondment Agreements

At the close of the Acquisition, the Canon companies and STAAR entered into a Current Employees Secondment Agreement for a term of two years whereby the Canon companies agreed to lease certain employees to STAAR Japan to serve in the same capacity as prior to the acquisition. STAAR Japan is required to make monthly payments to the Canon companies for the services provided by the seconded employees in an amount equal to the costs of the employees’ salaries and benefits (“fee”) as calculated by Canon, however, the fee may not exceed 69 million Japanese Yen (approximately $690,000 based on the rate of exchange on March 28, 2008) per annum in the aggregate. Similarly, the Canon companies and STAAR entered into a New Employees Secondment Agreement whereby Canon Marketing agreed to lease to STAAR Japan certain employees who previously conducted the IOL distribution business of Canon Marketing for a term of one year. STAAR Japan is required to make monthly payments to the Canon companies for the services provided by the seconded employees in an amount equal to the costs of the employees’ salaries and benefits as calculated by Canon, however, the fee may not exceed 190 million Japanese Yen (approximately $1.9 million based on the rate of exchange on March 28, 2008) per annum in the aggregate.

Lines of Credit

The Company’s German subsidiary, Domilens, entered into a credit agreement on August 30, 2005. The renewed credit agreement provides for borrowings of up to 100,000 EUR ($158,000 at the rate of exchange on March 28, 2008), at a rate of 8.5% per annum and does not have a termination date. The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not collateralized. There were no borrowings outstanding as of March 28, 2008 and December 28, 2007 and the full amount of the line was available for borrowing as of March 28, 2008.

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended, with Mizuho Bank providing borrowings of up to 400,000,000 Japanese Yen (approximately $4.0 million based on the rate of exchange on March 28, 2008), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.875% as of March 28, 2008) and terminates on April 20, 2009, but may be renewed annually. The credit facility is not collateralized. There were no borrowings outstanding as of March 28, 2008 and the full amount of the line was available for borrowing as of March 28, 2008.

As of March 28, 2008, the Company had a current ratio of 2.4:1, net working capital of $22.4 million and net equity of $29.7 million compared to December 28, 2007 when the Company’s current ratio was 2.9:1, its net working capital was $21.0 million, and its net equity was $36.2 million.

While the Company’s international business generates positive cash flow and represents approximately 75% of consolidated net sales, the Company has reported losses on a consolidated basis for several years due to a number of factors, including eroding sales of cataract products in the U.S. and FDA compliance issues that consumed additional resources while delaying the introduction of new products in the U.S. market. During these years the Company has secured additional capital to sustain operations through private and public sales of equity securities.

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

If our losses continue, we risk defaulting on the terms of our credit facilities. Our limited borrowing capacity could cause a shortfall in working capital or prevent us from making expenditures to expand or enhance our business. A default on any of our credit facilities could cause our long term obligations to be accelerated, make further borrowing difficult and more expensive and jeopardize our ability to continue operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 28, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15e) are effective.

Our management, including the CEO and the CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud or material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as necessary to extend our controls and procedures to STAAR Japan.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Moody v. STAAR Surgical Company; Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Cases No. 07CC10132 and 07CC10136). On September 21, 2007, Scott C. Moody, Inc. and Parallax Medical Systems, Inc. filed substantially identical complaints against STAAR in the Superior Court of California, County of Orange. Moody and Parallax are former independent regional manufacturer’s representatives (“RMRs”) of STAAR whose contracts with STAAR expired on July 31, 2007. They claim, among other things, that STAAR interfered with the plaintiffs’ contracts when it caused some of their current or former subcontractors to enter into new agreements to represent STAAR products, and that STAAR interfered with the plaintiffs’ prospective economic advantage when it informed a regional IOL distributor that each of the RMR’s contracts had a covenant restricting the sale of competing products. Moody claims general and compensatory damages of $32 million and Parallax claims general and compensatory damages of $48 million, and both plaintiffs request punitive damages.

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

The disclosure of the Moody and Parallax lawsuits in this Item 1 of Part III of STAAR’s Quarterly Report on Form 10-Q is not intended to imply that these lawsuits, either individually or in aggregate, are material to STAAR.

In addition to the lawsuits discussed above, STAAR is from time to time subject to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. STAAR maintains insurance coverage for product liability claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, except for the following:

An economic downturn could reduce sales of our refractive products.

Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements, and they can defer the choice to have refractive surgery if they do not feel confident that they can comfortably pay for it under current economic conditions. An economic downtown in the U.S. or any of our significant markets could reduce the ability of candidates for the ICL to pay for the procedure, or reduce their willingness to incur a significant expense because of economic uncertainty. Depending on the severity of the downturn this could reduce the rate of growth in ICL sales in the affected market, or cause ICL sales to decline. While cataract product sales are less affected by general market conditions, because of the higher margins STAAR receives for its refractive products, reduced ICL sales in an economic downturn could significantly reduce STAAR’s earnings.

Negative publicity concerning complications of laser eye surgery could reduce the demand for our refractive products as well.

On April 25, 2008, the FDA Ophthalmic Devices Panel held a public meeting to discuss issues of medical complications and customer satisfaction following refractive surgery, which received wide publicity in the United States. The panel discussion and resulting publicity have broadened public awareness of the potential complications of refractive surgery and potential patient dissatisfaction, in particular as a result of LASIK and other corneal laser-based procedures. Concerns about complications of refractive laser eye surgery could encourage more patients and doctors to select the Visian ICL as an alternative. However, negative publicity concerning LASIK could decrease patient interest in all refractive surgery, including Visian ICL. Depending on the nature and severity of future negative publicity about refractive surgery, the growth of ICL sales in the U.S. could be limited or sales could decline as a result.

ITEM 6. EXHIBITS

Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
4.1	Certificate of Designation of Series A Convertible Preferred Stock.(1)
4.2	1991 Stock Option Plan of STAAR Surgical Company(3)
4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(4)
4.4	Form of Certificate for Common Stock, par value $0.01 per share(5)
4.5	2003 Omnibus Equity Incentive Plan and form of Option Grant and Stock Option Agreement(6)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.
(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.
(6)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on June 18, 2003, as filed with the Commission on May 19, 2003.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: May 7, 2008	By: /s/ DEBORAH ANDREWS
Deborah Andrews

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)