Form 10-K
period 2009-01-02
STAAR SURGICAL CO
filed 2009-04-02
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $91,708,703 based on the closing price per share of $3.11 of the registrant’s Common Stock on that date.

The number of shares outstanding of the registrant’s Common Stock as of  March 30, 2009 was 30,018,013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

Item 1.  Business

General

STAAR Surgical Company develops, manufactures and sells innovative intraocular lenses, or IOLs, implantable Collamer lenses, or ICLs, and other ophthalmic surgical products, used primarily in cataract and refractive surgery. We manufacture products in the U.S., Switzerland and Japan and distribute our products worldwide.

Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

STAAR Surgical Company, Visian® , Collamer®, STAARVISC®, Elastimide®, SonicWAVETM and AquaFlowTM are trademarks or registered trademarks of STAAR in the U.S. and other countries. Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

Intraocular lenses.   Most of our revenue is generated by manufacturing and selling foldable intraocular lenses, known as IOLs. A foldable IOL is a prosthetic lens used to replace a cataract patient’s natural lens after it has been extracted in minimally invasive small incision cataract surgery. STAAR makes IOLs out of silicone and out of Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material. STAAR’s IOLs are available in both three-piece and one-piece designs. Over the years, we have expanded our range of IOLs to include the following:

•	The silicone Toric IOL, used in cataract surgery to treat preexisting astigmatism;

•	The Preloaded Injector, a three-piece silicone or acrylic IOL preloaded into a single-use disposable injector;

•	Aspheric three-piece IOLs, available in silicone or Collamer, designed to provide a clearer image than traditional spherical IOLs, especially in low light.

Implantable Collamer lenses.   Manufacturing and selling lenses used in refractive surgery is an increasingly important source of revenue for STAAR. We have used our proprietary biocompatible Collamer material to develop and manufacture implantable Collamer lenses, or ICLs. STAAR’s VISIANTM ICL and VISIANTM Toric ICL, or TICLTM, treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These disorders of vision affect a large proportion of the population. Unlike the IOL, which replaces a cataract patient’s cloudy lens, these products are designed to work with the patient’s natural lens to correct refractive disorders. The surgeon implants the foldable Visian lens through a tiny incision, generally under local anesthesia. STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006. STAAR began selling the Visian TICL outside the U.S. in 2002. These products are sold in more than 45 countries. STAAR’s goal is to establish the position of the ICL and TICL throughout the world as one of the primary choices for refractive surgery.

Other Surgical Products.  As part of our strategic approach to provide complementary products for use in ophthalmic surgery, we also market STAARVISC II, a viscoelastic material which is used as a protective lubricant and to maintain the shape of the eye during surgery, Cruise Control, a single-use disposable filter which allows for a faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment, and the AquaFlow Collagen Glaucoma Drainage Device, an implantable device used for the surgical treatment of glaucoma. We also sell other related instruments, devices, surgical packs and equipment that we manufacture or that are manufactured by others.

Distribution.   STAAR’s wholly owned subsidiary, Domilens Vertrieb fuer medizinische Produkte GmbH (“Domilens”) is a leading distributor of ophthalmic products in Germany. Products sold by Domilens include implantable lenses, related surgical equipment, consumables and other supplies. Domilens sells custom surgical kits that incorporate a surgeon’s preferred supplies and consumables in a single ready-to-use package, and services phacoemulsification and other surgical equipment. In addition to distributing and servicing products of third party manufacturers, Domilens distributes STAAR’s ICLs, IOLs, and Preloaded Injectors.

Operations

STAAR has significant operations both within and outside the U.S. Revenue from activities outside the U.S. accounted for 75% of our total revenues in fiscal year 2008. STAAR’s principal business units and their operations are as follows:

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

•
Japan.   At the beginning of fiscal year 2008, STAAR completed the acquisition of the remaining 50% interest in its joint venture Canon Staar, Co., following which the entity’s name was changed to STAAR Japan, Inc. (“STAAR Japan”).  STAAR Japan operates an administrative facility in Shin-Urayasu, Japan and a manufacturing facility in Ichikawa City. All of STAAR’s preloaded injectors are manufactured at the Ichikawa City facility. STAAR Japan is also currently seeking approval from the Japanese regulatory authorities to market in Japan STAAR’s Visian ICL and TICL, Collamer IOL and AquaFlow Device.

•	Germany. Domilens, a wholly owned subsidiary of STAAR Surgical AG, operates its distribution business at facilities in Hamburg, Germany.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries. See “ Item 1A. Risk Factors — The global nature of our business may result in fluctuations and declines in our sales and profits” and “ — The success of our international operations depends on our successfully managing our foreign subsidiaries.”

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

In 1996 STAAR began selling the ICL outside the U.S. Made of STAAR’s proprietary biocompatible Collamer lens material, the ICL is implanted behind the iris and in front of the patient’s natural lens to treat refractive errors such as myopia, hyperopia and astigmatism. The ICL received CE Marking in 1997, permitting sales in countries that require the European Union CE Mark, and it received FDA approval for the treatment of myopia in the U.S. in December 2005. The ICL is now sold in approximately 50 countries and has been implanted in more than 125,000 eyes worldwide.

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

•
In 2001, STAAR commenced commercial sales of its Visian Toric ICL or TICL, which corrects both astigmatism and myopia, outside the U.S.  In 2002 the TICL received CE Marking, allowing commercial sales in countries that require the European Union CE Mark.  Other significant markets for the TICL include China, Korea, and Canada.  The TICL is not yet approved for commercial sale in the U.S.

•
In late 2003, STAAR Japan introduced the first preloaded IOL lens injector system in international markets. The Preloaded Injector offers surgeons improved convenience and reliability. The Preloaded Injector is not yet available in the U.S.

•	On December 22, 2005, the FDA approved the ICL for the treatment of myopia, making it the first, and to date only, small incision phakic implant commercially available in the United States.

Financial Information about Segments and Geographic Areas

STAAR’s principal products are IOLs, ICLs, and other complementary products used in ophthalmic surgery.  Because 100% of STAAR’s sales are generated from the ophthalmic surgical product segment, the Company operates as one operating segment for financial reporting purposes. See Note 19 to the Consolidated Financial Statements for financial information about product lines and operations in geographic areas.

Principal Products

Our products are designed to:

•	Improve patient outcomes,

•	Minimize patient risk and discomfort, and

•	Simplify ophthalmic procedures or post-operative care for the surgeon and the patient.

Minimally Invasive Intraocular Lenses (IOLs).   We produce and market a line of foldable IOLs for use in minimally invasive cataract surgical procedures. Because they can be folded, our IOLs can be implanted into the eye through an incision less than 3mm in length, and for one model as small as 2.2 mm. Once inserted, the IOL unfolds naturally to replace the cataractous lens.

Currently, our foldable IOLs are manufactured from both our proprietary Collamer material and silicone. Both materials are offered in two differently configured styles: the single-piece plate haptic design and the three-piece design where the optic is combined with Polyimide TM loop haptics. The selection of one style over the other is primarily based on the preference of the ophthalmologist.

The addition of aspheric optics to STAAR’s IOL designs has been a primary focus of STAAR’s recent development efforts. Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs.  STAAR introduced its first aspheric IOLs made of silicone and Collamer in 2007 and received New Technology IOL “NTIOL” designation for both products in 2008 which qualify them for additional reimbursement.

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

We have developed and currently market, principally in the U.S., the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for cataract patients who also have pre-existing astigmatism. The Toric IOL is the first refractive product we offered in the U.S.

Sales of IOLs accounted for approximately 44% of our total revenues for the 2008 fiscal year, 39% of total revenues for the 2007 fiscal year and 45% of total revenues for the 2006 fiscal year.

 Visian ICL (ICLs).  ICLs are implanted into the eye in order to correct refractive disorders such as myopia, hyperopia and astigmatism. Lenses of this type are generically called “phakic IOLs” or “phakic implants” because they work along with the patient’s natural lens, or phakos, rather than replacing it. The ICL is capable of correcting refractive errors over a wide diopter range.

The ICL is folded and implanted into the eye behind the iris and in front of the natural crystalline lens using minimally invasive surgical techniques similar to those used to implant an IOL during cataract surgery, except that the natural lens is not removed. The surgical procedure to implant the ICL is typically performed with topical anesthesia on an outpatient basis. Visual recovery usually occurs within one to 24 hours.

We believe the ICL will complement current refractive technologies and allow refractive surgeons to expand their treatment range and customer base.

The ICL for myopia was approved by the FDA for use in the United States on December 22, 2005. The ICL and TICL are approved in countries that require the European Union CE Mark, China, Canada, Korea and Singapore. Applications are pending in Australia and Japan, and the Company is working to obtain new approvals for the ICL and TICL in other countries. The Company submitted its application for U.S. approval of the TICL to the FDA in 2006 (see “Regulatory Matters – Recent Correspondence with FDA Regarding Clinical Oversight and TICL Approval”).

The Hyperopic ICL is approved for use in countries that require the European Union CE Mark and in China and Canada.

The ICL is available for myopia in the United States in four lengths and 27 powers for each length, and internationally in four lengths, with 41 powers for each length, and for hyperopia in four lengths, with 37 powers for each length, which equates to 420 inventoried parts. This requires the Company to carry a significant amount of inventory to meet the customer demand for rapid delivery. The Toric ICL is available for myopia in the same powers and lengths but carries additional parameters of cylinder and axis with 11 and 180 possibilities, respectively. Accordingly, the Toric ICL is often made to order.

Sales of ICLs (including TICLs) accounted for approximately 25% of our total revenues for  the 2008 fiscal year, 26% in 2007 fiscal year and 21% of total revenues for the 2006 fiscal year.

Other Surgical Products

As part of our strategic approach to provide complementary products for use in ophthalmic surgery, we also market STAARVISC II, a viscoelastic material which is used as a protective lubricant and to maintain the shape of the eye during surgery, Cruise Control, a single-use disposable filter which allows for a faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment, and the AquaFlow Collagen Glaucoma Drainage Device, an implantable device used for the surgical treatment of glaucoma. We also sell other related instruments, devices, surgical packs and equipment that we manufacture or that are manufactured by others.

Sales of other surgical products accounted for approximately 31% of our total revenues for the 2008 fiscal year, 35% of total revenues for the 2007 fiscal year and 33% of total revenues for the 2006 fiscal year.

German Distribution Business

Domilens, STAAR’s German subsidiary, is an ophthalmic distribution company. Domilens principally resells and services products manufactured by third parties, along with STAAR’s refractive products and Preloaded Injectors. Substantially all of Domilens’ revenues are generated from the ophthalmic surgical products market.  Domilens reported sales of $25.1 million in fiscal year 2008, $23.7 million in fiscal year 2007 and $21.1 million in fiscal year 2006.

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

Patents, Trademarks and Licenses

We strive to protect our investment in the research, development, manufacturing and marketing of our products through the use of patents, licenses, trademarks, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business. As of January 2, 2009, we owned approximately 242 United States and foreign patents and had approximately 94 patent applications pending.

We believe that our patents are important to our business. Of significant importance to the Company are the patents, licenses, and technology rights surrounding our Visian ICL and Collamer material. In 1996, we were granted an exclusive royalty-bearing license to manufacture, use, and sell ICLs in the United States, Europe, Latin America, Africa, and Asia and to manufacture the collagen copolymer lens material. In developing its proprietary biocompatible Collamer material STAAR developed and patented additional technology. STAAR has also enhanced the originally licensed ICL design through patented features designed to make it safer and more effective. The Collamer material is also used in certain of our IOLs. We have also acquired or applied for various patents and licenses related to our AquaFlow Device, our phacoemulsification system, our insertion devices, and other technologies of the Company.

Our patent portfolio includes a significant group of patents granted or pending in the U.S. and other countries and in Japan, that we acquired in connection with the purchase of the remaining 50% interests in STAAR Japan in early fiscal 2008. These include numerous patents covering our Preloaded Injector technology. Prior to our acquisition, STAAR Japan held exclusive rights to these patents. STAAR believes that STAAR Japan’s patents enable it to better capitalize on the competitive advantage of our Preloaded Injector technology outside of Japan.

Patents for individual products extend for varying periods of time according to the date a patent application is filed or a patent is granted and the term of patent protection available in the jurisdiction granting the patent. The scope of protection provided by a patent can vary significantly from country to country.

Our strategy is to patent proprietary elements for our research and development projects in order to obtain market exclusivity for our products in our major markets. Although the expiration of a patent for a product may result in the loss of market exclusivity, we may continue to derive commercial benefits from these products. Also, we may continue to enjoy market exclusivity if we have maintained trade secrecy over the use of proprietary technology or if medical device regulations require our competitors to conduct clinical research or otherwise satisfy requirements before they can use the technology.  We may also be able to maintain exclusivity by patenting important improvements to the products. We routinely monitor the activities of our competitors and other third parties with respect to their use of intellectual property, including considering whether or not to assert our patents where we believe they are being infringed.

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

We distribute products directly to the physician or facility in the United States, Germany, and Australia, and rely primarily on local distributors in other countries.  In Japan we both sell directly and through a local distributor.  Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. In Germany, Japan and Australia, sales representatives are primarily employed directly by us. In the U.S., we rely on both directly employed representatives and independent sales representatives to sell our products under the supervision of directly employed sales managers.

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

We believe our primary competitors in the development and sale of products used to surgically correct cataracts, specifically foldable IOLs, include Alcon Laboratories (“Alcon”); Abbott Medical Optics, previously known as Advanced Medical Optics (“AMO”); and Bausch & Lomb. According to a 2008 Market Scope report, Alcon holds 57% of the U.S. IOL market, followed by AMO with 23% and Bausch & Lomb with 15%. We hold approximately 4% of the U.S. IOL market. Our competitors have been established for longer periods of time than we have and have significantly greater resources than we have, including greater name recognition, larger sales operations, greater ability to finance research and development and proceedings for regulatory approval, and more developed regulatory compliance and quality control systems.

In the U.S. market, physicians prefer IOLs made out of acrylic, which is considered an advanced material. Acrylic IOLs currently account for a 76% share of the U.S. IOL market. We believe that we are positioned to compete effectively in the advanced material market segment with the Collamer IOL. As part of our effort to increase market uptake of our Collamer IOLs, we introduced an aspheric three-piece Collamer IOL in November 2007 and introduced the nanoPOINT™ injector, which delivers STAAR’s single piece Collamer IOL through a 2.2 mm incision.  In 2009 STAAR expects to introduce an aspheric version of its single-piece Collamer lens, which will also be deliverable through the nanoPOINT injector, and an advanced injector system for the three-piece Collamer lens.

The addition of aspheric optics to STAAR’s IOL designs has been a primary focus of STAAR’s recent development efforts. Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. In recognition of these advantages the Centers for Medicare and Medicaid Services (“CMS”) grants New Technology IOL (“NTIOL”) status to aspheric IOLs that can demonstrate improved visual performance over conventional IOLs, allowing an extra $50 reimbursement per lens implanted in an ASC (ambulatory surgical center). All of STAAR's aspheric lenses feature a proprietary optical design (patent pending) that is optimized for the naturally curved surface of the retina and certain other anatomical features of the human eye, and provides outstanding image quality even if decentered. Because the overwhelming majority of IOL purchases in the U.S. are implanted at ASCs and reimbursed through Medicare, NTIOL status significantly increases STAAR’s potential margin on qualifying lenses.  During 2008 CMS granted NTIOL status to STAAR’s single-piece and three-piece aspheric Collamer IOLs, and to its three-piece silicone aspheric IOL.  STAAR believes it is the first company to be granted three NTIOL designations.

Although the market for silicone IOLs, which currently account for 20% of the U.S. IOL market, has declined in recent years, we believe they still provide an opportunity for us as we continue to introduce improvements to the silicone IOL technology and build awareness of our Collamer IOLs and improved injection systems.  In particular, we believe that our recently introduced aspheric silicone three-piece lens and the expected 2009 introduction of preloaded injectors to deliver this lens will enhance STAAR’s ability to maintain market share within the silicone market sector.

Our ICL faces significant competition in the marketplace from other products and procedures that improve or correct refractive conditions, such as corrective eyeglasses, external contact lenses, and conventional and laser refractive surgical procedures. These products and procedures are long established in the marketplace and familiar to patients in need of refractive vision correction. In particular, eyeglasses and external contact lenses are much cheaper in the short term and more easily obtained, because a prescription for the product is usually written following a routine eye examination in a doctor’s office, without admitting the patient to a hospital or surgery center.

We believe that the following providers of laser surgical procedures comprise our primary competition in the marketplace for patients seeking surgery to correct refractive conditions: AMO, Alcon, Bausch & Lomb, and Nidek. All of these companies market Excimer lasers for corneal refractive surgery. Approval of custom laser ablation, along with the addition of wavefront technology, has increased awareness of corneal refractive surgery by patients and practitioners. In the phakic implant market, there are only two approved phakic IOLs available in the U.S., our Visian TM ICL and the AMO Verisyse. In international markets, our ICL’s main competition is the AMO Verisyse, which is also sold as the Ophtec Artisan IOL, although there are several other phakic IOLs, manufactured by various companies, which are also available.

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

Regulatory Requirements in the United States.  Under the federal Food, Drug & Cosmetic Act, as amended (the “Act”), the FDA has the authority to adopt, and has adopted, regulations that do the following:

•	set standards for medical devices,

•	require proof of safety and effectiveness prior to marketing devices that the FDA believes require pre-market approval,

•	require approval prior to clinical evaluation of human use,

•	permit detailed inspections of device manufacturing facilities,

•	establish “good manufacturing practices” that must be followed in device manufacture,

•	require reporting of serious product defects, associated adverse events, and certain recalls or field actions to the FDA, and

•
prohibit the export of devices that do not comply with the Act unless they comply with specified requirements, including but not limited to requirements that exported devices comply with applicable foreign regulations, do not conflict with foreign laws, and that the export not be  contrary to public health in the U.S. or the importing country.

Most of our products are medical devices intended for human use within the meaning of the Act and, therefore, are subject to FDA regulation.

The FDA establishes procedures for compliance based upon regulations that designate devices as Class I (general controls, such as establishment registration and device listing with FDA, labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval (“PMA”) required before commercial marketing). Class III devices are the most extensively regulated because the FDA has determined they are life-supporting, are of substantial importance in preventing impairment of health, or present a potential unreasonable risk of illness or injury. The effect of assigning a device to Class III is to require each manufacturer to submit to the FDA a PMA that includes information on the safety and effectiveness of the device.

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

As a manufacturer of medical devices, our manufacturing processes and facilities are subject to continuing review by the FDA and various state agencies to ensure compliance with quality system regulations. These agencies inspect our facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. Our activities as a sponsor of clinical research are subject to review by the Division of Bioresearch Monitoring (“BIMO”) of the Office of Compliance in FDA’s Center for Devices and Radiological Health.

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

The member countries of the European Union require that all medical products sold within their borders carry a Conformite Europeane Mark (“CE Mark”). The CE Mark denotes that the applicable medical device has been found to be in compliance with the European Directives and associated guidelines concerning manufacturing and quality control, technical specifications and biological or chemical and clinical safety.  We have obtained the CE Mark for all of our principal products including our ICL and TICL, IOLs (excluding IOL’s with aspheric optics), injectors and our AquaFlow Device.

FDA Review of STAAR’s Quality Systems

The FDA’s most recent general quality inspections of STAAR’s facilities were a regularly scheduled inspection of the Monrovia, California facility, between February 23 and March 4, 2009,  a post-market inspection of the Aliso Viejo, California facility on August 7, 2006, and a post-market inspection of the Nidau, Switzerland facility between September 26 and September 28, 2006. The recent inspection of the Monrovia, California facility that concluded on March 4, 2009 resulted in the issuance of three observations by the investigators of nonconformity on Form FDA-483.  STAAR has agreed with the observations and has completed and/or is implementing corrective actions to address each observation.  We have prepared a comprehensive response to the investigators’ observations that we believe appropriately addresses each of the issues raised on the Form FDA-483.  The post-market inspections of Aliso Viejo, California and Nidau Switzerland resulted in no observations of noncompliance. Based in part on these inspections and the FDA inspections conducted in 2005, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations.

STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and its ability to demonstrate compliance with FDA regulations. Accordingly, for the foreseeable future STAAR’s management expects its strategy to include devoting significant resources and attention to those efforts.

Status of TICL Submission

STAAR’s activities as a sponsor of biomedical research are subject to review by the FDA. BIMO inspections are part of a program designed to ensure that data and information contained in requests for Investigational Device Exemptions (IDE), Premarket Approval (PMA) applications, and Premarket Notification submissions (510k) are scientifically valid and accurate. Another objective of the program is to ensure that human subjects are protected from undue hazard or risk during the course of scientific investigations. While the past procedural violations noted in the Warning Letter are serious in nature and required comprehensive corrective and preventative actions, the Company does not believe that these nonconformities undermine the scientific validity and accuracy of its clinical data, or that human subjects were subjected to undue hazard or risk.

Following STAAR’s submission of a Pre-Market Approval application (PMA) supplement for the TICL to the FDA on April 28, 2006, FDA’s BIMO conducted an inspection of STAAR’s clinical study procedures, practices, and documentation related to the TICL between February 15 and March 14, 2007. At the close of the inspection, STAAR received eight inspectional observations on Form 483, to which it responded on April 5, 2007. Notwithstanding the response, on June 26, 2007 the FDA’s BIMO branch issued a Warning Letter to STAAR noting four areas of noncompliance observed during the BIMO inspection. STAAR provided its written response to the Warning Letter to the FDA on July 31, 2007.

On August 3, 2007 STAAR received a letter from the FDA Office of Device Evaluation (“ODE”) notifying STAAR that the review of the TICL application would be placed on integrity hold (i.e., halted) until STAAR completes specified actions establishing the integrity and reliability of the clinical data under the TICL application and the robustness of STAAR’s clinical trial procedures and systems. Noting the same deficiencies cited in the June 26, 2007 Warning Letter from BIMO, and other deficiencies noted in an audit of a clinical study site, ODE requested that STAAR engage an independent third party auditor to conduct an audit of patient records along with a clinical systems audit to ensure accuracy and completeness of data before resubmitting the application.

STAAR’s independent third party auditor has completed its audits, has reviewed and certified the amended clinical data that is the source for the data to be included in the resubmission of the TICL application, and has completed its audit report on STAAR’s quality systems related to clinical oversight. The third party auditor has submitted its findings directly to the FDA for its examination. The submission of findings from the third party auditor to FDA was in two audit reports, dated October 8, 2008 and December 15, 2008.  The FDA considers the October 8, 2008 report to be complete and has allowed the third party auditor to release it to STAAR.  In December 2008, the FDA allowed the third party auditor to release a draft version of the December 15, 2008  report to STAAR.  In mid February 2009 the FDA presented the third party auditor with two questions related to the information in the December 15, 2008 report and the third party auditor responded to the questions on or about March 16, 2009.   Upon final release of the December 15, 2008 third party audit report to STAAR, STAAR will prepare a corrective action plan that addresses the findings of the third party auditor as reported to FDA.  STAAR has reviewed the corrective action plans developed in response to the Warning Letter and the audit findings that the FDA has allowed the third party auditor to release to date and will ensure that the corrective action plan developed to address the independent third party auditor’s findings is fully aligned with all of the auditor’s findings. If the FDA agrees with the corrective action plan, then an inspection by the local office will be scheduled. If the results of the inspection are satisfactory to FDA, the inspector will forward a report to FDA headquarters and it is expected that the FDA would then lift the integrity hold. After the hold is lifted, STAAR will be permitted to resubmit the clinical data for the TICL application, as certified by the third party auditor, and FDA will resume substantive review of the TICL data.  STAAR cannot assure investors that its corrective actions will be satisfactory to FDA, that ODE will grant approval to the TICL, or that the scope of requested TICL approval, if granted, would not be limited by the FDA.

Acquisition of Remaining Interests in Japanese Joint Venture

Early in fiscal year 2008 STAAR completed the acquisition of the remaining interests in its Japan-based joint venture, Canon Staar Co., Inc. (“Canon Staar”), which manufactures the Preloaded Injector. Canon, Inc. and its affiliated marketing company, Canon Marketing Japan Inc. (“CMJ”) collectively owned 50% of Canon Staar prior to the closing of the acquisition on December 29, 2007, and STAAR owned the other 50%. Following the acquisition, Canon Staar became a wholly owned subsidiary of STAAR and changed its name to “STAAR Japan, Inc.”

Total consideration STAAR paid to Canon Inc. and CMJ (collectively referred to as the “Canon companies” in this Report) consisted of $4 million in cash and the issuance of 1.7 million shares of Series A Redeemable, Convertible Preferred Stock (“Preferred Stock”). STAAR received in return all of the Canon companies’ shares of Canon Staar. Each share of the Preferred Stock issued to the Canon companies is convertible for five years at the option of the holder into one share of STAAR’s common stock, and will automatically convert after five years into one share of STAAR’s common stock. The holders of the Preferred Stock may redeem their shares at their option at a price of $4.00 per share (plus accrued or declared but unpaid dividends) (“Redemption Price”) on the occurrence of a change in control or liquidation of STAAR or at any time after the third anniversary of the issuance date. STAAR can call the Preferred Stock at the redemption price after the first anniversary of the issuance date.

Canon Staar, renamed STAAR Japan, was created in 1988 pursuant to a Joint Venture Agreement between STAAR and the Canon companies for the principal purpose of designing, manufacturing, and selling in Japan intraocular lenses and other ophthalmic products. STAAR Japan recorded worldwide sales of $12.7 million in fiscal year 2008. In addition to the business of manufacturing the Preloaded Injector, STAAR Japan is also seeking approval from the Japanese regulatory authorities to market in Japan STAAR's Visian ICL and TICL, Collamer IOL and AquaFlow Device. Prior to December 29, 2007, STAAR has reported its interest in the joint venture under the equity method and did not consolidate Canon Staar’s income, cash flow or balance sheet data with STAAR. STAAR Japan’s results have been consolidated into STAAR financial statements beginning with the first fiscal quarter of 2008.

The general manager of Canon Staar for most of its history, Isamu Kamijo, agreed to continue serving in this capacity and joined STAAR Japan, Inc. as its President after the closing. He had previously been an employee of Canon Marketing Japan serving at Canon Staar under a secondment arrangement.

Under the agreements governing the joint venture, CMJ had been the exclusive distributor of Canon Staar products in Japan. At the closing STAAR Japan assumed CMJ’s IOL distribution business and purchased the remaining inventory of Canon Staar products held by CMJ. Customers list and consignment inventories were transferred to STAAR Japan and the sales staff employed by CMJ in its IOL distribution business had been seconded to STAAR Japan for a period of one year.  As of December 31, 2008 this secondment agreement expired and the sales staff covered under this agreement returned to CMJ.

As a result of the acquisition, STAAR acquired a portfolio of 33 patents filed in Japan, the U.S. and elsewhere in the world. These patents, which include claims related to the Preloaded Injector, had previously been held exclusively by the joint venture.

Research and Development

We are focused on furthering technological advancements in the ophthalmic products industry through the development of innovative ophthalmic products and materials and related surgical techniques. We maintain an active internal research and development program which also includes clinical activities and regulatory affairs and is comprised of 53 employees. In order to achieve our business objectives, we will continue the investment in research and development.

During 2008, research and development at STAAR resulted in the grant of NTIOL status for the aspheric three-piece Collamer IOL in March, 2008; and the grant of NTIOL status for the aspheric single-piece Collamer IOL and the aspheric three-piece silicone IOL in July, 2008.  The single-piece Aspheric Collamer IOL, which can be delivered through the NanoPOINT injector, is expected to be introduced the first half of 2009. In 2008 STAAR also completed development of an advanced injector system for the three-piece Collamer IOL, which is expected to be introduced in 2009 as well.

STAAR Japan’s research and development department has been a leader in injector technology, enabling that company to introduce the first Preloaded Injector to international markets in late 2003.  Since STAAR completed its acquisition of the remaining 50% interest in STAAR Japan in early fiscal year 2008, STAAR has incorporated the efforts of STAAR Japan’s research and development staff into its global research and development strategy, which is expected to accelerate STAAR’s efforts to improve its injector technology and bring preloaded technology to more markets.

During 2009 we expect to continue our focus on research and development in the following areas:

•      Development of a Collamer Toric IOL to complement our pioneering silicone Toric IOL;

•      Introduction of the “Epiphany” injector system for the three piece Collamer IOL;

•      Shelf life studies to expand the shelf life for Collamer IOLs and ICLs;

•      FDA approval for the nanoPoint system to deliver the ICL products through a smaller incision;

•	Introduction to the U.S. of preloaded injectors to deliver our aspheric, square-edged three-piece silicone IOL.

Also during 2009 we plan to explore the accommodating effects of the Collamer single piece IOL.  Many surgeons have reported that their patients receiving the Collamer single piece IOL have better near vision than patients implanted with competitive IOLs.  We have established the Collamer Accommodating Study Team (CAST) made up of nine surgeons in the United States to study the range of accommodation in their patients which have received a Collamer single piece IOL.  This will be valuable information for users of the current product and will aid in design advancements for the platform.

Research and development expenses were approximately $7,938,000, $6,711,000, and $7,080,000 for our 2008, 2007 and 2006 fiscal years, respectively. STAAR expects to invest approximately 7-10% of sales for research and development in 2009.

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

Significant Subsidiaries

As of April 1, 2009, the Company’s principal and wholly owned subsidiaries were STAAR Surgical AG, STAAR Japan, Inc. and Domilens Vertrieb fuer medizinische Produkte GmbH (a subsidiary of STAAR Surgical AG). The activities of each are described above.

Employees

As of April 1, 2009, we employed approximately 386 persons.

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

The public may read any of the items we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.  Risk Factors

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully the following risk factors, in addition to other information contained in this report. This Annual Report on Form 10-K contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Risks Related to Our Business

We have a history of losses.

We have reported losses in each of the last several fiscal years and have an accumulated deficit of $125.9 million as of January 2, 2009. Although the Company expects to achieve positive net earnings in 2009, STAAR’s history of losses reflects a number of challenges that the Company must continue to overcome and there can be no assurance that it will be successful in doing so.  Among the risks and uncertainties are those described in this “Risk Factors” section.

We have only limited working capital and limited access to financing.

Our cash requirements continue to exceed the level of cash generated by operations and we expect to continue to seek additional resources to support and expand our business, such as debt or equity financing. Because of our history of losses and negative cash flows, our ability to obtain adequate financing on satisfactory terms is limited. Our ability to raise financing through sales of equity securities depends on general market conditions and the demand for STAAR’s common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales our existing stockholders could experience substantial dilution. An inability to secure additional financing could jeopardize our ability to continue operations.

The report of our Independent Registered Public Accounting Firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a “going concern.”

Because of our limited capital resources and the $4.9 million judgment entered against the Company in March 2009, coupled with a history of losses and negative cash flows, our independent registered public accounting firm has modified its opinion on our financial statements for fiscal year 2008 with a statement that substantial doubt exists regarding STAAR’s ability to continue as a “going concern.”  While STAAR’s use of cash has declined in recent periods, and the company believes it is close to generating sufficient cash from sales to support its operations, its current cash resources are not sufficient to satisfy the March 2009 court judgment or to provide reserves against other contingencies that might arise in the next twelve months, especially if the global recession causes sales to fall below projected levels.

Substantial doubt about STAAR’s ability to continue as a going concern could affect our relationships with suppliers or customers.  In accordance with Generally Accepted Accounting Principles in the U.S., STAAR’s balance sheet generally states the book value of STAAR’s assets, which does not necessarily represent the value that could be realized from the assets if STAAR could not continue as a going concern.

We are subject to a $4.9 million judgment and face additional litigation.

On March 23, 2009, a California court entered judgment against STAAR for approximately $2.2 million in compensatory damages and $2.7 million in punitive damages in Parallax Medical Systems, Inc. v. STAAR Surgical Company, a case alleging that STAAR willfully and negligently interfered with the prospective business of a former regional manufacturer’s representative.  While STAAR intends to vigorously contest this outcome through post-trial proceedings and, if necessary, appeal the cost of satisfying the judgment or posting a bond for appeal exceeds STAAR’s current capital resources.  The court has stayed the execution of judgment and collection of damages until after the completion of post-trial motions and the deadline to file notice of appeal, which is a period of approximately three months. If STAAR is unable to obtain additional capital to satisfy the judgment or post an appeal bond before the expiration of the stay, STAAR could be required to petition for protection under federal bankruptcy laws, which could further impair its financial position and liquidity, and would likely result in a default of its other debt obligations.

Another lawsuit similar to the Parallax case, Moody v. STAAR Surgical Company, is currently scheduled for trial in the Superior Court of California, County of Orange, on May 25, 2009.  STAAR believes that the evidence to be presented in Moody does not support liability for intentional or negligent interference, and some facts differ in the two cases.  However, the allegedly improper conduct of STAAR is the same in the two cases and Moody will also be tried before a jury.  Moody is also seeking punitive damages. Accordingly, the risk that a jury could render a verdict in Moody in a range similar to or greater than the Parallax judgment cannot be eliminated.  An adverse judgment in the Moody case would further reduce STAAR’s liquidity and capital resources.  See “Item 3:  Legal Proceedings.”

Future legal costs may be material.

In recent periods, STAAR has incurred increased expenses for legal fees, in particular fees related to the defense of the lawsuits by former regional manufacturers’ representatives and STAAR’s related cross-complaints that are described under “Item 3:  Legal Proceedings.”  While STAAR maintains insurance coverage for a number of litigation risks, including the cost of defending product liability claims, such insurance does not cover those lawsuits or some other types of commercial disputes. The defense of litigation, including fees of external legal counsel, expert witnesses and related costs, is expensive and may be difficult to project accurately. In general, such costs are unrecoverable even if STAAR ultimately prevails in litigation, and could represent a significant portion of STAAR’s limited capital resources. To defend lawsuits, STAAR also finds it necessary to divert officers and other employees from their normal business functions to gather evidence, give testimony and otherwise support litigation efforts.  STAAR expects to experience higher than normal litigation costs until the lawsuits by former regional manufacturer’s representatives are decided, which could include the need to appeal and defend a new trial.

STAAR may also in the future find it necessary to file lawsuits to recover damages or protect its interests. The cost of such litigation could also be significant and unrecoverable, which may also deter STAAR from aggressively pursuing even legitimate claims.

Default under the Senior Promissory Note could result in an acceleration of our indebtedness or increased interest costs or both.

Among the events of default in the Senior Promissory Note (“the Note”) held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.”  Because STAAR is not required to pay the Parallax judgment until the expiration of the stay 40 days after final judgment, and because the amount to be paid pursuant to the judgment will not be fixed until final judgment is rendered on or before May 22, 2009, STAAR believes that as of the date of this Report the Parallax judgment should not be deemed “unpaid” and that an event of default under the Senior Promissory Note would not have occurred. To avoid dispute over this matter and to secure the lender’s temporary waiver of remedies for an event of default during the stay of the Parallax judgment, STAAR and Broadwood entered into a Temporary Waiver Agreement on April 2, 2009.

Under the Temporary Waiver Agreement, if, prior to the expiration of the stay, STAAR does not satisfy the Parallax judgment or secure an additional stay pending appeal, an event of default will occur under the Note.  The event of default would cause an increase of the interest rate from 7% to a maximum of 20% and, if the holder delivers written notice of default, the entire $5 million principal amount and accrued interest of the note will become immediately due and payable.  The Temporary Waiver Agreement also provides that if STAAR secures a further stay of judgment pending appeal, but does not satisfy the judgment before the expiration of the original stay period, the Note will not become immediately due and payable but the increased default interest rate will apply unless and until the Parallax judgment is satisfied an all other pending and undecided material litigation is resolved. If applicable, the increased interest rate will result in a $650,000 per year increase in interest on the Note.  An event of default under the Note leading to either the increased rate of interest or to the Note becoming immediately due and payable will harm STAAR’s financial condition and results of operations.

We may have limited ability to fully use our recorded tax loss carryforwards.

We have accumulated approximately $119.5 million of tax loss carryforwards as of January 2, 2009 to be used in future periods if we become profitable. If we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of these tax loss carryforwards even if we become profitable and these tax loss carryforwards will begin to expire between 2020 and 2028.

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

Based on the results of the FDA inspections of STAAR’s Monrovia, California facilities in 2005, 2006 and 2009, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations. However, between December 29, 2003 and July 5, 2005 we received Warning Letters and other correspondence indicating that the FDA found STAAR’s Monrovia, California facility in violation of applicable regulations, warning of possible enforcement action and suspending approval of new implantable devices. The FDA’s findings of compliance deficiencies during that period harmed our reputation in the ophthalmic industry, affected our product sales and delayed FDA approval of the ICL.

On June 26, 2007 STAAR received a Warning Letter from the FDA citing four areas of noncompliance noted by the FDA’s Bioresearch Monitoring branch during its inspection of STAAR’s clinical study procedures, practices, and documentation related to the TICL.  The Office of Device Evaluation cited the same deficiencies in a letter placing an integrity hold on the TICL application. While BIMO’s oversight covers clinical research, rather than the manufacturing, quality and device reporting issues that have been STAAR’s greatest focus in its recent compliance initiatives, STAAR believes that the negative publicity from the BIMO observations and Warning Letter has made it more difficult for STAAR to overcome the harm to its reputation resulting from past FDA proceedings.

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

FDA Approval of the Toric ICL, which could have a significant U.S. market, has been significantly delayed.

Part of STAAR’s strategy to increase U.S. sales of refractive products has been a plan to introduce the Toric ICL, or TICL, a variant of the ICL that corrects both astigmatism and myopia in a single lens and that is currently marketed outside the U.S. STAAR believes the TICL also has a significant potential market in the U.S. and could accelerate growth of the overall refractive product line.  STAAR submitted a supplemental premarket approval application (PMA) for the TICL in April 2006.  In August 2007 the FDA placed an integrity hold on the PMA and suspended its consideration of the PMA until STAAR completes specified actions to satisfy FDA concerns regarding deficiencies in STAAR’s oversight of past clinical activities.  The actions include engaging an independent third party auditor to conduct a 100% data audit of patient records along with a clinical systems audit to ensure accuracy and completeness of data before submitting amendments to the application for the FDA’s review. After resubmission of the application, approval of the TICL will remains in the discretion of the FDA.  Neither the approval, nor its timing, is certain.  If STAAR is required to conduct additional clinical studies to secure approval of the TICL, significant further delays and costs would likely result.

Global recession could reduce sales of our refractive products.

The global economy is currently in recession.  Since at least mid-2008 consumer spending has decreased in the U.S. as credit has become less available, unemployment has increased, and consumer confidence has declined.

Refractive surgery is an elective procedure generally not covered by health insurance.  Patients must pay for the procedure, frequently through installment financing arrangements.  They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure in the current economic climate.  Laser refractive surgery has experienced a significant decrease in demand in the U.S. beginning in the second quarter of 2008.  Visian ICL sales have not been as badly affected and generally increased during the 2008 fiscal year; however during the fourth fiscal quarter of 2008 U.S. ICL sales were flat and international Visian ICL and TICL sales declined slightly as compared to the same period as prior year.  If the global recession becomes more severe or continues for a protracted period, Visian ICL sales could continue to grow slowly or decline.  Because the Visian ICL is STAAR’s fastest growing and highest margin product, restricted growth or a decline in its sales could materially harm STAAR’s business.

Because cataracts generally affect the elderly, most sales of IOLs and other products used in cataract surgery are reimbursed by government entities worldwide.  Accordingly, these sales are generally unaffected by economic downturns or recessions.  However, if the global recession becomes more severe or continues for a protracted period, STAAR’s customers could slow their payments or delay, reduce or forgo inventory purchases.  If STAAR’s customers face financial difficulty, they could further slow or default in payment, increasing our collection risk.

Negative publicity concerning complications of laser eye surgery could reduce the demand for our refractive products as well.

Negative publicity about laser eye surgery has recently appeared in the U.S. and some other refractive surgery markets.  For example, on April 25, 2008, the FDA Ophthalmic Devices Panel held a public meeting to discuss reports of medical complications and customer satisfaction following refractive surgery.  The resulting publicity broadened public awareness of the potential complications of refractive surgery and potential patient dissatisfaction, in particular as a result of LASIK and other corneal laser-based procedures.  These concerns may have been a factor in the steep decline in demand for such procedures during 2008.  Concerns about complications of refractive laser eye surgery could encourage more patients and doctors to select the Visian ICL as an alternative, but could also decrease patient interest in all refractive surgery, including Visian ICL. Depending on the nature and severity of future negative publicity about refractive surgery, the growth of ICL sales in the U.S. could be limited or sales could decline as a result. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome.

Our core domestic IOL business has suffered declining sales.

The foldable silicone IOL was once our largest source of sales. Since we introduced the product, however, competitors have introduced IOLs employing a variety of designs and materials. Over the years these products have taken an increasing share of the IOL market, while the market share for STAAR silicone IOLs has decreased. In particular, many surgeons now choose lenses made of acrylic material rather than silicone for their typical patients. In addition, our competitors have begun to offer multifocal or accommodating lenses that claim to reduce the need for cataract patients to use reading glasses; the market for these “presbyopic” lenses is expected to grow as a segment of the cataract market. Our competitors also introduced IOLs with advanced aspheric optics earlier than STAAR. During fiscal year 2008 STAAR’s U.S. cataract sales declined 9% over the comparable period of the prior year. Our newer line of IOLs made of our proprietary biocompatible Collamer material, and our newly introduced aspheric lenses, while intended to reverse the trend of declining domestic cataract product sales, may not permit us to recover the market share lost over the last several years.

We have restructured our U.S. sales force but the changes may not reverse the decline in our U.S. sales of cataract products.

From 2007 through early 2009 STAAR comprehensively reorganized its U.S. sales force.  STAAR intends these changes to provide greater efficiency and better coordination of its sales efforts as it seeks to reverse the long-term decline in U.S. IOL sales by promoting its new lens designs and delivery systems.  In the fourth quarter of 2008 STAAR significantly reduced the rate of decline in its U.S. IOL sales, but has not yet seen an increase in these sales.  If our restructured sales force does not perform as anticipated we may suffer continued poor performance in U.S. sales and further harm to our business and financial condition.

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

We have been subject to product liability claims in the past and may experience such claims in the future.  Product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a loss in excess of our deductible. A product liability claim in excess of applicable insurance could have a material adverse effect on our business, financial condition and results of operations. Even if any product liability loss is covered by an insurance policy, these policies have retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. The payment of retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial condition, and results of operations.

Any product liability claim would divert managerial and financial resources and could harm our reputation with customers. We cannot assure you that we will not have product liability claims in the future or that such claims would not have a material adverse effect on our business.

We compete with much larger companies.

Our competitors, including Alcon, AMO, and Bausch & Lomb have much greater financial resources than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, make it difficult for us to compete. We have lost significant market share to some of our competitors.

The global nature of our business may result in fluctuations and declines in our sales and profits.

Our products are sold in approximately 50 countries. Sales from international operations make up a significant portion of our total sales. For the fiscal year ended January 2, 2009 sales from international operations were 75% of our total sales. The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our sales are received. Our most significant currency exposures are to the Euro, the Swiss Franc, the Australian dollar, and the Japanese Yen. The exchange rates between these and other local currencies and the U.S. dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions.

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

We conduct most of our international business through wholly owned subsidiaries. Managing distant subsidiaries and fully integrating them into STAAR’s business is challenging. While STAAR seeks to integrate its foreign subsidiaries fully into its operations, direct supervision of every aspect of their operations is impossible, and as a result STAAR relies on its local managers and staff. Cultural factors, language differences and the local legal climate can result in misunderstandings among internationally dispersed personnel, and increase the risk of failing to meet U.S. and foreign legal requirements, including with respect to the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act. These risks have increased now that we have completed the acquisition of STAAR Japan, Inc. The risk that unauthorized conduct may go undetected will always be greater in foreign subsidiaries.

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

We manufacture all of our products at our facilities in California, Switzerland, and Japan. Most of our products are approved for manufacturing only at one of these sites. Before we can use a second manufacturing site for an implantable device we must obtain the approval of regulatory authorities. Because this process is expensive we have generally not sought approvals needed to manufacture at an additional site. If a natural disaster, fire, or other serious business interruption struck one of our manufacturing facilities, it could take a significant amount of time to validate a second site and replace lost product. We could lose customers to competitors, thereby reducing sales, profitability and market share.

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

Risks Related to the Ophthalmic Products Industry

If we recall a product, the cost and damage to our reputation could harm our business.

Medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. From time to time defects or technical flaws in medical devices may not come to light until after the products are sold or consigned. In those circumstances, like others in our industry, we have voluntarily recalled our products.  Similar recalls could take place again. We may also be subject to recalls initiated by manufacturers of products we distribute. Courts or regulators can also impose mandatory recalls on us, even if we believe our products are safe and effective.  STAAR believes that in recent years it has been less affected by recalls than most of its U.S. competitors, but cannot eliminate the risk of a material recall in the future.  Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, and the damage to our reputation, could cause professionals to discontinue using our products.

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

We spent 11% of our sales on research and development during the fiscal year ended January 2, 2009, and we expect to spend approximately 7-10% of our sales for this purpose in future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. Any of the products currently under development may fail to become commercially successful.

Changes in reimbursement for our products by third-party payors could reduce sales of our products or make them less profitable.

Many of our products, in particular IOLs and products related to the treatment of glaucoma, are used in procedures that are typically covered by health insurance, HMO plans, Medicare, Medicaid, or other governmental sponsored programs in the U.S. and Europe. Third party payors in both government and the private sector continue to seek to manage costs by restricting the types of procedures they reimburse to those viewed as most cost-effective and by capping or reducing reimbursement rates. Whether they limit reimbursement prices for our products or limit the surgical fees for a procedure that uses our products, these policies can reduce the sales volume of our reimbursed products, their selling prices or both. For example, the Centers for Medicaid and Medicare have recently reduced the reimbursement rate for glaucoma procedures such as the implantation of our AquaFlow Device. In some countries government insurers have sought to control costs by limiting the total number of procedures they will reimburse. The U.S. Congress has considered legislative proposals that would significantly change the system of public and private health care reimbursement, and will likely consider such changes again in the future. We are not able to predict whether new legislation or changes in regulations will take effect at the state or federal level, but if enacted these changes could significantly and adversely affect our business.

We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products.

STAAR is regulated by regional, national, state and local agencies, including the Food and Drug Administration, the Department of Justice, the Federal Trade Commission, the Office of the Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we manufacture or distribute products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern the research, development, manufacturing and commercial activities relating to medical devices, including their pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. We are also subject to government regulation over the prices we charge and any rebates we may offer to customers. Complying with government regulation substantially increases the cost of developing, manufacturing and selling our products.

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

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock or prevent changes in our management.

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

Our stock price has fluctuated widely, ranging from $1.16 to $5.98 per share during the year ended January 2, 2009 and was $0.95 on March 30, 2009.  Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our operations are conducted in leased facilities throughout the world. Our executive offices, manufacturing, warehouse and distribution, and primary research facilities are located in Monrovia, California. STAAR Surgical AG maintains office, manufacturing, and warehouse and distribution facilities in Nidau, Switzerland. The Company has one additional facility in Aliso Viejo, California for raw material production and research and development activities. STAAR Japan maintains executive offices and distribution facilities in Shin-Urayasu, Japan and a manufacturing and R&D facility in Ichikawa City, Japan. The Company leases additional sales and distribution facilities in Germany and Australia. We believe our manufacturing facilities in the U.S., Switzerland and Japan are suitable and adequate for our current and future planned requirements. The Company could increase capacity by adding additional shifts at our existing facilities.

Item 3.  Legal Proceedings

Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136)).  On March 2, 2009, following a jury trial in the Superior Court of California, County of Orange, the jury awarded approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc.  Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR.  Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007.  Parallax originally filed its complaint against STAAR on September 21, 2007, claiming, among other things, that STAAR interfered with Parallax’s prospective economic advantage when it informed a regional IOL distributor that Parallax had a covenant restricting the sale of competing products, and that STAAR interfered with Parallax’s contracts when STAAR caused some of its current or former subcontractors to enter into new agreements to represent STAAR products.  STAAR filed a cross-complaint alleging breach of contract and misappropriation of trade secrets; the jury found in favor of Parallax on the cross-complaint.  The complaint sought $48 million in actual damages and unspecified punitive damages.  On March 23, 2009, the court entered judgment based on the verdict.

STAAR believes that the Parallax case was incorrectly decided as to liability, the amount of compensatory damages and the appropriateness and amount of punitive damages.  STAAR intends to vigorously contest the outcome of this case through post-trial proceedings and, if necessary, appeal.  The court has stayed the execution of judgment and collection of damages until after the completion of post-trial motions and the deadline to file notice of appeal, which is a period of approximately three months.  Parallax has notified STAAR that it intends to seek an award of attorney’s fees, which STAAR will oppose on the ground that there is no legal or factual basis for such an award.  If the post-trial motions are unsuccessful and STAAR files an appeal, it would need to obtain a surety bond of 1.5 times the judgment amount, fully secured with cash collateral, unless the requirement is reduced by the court, to avoid enforcement of the judgment pending resolution of the appeal.

Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132).  Scott C. Moody, Inc., also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint.  Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007.  Like Parallax, Moody claims that STAAR interfered with Moody’s prospective economic advantage when it informed a regional IOL distributor that Moody had a covenant restricting the sale of competing products, and that STAAR interfered with Moody’s contracts when STAAR engaged two sales representatives who had previously contracted with Moody.  The complaint seeks $32 million in actual damages and unspecified punitive damages.  STAAR has filed a cross-complaint alleging breach of contract and misappropriation and trade secrets.

The Moody case is currently scheduled to be tried before a jury beginning on May 25, 2009, before a different judge than the Parallax case.  STAAR believes that the evidence to be presented in Moody does not support liability for interference with prospective business advantage or interference with Moody’s contracts with former subcontractors, and does not support damages at a level that is material to STAAR.  While the Parallax and Moody cases have many facts in common, significant factual differences exist.  However, the plaintiffs in both cases allege that the same conduct of STAAR interfered with the RMR’s prospective business advantage, and Moody will also be tried before a jury.  Moody has also indicated it will seek punitive damages.

From time to time the Company is subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. STAAR maintains insurance coverage for product liability claims. While the Company does not know of any other claims likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended January 2, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq Global Market under the symbol “STAA”. The following table sets forth the reported high and low bid prices of the Common Stock as reported by Nasdaq for the calendar periods indicated:

Period	High	Low
2008
Fourth Quarter	$4.710	$1.160
Third Quarter	5.980	2.980
Second Quarter	3.890	2.230
First Quarter	2.680	2.000
2007
Fourth Quarter	$3.650	$2.170
Third Quarter	4.000	2.750
Second Quarter	6.150	3.780
First Quarter	7.320	5.300

On March 30, 2009, the closing price of the Company’s Common Stock was $0.95 per share. Stockholders are urged to obtain current market quotations for the Common Stock.

As of April 1, 2009, there were approximately 518 record holders of our Common Stock.

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

As of April 1, 2009, options to purchase 2,692,073 shares of Common Stock were exercisable.

Stock Performance Graph

The following graph compares the yearly and cumulative return on an investment in STAAR’s common stock over the last five fiscal years to the yearly and cumulative return of the following over the same time period: (1) the composite of all United States and foreign companies listed on the Nasdaq Stock Market (the “Nasdaq Index”); and (2) the composite of all United States and foreign companies listed on the Nasdaq Stock Market that operate in the surgical, medical and dental instrument and supply industries (the “Peer Index”), based on Standard Industrial Classification (“SIC”) codes in the range of 3840 through 3849. The Company’s SIC code is 3845. The comparison assumes $100 was invested on January 2, 2004 in STAAR’s common stock and in each of those indices, and that dividends were reinvested. The Center for Research in Security Prices of the University of Chicago’s Graduate School of Business compiled the Peer Index and produced the graph. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

In any of our filings under the Securities Act or Exchange Act that incorporate this Proxy Statement by reference, this graph will be considered excluded from the incorporation by reference and it will not be deemed a part of any such other filing unless we expressly state that the graph is so incorporated.

Comparison of Five-Year Cumulative Total Returns

CRSP Total Returns Index for:	01/2004	12/2004	12/2005	12/2006	12/2007	1/2009
STAAR SURGICAL CO	100.0	56.38	71.04	63.04	23.38	21.67
Nasdaq Stock Market (US & Foreign)	100.0	108.52	110.99	122.42	136.46	67.16
NASDAQ Stocks (SIC 3840 – 3849 US + Foreign) Surgical, Medical, and Dental Instruments and Supplies	100.0	116.56	127.93	134.82	172.17	94.08

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.0 on January 2, 2004.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended January 2, 2009, December 28, 2007, December 29, 2006, December 30, 2005 and December 31, 2004. The selected consolidated statement of operations data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at January 2, 2009 and December 28, 2007, are derived from our consolidated financial statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as indicated in their report, modified to include an explanatory paragraph relating to the Company’s ability to continue as a going concern, included in this Annual Report. The selected consolidated statement of operations data set forth below for each of the two fiscal years in the periods ended December 30, 2005 and December 31, 2004, and the consolidated balance sheet data set forth below at December 29, 2006, December 30, 2005 and December 31, 2004 are derived from audited consolidated financial statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, and the Notes thereto, included in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004
	(In thousands except per share data)
Statement of Operations
Net sales	$74,894	$59,363	$56,951	$51,303	$51,685
Cost of sales	34,787	30,097	30,801	27,517	25,542
Gross profit	40,107	29,266	26,150	23,786	26,143

Selling, general and administrative expenses
General and administrative	15,730	12,951	10,891	9,727	9,253
Marketing and selling	27,053	23,723	22,112	18,552	20,302
Research and development	7,938	6,711	7,080	5,573	6,246
Other expenses	9,773	—	(331)	746	500
Total selling, general and administrative expenses	60,494	43,385	39,752	34,598	36,301
Operating loss	(20,387)	(14,119)	(13,602)	(10,812)	(10,158)
Total other (expense) income, net	(1,285)	(1,037)	95	854	(88)
Loss before income taxes and minority interest	(21,672)	(15,156)	(13,507)	(9,958)	(10,246)
Income tax provision	1,523	843	1,537	1,239	1,057
Minority interest	—	—	—	(22)	29
Net loss	$(23,195)	$(15,999)	$(15,044)	$(11,175)	$(11,332)
Basic and diluted net loss per share	$(0.79)	$(0.57)	$(0.60)	$(0.47)	$(0.58)
Weighted average number of basic and diluted shares	29,474	28,121	25,227	23,704	19,602

Balance Sheet Data
Working capital	$10,807	$21,006	$14,363	$22,735	$19,103
Total assets	52,582	54,179	47,770	52,755	51,973
Notes payable, net of discount	4,414	4,166	1,802	1,676	3,004
Stockholders’ equity	16,027	36,225	31,760	40,366	37,840

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

Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurance that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described in this Annual Report in “Item 1A — Risk Factors.” The Company undertakes no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

The following discussion should be read in conjunction with the audited consolidated financial statements of STAAR, including the related notes, provided in this report.

Overview

Strategy

During 2009, STAAR is focused on the following five strategic operational goals:

•	to improve cash flow;

•	to increase gross profit margin;

•	to continue cost reduction efforts;

•	to secure key regulatory approvals;

•	to increase the ICL’s share of the refractive market in key territories.

Improve cash flow. For several years STAAR has not generated enough cash to sustain its operations and has relied on financing activity to supplement cash from operations.  Through a combination of cost cutting and increased sales STAAR has reduced its use of cash significantly in recent periods and, if recent trends continue, STAAR expects to generate positive cash flow from operations within 2009.  While STAAR’s goal is to achieve to profitability and generate positive earnings per share, achievement of positive cash flow would be an important milestone for the Company, would enhance its ability to obtain financing on favorable terms, and would permit the Company to further invest in expansion of its business.

STAAR used $8.2 million of cash in operations during fiscal year 2008 compared to $11.2 million of cash used during 2007. Approximately $3.2 million of the total cash used in operating activities in 2008 was used by STAAR Japan in assuming the IOL distribution business acquired from Canon Marketing Japan, Inc. and for payments on inventory purchased from Canon Marketing.  STAAR seeks to reduce its use of cash both by cutting costs and by increasing revenue and profit margin. Our strategy to increase profit margin is discussed in detail under Increase Profit Margins below.

Cost-cutting has been an integral part of STAAR’s efforts to increase its cash flow.  STAAR’s cost-cutting efforts in the U.S. described in greater detail under the heading “Continue Cost Reduction Efforts” below, yielded savings of approximately $4.5 million.  STAAR exited 2008 with approximately $5.0 million in cash and cash equivalents, compared with $10.9 million at the end of fiscal year 2007.

During fiscal year 2008 and early 2009 STAAR’s cash flow has been significantly affected by the cost of defending two lawsuits brought by former regional manufacturer’s representatives.  On March 2, 2009, a jury verdict in one of these cases was rendered against STAAR for a total of $4.9 million in actual and punitive damages.  Contesting this verdict, litigating the second case, and either satisfying any final judgment or securing a bond for appeal, will require significant additional cash and enhancement of STAAR’s existing cash resources.  Management is developing a strategy to meet this extraordinary short-term need for cash, but at the same time is focusing on cash management, increased revenue and improved profit margins as the keys to its long-term success and as the most important factor in attracting future investment.  See “Liquidity and Capital Resources” below.

STAAR believes its cash management plans are achievable and continues to seek ways to reduce spending; however, STAAR cannot provide assurance that it will achieve the level of intended savings. STAAR’s cash management plans depend on the ultimate payment, if any, required under to the Parallax judgment, increases in U.S. sales of high-margin ICL and other refractive products as well as improvements in revenue generated by U.S. sales of IOL and other cataract products. During 2008, STAAR experienced an increase of 18% in U.S. sales of ICL products over fiscal year 2007. However, although the rate of decline has slowed, U.S. sales of IOL products declined by 16% over 2007 compared to a 20% decrease when comparing fiscal year 2007 versus 2006. If new cataract product introductions by STAAR do not generate significant additional revenues, STAAR may be required to more significantly reduce spending in its U.S. operations.

Increase gross profit margins.  In recent periods STAAR has generally experienced increased sales in all products, except U.S. IOL sales.  U.S. IOL sales have been declining, but at a slower pace and, depending on the success of planned product introductions, may resume growth in 2009.  While revenue growth remains a key goal, STAAR believes that the key to achieving profitability is to increase its profit margin by the following means:

•
Increasing ICL sales as a percentage of STAAR’s overall product mix.  ICLs and TICLs generally yield high margins and are STAAR’s most profitable product.  ICLs continue to represent the fastest growing product line of STAAR’s business and are the largest contributor to enhanced profit margins.  Bringing ICL and TICL to new markets, and expanding market share in existing markets, will improve STAAR’s profitability.  This initiative is described in greater detail under “Other Highlights – ICL Sales” below.

•
Shifting to higher value IOLs. In 2007 and 2008 STAAR began converting its U.S. IOL product offering from lower value legacy products to newer aspheric designs that are eligible for enhanced CMS reimbursement as NTIOLs.  While STAAR hopes to regain lost U.S. IOL market share through new product introductions, the enhanced profitability of these designs should significantly improve the performance of the U.S. IOL business even if market share gains are minimal.  Additionally, STAAR believes continued growth of its high margin preloaded IOL offering can contribute significantly to improvement in STAAR’s gross margins in 2009.

•
Improve product mix and pricing of other surgical products.  STAAR distributes a variety of complimentary products used in ophthalmic surgery as a service to its customers.  In an effort to improve margins of other surgical products, the Company is reviewing all pricing to determine if products are priced appropriately and discontinuing product lines with lower than average margins.

•
Implement Centers of Excellence Program.  STAAR believes that it has an opportunity to reduce costs while continuing its history of innovation by rationalizing its business among its worldwide operations through its Centers of Excellence program.  The first initiative in this area will begin in 2009, as STAAR begins making its U.S. facility the center of excellence for optical design and manufacturing of IOLs and Japan the center of excellence for design and manufacturing of delivery systems.  By moving all IOL manufacturing to STAAR’s Monrovia facility STAAR expects to significantly reduce costs by increasing volume without significantly increasing fixed costs, and to supply IOLs to STAAR Japan at a significant reduction to its current manufacturing cost.  Similarly, the transfer of delivery system development and manufacturing to Japan is expected to lead to cost savings and a greater focus on STAAR Japan’s more advanced lens injector designs.

Continue Cost Reduction Efforts.  While STAAR’s international operations, outside of Japan, have generally generated cash or been cash flow neutral in recent periods, losses from U.S. operations have been the principal cause of cash use on a consolidated basis. To reduce these losses, STAAR implemented cost-cutting measures in the third fiscal quarter of 2007 and throughout 2008, including targeted reductions in the U.S. workforce. Beginning in December 2007, STAAR began a process to closely rationalize and evaluate its spending levels. This evaluation identified opportunities by which STAAR sought to save approximately $3.5 million in annualized costs in the U.S. These initiatives included streamlining STAAR’s U.S. organization by reducing spending levels in all areas of the business, renegotiating or eliminating certain obligations, and eliminating all executive bonus opportunities until STAAR showed positive trends toward achieving profitability. During 2008 these reductions in the U.S. totaled $4.5 million, despite an approximate $750,000 increase in legal fees. However, while STAAR has achieved these reductions in its U.S. operations, the reductions have been offset, in part, by the need to increase expenses outside the U.S. to support its 26% international ICL sales growth.

Secure Key Regulatory Approvals.  Regulatory approvals of high margin products in significant markets can yield rapid growth in sales and improvements in profitability.  The principal approvals pursued by STAAR at this time are the U.S. approval of the TICL and the approval of ICL, TICL, Collamer IOLs and AquaFlow in Japan.

STAAR’s TICL corrects both myopia and astigmatism, and has been shown to be highly effective in treating individuals affected by both conditions. When STAAR has introduced the TICL in international markets it has generally experienced rapid growth, and the TICL may also lead to increased ICL sales by making the product family a more complete solution that physicians can offer to patients.  STAAR has applied for approval of the TICL in the U.S., but the FDA has suspended review of the application pending resolution of concerns regarding STAAR’s oversight of the TICL clinical study. This agency action, and STAAR’s progress in resolving it, is discussed below under the caption “Other Highlights: Medical Device Regulatory Compliance, Clinical Oversight and TICL Approval.” Based on experience in international markets, STAAR believes that U.S. sales of the ICL will increase even if TICL approval continues to be delayed. Nevertheless, STAAR believes that approval and introduction of the TICL would significantly enhance refractive sales in the U.S. Obtaining approval remains a part of STAAR’s long-term strategy.

Approval of ICL, TICL, Collamer IOLs and AquaFlow by Japanese regulators is pending.  Like other Asian countries, Japan has a high mean rate of myopia, which is often accompanied by astigmatism.  As a result STAAR believes that the Japanese market for ICL and TICL is promising.  STAAR Japan’s preloaded IOL injectors have established a presence in the Japanese cataract IOL market that could also help establish a market for the Collamer IOL.

Increase the ICL’s Share of the Refractive Market in Key Territories.  While the ICL and TICL are approved for sale in over 40 countries, it has achieved significant sales and a significant share of the refractive surgical market in a select number of territories, including the following:  U.S. Korea, China, India, Spain, Germany, and Latin America.  To date, the highest penetration rate achieved by STAAR for ICL and TICL within the refractive surgery market has been 5%.  STAAR believes it has the opportunity to achieve significant profits if it can achieve a 5% or greater penetration rate in these key markets, and during 2009 will focus its international sales efforts on that goal.

Other Highlights

U.S. ICL Sales.  Notwithstanding strong and sustained growth internationally, U.S. market growth is considered essential because of the size of the U.S. refractive surgery market and the perceived leadership of the U.S. in adopting innovative medical technologies. The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

During fiscal year 2008 STAAR’s U.S. sales of Visian ICLs increased 18% compared to 2007. STAAR believes this represents a trend to resumed growth in U.S. refractive sales following 2007 sales levels that did not grow beyond those reached in the first year of introduction. STAAR believes that the following are among the factors that may have contributed to improved Visian ICL sales in 2008:

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

•	greater stability and focus in STAAR’s refractive support team following its reorganization in the second half of 2007.

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

•	the recession has reduced refractive surgical volumes and thereby reduced the number of patients to whom ICL is offered;

•	negative publicity about complications of LASIK could reduce interest in all refractive surgical procedures; and

•	FDA approval of the TICL, which STAAR sells in international markets for treating patients severely affected by both myopia and astigmatism, has been delayed.

Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements. ICL sales continued to grow during 2008 despite worsening conditions in the general economy.  However, STAAR believes that the recession has decreased the growth rate for U.S. ICL sales and likely contributed to a flat rate of growth in the fourth quarter of 2008.  U.S. ICL may be further affected if the U.S. recessions deepens or continues for a prolonged period.

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

As STAAR enters its fourth year of ICL marketing in the U.S., it is placing less emphasis on increasing its overall customer base and devoting more attention to identifying and supporting those practices that show potential for significant repeat business through a professional commitment to the ICL technology. STAAR will continue to provide training and proctoring to all qualified surgeons seeking certification in the ICL.

Because the refractive surgery market has been dominated by corneal laser-based techniques, STAAR faces special challenges in introducing an intraocular refractive implant. STAAR has developed a number of marketing tools and practice support programs to increase the use of the ICL and awareness of its advantages in refractive surgery centers throughout the U.S. and around the world.

U.S. IOL Sales.  For several years STAAR has experienced a decline in U.S. market share of IOL. U.S. IOL product sales declined 16% during fiscal year 2008 compared with the 2007 and 20% during  2007 compared with the same period of 2006. Factors contributing to long term decline in U.S. IOL sales include the slow pace of product improvement and enhancement during a period when we devoted most of our research and development resources to introducing the ICL and to resolving the regulatory and compliance issues raised by the FDA. This long-term trend was intensified in 2007 by disruption in STAAR’s independent sales force when STAAR was unable to reach a new contract with regional manufacturer’s representatives, in the third quarter of 2007. In addition the trend was exacerbated by STAAR's lagging behind its competitors in the introduction of IOLs with advanced aspheric optics, and by the entry of Alcon as a competitor in the Toric IOL market.

STAAR’s strategy to achieve profitability in its U.S. IOL business is to rationalize its product offering around its higher value products, including recently introduced products and products planned for introduction in the near future. This has included aspheric optics across all IOL platforms, approval of higher reimbursement from Medicare for these lenses, improved delivery systems for Collamer IOLs to broaden their appeal and preloaded delivery systems for silicone lenses. Successful implementation of this strategy is subject to risks, including the risk of delays in developing new products or securing regulatory approval.

STAAR’s initiatives to enhance its IOL product line have resulted in the following recent developments:

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

The addition of aspheric optics to STAAR’s IOL designs has been a primary focus of STAAR’s recent development efforts. Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. In recognition of these advantages the Centers for Medicare and Medicaid Services (“CMS”) will grant NTIOL status to aspheric IOLs that can demonstrate improved visual performance over conventional IOLs, allowing an extra $50 reimbursement per lens implanted in an ASC (ambulatory surgical center). Because the majority of IOL purchases in the U.S. are implanted at ASCs and reimbursed through Medicare, NTIOL status significantly increases STAAR’s potential margin on qualifying lenses.

All of STAAR's aspheric lenses sold in the U.S. feature a proprietary optical design (patent pending) that is optimized for the naturally curved surface of the retina and certain other anatomical features of the human eye, and provides outstanding image quality even if decentered.

STAAR intends to continue to focus on the following projects designed to make our IOL product offering more competitive:

•	developing a Collamer Toric IOL to complement our pioneering silicone Toric IOL and better compete with the Alcon acrylic Toric IOL;

•	introduction of an aspheric single-piece Collamer IOL, which brings advanced aspheric optics to the micro-incision nanoPOINT platform;

•	introduction of an all new injector system for the three-piece Collamer IOL; and

•	adapting our proprietary Preloaded Injector system for our new silicone aspheric IOLs.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays.

STAAR’s development efforts aim to realize the full market potential for Collamer IOLs by improving lens delivery systems and differentiating STAAR’s silicone IOL offering through the Preloaded Injector. The majority of IOLs sold by STAAR in the U.S. are made of silicone, which was the original material used for foldable IOLs. However, physician preferences in the U.S. have strongly shifted to acrylic IOLs which currently account for an approximately 76% share of the U.S. IOL market. STAAR believes that its Collamer lenses have outstanding optical qualities and superior biocompatibility, and should be capable of competing with any of our competitor’s acrylic lens products in the advanced material sector. In addition, increasing use of the ICL, which relies on the outstanding optical properties of Collamer, has also introduced the advantages of the Collamer material to a growing number of surgeons. However, growth of the Collamer IOL market has been limited by the difficulty of perfecting delivery systems for the soft Collamer material. Although acrylic lenses do not have the same level of optical performance in the eye as Collamer and often introduce glare or glistening into the visual field, the stiffness and toughness of the acrylic material makes design of delivery systems simpler. STAAR has a number of development projects in place intended to make Collamer lenses easier to deliver and broaden customer appeal. The nanoPOINT injector system, which delivers the one-piece Collamer IOL through a 2.2 mm incision, was the first of these projects to reach market and was launched in April 2008.

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

We have developed and currently market the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for cataract patients who also have pre-existing astigmatism. Until 2006 only STAAR sold Toric IOLs in the U.S. because CMS allows cataract patients receiving reimbursement to pay a premium for the correction of pre-existing astigmatism, while Medicare provides the customary reimbursement for cataract surgery, Toric IOLs can be sold at a higher price and higher profit margin than standard IOLs. CMS also permits the patient to separately remunerate the surgeon for the significant additional services needed to prescribe and implant a lens with toric correction for astigmatism. The increased revenues and profit margin originally expected by STAAR as a result of the CMS ruling have, to date, not been realized because of the introduction of a competing acrylic toric IOL by Alcon Laboratories. In particular, STAAR believes that in 2007 a number of customers who previously had purchased STAAR’s Toric IOL but had otherwise been customers of Alcon’s ophthalmic products, converted to use of the Alcon Toric IOL.

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

Reorganization of U.S. Sales Force.  STAAR comprehensively reorganized its U.S. sales force in the latter part of 2007 and early 2008. STAAR now directly employs its regional sales managers. At the local level STAAR continues to rely on independent sales representatives as well as employees to promote sales and demonstrate products. STAAR believes that its reorganized sales force will position the company to capitalize on enhancements to its cataract product line intended to make the line more competitive.

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

Notwithstanding its success in overcoming past concerns regarding its quality systems, STAAR believes that it has not yet fully overcome the reputational harm caused by the FDA’s past findings of compliance deficiencies, which may continue to present a challenge in increasing U.S. product sales. In the opinion of STAAR’s management, the June 26, 2007 warning letter from the Bioresearch Monitoring Program of the FDA Office of Regulatory Affairs (“BIMO”) and the integrity hold placed on STAAR’s clinical activities by the Office of Device Evaluation, although they concern STAAR’s oversight of clinical activities rather than its quality systems, have perpetuated the reputational harm resulting from the earlier FDA actions, and have made it more difficult for STAAR to regain its former market share.  STAAR believes that U.S. approval of the TICL, if granted, and continued evidence of good standing with the FDA will reduce and may eventually eliminate the reputational harm caused by past agency actions.

Financing Strategy

While STAAR’s international business generates 75% of STAAR’s revenue, STAAR has reported losses on a consolidated basis over the last several years due to a number of factors, including eroding sales of cataract products in the U.S. and FDA compliance issues that consumed additional resources while delaying the introduction of new products in the U.S. market. In May 2007 STAAR raised net proceeds of $16.6 million from the public offering and sale of common stock, the proceeds of which were used to pay off the March 2007 $4.0 million Broadwood note and for general working capital purposes. On December 14, 2007, STAAR also borrowed $5 million from Broadwood Partners, L.P., at an interest rate of 7% per annum, primarily to fund the acquisition of STAAR’s remaining interest in the Canon Staar Joint Venture.

STAAR’s management believes that its best prospect for achieving profitability in its U.S. and consolidated operations is to significantly increase U.S. sales of the ICL and to reduce operating expenses. In the longer term STAAR seeks to develop and introduce products in the U.S. cataract market to stop further erosion of its market share and resume growth in that sector.

The final judgment expected to result from the $4.9 million Parallax verdict, and the cost and exposure to a negative outcome in subsequent litigation, will exceed STAAR’s current capital resources.  Accordingly, STAAR expects to seek additional equity or debt financing, to divest itself of non-strategic assets, or pursue some combination of the foregoing to meet its need for working capital in 2009.  STAAR may also seek new capital to expand its business or fund efforts to improve efficiency.  However, STAAR does not expect to require significant new working capital to support operations if its initiatives for cash management and improved profitability continue in line with present trends.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items reflected in the Company’s consolidated statement of operations for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales			Percentage Change
	January 2, 2009	December 28, 2007	December 29, 2006	2008 vs. 2007	2007 vs. 2006
Net Sales	100.0%	100.0%	100.0%	26.2%	4.2%
Cost of sales	46.4%	50.7%	54.1%	15.6%	(2.3)%
Gross profit	53.6%	49.3%	45.9%	37.0%	11.9%
General and administrative	21.0%	21.8%	19.1%	21.5%	18.9%
Marketing and selling	36.1%	40.0%	38.8%	14.0%	7.3%
Research and development	10.6%	11.3%	12.5%	18.3%	(5.2)%
Other expenses	13.1%	—	(0.6)%	— *	—
Operating loss	(27.2)%	(23.8)%	(23.9)%	44.4%	3.8%
Total other (expense) income, net	(1.7)%	(1.7)%	0.2%	23.9%	—
Loss before income taxes	(28.9)%	(25.5)%	(23.7)%	43.0%	12.2%
Provision for income taxes	1.6%	1.4%	2.7%	39.1%	—
Net loss	(30.5)%	(26.9)%	(26.4)%	42.8%	6.3%

*  Denotes change is greater than 100%

2008 Fiscal Year Compared to 2007 Fiscal Year

Net sales

Net sales for the year ended January 2, 2009 (“fiscal 2008”) were $74,894,000, an increase of 26.2% compared with net sales for the year ended December 28, 2007 (“fiscal 2007”) of $59,363,000. Changes in currency exchange rates had a favorable $1.6 million impact on net sales for fiscal 2008.   During fiscal 2008, global sales of ICLs and TICLs grew 24.1% to $19,069,000 compared with $15,368,000 in fiscal 2007; global sales of IOLs increased 40.8% to $32,926,000 compared with $23,379,000 in fiscal 2007 as a result of the acquisition of STAAR Japan, which contributed $12,167,000 in 2008 in total IOL sales.  Sales of other surgical products, generally used during cataract surgery, increased 11.1%.

U.S. net sales for fiscal 2008 decreased 4.0% to $18,927,000 compared with fiscal 2007, due to a 16.0% decrease in IOL sales which was largely offset by a 17.9% increase in ICL sales and a 6.4% increase in other product sales.  Although IOL sales declined 16% for the full year, the year over year rate of decline has slowed from 26% in the fourth quarter of 2007 to 5% in the fourth quarter of 2008.

International net sales for fiscal 2008 were $55,967,000, an increase of 41.2% compared with fiscal 2007.  International IOL sales were $23,461,000, up 93.8%, compared with $12,106,000 in 2007.  The significant increase in IOL sales is due to the acquisition of STAAR Japan at the beginning of 2008, partially offset by a decrease in IOL sales in international markets outside of Japan. During 2008, international sales of ICLs increased 26.3% to $14,207,000, compared with $11,245,000 in fiscal 2007 and other surgical product sales increased 12.3% to $18,299,000, compared with $16,291,000 in fiscal 2007.

Gross profit margin

Gross profit margin for the fiscal 2008 was 53.6% compared with 49.3% for fiscal 2007. The increase in gross profit margin is due to sales of preloaded IOLs in Japan which yield higher average selling prices than in other countries, increased sales of ICLs, particularly in the U.S. where prices are higher, and increased sales of TICLs.  The improvement in gross profit margin was partially offset by the STAAR Japan acquired inventory, which was recorded at fair value in accordance with purchase accounting rules. This higher valued inventory was sold during 2008 resulting in $1.5 million in additional cost of goods sold.

The Company expects gross profit margin to increase as sales of ICLs globally and preloaded IOLs in Japan become a larger percentage of overall revenue mix and sales of aspheric IOLs replace sales of non-aspheric IOLs in the U.S.

General and administrative

General and administrative expenses for fiscal 2008 were $15,730,000, representing a 21% increase over the $12,951,000 reported in fiscal 2007, entirely due to  $3,690,000 incurred by STAAR Japan, offset by $911,000 reduction in the rest of the Company despite significant legal costs associated with the sales representative litigation.

Marketing and selling

Marketing and selling expenses for fiscal 2008 were $27,053,000, representing a 14% increase over the $23,723,000 reported in fiscal 2007. The increase in marketing and selling expenses for fiscal 2008 was due to the $4,098,000 in costs associated with STAAR Japan.  Marketing and selling expenses in the U.S. decreased $2,353,000 and this decrease was partially offset by a $1,586,000 increase in international expenses outside of Japan and the U.S. to support the increase in ICL sales.

Research and development

Research and development expenses, including regulatory and clinical expenses, for fiscal 2008 were $7,938,000, representing an 18% increase over the $6,711,000 reported in fiscal 2007. The increase is due to the $2,164,000 in costs associated with STAAR Japan, offset by a decrease of $937,000 as a result of cost reduction measures taken in the U.S. to improve cash flows.  The Company expects to spend approximately 7-10% of revenues in fiscal 2009 on its research and development activities.

Other operating expenses

Other operating expenses for fiscal 2008 were $9,773,000 and consisted of the following:  1) loss on settlement of pre-existing distribution arrangement in the amount of $3,850,000.  The loss was recorded in connection with the Company’s acquisition of STAAR Japan and represented the portion of the consideration paid by STAAR for the termination of the pre-existing distribution arrangement that was deemed unfavorable to STAAR Japan and to STAAR when compared to an at market arrangement as of the closing date of the acquisition;  2) patent impairment charges in the amount of $1,023,000.  This non-cash expense was recorded in connection with certain patents that were determined to have minimal fair value to the Company pursuant to the annual impairment review; and 3) jury verdict in favor of Parallax Medical Systems, Inc. reached subsequent to year end in the amount of $4,900,000 (see “Item 3 – Legal Proceedings”).

Income taxes

The Company recorded an income tax provision of $1,523,000 and $843,000 for fiscal 2008 and 2007 respectively. The increase in the provision of $680,000 was primarily due to increases in the Company’s current foreign tax provision of $933,000 due to pre-tax profits generated by STAAR Surgical AG, offset by a decrease in the foreign deferred tax provision of $255,000.

2007 Fiscal Year Compared to 2006 Fiscal Year

Net sales

Net sales for the year ended December 28, 2007 (“fiscal 2007”) were $59,363,000, an increase of 4.2% compared with net sales for the year ended December 29, 2006 (“fiscal 2006”) of $56,951,000. Changes in currency exchange rates had a $2.2 million impact on net sales for fiscal 2007.

U.S. net sales for fiscal 2007 decreased 13.4% to $19,721,000 compared with fiscal 2006, primarily due to a 19.6% decrease in IOL sales and a 5.7% decrease in other product sales mainly related to other refractive products.  The decline in cataract product sales is due, in part, to a shift in market preference from spherical IOLs to aspheric IOLs. The Company introduced its first aspheric IOL made of Collamer during the second quarter of 2007 which should allow the Company to compete more effectively in this market segment. The decrease in other refractive product sales is due primarily to decreased sales of instruments used in ICL surgery. Sales of ICLs were essentially flat year over year in the U.S.

International net sales for fiscal 2007 were $39,642,000, an increase of 16% compared with fiscal 2006. During 2007, international ICL and TICL sales increased 42% to $11,245,000 compared with $7,922,000 in fiscal 2006 and a 13% increase in other product sales mainly related to cataract surgeries.  In fiscal 2006, international cataract related sales were negatively impacted by doctor strikes in Germany, one of STAAR’s largest cataract sales markets. These labor disputes were subsequently settled in the same year.  Sales of IOL were essentially flat year over year internationally.

During fiscal 2007, global sales of ICLs and TICLs grew 27% to $15,368,000 compared with $12,093,000 in fiscal 2006.

Gross profit margin

Gross profit margin for fiscal 2007 was 49.3% compared with 45.9% for fiscal 2006. The increase in gross profit margin is due to reduction in inventory reserves, higher average selling prices of certain IOLs and TICLs, increased volume sales of higher margin ICLs and TICLs and improved overall IOL costs partially offset by an increase in manufacturing engineering costs. The gross profit for fiscal 2006 was impacted by obsolescence charges of $807,000 for certain IOL inventory in anticipation of new product launches in 2007 and to a lesser degree slower moving diopters of other lenses. This charge reduced 2006’s gross profit margin by approximately 1.4%.

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

Income taxes

The Company recorded a provision for income taxes of $843,000 for fiscal 2007 and $1,537,000 for fiscal 2006. During fiscal 2007, the Company reached a settlement with the German Ministry of Finance related to taxes assessed in connection with unreported sales of a company controlled by the former President of Domilens, GmbH. As a result of the settlement, the Company reversed approximately $460,000 in income tax expense originally recorded in the fourth quarter of 2006, based on the best information available to management at that time.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For several years STAAR has incurred significant losses, has not generated sufficient cash to sustain its operations, and has relied on financing activity to supplement cash from operations.  As of January 2, 2009, STAAR had approximately $5 million of cash and cash equivalents.  STAAR’s likely cash requirements rose considerably on March 2, 2009, when an adverse verdict against STAAR in Parallax Medical Systems, Inc. (“Parallax”) v. STAAR Surgical Company, a case originally filed on September 21, 2007, resulted in an award against STAAR of approximately $2.2 million in actual damages and $2.7 million in punitive damages.  The $4.9 million judgment appears as “Other expenses” in total selling, general and administrative expenses in the consolidated statements of operations for the year ended January 2, 2009 and in “other current liabilities” on the consolidated balance sheets as of the year then ended.  The Parallax verdict, along with STAAR’s history of recurring losses, negative cash flows and limited access to capital, has raised substantial doubt regarding STAAR’s ability to continue as a going concern.   The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STAAR believes that the Parallax case was incorrectly decided as to liability, the amount of compensatory damages and the appropriateness and amount of punitive damages.  As part of its strategy to resolve doubt about its ability to continue as a going concern, STAAR intends to vigorously contest the outcome of the Parallax case through post-trial proceedings and, if necessary, appeal, in an effort to reduce the amount of the judgment against STAAR.

STAAR also seeks to overcome this substantial doubt concerning its ability to continue as going concern by continuing to pursue its strategic operating goals for enhanced profitability and by obtaining new debt and/or equity financing.  STAAR’s strategic operating goals include the following:

•
 Improve cash flow and continue cost reduction efforts. In the latter part of 2007 and throughout 2008, STAAR implemented cost-cutting measures and began a process to closely rationalize and evaluate its spending levels, which included a targeted reduction in the U.S. workforce, streamlining the U.S. organization by reducing spending levels in all areas of the business, renegotiating or eliminating certain obligations, and eliminating all executive bonus opportunities until STAAR showed positive trends toward achieving profitability.  Through these efforts STAAR has significantly reduced its cash used in operating activities in 2008 as compared to 2007 and, if recent operating trends continue, STAAR expects to generate positive cash flows within 2009;

•
 Increase gross profit margins.  In recent periods STAAR has experienced increased sales in all products, except U.S. IOL sales.  STAAR believes that the key to achieving profitability is to increase profit margins, primarily by increasing ICL sales as a percentage of STAAR’s overall product mix.  ICLs and TICLs generally yield higher margins and continue to represent the fastest growing product line of STAAR’s business.  While the ICL and TICL are approved for sale in over 40 countries, STAAR has achieved a significant sales and market share of the refractive surgical market in a number of select countries, including in the U.S., South Korea, China, India, Spain, Germany and Latin America.  Bringing ICL and TICL to new markets, and expanding market share in existing markets, will improve STAAR’s profitability and during 2009 STAAR will focus its sales efforts on this goal;

•
 Secure key regulatory approvals.  Regulatory approval of higher margin products in significant markets can yield rapid sales growth and improve profitability.  The principal regulatory approvals pursued by STAAR at this time are the U.S. approval of the TICL and the approval of ICL and TICL in Japan. Although the timing of regulatory approval is never certain, the Company believes approval of these products could be granted in 2009.

In addition, STAAR’s ability to overcome this substantial doubt concerning its ability to continue as a going concern depends on several factors involving certain current litigation matters.  The Parallax court has stayed the execution of judgment and collection of damages until after the completion of post-trial motions and the deadline to file notice of appeal, which is a period of approximately three months. If STAAR is unable to obtain additional capital to satisfy the judgment or post an appeal bond before the expiration of the stay, STAAR could be required to petition for protection under federal bankruptcy laws, which could further impair its financial position and liquidity, and would likely result in a default of its other debt obligations. In addition, another lawsuit similar to the Parallax case, Moody v. STAAR Surgical Company, is currently scheduled for trial in the Superior Court of California, County of Orange, on May 25, 2009 and could result in further significant liability.  As of the date of this report, STAAR believes that the differences in the Moody case present uncertainties such that the outcome is neither probable nor remote and therefore, STAAR cannot estimate the amount or range of loss, if any, in the event of an unfavorable outcome.

The substantial doubt about STAAR’s ability to continue as a going concern could also affect STAAR’s relationship with its trade suppliers and their willingness to continue to conduct business with STAAR on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, the Company’s need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.

Among the events of default in the Senior Promissory Note (“the Note”) held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.”  Because STAAR is not required to pay the Parallax judgment until the expiration of the stay 40 days after final judgment, and because the amount to be paid pursuant to the judgment will not be fixed until final judgment is rendered on or before May 22, 2009, STAAR believes that as of the date of this Report the Parallax judgment should not be deemed “unpaid” and that an event of default under the Senior Promissory Note would not have occurred. To avoid dispute over this matter and to secure the lender’s temporary waiver of remedies for an event of default during the stay of the Parallax judgment, STAAR and Broadwood entered into a Temporary Waiver Agreement on April 2, 2009.

If the Company is unable to successfully appeal the judgment and/or is required to pay the amount as awarded by the jury or some other amount and is unable to pay, this could also constitute an event of default of the existing outstanding debt, thereby potentially requiring the Company to seek relief under the U.S. Bankruptcy Code.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

•
 Net cash used in operating activities was $8.2 million, $11.2 million, and $8.1 million for fiscal 2008, 2007, and 2006, respectively. For fiscal 2008 cash used in operations was the result of net losses, adjusted for depreciation, amortization, stock-based compensation expense, loss on settlement of preexisting distribution arrangements, and other miscellaneous non-cash items, and net increases in working capital.  For fiscal 2007 cash used in operations was the result of net losses, adjusted for depreciation, amortization, stock-based compensation expense, and other miscellaneous non-cash items, and net decreases in working capital. For fiscal 2006, cash used in operations was the result of net losses, adjusted for depreciation, amortization, stock-based compensation expense, and other miscellaneous non-cash items, and net increases in working capital.

•
 Net cash provided by investing activities was approximately $1.1 million in fiscal 2008 compared to net cashed used of $4.7 million in 2007.  In fiscal 2006 the net cash provided by investing activities was approximately $140,000.  In fiscal year 2008 the net cash provided was due to $2.2 million of net cash acquired in the STAAR Japan acquisition offset by $1.1 million of property and equipment purchases.  Included in cash used in investing activities for fiscal 2007, was the $4.0 million advance payment toward the purchase price for the 50% acquisition of Canon Staar and the acquisition of $691,000 in property and equipment. Included in cash provided by investing activities for fiscal 2006, was the receipt of $1.2 million in proceeds from former officer’s notes partially offset by the acquisition of $786,000 in property and equipment.

•
 Net cash provided by financing activities was approximately $1.0 million, $18.7 million, and $2.8 million for fiscal 2008, 2007, and 2006, respectively.  In 2008, cash provided by financing activities resulted from net proceeds of $2.0 million from a line of credit in Japan offset by $1 million in payments under capital lease lines of credit.  In 2007, cash provided by financing activities resulted from the receipt of net proceeds of $16.6 million from a public offering of 3.6 million shares of the Company’s common stock and $584,000 received from the exercise of the stock options. Additionally in 2007 the Company borrowed $9.0 million from Broadwood Partners, LP, $4 million of which was repaid in the second quarter. The remaining $5.0 million was used to fund the acquisition of the remaining 50% interest in the Canon joint venture and related transaction costs. During 2007, the Company also repaid $1.8 million outstanding on its Swiss line of credit, paid a $972,000 note related to the 2004 acquisition of the minority interest of our Australian subsidiary, and made $692,000 in payments under capital lease lines of credit. In 2006, cash provided by financing activities resulted from the receipt of $2.9 million of proceeds from stock option exercises.

•
 Accounts receivable was $8.4 million in 2008 and $6.9 million in 2007. The increase in accounts receivable is due to the acquisition of STAAR Japan.  Receivables outside of Japan decreased $1.4 million.  Days’ Sales Outstanding (“DSO”) were 42 days in 2008 and 40 days in 2007. The Company expects to maintain DSO within a range of 40 to 45 days during the course of fiscal 2009.

•
 Inventories at the end of fiscal 2008 and 2007 were $16.7 million and $12.7 million, respectively.  The increase in inventories is due to the acquisition of STAAR Japan.  Days’ inventory on hand were 154 days in 2008 and 125 days in 2007.

Credit Facilities, Contractual Obligations and Commitments

Credit Facilities

The Company has credit facilities with different lenders to support operations in the U.S., Germany, and Japan.

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”) pursuant to a Senior Promissory Note (the “Note”) between the Company and Broadwood. The borrowed funds were used to finance the cash consideration and related transaction costs in the Company’s purchase of the remaining interests in its Canon Staar Co., Inc. joint venture. The Note has a term of three years and bears interest at a rate of 7% per annum. Under the Note a default, if not waived, would result in an escalation of the interest rate to a maximum of 20% per annum.  The Note is not secured by any collateral, may be pre-paid by the Company at any time without penalty, and is not subject to covenants based on financial performance or financial condition (except for insolvency). The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood.

On March 2, 2009, a verdict was rendered in the case of Parallax Medical Systems, Inc. v. STAAR Surgical Company whereby a jury awarded Parallax approximately $4.9 million, comprising of $2.2 million in actual damages and $2.7 million in punitive damages. Among the events of default in the Senior Promissory Note (“the Note”) held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.”  Because STAAR is not required to pay the Parallax judgment until the expiration of the stay 40 days after final judgment, and because the amount to be paid pursuant to the judgment will not be fixed until final judgment is rendered on or before May 22, 2009, STAAR believes that as of the date of this Report the Parallax judgment should not be deemed “unpaid” and that an event of default under the Senior Promissory Note would not have occurred. To avoid dispute over this matter and to secure the lender’s temporary waiver of remedies for an event of default during the stay of the Parallax judgment, STAAR and Broadwood entered into a Temporary Waiver Agreement on April 2, 2009.  The Temporary Waiver Agreement provides that any event of default under the Note that occurs or may be deemed to have occurred as a result of the Parallax judgment will be waived for the shorter of the duration of the stay period and July 6, 2009.  At the expiration of the stay, if the Parallax judgment has been satisfied any such default will be cured and the interest rate will go back to 7%.  If the Parallax judgment is not satisfied, but STAAR secures an additional stay pending appeal, any such default will be deemed partially cured and the Note will not be subject to acceleration; however, interest under the Note will rise to the default rate of a maximum 20%, an increase of $650,000 per year in interest expense unless and until the Parallax judgment is satisfied and any other pending and undecided material litigation is resolved.  As consideration for Temporary Waiver Agreement, STAAR will amend the Note to grant to Broadwood a security interest in all of STAAR’s assets to secure STAAR’s obligations under the Senior Note.  The foregoing summary of the Temporary Waiver Agreement is qualified in its entirety by reference to the complete text of that agreement, a copy of which is attached to this Report as Exhibit 10.71.

As additional consideration for the loan the Company also entered into a Warrant Agreement (the “Warrant Agreement”) with Broadwood granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The Note also provides that if the Company has any indebtedness outstanding on the Note on June 29, 2009, it will issue additional warrants on the same terms as set forth in the Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding. The Note also gives Broadwood the right to participate on a pro rata basis in certain offerings of equity securities until the Note is no longer outstanding.

Based on representations made by Broadwood in the Promissory Note, on the date of the transaction, Broadwood beneficially owned 4,396,231 shares of the Company’s common stock, comprising 15% of the Company’s common stock as of December 14, 2007. Based on publicly available information filed by Broadwood, Neal Bradsher, President of Broadwood Partners, L.P., may have been deemed to beneficially own all of the 4,396,231 shares. Broadwood also holds a warrant to purchase 70,000 shares of Common Stock at an exercise price of $6.00 per share, which warrant was issued in connection with a loan of $4 million by Broadwood under a Promissory Note dated March 21, 2007. The March 21, 2007 Promissory Note was repaid in full on June 20, 2007.

The Company’s lease agreement with Farnam Street Financial, Inc., as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a three-year term. Under the agreement, the Company has the option to purchase any item of the leased property, at the end of the respective items lease terms, at a mutually agreed fair value. On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provides for additional fixed assets purchases of $800,000.  The terms of this new schedule conform to the amended agreement dated October 9, 2006. Approximately $250,000 in borrowings were available under this facility as of January 2, 2009.

The Company’s lease agreement with Mazuma Capital Corporation, as amended on August 16, 2006, provided for purchases of up to $301,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a two-year term. The Company was required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of December 28, 2007, the Company had a certificate of deposit for approximately $150,000 recorded as “short-term investment —  restricted” with a 12-month term at a fixed interest rate of 4.5%. During the third quarter of 2008 the Mazuma capital leases were paid and the certificate of deposit was closed.

Lines of Credit

The Company’s German subsidiary, Domilens, entered into a credit agreement on August 30, 2005. The renewed credit agreement provides for borrowings of up to 100,000 EUR ($140,000 at the rate of exchange on January 2, 2009), at a rate of 8.5% per annum and does not have a termination date. The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not secured. There were no borrowings outstanding as of January 2, 2009 and December 28, 2007 and the full amount of the line was available for borrowing as of January 2, 2009.

The Company’s Japanese subsidiary, STAAR Japan, has an agreement with Mizuho Bank providing borrowings of up to 400,000,000 Japanese Yen (approximately $4.4 million based on the rate of exchange on January 2, 2009), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.675% fixed as of January 2, 2009) and terminates on April 20, 2009, but may be renewed annually.  The credit facility is not collateralized.  As of January 2, 2009 the Company had 200,000,000 Japanese Yen outstanding on the line of credit (approximately $2.2 million based on the rate of exchange on January 2, 2009).

The lines of credit available to our subsidiaries are subject to various covenants, and we risk defaulting on the terms of our lines of credit.  Our limited borrowing capacity could cause a shortfall in working capital or prevent us from making expenditures to expand or enhance our business. Although we were compliant with our line of credit covenants as of January 2, 2009, a default on any of our lines of credit could cause an immediate termination and jeopardize our ability to continue operations.

The following table represents the Company’s known contractual obligations as of January 2, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Note payable	$5,000	$—	$5,000	$—	$—
Interest on Note payable*	700	350	350	—	—
Capital lease obligations	2,503	1,163	1,104	236	—
Operating lease obligations	9,855	2,592	3,665	3,170	428
Purchase obligations	3,240	651	1,301	1,288	—
Pension obligations	1,136	57	143	240	696
Open purchase orders	618	618	—	—	—
Total	$23,052	$5,431	$11,563	$4,934	$1,124

*Based on the current stated rate of 7% per annum.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts and sales return, inventory reserves and income taxes, among others.  Our estimates are based on historical experiences, market trends and financial forecasts and projections, and on various other assumptions that management believes are reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these if actual conditions differ from our assumptions.

We believe the following represent its critical accounting policies.

•
Revenue Recognition and Accounts Receivable.   We recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectability is reasonably assured in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”).  The Company records revenue from non-consignment product sales when title and risk of ownership has been transferred, which is typically at shipping point, except for our STAAR Japan subsidiary, which is typically at delivery to the customer, in which STAAR Japan will defer the revenue until the product is delivered to the customer.  STAAR Japan does not have significant deferred revenues as delivery to the customer is generally made within the same or the next date of shipment. Our products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs may be offered to surgeons and hospitals on a consignment basis.  We maintain title and risk of loss of consigned inventory.  In accordance with SAB No. 104, we recognize revenue for consignment inventory when the IOL is implanted during surgery and not upon shipment to the surgeon. We believe our revenue recognition policies are appropriate.

ICLs are sold only to certified surgeons who have completed requisite training. We ship ICLs only for use by surgeons who have already been certified, or for use in scheduled training surgeries.

For all sales, we are the Principal in the transaction in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” as we, among other factors, bear general inventory risk, credit risk, have latitude in establishing the sales price and bear authorized sales returns inventory risk and therefore, sales are recognized gross with corresponding cost of sales.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

We present sales tax we collect from our customers on a net basis (excluded from our revenues), a presentation which is prescribed as one of two methods available under EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).”

We generally permit returns of product if the product is returned within the time allowed by under our return policies, and in good condition. We provide allowances for sales returns based on an analysis of our historical patterns of returns matched against the sales from which they originated. While such allowances have historically been within our expectations, we cannot guarantee that we will continue to experience the same return rates that we have in the past.  Measurement of such returns requires consideration of, among other factors, historical returns experience and trends, including the need to adjust for current conditions and product lines, the entry of a competitor, and judgments about the probable effects of relevant observable data. We consider all available information in our quarterly assessments of the adequacy of the allowance for sales returns.  Sales are reported net of estimated returns.  If the actual sales returns and allowances are greater than estimated by management, additional expense may be incurred.

We maintain provisions for uncollectible accounts based on estimated losses resulting from the inability of our customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances could be required. We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We consider all available information in our assessments of the adequacy of the reserves for uncollectible accounts.

•
Stock-Based Compensation.  We account for the issuance of stock options to employees and directors in accordance with SFAS No. 123R and the issuance of stock options and warrants for services from non-employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services,” by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, risk-free interest rates, expected term of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions.

•
Accounting for Warrants.  We account for the issuance of Company derivative equity instruments such as the warrants, in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We agreed to use its best efforts to register and maintain registration of the common shares underlying certain warrants (the “Warrant Shares”) that were issued by us with debt instruments, so that the warrant holder may freely sell the Warrant Shares if the warrant is exercised, and we agreed that in any event we would secure effective registration within a certain time period after issuance (typically up to five months from issuance). In addition, while the relevant warrant agreement does not require cash settlement if we do not maintain continuous registration of certain Warrant Shares, the agreement does not specifically preclude cash settlement. As a result EITF 00-19 requires us to assume that in the absence of continuous effective registration we may be required to settle some of these warrants for cash when they are exercised. Accordingly, our agreement to register and maintain registration of certain Warrant Shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. We have issued other warrants under another agreement that expressly provides that if we fail to satisfy registration requirements we will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. In this circumstance, we account for those warrants as equity because additional shares are the only form of settlement available to the holder. We use the Black-Scholes option pricing model as the valuation model to estimate the fair value of those warrants. We evaluate the balance sheet classification of the warrants during each reporting period. Expected volatilities are based on historical volatility of our stock. The expected life of the warrant is determined by the amount of time remaining on the original six-year term of the relevant warrant agreement. The risk-free rate of return for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period. Any gains or losses resulting from the changes in fair value of the warrants classified as a liability from period to period are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.

•
Income Taxes.  We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based on the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. As of January 2, 2009, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet. Net increases to the valuation allowance were $2,289,000, $4,983,000 and $6,774,000 in 2008, 2007 and 2006, respectively.

We expect to continue to maintain a full valuation allowance on future tax benefits until, and if, an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

In the normal course of business, the Company is regularly audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We believe that our tax positions comply with applicable tax law and intend to defend our positions. Our effective tax rate in a given financial statement period could be impacted if we prevailed in matters for which reserves have been established, or were required to pay amounts in excess of established reserves.

•
Inventories.  We provide estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. We value our inventory at the lower of cost or net realizable market values. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the expiration of products with a shelf life of less than four months, estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, we determine that our inventory was overvalued, we would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if we determine that our inventory was undervalued, cost of sales in previous periods could have been overstated and we would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. Therefore, although we make every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

•
Impairment of Long-Lived Assets.  Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. Our policy is consistent with current accounting guidance as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An assessment was completed under the guidance of SFAS No. 144 for the year ended January 2, 2009, and based on that assessment we determined that certain of our patents had diminished in value or utility due to our discontinuance of certain products or procedures underlying the patents, and therefore, we recorded an impairment loss during the fourth quarter of fiscal year ended 2008 discussed under Definite-Lived Intangible Assets below.

•
Goodwill.  Goodwill, which has an indefinite life, is not amortized, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios, including the use of experts.  Our policy is consistent with current accounting guidance as prescribed by SFAS No. 142, Goodwill and Intangible Assets. During the fourth quarter of fiscal 2008, we performed our annual impairment test using the methodology prescribed by SFAS No. 142 and determined that our goodwill was not impaired. As of January 2, 2009, the carrying value of goodwill was $7.5 million.

•
Definite-Lived Intangible Assets.  We also have other intangible assets mainly consisting of patents and licenses, developed technologies and customer relationships, with a gross book value of $13.5 million and accumulated amortization of $7.9 million as of January 2, 2009. We capitalize the cost of acquiring patents and licenses.  We acquired certain customer relationships and developed technologies in the acquisition of our STAAR Japan subsidiary which was completed on December 29, 2007 (see note 2 to the consolidated financial statements). Amortization is computed on the straight-line basis over the estimated useful lives of the assets, since the pattern in which the economic benefits realized cannot be reasonably determined, which are based on legal, contractual and other provisions, and range from 10 to 21 years for patents and licenses, 10 years for customer relationships and 3 to 10 years for developed technology.   We review intangible assets for impairment in the assessment discussed above regarding Impairment of Long-Lived Assets. Based on this assessment we determined that certain of our patents had diminished in value or utility due to our discontinuance of certain products or procedures underlying the patents, and therefore, we recorded a $1 million impairment loss during the fourth quarter of fiscal year ended 2008 included in other expenses under selling, general and administrative expenses.

•
Employee Defined Benefit Plans. We have historically maintained a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary.  This plan was previously classified and accounted for as a defined contribution plan. Based on new guidance obtained in the fourth quarter of fiscal 2007 from the Swiss Auditing Chamber’s Auditing Practice Committee and its Accounting Practice Committee with respect to a change in Swiss pension law, the Company concluded that the features of the Swiss Plan now conform to the features of a defined benefit plan.  As a result, we adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”) on October 1, 2007.  The effect of this adoption increased total liabilities by $429,000, net of tax, with a corresponding decrease to stockholder’s equity. See Note 13.

In connection with our acquisition of the remaining interest in STAAR Japan, Inc., we assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan substantially covering all of the employees of STAAR Japan.  STAAR Japan adopted the recognition and disclosure requirements of SFAS No. 158 on December 29, 2007, the date of the acquisition.

SFAS No. 158 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position as of January 2, 2009 and December 28, 2007, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. We record a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, and the expected long-term rate of asset return (based on the market-related value of assets).  The fair values of plan assets are determined based on prevailing market prices.  The amounts recorded in the financial statements pertaining to our employee defined  benefit plans could vary significantly if we were to use different assumptions.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, FASB issued FASB Staff Position No. FAS 157-2 (As Amended) (FSP 157-2).  This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and reporting entities additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. As such, the Company partially adopted SFAS 157 on December 29, 2007 for the measurement of the plan assets’ fair value and disclosures relevant to our defined benefit plans which we have made pursuant to SFAS No. 157.

•
Redeemable, convertible Preferred Stock: Under our Certificate of Incorporation we had 10,000,000 shares of “blank check” preferred stock, which our Board of Directors is authorized to issue with such rights, preferences and privileges as the Board may determine.  On October 22, 2007, our Board approved the designation of 1,700,000 shares of the preferred stock as Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) to be issued in connection with the acquisition of the 50% interest in Canon Staar Co., Inc. which was consummated on December 29, 2007.  On December 29, 2007, we issued the 1,700,000 shares of Preferred Stock to the Canon companies as partial consideration for their shares of Canon Staar Co., Inc. at an estimated fair value of $4.00 per share, or $6.8 million in the aggregate.

The fair value of the Preferred Stock was determined on the issuance date by us with the assistance of a valuation specialist using the Binomial Tree option valuation model.  This model considers the Preferred Stock to be a derivative asset of our common stock where the preferred stockholder has options to choose certain payoffs that maximize returns and therefore maximize the value of the preferred stock.  The payoff available to the preferred stockholder is contingent on the future market value of our common stock.  Therefore the model, based on certain significant management assumptions, analyzes various payoff patterns for different possible paths that might be followed by the common stock price over the life of the Preferred Stock until the automatic conversion on the fifth anniversary of the issuance date.  The amounts recorded in the consolidated financial statements for our Preferred Stock could vary significantly if we were to use different assumptions.

Because after the third anniversary of issuance the Preferred Stock is redeemable at the option of the holders, which is not within our control, we have presented the Preferred Stock in the mezzanine section of the consolidated balance sheet in accordance with the provisions of EITF Abstracts, Topic No. D-98 (“Topic D-98”), “Classification and Measurement of Redeemable Securities.”  Because the Preferred Stock fair value recorded on the issuance date approximates the redemption price, no further significant accretion will be required by us to redemption value and no subsequent revaluation will be necessary so long as the Preferred Stock is still considered a temporary equity instrument.

Foreign Exchange

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its suppliers or customers in the last three fiscal years had adversely affected our ability to purchase or sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which could significantly affect our operating results. We do not engage in hedging transactions to offset changes in currency or fluctuations in foreign currencies.

Inflation

Management believes inflation has not had a significant impact on our operations during the past three years.

Recent Accounting Pronouncements

On December 30, 2008, FASB Staff Position (FSP) No. 132 (R) - 1 was issued and amends SFAS No. 132 (R), Employer’s Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension (DBP) or  other postretirement plan.  This FSP also includes certain requirements for non public companies’ disclosures about net periodic pension cost.  The FASB broadened the scope of this FSP to require employers to disclose information about fair value of measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157.  The FSP was in response to concerns about the lack of transparency surrounding the types of assets and associated risks in an employer’s defined benefit plan and events in the economy and markets that could have a significant effect on the value of plan assets.  This FSP applies to an employer that is subject to the disclosures requirements of SFAS 132 (R).  The objectives of the disclosures about plan assets in DBP plans include how investment allocation decisions are made, including pertinent investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentration of risk within plan assets.  The disclosure requirements of this FSP are effective for fiscal years ending after December 15, 2009, however earlier application is permitted.  The Company believes that the adoption of this FSP will not have a significant impact on its consolidated financial statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We believe that the adoption of FSP 142-3 will not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments and that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, including a tabular format disclosure of the fair values of derivative instruments and their gains and losses and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We believe that the adoption of SFAS 161 will not have a significant impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment” (“SAB 110”), which became effective on January 1, 2008. SAB 110 allows companies, under certain circumstances, to continue using the “simplified” method of estimating the expected term of “plain vanilla” share options discussed in SAB No. 107, “Share-Based Payment,” in accordance with SFAS 123R. Under SAB 107, the SEC staff had previously indicated that it would not expect companies to use the “simplified” method for share option grants made after December 31, 2007, however the SEC staff understands that such detailed information about employee exercise behavior may not be available by December 31, 2007 and therefore, under certain circumstances, the staff will continue to accept the use of the simplified method beyond this date. We adopted SAB 110 on January 1, 2008 and it did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 and establishes principles and requirements for (a) how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business, (b) how an acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We cannot anticipate whether the adoption of SFAS 141R will have a material impact on our results of operations and financial condition as the impact will depend on the terms and nature of any business combination we enter into, if any, on or after January 3, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes the standards for accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements. SFAS 160 also provides guidance on accounting for changes in a parent’s ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary. SFAS 160 requires an entity to present minority interests as a component of equity and to present consolidated net income attributable to the parent and to the noncontrolling interest separately on the face of the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We believe that the adoption of SFAS 160 will not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value option for any of the eligible financial assets or liabilities.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, we partially adopted SFAS 157 on December 29, 2007 and it did not have a significant impact on our consolidated financial statements, except for the measurement of the plan assets’ fair value and disclosures relevant to our defined benefit plans which we have made pursuant to SFAS 157.

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

Interest rate risk.   As of January 2, 2009, STAAR had $2.2 million of foreign debt. Our $2.2 million of foreign debt bears an interest rate that is equal to the Tokyo prime interest rate and thus, our interest expense would fluctuate with any change in the prime interest rate.  If the Tokyo prime rate were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately 2,000,000 Japanese yen or approximately $22,000 based on the exchange rate in effect at January 2, 2009.  STAAR’s $5 million principal amount of U.S. indebtedness under the Broadwood note bears a fixed interest rate of 7% and may be prepaid without penalty.  Under the note a default, if not waived, would result in an escalation of the stated interest rate to a maximum of 20%.  If the stated interest rate were to increase to 20%, our interest payments would increase by approximately $650,000 per year.

Foreign currency risk.   Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as such, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide (primarily, the Euro, Japanese Yen, Swiss Franc and Australian dollar). Accordingly, changes in exchange rates, and particularly the strengthening of the US Dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks include those set forth in “Item 1A. — Risk Factors.”

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2009, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 2, 2009.

BDO Seidman LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company contained in this report on Form 10-K, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting. Its report is included herein.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended January 2, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Compensatory Arrangements of Certain Officers

STAAR regards executive compensation as a key part of its business strategy.  As a major element of its compensation philosophy, STAAR seeks to align the interests of its executives with the interests of its stockholders and with the Company’s long-term objectives by providing stock-based compensation and encouraging actual stock ownership by executives.  On March 30, 2009, as part of the annual executive performance review process, STAAR’s Compensation Committee awarded stock grants to certain executives.  They included the following:  Barry G. Caldwell, President and CEO, 60,000 shares, Deborah Andrews, CFO, 25,000 shares, David Bailey, President of International Operations, 30,000 shares, Hans Blickensdoerfer, Vice President of International Sales, 30,000 shares and Paul Hambrick, Vice President of Operations, 10,000 shares.  These grants were part of a broad program of equity compensation based on annual performance reviews, which awarded options and stock grants covering a total of 261,000 shares to 48 employees of STAAR.

Departure of Directors or Certain Officers

Nicholas Curtis, STAAR’s Senior Vice President of Sales, resigned from his position on March 30, 2009, concurrently with his acceptance of employment as an officer at another company.  Mr. Curtis’ resignation will be effective on April 3, 2009.

STAAR is providing the information included in this Item 9B in accordance with Item 5.02(b) and Item 5.02(e) of Form 8-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information in Item 10 is incorporated herein by reference to the section entitled “Proposal One — Election of Directors” contained in the proxy statement (the “Proxy Statement”) for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 2, 2009.

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

Any representation, warranty or other statement of purported fact in any such exhibit that is a contract, agreement or similar instrument may not be true or complete, either at the date of such instrument or at any later time.  Even if such statements were accurate when made, they may not be accurate now.  The parties to such instruments did not intend such statements to establish any facts, but intended such statements to allocate contractual risk between the parties.  Such instruments may be subject to standards of materiality that differ from the standards applicable to this report.  No one other than the parties to the instrument is entitled to rely or should rely on any statement in such instrument for any purpose.  Such statements were provided for the private purposes of the parties to the instruments and may have been qualified by schedules and other disclosures that have not been filed with (or incorporated by reference into) this or any other report or document.  Only the parties to any such instrument are entitled to enforce it.

(3) Exhibits

3.1	Certificate of Incorporation, as amended to date

3.2	By-laws, as amended to date(2)

4.1	Certificate of Designation of Series A Convertible Preferred Stock (1)

†4.2	1991 Stock Option Plan of STAAR Surgical Company(3)

†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(4)

4.4	Form of Certificate for Common Stock, par value $0.01 per share(5)

†4.5	2003 Omnibus Equity Incentive Plan, as Amended, and form of Option Grant and Stock Option Agreement(6)

10.3	Indenture of Lease dated September 1, 1993, by and between the Company and FKT Associates and First through Third Additions Thereto(7)

10.4	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates(7)

10.5	Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates(8)

10.6	Fourth Amendment to Indenture of Lease dated September 30, 2006, by and between the Company and FKT Associates(1)

10.7	Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto(9)

10.8	Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(8)

10.9	Seventh Lease Addition to Indenture of Lease dated September 30, 2006, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(1)

10.10	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC(8)

10.11	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)

10.12	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)

10.13	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)

10.14	Commercial Lease Agreement dated November 29, 2000, between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG(10)

10.15	Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex(11)

10.16	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(12)

†10.23	Stock Option Plan and Agreement for Chief Executive Officer dated November 13, 2001, between the Company and David Bailey(13)

†10.24	Stock Option Certificate dated August 9, 2001, between the Company and David Bailey(10)

†10.25	Stock Option Certificate dated January 2, 2002, between the Company and David Bailey(10)

†10.27	Amended and Restated Stock Option Certificate dated February 13, 2003, between the Company and David Bailey(10)

†10.36	Offer of Employment dated July 12, 2002, from the Company to Nick Curtis(10)

†10.37	Amendment to Offer of Employment dated February 14, 2003 from the Company to Nick Curtis(10)

†10.42	Form of Indemnification Agreement between the Company and certain officers and directors(10)

†10.47	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited CAN 006 391 928 and Philip Butler Stoney(11)

†10.48	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited CAN 006 391 928 and Robert William Mitchell(11)

10.58	Loan Agreement between Deutsche Postbank AG and Domilens GmbH dated August 30, 2005(12)

10.59	Standard Industrial/Commercial Multi Tenant Lease — Gross dated October 6, 2005, entered into between the Company and Z & M LLC(12)

10.61	Addendum No. 1 to Commercial Leases between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG related to Domilens headquarters facilities, dated as of December 13, 2005. (13)

10.63	Promissory Note between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007. (14)

10.64	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007. (14)

10.65	Share Purchase Agreement dated October 25, 2007 by and between Canon Marketing Japan Inc. and Canon Inc. as Sellers and STAAR Surgical Company as Buyer. (15)

†10.66	Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated as of November 27, 2007. (16)

†10.67	Executive Employment Agreement by and between the Company and David Bailey, dated as of November 27, 2007.(16)

10.68	Senior Promissory Note between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007. (17)

10.69	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007.(17)

†10.70	Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 31, 2008(6)

10.71	Temporary Waiver Agreement, dated April 2, 2009, by and between Broadwood Partners, L.P. and the Company.*

14.1	Code of Ethics(10)

21.1	List of Significant Subsidiaries*

23.1	Consent of BDO Seidman, LLP*

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Management contract or compensatory plan or arrangement

#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28, 2007, as filed on March 12, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed on May 23, 2006.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed on March 11, 1994.

(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed on May 1, 1998.

(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed on April 18, 2003.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2000, as filed on March 29, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004, as filed on March 30, 2005.

(11)	Incorporated by reference to the Company’s Quarterly Report, for the period ended April 2, 2004, as filed on May 12, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report for the period ended September 30, 2005, as filed on November 9, 2005.

(13)	Incorporated by reference to the Company’s Quarterly Report for the period ended March 31, 2006, as filed on May 10, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2007.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2007.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2007.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

By:	/s/ Barry G. Caldwell
Barry G. Caldwell
President and Chief Executive Officer
(principal executive officer)

Date: April 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry G. Caldwell	President, Chief Executive Officer and	April 2, 2009
Barry G. Caldwell	Director (principal executive officer)

/s/ Deborah Andrews	Chief Financial Officer (principal	April 2, 2009
Deborah Andrews	accounting and financial officer)

/s/ Don Bailey	Chairman of the Board, Director	April 2, 2009
Don Bailey

/s/ David Bailey	Director, President, International	April 2, 2009
David Bailey	Operations

/s/ Donald Duffy	Director	April 2, 2009
Donald Duffy

/s/ John C. Moore	Director	April 2, 2009
John C. Moore

/s/ David Morrison	Director	April 2, 2009
David Morrison

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2009,
December 28, 2007 and December 29, 2006

TABLE OF CONTENTS

STAAR SURGICAL COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
STAAR Surgical Company
Monrovia, California

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and Subsidiaries (“the Company”) as of January 2, 2009 and December 28, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three year period ended January 2, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STAAR Surgical Company and Subsidiaries as of January 2, 2009 and December 28, 2007, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three year period ended January 2, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows, accumulated deficit, and the adverse judgment raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully disclosed in Note 12 to the consolidated financial statements, effective December 30, 2006, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. As more fully disclosed in Note 13 to the consolidated financial statements, effective December 30, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California
April 2, 2009

STAAR SURGICAL COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
STAAR Surgical Company
Monrovia, California

We have audited STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). STAAR Surgical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, STAAR Surgical Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STAAR Surgical Company as of January 2, 2009 and December 28, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three year period ended January 2, 2009, and our report dated April 2, 2009 expressed an unqualified opinion thereon and contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO Seidman, LLP
Los Angeles, California
April 2, 2009

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 2, 2009 and December 28, 2007

	2008	2007
	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,992	$10,895
Short-term investments — restricted	179	150
Accounts receivable trade, net	8,422	6,898
Inventories	16,668	12,741
Prepaids, deposits and other current assets	2,009	1,610
Total current assets	32,270	32,294
Property, plant and equipment, net	5,974	5,772
Intangible assets, net	5,611	3,959
Goodwill	7,538	7,534
Advance payment for acquisition of Canon Staar (Note 2)	—	4,000
Other assets	1,189	620
Total assets	$52,582	$54,179
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,200	$—
Accounts payable	6,626	4,823
Deferred income taxes — current	282	102
Obligations under capital leases — current	989	822
Other current liabilities	11,366	5,541
Total current liabilities	21,463	11,288
Notes payable — long-term, net of discount	4,414	4,166
Obligations under capital leases — long-term	1,335	1,311
Deferred income taxes — long-term	897	570
Other long-term liabilities	1,678	619
Total liabilities	29,787	17,954
Commitments, contingencies and subsequent events (Notes 10, 12 and 18)
Series A redeemable convertible preferred stock $0.01 par value; 10,000 shares authorized; 1,700 and no shares issued and outstanding at January 2, 2009 and December 28, 2007 respectively. Liquidation value $6,800	6,768	—
Stockholders’ equity:
Common stock, $.01 par value; 60,000 shares authorized; issued and outstanding 29,503 and 29,488 shares	295	295
Additional paid-in capital	138,811	137,075
Accumulated other comprehensive income	2,812	1,551
Accumulated deficit	(125,891)	(102,696)
Total stockholders’ equity	16,027	36,225
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$52,582	$54,179

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 2, 2009, December 28, 2007 and December 29, 2006

	2008	2007	2006
	(In thousands,
	except per share amounts)
Net sales	$74,894	$59,363	$56,951
Cost of sales	34,787	30,097	30,801
Gross profit	40,107	29,266	26,150
Selling, general and administrative expenses:
General and administrative	15,730	12,951	10,891
Marketing and selling	27,053	23,723	22,112
Research and development	7,938	6,711	7,080
Other expenses (Notes 8 & 20)	9,773	—	(331)
Total selling, general and administrative expenses	60,494	43,385	39,752
Operating loss	(20,387)	(14,119)	(13,602)
Other (expense) income:
Equity in operations of joint venture	—	(280)	114
Interest income	160	336	293
Interest expense	(901)	(486)	(261)
Loss on foreign currency	(696)	(295)	(65)
Other (expense) income, net	152	(312)	14
Total other (expense) income, net	(1,285)	(1,037)	95
Loss before provision for income taxes	(21,672)	(15,156)	(13,507)
Provision for income taxes	1,523	843	1,537
Net loss	$(23,195)	$(15,999)	$(15,044)
Loss per share:
Basic and diluted	$(0.79)	$(0.57)	$(0.60)
Weighted average shares outstanding
Basic and diluted	29,474	28,121	25,227

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Years Ended January 2, 2009, December 28, 2007, and December 29, 2006

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Notes Receivable	Total
	(In thousands)
Balance, at December 30, 2005	24,819	$248	$112,434	$146	$(71,653)	$(809)	$40,366
Comprehensive loss:
Net loss	—	—	—	—	(15,044)	—	(15,044)
Foreign currency translation adjustment	—	—	—	743	—	—	743
Total comprehensive loss							(14,301)
Common stock issued upon exercise of options	753	8	2,882	—	—	—	2,890
Stock-based consultant expense	—	—	1,996	—	—	—	1,996
Restricted stock grants	46	—	—	—	—	—	—
Proceeds from notes receivable, net	—	—	—	—	—	1,181	1,181
Accrued interest on notes receivable	—	—	—	—	—	(41)	(41)
Notes receivable reserve reversal	—	—	—	—	—	(331)	(331)
Balance, at December 29, 2006	25,618	256	117,312	889	(86,697)	—	31,760
Net loss	—	—	—	—	(15,999)	—	(15,999)
Foreign currency translation adjustment	—	—	—	1033	—	—	1,033
Adoption of SFAS No. 158	—	—	—	(371)	—	—	(371)
Total comprehensive loss							(15,337)
Common stock issued upon exercise of options	163	2	582	—	—	—	584
Restricted stock cancelled	(9)	—	—	—	—	—	—
Issuance of warrant - Broadwood	—	—	842	—	—	—	842
Common stock issued as payment for services	47	—	125	—	—	—	125
Net proceeds from public offering	3,600	36	16,577	—	—	—	16,613
Stock-based compensation	—	—	1,637	—	—	—	1,637
Restricted stock grants	69	1	—	—	—	—	1
Balance, at December 28, 2007	29,488	295	137,075	1,551	(102,696)	—	36,225
Net loss	—	—	—	—	(23,195)	—	(23,195)
Foreign currency translation adjustment	—	—	—	1,303	—	—	1,303
Pension liability adjustment, net of tax	—	—	—	(42)	—	—	(42)
Total comprehensive loss							(21,934)
Common stock issued upon exercise of options	10	—	39	—	—	—	39
Stock-based compensation	—	—	1,712	—	—	—	1,712
Restricted stock cancelled	(2)	—	—	—	—	—	—
Preferred stock amortization	—	—	(16)	—	—	—	(16)
Unvested restricted stock	(17)	—	—	—	—	—	—
Restricted stock grants	24	—	1	—	—	—	1
Balance, at January 2, 2009	29,503	$295	$138,811	$2,812	$(125,891)	$—	$16,027

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 2, 2009, December 28, 2007 and December 29, 2006

	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,195)	$(15,999)	$(15,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,797	2,001	1,889
Amortization of intangibles	843	481	481
Impairment loss on patents	1,023	—	—
Amortization of discount	248	26	—
Deferred income taxes	238	493	179
Loss on extinguishment of debt	—	215	—
Fair value adjustment of warrant	(7)	(182)	—
Pension accounting	72	179	—
Loss on disposal of property and equipment	48	307	190
Equity in operations of joint venture	—	280	(114)
Stock-based compensation expense	1,513	1,456	1,856
Common stock issued for services	—	125	—
Notes receivable reversal	—	—	(331)
Loss on settlement of pre-existing distribution arrangement	3,850	—	—
Other	151	32	(44)
Changes in working capital, net of business acquisition:
Accounts receivable	(891)	(210)	(1,233)
Inventories	1,125	861	2,502
Prepaids, deposits and other current assets	708	330	(7)
Accounts payable	(1,870)	(637)	926
Other current liabilities	5,119	(942)	681
Net cash used in operating activities	(8,228)	(11,184)	(8,069)
Cash flows from investing activities:
Acquisition of property and equipment	(1,092)	(691)	(786)
Advance payment on acquisition of Canon Staar Joint Venture	—	(4,000)	—
Deferred acquisition costs of Canon Staar	—	(197)	—
Cash acquired in acquisition of Canon Staar, net of acquisition costs	2,215	—	—
Proceeds from the sale of property and equipment	167	72	—
Dividends received from joint venture	—	117	—
Net change in other assets	43	24	(105)
Purchase of short-term investments	(212)	—	(193)
Sale of short-term investments	—	—	43
Proceeds from notes receivable	—	—	1,181
Net cash provided by (used in) investing activities	1,121	(4,675)	140
Cash flows from financing activities:
Borrowings under notes payable	—	9,000	—
Repayment of notes payable	—	(4,000)	—
Repayment of note issued in connection with purchase minority interest in subsidiary	—	(972)	—
Borrowings under lines of credit	3,880	1,812
Repayment of lines of credit	(1,940)	(3,610)	(95)
Repayment of capital lease lines of credit	(983)	(692)	—
Proceeds from the exercise of stock options and warrants	40	584	2,890
Net proceeds from public and private sale of equity securities	—	16,613	—
Net cash provided by financing activities	997	18,735	2,795
Effect of exchange rate changes on cash and cash equivalents	207	261	184
Increase (decrease) in cash and cash equivalents	(5,903)	3,137	(4,950)
Cash and cash equivalents, at beginning of year	10,895	7,758	12,708
Cash and cash equivalents, at end of year	$4,992	$10,895	$7,758

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 28, 2007 and December 29, 2006

Note 1 — Significant Accounting Policies

Organization and Description of Business

STAAR Surgical Company and Subsidiaries (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing intraocular lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. The Company has evolved to become a developer, manufacturer and global distributor of products used by ophthalmologists and other eye care professionals to improve or correct vision in patients with cataracts, refractive conditions and glaucoma. Products sold by the Company for use in restoring vision adversely affected by cataracts include its line of silicone and Collamer IOLs, the Preloaded Injector (a three-piece silicone IOL preloaded into a single-use disposable injector), STAARVISC® II, a viscoelastic material, and Cruise Control, a disposable filter which allows for a faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment. Products sold by the Company for use in correcting refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism include the Visian TM ICL (“ICL”) and the Visian TM TICL (“TICL”). The Company’s AquaFlow TM Collagen Glaucoma Drainage Device is surgically implanted in the outer tissues of the eye to maintain a space that allows increased drainage of intraocular fluid thereby reducing intraocular pressure, which otherwise may lead to deterioration of vision in patients with glaucoma. The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

As of January 2, 2009, the Company’s significant subsidiaries consisted of STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide, including Collamer IOLs, the ICL and the AquaFlow device, Domilens GmbH, an indirect wholly owned subsidiary, which distributes both STAAR products and products from other ophthalmic manufacturers in Germany, and STAAR Japan, a wholly owned subsidiary that was acquired in fiscal year 2008 that designs, manufactures and sells IOLs and injectors systems which are sold as integrated preloaded Injectors (See Note 2).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For several years STAAR has incurred significant losses, has not generated sufficient cash to sustain its operations, and has relied on financing activity to supplement cash from operations.  As of January 2, 2009, STAAR had approximately $5 million of cash and cash equivalents.  STAAR’s likely cash requirements rose considerably on March 2, 2009, when an adverse verdict against STAAR in Parallax Medical Systems, Inc. (“Parallax”) v. STAAR Surgical Company, a case originally filed on September 21, 2007, resulted in an award against STAAR of approximately $2.2 million in actual damages and $2.7 million in punitive damages.  The $4.9 million judgment appears as “Other expenses” in total selling, general and administrative expenses in the consolidated statements of operations for the year ended January 2, 2009 and in “other current liabilities” on the consolidated balance sheets as of the year then ended.  The Parallax verdict, along with STAAR’s history of recurring losses, negative cash flows and limited access to capital, has raised substantial doubt regarding STAAR’s ability to continue as a going concern.   The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Going Concern

STAAR believes that the Parallax case was incorrectly decided as to liability, the amount of compensatory damages and the appropriateness and amount of punitive damages.  As part of its strategy to resolve doubt about its ability to continue as a going concern, STAAR intends to vigorously contest the outcome of the Parallax case through post-trial proceedings and, if necessary, appeal, in an effort to reduce the amount of the judgment against STAAR.

STAAR also seeks to overcome this substantial doubt concerning its ability to continue as going concern by continuing to pursue its strategic operating goals for enhanced profitability and by obtaining new debt and/or equity financing.  STAAR’s strategic operating goals include the following:

•
 Improve cash flow and continue cost reduction efforts. In the latter part of 2007 and throughout 2008, STAAR implemented cost-cutting measures and began a process to closely rationalize and evaluate its spending levels, which included a targeted reduction in the U.S. workforce, streamlining the U.S. organization by reducing spending levels in all areas of the business, renegotiating or eliminating certain obligations, and eliminating all executive bonus opportunities until STAAR showed positive trends toward achieving profitability.  Through these efforts STAAR has significantly reduced its cash used in operating activities in 2008 as compared to 2007 and, if recent operating trends continue, STAAR expects to generate positive cash flows within 2009;

•
 Increase gross profit margins.  In recent periods STAAR has experienced increased sales in all products, except U.S. IOL sales.  STAAR believes that the key to achieving profitability is to increase profit margins, primarily by increasing ICL sales as a percentage of STAAR’s overall product mix.  ICLs and TICLs generally yield higher margins and continue to represent the fastest growing product line of STAAR’s business.  While the ICL and TICL are approved for sale in over 40 countries, STAAR has achieved a significant sales and market share of the refractive surgical market in a number of select countries, including in the U.S., South Korea, China, India, Spain, Germany and Latin America.  Bringing ICL and TICL to new markets, and expanding market share in existing markets, will improve STAAR’s profitability and during 2009 STAAR will focus its sales efforts on this goal;

•
 Secure key regulatory approvals.  Regulatory approval of higher margin products in significant markets can yield rapid sales growth and improve profitability.  The principal regulatory approvals pursued by STAAR at this time are the U.S. approval of the TICL and the approval of ICL and TICL in Japan. Although the timing of the regulatory approval is never certain, the Company believes approval of these products could be granted in 2009.

In addition, STAAR’s ability to overcome this substantial doubt concerning its ability to continue as a going concern depends on several factors involving certain current litigation matters.  The Parallax court has stayed the execution of judgment and collection of damages until after the completion of post-trial motions and the deadline to file notice of appeal, which is a period of approximately three months. If STAAR is unable to obtain additional capital to satisfy the judgment or post an appeal bond before the expiration of the stay, STAAR could be required to petition for protection under federal bankruptcy laws, which could further impair its financial position and liquidity. In addition, another lawsuit similar to the Parallax case, Moody v. STAAR Surgical Company, is currently scheduled for trial in the Superior Court of California, County of Orange, on May 25, 2009 and could result in further significant liability.  As of the date of this report, STAAR believes that the differences in the Moody case present uncertainties such that the outcome is neither probable nor remote and therefore, STAAR cannot estimate the amount or range of loss, if any, in the event of an unfavorable outcome.

Among the events of default in the Senior Promissory Note (“the Note”) held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.”  Because STAAR is not required to pay the Parallax judgment until the expiration of the stay 40 days after final judgment, and because the amount to be paid pursuant to the judgment will not be fixed until final judgment is rendered on or before May 22, 2009, STAAR believes that as of the date of this Report the Parallax judgment should not be deemed “unpaid” and that an event of default under the Senior Promissory Note would not have occurred. To avoid dispute over this matter and to secure the lender’s temporary waiver of remedies for an event of default during the stay of the Parallax judgment, STAAR and Broadwood entered into a Temporary Waiver Agreement on April 2, 2009.  See Notes 10 and 20.

The substantial doubt about STAAR’s ability to continue as a going concern could also affect STAAR’s relationship with its trade suppliers and their willingness to continue to conduct business with STAAR on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, the Company’s need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  The fiscal 2008 financial statements are based on a 53 week period.

Foreign Currency

The functional currency of the Company and its subsidiaries is the local currency, except for the Company’s Swiss subsidiary which is the U.S. dollar. In accordance with SFAS No. 52, Foreign Currency Translation , assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income.  During 2008, 2007 and 2006, the net foreign translation gains were $1,303,000, $1,033,000 and $743,000 respectively, and net foreign currency transaction losses, included in the consolidated statements of operations under Other (expense) income, net, were ($696,000), ($295,000) and ($65,000) respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectability is reasonably assured in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”).  The Company records revenue from non-consignment product sales when title and risk of ownership has been transferred, which is typically at shipping point, except for the STAAR Japan subsidiary, which is typically at delivery to the customer, in which STAAR Japan will defer the revenue until the product is delivered to the customer.  STAAR Japan does not have significant deferred revenues as of year ended January 2, 2009 as delivery to the customer is generally made within the same or the next date of shipment.

The Company’s products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs may be offered to surgeons and hospitals on a consignment basis.  The Company maintains title and risk of loss of consigned inventory. In accordance with SAB No. 104, the Company recognizes revenue for consignment inventory when the IOL is implanted during surgery and not upon shipment to the surgeon.

ICLs are sold only to certified surgeons who have completed requisite training. STAAR ships ICLs only for use by surgeons who have already been certified, or for use in scheduled training surgeries. As a result, STAAR mitigates the risk that the revenue it recognizes on shipment of ICLs could be reversed because of a surgeon’s failure to qualify for its use.

For all sales, the Company is considered the Principal in the transaction in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” as the Company, among other factors, bears general inventory risk, credit risk, has latitude in establishing the sales price and bears authorized sales returns inventory risk and therefore, sales are recognized gross with a corresponding cost of sales.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

The Company presents sales tax it collects from its customers on a net basis (excluded from revenues), a presentation which is prescribed as one of two methods available under EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).”

The Company has ongoing programs that, under specified conditions, allow customers to return products and, in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company records an allowance for estimated returns at the time revenue is recognized. The Company’s allowance for estimated returns considers historical trends and experience, the impact of new product launches, the entry of a competitor, product rationalization and the various terms and arrangements offered, including sales with extended credit terms.  Sales are reported net of estimated returns.  If the actual sales returns and allowances are greater than estimated by management, additional expense may be incurred.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. For example, estimates are used in determining valuation allowances for uncollectible trade receivables, obsolete inventory, deferred income taxes and tax reserves. Estimates are also used in the evaluation of asset impairment, in determining the useful life of depreciable and definite-lived intangible assets, and in calculating stock-based compensation. Actual results could differ materially from those estimates.

Segment Reporting

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS No. 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Although the Company has expanded its marketing focus beyond the IOL market to include the ICL and other surgical products markets, the ophthalmic surgery market remains its primary source of revenues and, accordingly, the Company operates as one business segment (see Note 19).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. One foreign customer accounted for approximately 10% of  the Company’s consolidated trade receivables balance as of January 2, 2009.  Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Fair Value of Financial Instruments

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the fourth quarter of fiscal 2008, the Company performed its annual impairment test using the methodology prescribed by SFAS No. 142 and determined that its goodwill was not impaired. As of January 2, 2009, the carrying value of goodwill was $7.5 million.  The change in the carrying value of goodwill as of January 2, 2009 compared to the balance in the prior year is due to the effect of foreign currency translation.

The Company also has other intangible assets consisting of various patents and licenses, customer relationships and developed technologies.  Amortization is computed on a straight-line basis over the estimated useful lives, since the pattern in which the economic benefits realized cannot be reasonably determined, which are based on legal and contractual provisions. See Note 8 for results of the Company’s impairment review pertaining to the intangible assets in which certain patents were deemed to be impaired resulting in an impairment loss of $1,023,000 for the fourth quarter and year ended January 2, 2009 included in “other expenses” as part of total selling, general and administrative expenses.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Long-Lived Assets

 In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value (See Note 8).

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

Basic and Diluted Loss Per Share

The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted number of shares outstanding. As the Company was in a loss position, potential common shares of 6.0 million, 3.6 million, and 2.6 million for the fiscal years ended January 2, 2009, December 28, 2007, and December 29, 2006, respectively, were excluded from the computation as the shares would have had an anti-dilutive effect.

Employee Defined Benefit Plans

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SFAS No. 158 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position as of January 2, 2009, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, and the expected  long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices (See Note 13).

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, FASB issued FASB Staff Position No. FAS 157-2 (As Amended) (FSP 157-2).  This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and reporting entities additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  As such the Company partially adopted SFAS No. 157 on December 29, 2007 relating to the measurement of the plan assets’ fair value and disclosures relevant to its defined benefit plans which it has made pursuant to SFAS No. 157 (See Note 13).

Stock Based Compensation

Effective December 31, 2005 (fiscal 2006), the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 30, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 30, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. Prior to the adoption of SFAS No. 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R. (See Note 14)

The Company also issues Restricted Stock which are unvested shares issued at fair market value on the date of grant, typically vest over a service period ranging between one and four years, and are subject to forfeiture until vested or the service period is achieved and the restriction is lapsed or terminated.  The stock compensation expense is generally recognized by the Company as the stock vests, based on the fair value of the stock on the vesting date and the vested number of shares less any amounts paid for the stock which is typically the par value of the shares.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Warrants

The Company accounts for the issuance of Company derivative equity instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The Company has agreed to use its best efforts to register and maintain registration of the common shares underlying certain warrants (the “Warrant Shares”) that were issued by the Company with debt instruments, so that the warrant holder may freely sell the Warrant Shares if the warrant is exercised, and the Company agreed that in any event it would secure and maintain effective registration within four months of issuance.  In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to register and maintain registration of the Warrant Shares, it does not specifically preclude cash settlement. As a result EITF 00-19 requires the Company to assume that in the absence of continuous effective registration it may be required to settle the these warrants for cash when they are exercised.  Accordingly, the Company’s agreement to register and maintain registration of the Warrant Shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The Company has issued other warrants under an agreement that expressly provides that if the Company fails satisfy continuous registration requirements the Company will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. The Company accounts for those warrants as equity because additional shares are the only form of settlement available to the holder. The Company uses the Black-Scholes option pricing model as the valuation model to estimate the fair value of those warrants.  The Company evaluates the balance sheet classification of the warrants during each reporting period.  Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the relevant warrant agreement. The risk-free rate of return for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period. Any gains or losses resulting from the changes in fair value of the warrants classified as a liability from period to period are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.

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

Comprehensive loss and its components consist of the following (in thousands):

	2008	2007	2006
Net loss	$(23,195)	$(15,999)	$(15,044)
Foreign currency translation adjustment	1,303	1,033	743
Pension Liability adjustment, net of tax	(42)	(371)	—
Comprehensive loss	$(21,934)	$(15,337)	$(14,301)

Recent Accounting Pronouncements

On December 30, 2008, FASB Staff Position (FSP) No. 132 (R) - 1 was issued and amends SFAS No. 132 (R), Employer’s Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension (DBP) or  other postretirement plan.  This FSP also includes certain requirements for non public companies’ disclosures about net periodic pension cost.  The FASB broadened the scope of this FSP to require employers to disclose information about fair value of measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157.  The FSP was in response to concerns about the lack of transparency surrounding the types of assets and associated risks in an employer’s defined benefit plan and events in the economy and markets that could have a significant effect on the value of plan assets.  This FSP applies to an employer that is subject to the disclosures requirements of SFAS 132 (R).  The objectives of the disclosures about plan assets in DBP plans include how investment allocation decisions are made, including pertinent investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentration of risk within plan assets.  The disclosure requirements of this FSP are effective for fiscal years ending after December 15, 2009, however earlier application is permitted.  The Company believes that the adoption of this FSP will not have a significant impact on its consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company believes that the adoption of FSP 142-3 will not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments and that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, including a tabular format disclosure of the fair values of derivative instruments and their gains and losses and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company believes that the adoption of SFAS 161 will not have a significant impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment” (“SAB 110”), which became effective on January 1, 2008. SAB 110 allows companies, under certain circumstances, to continue using the “simplified” method of estimating the expected term of “plain vanilla” share options discussed in SAB No. 107, “Share-Based Payment,” in accordance with SFAS 123R. Under SAB 107, the SEC staff had previously indicated that it would not expect companies to use the “simplified” method for share option grants made after December 31, 2007, however the SEC staff understands that such detailed information about employee exercise behavior may not be available by December 31, 2007 and therefore, under certain circumstances, the staff will continue to accept the use of the simplified method beyond this date. The Company adopted SAB 110 on January 1, 2008 and it did not have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 and establishes principles and requirements for (a) how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business, (b) how an acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company cannot anticipate whether the adoption of SFAS 141R will have a material impact on its results of operations and financial condition as the impact will depend on the terms and nature of any business combination the Company enters into, if any, on or after January 3, 2009.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes the standards for accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements. SFAS 160 also provides guidance on accounting for changes in a parent’s ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary. SFAS 160 requires an entity to present minority interests as a component of equity and to present consolidated net income attributable to the parent and to the noncontrolling interest separately on the face of the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company believes that the adoption of SFAS 160 will not have a significant impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any of the eligible financial assets or liabilities.

Prior Year Reclassifications

Certain reclassifications have been made to the prior financial statement information to conform with current period presentation.

Note 2 — Acquisition of STAAR Japan

On December 29, 2007 (the “Closing Date”), during STAAR’s 2008 fiscal year, STAAR acquired the remaining 50% of the shares of Canon Staar Co., Inc. (“Canon Staar”) that had been owned previously by Canon Inc. and Canon Marketing Japan Inc. (“Canon Marketing” and, collectively with Canon Inc., the “Canon companies”).  In the transaction (the “Acquisition”), STAAR obtained 100% ownership of Canon Staar, which was renamed STAAR Japan, Inc. (“STAAR Japan”) as of the acquisition date.  Prior to the Acquisition, Canon Staar was a joint venture owned 50% by STAAR and 50% by the Canon companies and operating under a Joint Venture Agreement since 1988. STAAR accounted for its investment in Canon Staar as an equity method investor.  As of the closing date of the Acquisition, STAAR Japan became a wholly owned subsidiary of STAAR, and its financial information was included in STAAR’s consolidated financial statements as of that date.  The functional currency of STAAR Japan is the local currency, the Japanese yen.  In accordance with SFAS No. 52, “Foreign Currency Translation,” for purposes of consolidation with the Company, assets and liabilities of STAAR Japan have been translated at rates of exchange in effect at the end of the period, except for the acquisition date translation of the assets acquired and liabilities assumed, which were translated using the exchange rate in effect at the closing date of the Acquisition.  Sales and expenses of STAAR Japan were translated at the weighted average of exchange rates in effect during the twelve months ended January 2, 2009.  The resulting translation gains and losses are included in accumulated other comprehensive income on the consolidated balance sheets as of January 2, 2009.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	December 29, 2007	Useful Lives (years)
Cash	$3,018
Accounts receivable	500
Inventories	4,252
Prepaid expenses and other current assets	464
Property, plant and equipment	728

Intangible assets:
Customer relationships	1,389	10
Developed technology	882	3 – 10
Patents	601	17 – 21
Total intangible assets	2,872

Deposits and other long-term assets	715
Total assets acquired	12,549

Current liabilities	(3,504)
Net pension liability	(771)
Deferred income taxes	(245)
Other long-term liabilities	(79)
Total liabilities assumed	(4,599)

Net assets acquired	7,950

Loss on settlement of pre-existing distribution arrangement	3,850
Total acquisition consideration	$11,800

Among the assets of Canon Staar acquired in the Acquisition was cash in the amount of approximately $3 million, which was reduced by $803,000 in transaction costs paid during the twelve months ended January 2, 2009. The remaining $2.2 million of net cash obtained in the acquisition is included in STAAR’s consolidated statements of cash flows under investing activities for the twelve months ended January 2, 2009.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Acquisition, STAAR also assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan covering substantially all of the permanent, full-time employees of STAAR Japan (see Note 13).  Other liabilities assumed by STAAR in the Acquisition mainly consisted of current trade payables and accrued liabilities and estimated deferred tax liabilities, representing the differences between the assigned values and the tax bases of the assets and liabilities recognized in the Acquisition (see Note 12).

In connection with the Acquisition, the material terms of the Joint Venture Agreement and other documents governing the joint venture were terminated.  This included the termination of the pre-existing distribution arrangement of Canon Staar under which Canon Marketing had the exclusive right to distribute Canon Staar’s products in Japan prior to the Acquisition.  Under the provisions of EITF Abstracts Issue No. 04-1 (EITF 04-1), “Accounting for Preexisting Relationships between the Parties to a Business Combination,” in a business combination between two parties that had a pre-existing relationship, that relationship should be evaluated to determine whether a settlement of that relationship exists.  Any such settlement requires accounting separate from the business combination.  As a result of such an assessment under EITF 04-1, STAAR Japan recorded an approximate $3.9 million loss at the close of the Acquisition, which is included in operating loss of STAAR’s consolidated statements of operations during the twelve months ended January 2, 2009.  This loss represents the portion of the consideration paid by STAAR for the Acquisition that was deemed to represent the settlement amount of the pre-existing relationship between Canon Staar and the Canon companies, in particular for the termination of the distribution arrangement that, when compared to a comparable at-market arrangement as of the closing date, was deemed unfavorable to STAAR.  The amount of the loss was determined using the discounted incremental cash flows income method from the distribution arrangement and a discount rate of 12%.

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

(In thousands, except per share amount)	Year Ended December 28, 2007
Net sales	$65,194
Net loss	$(18,368)

Loss per share – basic and diluted	$(0.65)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At the close of the Acquisition, the Canon companies and STAAR entered into a Current Employees Secondment Agreement under which Canon Marketing agreed for a term of two years to lease certain employees who had served as officers of Canon Staar to STAAR Japan to serve in the same capacities after the acquisition.  STAAR Japan is required to make monthly payments to Canon Marketing for the services provided by the seconded employees in an amount equal to the costs of the employees’ salaries and benefits (“fee”) as calculated by Canon Marketing, however, the fee may not exceed, as amended, 52 million Japanese Yen (approximately $572,000 based on the rate of exchange on January 2, 2009) per annum in the aggregate. Similarly, Canon Marketing and STAAR entered into a New Employees Secondment Agreement under which Canon Marketing agreed for a term of one year to lease to STAAR Japan certain employees who previously conducted the IOL distribution business of Canon Marketing. STAAR Japan was required to make monthly payments to the Canon companies for the services provided by the seconded employees in an amount equal to the costs of the employees’ salaries and benefits as calculated by Canon Marketing.  The fees paid to the Canon companies were approximately $1.8 million based on the average rate of exchange during the year ended January 2, 2009.  As of December 31, 2008 this Secondment Agreement expired and the sales staff covered under this agreement returned back to CMJ.

Note 3 — Short-Term Investments — Restricted

Short-term investments at January 2, 2009, consist of an original maturity four-month Certificate of Deposit at 7.5% held by our subsidiary in Australia.  The short-term investment at December 28, 2007 consisted of  a 12-month Certificate of Deposit with a 4.5% interest rate to collateralize capital leases funded under a lease line of credit with Mazuma Capital Corporation.  During the third quarter of 2008, the Mazuma capital leases were paid off and the deposit was transferred to our regular cash account.  The short-term investments are classified as held to maturity, carried at amortized cost, and approximate fair value.

Note 4 — Accounts Receivable — Trade, net

Accounts receivable consisted of the following at January 2, 2009 and December 28, 2007 (in thousands):

	2008	2007
Domestic	$1,702	$2,116
Foreign	7,566	5,466
	9,268	7,582
Less allowance for doubtful accounts and sales returns	846	684
	$8,422	$6,898

Note 5 — Inventories

Inventories consisted of the following at January 2, 2009 and December 28, 2007 (in thousands):

	2008	2007
Raw materials and purchased parts	$1,462	$914
Work in process	3,028	2,035
Finished goods	12,178	9,792
	$16,668	$12,741

Note 6 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following at January 2, 2009 and December 28, 2007 (in thousands):

	2008	2007
Prepaids and deposits	$1,703	$1,330
Other current assets	306	280
	$2,009	$1,610

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Property, Plant and Equipment

Property, plant and equipment consisted of the following at January 2, 2009 and December 28, 2007 (in thousands):

	2008	2007
Machinery and equipment	$15,078	$14,250
Furniture and fixtures	8,358	6,491
Leasehold improvements	5,419	4,998
	28,855	25,739
Less accumulated depreciation	22,881	19,967
	$5,974	$5,772

Depreciation expense for the years ended January 2, 2009, December 28, 2007, and December 29, 2006 was approximately $2.8 million, $2.0 million, and $1.9 million respectively.

Note 8 – Intangible Assets, Net

Intangible assets consisted of the following (in thousands):

	January 2, 2009			December 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,739	$(7,578)	$3,161	$11,489	$(7,530)	$3,959
Customer relationships	1,725	(172)	1,553	—	—	—
Developed technology	1,096	(199)	897	—	—	—
Total	$13,560	$(7,949)	$5,611	$11,489	$(7,530)	$3,959

During 2008, the Company acquired intangible assets through the acquisition of the remaining interest in STAAR Japan, Inc. (See Note 2). As of January 2, 2009 the gross carrying amount of the intangible assets acquired through the acquisition had increased by $696,000 as a result of changes in the exchange rate of the Japanese Yen.  Amortization is computed on the straight-line basis over the estimated useful lives of the assets, since the pattern in which the economic benefits realized cannot be reasonably determined, which are based on legal and contractual provisions, and range from 10 to 21 years for patents and licenses, 10 years for customer relationships and 3 to 10 years for developed technology.  Aggregate amortization expense for amortized other intangible assets was $843,000, $481,000 and $481,000 for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively

In performing the review of the intangible assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), the Company determined that the value and utility of certain of its patents had significantly diminished mainly due to the Company’s decision to discontinue marketing and selling certain products underlying these patents.  Therefore, due to this decision, the Company believes that the fair value of these patents is minimal and the entire $1,023,000 net carrying value of the respective patents were considered to be impaired as of fiscal year ended January 2, 2009.  As such, the Company recorded a $1,023,000 impairment loss for the fourth quarter and fiscal year ended 2008 which was included in Other expenses as part of operating loss in the consolidated statements of operations. The fair value of these patents was determined by management using a discounted net cash flows method.  The impairment adjustment also impacted the gross carrying value of the impaired patents of $1,496,000 and accumulated amortization of $473,000.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the estimated amortization expense for these assets for each of the five succeeding years (in thousands):

Fiscal Year
2009	$798
2010	698
2011	645
2012	558
2013	544
Thereafter	2,368
Total	$5,611

Note 9 — Other Current Liabilities

Other current liabilities consisted of the following at January 2, 2009 and December 28, 2007 (in thousands):

	2008	2007
Accrued salaries and wages	$2,467	$1,910
Commissions due to outside sales representatives	395	544
Accrued audit expenses	413	542
Customer credit balances	546	516
Accrued income taxes	486	363
Accrued legal	383	141
Accrued insurance	380	334
Accrued legal judgment (Note 15)	4,900	—
Other*	1,396	1,191
	$11,366	$5,541

*No item in “Other” above exceeds 5% of total other current liabilities.

Note 10 — Notes Payable

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As additional consideration for the loan, STAAR also entered into a Warrant Agreement (the “March 2007 Warrant Agreement”) with Broadwood granting the right to purchase up to 70,000 shares of STAAR’s Common Stock at an exercise price of $6.00 per share, exercisable for a period of six years, with additional warrants issuable to Broadwood if the March 2007 Note remained outstanding beginning June 30, 2007. Due to the repayment of the March 2007 Note on June 27, 2007, no additional warrants are issuable to Broadwood by STAAR. The warrant agreement also provides that STAAR will register the shares underlying the warrant agreement for resale with the SEC by a specified date and maintain registration.  The warrants were registered with the SEC on March 19, 2008, with an effective date of May 1, 2008.  Accordingly, in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the warrant is accounted for as a liability because the Company is required to assume that a warrant exercised if registration requirements have not been satisfied may be settled in cash.  The warrant liability must be revalued at each reporting period with changes in fair value being reflected in the consolidated statements of operations. STAAR used the Black-Scholes valuation model to estimate the warrant’s fair value as of and subsequent to the issuance date. As of March 21, 2007 the fair value of the warrant liability approximated $250,000 with the residual amount of the total $4 million in proceeds, or $3.75 million being allocated to the March 2007 Note. The $250,000 was treated as an additional discount on the loan and the unamortized balance of $215,000 was written off and included in other expenses, net, when the loan was paid off in June 2007. The fair value of the warrant as of January 2, 2009 and December 28, 2007 approximated $61,000 and  $68,000 respectively.  The change in fair value of ($7,000) and  $182,000 for the year-ended January 2, 2009 and December 28, 2007 was recorded in other income and expense.

The fair value of the warrant was estimated on March 21, 2007 (issuance date), December 28, 2007 and January 2, 2009 using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the agreement. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period.

	As of March 21, 2007	As of December 28, 2007	As of January 2, 2009
Expected dividends	0%	0%	0%
Expected volatility	73.3%	62.5%	73.5%
Risk-free rate	4.45%	3.77%	1.72%
Remaining life (in years)	6.0	5.25	4.25

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”) pursuant to a Senior Promissory Note (the “Note”) between the Company and Broadwood. The borrowed funds were used to finance the cash consideration and related transaction costs in the Company’s purchase of the remaining interests of the Canon companies in its Canon Staar Co., Inc. joint venture. The Note has a term of three years and bears interest at a rate of 7% per annum. The Note is not secured by any collateral, may be pre-paid by the Company at any time without penalty, and is not subject to covenants based on financial performance or financial condition (except for insolvency, as defined in the agreement).  The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood.

Based on representations made by Broadwood in the Promissory Note, on the date of the transaction, Broadwood beneficially owned 4,396,231 shares of the Company’s common stock, comprising 15% of the Company’s common stock as of December 14, 2007.  Based on publicly available information filed by Broadwood, Neal Bradsher, President of Broadwood Partners, L.P., may have been deemed to beneficially own all of the 4,396,231 shares.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As additional consideration for the loan, the Company also entered into a Warrant Agreement (the “December 2007 Warrant Agreement”) with Broadwood granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The December 2007 Note also provides that if the Company has an indebtedness outstanding on June 29, 2009, it will issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding.  The December 2007 Warrant Agreement also provides that the Company will register the underlying shares of the warrants covering the resale of the warrant shares with the SEC within 150 days of issuance of the warrants and maintain effective registration and if not registered by the specified date, the Company is only obligated to issue additional 30,000 warrants per month for each month that the Company remains non compliant with the registration requirement through the term of the warrants.  On April 22, 2008, the Company registered these warrants with the SEC however the Company must maintain the registration of these warrants so long as they remain outstanding (as of January 2, 2009, approximately 1,800,000 maximum warrants may be issued if registration requirements are not maintained.)  The December 2007 warrant has been accounted for as an equity instrument in accordance with the provisions of EITF 00-19. Additionally, in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the total $5 million proceeds were allocated to the December 2007 Warrant and Note based on their relative fair values, approximating $842,000 and $4.2 million on the issuance date, respectively. The $842,000 was treated as an additional discount on the loan and will be amortized using the effective interest method over the life of the loan (which approximates an effective interest rate of 14% per annum).  During the year ended January 2, 2009, approximately $248,000 was amortized and included in interest expense. The Company believes that it is not probable that it will issue any additional warrants related to the aforementioned stock registration requirements and therefore no contingent liability is accrued as of January 2, 2009 and as of December 28, 2007.

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

Capital Lease Agreements

The Company’s lease agreement with Farnam Street Financial, Inc., as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a three-year term. Under the agreement, the Company has the option to purchase any item of the leased property, at the end of the respective items lease terms, at a mutually agreed fair value. On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provides for additional purchases of $800,000 during the next fiscal year. The terms of this new schedule conform to the amended agreement dated October 9, 2006. Approximately $250,000 in borrowings were available under this facility as of January 2, 2009.

The Company’s lease agreement with Mazuma Capital Corporation, as amended on August 16, 2006, provides for purchases of up to $301,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and have a two-year term. The Company was required to open a certificate of deposit as collateral in STAAR Surgical Company’s name at the underwriting bank for 50% of the assets funded by Mazuma. As of December 28, 2007, the Company had a certificate of deposit for approximately $150,000 recorded as “short-term investment —  restricted” with a 12-month term at a fixed interest rate of 4.5%. During the third quarter of 2008 the Mazuma capital leases were paid off and the certificate of deposit was closed.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lines of Credit

The Company’s German subsidiary, Domilens, entered into a credit agreement on August 30, 2005. The renewed credit agreement provides for borrowings of up to 100,000 EUR ($140,000 at the rate of exchange on January 2, 2009), at a rate of 8.5% per annum and does not have a termination date. The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not secured. There were no borrowings outstanding as of January 2, 2009 and December 28, 2007 and the full amount of the line was available for borrowing as of January 2, 2009.

The Company’s Japanese subsidiary, STAAR Japan, has an agreement with Mizuho Bank providing borrowings of up to 400,000,000 Japanese Yen (approximately $4.4 million based on the rate of exchange on January 2, 2009), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.675% fixed as of January 2, 2009) and terminates on April 20, 2009, but may be renewed annually.  The credit facility is not collateralized.  As of January 2, 2009 the Company had 200,000,000 Japanese Yen outstanding on the line of credit (approximately $2.2 million based on the rate of exchange on January 2, 2009).

Covenant Compliance

As fully discussed in Note 20, on March 2, 2009, a verdict was rendered in the case of Parallax Medical Systems, Inc. v. STAAR Surgical Company whereby a jury awarded Parallax approximately $4.9 million, comprising of $2.2 million in actual damages and $2.7 million in punitive damages. Among the events of default in the Senior Promissory Note (“the Note”) held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.”  Because STAAR is not required to pay the Parallax judgment until the expiration of the stay 40 days after final judgment, and because the amount to be paid pursuant to the judgment will not be fixed until final judgment is rendered on or before May 22, 2009, STAAR believes that as of the date of this Report the Parallax judgment should not be deemed “unpaid” and that an event of default under the Senior Promissory Note would not have occurred. To avoid dispute over this matter and to secure the lender’s temporary waiver of remedies for an event of default during the stay of the Parallax judgment, STAAR and Broadwood entered into a Temporary Waiver Agreement on April 2, 2009.  The Temporary Waiver Agreement provides that any event of default under the Note that occurs or may be deemed to have occurred as a result of the Parallax judgment will be waived for the shorter of the duration of the stay period and July 6, 2009.  At the expiration of the stay, if the Parallax judgment has been satisfied any such default will be cured and the interest rate will go back to 7%.  If the Parallax judgment is not satisfied, but STAAR secures an additional stay pending appeal, any such default will be deemed partially cured and the Note will not be subject to acceleration; however, interest under the Note will rise to the default rate of a maximum 20%, an increase of $650,000 per year in interest expense unless and until the Parallax judgment is satisfied and any other pending and undecided material litigation is resolved.  As consideration for Temporary Waiver Agreement, STAAR will amend the Note to grant to Broadwood a security interest in all of STAAR’s assets to secure STAAR’s obligations under the Senior Note.  The foregoing summary of the Temporary Waiver Agreement is qualified in its entirety by reference to the complete text of that agreement, a copy of which is attached to this Report as Exhibit 10.71.

The Company was in compliance with the covenants of the other remaining credit facilities as of January 2, 2009.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 12 — Income Taxes

The provision for income taxes consists of the following (in thousands):

	2008	2007	2006
Current tax provision:
U.S. federal	$—	$—	$—
State	8	6	17
Foreign	1,277	344	1,341
Total current provision	1,285	350	1,358
Deferred tax provision:
U.S. federal and state	—	—	—
Foreign	238	493	179
Total deferred provision	238	493	179
Provision for income taxes	$1,523	$843	$1,537

As of January 2, 2009, the Company had $119.5 million of U.S. federal net operating loss carryforwards available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts between 2020 and 2028.

The Company had accrued income taxes payable of $486,000 and $363,000 at January 2, 2009 and December 28, 2007, respectively primarily due to taxes payable for foreign jurisdictions.  Included in the Company’s 2006 foreign tax provision is approximately $700,000 in additional taxes that was assessed by the German Ministry of Finance pursuant to the Domilens Investigation of which $465,000 was reversed in 2007 following a final assessment.

The provision (benefit) for income before taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (amounts in thousands):

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2008		2007		2006
Computed provision for taxes based on income at statutory rate	34.0%	$(7,368)	34.0%	$(5,153)	34.0%	$(4,592)
Increase (decrease) in taxes resulting from:
Permanent differences	(0.2)	37	(0.3)	46	(1.6)	210
State taxes, net of federal income tax benefit	—	5	—	4	(0.1)	11
Tax effect attributed to foreign operations	(7.6)	1,645	3.3	(502)	(5.4)	733
Previous write-down of investment in foreign subsidiary	(2.4)	515	—	—	—	—
Foreign earnings previously considered permanently reinvested	(28.4)	6,163	(12.4)	1,883	—	—
Foreign dividend withholding	(2.7)	591	(3.8)	570	—	—
Other	—	(2)	(0.5)	67	—	—
Valuation allowance	0.3	(63)	(25.9)	3,928	(38.3)	5,175
Effective tax provision (benefit) rate	(7.0)%	$1,523	(5.6)%	$843	(11.4)%	$1,537

Included in the state tax provision is an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $1,583,000, $372,000 and $1,256,000 for 2008, 2007 and 2006, respectively. This results in a total state tax provision of $8,000, $6,000 and $17,000 for fiscal years ended 2008, 2007 and 2006, respectively.

During the year ended December 28, 2007, the Company decided to adopt a plan to repatriate earnings from certain foreign subsidiaries commencing during the 2008 fiscal year.  These repatriated earnings were not expected to exceed $11.4 million at that time.  As of January 2, 2009, all earnings from its subsidiaries are no longer considered to be permanently reinvested.  Thus, the Company has provided withholding and U.S. taxes on the entire amount of unremitted foreign earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of January 2, 2009 and December 28, 2007 are as follows (in thousands):

	2008	2007
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and sales returns	$125	$77
Inventories	600	881
Accrued vacation	316	260
Pension plan	—	121
Other	(90)	25
State taxes	3	3
Accrued legal judgment and other accrued expenses	2,091	—
Valuation allowance	(3,327)	(1,469)
Total current deferred tax liabilities	$(282)	$(102)
Non-current deferred tax assets (liabilities):
Net operating loss carryforwards	49,669	43,795
Stock-based payments	1,574	1,098
Business, foreign and AMT credit carryforwards	1,293	801
Capitalized R&D	639	527
Reserve for restructuring costs	—	347
Contributions	162	164
Pensions	523	—
Depreciation and amortization	(357)	(51)
Foreign tax withholding	(1,251)	(377)
Foreign earnings not permanently reinvested	(8,663)	(2,924)
Other	(105)	—
Valuation allowance	(44,381)	(43,950)
Total non-current deferred tax liabilities	$(897)	$(570)

SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Cumulative losses weigh heavily in the assessment of the need for a valuation allowance.  Due to the Company’s recent history of losses, the valuation allowance fully offsets the value of U.S. deferred tax assets on the Company’s balance sheet as of January 2, 2009. Further, under Federal Tax Law Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended January 2, 2009, STAAR Japan incurred losses resulting in additional net operating loss carryforwards available to offset against future taxable income of this subsidiary.  As discussed in Note 2, at the time of the Acquisition, a net deferred tax liability was recorded representing the difference between the assigned values and the tax bases of the assets and liabilities recognized in the Acquisition, mainly due to the newly recognized intangible assets and the step-up in the inventory value, both recognized for book but not for tax.  As a result of the losses generated by STAAR Japan in 2008 which generated a deferred tax asset in excess of the net deferred tax liability remaining from the Acquisition, STAAR Japan recorded a current tax benefit of $268,000 in 2008 to the extent of that net deferred tax liability.  The remaining excess deferred tax assets generated in 2008 were offset with a full valuation allowance as it is more likely than not that STAAR Japan will not realize the remaining net deferred tax assets.

Effective December 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of Statement of Financial Accounting Standards No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company classifies any interest and penalties related to income taxes assessed by a jurisdiction as part of income tax expense.  The Company did not incur significant interest and penalties during 2008.  The adoption of FIN 48 did not have a material impact on the Company’s Consolidated Financial Statements.

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2005 – 2007
California	2004 – 2007
Germany	2005 – 2007
Switzerland	2007
Japan	2005 – 2007

Loss before provision for income taxes is as follows (in thousands):

	2008	2007	2006
Domestic	$(19,552)	$(17,418)	$(15,824)
Foreign	(2,120)	2,262	2,317
	$(21,672)	$(15,156)	$(13,507)

Note 13 – Employee Benefit Plans

Adoptions of SFAS No. 158:

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with SFAS No. 158, the Company recorded a corresponding reduction of $371,000 net of tax, to the December 28, 2007 balance of accumulated other comprehensive income.

The incremental effect of applying SFAS No. 158 is as follows:

(in thousands)	Before adoption of FAS 158	Adjustments	After adoption of FAS 158
Deferred income taxes – long term	$(691)	$121	$(570)
Other long-term liabilities	(69)	(550)	(619)
Total liabilities	(17,525)	(429)	(17,954)
Accumulated other comprehensive income	(1,922)	371	(1,551)
Accumulated deficit	102,638	58	102,696
Total stockholders’ equity	(36,654)	429	(36,225)
Total liabilities and stockholders’ equity	(54,179)	—	(54,179)

Defined Benefit Plan-Switzerland

In Switzerland employers are required to provide a minimum pension plan for their staff.  The Swiss Plan is financed by contributions of both the employees and employer. The amount of the contributions is defined by the plan regulations and cannot be decreased without amending the plan regulations. It is required that the employer pay at least as much as the employees.

The funded status of the benefit plan at January 2, 2009 and December 28,2007 are as follows:

	2008	2007
Change in Projected Benefit Obligation:
Projected Benefit obligation, beginning of period	$2,960	$—
Service cost	265	60
Interest cost	114	26
Participant contributions	232	46
Benefits (paid) deposited	(359)	19
Vested benefit deposit (initial assessment, including foreign currency impact)	—	2,809
Actuarial (gain) / loss on obligation	(191)	—
Projected Benefit obligation, end of period	$3,021	$2,960
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$2,410	$—
Actual return on plan assets (including foreign currency impact)	(190)	(416)
Employer contributions	232	46
Participant contributions	232	46
Benefits (paid) deposited	(359)	19
Vested benefit deposit (initial assessment)	—	2,715
Plan assets at fair value, end of period	$2,325	$2,410
Net Amount Recognized in Consolidated Balance Sheets
Funded status (underfunded), end of year	$(696)	$(550)
Other long term liabilities	$(696)	$(550)
Amount Recognized in Accumulated Other Comprehensive Loss, net of tax
Actuarial loss on plan assets	$(582)	$(371)
Actuarial gain on benefit obligation	75	—
Actuarial loss recognized in current year	19	—
Accumulated other comprehensive loss	$(488)	$(371)
Accumulated benefit obligation at end of year	$(2,743)	$(2,688)

The underfunded balance of $696,000 and $550,000 was included in Other long-term liabilities on the consolidated balance sheets as of January 2, 2009 and December 28, 2007, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net periodic pension cost associated with the Swiss Plan in the years ended January 2, 2009 and December 28, 2007 include the following components (in thousands):

	2008	2007
Service Cost	$265	$60
Interest Cost	114	26
Expected return on plan assets	(111)	(31)
Actuarial loss recognized in current year	24	—
Net periodic pension cost	$292	$55

Changes in other comprehensive loss (net of tax) associated with the Swiss Plan in the year ended January 2, 2009 and December 28, 2007 include the following components (in thousands):

	2008	2007
Actuarial loss of current year	$(136)	$(371)
Actuarial loss recorded in current year	19	—
Change in other comprehensive loss	$(117)	$(371)

The amount in accumulated other comprehensive loss as of January 2, 2009 that is expected to be recognized as a component of the net periodic pension costs in the subsequent year is $33,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on January 2, 2009 and December 28, 2007 using the following assumptions:

	2008	2007
Discount rate	3.25%	3.75%
Salary increases	2.00%	2.00%
Expected return on plan assets	3.50%	4.50%
Expected average remaining working lives in years	9.90	9.90

The discount rates of 3.25% and 3.75%  for the period ending January 2, 2009 and December 28, 2007 respectively, are based on an assumed pension benefit maturity of 10 to 15 years. The rate was estimated using the rate of return for high quality Swiss corporate bonds that mature in eight years. This maturity was used as there are significant numbers of high quality Swiss bonds, but very few bonds issued with maturities with longer lives. As of January 2, 2009 and December 28, 2007, the rate for high quality Swiss corporate bonds was 3.17% ,and 3.45% respectively. In order to determine an appropriate discount rate, the eight year rate of return was then extrapolated along the yield curve of Swiss government bonds.

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

Plan assets categories in the Swiss Plan are comprised of the following:

	2008	2007
Bonds & Loans	70%	79%
Real Estate (including real estate funds)	25%	14%
Equity securities	3%	6%
Liquid assets	2%	1%
	100%	100%

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with SFAS 157 the assets above are measured at fair value and are categorized into three different class levels.  Level 1 assets are those whose value is based on quoted prices in active markets.  Level 2 assets are those whose values are based on direct or indirect observable markets for similar assets.  Level 3 assets are those whose values are unobservable.  Level 1assets in the Swiss Plan include bonds (61%), equity (3%) and liquid assets (2%).  Level 2 assets are comprised of mortgages (11%) and loans (9%).  Level 3 assets are mainly real estate assets (14%).

The Company has contracted with the Allianz Suisse Life Insurance Company’s BVG Collective Foundation to manage the Swiss Plan.  The investment strategy is determined by the Swiss insurance company and applies to all members of the collective foundation.

In fiscal 2009, the Company expects to make cash contributions totaling approximately $232,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Fiscal Year
2009	$45
2010	53
2011	61
2012	69
2013	78
2014 - 2018	530

Defined Benefit Plan-Japan

As a result of the purchase of the remaining interest in Canon STAAR at the beginning of fiscal year 2008 (see Note 2), renamed STAAR Japan, the Company assumed the noncontributory defined benefit plan (“Japan Plan”) that covers substantially all of STAAR Japan’s employees.  Benefits under the Japan Plan are primarily based on the combination of years of service and compensation.  The mandatory retirement age limit is 60 years old.  The Company makes annual contributions to the Japan Plan equal to the maximum amount that can be deducted for income tax purposes.

The funded status of the benefit plan at January 2, 2009 is  as follows:

2008
Change in Projected Benefit Obligation:
Projected Benefit obligation, beginning of period	$1,247
Service cost	156
Interest cost	27
Actuarial Gain	(76)
Benefits paid	(151)
Foreign Exchange Adjustment	297
Projected Benefit obligation, end of period	$1,500
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$476
Actual return on plan assets	1
Employer contributions	69
Benefits paid	(82)
Foreign Exchange Adjustment	114
Plan assets at fair value, end of period	$578
Net Amount Recognized in Consolidated Balance Sheets
Funded status (underfunded), end of year	$(922)
Other long term liabilities	$(922)
Amount Recognized in Accumulated Other Comprehensive Income
Transition Obligation	$24
Actuarial gain	51
Accumulated Other Comprehensive Income	$75
Accumulated benefit obligation at end of year	$(1,035)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The underfunded balance of $922,000 was included in Other long-term liabilities on the consolidated balance sheet as of January 2, 2009.

Net periodic pension cost associated with the Japan Plan in the year ended January 2, 2009 includes the following components (in thousands):

2008
Service Cost	$156
Interest Cost	27
Expected return on plan assets	(11)
Net amortization of transition obligation	10
Net periodic pension cost	$182

Changes in other comprehensive income associated with the Japan Plan in the year ended January 2, 2009 include the following components (in thousands):

2008
Amortization of transitional obligation	$24
Net Actuarial gain of current year	65
Actuarial gain recorded in current year	(14)
Change in other comprehensive income	$75

The amount in accumulated other comprehensive income as of January 2, 2009 that is expected to be recognized as a component of the net periodic pension costs in the subsequent year is $7,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated on January 2, 2009 using the following assumptions:

2008
Discount rate	2.00%
Salary increases	2.00%
Expected return on plan assets	2.00%
Expected average remaining working lives in years	20.26

The discount rate of 2.00% for the period ending January 2, 2009 is based on the government bond rate with a term of 20 years.

The salary increase average rate of 2% was based on the Company’s best assessment for on-going increases over time.

The expected long-term rate of return on plan assets is based on the defined yields related to the life insurance general account, which makes up the major part of the plan asset categories.  These assumptions take into consideration historical long-term rates of return for relevant asset categories.

Plan assets’ categories in the Japan Plan are comprised of the following:

2008
Equity	19%
Debt instruments	55%
Loans receivable	16%
Real Estate	4%
Other	6%
100%

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with SFAS 157 the assets above are measured at fair value and are categorized into three different class levels.  Level 1 assets are those whose value is based on quoted prices in active markets.  Level 2 assets are those whose values are based on direct or indirect observable markets for similar assets.  Level 3 assets are those whose values are unobservable.  Level 1 assets are comprised of equity (19%) and debt instruments (55%).  Level 2 assets are comprised mainly of real estate assets (4%).  Level 3 assets are loan receivables (16%) and other assets (6%).

The Company has contracted with Dai-ichi Mutual Life Insurance Company to manage the Japan Plan.  The investment strategy is determined by the insurance company.

In fiscal 2009, the Company expects to make cash contributions totaling approximately $77,000 to the Japan Plan.

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Fiscal Year
2009	$12
2010	14
2011	15
2012	76
2013	17
2014 - 2018	166

Defined Contribution Plan

The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in North America. During the fiscal year ended January 2, 2009, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to the $15,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company makes a contribution of 50% of the employee’s contribution up to the first 2% of the employee’s compensation, and 25% of the next 4% of compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.  During the years ended January 2, 2009, December 28, 2007 and December 29, 2006, the Company made contributions, net of forfeitures, of $125,000, $132,000 and $122,000, respectively, to the 401(k) Plan.

Note 14 — Stockholders’ Equity

Common Stock

During fiscal year 2008, the Company issued 137,821 shares of restricted stock to an executive and two board members in consideration for services rendered to the Company.  As of January 2, 2009, 23,772 of the restricted shares were vested.

During 2007, the Company completed a public offering with institutional investors of 3,600,000 shares of the Company’s common stock, for net proceeds of $16.6 million. Also during fiscal 2007, the Company issued 69,151 shares of restricted stock to certain employees and a director and 47,000 shares of common stock to an employee in consideration for services rendered to the Company. Stock compensation expense of $125,000 was recorded during fiscal 2007 as a result of the issuance of common stock. As of January 2, 2009, 65,817 of the restricted shares were vested.

During fiscal year 2006, the Company issued 47,264 shares of restricted stock to certain employees and a consultant in consideration for future services to the Company.  As of January 2, 2009, 21,303 of the shares vested and 11,895 shares were forfeited.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During fiscal year 2005, the Company issued 13,000 shares to consultants for services rendered to the Company. Also during 2005, the Company completed a private placement with institutional investors of 4,100,000 shares of the Company’s common stock, for net proceeds of $13.4 million. Also during 2005, the Company issued 6,117 shares of restricted stock to certain employees and a consultant in consideration for future services to the Company. As of January 2, 2009, 5,426 of the shares vested and 691 shares were forfeited.

Restricted shares are issued at fair market value on the date of grant, vest over a period of three or four years, and are subject to forfeiture until vested or the service period is achieved and the restriction is lapsed or terminated.  Prior to 2006, the cost of the restricted stock was recorded as deferred equity compensation in Additional Paid-in Capital and amortized over the vesting period.  Beginning in 2006, the amortization is included in stock-based compensation.

Share-Based Payments

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised) Share Based Payment , (“SFAS 123R”) effective December 31, 2005 (fiscal 2006). The Company previously applied APB Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion”) in accounting for stock option plans and in accordance with the Opinion, no compensation cost has been recognized for employee option grants for these plans in the prior period financial statements because there was no difference between the exercise price and the market price on the date of grant. The Company has elected to apply the Modified Prospective Application (“MPA”) in its implementation of SFAS No. 123R and its subsequent amendments and clarifications. Under this method, the Company has recognized stock based compensation expense only for awards newly made or modified on or after the effective date and for the portion of the outstanding awards for which requisite service will be performed on or after the effective date. Expenses for awards previously granted and earned have not been restated.

As of January 2, 2009, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
SFAS 123R expense	$1,198	$1,350	$1,634
Restricted stock expense	256	92	91
Consultant compensation	59	14	116
Total	$1,513	$1,456	$1,841

There was no net income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance (see Note 12).  In addition, the Company capitalized $199,000, $181,000 and $155,000 of SFAS No. 123R compensation to inventory for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively, and recognizes those amounts as expense in Cost of Sales as the inventory is sold.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. Each year the number of shares reserved for issuance under the 2003 Plan has been increased as necessary to provide that 2% of the total shares of common stock outstanding on the immediately preceding December 31 would be reserved for issuance, up to a maximum of 1,586,371 additional shares, and a maximum total of 6,500,000 shares reserved under the 2003 Plan and all of the Restated Plans incorporated in it. The 6,500,000 maximum shares were reached on January 1, 2007, of which approximately 735,000 are available to be issued as incentives to employees without stockholder approval as of January 2, 2009. Shares subject to grants under the 2003 Omnibus Plan that lapse or terminate in accordance with their terms become available for new grants under the 2003 Omnibus Plan. As of January 2, 2009, approximately 735,000 shares were authorized and available for grants under the 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options and restricted stock. Options under the plan are granted at fair market value on the date of grant, become exercisable generally over a three- or four-year service period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. Pursuant to the plan, options for 2,639,000 shares were outstanding at January 2, 2009 with exercise prices ranging between $1.56 and $10.60 per share. There were 131,450 shares of restricted stock outstanding at January 2, 2009.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase common stock or awards of common stock. The options under the plan were granted at fair market value on the date of grant, are exercisable at any time as they vested over a three-year period from the date of grant, and expire 10 years from the date of grant.  Pursuant to this plan, options for 500,000 were outstanding at January 2, 2009, with an exercise price of $11.125.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the plan. During fiscal year 2001, pursuant to Article IV of the plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 348,000 were outstanding at January 2, 2009 with exercise prices ranging between $3.35 and $13.625 per share.  No further awards may be made under this plan.

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock. Generally, options under the plan were granted at fair market value at the date of the grant, become exercisable on the date of grant and expire 10 years from the date of grant. Pursuant to this plan, options for 45,000 shares were outstanding at January 2, 2009 with an exercise price of $1.70 per share.  No further awards may be made under this plan.

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan were granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 60,000 shares were outstanding at January 2, 2009 with exercise prices ranging from $9.56 to $10.18 per share.  No further awards may be made under this plan.

During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 55,000 shares were outstanding at January 2, 2009 with exercise prices ranging between $9.375 and $10.63.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the fiscal year ended January 2, 2009, an outside consultant exercised 10,000 options from the 2003 Plan at an exercise price of $3.95 per option resulting in net cash proceeds to the Company totaling $39,500.

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

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Expected dividend yield	0%	0%	0%
Expected volatility	62%	69%	73%
Risk-free interest rate	2.87%	4.52%	4.17%
Expected term (in years)	5.5	5.41&5.5	5.2&7

A summary of option activity under the Plans as of January 2, 2009 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 28, 2007	3,717	$6.70
Granted	680	2.52
Exercised	(10)	3.95
Forfeited or expired	(740)	6.71
Outstanding at January 2, 2009	3,647	$5.92	5.90	$112
Exercisable at January 2, 2009	2,555	$6.90	4.72	$33

The weighted-average grant-date fair value of options granted during the fiscal years ended January 2, 2009, December 28, 2007, and December 29, 2006 was $1.45, $2.94 and $4.96 per option respectively.  The total fair value of options vested during fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $1,716,000, $1,606,000 and $1,725,000, respectively. The total intrinsic value of options exercised during the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $13,000, $296,000 and $2,988,000, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the Company’s non-vested shares as of January 2, 2009 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at December 28, 2007	1,055	$5.18
Granted	680	1.45
Vested	(552)	3.11
Forfeited	(91)	2.96
Nonvested at January 2, 2009	1,092	$2.25

As of January 2, 2009, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.23 years.

The following table summarizes information about stock options outstanding and exercisable at January 2, 2009 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding at January 2, 2009	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at January 2, 2009	Weighted-Average Exercise Price
$ 1.56 to $ 2.30	469	8.5 years	$2.17	53	$1.79
$ 2.45 to $ 3.61	320	8.0 years	$2.95	65	$3.22
$ 3.70 to $ 5.39	1,386	6.7 years	$4.33	1,077	$4.17
$ 5.62 to $8.12	671	6.3 years	$7.26	567	$7.28
$ 8.80 to $11.24	751	1.8 years	$10.78	743	$10.80
$13.21 to $13.63	50	1.4 years	$13.63	50	$13.63
$ 1.56 to $13.63	3,647	5.9 years	$5.92	2,555	$6.90

Note 15 — Commitments and Contingencies

Lease Obligations

The Company leases certain property, plant and equipment under capital and operating lease agreements. These leases vary in duration and many contain renewal options and/or escalation clauses.  Current and long-term obligations under capital leases are included in total current liabilities and total long-term liabilities in the Company’s Consolidated Balance Sheets.

Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of January 2, 2009 were approximately as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2009	$2,592	$1,163
2010	2,148	811
2011	1,517	293
2012	1,586	172
2013	1,584	64
Thereafter	428	—
Total minimum lease payments	$9,855	$2,503
Less amounts representing interest	—	(179)
	$9,855	$2,324

Rent expense was approximately $2.5 million, $1.4 million and $1.2 million for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had the following assets under capital lease at January 2, 2009 and December 28, 2007 (in thousands):

	2008	2007
Machinery and equipment	$1,952	$2,484
Furniture and fixtures	1,510	212
Leasehold improvements	103	148
	3,565	2,844
Less accumulated depreciation	1,328	607
	$2,237	$2,237

Depreciation expense for assets under capital lease for each of the years ended January 2, 2009, December 28, 2007, and December 29, 2006 was approximately $856,000, $569,000 and $146,000, respectively.

Supply Agreement

In December 2000, the Company entered into a minimum purchase agreement with another manufacturer for the purchase of viscoelastic solution. In January 2006, the Company extended this agreement through December 31, 2008 and in December 2008 the Company extended the agreement through December 31, 2013 under the same purchasing terms as the original contract.  In addition to the minimum purchase requirement, the Company is also obligated to pay an annual regulatory maintenance fee. The agreement contains provisions to increase the minimum annual purchases in the event that the seller gains regulatory approval of the product in other markets, excluding the U.S and Canada, as requested by the Company. Purchases under the agreement for fiscal 2008, 2007, and 2006 were approximately $722,000, $849,000, and $502,000, respectively.

As of January 2, 2009, minimum future annual purchase commitments under this contract for fiscal year 2009, and through the termination of the agreement is approximately $600,000 per year.

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

Tax Filings

The Company’s tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the consolidated financial statements.

Employment Agreements

The Company’s Chief Executive Officer and certain other officers have as provisions of their employment agreements certain rights, including continuance of cash compensation and benefits, upon a “change in control,” which may include an acquisition of substantially all of its assets, or termination “without cause or for good reason” as defined in the employment agreements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation and Claims

Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136).  On March 2, 2009, following a jury trial in the Superior Court of California, County of Orange, the jury awarded approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc.  Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR.  Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007.  Parallax originally filed its complaint against STAAR on September 21, 2007, claiming, among other things, that STAAR interfered with Parallax’s prospective economic advantage when it informed a regional IOL distributor that Parallax had a covenant restricting the sale of competing products, and that STAAR interfered with Parallax’s contracts when STAAR caused some of its current or former subcontractors to enter into new agreements to represent STAAR products.  STAAR filed a cross-complaint alleging breach of contract and misappropriation of trade secrets; the jury found in favor of Parallax on the cross-complaint.  The complaint sought $48 million in actual damages and unspecified punitive damages.  On March 23, 2009, the court entered judgment based on the verdict.

STAAR believes that the Parallax case was incorrectly decided as to liability, the amount of compensatory damages and the appropriateness and amount of punitive damages.  STAAR intends to vigorously contest the outcome of this case through post-trial proceedings and, if necessary, appeal.  The court has stayed the execution of judgment and collection of damages until after the completion of post-trial motions and the deadline to file notice of appeal, which is a period of approximately three months.  Parallax has notified STAAR that it intends to seek an award of attorney’s fees, which STAAR will oppose on the ground that there is no legal or factual basis for such an award.  If the post-trial motions are unsuccessful and STAAR files an appeal, it would need to obtain a surety bond of 1.5 times the judgment amount, fully secured with cash collateral, unless the requirement is reduced by the court, to avoid enforcement of the judgment pending resolution of the appeal.

Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132).  Scott C. Moody, Inc., also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint.  Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007.  Like Parallax, Moody claims that STAAR interfered with Moody’s prospective economic advantage when it informed a regional IOL distributor that Moody had a covenant restricting the sale of competing products, and that STAAR interfered with Moody’s contracts when STAAR engaged two sales representatives who had previously contracted with Moody.  The complaint seeks $32 million in actual damages and unspecified punitive damages.  STAAR has filed a cross-complaint alleging breach of contract and misappropriation of trade secrets.

The Moody case is currently scheduled to be tried before a jury beginning on May 25, 2009, before a different judge than the Parallax case.  STAAR believes that the evidence to be presented in Moody does not support liability for interference with prospective business advantage or interference with Moody’s contracts with former subcontractors, and does not support damages at a level that is material to STAAR.  While the Parallax and Moody cases have many facts in common, significant factual differences exist.  However, the plaintiffs in both cases allege that the same conduct of STAAR interfered with the RMR’s prospective business advantage, and Moody will also be tried before a jury.  Moody has also indicated it will seek punitive damages.  Due to the uncertainty of this case, the Company does not believe an unfavorable outcome is neither probable nor remote and cannot estimate an amount or range of loss from the outcome of this case.

From time to time the Company is subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. STAAR maintains insurance coverage for product liability claims. While the Company does not know of any other claims known is likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16 — Related Party Transactions

The Company has had significant related party transactions as discussed in Notes 10, 14, and 15.

In addition to senior notes (see Note 10), the Company holds other various promissory notes from employees of the Company. The notes, which provide for interest at the lowest applicable rate allowed by the Internal Revenue Code, are due on demand.  Amounts due from employees and included in prepaids, deposits, and other current assets at January 2, 2009 and December 28, 2007 were $15,000 and $81,000, respectively.

Note 17 — Supplemental Disclosure of Cash Flow Information

Interest paid was $609,000, $249,000 and $175,000 for the years ended January 2, 2009, December 28, 2007, and December 29, 2006, respectively. Income taxes paid amounted to approximately $598,000, $795,000 and $731,000 for the years ended January 2, 2009, December 28, 2007, and December 29, 2006, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

	2008	2007	2006
Non-cash investing activities and financing activities:
Acquisition of Canon Staar	$7,147	$—	$—
Applied 2007 advance payment on acquisition of Canon Staar	(4,000)	—	—
Applied 2007 deferred acquisition costs	(197)	—	—
Purchase of property and equipment on terms	1,014	1,210	1,228
Issuance of preferred stock	6,800	—	—
Issuance and registration costs of preferred stock included in accounts payable and accrued liabilities	(17)	—	—
Deferred acquisition costs included in accounts payable	—	187	—
Notes receivable reserve	—	—	(331)
Other charges	—	—	331
Warrants issued with Broadwood notes	—	842	—

The Company had classified the proceeds from loans to officers and directors in fiscal years 2006 as an investing activity in the Company’s Consolidated Statements of Cash Flows in accordance with paragraph 16 of Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (“SFAS 95”). Alternatively, the Company could have classified the proceeds from loans to officers and directors as a financing activity in accordance with paragraph 18 of SFAS No. 95. The Company chose the foregoing classification because it believes that the presentation is more consistent with the position that the notes are investments to be collected, and not vehicles used to fund issuances of the Company’s common stock.

The effect on investing and financing activities had the Company chosen the alternative classification would have been as follows (in thousands):

	As Presented	Alternative Presentation
	2006	2006
Net cash provided by (used in) investing activities	$140	$(1,041)
Net cash provided by financing activities	2,795	3,976

During 2006, the Company settled the last of its notes receivables from a former director. At January 2, 2009 and December 28, 2007, note receivable from a former director was $0.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18 — Net Loss Per Share

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted loss per share (in thousands):

	2008	2007	2006
Basic weighted average shares outstanding	29,474	28,121	25,227
Diluted effect of stock options and warrants	—	—	—
Diluted weighted average shares outstanding	29,474	28,121	25,227

Potential common shares of 6.0 million, 3.6 million, and 2.6 million for the fiscal years ended January 2, 2009, December 28, 2007, and December 29, 2006, respectively, were excluded from the computation as the shares would have had an anti-dilutive effect.

Note 19 — Geographic and Product Data

The Company markets and sells its products in approximately 50 countries and has manufacturing sites in the United States, Switzerland and Japan (see Note 2). Other than the United States, Germany, Australia and Japan (for 2008 only), the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s sales to unaffiliated customers between those in the United States, Germany, Australia, Japan and other locations for each year, is set forth below (in thousands):

	2008	2007	2006
Net sales to unaffiliated customers
U.S.	$18,927	$19,721	$22,778
Germany	25,124	23,731	21,135
Australia	2,253	2,521	2,178
Japan	13,485	423	295
Other	15,105	12,967	10,565
Total	$74,894	$59,363	$56,951

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are IOLs used in cataract surgery, ICLs used in refractive surgery and other surgical products used primarily in cataract surgery. During 2008, the Company reclassified the components of the segment from products used in cataract, refractive, and glaucoma surgery to IOLs, ICLs and other surgical products as the Company believes this classification provides more meaningful information.  The composition of the Company’s net sales by product line is as follows (in thousands):

Net Sales by Product Line

	2008	2007	2006
IOLs	$32,926	$23,379	$25,861
ICLs	19,069	15,368	12,093
Other Surgical Products	22,899	20,616	18,997
Total	$74,894	$59,363	$56,951

The composition of the Company’s long-lived assets, consisting of property and equipment, patents and licenses, customer relationships and developed technologies between those in the United States, Germany, Switzerland, Japan, Australia and other countries is set forth below (in thousands):

	2008	2007
Long-lived assets
U.S.	$5,194	$7,697
Germany	1,139	1,158
Switzerland	857	836
Japan	4,275	—
Australia	120	40
Total	$11,585	$9,731

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 20 — Subsequent Event

On March 2, 2009, a verdict was rendered in the case of Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136).  Parallax, a former regional manufacturer’s representative of the Company, had sought $48 million in actual damages and unspecified punitive damages for alleged willful and negligent interference with business advantage. Parallax alleged that the Company interfered when it informed a regional IOL distributor that Parallax’s contract had a covenant restricting the sale of competing products. Following trial, a jury awarded Parallax approximately $2.2 million in actual damages and $2.7 million in punitive damages.

On March 23, 2009, a California court entered judgment against STAAR for $2.2 million in compensatory damages and $2.7 million in punitive damages in Parallax Medical Systems, Inc. v. STAAR Surgical Company, a case alleging that STAAR willfully and negligently interfered with the prospective business of a former regional manufacturer’s representative.  While STAAR intends to vigorously contest this outcome through post-trial proceedings and, if necessary, appeal, the cost of satisfying the judgment or posting a bond for appeal exceeds STAAR’s current capital resources.  The court has stayed the execution of judgment and collection of damages until after the completion of post-trial motions and the deadline to file notice of appeal, which is a period of approximately three months. If STAAR is unable to obtain additional capital to satisfy the judgment or post an appeal bond before the expiration of any discretionary stay of the court, STAAR could be required to petition for protection under federal bankruptcy laws, which could further impair its financial position and liquidity, and would likely result in a default of its other debt obligations. Among the events of default in the Senior Promissory Note (“the Note”) held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.”  Because STAAR is not required to pay the Parallax judgment until the expiration of the stay 40 days after final judgment, and because the amount to be paid pursuant to the judgment will not be fixed until final judgment is rendered on or before May 22, 2009, STAAR believes that as of the date of this Report the Parallax judgment should not be deemed “unpaid” and that an event of default under the Senior Promissory Note would not have occurred. To avoid dispute over this matter and to secure the lender’s temporary waiver of remedies for an event of default during the stay of the Parallax judgment, STAAR and Broadwood entered into a Temporary Waiver Agreement on April 2, 2009.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 21 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for fiscal 2008, 2007 and 2006 is as follows (in thousands except per share data):

January 2, 2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$17,960	$20,665	$18,112	$18,157
Gross profit	7,755	11,534	10,458	10,360
Net loss	(8,940)	(2,545)	(2,250)	(9,460)
Basic and diluted loss per share	(0.30)	(0.09)	(0.08)	(0.32)

December 28, 2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$14,917	$14,932	$13,629	$15,885
Gross profit	7,295	7,237	6,770	7,964
Net loss	(3,521)	(4,357)	(3,830)	(4,291)
Basic and diluted loss per share	(0.14)	(0.16)	(0.13)	(0.15)

December 29, 2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$13,465	$14,733	$13,313	$15,440
Gross profit	6,275	7,044	6,333	6,498
Net loss	(3,362)	(3,218)	(2,789)	(5,675)
Basic and diluted loss per share	(0.14)	(0.13)	(0.11)	(0.22)

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Significant Fourth Quarter Adjustments

During the fourth quarter of 2008, the Company recorded two significant adjustments.  First, the Company recorded an impairment loss of $1,023,000 related to certain patents that the Company determined were impaired pursuant to its review of long-lived assets under the provisions of SFAS No. 144 (see Note 8.)  Second, the Company recorded a $4,900,000 loss related to the March 2, 2009 Parallax verdict as discussed in Note 20.  Both fourth quarter adjustments are included in Other Expenses as part of total operating loss on the consolidated statements of operations for the fiscal year ended 2008.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON SCHEDULE

To the Board of Directors
STAAR Surgical Company
Monrovia, California

The audits referred to in our report dated April 2, 2009 relating to the consolidated financial statements of STAAR Surgical Company and Subsidiaries, which contains an explanatory paragraph regarding the Company’s ability to continue as a going concern, and which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedules listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

By:	/s/ BDO Seidman, LLP
Los Angeles, California
April 2, 2009

STAAR SURGICAL COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
2008
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$684	$335	$173	$846
Deferred tax asset valuation allowance	45,419	2,289	—	47,708
	$46,103	$2,624	$173	$48,554
2007
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$690	$132	$138	$684
Deferred tax asset valuation allowance	40,436	4,983	—	45,419
	$41,126	$5,115	$138	$46,103
2006
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$480	$348	$138	$690
Deferred tax asset valuation allowance	33,662	6,774	—	40,436
Notes receivable reserve	1,246	—	1,246	—
	$35,388	$7,122	$1,384	$41,126