Form 10-Q
period 2009-04-03
STAAR SURGICAL CO
filed 2009-05-13
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant has 30,108,794 shares of common stock, par value $0.01 per share, issued and outstanding as of May 1, 2009.

STAAR SURGICAL COMPANY

INDEX

		PAGE
		NUMBER
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	Condensed Consolidated Balance Sheets – April 3, 2009 and January 2, 2009.	1

	Condensed Consolidated Statements of Operations – Three Months Ended April 3, 2009 and March 28, 2008.	2

	Condensed Consolidated Statements of Cash Flows – Three Months Ended April 3, 2009 and March 28, 2008.	3

	Notes to the Condensed Consolidated Financial Statements.	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	35

Item 4.	Controls and Procedures.	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	36

Item 1A.	Risk Factors.	37

Item 6.	Exhibits.	38

Signatures		39

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	April 3, 2009	January 2, 2009
ASSETS

Current assets:
Cash and cash equivalents	$3,722	$4,992
Short-term investments - restricted	—	179
Accounts receivable trade, net	7,883	8,422
Inventories	16,301	16,668
Prepaids, deposits and other current assets	2,474	2,009
Total current assets	30,380	32,270
Property, plant and equipment, net	5,629	5,974
Intangible assets, net	5,162	5,611
Goodwill	7,545	7,538
Other assets	1,140	1,189
Total assets	$49,856	$52,582

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,910	$6,626
Line of credit	2,020	2,200
Deferred income taxes – current	282	282
Obligations under capital leases – current	1,046	989
Note payable – current, net of discount	4,482	—
Other current liabilities	11,244	11,366
Total current liabilities	24,984	21,463
Note payable – long-term, net of discount	—	4,414
Obligations under capital leases – long-term	1,211	1,335
Deferred income taxes – long-term	872	897
Other long-term liabilities	1,623	1,678
Total liabilities	28,690	29,787

Commitments, contingencies and subsequent events (Notes 12 and 15)

Series A redeemable convertible preferred stock, $0.01 par value; 10,000 shares authorized; 1,700 shares issued and outstanding at April 3, 2009 and January 2, 2009, respectively. Liquidation value $6,800.	6,772	6,768

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; issued and outstanding 30,103 at April 3, 2009 and 29,503 at January 2, 2009	301	295
Additional paid-in capital	139,878	138,811
Accumulated other comprehensive income	1,768	2,812
Accumulated deficit	(127,553)	(125,891)
Total stockholders’ equity	14,394	16,027
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$49,856	$52,582

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008

Net sales	$18,283	$17,960
Cost of sales	7,944	10,205

Gross profit	10,339	7,755

General and administrative	4,282	4,441
Marketing and selling	5,779	6,467
Research and development	1,412	1,718
Loss on settlement of pre-existing distribution arrangement	—	3,850

Operating loss	(1,134)	(8,721)

Other income (expense):
Interest income	3	28
Interest expense	(233)	(201)
Gain on foreign currency	75	128
Other income, net	63	84
Total other income (expense), net	(92)	39

Loss before provision for income taxes	(1,226)	(8,682)

Provision for income taxes	436	258
Net loss	$(1,662)	$(8,940)

Loss per share – basic and diluted	$(0.06)	$(0.30)

Weighted average shares outstanding – basic and diluted	29,641	29,488

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net loss	$(1,662)	$(8,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	575	802
Amortization of intangibles	197	250
Amortization of discount	68	59
Fair value adjustment of warrant	(50)	(24)
Loss on disposal of property and equipment	2	75
Change in net pension liability	64	—
Stock-based compensation expense	608	438
Loss on settlement of pre-existing distribution arrangement	—	3,850
Other	3	51
Changes in working capital, net of business acquisition:
Accounts receivable	273	(1,442)
Inventories	(56)	1,984
Prepaids, deposits and other current assets	(72)	(828)
Accounts payable	(120)	284
Other current liabilities	(278)	71
Net cash used in operating activities	(448)	(3,370)

Cash flows from investing activities:
Cash acquired in acquisition of Canon Staar, net of acquisition costs	—	2,743
Acquisition of property and equipment	(154)	(234)
Proceeds from sale of short-term investments - restricted	—	33
Proceeds from sale of property and equipment	38	—
Net change in other assets	(24)	(1)
Net cash provided by (used in) investing activities	(140)	2,541

Cash flows from financing activities:
Borrowings under line of credit	—	940
Repayment under line of credit	—	(940)
Repayment of capital lease lines of credit	(282)	(152)
Net cash used in financing activities	(282)	(152)

Effect of exchange rate changes on cash and cash equivalents	(400)	608

Decrease in cash and cash equivalents	(1,270)	(373)
Cash and cash equivalents, at beginning of the period	4,992	10,895
Cash and cash equivalents, at end of the period	$3,722	$10,522
See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2009
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The condensed balance sheet as of January 2, 2009 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements for the three months ended April 3, 2009 and March 28, 2008, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

The results of operations for the three months ended April 3, 2009 and March 28, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For several years STAAR has incurred significant losses, has not generated sufficient cash to sustain its operations, and has relied on debt and equity financing to supplement cash from operations. As of April 3, 2009, STAAR had approximately $3.7 million of cash and cash equivalents. STAAR’s likely cash requirements rose considerably on March 2, 2009, when an adverse verdict against STAAR in Parallax Medical Systems, Inc. (“Parallax”) v. STAAR Surgical Company. This case, originally filed on September 21, 2007, resulted in an award against STAAR of approximately $2.2 million in actual damages and $2.7 million in punitive damages. The $4.9 million judgment is included in “other current liabilities” on the consolidated balance sheets as April 3, 2009 and January 2, 2009. The Parallax judgment, along with STAAR’s history of recurring losses, negative cash flows and limited access to capital, has raised substantial doubt regarding STAAR’s ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

STAAR seeks to overcome the substantial doubt concerning its ability to continue as going concern by doing one or more of the following: continuing to pursue its strategic operating goals for enhanced profitability, by obtaining new debt and/or equity financing and by exploring other financing options.  STAAR’s strategic operating goals include the following:

·    Improve cash flow and continue cost reduction efforts. In the latter part of 2007 and throughout 2008, STAAR implemented cost-cutting measures and began a process to closely rationalize and evaluate its spending levels, which included a targeted reduction in the U.S. workforce, streamlining the U.S. organization by reducing spending levels in all areas of the business, renegotiating or eliminating certain obligations, and eliminating all cash executive bonus opportunities until STAAR showed positive trends toward achieving profitability.  Through these efforts STAAR has significantly reduced its cash used in operating activities in the first quarter of 2009 as compared to both the same period in the prior year and the fourth quarter in 2008 and, if recent operating trends continue, STAAR may generate positive cash flow from operations during one or more quarters of 2009;

·    Increase gross profit margins.  In recent periods STAAR has experienced increased sales in ICLs both domestically and internationally and in IOLs internationally.  STAAR believes that the key to achieving profitability is to increase profit margins, primarily by increasing ICL sales as a percentage of STAAR’s overall product mix.  ICLs and TICLs generally yield higher margins and continue to represent the fastest growing product line of STAAR’s business.  While the ICL and TICL are approved for sale in over 50 countries, STAAR has achieved increasing sales and market share of the refractive surgical market in a number of select countries, including in the U.S., South Korea, China, India, Spain, Germany and Latin America.  Bringing ICL and TICL to new markets, and expanding market share in existing markets, will improve STAAR’s profitability and during 2009 STAAR will focus its sales efforts on this goal;

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2009
(Unaudited)

·    Secure key regulatory approvals.  Regulatory approval of higher margin products in significant markets can yield rapid sales growth and improve profitability.  The principal regulatory approvals pursued by STAAR at this time are the U.S. approval of the TICL and the approval of ICL and TICL in Japan. Although the timing of the regulatory approval is never certain, the Company believes approval of these products could be granted in 2009.

In addition, STAAR’s ability to overcome this substantial doubt concerning its ability to continue as a going concern depends on several factors involving certain current litigation matters.  On May 11, 2009 the court entered final judgment reaffirming the $4.9 million judgment rendered in the jury verdict.  The Court has stayed the execution of judgment and collection of damages until June 22, 2009, forty days after the rendering of final judgment.  Following expiration of the stay, to avoid enforcement of the judgment pending resolution of the appeal, STAAR will be required to obtain a surety bond of up to 1.5 times the judgment amount, or up to approximately $7.4 million, fully secured with cash collateral, unless a court permits a lesser amount.  On May 15, 2009, the court will hear argument on Parallax’s motion for legal fees in the amount of approximately $314,000 related to its defense of STAAR’s cross complaint.  STAAR is opposing this motion on grounds that it has no legal or factual basis, as well as on procedural grounds.  STAAR cannot predict the outcome of this hearing and cannot estimate the amount or range of loss, if any, in the event of an unfavorable outcome related to the motion for legal fees.  If STAAR is unable to obtain additional capital to satisfy the judgment or post an appeal bond before June 23, 2009 STAAR could be required to petition for protection under federal bankruptcy laws, which could further impair its financial position and liquidity.  In addition, another lawsuit similar to the Parallax case, Moody v. STAAR Surgical Company, is currently scheduled for trial in the Superior Court of California, County of Orange, on October 19, 2009 and could result in further significant liability.  Because no two courts or trials are identical, the outcome of the Moody case cannot be predicted and STAAR cannot estimate the amount or range of loss, if any, in the event of an unfavorable outcome.

Among the events of default in the Amended and Restated, Senior Secured Promissory Note (“the Note”), amended and restated on April 13, 2009 (see Note 8), held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.” On April 2, 2009, after preliminary judgment was entered, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the Parallax judgment.  The Temporary Waiver Agreement provides that no such default will be deemed to have occurred until expiration of the stay of judgment.  If at that time STAAR cannot satisfy the judgment or fund an appeal bond, an event of default will occur under the Note resulting in the Note becoming immediately due and payable.  As STAAR currently does not have cash or a binding agreement to provide funds sufficient to satisfy the judgment or fund an appeal bond, STAAR’s obligation under the Note, net of the related discount, has been reclassified as current indebtedness in STAAR’s consolidated balance sheet as of April 3, 2009.

The substantial doubt about STAAR’s ability to continue as a going concern and this reclassification of the Note as current indebtedness could also affect STAAR’s relationship with its trade suppliers and their willingness to continue to conduct business with STAAR on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, the Company’s need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.

If the Company is unable to satisfy the judgment or fund an appeal bond it may be potentially required seek relief under the U.S. Bankruptcy Code.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2009
(Unaudited)

New Accounting Pronouncements

In May 2008 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP No. APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  As the Company has no convertible debt instruments, the provisions of this FSP did not have an impact on the Company’s consolidated financial statements.

In June 2008, the Emerging Issues Task Force (EITF) issued EITF Abstracts Issue no. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (EITF 07-5).  The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock.  This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6–9 of SFAS No. 133 for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS No. 133. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative under that Statement issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders' equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement.  If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in paragraph 11(a) of Statement 133, it is classified as an equity instrument and is not accounted for as a derivative instrument.  This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6–9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  The provisions of EITF 07-5 were effective for the Company’s current fiscal year beginning January 3, 2009.  After evaluating the applicable financial instruments the Company has outstanding, management determined that the provisions of this issue had no impact on the Company’s consolidated financial position and results of operations.

On April 9, 2009, the Financial Accounting Standards Board issued FASB Staff Position No. 157-4 (FSP No. 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe that the provisions of this FSP, when effective, will result in a significant impact to its consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 107-1 and APB-28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion (APB) No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB 28.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe that the provisions of this FSP, when effective, will result in a significant impact to its consolidated financial statements.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2009
(Unaudited)

On April 1, 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.   This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the provisions of this FSP did not have any impact to the Company’s consolidated financial statements.

Note 2 — Short-Term Investments-Restricted

Short-term investments at January 2, 2009 consisted of an original maturity four-month Certificate of Deposit at 7.5% held by our subsidiary in Australia, which matured in February 2009.  The Company does not have any other short-term investments.

Note 3 — Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	April 3,	January 2,
	2009	2009
Raw materials and purchased parts	$1,380	$1,462
Work-in-process	3,025	3,028
Finished goods	11,896	12,178
	$16,301	$16,668

Note 4 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	April 3, 2009	January 2, 2009
Prepaids and deposits	$1,568	$1,703
Other current assets*	906	306

	$2,474	$2,009

* No item in “other current assets” above exceeds 5% of total current assets.

Note 5 – Goodwill and Other Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	April 3, 2009			January 2, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,678	$(7,681)	$2,997	$10,739	$(7,578)	$3,161
Customer relationships	1,584	(198)	1,386	1,725	(172)	1,553
Developed technology	1,007	(228)	779	1,096	(199)	897
Total	$13,269	$(8,107)	$5,162	$13,560	$(7,949)	$5,611

As of April 3, 2009 the gross carrying amount of the amortizable intangible assets had decreased by $291,000 as a result of changes in the exchange rate.  The change in the carrying amount of goodwill for the three months ended April 3, 2009, is due to the effects of foreign currency translation.

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 3, 2009	January 2, 2009
Accrued salaries and wages	$2,351	$2,467
Commissions due to outside sales representatives	298	395
Accrued audit fees	220	413
Customer credit balances	608	546
Accrued income taxes	677	486
Accrued legal	445	383
Accrued insurance	290	380
Accrued legal judgment	4,900	4,900
Other*	1,455	1,396
	$11,244	$11,366

* No item in “other” above exceeds 5% of total current liabilities.

Note 7 – Employee Benefits

The Company has historically maintained a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary, which has been accounted for as a defined benefit plan under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”).

In connection with the Company’s acquisition of the remaining interest in STAAR Japan, Inc., STAAR assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan (“Japan Plan”) substantially covering all of the employees of STAAR Japan.  STAAR Japan accounts for the Japan Plan under the requirements of SFAS 158.

The following table summaries the components of net periodic pension cost recorded in general and administrative expenses for the Company’s defined benefit plans (in thousands):

	Three Months Ended April 3, 2009	Three Months Ended March 28, 2008
Service cost	$138	$97
Interest cost	33	33
Expected return on plan assets	(24)	(27)
Amortization of unrecognized transition obligation or asset	6	6
Amount of gain recognized due to a settlement or curtailment	(5)	(4)
Recognized actuarial loss	8	5
	$156	$110

During the three months ended April 3, 2009 and March 28, 2008, the Company made cash contributions totaling approximately $84,000 and $62,000 to its defined benefit pension plans.  The Company expects to make additional cash contributions totaling approximately $254,000 to its defined benefit pension plans during the remainder of 2009.

Note 8 — Note Payable

Broadwood Promissory Notes

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”), a stockholder in the Company, pursuant to a Senior Promissory Note between the Company and Broadwood.  On April 2, 2009, after the preliminary Parallax judgment was entered, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the Parallax judgment.  In consideration of the Temporary Waiver Agreement, STAAR agreed to amend the Senior Promissory Note to grant to Broadwood a security interest in substantially all of STAAR’s assets to secure STAAR’s obligations under the original Senior Promissory Note.  To effectuate this grant of a security interest, as of April 13, 2009, the Company and Broadwood entered into an Amended and Restated Senior Secured Promissory Note (the “Note”) and Security Agreement (see Note 15).  All other key terms of the Note remained unchanged.  The Note has a term of three years and bears interest at a rate of 7% per annum, increasing to 20% per annum if there is a default.  The Note may be pre-paid by the Company at any time without penalty, with prior notice, and is not subject to covenants based on financial performance or financial condition (except for insolvency).  The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood.  Based on representations made by Broadwood in the Promissory Note, on the date of the initial transaction, Broadwood beneficially owned 4,396,231 shares of the Company’s common stock, comprising 15% of the Company’s common stock as of December 14, 2007.  Based on publicly available information filed by Broadwood, Neal Bradsher, President of Broadwood Partners, L.P., may have been deemed to beneficially own all of the 4,396,231 shares.  Based on publicly available information, as of March 30, 2009, Broadwood beneficially owned 4,869,276 shares of the Company’s common stock comprising approximately 16% of the Company’s common stock.

As additional consideration for the loan, the Company also entered into a Warrant Agreement with Broadwood (the “December 2007 Warrant Agreement”) with Broadwood granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The December 2007 Note also provides that if any indebtedness remains outstanding under the Note on June 1, 2009, the Company will issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding.  As of the date of this report, these additional 700,000 warrants are issuable because the Company has not given notice of pre-payment, and does not intend to pre-pay, any of the outstanding principal balance by June 1, 2009.  The issuance of these additional warrants will be treated as an additional discount on the Note and amortized to interest expense over the remaining term of the Note using the effective interest method.  The December 2007 Warrant Agreement also provides that the Company will register for resale with the Securities Exchange Commission (“SEC”) the 700,000 shares issuable on exercise of the December 2007 Warrant, and the 700,000 shares that are issuable under additional warrants if indebtedness remains outstanding on the Note on June 1, 2009.  The Company filed and secured effectiveness of a registration statement covering resale of the shares.  If the registration statement is not kept effective by the Company and the lapse exceeds permitted suspensions, the Company is obligated to issue additional 30,000 warrants per month for each month that the Company remains non-compliant with maintaining registration requirement through the term of the warrants as the sole remedy to the warrant holder (a maximum of approximately 1,700,000 warrants issuable as of April 3, 2009 under an assumed noncompliance as of that date).  The December 2007 Warrant Agreement has been accounted for as an equity instrument in accordance with the provisions of EITF 00-19.  Additionally, in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the total $5 million proceeds were allocated to the December 2007 Warrant and Note based on their relative fair values, approximating $842,000 and $4.2 million on the issuance date, respectively. The $842,000 was treated as an additional discount on the loan and is being amortized using the effective interest method over the life of the loan (which approximates an effective interest rate of 14% per annum as of April 3, 2009). See Note 13 for the disclosures related to the March 2007 Warrant Agreement.

The fair value of the warrant was estimated on the December 14, 2007 issuance date using a Black-Scholes option valuation model applying the assumptions noted in the following table.

As of December 14, 2007
Expected dividends	0%
Expected volatility	67.3%
Risk-free rate	3.88%
Remaining life (in years)	6.0

Capital Lease Agreements

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and generally have a thirty-month to three-year term. Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed-upon fair value.  On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provided for additional purchases of $800,000 during 2008. The terms of this new schedule conform to the amended agreement dated October 9, 2006.

Lines of Credit

The Company’s German subsidiary, Domilens, entered into a credit agreement on August 30, 2005. The credit agreement provides for borrowings of up to 100,000 EUR ($134,000 at the rate of exchange on April 3, 2009), at a rate of 8.5% per annum and does not have a termination date. The credit agreement is automatically renewed on an annual basis based on the same terms.  The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not collateralized.  There were no borrowings outstanding as of April 3, 2009 and January 2, 2009 and the full amount of the line was available for borrowing as of April 3, 2009.

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended, with Mizuho Bank providing borrowings of up to 400,000,000 Japanese Yen (approximately $4.0 million based on the rate of exchange on April 3, 2009), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of April 3, 2009) and terminates on April 20, 2010, but may be renewed annually.  The credit facility is not collateralized.  The Company had 200,000,000 Japanese Yen outstanding on the line of credit as of April 3, 2009 and January 2, 2009 (approximately $2.0 million based on the exchange rate on April 3, 2009).

Covenant Compliance

On March 2, 2009, a verdict was rendered in the case of Parallax Medical Systems, Inc. v. STAAR Surgical Company whereby a jury awarded Parallax approximately $4.9 million, comprising of $2.2 million in actual damages and $2.7 million in punitive damages.  On May 11, 2009, the court entered final judgment in accordance with the jury.  Among the events of default in the Amended and Restated Senior Secured Promissory Note (“the Note”), originally entered into on December 14, 2007 and amended and restated on April 13, 2009, held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.”  On April 2, 2009, after preliminary judgment was entered, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the Parallax judgment.  The Temporary Waiver Agreement provides that no such default will be deemed to have occurred until expiration of the stay of final judgment in the case, or June 23, 2009.  If STAAR cannot satisfy the judgment or fund an appeal bond before June 23, 2009, an event of default will occur under the Note resulting in the Note becoming immediately due and payable, including interest accruing on the Note at the maximum default rate of 20%, an increase of approximately $650,000 per year in interest costs.  As STAAR currently does not have cash or a binding agreement to provide funds sufficient to satisfy the judgment or fund an appeal bond, STAAR’s obligation under the Note, net of the related discount, has been reclassified as current indebtedness in STAAR’s consolidated balance sheet as of April 3, 2009.

Note 9 — Redeemable, Convertible Preferred Stock

Under its Certificate of Incorporation the Company has 10,000,000 shares of “blank check” preferred stock that the Board of Directors is authorized to issue with such rights, preferences and privileges as the Board may determine of which 8,300,000 remain available for issuance.  On October 22, 2007, the Board approved the designation of 1,700,000 shares of the preferred stock as Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) to be issued in connection with the acquisition of the 50% interest in Canon Staar Co., Inc. which was consummated on December 29, 2007.  On December 29, 2007, the Company issued the 1,700,000 shares of Preferred Stock to the Canon companies as partial consideration for their shares of Canon Staar Co., Inc. at an estimated fair value of $4.00 per share, or $6.8 million in the aggregate.

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

Note 10 — Stockholders’ Equity

The consolidated interim condensed financial statements include “basic” and “diluted” per share information.  Basic per share information is calculated by dividing net loss by the weighted average number of shares outstanding.  Diluted per share information is calculated by also considering the impact of potential issuances of common stock on both net income and the weighted number of shares outstanding.   As the Company was in a net loss position, the potential issuance of 6,275,002 shares of common stock for the three months ended April 3, 2009 and 6,143,524 for the three months ended March 28, 2008 were excluded from the computation as the issuance of those shares would have had an anti-dilutive effect.

Comprehensive loss

The components of comprehensive loss are as follows (in thousands):

	April 3, 2009	March 28, 2008
Net loss	$(1,662)	$(8,940)
Minimum pension liability adjustment	(1)	2
Foreign currency translation adjustment	(1,043)	1,923
Total comprehensive loss	$(2,706)	$(7,015)

Note 11 — Geographic and Product Data

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.

The Company markets and sells its products in approximately 50 countries and has manufacturing sites in the United States, Japan and Switzerland. Other than the United States, Germany, Japan and now South Korea, the Company does not conduct business in any country in which its sales exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers between those in the United States, Germany, Japan, South Korea and other locations for each year, is set forth below (in thousands):

	Three Months Ended
	April 3,	March 28,
	2009	2008
United States	$4,238	$4,524
Germany	6,125	6,440
Japan	3,700	2,952
Korea	986	750
Other	3,234	3,294
Total	$18,283	$17,960

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are intraocular lenses (“IOLs”) used in cataract surgery, implantable collamer lenses (“ICLs”) used in refractive surgery and other surgical products used primarily in cataract surgery.  The composition of the Company’s net sales by product line is as follows (in thousands):

	Three Months Ended
	April 3,	March 28,
	2009	2008
IOLs	$8,146	$7,948
ICLs	5,065	4,279
Other Surgical Products	5,072	5,733
Total	$18,283	$17,960

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating foreign currency exchange rates, regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 12 — Commitments and Contingencies

Litigation and Claims

Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136).  Final judgment in this case was entered on May 11, 2009, in accordance with a March 2, 2009 jury verdict awarding approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc.  Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR.  Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007.  Parallax originally filed its complaint against STAAR on September 21, 2007, claiming, among other things, that STAAR interfered with Parallax’s prospective economic advantage when it informed a regional IOL distributor that Parallax had a covenant restricting the sale of competing products, and that STAAR interfered with Parallax’s contracts when STAAR caused some of its current or former subcontractors to enter into new agreements to represent STAAR products.  STAAR filed a cross-complaint alleging breach of contract and misappropriation of trade secrets; the jury found in favor of Parallax on the cross-complaint.  The complaint sought $48 million in actual damages and unspecified punitive damages.

Final judgment was entered following a hearing on principal post-trial motions on May 8, 2009.  On May 15, 2009, the court will hear argument on Parallax’s motion for legal fees in the amount of approximately $314,000 related to its defense of STAAR’s cross complaint.  STAAR is opposing this motion on grounds that it has no legal or factual basis, as well as on procedural grounds.  STAAR cannot predict whether the ruling on the motion for legal fees will be granted.

STAAR believes that the Parallax case was incorrectly decided as to liability, the amount of compensatory damages and the appropriateness and amount of punitive damages, and intends to vigorously appeal the outcome of this case.  The court has stayed the execution of judgment and collection of damages until June 22, 2009, forty days after the rendering of final judgment.  Following expiration of the stay, to avoid enforcement of the judgment pending resolution of the appeal, STAAR will be required to obtain a surety bond of up to 1.5 times the judgment amount, fully secured with cash collateral unless a court permits a lesser amount.

Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132).  Scott C. Moody, Inc., also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint.  Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007.  Like Parallax, Moody claims that STAAR interfered with Moody’s prospective economic advantage when it informed a regional IOL distributor that Moody had a covenant restricting the sale of competing products.  The complaint seeks $32 million in actual damages and unspecified punitive damages.  STAAR has filed a cross-complaint alleging breach of contract and misappropriation of trade secrets.

The Moody case is currently scheduled to be tried before a jury on October 19, 2009.  STAAR believes that the evidence to be presented in Moody does not support liability for interference with prospective business advantage or interference with Moody’s contracts with former subcontractors, and does not support damages at a level that is material to STAAR.  However, the Parallax and Moody cases have many facts in common; the plaintiff in Moody alleges that the same conduct of STAAR interfered with its prospective business advantage, and Moody will also be tried before a jury.  The Moody plaintiff has also indicated it will seek punitive damages.  But because no two courts or trials are identical, the outcome of the Moody case cannot be predicted.  In particular, important factual differences exist between the two cases, it is possible that the Moody court will permit different evidence or arguments to be presented at trial, and the outcome of jury trials is inherently uncertain.  On May 4, 2009, STAAR retained new counsel for the Moody case following the appointment of its former lead counsel to a judgeship on the California Superior Court.

Note 13 — Stock-Based Compensation

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

As of April 3, 2009, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008
SFAS 123R expense	$276	$364
Common stock issued to employees	287	—
Restricted stock expense	66	74
Consultant compensation	(21)	—
Total	$608	$438

There was no net income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance.  In addition, the Company capitalized $33,000 and $49,000 of SFAS No. 123R compensation to inventory for the three months ended April 3, 2009 and March 28, 2008, respectively, and recognizes those amounts as expense under in Cost of Sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. Each year the number of shares reserved for issuance under the 2003 Plan is increased if necessary to provide that 2% of the total shares of common stock outstanding on the immediately preceding December 31 will be reserved for issuance, up to a maximum of 1,586,371 additional shares, and a maximum total of 6,500,000 shares issuable under the 2003 Plan and all of the Restated Plans incorporated in it. The 6,500,000 maximum shares were reached on January 1, 2007, and no additional shares will be available for issuance as incentives to employees without stockholder approval. Shares subject to grants under the 2003 Omnibus Plan that lapse or terminate in accordance with their terms become available for new grants under the 2003 Omnibus Plan. As of April 3, 2009, there were no shares authorized and available for grants under the 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock and unrestricted share grants. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Pursuant to the plan, options for 2,640,500 shares were outstanding at April 3, 2009 with exercise prices ranging between $0.95 and $9.18 per share.  Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years.  There were 88,177 shares of restricted stock outstanding at April 3, 2009.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase common stock or awards of common stock. The options under the plan were granted at fair market value on the date of grant, become exercisable over a three-year period, and expire 10 years from the date of grant. Pursuant to this plan, options for 500,000 were outstanding at April 3, 2009, with an exercise price of $11.125.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the plan. During fiscal year 2001, pursuant to Article IV of the plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 556,000 were outstanding at April 3, 2009 with exercise prices ranging between $3.350 and $13.625 per share. No further awards may be made under this plan.

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock. Generally, options under the plan were granted at fair market value at the date of the grant, become exercisable on the date of grant and expire 10 years from the date of grant. Pursuant to this plan, options for 45,000 shares were outstanding at April 3, 2009 with an exercise price of $1.70 per share. No further awards may be made under this plan.

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan were granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 60,000 shares were outstanding at April 3, 2009 with exercise prices ranging from $9.56 to $10.18 per share. No further awards may be made under this plan.

During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 45,000 shares were outstanding at April 3, 2009 with exercise prices ranging between $9.375 and $10.63.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. Options granted with a three-year vesting life during the three months ended April 3, 2009 and March 28, 2008 had an expected term of 5.50 years derived from historical exercise and termination activity. The Company has calculated a 9.73% estimated forfeiture rate used in the model for fiscal year 2008 option grants based on historical forfeiture experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	April 3, 2009	March 28, 2008
Expected dividend yield	0%	0%
Expected volatility	72.20%	62.48%
Risk-free interest rate	1.72%	2.85%
Expected term (in years)	5.50	5.50

A summary of option activity under the Plans as of April 3, 2009 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 2, 2009	3,854	$5.80
Granted	95	0.95
Exercised	—	—
Forfeited or expired	(103)	6.64
Outstanding at April 3, 2009	3,846	$5.66	5.64	$-
Exercisable at April 3, 2009	2,982	$6.37	4.74	$-

The weighted-average grant-date fair value of options granted during the three months ended April 3, 2009 and March 28, 2008 was $0.59 and $1.31 per option, respectively. The total fair value of options vested during three months ended April 3, 2009 and March 28, 2008 was $739,000 and $286,000, respectively.  There were no options exercised in the three months ended April 3, 2009 and March 28, 2008.

A summary of the status of the Company’s non-vested shares as of April 3, 2009 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at January 2, 2009	1,092	$2.25
Granted	95	0.59
Vested	(297)	2.48
Forfeited	(26)	2.04
Nonvested at April 3, 2009	864	$1.94

As of April 3, 2009, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.35 years.

March 2007 Broadwood Warrant

On March 21, 2007, STAAR entered into a loan arrangement with Broadwood Partners, L.P. (“Broadwood”), a stockholder in the Company. Pursuant to a Promissory Note (the “March 2007 Note”) between STAAR and Broadwood, STAAR borrowed $4 million from Broadwood.  The loan was subsequently repaid on June 27, 2007.

As additional consideration for the loan, STAAR also entered into a Warrant Agreement (the “March 2007 Warrant Agreement”) with Broadwood granting the right to purchase up to 70,000 shares of STAAR’s Common Stock at an exercise price of $6.00 per share, exercisable for a period of six years.  The warrant agreement also provides that STAAR will register the shares underlying the warrant agreement for resale with the SEC by a specified date and maintain registration.  The warrants were registered with the SEC on March 19, 2008, with an effective date of May 1, 2008.  Accordingly, in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the warrant is accounted for as a liability because the Company is required to assume that a warrant exercised if registration requirements have not been satisfied may be settled in cash.  The warrant liability must be revalued at each reporting period with changes in fair value being reflected in the consolidated statements of operations. STAAR used the Black-Scholes valuation model to estimate the warrant’s fair value as of and subsequent to the issuance date.  The fair value of the warrant as of April 3, 2009 and January 2, 2009 approximated $11,000 and $61,000, respectively.  The change in fair value of ($50,000) and ($24,000) for the three months ended April 3, 2009 and March 28, 2008 was recorded in other income and expense.

The fair value of the warrant was estimated on April 3, 2009 and January 2, 2009 using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the agreement. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period.

	As of April 3, 2009	As of January 2, 2009
Expected dividends	0%	0%
Expected volatility	74.3%	73.5%
Risk-free rate	1.87%	1.72%
Remaining life (in years)	4.0	4.25

Note 14 — Supplemental Disclosure of Cash Flow Information

Interest paid was $74,000 and $57,000 for the three months ended April 3, 2009 and March 28, 2008, respectively. Income taxes paid amounted to approximately $267,000 and $305,000 for the three months ended April 3, 2009 and March 28, 2008, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

	April 3, 2009	March 28, 2008
Non-cash investing activities:
Acquisition of Canon Staar	$—	$7,147
Applied 2007 advance payment on acquisition of Canon Staar	—	(4,000)
Applied 2007 deferred acquisition costs	—	(197)
Acquisition costs in accounts payable and accrued liabilities	—	528
Assets obtained by capital lease	238	—
Non-cash financing activities:
Issuance of preferred stock	—	6,800
Issuance and registration costs of preferred stock included in accrued liabilities	—	(48)
Issuance of common stock to consultants for services performed	425	—
Fair value of Warrants	—	—

Note 15 — Subsequent Events

On April 13, 2009, the Compnay entered into an Amended and Restated Senior Secured Promissory Note (the “Secured Note”) and Security Agreement with Broadwood, collateralizing substantially all of the assets of the Company to Broadwood under the Secured Note.  All other key terms of the original Senior Promissory Note remained unchanged.

On May 11, 2009, the court entered final judgment in the Parallax case in the amount of the $4.9 million jury verdict.  The Court has stayed the execution of judgment and collection of damages until forty days after rendering of the final judgment by the court or June 22, 2009 (stay expiration date).  In order to avoid enforcement of the judgment pending resolution of the appeal, STAAR will be required to obtain a surety bond of up to 1.5 times the judgment amount, or up to approximately $7.4 million, fully secured with cash collateral unless a court permits a lesser amount.  On May 15, 2009, the court will hear argument on Parallax’s motion for legal fees in the amount of approximately $314,000 related to its defense of STAAR’s cross complaint.  STAAR is opposing this motion on grounds that it has no legal or factual basis, as well as on procedural grounds.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and STAAR can give no assurances that its expectations will prove to be correct.  Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of STAAR.  These factors include, without limitation, to those described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009 under the heading “Risk Factors.”  STAAR undertakes no obligation to update these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect actual outcomes.

The following discussion should be read in conjunction with STAAR’s interim condensed financial statements and the related notes provided under “Item 1— Financial Statements” above.

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

STAAR Surgical Company, Visian®, Collamer®, STAARVISC®, Elastimide®, SonicWAVE™ and AquaFlow™ are trademarks or registered trademarks of STAAR in the U.S. and other countries.

Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

Principal Products

Intraocular lenses

We generate most of our revenue by manufacturing and selling foldable intraocular lenses, known as IOLs, and related products for cataract surgery.  STAAR pioneered the foldable IOL, a flexible prosthetic lens used to replace a cataract patient’s natural lens after it has been extracted in minimally invasive small incision cataract extraction.  STAAR makes IOLs out of silicone and out of our proprietary Collamer lens material.  STAAR’s IOLs are available in both three-piece and one-piece designs.  STAAR’s range of IOLs includes the following:

•	three-piece IOLs, available in silicone or Collamer;

•	single-piece IOLs, available in silicone or Collamer;

•	The silicone Toric IOL, used in cataract surgery to treat preexisting astigmatism; and

•	The Preloaded Injector, a silicone or acrylic IOL preloaded into a single-use disposable injector, which is currently available outside the U.S.

Most of STAAR’s IOLs sold worldwide feature aspheric optics, an advanced design intended to provide a clearer image than traditional spherical lenses, especially in low light.  STAAR has developed a proprietary aspheric design (patent pending) that is optimized for the naturally curved surface of the retina and certain other anatomical features of the human eye, and that provides outstanding image quality even if accidentally moved off center.

Because the great majority of cataract patients are elderly and qualify for Medicare, most of STAAR’s U.S. cataract revenue derives indirectly from reimbursement payments by the Center for Medicaid and Medicare Services, or CMS.  STAAR’s aspheric lenses have been granted “New Technology Intraocular Lens” status, which provides an additional $50 reimbursement to doctors or hospitals that use these lenses in ambulatory surgical centers, enabling STAAR to increase the average selling price for these lenses.

Outside the U.S. as well, government agencies or government sponsored entities generally pay the cost of IOLs for cataract patients.  As a result, STAAR believes that IOL revenues are likely to remain relatively stable even under adverse conditions in the general economy.

Visian ICL

Manufacturing and selling lenses used in refractive surgery is an increasingly important source of revenue for STAAR.  We have used our proprietary biocompatible Collamer material to develop and manufacture implantable Collamer lenses, or ICLs.  STAAR’s VISIAN® ICL and VISIAN® Toric ICL, or TICL™, treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism.  These disorders of vision affect a large proportion of the population.  Unlike the IOL, which replaces a cataract patient’s cloudy lens, these products are designed to work with the patient’s natural lens to correct refractive disorders.  The surgeon implants the foldable Visian lens through a tiny incision, generally under local anesthesia.  STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006.  STAAR began selling the Visian TICL outside the U.S. in 2002.  These products are sold in more than 50 countries.  STAAR’s goal is to establish the position of the ICL and TICL throughout the world as one of the primary choices for refractive surgery.

ICL sales in the U.S. increased by approximately 24% in the first quarter of 2009 over the same period in the prior year.  However, refractive surgery is an elective procedure generally not covered by health insurance.  Patients must pay for the procedure, frequently through installment financing arrangements.  Patients can defer the choice to have refractive surgery if they lack the disposable income to pay for it, they do not feel their income is secure, or they cannot obtain credit.  As a result, if the current recession continues it may lead to reduced sales of ICLs.

Other surgical products

We offer a number of other products used in ophthalmic surgery that complement our IOL and Visian ICL product lines.  We market STAARVISC II, a viscoelastic material which is used as a protective lubricant and to maintain the shape of the eye during surgery.  We also manufacture Cruise Control™, a single-use disposable filter used in phacoemulsification, which is the process of removing a cataract patient’s cloudy lens through a small incision using ultrasound and suction.  Cruise Control allows for a faster, cleaner phacoemulsification procedure and is compatible with all phacoemulsification equipment.  We also make the AquaFlow Collagen Glaucoma Drainage Device, an implantable device used for the surgical treatment of glaucoma.  We also sell other instruments, devices and equipment that we manufacture or that others in the ophthalmic industry manufacture.

Sales of other surgical products accounted for approximately 28% of our total revenues during the three months ended April 3, 2009, and 32% during the three months ended March 28, 2008.

Operations

STAAR has significant operations both within and outside the U.S., and receives the majority of its revenue from its activities outside the U.S.  STAAR’s principal business units and their operations are as follows:

•
United States.  STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California.  The Monrovia manufacturing facility principally makes Collamer and silicone IOLs and injector systems for IOLs and ICLs.  STAAR also manufactures the Collamer material in the U.S.

•
Switzerland.  STAAR operates an administrative and manufacturing facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG.  The Nidau manufacturing facility makes all of STAAR’s ICLs and TICLs and also manufactures Collamer IOLs.  STAAR Surgical AG handles distribution and other administrative affairs for Europe and other territories outside North America and Japan.

•
Japan.  Through its wholly owned subsidiary, STAAR Japan, Inc., STAAR maintains executive offices and distribution facilities in Shin-Urayasu, Japan and a manufacturing facility in Ichikawa City.  All of STAAR’s preloaded injectors are manufactured at the Ichikawa City facility.  STAAR Japan is also currently seeking approval from the Japanese regulatory authorities to market in Japan STAAR’s Visian ICL and TICL, Collamer IOL and AquaFlow Device.

•
Germany.  STAAR’s wholly owned subsidiary, Domilens Vertrieb Für Medizinische Produkte GmbH, is headquartered in Hamburg, Germany.  Products sold by Domilens include implantable lenses, related surgical equipment, consumables and other supplies.  Domilens sells custom surgical kits that incorporate a surgeon’s preferred supplies and consumables in a single ready-to-use package, and services phacoemulsification and other surgical equipment.  Domilens distributes and services products of third party manufacturers and distributes STAAR’s ICLs, IOLs, and Preloaded Injectors.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws that protect intellectual property or regulate medical devices, political risks, and the challenge of managing foreign subsidiaries.  These risks are discussed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009 under Item 1.A – Risk Factors, under the headings “The global nature of our business may result in fluctuations and declines in our sales and profits” and “The success of our international operations depends on our successfully managing our foreign subsidiaries.”

Strategy

During 2009, STAAR is focused on the following five strategic operational goals:

•	to improve cash flow;

•	to increase gross profit margin;

•	to continue cost reduction efforts;

•	to secure key regulatory approvals;

•	to increase the ICL’s share of the refractive market in key territories.

Improve cash flow.  For several years STAAR has not generated enough cash to sustain its operations and has relied on financing activity to supplement cash from operations.  Through a combination of cost cutting and increased sales STAAR has reduced its use of cash significantly in recent periods and, if recent trends continue, STAAR expects to generate positive cash flow from operations within 2009.  While STAAR’s goal is to achieve profitability and generate positive earnings per share, achievement of positive cash flow would be an important milestone for STAAR, would enhance its ability to obtain financing on favorable terms, and would permit STAAR to further invest in expansion of its business.

STAAR used $448,000 of cash in operations during the first quarter of fiscal year 2009 compared to $3.4 million of cash used during the first quarter of 2008.  The use of cash in the first quarter includes approximately $700,000 in legal fees and expense, which included defense of the Parallax litigation and was significantly higher than typical levels for legal expense in the past several years.  The improved cash flow in the first quarter continues a trend established in fiscal year 2008, when STAAR used $3.4 million of cash in operations in the first quarter of 2008 and $8.2 million  of cash used during fiscal year 2008.  Approximately $3.2 million of the total cash used in operating activities in 2008 was used by STAAR Japan in assuming the IOL distribution business acquired from Canon Marketing Japan, Inc. and for payments on inventory purchased from Canon Marketing.

STAAR seeks to further improve cash flow by cutting costs and increasing profit margins, which are separately discussed in greater detail below.  STAAR’s cost-cutting efforts in the U.S., described in greater detail under the heading Continue Cost Reduction Efforts yielded savings in operating expenses during the first quarter of 2009 of approximately $5.0 million, or 30%, when compared to the first quarter of 2008.

During fiscal year 2008 and the first quarter of 2009 STAAR’s cash flow has been significantly affected by the cost of defending two lawsuits brought by former independent regional manufacturer’s representatives.  On March 2, 2009, in the first of these cases (Parallax), a jury rendered a verdict against STAAR for a total of $4.9 million in actual and punitive damages.  On May 11, 2009, the court entered final judgment in the amount of the $4.9 million jury verdict.  Appealing this judgment, litigating the second case, and either satisfying the final judgment or securing a bond for appeal, will require significant additional cash and enhancement of STAAR’s existing cash resources.  Management is seeking to meet this extraordinary short-term need for cash, but at the same time is focusing on cash management, increased revenue and improved profit margins as the keys to its long-term success and as the most important factor in attracting future investment.  See “Liquidity and Capital Resources” below.

STAAR believes its cash management plans are achievable and continues to seek ways to reduce spending; however, STAAR cannot provide assurance that it will achieve the level of intended savings.  Factors affecting the success of STAAR’s cash management plans include the ultimate payment, if any, required under the Parallax judgment and our degree of success in increasing the amount of cash generated by our business through increased sales and improved profit margins.

Increase gross profit margins.  In recent periods, sales of STAAR products have generally increased, except U.S. IOL sales.  U.S. IOL sales revenue has continued to decline, but the rate of decline appears to have slowed as STAAR has begun replacing older lens designs with higher priced NTIOL lenses.  In the first quarter of 2009 U.S. IOL sales declined 8% year-over-year, while the rate of decline was 16% in 2008 and 20% in 2007.  If our new IOL product introductions are successful, U.S. IOL sales may resume growing in 2009, but if this does not occur, STAAR may find it necessary to reduce spending in its U.S. operations more deeply.

While expanded market share and increased gross revenue remain key goals, STAAR believes that it can achieve profitability even at modest growth levels by increasing its profit margin through the following means:

•
Increasing ICL sales as a percentage of STAAR’s overall product mix.  ICLs and TICLs generally yield high margins and are STAAR’s most profitable products.  ICLs continue to represent the fastest growing product line of STAAR’s business and are the largest contributor to enhanced profit margins.  Bringing ICL and TICL to new markets, and expanding market share in existing markets, will improve STAAR’s profitability.  This initiative is described in greater detail under “Other Highlights – ICL Sales” below.

•
Shifting to higher value IOLs.  In 2007 and 2008 STAAR began converting its U.S. IOL product offering from lower value legacy products to newer aspheric designs that are eligible for enhanced CMS reimbursement as NTIOLs.  STAAR has now added aspheric optics to all of its IOL platforms.  While STAAR hopes to regain lost U.S. IOL market share through new product introductions, the enhanced profitability of these designs should significantly improve the performance of the U.S. IOL business even if market share gains are minimal.  New delivery systems for Collamer lenses introduced in 2008 and planned for 2009 are intended to improve the market uptake for these advanced, higher value lenses.  In addition, STAAR believes it can significantly improve gross margins in 2009 through continued growth in sales of its preloaded IOL offering, especially in Japan, where selling prices for IOLs are relatively high.

•
Improve product mix and pricing of other surgical products.  STAAR distributes a variety of complimentary products used in ophthalmic surgery as a service to its customers.  In an effort to improve margins of other surgical products, STAAR is reviewing all pricing to determine if products are priced appropriately and is discontinuing product lines with lower than average margins.

•
Implement Centers of Excellence Program.  STAAR believes that it has an opportunity to reduce costs while continuing its history of innovation by rationalizing its business among its worldwide operations through its Centers of Excellence program.  As the first initiative in this area as STAAR will make its U.S. facility the center of excellence for optical design and manufacturing of IOLs and Japan the center of excellence for design and manufacturing of delivery systems.  By moving all IOL manufacturing to STAAR’s Monrovia facility STAAR expects to significantly reduce costs by increasing volume without significantly increasing fixed costs, and to supply IOLs to STAAR Japan at a significant reduction to its current manufacturing cost.  Similarly, the transfer of delivery system development and manufacturing to Japan is expected to lead to cost savings and a greater focus on STAAR Japan’s more advanced lens injector designs.

Continue Cost Reduction Efforts.  While STAAR’s international operations, outside of Japan, have generally generated cash or been cash flow neutral in recent periods, losses from U.S. operations have been the principal cause of cash use on a consolidated basis.  To reduce these losses, STAAR implemented cost-cutting measures in the third fiscal quarter of 2007 and throughout 2008, including targeted reductions in the U.S. workforce.  Beginning in December 2007, STAAR began a process to closely rationalize and evaluate its spending levels.  These initiatives included streamlining STAAR’s U.S. organization by reducing spending levels in all areas of the business, renegotiating or eliminating certain obligations, and eliminating all executive bonus opportunities until STAAR showed positive trends toward achieving profitability.  During the first quarter of 2009, despite unusually high legal expenses of approximately $700,000, operating expenses declined $5 million from the first quarter of 2008; however, this decline partly reflects $3.8 million in acquisition costs related to STAAR Japan that we incurred in 2008.  The reduction in expense was nevertheless significant and continued the trend established in 2008, when STAAR achieved a $4.5 million reduction in U.S. annual operating expenses over the prior year.  These reductions have been offset, in part, by the need to increase expenses outside the U.S. to support STAAR’s 26% international ICL sales growth in 2008, and in 2009 STAAR seeks to identify opportunities for savings in its international operations.

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

Approval of ICL and TICL by Japanese regulators is pending.  Like other Asian countries, Japan has a high mean rate of myopia, which is often accompanied by astigmatism.  As a result STAAR believes that the Japanese market for ICL and TICL is promising.  STAAR Japan’s preloaded IOL injectors have established a presence in the Japanese cataract IOL market that could also help establish a market for the Collamer IOL.

Increase the ICL’s Share of the Refractive Market in Key Territories.  While the ICL and TICL are approved for sale in over 50 countries, a smaller group of countries where we have achieved significant sales volume and market share yields the bulk of our ICL and TICL sales revenue.   STAAR currently views the following as its key markets for the ICL and TICL:

•	United States

•	China

•	Germany

•	India

•	Korea

•	Spain

•	Latin America

To date, the highest penetration rate achieved by STAAR for ICL and TICL within any particular refractive surgery market has been 5%.  STAAR believes it has the opportunity to achieve significant profits if it can achieve a 5% or greater penetration rate in all of its key markets, and during 2009 will focus its international sales efforts on that goal.

Other Highlights

U.S. ICL Sales.  ICL sales growth in the U.S. market is a key goal because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies.  The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

Visian ICL sales in the U.S. grew 14% in the first quarter of 2009 compared to prior year, and grew 18% in 2008 when compared to 2007 levels.  This represents a trend of resumed growth in U.S. ICL sales following 2007 sales levels that did not grow beyond those reached in the first year of introduction.  STAAR believes that the following are among the factors that may have contributed to recent growth:

•
increasing use of the ICL by a number of surgeons among STAAR’s established U.S. customers as they have gained experience with the product and become more skilled at identifying, attracting and supporting those patients most likely to benefit from the ICL, including some 40 surgeons referred to as “advocates” who are the highest volume users of the ICL;

•	increased patient awareness of the ICL as a result of an increased number of favorable reports on the benefits of ICL in the U.S. mass media;

•
a change in marketing focus as STAAR has shifted from increasing its overall customer base to devoting more attention to identifying and supporting those surgical practices that show potential for significant repeat business through a professional commitment to the ICL technology; and

•	greater stability and focus in STAAR’s refractive support team following its reorganization in 2007 and 2008.

To achieve its plans, STAAR will need not only to sustain, but to increase this rate of growth.

STAAR believes that the global recession represents the largest challenge to increased growth in U.S. ICL sales.  Refractive surgery is an elective procedure generally not covered by health insurance.  Patients must pay for the procedure, frequently through installment financing arrangements.  ICL sales grew during 2008 and in the first quarter of 2009 despite worsening conditions in the general economy, decreased consumer spending, and reduced availability of credit.  However, STAAR believes that the recession has decreased the growth rate for U.S. ICL sales.  Refractive surgeons in the U.S. have reported a significantly lower volume of patients seeking refractive surgery, which reduces the number of patients to whom the ICL is offered.  While ICL sales have been more resistant to the recession than laser-based procedures, if severe recession conditions continue ICL sales may decline until consumer spending levels begin to recover.  STAAR believes that its share of the U.S. refractive market has grown during the past years, which will position the ICL for strong sales growth when conditions improve.

Other challenges to sustained growth in U.S. Visian ICL sales include the following:

•	the U.S. refractive surgery market has been dominated by corneal laser-based techniques, which continue to be better known than the Visian ICL among potential refractive patients;

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

U.S. IOL Sales.  For several years STAAR has experienced a decline in U.S. market share of IOLs.  The rate of decline appears to have slowed as STAAR has begun replacing older lens designs with higher priced NTIOL lenses.  In the first quarter of 2009 U.S. IOL sales declined 8% year-over-year, while the rate of decline was 16% in 2008 and 20% in 2007. Factors contributing to long-term decline in U.S. IOL sales include the slow pace of product improvement and enhancement during a period when we devoted most of our research and development resources to introducing the ICL and to resolving the regulatory and compliance issues raised by the FDA.  This long-term trend was intensified in 2007 by disruption in STAAR’s independent sales force when STAAR was unable to reach a new contract with regional manufacturer’s representatives in the third quarter of 2007.  In addition the trend was exacerbated by STAAR’s lagging behind its competitors in the introduction of IOLs with advanced aspheric optics, and by the entry of Alcon as a competitor in the Toric IOL market.

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

STAAR’s initiatives to enhance its IOL product line have resulted in the following recent developments:

•	the introduction of STAAR’s aspheric three-piece Collamer IOL in April 2007;

•	the introduction of STAAR’s aspheric three-piece silicone IOL November 2007;

•	the April 2008 introduction of the nanoPOINT™ injector, which delivers STAAR’s single piece Collamer IOL through a 2.2 mm incision;

•	the grant of New Technology IOL (“NTIOL”) status for the aspheric three-piece Collamer IOL in March, 2008;

•	the grant of NTIOL status for the aspheric single-piece Collamer IOL and the aspheric three-piece silicone IOL in July, 2008; and

•	the introduction of an aspheric single-piece Collamer IOL in the second quarter of 2009, which brings advanced aspheric optics to the micro-incision nanoPOINT platform.

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

All of STAAR’s aspheric lenses sold in the U.S. feature a proprietary optical design (patent pending) that is optimized for the naturally curved surface of the retina and certain other anatomical features of the human eye, and provides outstanding image quality even if decentered.

STAAR intends to continue to focus on the following projects designed to make our IOL product offering more competitive:

•	developing a Collamer Toric IOL to complement our pioneering silicone Toric IOL and better compete with the Alcon acrylic Toric IOL;

•	introduction of an all new injector system for the three-piece Collamer IOL; and

•	adapting our proprietary Preloaded Injector system to our new silicone aspheric IOLs for use in the U.S. market.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

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

Reorganization of U.S. Sales Force.  STAAR has comprehensively reorganized its U.S. sales force. STAAR now directly employs its regional sales managers and both direct and independent representatives sell the IOL product lines. STAAR believes that its reorganized sales force will position the company to capitalize on the ICL opportunity and enhancements to its cataract product line intended to make the line more competitive.

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

Status of TICL Submission.  STAAR’s activities as a sponsor of biomedical research are subject to review by the FDA. BIMO inspections are part of a program designed to ensure that data and information contained in requests for Investigational Device Exemptions (IDE), Premarket Approval (PMA) applications, and Premarket Notification submissions (510k) are scientifically valid and accurate. Another objective of the program is to ensure that human subjects are protected from undue hazard or risk during the course of scientific investigations. While the past procedural violations noted in the Warning Letter are serious in nature and required comprehensive corrective and preventative actions, the Company does not believe that these nonconformities undermine the scientific validity and accuracy of its clinical data, or that human subjects were subjected to undue hazard or risk.

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

The December 15, 2008 report was revised and resubmitted by the third party auditor, based on questions from the FDA.  The revised report dated March 13, 2009 was approved for release to STAAR on May 6, 2009.    This permits STAAR to complete its corrective action plan to address the findings of the third party auditor as reported to FDA and ensure that it is aligned with all of the auditor’s filings.  Once the corrective action plan is submitted and accepted by the FDA, an inspection by the local office will be scheduled.  The inspector will forward a report to FDA headquarters and it is expected that the FDA would then lift the integrity hold if the inspection results are satisfactory. After the hold is lifted, STAAR will be permitted to resubmit the clinical data for the TICL application, as certified by the third party auditor, and FDA will resume substantive review of the TICL data.  STAAR cannot assure investors that its corrective actions will be satisfactory to FDA, that ODE will grant approval to the TICL, or that the scope of requested TICL approval, if granted, would not be limited by the FDA.

Financing Strategy

While STAAR’s international business generates more than 75% of STAAR’s revenue, STAAR has reported losses on a consolidated basis over the last several years due to a number of factors, including eroding sales of cataract products in the U.S. and FDA compliance issues that consumed additional resources while delaying the introduction of new products in the U.S. market.    On December 14, 2007, STAAR borrowed $5 million from Broadwood Partners, L.P., at an interest rate of 7% per annum, primarily to fund the acquisition of STAAR’s remaining interest in the Canon Staar Joint Venture.

On April 2, 2009, after preliminary judgment was entered, Broadwood and the Company entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Broadwood note as a result of the judgment in the case of Parallax Medical Systems, Inc. v. STAAR.   In consideration of the Temporary Waiver Agreement, STAAR agreed to amend the Original Note to grant to Broadwood a security interest in substantially all of STAAR’s assets to secure STAAR’s obligations under the Original Note.  To effectuate this grant of a security interest, as of April 13, 2009 the Company and Broadwood entered into an Amended and Restated Senior Secured Promissory Note and Security Agreement.

The $4.9 million final judgment in the Parallax case, and the cost and exposure to a negative outcome in subsequent litigation, will exceed STAAR’s current capital resources.  Accordingly, STAAR expects to seek additional equity and/or debt financing and to explore other financing options to meet its need for working capital in 2009.  STAAR may also seek new capital to expand its business or fund efforts to improve efficiency.  However, STAAR does not expect to require significant new working capital to support operations if its initiatives for cash management and improved profitability continue in line with present trends.

STAAR’s need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in achieving and maintaining positive cash flow and earnings through the strategies described above under the caption “Strategy.”

New Accounting Pronouncements

In May 2008 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP No. APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  As the Company has no convertible debt instruments, the provisions of this FSP did not have an impact on the Company’s consolidated financial statements.

In June 2008, the Emerging Issues Task Force (EITF) issued EITF Abstracts Issue no. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (EITF 07-5).  The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock.  This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6–9 of SFAS No. 133 for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS No. 133. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative under that Statement issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders' equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement.  If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in paragraph 11(a) of Statement 133, it is classified as an equity instrument and is not accounted for as a derivative instrument.  This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6–9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  The Company provisions of EITF 07-5 were effective for the Company’s current fiscal year beginning January 3, 2009.  After evaluating the applicable financial instruments the Company has outstanding, management determined that the provisions of this issue had no impact on the Company’s consolidated financial position and results of operations.

On April 9, 2009, the Financial Accounting Standards Board issued FASB Staff Position No. 157-4 (FSP No. 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe that the provisions of this FSP, when effective, will result in a significant impact to its consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 107-1 and APB-28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion (APB) No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB 28.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe that the provisions of this FSP, when effective, will result in a significant impact to its consolidated financial statements.

On April 1, 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.   This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the provisions of this FSP did not have any impact to the Company’s consolidated financial statements.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our unaudited Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended April 3, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company's statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales		Percentage Change
	April 3, 2009	March 28, 2008	2009 vs. 2008

Net sales	100.0%	100.0%	1.8%
Cost of sales	43.5	56.8	(22.2)
Gross profit	56.5	43.2	33.3

General and administrative	23.4	24.8	(3.6)
Marketing and selling	31.6	36.0	(10.6)
Research and development	7.7	9.6	(17.8)
Loss on settlement of pre-existing distribution arrangement	—	21.4	(100.0)
	62.7	91.8	(30.4)
Operating loss	(6.2)	(48.6)	(87.0)
Other income (expense), net	(0.5)	0.2	—	*
Loss before provision for income taxes	(6.7)	(48.4)	(85.9)
Provision for income taxes	2.4	1.4	69.0
Net loss	(9.1)%	(49.8)%	(81.4	) %

*      Denotes change is greater than 100%

Net Sales

Net sales for the first quarter of 2009 were $18.3 million, an increase of approximately 2% compared with $18.0 million for the same period of 2008.  The change in net sales was due mainly to a 5% increase in international product sales, offset by a an approximate decrease of 6% in U.S. net sales.  Changes in currency had a $0.6 million unfavorable impact on net sales for first quarter of 2009.

International sales for the first quarter 2009 were $14.0 million, up 5% compared with $13.4 million reported in the same period of 2008.  During the current quarter, international Visian ICL sales grew to $3.7 million, a 17% increase compared to the $3.2 million sales reported in the prior year.  Revenue grew in several key countries, including Korea at 33% growth, India at 201%, Japan at 17%, Spain at 16%, France at 92% and the U.K. 19%.  International IOL sales grew to $6 million, which is a 7% increase over sales of $5.6 million in the prior year. During the quarter preloaded IOL sales increased by 13% over prior year, and sales in STAAR Japan increased by 26%.

U.S. sales declined by 6% to $4.2 million compared with the same period in 2008 due to a 33% decline in other product sales and an 8% decline in IOL sales.   These declines were partially offset by a 24% increase in U.S. Visian ICL as U.S. Visian ICL sales grew to $1.4 million, compared to $1.1 million in 2008.

U.S. IOL sales declined by 8% for the quarter, despite the fact that during the first two months sales were flat compared to the prior year.  Unit volume of low margin IOLs decreased as the Company continued its strategy to deemphasize low margin product lines.  Decreased sales of low margin IOLs were largely offset by increased average selling prices of NTIOL products.

Global Visian ICL® sales grew to $5.1 million, which is an 18% increase over the $4.3 million reported in same period of the prior year.  Global IOL sales increased by 3% while the non IOL portion of cataract sales declined by 12%, reflecting the strategy in the U.S. to deemphasize product lines that have historically yielded low gross margins.

Gross Profit Margin

Gross profit for the first quarter was $10.3 million, or 57% of revenue, compared with $7.8 million, or 43% of revenue, in the prior year period.  The gross margin for the first quarter of 2008 was negatively impacted by costs associated with the acquisition of the remaining interests of STAAR Japan.  The increase in gross margin was due to the Company’s sales and marketing focus on higher margin products such as ICLs, Preloaded IOLs and NTIOLs and the corresponding decrease in lower margin product sales. As a percentage of revenue, the U.S. reported a 10 percentage point gross profit improvement, while international operations reported a 2 percentage point improvement, led by STAAR Japan with a 7 percentage point improvement.

General and administrative

General and administrative expenses for the quarter were $4.3 million, a decrease of 4% when compared with $4.4 million last year. The decrease resulted from across-the-board cost reduction efforts implemented during 2008, which were largely offset by legal expenses during the quarter.  Legal expenses were approximately $0.7 million for the quarter, which included the cost of trial in the Parallax case.

Marketing and Selling

Marketing and selling expenses for the first quarter of 2009 dropped approximately $0.7 million to $5.8 million as compared with $6.5 million in the same period in 2008.  This 11% decrease was due to reduced salaries, travel, commissions and consulting fees in the U.S. and reduced promotional activities internationally.

Research and Development

Research and development expenses for the quarter were $1.4 million, an 18% decline compared with the first quarter of 2008.  The decrease was due to reduced expenses and reorganization of the Regulatory and Clinical Affairs area, as well as more focused use of resources as we rationalize our global research and development activities.

Loss on Settlement of Pre-existing Distribution Arrangement

In connection with the Company’s acquisition of STAAR Japan, the Company recorded an approximate $3.9 million loss at the close of the acquisition on December 29, 2007, the first quarter of 2008.  This loss represents the portion of the consideration paid by STAAR for the Acquisition that was deemed to represent the amount paid to settle the preexisting relationship between Canon Staar and the Canon companies, in particular for the termination of the pre-existing distribution arrangement that was deemed unfavorable to STAAR Japan and to STAAR when compared to a comparable at-market arrangement as of the December 29, 2007 closing date.

Liquidity and Capital Resources

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For several years STAAR has incurred significant losses, has not generated sufficient cash to sustain its operations, and has relied on debt and equity financing to supplement cash from operations.  As of April 3, 2009, STAAR had approximately $3.7 million of cash and cash equivalents.  STAAR’s likely cash requirements rose considerably on March 2, 2009, when an adverse verdict against STAAR in Parallax Medical Systems, Inc. v. STAAR Surgical Company.  This case, originally filed on September 21, 2007, resulted in an award against STAAR of approximately $2.2 million in actual damages and $2.7 million in punitive damages.  The $4.9 million judgment is included in “other current liabilities” on the consolidated balance sheets as April 3, 2009 and January 2, 2009.  The Parallax judgment, along with STAAR’s history of recurring losses, negative cash flows and limited access to capital, has raised substantial doubt regarding STAAR’s ability to continue as a going concern.   The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STAAR seeks to overcome the substantial doubt concerning its ability to continue as going concern by doing one or more of the following: continuing to pursue its strategic operating goals for enhanced profitability, by obtaining new debt and/or equity financing and by selling non-strategic assets.  STAAR’s strategic operating goals include the following:

·   Improve cash flow and continue cost reduction efforts. In the latter part of 2007 and throughout 2008, STAAR implemented cost-cutting measures and began a process to closely rationalize and evaluate its spending levels, which included a targeted reduction in the U.S. workforce, streamlining the U.S. organization by reducing spending levels in all areas of the business, renegotiating or eliminating certain obligations, and eliminating all cash executive bonus opportunities until STAAR showed positive trends toward achieving profitability.  Through these efforts STAAR has significantly reduced its cash used in operating activities in the first quarter of 2009 as compared to both the same period in the prior year and the fourth quarter in 2008 and, if recent operating trends continue, STAAR may generate positive cash flow from operations during one or more quarters of 2009;

·   Increase gross profit margins.  In recent periods STAAR has experienced increased sales in ICLs both domestically and internationally and in IOLs internationally.  STAAR believes that the key to achieving profitability is to increase profit margins, primarily by increasing ICL sales as a percentage of STAAR’s overall product mix.  ICLs and TICLs generally yield higher margins and continue to represent the fastest growing product line of STAAR’s business.  While the ICL and TICL are approved for sale in over 50 countries, STAAR has achieved increasing sales and market share of the refractive surgical market in a number of select countries, including in the U.S., South Korea, China, India, Spain, Germany and Latin America.  Bringing ICL and TICL to new markets, and expanding market share in existing markets, will improve STAAR’s profitability and during 2009 STAAR will focus its sales efforts on this goal;

·   Secure key regulatory approvals.  Regulatory approval of higher margin products in significant markets can yield rapid sales growth and improve profitability.  The principal regulatory approvals pursued by STAAR at this time are the U.S. approval of the TICL and the approval of ICL and TICL in Japan. Although the timing of the regulatory approval is never certain, the Company believes approval of these products could be granted in 2009.

In addition, STAAR’s ability to overcome this substantial doubt concerning its ability to continue as a going concern depends on several factors involving certain current litigation matters.  On May 11, 2009 the court entered final judgment in the Parallax case reaffirming the $4.9 million jury verdict.  The Court has stayed the execution of judgment and collection of damages until June 22, 2009, forty days after the entry of final judgment.  Following expiration of the stay, to avoid enforcement of the judgment pending resolution of the appeal, STAAR will be required to obtain a surety bond of up to 1.5 times the judgment amount, or up to approximately $7.4 million, fully secured with cash collateral unless a court permits a lesser amount.  On May 15, 2009, the court will hear argument on Parallax’s motion for legal fees in the amount of approximately $314,000 related to its defense of STAAR’s cross complaint.  STAAR is opposing this motion on grounds that it has no legal or factual basis, as well as on procedural grounds.  STAAR cannot predict the outcome of this hearing and cannot estimate the amount or range of loss, if any, in the event of an unfavorable outcome related to the motion for legal fees.  If STAAR is unable to obtain additional capital to satisfy the judgment or post an appeal bond before June 23, 2009 STAAR expects it will be required to petition for protection under federal bankruptcy laws, which could further impair its financial position and liquidity.  In addition, another lawsuit similar to the Parallax case, Moody v. STAAR Surgical Company, is currently scheduled for trial in the Superior Court of California, County of Orange, on October 19, 2009 and could result in further significant liability.  Because no two courts or trials are identical, the outcome of the Moody case cannot be predicted and STAAR cannot estimate the amount or range of loss, if any, in the event of an unfavorable outcome.

Among the events of default in the Amended and Restated, Senior Secured Promissory Note (“the Note”), amended and restated on April 13, 2009, held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.” On April 2, 2009, after preliminary judgment was entered, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the Parallax judgment.  The Temporary Waiver Agreement provides that no such default will be deemed to have occurred until June 23, 2009, expiration of the stay of judgment.  If at that time STAAR cannot satisfy the judgment or fund an appeal bond, an event of default will occur under the Note resulting in the Note becoming immediately due and payable and triggering rights under the Security Agreement with Broadwood.  As STAAR currently does not have cash or a binding agreement to provide funds sufficient to satisfy the judgment or fund an appeal bond, STAAR’s obligation under the Note, net of the related discount, has been reclassified as current indebtedness in STAAR’s consolidated balance sheet as of April 3, 2009.

The substantial doubt about STAAR’s ability to continue as a going concern and this reclassification of the Note as current indebtedness could also affect STAAR’s relationship with its trade suppliers and their willingness to continue to conduct business with STAAR on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, the Company’s need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.

If the Company is unable to satisfy the judgment or fund an appeal bond it expects to be potentially required seek relief under the U.S. Bankruptcy Code.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of April 3, 2009 and January 2, 2009, the Company had $3.7 million and $5.0 million, respectively, of cash and cash equivalents.

Net cash used in operating activities was $0.4 million for the three months ended April 3, 2009, compared to $3.4 million for the three months ended March 28, 2008.  Approximately $2.5 million of the total cash used in operating activities in the first quarter of 2008 was used by STAAR Japan in assuming distribution from Canon Marketing and for payments on inventory purchased from Canon Marketing.

Net cash used in investing activities was $0.1 million for the three months ended April 3, 2009, compared to net cash provided by investing activities of $2.5 million for the three months ended March 28, 2008.  Cash acquired in connection with the acquisition of STAAR Japan approximated $3.0 million, reduced by $0.3 million related to transactions costs paid during the three months ended March 28, 2008.  STAAR also incurred approximately $1 million in direct transaction and related costs, of which $472,000 were paid and $528,000 included in accounts payable and accrued liabilities as of March 28, 2008.

Net cash used in financing activities was $0.3 million for the three months ended April 3, 2009 compared to $0.2 million for the three months ended March 28, 2008 wholly due to repayment of capital lease lines of credit.

Accounts receivable at April 3, 2009 decreased $0.5 million relative to January 2, 2009.  Days sales outstanding (“DSO”) were 39 days at April 3, 2009 compared to 47 days at March 28, 2008.  The Company expects to maintain DSO within a range of 40 to 45 days during the course of the 2009 fiscal year.

Credit Facilities, Contractual Obligations and Commitments

Credit Facilities

As detailed below, the Company has credit facilities with different lenders to support operations in the U.S., Germany and Japan.

Broadwood Promissory Note

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”), a stockholder in the Company, pursuant to a Senior Promissory Note between the Company and Broadwood.  On April 2, 2009, after the preliminary Parallax judgment was entered, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the Parallax judgment.  In consideration of the Temporary Waiver Agreement, STAAR agreed to amend the Senior Promissory Note to grant to Broadwood a security interest in substantially all of STAAR’s assets to secure STAAR’s obligations under the original Senior Promissory Note.  To effectuate this grant of a security interest, as of April 13, 2009, the Company and Broadwood entered into an Amended and Restated Senior Secured Promissory Note (the “Note”) and Security Agreement.  All other key terms of the Note remained unchanged.  The Note has a term of three years and bears interest at a rate of 7% per annum, increasing to 20% per annum if there is a default.  The Note may be pre-paid by the Company at any time without penalty, with prior notice, and is not subject to covenants based on financial performance or financial condition (except for insolvency).  The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood.

As additional consideration for the loan, the Company also entered into a Warrant Agreement with Broadwood (the “December 2007 Warrant Agreement”) with Broadwood granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The December 2007 Note also provides that if any indebtedness remains outstanding under the Note on June 1, 2009, the Company will issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding.  As of the date of this report, these additional 700,000 warrants are issuable because the Company has not given notice of pre-payment, and does not intend to pre-pay, any of the outstanding principal balance by June 1, 2009.  The issuance of these additional warrants will be treated as an additional discount on the Note and amortized to interest expense over the remaining term of the Note using the effective interest method.  The December 2007 Warrant Agreement also provides that the Company will register for resale with the Securities Exchange Commission (“SEC”) the 700,000 shares issuable on exercise of the December 2007 Warrant, and the 700,000 shares that are issuable under additional warrants if indebtedness remains outstanding on the Note on June 1, 2009.  The Company filed and secured effectiveness of a registration statement covering resale of the shares.  If the registration statement is not kept effective by the Company and the lapse exceeds permitted suspensions, the Company is obligated to issue additional 30,000 warrants per month for each month that the Company remains non-compliant with maintaining registration requirement through the term of the warrants as the sole remedy to the warrant holder (a maximum of approximately 1,700,000 warrants issuable as of April 3, 2009 under an assumed noncompliance as of that date).

Covenant Compliance

On March 2, 2009, a verdict was rendered in the case of Parallax Medical Systems, Inc. v. STAAR Surgical Company whereby a jury awarded Parallax approximately $4.9 million, comprising of $2.2 million in actual damages and $2.7 million in punitive damages.  On May 11, 2009, the court entered final judgment reaffirming this jury awarded judgment amount.  Among the events of default in the Note is any judgment in excess of $500,000 against the Company that “shall remain unpaid.” April 2, 2009, after the preliminary Parallax judgment was entered, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the Parallax judgment. The Temporary Waiver Agreement provides that no such default will be deemed to have occurred until expiration of the stay of final judgment in the case, or June 23, 2009.  If STAAR cannot satisfy the judgment or fund an appeal bond before June 23, 2009, an event of default will occur under the Note resulting in the Note becoming immediately due and payable, including interest accruing on the Note at the maximum default rate of 20%, an increase of approximately $650,000 per year in interest costs.  As STAAR currently does not have cash or a binding agreement to provide funds sufficient to satisfy the judgment or fund an appeal bond, STAAR’s obligation under the Note, net of the related discount, has been reclassified as current indebtedness in STAAR’s consolidated balance sheet as of April 3, 2009.

Capital Lease Agreements

The Company’s lease agreement with Farnam Street Financial, Inc., as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of SFAS 13 “Accounting for Leases,” purchases under this facility are accounted for as capital leases and generally have a thirty-month to three-year term. Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed-upon fair value.  On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provided for additional purchases of $800,000 during 2008. The terms of this new schedule conform to the amended agreement dated October 9, 2006.

Lines of Credit

The Company’s German subsidiary, Domilens, entered into a credit agreement on August 30, 2005. The credit agreement provides for borrowings of up to 100,000 EUR ($134,000 at the rate of exchange on April 3, 2009), at a rate of 8.5% per annum and does not have a termination date. The credit agreement is automatically renewed on an annual basis based on the same terms.  The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not collateralized.  There were no borrowings outstanding as of April 3, 2009 and January 2, 2009 and the full amount of the line was available for borrowing as of April 3, 2009.

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended, with Mizuho Bank providing borrowings of up to 400,000,000 Japanese Yen (approximately $4.0 million based on the rate of exchange on April 3, 2009), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of April 3, 2009) and terminates on April 20, 2010, but may be renewed annually.  The credit facility is not collateralized.  The Company had 200,000,000 Japanese Yen outstanding on the line of credit as of April 3, 2009 and January 2, 2009 (approximately $2.0 million based on the exchange rate on April 3, 2009).

Redeemable, Convertible Preferred Stock

On December 29, 2007, the Company issued 1,700,000 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) to the Canon companies as partial consideration for their 50% interest in Canon Staar Co., Inc.

The Preferred Stock is redeemable by the Company at any time on or after the first anniversary of the issuance date at a price of $4.00 per share plus any accrued or declared but unpaid dividends (“Redemption Price”).  The holders of the Preferred Stock have a right, exercisable at any time on or after the third anniversary of the issuance date by a majority vote of the Preferred Stock holders, to require the Company to redeem the Preferred Stock at the Redemption Price.  Because after the third anniversary of issuance the Preferred Stock is redeemable at the option of the holders, which is not within the control of the Company, the aggregate $6.8 million Redemption Price of the Preferred Stock is presented on a separate line of the consolidated balance sheet, as neither debt nor equity.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

Litigation and Claims

Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136).  Final judgment in this case was entered on May 11, 2009, in accordance with a March 2, 2009 jury verdict awarding approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc.  Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR.  Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007.  Parallax originally filed its complaint against STAAR on September 21, 2007, claiming, among other things, that STAAR interfered with Parallax’s prospective economic advantage when it informed a regional IOL distributor that Parallax had a covenant restricting the sale of competing products, and that STAAR interfered with Parallax’s contracts when STAAR caused some of its current or former subcontractors to enter into new agreements to represent STAAR products.  STAAR filed a cross-complaint alleging breach of contract and misappropriation of trade secrets; the jury found in favor of Parallax on the cross-complaint.  The complaint sought $48 million in actual damages and unspecified punitive damages.

Final judgment was entered following a hearing on principal post-trial motions on May 8, 2009.  On May 15, 2009, the court will hear argument on Parallax’s motion for legal fees in the amount of approximately $314,000 related to its defense of STAAR’s cross complaint.  STAAR is opposing this motion on grounds that it has no legal or factual basis, as well as on procedural grounds.  STAAR cannot predict whether the ruling on the motion for legal fees will be granted.

STAAR believes that the Parallax case was incorrectly decided as to liability, the amount of compensatory damages and the appropriateness and amount of punitive damages, and intends to vigorously appeal the outcome of this case.  The court has stayed the execution of judgment and collection of damages until June 22, 2009, forty days after the rendering of final judgment.  Following expiration of the stay, to avoid enforcement of the judgment pending resolution of the appeal, STAAR will be required to obtain a surety bond of up to 1.5 times the judgment amount, fully secured with cash collateral unless a court permits a lesser amount.

Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132).  Scott C. Moody, Inc., also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint.  Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007.  Like Parallax, Moody claims that STAAR interfered with Moody’s prospective economic advantage when it informed a regional IOL distributor that Moody had a covenant restricting the sale of competing products.  The complaint seeks $32 million in actual damages and unspecified punitive damages.  STAAR has filed a cross-complaint alleging breach of contract and misappropriation of trade secrets.

The Moody case is currently scheduled to be tried before a jury on October 19, 2009.  STAAR believes that the evidence to be presented in Moody does not support liability for interference with prospective business advantage or interference with Moody’s contracts with former subcontractors, and does not support damages at a level that is material to STAAR.  However, the Parallax and Moody cases have many facts in common; the plaintiff in Moody alleges that the same conduct of STAAR interfered with its prospective business advantage, and Moody will also be tried before a jury.  The Moody plaintiff has also indicated it will seek punitive damages.  But because no two courts or trials are identical, the outcome of the Moody case cannot be predicted.  In particular, important factual differences exist between the two cases, it is possible that the Moody court will permit different evidence or arguments to be presented at trial, and the outcome of jury trials is inherently uncertain.  On May 4, 2009, STAAR retained new counsel for the Moody case following the appointment of its former lead counsel to a judgeship on the California Superior Court.

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

ITEM 1A.            RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2009.

ITEM 6.               EXHIBITS

Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
4.1	Certificate of Designation of Series A Convertible Preferred Stock.(1)
4.2	1991 Stock Option Plan of STAAR Surgical Company.(3)
4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(4)
4.4	Form of Certificate for Common Stock, par value $0.01 per share.(5)
4.5	2003 Omnibus Equity Incentive Plan, as amended, and form of Option Grant and Stock Option Agreement.(6)
10.71	Temporary Waiver Agreement, dated April 2, 2009, by and between Broadwood Partners, L.P. and the Company.(7)
10.72	Amended and Restated Senior Secured Promissory Note between the Company and Broadwood Partners, L.P., dated April 13, 2009.(8)
10.73	Security Agreement by and between the Company and Broadwood Partners, L.P., dated April 13, 2009.(8)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.
(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2009, as filed with the Commission on April 2, 2009.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2009.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: May 13, 2009	By: /s/ DEBORAH ANDREWS
Deborah Andrews

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)