Form 10-Q
period 2009-10-02
STAAR SURGICAL CO
filed 2009-11-12
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2009

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant has 34,729,348 shares of common stock, par value $0.01 per share, issued and outstanding as of November 10, 2009.

STAAR SURGICAL COMPANY

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	October 2, 2009	January 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,644	$4,992
Restricted cash	7,368	—
Short-term investments – restricted	—	179
Accounts receivable trade, net	9,411	8,422
Inventories	15,296	16,668
Prepaids, deposits and other current assets	2,196	2,009
Total current assets	39,915	32,270
Property, plant and equipment, net	5,180	5,974
Intangible assets, net	5,039	5,611
Goodwill	7,847	7,538
Other assets	1,242	1,189
Total assets	$59,223	$52,582
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,182	$6,626
Line of credit	2,220	2,200
Deferred income taxes – current	282	282
Obligations under capital leases – current	940	989
Other current liabilities	12,129	11,366
Total current liabilities	21,753	21,463
Note payable – long-term, net of discount	4,389	4,414
Obligations under capital leases – long-term	1,084	1,335
Deferred income taxes – long-term	787	897
Other long-term liabilities	1,967	1,678
Total liabilities	29,980	29,787
Commitments and contingencies (Note 12)
Series A redeemable convertible preferred stock, $0.01 par value; 10,000 shares authorized; 1,700 shares issued and outstanding at October 2, 2009 and January 2, 2009, respectively. Liquidation value $6,800.	6,780	6,768
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; issued and outstanding 34,729 at October 2, 2009 and 29,503 at January 2, 2009	347	295
Additional paid-in capital	149,268	138,811
Accumulated other comprehensive income	3,456	2,812
Accumulated deficit	(130,608)	(125,891)
Total stockholders’ equity	22,463	16,027
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$59,223	$52,582

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net sales	$18,113	$18,112	$55,514	$56,737
Cost of sales	8,278	7,654	24,675	26,990
Gross profit	9,835	10,458	30,839	29,747
General and administrative	3,490	3,480	11,626	11,441
Marketing and selling	5,972	6,514	17,784	20,627
Research and development	1,542	1,890	4,395	5,965
Loss on settlement of pre-existing distribution arrangement	—	—	—	3,850
Operating loss	(1,169)	(1,426)	(2,966)	(12,136)
Other income (expense):
Interest income	28	47	36	138
Interest expense	(551)	(222)	(1,183)	(645)
Gain/(loss) on foreign currency transactions	3	(473)	200	(329)
Other income (expense), net	(68)	63	122	130
Other expense, net	(588)	(585)	(825)	(706)
Loss before provision for income taxes	(1,757)	(2,011)	(3,791)	(12,842)
Provision for income taxes	210	239	926	893
Net loss	$(1,967)	$(2,250)	$(4,717)	$(13,735)
Loss per share – basic and diluted	$(0.06)	$(0.08)	$(0.15)	$(0.47)
Weighted average shares outstanding – basic and diluted	34,701	29,490	31,751	29,489

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2009	September 26, 2008
Cash flows from operating activities:
Net loss	$(4,717)	$(13,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,797	2,055
Amortization of intangibles	585	625
Amortization of discount	265	180
Fair value adjustment of warrant	74	60
Loss on disposal of property and equipment	96	89
Change in net pension liability	117	302
Stock-based compensation expense	1,207	1,195
Loss on settlement of pre-existing distribution arrangement	—	3,850
Other	51	(196)
Changes in working capital, net of business acquisition:
Accounts receivable	(868)	(2,482)
Inventories	1,351	1,613
Prepaids, deposits and other current assets	(28)	434
Accounts payable	(225)	(1,892)
Other current liabilities	597	665
Net cash provided by (used in) operating activities	302	(7,237)
Cash flows from investing activities:
Cash acquired in acquisition of Canon Staar, net of acquisition costs	—	2,215
Restricted cash, including reinvested interest	(7,368)	—
Acquisition of property and equipment	(320)	(802)
Proceeds from sale of short-term investments – restricted	168	—
Proceeds from sale of property and equipment	160	100
Net change in other assets	5	149
Net cash (used in) provided by investing activities	(7,355)	1,662
Cash flows from financing activities:
Net proceeds from public sale of equity securities	8,548	—
Borrowings under line of credit	630	3,760
Repayment under line of credit	(630)	(1,880)
Proceeds from the exercise of stock options	—	40
Repayment of capital lease obligations	(852)	(762)
Net cash provided by financing activities	7,696	1,158
Effect of exchange rate changes on cash and cash equivalents	9	219
Increase (decrease) in cash and cash equivalents	652	(4,198)
Cash and cash equivalents, at beginning of the period	4,992	10,895
Cash and cash equivalents, at end of the period	$5,644	$6,697

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The condensed balance sheet as of January 2, 2009 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements for the three and nine months ended October 2, 2009 and September 26, 2008, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

The results of operations for the three and nine months ended October 2, 2009 and September 26, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s reporting periods ends on the Friday nearest to the calendar quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has evaluated subsequent events through November 11, 2009, the date it filed its report on Form 10-Q for the quarter ended October 2, 2009 with the Securities Exchange Commission (“SEC”).

Going Concern

In the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2009, the report of the Company’s independent registered public accounting firm included an explanatory paragraph indicating that substantial doubt exists about STAAR’s ability to continue as a going concern. STAAR’s management believes that since that time it has made significant progress towards the goal of overcoming this doubt. The developments that have enhanced management’s confidence in STAAR’s ability to continue as a going concern are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources.” They include the following:

•	improved cash flows from operations and continued cost reduction efforts;
•	the completion of a registered public offering yielding total cash proceeds of $8.5 million;
•	the use of proceeds from that offering to post a $7.3 million deposit in connection with the approximate $5.0 million total adverse judgment in the Parallax case, resolving the Company’s largest previously unfunded cash obligation;
•	the Company’s general trend of increasing gross profit margins on a year-to-date basis;
•	the Company’s success in securing key regulatory approvals and prospects for future approvals;
•	the recent removal of the “integrity hold” put in place by the FDA on August 3, 2007

Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136). Final judgment in this case was rendered on May 11, 2009, in accordance with a March 2, 2009 jury verdict finding that STAAR was liable for approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc. for intentional and negligent interference with prospective business advantage. Parallax is a former independent regional manufacturer’s

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies  – (continued)

representative (“RMR”) of STAAR. Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007. On July 14, 2009, the Court in part granted STAAR’s motion to strike or reduce Parallax’s claim for approximately $109,000 in trial-related costs, of which approximately $56,000 was awarded to Parallax. On August 18, 2009, the Court amended its final judgment to include these costs and approximately $20,000 in pre-judgment interest, for a total judgment of $4,966,000. If STAAR’s appeal is unsuccessful, post-judgment interest at a rate of 10% per annum will also be payable.

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

On October 22, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for the appeal in the Parallax case. The insurer’s agreement to defend is subject to a full reservation of its rights and defenses. Accordingly, insurance proceeds may not be available to pay any portion of the judgment for compensatory damages in Parallax if STAAR fails to prevail in its appeal, and the insurance will not cover punitive damages if they are upheld on appeal.

Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132). Scott C. Moody, Inc., also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint. Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007. Like Parallax, Moody claims that STAAR intentionally and negligently interfered with Moody’s prospective economic advantage when it informed a regional IOL distributor that Parallax’s agreement had a covenant restricting the sale of competing products. The complaint seeks $32 million in actual damages and unspecified punitive damages.

Jury trial in the Moody case began on October 19, 2009. STAAR believes that the evidence to be presented in Moody does not support liability for interference with prospective business advantage, and does not support damages at a level that is material to STAAR. However, the Parallax and Moody cases have many facts in common: the plaintiff in Moody alleges that the same conduct of STAAR interfered with its prospective business advantage, and Moody will also be decided by a jury and could result in further significant liability. The Moody plaintiff has also indicated it will seek punitive damages. Because no two courts or trials are identical, the outcome of the Moody case cannot be predicted and STAAR cannot estimate the amount or range of loss, if any, in the event of an unfavorable outcome.

On October 14, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for its defense of the Moody case. STAAR believes that along with those funds its cash resources are sufficient to vigorously defend the Moody case. The insurer’s agreement to defend is subject to a full reservation of its rights and defenses, which could include a claim that losses under a final judgment fall outside the policy. Accordingly, insurance proceeds may not be available to pay a judgment if STAAR fails to prevail in the Moody case, and in any event insurance cannot pay punitive damages if they are awarded. As a result a judgment in Moody that is in the same range as the Parallax judgment could exceed STAAR’s available cash resources.

STAAR has a history of losses, its business is subject to numerous risks and contingencies and it cannot assure investors that its cash needs will not again exceed the level of cash generated by operations. Future obligations and liabilities that could exceed STAAR’s current cash reserves include the following:

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies  – (continued)

•	the $5 million principal indebtedness under the Senior Secured Promissory Note held by Broadwood Partners, L.P. (the “Broadwood Note”), which becomes due on December 14, 2010;
•	a material adverse judgment in the case Scott Moody v. STAAR Surgical Company, in which trial commenced on October 19, 2009 and if such a material adverse judgment occurs and remains unpaid, then the Company will be in default on the Broadwood Note at that time.

In addition, the holders of 1.7 million shares of outstanding Series A Redeemable, Convertible Preferred Stock have the right to redeem the stock at a price of $4.00 per share, or $6.8 million in aggregate, beginning on December 29, 2010, to the extent the Company has funds available to redeem the shares in accordance with the Delaware General Corporation Law (see Note 9).

If the Company’s need for cash exceeds available resources, the Company may be required to seek additional financing through the sale of debt and/or equity securities. The Company cannot assure that such financing will be available on acceptable terms, if at all, and an inability to secure additional and adequate financing could jeopardize the Company’s ability to continue as a going concern.

New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168 (SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended). The FASB Accounting Standards CodificationTM (“Codification” or “ASC”) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Content contained in the SEC Sections of the Codification is provided for convenience and relates only to SEC registrants. The SEC Sections are not the authoritative sources of such content and do not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. Content in the SEC Sections is expected to change over time, and there may be delays between SEC and staff changes to guidance and Accounting Standards Updates. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. On the effective date of SFAS No. 168, the Codification has superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company’s third quarter ended October 2, 2009 and authoritative references to current and prior applicable GAAP in the Company’s filings and other documents, as necessary, will be made using the relevant sections of the Codification.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 —  Generally accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted ASU 2009-01 during the quarter ended October 2, 2009, and its application did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-04, “Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99” (“Update 2009-04”). Update 2009-04 updates Section 480-10-S99, “Distinguishing Liabilities from Equity”, to reflect the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of ‘Redeemable

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies  – (continued)

Preferred Stocks”’ (“ASR No. 268”). ASR No. 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The Company adopted ASU 2009-04 during the quarter ended October 2, 2009, and its application did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the quarter ended October 2, 2009, and its application did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-08, “Earnings per Share — Amendments to Section 260-10-S99” (ASU 2009-08). This ASU represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company adopted ASU 2009-08 during the quarter ended October 2, 2009, and its application did not have an impact on the Company’s consolidated financial statements.

In October, 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements,” which amends Subtopic 605-25. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and enables companies to account for products or services (deliverables) separately as opposed to a combined unit. The Company adopted ASU 2009-13 during the quarter ended October 2, 2009, and its application did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Restricted Cash and Short-Term Investments

On June 22, 2009, the Company posted a $7.3 million deposit (approximately 150% of the Parallax judgment amount) with the Superior Court of California, County of Orange, pending the appeal of the judgment (see Note 12). The Court maintains full control of, and access to the deposit, including the ultimate disbursement of any and all amounts, plus interest, depending on the final outcome of the Parallax appeal or settlement, if any. The Company has no access to these funds and limited information as to their investment status. The Court will pay 1.5% interest per annum on the deposit, which will be reinvested into the deposit account by the Court and is subject to the same restrictions as the principal amount. The Company has classified this restricted cash deposit as a current asset commensurate with the Parallax judgment being included in other current liabilities (see Notes 6 and 12). Once the Parallax appeal is final and the amount to be paid, if any, is known, the Company will liquidate the deposit held by the Court and depending on the final judgment amount the Company may or may not use the funds from the deposit to pay the judgment. Therefore, the Company considers this deposit to be akin to a purchase of a temporary investment with the Court and any activity in this account from its inception to liquidation will be included as investing cash outflows and inflows in the Company’s consolidated statements of cash flows.

Short-term investments at January 2, 2009 consisted of an original maturity four-month Certificate of Deposit at 7.5% held by our subsidiary in Australia, which matured in February 2009.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 3 — Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	October 2, 2009	January 2, 2009
Raw materials and purchased parts	$1,473	$1,462
Work-in-process	2,645	3,028
Finished goods	11,178	12,178
	$15,296	$16,668

Note 4 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	October 2, 2009	January 2, 2009
Prepaids and deposits	$953	$1,703
Insurance receivable	300	—
Other current assets*	943	306
	$2,196	$2,009

*	No item in “other current assets” above exceeds 5% of total current assets.

Note 5 — Goodwill and Other Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	October 2, 2009			January 2, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,747	$(7,899)	$2,848	$10,739	$(7,578)	$3,161
Customer relationships	1,741	(305)	1,436	1,725	(172)	1,553
Developed technology	1,106	(351)	755	1,096	(199)	897
Total	$13,594	$(8,555)	$5,039	$13,560	$(7,949)	$5,611

As of October 2, 2009 the gross carrying amount of the amortizable intangible assets had increased by $34,000 as a result of changes in the foreign currency exchange rates. The change in the carrying amount of goodwill presented on the accompanying consolidated balance sheets is also due to the effects of foreign currency translation.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 6 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	October 2, 2009	January 2, 2009
Accrued salaries and wages	$1,919	$2,467
Commissions due to outside sales representatives	218	395
Accrued audit fees	531	413
Customer credit balances	609	546
Accrued income taxes	1,178	486
Accrued legal	433	383
Accrued insurance	—	380
Accrued legal judgment including interest	5,181	4,900
Other*	2,060	1,396
	$12,129	$11,366

*	No item in “other” above exceeds 5% of total current liabilities.

Note 7 — Employee Benefits

The Company has historically maintained a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary, which is accounted for as a defined benefit plan under the provisions of ASC 715-30, “Defined Benefit Plans — Pension” (previously accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”).

In connection with the Company’s acquisition of the remaining interest in STAAR Japan, Inc., STAAR assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan (“Japan Plan”) substantially covering all of the employees of STAAR Japan. STAAR Japan accounts for the Japan Plan under the requirements of ASC 715-30 (previously accounted for under SFAS No. 158).

Effective September 30, 2009 (“Distribution Date”), STAAR Japan management and the participants of the Japan Plan approved the distribution of the pension plan assets to its participants (the “Distribution”). All other terms and provisions of the Japan Plan remained unchanged except as described below. Prior to this Distribution Date, the plan assets were being held, invested and administered by Dai-ichi Mutual Life Insurance Company, the plan Custodian, and as of the Distribution Date, all the risks associated with the plan assets and its distribution to the participants of the plan were irrevocably accepted by and legally transferred to the Custodian. The Company accounted for this Distribution as a partial settlement on the Distribution Date in accordance with ASC 715-30-35, Defined Benefit Plans — Pension.

On September 30, 2009, the Japan Plan’s fair value of the plan assets and the projected benefit obligation were approximately 58 million and 152 million Yen (approximately $643,000 and $1.7 million), respectively. The Company recorded in earnings a $29,000 gain on partial settlement of the Japan Plan calculated on a pro rata portion of the amount equal to the percentage reduction in the projected benefit obligation by the distribution amount.

Beginning October 1, 2009, STAAR Japan will maintain and administer the plan (the “Amended Plan”) and fund the obligations of the Amended Plan solely from STAAR Japan’s own operations. STAAR Japan will no longer maintain and engage a Custodian or Trustee to invest and administer the assets, if any, of the Amended Plan. Furthermore, STAAR Japan is not required, and does not intend to provide any future contributions to the Amended Plan to meet benefit obligations. The Amended Plan will retain all other

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 7 — Employee Benefits  – (continued)

provisions of the Japan Plan that existed prior to the Distribution, except for two amendments made to the Amended Plan. First, since the Distribution was a taxable event to the participants, STAAR Japan agreed to increase the future pension benefits to the participants to reimburse them for any additional taxes due from the Distribution when those benefits are paid. This amendment (Amendment 1) increased the projected benefit obligation by approximately 5 million Yen or $51,000 with a corresponding decrease to the accumulated other comprehensive income balance as of September 30, 2009. Second, the Amended Plan changed the benefit payment method to a lump-sum distribution only whereas the Japan Plan prior to the amendment provided a choice of distribution of benefits either in lump-sum or an annuity. This amendment (Amendment 2) decreased the projected benefit obligation by approximately 6 million Yen or $65,000 with a corresponding increase to the accumulated other comprehensive income balance as of September 30, 2009. As of the quarter ended October 2, 2009, the projected benefit obligation was approximately 93 million Yen or $1.0 million and is included in other long-term liabilities on the Company’s consolidated balance sheet.

The following table provides a summary of the relevant components of the Japan Plan related to the Distribution and the Amended Plan as of October 2, 2009 from January 2, 2009 (in thousands):

	2009	2008
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$1,500	$1,247
Service cost	175	156
Interest cost	22	27
Actuarial gain	(1)	(76)
Benefits paid	(34)	(151)
Distribution of plan assets	(643)	—
Amendment 1	51	—
Amendment 2	(65)	—
Foreign exchange adjustment	29	297
Projected Benefit obligation, end of period	$1,034	$1,500
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$578	$476
Actual return on plan assets	(14)	1
Employer contributions	75	69
Benefits paid	(10)	(82)
Distribution of plan assets	(643)	—
Foreign Exchange Adjustment	14	114
Plan assets at fair value, end of period	$—	$578
Net Amount Recognized in Consolidated Balance Sheets
Funded status (underfunded), end of period	$(1,034)	$(922)
Other long term liabilities	$(1,034)	$(922)
Amount Recognized in Accumulated Other Comprehensive Income
Transition obligation	$18	$24
Actuarial gain/(loss)	(34)	51
Gain on partial settlement on the Distribution	(29)
Amendment 1	(51)	—
Amendment 2	65	—
Accumulated other comprehensive income	$(31)	$75
Accumulated benefit obligation at end of year	$(580)	$(1,035)

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 7 — Employee Benefits  – (continued)

The following table summarizes the components of net periodic pension cost recorded in general and administrative expenses for the Company’s Swiss and Japan defined benefit plans (in thousands):

	Three Months Ended October 2, 2009	Three Months Ended September 26, 2008	Nine Months Ended October 2, 2009	Nine Months Ended September 26, 2008
Service cost	$136	$100	$409	$301
Interest cost	34	37	100	108
Expected return on plan assets	(26)	(32)	(74)	(93)
Amortization of unrecognized transition obligation or asset	6	5	18	16
Amount of gain recognized due to a partial settlement	(29)	—	(29)	—
Recognized actuarial loss	5	3	12	8
	$126	$113	$436	$340

During the nine months ended October 2, 2009 and September 26, 2008, the Company made cash contributions totaling approximately $253,000 and $292,000 to its defined benefit pension plans. The Company expects to make additional cash contributions totaling approximately $59,000 to its Swiss Plan during the remainder of 2009.

Note 8 — Note Payable and Lines of Credit

Broadwood Promissory Notes

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”), a stockholder in the Company, pursuant to a Senior Promissory Note between the Company and Broadwood, with a scheduled maturity of December 14, 2010. On April 2, 2009, after preliminary judgment was entered in the Parallax case, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the judgment. In consideration of the Temporary Waiver Agreement, STAAR agreed to amend the Senior Promissory Note to grant to Broadwood a security interest in substantially all of STAAR’s assets to secure STAAR’s obligations under the original Senior Promissory Note. To effectuate this grant of a security interest, as of April 13, 2009, the Company and Broadwood entered into an Amended and Restated Senior Secured Promissory Note (the “Note”) and Security Agreement. All other key terms of the Note remained unchanged. The Temporary Waiver Agreement provided that if the Company secured a stay of enforcement of judgment prior to June 23, 2009 (the expiration date of a temporary stay granted by the Court), no default was deemed to have occurred with respect to the judgment. On June 24, 2009, following the timely posting of the deposit and satisfaction of the provisions of the Temporary Waiver, Broadwood and STAAR again amended the Note by replacing the Temporary Waiver with a provision stating that because the Company secured a stay of execution of judgment until the completion of the appeal by posting the required deposit with the Court, any default resulting from the Parallax judgment is deemed to be cured. Broadwood is entitled to receive interest at the rate of 20% per annum beginning on June 23, 2009, as would have been applicable in the event a default had occurred under the original terms of the Note. However, this rate may be lowered to 7% if the Company fully satisfies the Parallax judgment and fully resolves all other then outstanding and undecided material litigation of the Company. The Note may be pre-paid by the Company at any time without penalty, with prior notice, and is not subject to covenants based on financial performance or financial condition (except for insolvency). The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 8 — Note Payable and Lines of Credit  – (continued)

Broadwood. Based on representations made by Broadwood in the Promissory Note, on the date of the initial transaction, Broadwood beneficially owned 4,396,231 shares of the Company’s common stock, comprising 15% of the Company’s common stock as of December 14, 2007. Based on publicly available information filed by Broadwood, Neal Bradsher, President of Broadwood Capital, Inc., the General Partner of Broadwood, may have been deemed to beneficially own all of the 4,396,231 shares. Based on publicly available information, as of June 23, 2009, Broadwood beneficially owned 6,028,638 shares of the Company’s common stock comprising approximately 17.4% of the Company’s issued and outstanding common stock.

The Company performed a valuation of the Broadwood Note as of October 2, 2009, with the assistance of a valuation specialist using the discounted cash flows method. Under this method, the Company used the expected future cash flows, consisting wholly of principal and interest payments contractually to be made to Broadwood under the terms of the Note, and discounted each of those cash flows to present value using an appropriate discount rate (the assumption requiring the highest level of management judgment discussed below).

Since the Company’s debt is not publicly traded on an exchange and the Company’s credit rating is not available or is unknown, an appropriate discount rate was determined by management by considering various factors, principally the Company’s assumed or implied credit rating, the corresponding corporate bond yield to be utilized and other risk factors relevant to the Company, such as risk of default on the Note and other financial risks. The Company used credit ratings as published by Standard and Poor (S&P), a reputable credit rating agency, and corporate bond yields as published by Reuter’s Corporate Bonds Spreads (“Reuter’s”) for this valuation. Based on these factors and the Company’s business, economic and financial conditions, the Company determined that its credit rating would likely fall between “B” and “CCC-”, as defined by S&P. S&P ratings, as defined by S&P, between “B” through “CCC” are obligations regarded as “having significant speculative characteristics, with “C” having the highest degree of speculation; a “B” rating is defined, in part, as “an obligation that is more vulnerable to nonpayment but the obligor currently has the capacity to meet its financial commitment on the obligation”; a “CCC” rating is defined, in part, as “an obligation that is vulnerable to nonpayment, and is dependent upon favorable business, financial and economic conditions for the obligor to meet its financial commitment on the obligation.” Based on the Company’s conditions, risk of default, including comparable company ratings and ratios such as net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and EBITDA margins relative to the Company, a mid-point credit rating or “CCC+” was determined to be most appropriate for the Company to use in determining which corporate bond yield to utilize in deriving the discount rate. Then, in order to determine the appropriate corporate bond yield to use, which is a published yield based on the U.S. Treasury yield and maturity, plus a risk premium depending on the credit rating of a company (published for credit ratings between “AAA” through “CCC+”), the Company’s bond yield was determined using its assumed CCC+ rating for corporate bonds in the industrials industry from Reuter’s Corporate Bond Spread Tables. For example, a CCC+ rated bond that matures in 2 years has an 11.50% corporate bond yield as of October 2, 2009, as published by Reuter’s. Finally, in order to determine the appropriate discount rate to apply based on the timing of the expected cash flows, a linear regression analysis on 1- and 2- year maturity spreads was performed to calculate the implied bond yield-spread (based on estimated interest due dates of January 1, 2010, June 30, 2010, and final maturity of principal and interest due on December 14, 2010; or weighted average maturity of 1.2 years for the Note as of October 2, 2009) as there are no published yields for bond maturities between 1 and 2 years. Using these assumptions and methodology, the weighted average discount rate was determined to be 10.8% and the fair value of the Broadwood Note approximated $5.5 million as of October 2, 2009, as shown below (see below for fair value level of inputs used in this valuation):

	Fair Value (million)	Face Value (million)	Carrying Value (million)
Broadwood Note	$5.5	$5.0	$4.4

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 8 — Note Payable and Lines of Credit  – (continued)

As additional consideration for the loan, on December 14, 2007, the Company also entered into a Warrant Agreement with Broadwood (the “December 2007 Warrant Agreement”) granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The December 2007 Note also provides that if any indebtedness remained outstanding under the Note on June 1, 2009, the Company would issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding. On June 1, 2009, as the entire $5 million was outstanding, the Company issued an additional 700,000 warrants to Broadwood, which the Company has valued at approximately $290,000 and included as additional paid-in capital in the consolidated balance sheet upon issuance. The December 2007 Warrant Agreement also provides that the Company will register the shares issuable upon exercise of the warrants with the Securities Exchange Commission. The Company filed and secured effectiveness of a registration statement covering resale of the shares. If the Company fails to keep the registration statement effective and the lapse exceeds permitted suspensions, as the holder’s sole remedy, the Company will be obligated to issue an additional 30,000 warrants for each month that the Company does not meet this effectiveness requirement through the term of the warrants (“Penalty Warrants”) (a maximum of approximately 2,040,000 warrants issuable as of October 2, 2009 under an assumed noncompliance as of that date). The Company does not consider the issuance of Penalty Warrants likely. The December 2007 Warrant Agreement has been accounted for as an equity instrument in accordance with the provisions of ASC 815-40, “Contracts in Entity’s Own Equity” (previously accounted for under EITF 00-19). Additionally, in accordance with ASC 470-20-25, “Debt with Conversion and Other Options”, (previously accounted for under Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,”) the total $5 million proceeds were allocated to the December 2007 Warrant and Note based on their relative fair values, approximating $842,000 and $4.2 million on the issuance date, respectively. The $842,000 and the June 1, 2009 additional warrants valued at $290,000 were treated as an additional discount on the loan and are being amortized using the effective interest method over the life of the loan (which approximates an effective interest rate of 32% per annum, assuming the 20% cash interest rate is maintained throughout the life of the Note).

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

The Company adopted SFAS No. 157, Fair Value Measurements, on January 3, 2009. SFAS No. 157 (ASC 820-10-35) defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 8 — Note Payable and Lines of Credit  – (continued)

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

The warrants issued on June 1, 2009, were valued using Level 2 inputs.

The Broadwood Note discussed above was valued as of October 2, 2009 based on Level 3 inputs.

Capital Lease Agreement

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provided for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of ASC 840-10-25, “Leases” (previously accounted for under SFAS No. 13 “Accounting for Leases”), purchases under this facility are accounted for as capital leases and generally have a thirty-month to three-year term. Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed-upon fair value. On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provided for additional purchases of $800,000 during 2008. The terms of this new schedule conform to the amended agreement dated October 9, 2006. There are no remaining borrowings available under the agreement.

Lines of Credit

The Company’s German subsidiary, Domilens, entered into a credit agreement on May 4, 2009 with Postbank. The credit agreement provides for borrowings of up to 500,000 EUR ($729,000 at the rate of exchange on October 2, 2009), at a rate of 7.25% per annum. The credit agreement is automatically renewed on an annual basis based on the same terms. The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain restrictions regarding payment of dividends or providing loans to the Company or other consolidated subsidiaries. There were no borrowings outstanding as of October 2, 2009 and January 2, 2009 and the full amount of the line was available for borrowing as of October 2, 2009.

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.3 million based on the rate of exchange on October 2, 2009), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of October 2, 2009) plus 1.125% and terminates on April 20, 2010, but may be renewed annually. Mizuho Bank may also terminate the line at will. The credit facility is not collateralized. The Company had 200,000,000 Yen outstanding on the line of credit as of October 2, 2009 and January 2, 2009, (approximately $2.2 million based on the foreign exchange rates on October 2, 2009 and January 2, 2009, respectively) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.

Covenant Compliance

Among the events of default in the Note held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.” On April 2, 2009, after preliminary judgment was entered, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the Parallax judgment. On June 24, 2009, following the posting of the deposit and satisfaction of the provisions of the Temporary Waiver, Broadwood and STAAR again amended the Note by replacing the Temporary Waiver with a provision stating that because the Company secured a stay of execution of Judgment until the completion of

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 8 — Note Payable and Lines of Credit  – (continued)

the appeal by posting the required deposit with the Court, any default resulting from the Parallax judgment is deemed to be cured. As such, STAAR’s obligation under the Note, which is due on December 14, 2010, net of the related discount, has been reclassified from current indebtedness as of the first quarter ended April 3, 2009 to noncurrent indebtedness in STAAR’s consolidated balance sheet as of October 2, 2009.

The Company is in compliance with covenants of the Note, the capital lease agreement and the lines of credit as of October 2, 2009.

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

The Preferred Stock is redeemable by the Company at any time on or after the first anniversary of the issuance date at a price of $4.00 per share plus any accrued or declared but unpaid dividends (“Redemption Price”). The holders of the Preferred Stock have a right, exercisable at any time on or after the third anniversary (December 29, 2010) of the issuance date by a majority vote of the Preferred Stock holders with at least 30 days’ written notice, to require the Company to redeem the Preferred Stock at the Redemption Price. However, if the redemption right is exercised by the Preferred Stock holders, in no event is the Company required to pay the redemption price if the Company is insolvent or if payment would cause the Company to become insolvent, in accordance with the Delaware General Corporation Law.

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

The fair value of the Preferred Stock on the issuance date was determined by the Company with the assistance of a valuation specialist using the Binomial Tree option valuation model. This model considers the Preferred Stock to be a derivative asset of the Company’s common stock where the preferred stockholder has options to choose certain payoffs that maximize returns and therefore maximize the value of the preferred stock. The payoff available to the preferred stockholder is contingent on the future market value of the Company’s common stock. Therefore the model, based on certain significant management assumptions, analyzes various payoff patterns for different possible paths that might be followed by the common stock price over the life of the Preferred Stock until the automatic conversion on the fifth anniversary of the issuance date.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 9 — Redeemable, Convertible Preferred Stock  – (continued)

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 9 — Redeemable, Convertible Preferred Stock  – (continued)

Because after the third anniversary of issuance the Preferred Stock is redeemable at the option of the holders, which is not within the control of the Company, the Company has presented the Preferred Stock in the mezzanine section of the consolidated balance sheet in accordance with the provisions of ASC 210-10-S99, “Distinguishing Liabilities from Equity”, SEC Materials in ASC) (previously accounted for under EITF Abstracts, Topic No. D-98, “Classification and Measurement of Redeemable Securities.”) Because the Preferred Stock fair value recorded on the issuance date approximates the redemption price, no further accretion will be required by the Company to redemption value and no subsequent revaluation will be necessary so long as the Preferred Stock is still considered a temporary equity instrument. However, issuance and registration costs of approximately $48,000 were incurred related to the Preferred Stock which were offset against the fair value of the Preferred Stock on the issuance date and will be accreted to the redemption value using the interest method with a corresponding charge to Additional Paid-In Capital over a three-year period.

Note 10 — Stockholders’ Equity

On June 17, 2009, the Company completed a Common Stock Offering (the “Offering”) by issuing 4,555,319 shares of Company stock to institutional investors at the previous day’s closing market price of $1.88 per share, raising $8.5 million in aggregate, net of approximately $62,000 issuance costs. No warrants or other financial instruments were issued in the Offering. The Offering resulted in an increase in the par value of Common Stock of $46,000, with the remainder of the proceeds being recorded as additional paid-in capital on the issuance date. The primary purpose of the Offering was to raise the funds necessary to post a deposit with the Superior Court of California, County of Orange, in connection with the Company’s Parallax judgment while the case is on appeal (see Notes 2 and 12).

On February 20, 2009, the Company issued 246,764 shares of Company common stock to certain of its attorneys at the closing market price of $1.72 per share, or approximately $425,000, in lieu of cash for previously incurred legal services related to the Parallax case.

The consolidated interim condensed financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential issuances of common stock on both net income and the weighted number of shares outstanding. Potential issuances of common stock include outstanding stock options, warrants issued to Broadwood and 1,700,000 shares issuable on conversion of the Series A Preferred Stock. Because the Company was in a loss position, potential common shares of 7,006,974 and 6,665,137 for the three and nine months ended October 2, 2009, respectively, and 5,744,991 and 5,992,624 for the three and nine months ended September 26, 2008, respectively, were excluded from the computation as the shares would have had an anti-dilutive effect.

Comprehensive loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net loss	$(1,967)	$(2,250)	$(4,717)	$(13,735)
Minimum pension liability adjustment	(34)	(51)	(36)	(58)
Foreign currency translation adjustment	905	(416)	680	979
Total comprehensive loss	$(1,096)	$(2,717)	$(4,073)	$(12,814)

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 11 — Geographic and Product Data

The Company reports segment information in accordance with ASC 280, “Segment Reporting”. Under ASC 280 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.

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

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
United States	$4,017	$4,746	$12,329	$14,468
Germany	5,659	5,844	17,743	19,260
Japan	3,643	3,127	11,200	9,608
Korea	1,064	1,137	3,664	2,777
Other	3,730	3,258	10,578	10,624
Total	$18,113	$18,112	$55,514	$56,737

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

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
IOLs	$8,209	$7,640	$24,863	$24,375
ICLs	5,245	5,059	15,962	14,861
Other Surgical Products	4,659	5,413	14,689	17,501
Total	$18,113	$18,112	$55,514	$56,737

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating foreign currency exchange rates, regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 12 — Commitments and Contingencies

Litigation and Claims

Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136). Final judgment in this case was rendered on May 11, 2009, in accordance with a March 2, 2009 jury verdict finding that STAAR was liable for approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc. for intentional and negligent interference with prospective business advantage. Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR. Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007. On July 14, 2009, the Court in part granted STAAR’s motion to strike or reduce Parallax’s claim for approximately $109,000 in trial-related costs, of which approximately $56,000 was awarded to Parallax. On August 18, 2009, the Court amended its final judgment to include these costs and approximately $20,000 in pre-judgment interest, for a total judgment of $4,966,000. If STAAR’s appeal is unsuccessful, post-judgment interest at a rate of 10% per annum will also be payable.

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

Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132). Scott C. Moody, Inc., also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint. Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007. Like Parallax, Moody claims that STAAR intentionally and negligently interfered with Moody’s prospective economic advantage when it informed a regional IOL distributor that Parallax’s agreement had a covenant restricting the sale of competing products. The complaint seeks $32 million in actual damages and unspecified punitive damages.

Jury trial in the Moody case began on October 19, 2009. STAAR believes that the evidence to be presented in Moody does not support liability for interference with prospective business advantage, and does not support damages at a level that is material to STAAR. However, the Parallax and Moody cases have many facts in common: the plaintiff in Moody alleges that the same conduct of STAAR interfered with its prospective business advantage, and Moody will also be decided by a jury. The Moody plaintiff has also indicated it will seek punitive damages. But because no two courts or trials are identical, the outcome of the Moody case cannot be predicted.

Note 13 — Stock-Based Compensation

The Company has adopted ASC 718, “Stock Compensation” (previously accounted for under SFAS No. 123 (revised) “Share Based Payment”, (“SFAS 123R”) effective December 31, 2005). The Company has elected to apply the Modified Prospective Application (“MPA”) in its implementation of ASC 718. Under this method, the Company has recognized stock-based compensation expense only for awards newly made or modified on or after the effective date and for the portion of the outstanding awards for which requisite service will be performed on or after the effective date.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 13 — Stock-Based Compensation  – (continued)

As of October 2, 2009, the Company has multiple share-based compensation plans. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
SFAS 123R expense	$221	$265	$717	$937
Common stock issued to employees	—	—	288	—
Restricted stock expense	62	53	181	186
Consultant compensation	22	52	21	72
Total	$305	$370	$1,207	$1,195

There was no net income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance. In addition, the Company capitalized $18,000 and $72,000 of SFAS No. 123R compensation to inventory for the three and nine months ended October 2, 2009, and $63,000 and $151,000, respectively, for the three and nine months ended September 26, 2008, and recognizes those amounts as expense under in Cost of Sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). As of October 2, 2009, there were 436,611 shares authorized and available for grants under the 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock and unrestricted share grants. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Pursuant to the plan, options for 2,671,501 shares were outstanding at October 2, 2009 with exercise prices ranging between $0.95 and $8.80 per share. Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. There were 17,600 shares of restricted stock outstanding at October 2, 2009.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase common stock or awards of common stock. Pursuant to this plan, options for 500,000 were outstanding at October 2, 2009, with an exercise price of $11.125.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Pursuant to the plan, options for 482,300 shares were outstanding at October 2, 2009 with exercise prices ranging between $3.350 and $13.625 per share. No further awards may be made under this plan.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 13 — Stock-Based Compensation  – (continued)

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock. Pursuant to this plan, options for 45,000 shares were outstanding at October 2, 2009 with an exercise price of $1.70 per share. No further awards may be made under this plan.

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Pursuant to this plan, options for 60,000 shares were outstanding at October 2, 2009 with exercise prices ranging from $9.56 to $10.18 per share. No further awards may be made under this plan.

During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 30,000 shares were outstanding at October 2, 2009 with exercise prices ranging between $9.375 and $10.63.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. Options granted with a three-year vesting life during the nine months ended October 2, 2009 and had an expected term of 5.50 years derived from historical exercise and termination activity. No options were granted during the three months ended October 2, 2009 period. The Company has calculated a 10.0% estimated forfeiture rate used in the model for fiscal year 2009 option grants based on historical forfeiture experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Expected dividend yield	N/A	0%	0%	0%
Expected volatility	N/A	62.48%	73.43%	61.85%
Risk-free interest rate	N/A	3.15%	1.89%	2.96%
Expected term (in years)	N/A	5.5	5.5	5.5

A summary of option activity under the Plans as of October 2, 2009 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 2, 2009	3,854	$5.80
Granted	195	1.49
Exercised	—	—
Forfeited or expired	(260)	7.49
Outstanding at October 2, 2009	3,789	$5.46	5.37	$—
Exercisable at October 2, 2009	3,031	$6.11	4.60	$—

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)

Note 13 — Stock-Based Compensation  – (continued)

The weighted-average grant-date fair value of options granted during the nine months ended October 2, 2009 was $1.15 per option. The total fair value of options vested during the nine months ended October 2, 2009 and September 26, 2008 was $1,147,135 and $1,544,000, respectively. There were no options exercised in the nine months ended October 2, 2009 and $13,000 was exercised in the nine months ended September 26, 2008.

A summary of the status of the Company’s non-vested shares as of October 2, 2009 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at January 2, 2009	1,092	$2.25
Granted	195	1.15
Vested	(486)	2.36
Forfeited	(43)	1.91
Nonvested at October 2, 2009	758	$1.82

As of October 2, 2009, there was $812,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.60 years.

Note 14 — Supplemental Disclosure of Cash Flow Information

Interest paid was $381,000 and $382,000 for the nine months ended October 2, 2009 and September 26, 2008, respectively. Income taxes paid amounted to approximately $506,000 and $1,005,000 for the nine months ended October 2, 2009 and September 26, 2008, respectively.

The Company’s non-cash investing and financing activities for the nine months ended were as follows (in thousands):

	October 2, 2009	September 26, 2008
Non-cash investing and financing activities:
Acquisition of Canon Staar	$—	$7,147
Applied 2007 advance payment on acquisition of Canon Staar	—	(4,000)
Applied 2007 deferred acquisition costs	—	(197)
Assets obtained by capital lease	514	606
Issuance of common stock to attorneys for legal services performed	425	—
Warrants issued to Broadwood	290	—
Issuance of preferred stock	—	6,800
Issuance and registration costs of preferred stock included in accounts payable and accrued liabilities	—	(17)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and STAAR can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of STAAR. We have identified known factors in this report and in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009 under the heading “Risk Factors.” STAAR undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Principal Products

Intraocular lenses

We generate a substantial portion of our revenue by manufacturing and selling foldable intraocular lenses, known as IOLs, and related products for cataract surgery. STAAR pioneered the foldable IOL, a flexible prosthetic lens used to replace a cataract patient’s natural lens after it has been extracted in minimally invasive small incision cataract extraction. STAAR makes IOLs out of silicone and out of our proprietary Collamer lens material. STAAR’s IOLs are available in both three-piece and one-piece designs. STAAR’s range of IOLs includes the following:

•	three-piece IOLs, available in silicone or Collamer;
•	single-piece IOLs, both in silicone and Collamer, including the nanoFLEXTM lens;
•	The silicone Toric IOL, used in cataract surgery to treat preexisting astigmatism; and
•	The Preloaded Injector, a silicone or acrylic IOL preloaded into a single-use disposable injector, which is currently available outside the U.S.

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

Because the majority of cataract patients are elderly and qualify for Medicare, most of STAAR’s U.S. cataract revenue derives indirectly from reimbursement payments by the Center for Medicaid and Medicare Services, or CMS. On January 27, 2006, CMS established a new technology IOL (“NTIOL”) class for IOLs with “Reduced Spherical Aberration” which provides an additional $50 reimbursement under Medicare in conjunction with cataract procedures performed in an ambulatory surgery center. The additional reimbursement expires on February 26, 2011 for all IOLs in this class. All of the Company’s aspheric IOLs have received NTIOL approval enabling STAAR to enjoy a higher average selling price on these lenses.

Outside the U.S. as well, government agencies or government sponsored entities generally pay the cost of IOLs for cataract patients. As a result, STAAR believes that IOL revenues are likely to remain relatively stable even under adverse conditions in the general economy.

Sales of IOLs during the three and nine months ended October 2, 2009 were $8.2 million and $24.9 million and represent approximately 45% of total net sales.

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

ICL sales internationally increased by 5% in the third quarter as compared to the same period in the prior year and also increased in the U.S. by 4%. Despite a global decline in refractive procedures, the ICL has grown in market share in each of the top ten refractive markets. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements. Patients can defer the choice to have refractive surgery if they lack the disposable income to pay for it, they do not feel their income is secure, or they cannot obtain credit. As a result, if the current recession continues, growth in sales of ICLs may continue to be limited.

Sales of ICLs during the three and nine months ended October 2, 2009 were $5.2 million and $16.0 million and represent approximately 29% of total net sales.

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

Sales of other surgical products during the three and nine months ended October 2, 2009 were $4.7 million and $14.7 million and represent approximately 26% of total net sales.

Operations

STAAR has significant operations both within and outside the U.S., and receives the majority of its revenue from its activities outside the U.S. STAAR’s principal business units and their operations are as follows:

•	United States. STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California. The Monrovia manufacturing facility principally makes Collamer and silicone IOLs and injector systems for IOLs and ICLs. STAAR also manufactures the Collamer material in the U.S.

•	Switzerland. STAAR operates an administrative and manufacturing facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. The Nidau manufacturing facility makes all of STAAR’s ICLs and TICLs. STAAR Surgical AG handles distribution and other administrative affairs for Europe and other territories outside North America and Japan.
•	Japan. Through its wholly owned subsidiary, STAAR Japan, Inc., STAAR maintains executive offices and distribution facilities in Shin-Urayasu, Japan and a manufacturing facility in Ichikawa City. All of STAAR’s preloaded injectors are manufactured at the Ichikawa City facility. STAAR Japan is also currently seeking approval from the Japanese regulatory authorities to market in Japan STAAR’s Visian ICL and TICL, Collamer IOL and AquaFlow Device.
•	Germany. STAAR’s wholly owned subsidiary, Domilens Vertrieb Für Medizinische Produkte GmbH, is headquartered in Hamburg, Germany. Products sold by Domilens include implantable lenses, related surgical equipment, consumables and other supplies. Domilens sells custom surgical kits that incorporate a surgeon’s preferred supplies and consumables in a single ready-to-use package, and services phacoemulsification and other surgical equipment. Domilens distributes and services products of third party manufacturers and distributes STAAR’s ICLs and Preloaded Injectors.

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

Improve cash flow.  For several years STAAR has not generated enough cash to sustain its operations and has relied on financing activity to supplement cash from operations. Through a combination of cost cutting and enhanced product mix STAAR has reduced its use of cash significantly in recent periods. During the three and nine months ended October 2, 2009, STAAR achieved positive cash flows from operations as a result of these efforts. If recent trends continue, STAAR expects to generate positive cash flows from operations for the remainder of 2009. While STAAR’s ultimate goal is to achieve profitability, achievement of positive cash flow from operations for two consecutive quarters was an important milestone for the Company, and if it continues will enhance STAAR’s ability to obtain financing on favorable terms, and will permit STAAR to further invest in expansion of its business.

STAAR generated $464,000 and $302,000 of cash from operations during the third quarter of 2009 and during the nine months of fiscal year 2009 compared to $1.1 million of cash used in operations during the third quarter of 2008 and $7.2 million of cash used in operations for the nine months of fiscal year 2008. Approximately $3.2 million of the total cash used in operating activities in 2008 was used by STAAR Japan in assuming the IOL distribution business acquired from Canon Marketing Japan, Inc. (“Canon Marketing”) and for payments on inventory purchased from Canon Marketing.

STAAR seeks to further improve cash flow by cutting costs and increasing profit margins, which are separately discussed in greater detail below. STAAR’s cost-cutting efforts in the U.S., described in greater detail under the heading Continue Cost Reduction Efforts yielded savings in operating expenses during the third quarter of 2009 of approximately $1.1 million, or 20%, when compared to the third quarter of 2008. For the nine months of 2009, these savings in the U.S. were $3.8 million, or 21%, when compared to the nine months of 2008.

During fiscal year 2008 and 2009 STAAR’s cash flow has been negatively affected by the cost of defending two lawsuits brought by former independent regional manufacturer’s representatives. On March 2, 2009, in the first of these cases (Parallax), a jury rendered a verdict against STAAR for approximately $5.0 million in actual and punitive damages and on May 11, 2009, the court entered final judgment in that amount. On June 22, 2009, the Company posted with the court a $7.3 million deposit required to stay enforcement of the judgment while it is on appeal. The Court will maintain complete control of and access to this deposit plus any interest, including the final disbursement of any and all amounts upon the final outcome of the Parallax appeal or prior settlement, if any. See “Liquidity and Capital Resources” below.

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

Increase gross profit margins.  U.S. IOL sales revenue has continued to decline, but the rate of decline has slowed as STAAR has begun replacing older lens designs with higher priced NTIOL lenses. In the third quarter of 2009, U.S. IOL sales were lower by about 9% compared to the same quarter in the prior year and sequentially IOL sales decreased approximately 12%, although the rate of decline was 16% in 2008 and 20% in 2007. If our new IOL product introductions are successful, U.S. IOL sales may resume growing in 2010, but if this does not occur, STAAR may find it necessary to reduce spending in its U.S. operations more deeply.

While expanded market share and increased gross revenue remain key goals, STAAR believes that it can achieve profitability even at modest growth levels by increasing its profit margin through the following means:

•	Increasing ICL sales as a percentage of STAAR’s overall product mix. ICLs and TICLs generally yield high margins and are STAAR’s most profitable products. ICLs continue to represent the fastest growing product line of STAAR’s business and are the largest contributor to enhanced profit margins. Bringing ICL and TICL to new markets, and expanding market share in existing markets, will improve STAAR’s profitability. This initiative is described in greater detail under “Other Highlights — ICL Sales” below.
•	Shifting to higher value IOLs. In 2007 and 2008 STAAR began converting its U.S. IOL product offering from lower value spherical products to newer aspheric designs that are eligible for enhanced CMS reimbursement as NTIOLs. STAAR has now added aspheric optics to all of its IOL platforms. While STAAR hopes to regain lost U.S. IOL market share through new product introductions, the enhanced profitability of these designs should significantly improve the performance of the U.S. IOL business even if market share gains are minimal. With the third quarter launch of nanoFLEXTM, a one-piece Collamer NTIOL that can be delivered through a 2.2 mm incision using STAAR’s nanoPOINTTM injector, and launch of the EpiphanyTM injector for the three-piece Collamer NTIOL, STAAR believes that it can gain market share in the IOL sector.
•	Improve product mix and pricing of other surgical products. STAAR distributes a variety of complimentary products used in ophthalmic surgery as a service to its customers. In an effort to improve margins of other surgical products, STAAR is reviewing all pricing to determine if products are priced appropriately and is discontinuing product lines with lower than average margins.
•	Implement Centers of Excellence Program. STAAR believes that it has an opportunity to reduce costs while continuing its history of innovation by rationalizing its business among its worldwide operations through its Centers of Excellence program. The first initiative in this area has begun in 2009, as STAAR begins making its U.S. facility the center of excellence for optical design and manufacturing of IOLs and Japan the center of excellence for design and manufacturing of delivery systems. By moving all IOL manufacturing to STAAR’s Monrovia facility STAAR expects to significantly reduce costs by increasing volume without significantly increasing fixed costs. Similarly, the transfer of delivery system development and manufacturing to Japan is expected to lead to cost savings and a greater focus on STAAR Japan’s more advanced lens injector designs. STAAR expects to see margin expansion in the latter half of 2010 as a consequence.

Continue Cost Reduction Efforts.  While STAAR’s international operations, outside of Japan, have generally generated cash or been cash flow neutral in recent periods, losses from U.S. operations have been the principal cause of cash use on a consolidated basis. To reduce these losses, STAAR implemented cost-cutting measures, including targeted reductions in the U.S. workforce. Beginning in December 2007, STAAR began a process to closely rationalize and evaluate its spending levels. These initiatives included streamlining STAAR’s U.S. organization by reducing spending levels in all areas of the business, renegotiating or eliminating certain obligations, and eliminating all executive bonus opportunities until STAAR showed positive trends toward achieving profitability. During the third quarter of 2009, operating expenses declined $0.9 million from the third quarter of 2008, mainly due to decreases in marketing and selling and research and development expenses; for the nine months of 2009, operating expenses have declined $8.1 million compared to the nine months of 2008, however, this decline partly reflects $3.8 million in acquisition costs related to STAAR Japan that we incurred in 2008. The reduction in expense was nevertheless significant and continued the trend established in 2008, when STAAR achieved a $4.5 million reduction in U.S. annual operating expenses over the prior year. STAAR continues to seek to identify opportunities for savings in its global operations.

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

Approval of ICL and TICL by Japanese regulators is pending. Japan’s Ministry of Health Labor and Welfare continues to evaluate STAAR’s application for marketing approval of the ICL and the TICL. The Ministry has separated the consideration of the two products and requested additional clinical data on the TICL, which was provided in September 2009. The injector system for the ICL has been approved.

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

To date, the highest penetration rate achieved by STAAR for ICL and TICL within any particular refractive surgery market is a 10% rate STAAR believes it has recently achieved in Korea. STAAR believes it has the opportunity to achieve significant profits if it can achieve a 5% or greater penetration rate in all of its key markets, and during 2009 will continue to concentrate its international sales efforts on key markets to achieve that goal.

Other Highlights

U.S. ICL Sales.  We consider ICL sales growth in the U.S. market to be essential because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

Visian ICL sales in the U.S. grew 2% in the nine months of 2009 compared to prior year, and grew 18% in 2008 when compared to 2007 levels.

STAAR believes that the continued global recession represents the largest challenge to increased growth in U.S. ICL sales. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements. Global ICL sales grew 24% during 2008 and have grown 9% in the nine months of 2009 compared to the same period in 2008. While ICL sales have been much more resistant to the recession than laser-based procedures, if severe recession conditions continue for a prolonged period, ICL sales may decline further until consumer spending levels begin to recover. STAAR believes that its share of the U.S. refractive market has grown during the past years, which will position the ICL for strong sales growth when conditions improve.

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

On April 25, 2008, the FDA Ophthalmic Devices Panel held a public meeting to discuss issues of medical complications and customer satisfaction following refractive surgery. While the panel also discussed phakic IOLs such as the Visian ICL, most of its discussions centered on LASIK and testimony regarding customer dissatisfaction following LASIK surgery. The Panel recommended enhanced patient warnings of possible complications for LASIK and created a task force to study methods of better identifying those patients who are more likely to have an unsatisfactory outcome from laser vision correction. On October 15, 2009, the FDA announced a three-phase collaborative study on the potential impact of LASIK surgery on a patient’s quality of life, and also issued warning letters to seventeen ambulatory surgery centers citing inadequate systems for reporting adverse events resulting from LASIK. These FDA activities have been widely reported in the U.S. While it is difficult to assess precisely the impact that the FDA’s increased scrutiny on LASIK has had on patient attitudes or the recommendations of practicing surgeons, it is possible that reduced demand for laser eye surgery observed in 2008 and 2009 was caused in part by concerns regarding complications and potential patient dissatisfaction. Patient concerns about LASIK could increase interest in the Visian ICL as an alternative for patients who have a greater risk of complications from LASIK. The fact that the Visian ICL is removable if a patient is dissatisfied with the outcome may also be appealing to some patients with new concerns about risks of refractive surgery. However, STAAR believes the negative publicity concerning LASIK has decreased patient interest in all refractive surgery, including Visian ICL. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome.

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

U.S. IOL Sales.  For several years STAAR has experienced a decline in U.S. market share of IOLs. The rate of decline has slowed as STAAR has begun replacing older lens designs with higher priced NTIOL lenses. In the third quarter of 2009, U.S. IOL sales declined 9% compared to the third quarter of 2008, while the rate of decline was 16% in 2008 and 20% in 2007. Factors contributing to long-term decline in U.S. IOL sales include the slow pace of product improvement and enhancement during a period when we devoted most of our research and development resources to introducing the ICL and to resolving the regulatory and compliance issues raised by the FDA. This long-term trend was intensified in 2007 by disruption in STAAR’s independent sales force when STAAR was unable to reach a new contract with regional manufacturer’s representatives in the third quarter of 2007. In addition the trend was exacerbated by STAAR’s lagging behind its competitors in the introduction of IOLs with advanced aspheric optics, and by the entry of Alcon as a competitor in the Toric IOL market.

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

STAAR’s initiatives to enhance its IOL product line have resulted in the following recent developments:

•	the introduction of STAAR’s aspheric three-piece Collamer IOL in April 2007;
•	the introduction of STAAR’s aspheric three-piece silicone IOL November 2007;
•	the April 2008 introduction of the nanoPOINTTM injector, which delivers STAAR’s single piece Collamer IOLs, including the nanoFLEXTM, through a 2.2 mm incision;
•	the grant of New Technology IOL (“NTIOL”) status for the aspheric three-piece Collamer IOL in March 2008;
•	the grant of NTIOL status for the nanoFLEXTM aspheric single-piece Collamer IOL and the aspheric three-piece silicone IOL in July 2008;
•	the introduction of the nanoFLEXTM aspheric single-piece Collamer IOL in the second quarter of 2009, which brings advanced aspheric optics to the micro-incision nanoPOINT platform; and

•	the launch of the Epiphany injector for the Collamer three-piece lens in the third quarter of 2009 which brings smoother and more controlled delivery to one of STAAR’s most advanced lenses and paves the way for U.S. introduction of the silicone preloaded injector.

The addition of aspheric optics to STAAR’s IOL designs has been a primary focus of STAAR’s recent development efforts. Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. In recognition of these advantages the Centers for Medicare and Medicaid Services (“CMS”) will grant NTIOL status to aspheric IOLs that can demonstrate improved visual performance over conventional IOLs, allowing an extra $50 reimbursement per lens implanted in an ASC (ambulatory surgical center). This additional reimbursement expires on February 26, 2011 for all IOLs in this class. Because the majority of IOL purchases in the U.S. are implanted at ASCs and reimbursed through Medicare, NTIOL status significantly increases STAAR’s potential margin on qualifying lenses.

All of STAAR’s aspheric lenses sold in the U.S. feature a proprietary optical design (patent pending) that is optimized for the naturally curved surface of the retina and certain other anatomical features of the human eye, and provides outstanding image quality even if decentered.

STAAR intends to continue to focus on the following projects designed to make our IOL product offering more competitive:

•	Complete the development of the Collamer Toric IOL to complement our pioneering silicone Toric IOL and better compete with the Alcon acrylic Toric IOL. The Collamer Toric IOL should provide a product with advanced optic materials and rotational stability to provide superior outcomes for cataract patients with astigmatism.
•	Gain approval for a preloaded silicone IOL injector system in the U.S.
•	Develop a preloaded injector system for our Collamer IOLs.
•	Continue to study the accommodating properties of our Collamer single piece IOL to determine the possible submission of claims that the lens offers patients less spectacle dependence or accommodation, and develop an IOL designed to enhance those properties.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

STAAR’s development efforts aim to realize the full market potential for Collamer IOLs by improving lens delivery systems and differentiating STAAR’s silicone IOL offering through the Preloaded Injector. Approximately one-half of IOLs sold by STAAR in the U.S. are made of silicone, which was the original material used for foldable IOLs. Physician preferences in the U.S. have shifted to toward acrylic IOLs and silicone IOLs now account for approximately 25% of the U.S. IOL market. STAAR believes that its Collamer lenses have outstanding optical qualities and superior biocompatibility, and should be capable of competing with any of our competitor’s acrylic lens products in the advanced material sector. In addition, increasing use of the ICL, which relies on the outstanding optical properties of Collamer, has also introduced the advantages of the Collamer material to a growing number of surgeons. However, growth of the Collamer IOL market has been limited by the difficulty of perfecting delivery systems for the soft Collamer material. Although acrylic lenses do not have the same level of optical performance in the eye as Collamer and often introduce glare or glistening into the visual field, the stiffness and toughness of the acrylic material makes design of delivery systems simpler. STAAR has completed a number of development projects in place intended to make Collamer lenses easier to deliver and broaden customer appeal. The nanoPOINT injector system, which delivers the nanoFLEX one-piece Collamer IOL through a 2.2 mm incision, was the first of these projects to reach market and was launched in April 2008. In addition the launch of the Epiphany injector for the Collamer three-piece lens in the third quarter of 2009 brings smoother and more controlled delivery to one of STAAR’s most advanced lenses.

Over the past several years surgeons implanting the Collamer Single Piece IOL have reported that their cataract patients have better than expected near vision. In late 2008, STAAR organized the Collamer Accommodating Study Team or “CAST”. The CAST consists of eight prominent physicians across the U.S. who are implanting the recently launched Collamer Aspheric Single Piece IOL, nanoFLEX, and are checking both near and intermediate vision approximately one month post operation. The feedback received thus far is very encouraging. It indicates that the near vision achieved is better than that of any conventional IOL where we have comparative data. The feedback also indicates that the near vision is better than some “presbyopia correcting” IOLs that have been studied and approaches that of others that are already on the market. The team will continue to study the nanoFLEX visual results over time as well as conduct a review of design changes which may enhance future results.

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

Following submission of the third party auditor’s reports to FDA in late 2008, the reports were released to STAAR in 2009 and STAAR completed a corrective action plan to address the reported findings. On July 21, 2009 the FDA removed the integrity hold. STAAR will now be permitted to resubmit the clinical data for the TICL application, as certified by the third party auditor, and FDA will resume substantive review of the TICL data. STAAR cannot assure investors that renewed consideration will result in approval by the ODE, or that the scope of requested TICL approval, if granted, would not be limited by the FDA.

In releasing the integrity hold, the FDA noted that for a period of two years it will require STAAR to obtain certification from an independent third party auditor for some of its filings.

Financing Strategy

STAAR has reported losses and negative cash flows on a consolidated basis over the last several years, primarily as a result of losses in the U.S. IOL business. During this period STAAR has raised additional funds to support operations through sales of equity and debt securities. As cash flow improved in recent periods, STAAR has sought to avoid further financings and to operate exclusively on self-generated cash. This strategy was challenged in the first quarter of 2009, when cash reserves were drawn down to low levels, positive cash flow had not yet been achieved, and the Company suffered an adverse litigation total judgment in the amount of approximately $5.0 million. At the time the judgment became final, STAAR did not have adequate cash or cash equivalents either to satisfy the judgment or to deposit 150% of the judgment amount with the court to obtain a stay of enforcement of the judgment while the appeal was pending.

On June 17, 2009, the Company completed a registered public offering (the “Offering”) with certain existing institutional investors, raising a total of $8.5 million in cash by issuing 4.6 million shares of Company’s common stock. The proceeds were primarily applied to posting the required $7.3 million deposit with the Superior Court of California, County of Orange, while the Parallax verdict is on appeal. On June 22, 2009, following the receipt of proceeds from the Offering, STAAR timely posted this deposit with the Court just before the expiration of a temporary stay of enforcement that had been granted by the court.

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

On June 24, 2009, following the posting of the deposit and satisfaction of conditions of the Temporary Waiver, Broadwood and STAAR again amended the Note by replacing the Temporary Waiver with a provision stating that because the Company secured a stay of execution of judgment until the completion of the appeal by posting the required deposit with the Court, any default that may have otherwise resulted from the Parallax judgment is cured. Broadwood is entitled to receive interest at the rate of 20% per annum beginning on June 23, 2009, as would have been applicable in the event a default had occurred under the original terms of the Note. However, this rate may be lowered to 7% if the Company fully satisfies the Parallax judgment or finally resolves all then outstanding and undecided material litigation.

On October 14, 2009, STAAR’s general liability insurer agreed to defend STAAR in the Moody case and to pay a portion of defense costs incurred after July 1, 2009. STAAR believes that insurance reimbursement will cover some of its defense costs from that date forward, and that along with those funds its cash resources are sufficient to vigorously defend the Moody case. The insurer has agreed to defend subject to a full reservation of its right to claim that losses fall outside the policy. Accordingly, insurance proceeds may not be available to pay a judgment if STAAR fails to prevail in the Moody case, and in any event insurance cannot pay punitive damages if they are awarded. Therefore, a judgment in Moody that is in the same range as the Parallax judgment could exceed STAAR’s available cash resources.

Accordingly, STAAR may need to seek additional equity and/or debt financing and to explore other financing options to meet its need for working capital in the near term. STAAR may also seek new capital to expand its business or fund efforts to improve efficiency.

STAAR’s need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in achieving and maintaining positive cash flow and earnings through the strategies described above under the caption “Strategy.” STAAR cannot assure that such financing will be available on acceptable terms, if at all, if the need arises.

New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168 (SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended). The FASB Accounting Standards CodificationTM (“Codification” or “ASC”) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Content contained in the SEC Sections of the Codification is provided for convenience and relates only to SEC registrants. The SEC Sections are not the authoritative sources of such content and do not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. Content in the SEC Sections is expected to change over time, and there may be delays between SEC and staff changes to guidance and Accounting Standards Updates. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. On the effective date of SFAS No. 168, the Codification has superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company’s third quarter ended October 2, 2009 and authoritative references to current and prior applicable GAAP in the Company’s filings and other documents, as necessary, will be made using the relevant sections of the Codification.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 —  Generally accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted ASU 2009-01 during the quarter ended October 2, 2009, and its application did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-04, “Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99” (“Update 2009-04”). Update 2009-04 updates Section 480-10-S99, “Distinguishing Liabilities from Equity”, to reflect the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of “Redeemable Preferred Stocks”’ (“ASR No. 268”). ASR No. 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The Company adopted ASU 2009-04 during the quarter ended October 2, 2009, and its application did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the quarter ended October 2, 2009, and its application did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-08, “Earnings per Share — Amendments to Section 260-10-S99” (ASU 2009-08). This ASU represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company adopted ASU 2009-08 during the quarter ended October 2, 2009, and its application did not have an impact on the Company’s consolidated financial statements.

In October, 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements,” which amends Subtopic 605-25. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and enables companies to account for products or services (deliverables) separately as opposed to a combined unit. The Company adopted ASU 2009-13 during the quarter ended October 2, 2009, and its application did not have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our unaudited Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended October 2, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s statements of operations for the periods indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales for Three Months		Percentage Change for Three Months	Percentage of Net Sales for Nine Months		Percentage Change for Nine Months
	October 2, 2009	September 26, 2008	2009 vs. 2008	October 2, 2009	September 26, 2008	2009 vs. 2008
Net sales	100.0%	100.0%	—%	100.0%	100.0%	(2.2)%
Cost of sales	45.7	42.3	8.2	44.4	47.6	(8.6)
Gross profit	54.3	57.7	(6.0)	55.6	52.4	3.7
General and administrative	19.3	19.2	0.3	20.9	20.2	1.6
Marketing and selling	33.0	36.0	(8.3)	32.0	36.4	(13.8)
Research and development	8.5	10.4	(18.4)	7.9	10.5	(26.3)
Loss on settlement of pre-existing distribution arrangement	—	—	—	—	6.8	(100.0)
	60.8	65.6	(7.4)	60.8	73.9	(19.3)
Operating loss	(6.5)	(7.9)	(18.0)	(5.2)	(21.5)	(75.6)
Other expense, net	(3.2)	(3.2)	0.5	(1.5)	(1.2)	16.9
Loss before provision for income taxes	(9.7)	(11.1)	(12.6)	(6.7)	(22.7)	(70.5)
Provision for income taxes	1.2	1.3	(12.1)	1.7	1.6	3.7
Net loss	(10.9)%	(12.4)%	(12.6)	(8.4)%	(24.3)%	(65.7)

In comparing results of operations for the nine months ended October 2, 2009 with nine months ended September 26, 2008, readers should be aware that results for fiscal 2008 were significantly affected by the acquisition of the remaining interests in STAAR Japan, including both non-recurring charges resulting from the purchase accounting of the transaction and the consolidation of the results of STAAR Japan beginning in the first quarter of 2008. Material charges significantly contributing to the Company’s net loss in 2008 in connection with the acquisition were an approximate $3.9 million loss on settlement of a pre-existing distribution arrangement and a $1.5 million increase to cost of sales resulting from the sales of inventory that had a stepped-up basis required under GAAP.

Net Sales

Net sales for the three and nine months ended October 2, 2009 were $18.1 million and $55.5 million, compared with $18.1 million and $56.7 million for the three and nine months ended September 26, 2008. During the three months ended October 2, 2009, increased sales of IOLs and ICLs were offset by decreased sales of other surgical products. Changes in currency did not have a significant impact on net sales for the quarter. The decrease in net sales was for the nine months of 2009 was due mainly to the negative effect of currency. Changes in currency had a $1.3 million unfavorable impact on net sales for the nine months of 2009 primarily due to the weaker Euro compared to the U.S. Dollar.

U.S. sales for the three and nine months ended October 2, 2009 were $4.0 million and $12.3 million, a decrease of 15.4% and 14.8%, respectively, compared with $4.7 million and $14.5 million reported for the three and nine months ended September 26, 2008. The primary reason for the decrease in both periods is a significant decrease in other product sales as a result of the de-emphasis of low margin non-IOL/ICL products. U.S. ICL sales increased 4% in the third quarter of 2009 and were up 2.4% year to date. U.S. IOL sales for the three and nine months ended October 2, 2009 decreased 8.5% and 6.3%. The rate of decline has slowed significantly from the levels of 2008 and 2007, which STAAR believes resulted from its introduction of new products.

International sales for the for the three and nine months ended October 2, 2009 were $14.1 million and $43.2 million, up 5.5% compared with $13.4 million reported in the third quarter of 2008 and up 2.2% compared with the nine months of 2008. During the quarter and year to date periods, international Visian ICL sales grew to $3.9 million and $12.0 million, a 5% and 11% increase compared to the $3.7 million and $10.8 million reported in the same periods of 2008. The sales increase in 2009 is due to an increase in volume. International Visian ICL units grew 19% from the year ago period and are up 30% year to date reflecting the increased underlying demand for the Visian products despite the global economic downturn. International IOL sales increased approximately 14.1% to $6.2 million for the current quarter from $5.4 million compared to the same quarter in the prior year but increased 5.6% over the nine months of 2008 primarily driven by growth in Europe with the recent release of the KS-X Preloaded Hydrophobic Acrylic IOL. Other products decreased 5.4% to $4.0 million from $4.3 million reported in the third quarter of 2008 and decreased 8.9% to $12.8 million from the $14.1 million reported in the nine months of 2008. Other product sales decreased as a result of STAAR’s decision to de-emphasize low margin non-IOL/ICL products and also due to the negative effect of foreign exchange.

Gross Profit Margin

Gross profit margin for the third quarter was approximately 54.3%, down from 57.7% compared with same quarter in the prior year. The decline in gross profit and gross profit margin is primarily due to lower average selling prices in Japan due to intense price competition, which we may continue to experience for some period. Gross profit margin also reflects the negative impact of a 43% increase in sales of preloaded IOLs to international distributors, which carry low profit margins and lower average selling prices (“ASPs”.) Factors that had a favorable effect on gross profit margin were increased sales of Toric ICLs, favorable mix of ICLs and IOLs versus other surgical products, and higher ASPs on ICLs and IOLs in the US. Gross profit for the first nine months of 2009 was $30.8 million, or 55.6% of net sales, compared with $29.7 million, or 52.4% of net sales in the prior year period. Gross profit for the first nine months of 2008 was negatively impacted by a $1.5 million purchase accounting charge associated with the acquisition of STAAR Japan.

General and Administrative

General and administrative expenses for the three and nine months ended October 2, 2009 were $3.5 million and $11.6 million, compared with $3.5 million and $11.4 million for the three and nine months ended September 26, 2008. General and administrative expenses were unchanged compared to the third quarter of 2008 despite a $700,000 increase in legal fees associated with former sales representative litigation. These legal costs were partially offset by $300,000 in estimated negotiated insurance reimbursements. The increase in general and administrative expenses for the nine month period is due to increased professional fees internationally.

Marketing and Selling

Marketing and selling expenses for the third quarter of 2009 decreased approximately $540,000 to $6.0 million as compared with $6.5 million in the same period in 2008. This 8% decrease was due to decreased salaries, travel, consulting fees, promotional activities and commissions in the U.S. For nine months of 2009, marketing and selling expenses were $17.8 million, down $2.8 million or 14%, from $20.6 million reported for nine months of 2008. The decrease in marketing and selling expenses is due to general cost reductions implemented globally.

Research and Development

Research and development expenses for the third quarter of 2009 were $1.5 million, an 18% decline compared with the third quarter of 2008. For the nine months ended October 2, 2009, research and development expenses were $4.4 million, down $1.6 million or 26%, compared with $6.0 million for nine months of 2008. The decrease in research and development expenses for both periods is due to decreased salaries, consulting fees and general cost containment efforts, primarily in the U.S..

Loss on Settlement of Pre-existing Distribution Arrangement

In connection with the Company’s acquisition of STAAR Japan, the Company recorded an approximate $3.9 million loss at the close of the acquisition on December 29, 2007, the first quarter of 2008, which has a negative impact on the total operating loss for nine months ended September 26, 2008 as compared with the same period in 2009. This loss represents the portion of the consideration paid by STAAR for the acquisition that was deemed to represent the amount paid to settle the pre-existing relationship between Canon Staar and the Canon companies, in particular for the termination of the pre-existing distribution arrangement that was deemed unfavorable to STAAR Japan and to STAAR when compared to a comparable at-market arrangement as of the December 29, 2007 closing date.

Liquidity and Capital Resources

Going Concern

In the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2009, the report of the Company’s independent registered public accounting firm included an explanatory paragraph indicating that substantial doubt exists about STAAR’s ability to continue as a going concern. STAAR’s management believes that since that time it has made significant progress towards the goal of overcoming this doubt. Certain developments that have improved our liquidity position subsequent to filing our Form 10-K include the following:

•	Improved cash flow from operations and continued cost reduction efforts. STAAR’s cost-cutting efforts have reduced its cash used in operating activities, and in the second and third quarter of 2009 STAAR achieved positive cash flows from operations. If recent operating trends continue, STAAR may generate positive cash flow from operations during the remainder of 2009.
•	Significant financing activity. On June 17, 2009, the Company successfully completed a public offering of 4.6 million shares of Common Stock (the “Offering”), raising approximately $8.5 million from institutional investors. No warrants or other financial instruments were issued in the Offering. The primary purpose of the Offering was to provide the funds necessary to post a deposit in connection with the approximately $5.0 million adverse judgment in the Parallax case while the case is on appeal. By providing funds for the deposit (and to pay the Parallax judgment if appeal is unsuccessful) and for the defense of the Moody case, the Offering resolved concerns about the largest unfunded cash obligation previously facing the Company as well as the Moody defense costs. As a result of the deposit, any default that may be deemed to have occurred was cured under the amended and restated Senior Secured Promissory Note held by Broadwood Partners, L.P.
•	Increasing gross profit margins. As noted above, STAAR has experienced a general increase in gross profit margins in recent periods. While gross profit margins were lower in the third quarter compared to the second, management expects gross profit margins may resume growth due to a number of factors, including the increase in ICLs and TICLs as a percentage of our global product mix, the conversion of our U.S. IOL product line to more highly reimbursed NTIOLs, and improvements in operating efficiency expected to result from our Centers of Excellence Program.
•	Key regulatory approvals. STAAR received CE Mark approval for its KS-X Preloaded Hydrophobic Acrylic Injector, received FDA 510(k) clearance for the Epiphany Injector System, and received approval from the Japanese regulatory authorities for sale of the KS-Ni silicone Preloaded Injector system in Japan. In addition, STAAR has two pending regulatory approvals that could materially improve sales: U.S. FDA approval of the TICL, and Japanese approval of the ICL and TICL. Timing of the regulatory approval is always uncertain.
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

Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136). Final judgment in this case was rendered on May 11, 2009, in accordance with a March 2, 2009 jury verdict finding that STAAR was liable for approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc. for intentional and negligent interference with prospective business advantage. Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR. Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007. On July 14, 2009, the Court in part granted STAAR’s motion to strike or reduce Parallax’s claim for approximately $109,000 in trial-related costs, of which approximately $56,000 was awarded to Parallax. On August 18, 2009, the Court amended its final judgment to include these costs and approximately $20,000 in pre-judgment interest, for a total judgment of $4,966,000. If STAAR’s appeal is unsuccessful, post-judgment interest at a rate of 10% per annum will also be payable.

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

On October 22, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for the appeal in the Parallax case. The insurer’s agreement to defend is subject to a full reservation of its rights and defenses. Accordingly, insurance proceeds may not be available to pay any portion of the judgment for compensatory damages in Parallax if STAAR fails to prevail in its appeal, and the insurance will not cover punitive damages if they are upheld on appeal.

Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132). Scott C. Moody, Inc., also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint. Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007. Like Parallax, Moody claims that STAAR intentionally and negligently interfered with Moody’s prospective economic advantage when it informed a regional IOL distributor that Parallax’s agreement had a covenant restricting the sale of competing products. The complaint seeks $32 million in actual damages and unspecified punitive damages.

Jury trial in the Moody case began on October 19, 2009. STAAR believes that the evidence to be presented in Moody does not support liability for interference with prospective business advantage, and does not support damages at a level that is material to STAAR. However, the Parallax and Moody cases have many facts in common: the plaintiff in Moody alleges that the same conduct of STAAR interfered with its prospective business advantage, and Moody will also be decided by a jury. The Moody plaintiff has also indicated it will seek punitive damages. But because no two courts or trials are identical, the outcome of the Moody case cannot be predicted.

On October 14, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for its defense of the Moody case. STAAR believes that along with those funds its cash resources are sufficient to vigorously defend the Moody case. The insurer’s agreement to defend is subject to a full reservation of its rights and defenses, which could include a claim that losses under a final judgment fall outside the policy. Accordingly, insurance proceeds may not be available to pay a judgment if

STAAR fails to prevail in the Moody case, and in any event insurance cannot pay punitive damages if they are awarded. As a result a judgment in Moody that is in the same range as the Parallax judgment could exceed STAAR’s available cash resources.

STAAR has a history of losses, its business is subject to numerous risks and contingencies and it cannot assure investors that its cash needs will not again exceed the level of cash generated by operations. Future obligations and liabilities that could exceed STAAR’s current cash reserves include the following:

•	the $5 million principal indebtedness under the Senior Secured Promissory Note held by Broadwood Partners, L.P. (the “Broadwood Note”), which becomes due on December 14, 2010;
•	a material adverse judgment in the case Scott Moody v. STAAR Surgical Company, in which trial commenced on October 19, 2009 and if such a material adverse judgment occurs and remains unpaid, then the Company will be in default on the Broadwood Note at that time.

In addition, the holders of 1.7 million shares of outstanding Series A Redeemable, Convertible Preferred Stock have the right to redeem the stock at a price of $4.00 per share, or $6.8 million in aggregate, beginning on December 29, 2010 to the extent the Company has funds available to redeem the shares in accordance with the Delaware General Corporation Law.

If the Company’s need for cash exceeds available resources, the Company may be required to seek additional financing through the sale of debt and/or equity securities. The Company cannot assure that such financing will be available on acceptable terms, if at all, and an inability to secure additional and adequate financing could jeopardize the Company’s ability to continue as a going concern.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of October 2, 2009 and January 2, 2009, we had $5.6 million and $5.0 million, respectively, of cash and cash equivalents.

Net cash provided by operating activities was $464,000 for the three months ended October 2, 2009, compared with cash used of $1.1 million for the three months ended September 26, 2008. For nine months of 2009, we also generated cash in operations of $302,000 compared with $7.2 million used in nine months of 2008. Approximately $2.5 million of the total cash used in operating activities in the first quarter of 2008 was used by STAAR Japan in assuming distribution from Canon Marketing and for payments on inventory purchased from Canon Marketing.

Net cash used in investing activities was $7.4 million for nine months ended October 2, 2009, compared to $1.7 million cash provided by investing activities for nine months ended September 26, 2008. On June 22, 2009, we posted a $7.3 million deposit with the Superior Court of California, County of Orange, to obtain a stay of enforcement of the Parallax judgment while it is under appeal. These funds are restricted and the Court maintains full access to and control of the deposit until the final outcome of the Parallax appeal is known or a settlement is reached, whichever occurs first. The Court will pay us 1.5% per annum interest on the deposit, which will be reinvested by the Court into this restricted account and, as with the principal amount deposited, we will not have any access to the earned interest and limited information about its investment status as well. For nine months ended September 26, 2008, net cash provided by investing activities includes the $2.2 million of cash acquired in connection with the December 29, 2007 acquisition of STAAR Japan, net of acquisition costs.

Net cash provided by financing activities was $7.7 million for nine months ended October 2, 2009 compared to $1.2 million for nine months ended September 26, 2008. On June 17, 2009, we completed a Common Stock offering to certain institutional investors by issuing 4.6 million shares of our stock for aggregate proceeds of $8.5 million, net of issuance costs, offset by capital lease principal repayments of $0.9 million. For nine months ended September 26, 2008, our net borrowings from our line of credit were $1.9 million offset by capital lease principal repayments of $0.8 million.

Accounts receivable at October 2, 2009 increased $1.0 million relative to January 2, 2009. Days sales outstanding (“DSO”) were 47 days at October 2, 2009 compared to 50 days at September 26, 2008. We expect to maintain DSO within a range of 40 to 45 days during the course of the 2009 fiscal year.

Credit Facilities, Contractual Obligations and Commitments

Credit Facilities

As detailed below, we have credit facilities with different lenders to support operations in the U.S., Germany and Japan.

Broadwood Promissory Note

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”), a stockholder in the Company, pursuant to a Senior Promissory Note between the Company and Broadwood, with a scheduled maturity of December 14, 2010. On April 2, 2009, after preliminary judgment was entered in the Parallax case, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the judgment. In consideration of the Temporary Waiver Agreement, STAAR agreed to amend the Senior Promissory Note to grant to Broadwood a security interest in substantially all of STAAR’s assets to secure STAAR’s obligations under the original Senior Promissory Note. To effectuate this grant of a security interest, as of April 13, 2009, the Company and Broadwood entered into an Amended and Restated Senior Secured Promissory Note (the “Note”) and Security Agreement. All other key terms of the Note remained unchanged. The Temporary Waiver Agreement provided that if the Company secured a stay of enforcement of judgment prior to June 23, 2009 (the expiration date of a temporary stay granted by the Court), no default was deemed to have occurred with respect to the judgment. On June 24, 2009, following the timely posting of the deposit and satisfaction of the provisions of the Temporary Waiver, Broadwood and STAAR again amended the Note by replacing the Temporary Waiver with a provision stating that because the Company secured a stay of execution of judgment until the completion of the appeal by posting the required deposit with the Court, any default resulting from the Parallax judgment is deemed to be cured. Broadwood nonetheless retained its right to receive interest at the default rate of 20% per annum beginning on June 23, 2009 under the original terms of the Note. However, this rate may be lowered to 7% if the Company fully satisfies the Parallax judgment and fully resolves all other then outstanding and undecided material litigation of the Company. The Note may be pre-paid by the Company at any time without penalty, with prior notice, and is not subject to covenants based on financial performance or financial condition (except for insolvency). The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood.

As additional consideration for the loan, on December 14, 2007, we also entered into a Warrant Agreement with Broadwood (the “December 2007 Warrant Agreement”) granting the right to purchase up to 700,000 shares of our Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The December 2007 Note also provides that if any indebtedness remained outstanding under the Note on June 1, 2009, we would issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding. On June 1, 2009, as the entire $5 million was outstanding, we issued an additional 700,000 warrants to Broadwood valued at approximately $290,000. The December 2007 Warrant Agreement also provides that we will register the shares issuable upon exercise of the warrants with the Securities Exchange Commission (“SEC”). We have filed and secured effectiveness of a registration statement covering resale of the shares. If we fail to keep the registration statement effective and the lapse exceeds permitted suspensions, as the holder’s sole remedy, we will be obligated to issue an additional 30,000 warrants for each month that we do not meet this effectiveness requirement through the term of the warrants (“Penalty Warrants”) (a maximum of approximately 2,040,000 warrants issuable as of October 2, 2009 under an assumed noncompliance as of that date). We do not consider the issuance of Penalty Warrants as likely.

Capital Lease Agreement

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provided for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements ASC 840-10-25, “Leases” (previously accounted for under SFAS 13 “Accounting for Leases”), purchases under this facility are accounted for as capital leases and generally have a thirty-month to three-year term. Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed-upon fair value. On April 1, 2007, the

Company signed an additional leasing schedule with Farnam, which provided for additional purchases of $800,000 during 2008. The terms of this new schedule conform to the amended agreement dated October 9, 2006. There are no remaining borrowings available under the agreement.

Lines of Credit

The Company’s German subsidiary, Domilens, entered into a credit agreement on May 4, 2009 with Postbank. The credit agreement provides for borrowings of up to 500,000 EUR ($729,000 at the rate of exchange on October 2, 2009), at a rate of 7.25% per annum. The credit agreement is automatically renewed on an annual basis based on the same terms. The credit agreement may be terminated by the lender in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain restrictions regarding payment of dividends or providing loans to the Company or other consolidated subsidiaries. There were no borrowings outstanding as of October 2, 2009 and January 2, 2009 and the full amount of the line was available for borrowing as of October 2, 2009.

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Japanese Yen (approximately $3.3 million based on the rate of exchange on October 2, 2009), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of October 2, 2009) plus 1.125% and terminates on April 20, 2010, but may be renewed annually. Mizuho Bank may also terminate the line at will. The credit facility is not collateralized. The Company had 200,000,000 Japanese Yen outstanding on the line of credit as of October 2, 2009 and January 2, 2009, (approximately $2.2 million based on the foreign exchange rates on October 2, 2009 and January 2, 2009, respectively).

Covenant Compliance

Among the events of default in the Note held by Broadwood Partners, L.P. is any judgment in excess of $500,000 against the Company that “shall remain unpaid.” On April 2, 2009, after preliminary judgment was entered, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the Parallax judgment. On June 24, 2009, following the posting of the deposit and satisfaction of the provisions of the Temporary Waiver, Broadwood and STAAR again amended the Note by replacing the Temporary Waiver with a provision stating that because the Company secured a stay of execution of Judgment until the completion of the appeal by posting the required deposit with the Court, any default resulting from the Parallax judgment is deemed to be cured. As such, STAAR’s obligation under the Note, which is due on December 14, 2010, net of the related discount, has been reclassified from current indebtedness as of the first quarter ended April 3, 2009 to noncurrent indebtedness in STAAR’s consolidated balance sheet as of October 2, 2009.

The Company is in compliance with covenants of the Note, the capital lease agreement and the lines of credit as of October 2, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective. For purposes of Rule 13a-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation and Claims

Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136). Final judgment in this case was rendered on May 11, 2009, in accordance with a March 2, 2009 jury verdict finding that STAAR was liable for approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc. for intentional and negligent interference with prospective business advantage. Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR. Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007. On July 14, 2009, the Court in part granted STAAR’s motion to strike or reduce Parallax’s claim for approximately $109,000 in trial-related costs, of which approximately $56,000 was awarded to Parallax. On August 18, 2009, the Court amended its final judgment to include these costs and approximately $20,000 in pre-judgment interest, for a total judgment of $4,966,000. If STAAR’s appeal is unsuccessful, post-judgment interest at a rate of 10% per annum will also be payable.

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

Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132). Scott C. Moody, Inc., also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint. Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007. Like Parallax, Moody claims that STAAR intentionally and negligently interfered with Moody’s prospective economic advantage when it informed a regional IOL distributor that Parallax’s agreement had a covenant restricting the sale of competing products. The complaint seeks $32 million in actual damages and unspecified punitive damages.

Jury trial in the Moody case began on October 19, 2009. STAAR believes that the evidence to be presented in Moody does not support liability for interference with prospective business advantage, and does not support damages at a level that is material to STAAR. However, the Parallax and Moody cases have many facts in common: the plaintiff in Moody alleges that the same conduct of STAAR interfered with its prospective business advantage, and Moody will also be decided by a jury. The Moody plaintiff has also indicated it will seek punitive damages. But because no two courts or trials are identical, the outcome of the Moody case cannot be predicted.

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

STAAR generated cash from operations in the second and third fiscal quarters of 2009. While management has projected positive cash flow from operations for the remainder of 2009, STAAR has a history of losses, its business is subject to numerous risks and contingencies and it cannot assure investors that its needs will not again exceed the level of cash generated by operations. Future obligations and liabilities that could result in STAAR exceeding its cash reserves include the following:

•	the $5 million indebtedness under the Senior Secured Promissory Note held by Broadwood Partners, L.P., which becomes due on December 14, 2010 and accrues interest at a rate of 20% per annum; and
•	the possibility of a material adverse judgment in the case Scott Moody v. STAAR Surgical Company, in which trial commenced on October 19, 2009 and if such a material adverse judgment occurs and remains unpaid, then we will be in default on the Broadwood Note at that time.

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

Our defined benefit pension plans are currently underfunded and we may be subject to significant increases in pension benefit obligations under those pension plans.

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries. Both plans are underfunded and may require significant cash payments. We contributed $178,000 to our Swiss Plan and $75,000 to our Japan Plan during the nine months ended October 2, 2009. For the Swiss Plan, we currently expect to contribute approximately $59,000 for the remainder of 2009.

Beginning October 1, 2009, as part of the Amendment of the Japan Plan discussed in Note 7 to the consolidated financial statements included in this report, STAAR Japan will maintain and administer the Japan Plan, including paying the pension benefits as they are due solely from its continuing operations. STAAR

Japan is not required to, and does not expect to make any contributions to the Japan Plan in order to meet future pension benefit obligations. Therefore, STAAR Japan has no plan assets now and does not expect to have any in the future.

STAAR determines its pension benefit obligations and funding status using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, as applicable, any of which could prove to be different than projected. If the investment performance does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more than we currently expect and increase our future pension benefit obligations to be funded from our operations.

Our pension plans in the aggregate are underfunded by approximately $1.8 million ($1.0 million for the Japan Plan and $0.8 million for the Swiss Plan) as of October 2, 2009 (based on the actuarial assumptions used for FASB ASC 715-30, “Defined Benefits Plans — Pensions” purposes and comparing our projected benefit obligation to the fair value of plan assets).

If our cash flow from operations is insufficient to fund our worldwide pension obligations, we may be materially and adversely harmed and have to seek additional capital.

Contracts that we file as exhibits to our public reports contain recitals, representations and warranties that may not be factually correct.

Any recital, representation, warranty or other statement of purported fact in any contract, agreement or similar instrument that we file as an exhibit to this or any other report may not be true or complete, either at the date of such instrument or at any later time. Even if such statements were accurate when made, they may not be accurate when we file the instrument as an exhibit to any of our reports. The parties to such instruments did not intend such statements to establish or confirm any facts, but intended such statements to allocate contractual risk between the parties. Such instruments may be subject to standards of materiality that differ from the standards applicable to our reports. In addition, such statements may have been qualified by schedules and other disclosures that we have not filed with (or incorporated by reference into) this or any other report or document. In reviewing any of our reports, you should rely on the text of the report, which we believed was complete and correct in all material respects when we filed the report. You should not assume that any statement of purported fact in any such instrument is accurate or complete, because such an assumption could result in misapprehension of the facts and circumstances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS

Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
4.1	Certificate of Designation of Series A Convertible Preferred Stock.(1)
4.2	1991 Stock Option Plan of STAAR Surgical Company.(3)
4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(4)
4.4	Form of Certificate for Common Stock, par value $0.01 per share.(5)
4.5	2003 Omnibus Equity Incentive Plan, as amended, and form of Option Grant and Stock Option Agreement.(6)
10.74	Stock Purchase Agreement.(8)
10.75	Amendment Agreement between the Company and Broadwood Partners, L.P.(8)
10.76	Employment Agreement between the Company and Deborah Andrews, dated December 2, 2002.(9)
10.77	Bonus, Salary Increase and Stock Option Grant to Deborah Andrews, dated April 11, 2007.(9)
10.78	Service Agreement between Domilens GmbH, a wholly owned subsidiary, and Dr. Reinhard Pichl, Managing Director, dated November 1, 2007.(9)
10.79	Employment Agreement between STAAR Surgical AG, a wholly owned subsidiary, and Mr. Hans Martin Blickensdoerfer, dated January 1, 2005.(9)
10.80	Credit Agreement between STAAR Japan Inc. with Mizuho Bank Inc., dated October 31, 2007.(*)
10.81	Amended Credit Agreement between Staar Japan and Mizuho Bank Ltd., dated June 30, 2009.(*)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.
(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2009.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2009.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2009.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2009.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY
Date: November 11, 2009	By: /s/ DEBORAH ANDREWS Deborah Andrews
Chief Financial Officer (on behalf of the Registrant and as its principal financial officer)