Form 10-K/A
period 2009-01-02
STAAR SURGICAL CO
filed 2010-03-24
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Items 13 and 14 of Part III of this Amendment No. 1 to Annual Report on Form 10-K/A are incorporated by reference to the registrant’s definitive proxy statement relating to its 2009 annual meeting of stockholders, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 30, 2009.

EXPLANATORY NOTE

STAAR Surgical Company is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 2, 2009 in response to comments received from the SEC.

This Amendment No. 1 speaks as of the filing date of the original Annual Report on Form 10-K, except where otherwise expressly stated and except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1.

Part III of this Amendment amends disclosures originally provided in STAAR’s Proxy Statement filed with the SEC on April 30, 2009.  The information contained in this Amendment No. 1 has not been updated to reflect events occurring or trends arising after the original filing dates of the Form 10-K and Proxy Statement.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment republishes the amended items in their entirety.

TABLE OF CONTENTS

		Page
PART I

Item 1A.	Risk Factors	4

PART II

Item 9A.	Controls and Procedures	14

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40

PART IV

Item 15.	Exhibits and Financial Statement Schedules	44

Signatures		47

Item 1A.  Risk Factors

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully the following risk factors, in addition to other information contained in this report. This Annual Report on Form 10-K contains forward-looking statements, which are subject to a variety of risks and uncertainties.  We have identified our known, significant risk factors below.

The following risk factors speak as of the original filing date of our Annual Report on Form 10-K, April 2, 2009.

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

Global recession could reduce sales of our ICLs and TICLs.

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

We manufacture all of our products at our facilities in California, Switzerland, and Japan. Most of our products are approved for manufacturing only at one of these sites. Before we can use a second manufacturing site for an implantable device we must obtain the approval of regulatory authorities. Because this process is expensive we have generally not sought approvals needed to manufacture at an additional site. If a natural disaster, fire, or other serious business interruption struck one of our manufacturing facilities, it could take a significant amount of time to validate a second site and replace lost product. We could lose custom PART I ers to competitors, thereby reducing sales, profitability and market share.

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

STAAR is regulated by regional, national, state and local agencies, including the Food and Drug Administration, the Department of Justice, the Federal Trade Commission, the Office of the Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as vgovernmental authorities in those foreign countries in which we manufacture or distribute products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern the research, development, manufacturing and commercial activities relating to medical devices, including their pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. We are also subject to government regulation over the prices we charge and any rebates we may offer to customers. Complying with government regulation substantially increases the cost of developing, manufacturing and selling our products.

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

PART II

Item 9A.  Controls and Procedures

Attached as exhibits to this Amendment No. 1 are certifications of STAAR’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Page F-3 of STAAR’s Annual Report on Form 10-K as originally filed on April 2, 2009, sets forth the report of BDO Seidman, LLP, our independent registered public accounting firm, regarding its audit of STAAR’s internal control over financial reporting. This section should be read in conjunction with the certifications and the BDO Seidman, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of STAAR Surgical Company and its subsidiaries (the “Company”).  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended January 2, 2009, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The Company’s management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Company.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

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

BDO Seidman LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company contained in this report on Form 10-K, as originally filed on April 2, 2009, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended January 2, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Board of Directors was comprised of the following persons as of April 30, 2009:

Don M. Bailey
Chairman of the Board
Chairman of the Nominating and Governance Committee
Member of the Audit Committee
Member of the Compensation Committee
Director since April 2005
Age 63

Don Bailey has served as a director and our Chairman since April 2005, and serves as the chairman of the Nominating and Governance Committee of the Board of Directors. Since November 26, 2007, Mr. Bailey has served as President, Chief Executive Officer and a director of Questcor Pharmaceuticals, Inc., having served as its interim President from May 2007 and as a director since May 2006. In addition, he served as Chairman of the Board of Comarco, Inc., a provider of wireless test products for the wireless industry and a maker of emergency call box systems and mobile power products for handheld devices from 1998 until August 31, 2007. He also served from June 1990 to April 2000 as President of Comarco, Inc. and as its Chief Executive Officer from January 1991 to April 2000. Mr. Bailey earned his Bachelor of Science degree in Mechanical Engineering from Drexel University 1968, his Master of Science degree in Operations Research from the University of Southern California in 1971 and his Master of Business Administration degree from Pepperdine University in 1986.

Barry G. Caldwell
President and Chief Executive Officer
Director since May 2007
Age 58

Barry Caldwell was elected to STAAR’s Board of Directors at its 2007 Annual Meeting, and he has served as STAAR’s President and Chief Executive Officer since November 27, 2007. Mr. Caldwell previously served as President, Chief Executive Officer and director of Iridex Corporation, a worldwide provider of therapeutic laser systems and delivery devices used to treat eye diseases and skin conditions, from 2005 through 2007. From 1979 to 2002, Mr. Caldwell served in various capacities with Alcon Laboratories, Inc., a leading developer, manufacturer and marketer of ophthalmology products. His executive positions included Vice President and General Manager of Alcon’s U.S. Surgical Division and Vice President of Alcon Canada. From 2002 to 2005, Mr. Caldwell served on the Boards of Directors of Laser Diagnostic Technologies (until its sale in 2004), A.R.C. Laser, Inc. and Tekia, Inc. In addition, he has served on the Boards of Directors for three ophthalmic industry groups, AdvaMed, NAEVR and EyeRx Coalition. He is also a former member of the Kentucky State Legislature where he served three consecutive terms in the State’s House of Representatives. Mr. Caldwell has a Bachelor of Arts in Political Science and English from Georgetown College and a Juris Doctorate from the Northern Kentucky University Chase College of Law.

David Bailey
President, International Operations
Director since December 2000
Age 52

David Bailey has served as STAAR’s President, International Operations since November 27, 2007, having previously served as our President and Chief Executive Officer since December 28, 2000. Mr. Bailey also joined the Board of Directors on December 28, 2000, and served as Chairman of the Board from 2001 through April 2005. Prior to joining STAAR, Mr. Bailey served as Global President of CIBA Vision Corporation’s surgical business unit based in Atlanta, Georgia. From April 1995 through May 1999, Mr. Bailey served on the global management boards of both Bausch & Lomb and ChironVision. In 1993, Mr. Bailey was the European Managing Director of Johnson & Johnson’s European professional sector, with operating responsibility for Iolab Corporation, an ophthalmic products company that was a subsidiary of Johnson & Johnson at that time, including both medical devices and pharmaceuticals. Mr. Bailey completed his formal education in the United Kingdom, obtaining a Master’s degree from Durham University, and a Bachelor of Arts degree with honors from York University. David Bailey and Don Bailey are not related.

Donald Duffy
Director since February 2003
Chairman of Audit Committee
Age 72

Mr. Duffy has served as a director and as Chairman of the Audit Committee since February 2003. His previous experience includes the position of Chief Financial Officer of Iolab Corporation, a former subsidiary of Johnson & Johnson, a position he held from 1987 until his retirement in 1992. Prior to holding that position, Mr. Duffy served as Chief Financial Officer of the J&J Ultrasound division of Johnson & Johnson and Alpha Wire Corporation. Mr. Duffy also served as the Chief Information Services Officer for the J&J Products Division of Johnson & Johnson and held various financial positions for Johnson & Johnson from 1962 through 1984. Mr. Duffy earned a Master of Business Administration degree from Pace University and a Bachelor of Science degree in accounting from the University of South Dakota.

John C. Moore
Director since January 2008
Member of the Nominating and Governance Committee
Member of the Compensation Committee
Age 64

Mr. Moore has more than 25 years of executive experience at ophthalmic medical device companies, where he managed R&D, operations, marketing, sales, business development, service, and finance teams. Between April 2005 and January 2007 Mr. Moore served as CEO of Notal Vision, an Israeli-based company that developed comprehensive diagnostic solutions for the early detection and monitoring of age-related macular degeneration (AMD). Mr. Moore served as the President and CEO of Laser Diagnostic Technologies, a manufacturer of diagnostic laser scanning ophthalmoscopes used for the early detection of glaucoma, from 2000 until it was acquired by Carl Zeiss Meditec, Inc. in 2004. Before this, Mr. Moore was a vice president at Alcon Laboratories where he was responsible for pursuing and executing strategic acquisitions and partnerships to broaden the company's product portfolio. Mr. Moore also spent more than 10 years at Carl Zeiss, Inc., a multinational company with primary businesses in optics, medical, scientific and semiconductor products. Mr. Moore received his Bachelor of Science degree in General Science from University of Rochester.

David Morrison
Director since May 2001
Chairman of the Compensation Committee
Member of the Audit Committee
Member of the Nominating and Governance Committee
Age 64

Mr. Morrison has 35 years of experience in various executive positions, both within the United States and internationally. Between 1998 and 2003 Mr. Morrison served as a consultant for ophthalmic companies in the U.S., Japan and Germany and for consumer goods companies in the United Kingdom, Italy, Australia and New Zealand through his own company, DRM Strategic Services Ltd.; he continues to provide marketing consultation services on a limited basis for non-ophthalmic consumer goods. Mr. Morrison was appointed President and Chief Operating Officer of Chiron Vision following its acquisition of Iolab Corporation in 1995, and served in that capacity until 1997. Prior to joining Chiron Vision, Mr. Morrison served as Area Vice President for Europe for the Gillette Company and as President of International Operations and Co-Chief Operating Officer of Cooper Vision. Mr. Morrison earned a Bachelor of Arts degree, with honors, in economics from the University College of Wales, Aberystwyth and received a post-graduate degree in Industrial Administration from Bradford University.

Executive Officers

The following is a list of executive officers of STAAR as of April 30, 2009:

Deborah Andrews
Vice President and Chief Financial Officer
Age 51

Ms. Andrews has served as Chief Financial Officer since August 2005 and as Vice President since April 2005. She has been employed by STAAR since 1995, serving as Principal Financial Officer from April 2005 to August 2005, Global Controller from 2001 to 2005, Vice President, Finance, of STAAR Surgical AG (Switzerland) from 1999 – 2001, and Assistant Controller from 1995 to 1999. She previously served as an internal auditor for Bourns, Inc., a maker of electronic components, from 1994 to 1995, and an auditor for KPMG Peat Marwick from 1991 – 1994. Ms. Andrews earned her Bachelor of Science degree in Accounting from California State University, San Bernardino.

Hans-Martin Blickensdoerfer
Vice President, International Marketing
Age 43

Mr. Blickensdoerfer, who joined STAAR in January 2005, has over 15 years experience in the ophthalmic device industry. Prior to joining STAAR, Mr. Blickensdoerfer served from January 2003 through December 2004 as Vice President of Sales and Marketing for Milvella Ltd., an Australia-based medical device maker, where his duties included both regional and worldwide business planning, product launches and management of European clinical studies.  He worked from 2000 through 2002 for Novartis — CIBA Vision as the Commercial Director for Europe, the Middle East and Africa. Between 1997 and early 2000 he worked for the Surgical Division of Bausch & Lomb, Inc. as its Area Sales Manager for Central and Eastern Europe. Prior to that time he worked in sales and product management positions in the Surgical Division of Chiron Vision and at Chiron Adatomed GmbH. Mr. Blickensdoerfer received his diploma in Marketing and International Management from the University of Mannheim in Germany. He is based in our Nidau, Switzerland facility.

Reinhard Pichl
Managing Director, Domilens Vertrieb für medizinische Produkte GmbH
Age 54

Reinhard Pichl joined STAAR’s German subsidiary, Domilens, in October 2007. Prior to joining STAAR he worked more than eight years for Advanced Medical Optics (now Abbott Medical Optics) and its previous parent company, Allergan, where he served most recently as Director of Sales and Marketing for Central European Markets. Dr. Pichl received his bachelor’s degree in chemistry and his doctorate in inorganic and theoretical chemistry at the Technical University of Munich. He is based in the Domilens headquarters in Hamburg, Germany.

Isamu Kamijo
President, STAAR Japan, Inc.
Age 61

Mr. Kamijo joined STAAR on December 27, 2007 when STAAR acquired the remaining interests in STAAR Japan, previously Canon Staar Co., Inc. He serves as the President of STAAR Japan, which is the same chief executive role that he fulfilled as Vice President of Canon Staar from 2003 through 2007. Mr. Kamijo began working at Canon Staar at the time of its formation as a joint venture between STAAR and the Canon companies in 1988, and became a director of Canon Staar in 1993. Between 1972 and 1988 he worked at Canon affiliates in the U.S., Canada, and Europe and at Canon Marketing, Inc. in Japan. Mr. Kamijo graduated from the high school attached to Tokyo Metropolitan University in 1969. He is based at STAAR Japan’s headquarters in Urayasu City, Japan.

Craig Felberg
Vice President, Research, Development and Clinical Affairs
Age 58

Mr. Felberg, who joined us in 2007, has over 25 years of experience in the field of ophthalmology. Prior to joining STAAR, Mr. Felberg worked with many current and past market leaders including Bausch & Lomb, Chiron, Iolab, Alcon and CooperVision. Mr. Felberg has held positions including Plant Manager, Vice President of Operations and Director of Refractive R&D Program Management. Most recently he was responsible for the Refractive R&D project portfolio at Bausch & Lomb, where he led the efforts to develop and deliver new and improved laser and diagnostic systems as well as new indications for the existing products. Mr. Felberg was also responsible for managing clinical and regulatory programs required to gain approval of new and improved products into worldwide markets. Mr. Felberg received a Bachelor of Arts degree in Management from the University of Redlands and earned a Master of Business Administration degree from Pepperdine University.

Paul Hambrick
Vice President, Operations
Age 47

Mr. Hambrick has served as our Vice President of Operations since February of 2006. From late 2005 through February 2006 he served as Divisional Manager of Engineering at Bio-Rad Laboratories, a manufacturer of products for life science research and clinical diagnostics. From 2001 through 2005 Mr. Hambrick served as General Manager and Vice President of Operations at MAS, a Fisher Scientific Company, managing the production of in-vitro diagnostic products. From 1998 to 2001 he was Director of Manufacturing at Biosense Webster, a Johnson & Johnson company, where he oversaw production of electrophysiology catheters. Prior to joining Biosense Webster, Mr. Hambrick was Director of Manufacturing at Chiron Vision with various product line responsibilities including manufacturing of intraocular lenses, phacoemulsification systems and keratome blades. Mr. Hambrick earned his Bachelor of Science Degree in Business Administration from the University of La Verne in La Verne, California.

Robin Hughes
Vice President, Marketing
Age 45

Mr. Hughes joined STAAR in 2007 from H Consulting, LLC, a consulting firm specializing in marketing and strategy. Prior to founding the firm, Mr. Hughes spent 13 years at Bausch & Lomb, most recently as Vice President of Global Strategy and Commercialization for refractive surgery from 2002 until 2006, and as Vice President of Marketing for Europe, Middle East and Africa (EMEA) from 2001 until 2002. Prior to these roles he held EMEA Director of Marketing positions at Bausch & Lomb in both the Surgical and Visioncare divisions.

Prior to joining Bausch & Lomb in 1993, Mr. Hughes spent eight years in the pharmaceutical industry, transitioning from sales into marketing at Merck, Inc. He earned a Master of Business Administration degree from the Henley Management College, Brunel University. His scientific background includes qualifications in medical microbiology from The Royal London Hospital, and in human physiology and cell biology from the University of Westminster.

Charles Kaufman
Vice President, General Counsel and Corporate Secretary
Age 54

Mr. Kaufman has served as Vice President, General Counsel and Secretary since April 2005. From 2001 to 2005 he served as an attorney at the law firm of Sheppard, Mullin, Richter & Hampton, LLP, where he specialized in corporate finance, securities regulation and corporate transactions. From 1994 to 2001 Mr. Kaufman served as an attorney at the law firm of Morrison & Foerster, LLP. Mr. Kaufman earned his Juris Doctor Degree from the University of California at Los Angeles, where he also received a Bachelor of Arts degree in English Literature.

John Santos
Vice President, Quality Assurance, Regulatory and Clinical Affairs
Age 53

Mr. Santos has served as our Vice President, Quality Assurance and Regulatory Affairs, since November 2008. Mr. Santos, joined STAAR in October 1992, has over 16 years experience in the ophthalmic device industry. Prior to his current post he was Vice President of Corporate Planning and Development from August 2001 until November 2008. Prior to that he served as Vice President Finance and Chief Financial Officer from May 2000 to August 2001, as Vice President Controller from March 1999 to May 2000, and as Controller from October 1992 to March 1999. Prior to his employment at STAAR he worked for Calmar, Inc. in accounting and finance positions. He received his Bachelors of Science in Business Administration from California State University Fullerton and his Masters in Business Administration from Pepperdine University.

Code of Ethics

STAAR has adopted a Code of Ethics applicable to the principal executive officer and senior financial executives, including the chief financial officer and the controller of STAAR, as well as all employees and directors of STAAR. The Code of Ethics is published on our website, at www.staar.com, under “Investor/ Media — Corporate Governance.” We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics applicable to senior financial executives on our website within two business days following the date of such amendment or waiver.

Audit Committee

STAAR’s Board of Directors has established an Audit Committee as a standing committee of the Board.  The principal purpose of the Audit Committee is to oversee (i) the quality and integrity of STAAR’s financial statements, (ii) the qualifications and independence of STAAR’s independent registered public accounting firm, and (iii) the performance of STAAR’s independent registered public accounting firm.  The Audit Committee operates under a written charter adopted by the Board of Directors.  The charter of the Audit Committee is available on STAAR’s web site at www.staar.com, under “Investor/Media — Corporate Governance.”

As of April 30, 2009, the members of the Audit Committee were Donald Duffy, who serves as the chairman of the committee, Don Bailey and David Morrison. Each member of the Audit Committee is “independent” as that term is defined under the rules of the SEC and the Nasdaq Marketplace Rules. STAAR has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under the rules of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, and the SEC’s rules thereunder, require our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the SEC and to furnish to us copies of all reports they file. The SEC has established specific due dates for these reports and requires STAAR to report in this Proxy Statement any failure by these persons to file or failure to file on a timely basis.

To our knowledge, based solely on a review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2008 fiscal year our directors, executive officers and persons who own more than 10% of our Common Stock complied with all Section 16(a) filing requirements, except for the following: a Form 4 filed on January 10, 2008 reporting shares granted to David Bailey; a Form 4 filed on January 10, 2008 reporting shares granted to Barry Caldwell; a Form 4 filed on January 11, 2008 reporting shares granted to Don Bailey; a Form 3 filed on February 7, 2008 reporting John Moore’s status as director; a Form 4 filed on February 19, 2008 reporting a grant of options to John Moore; a Form 4 filed on February 19, 2008 reporting options granted to Paul Hambrick; and a Form 4 filed on May 16, 2008 reporting shares purchased by Nicholas Curtis.

Item 11.  Executive Compensation

Compensation Committee

The members of the Compensation Committee as of April 30, 2009 are David Morrison, who serves as chairman of the committee, Don Bailey and John Moore.  Each member of the Compensation Committee is “independent” as that term is defined under the Nasdaq Marketplace Rules.

The principal purposes of the Compensation Committee are to help ensure that STAAR’s compensation of its executive officers and those of its subsidiaries satisfies the following requirements:

•	alignment with the compensation strategy of STAAR determined by the Board of Directors;

•	equitable and consistent treatment of all executive officers;

•	enabling STAAR to compete in recruiting and retaining qualified executive officers; and

•	conforming to the requirements of all appropriate regulatory bodies.

The Committee also administers STAAR’s 2003 Omnibus Equity Incentive Plan.

The Compensation Committee makes all decisions for the total direct compensation of the executive officers of STAAR, including base salary, annual bonus, long-term equity compensation and perquisites. The Compensation Committee also generally approves company-wide pay increases and discretionary compensation that may be allocated to non-executive employees by management.

Compensation Committee Interlocks and Insider Participation

During 2008 David Morrison, Don Bailey, John Moore served on the Compensation Committee. There were no Compensation Committee interlocks or insider (employee) participation during 2008.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in STAAR’s Annual Report on Form 10-K/A for the fiscal year ended January 2, 2009.

The Compensation Committee
David Morrison (Chairman)
Richard Meier
John Moore

March 17, 2010

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers of STAAR identified below in the Summary Compensation Table, whom we refer to as our “Named Executive Officers.” The Compensation Committee of the Board of Directors, which we refer to in this discussion as the “Committee,” makes all decisions for the total direct compensation — that is, the base salary, annual bonus, long-term equity compensation and perquisites — of STAAR’s executive officers, including the Named Executive Officers.

STAAR’s management develops the health, welfare, retirement and paid time-off plans and policies applicable to salaried U.S.-based employees with the advice of the Human Resources, Finance and Legal Departments, which generally administer these plans. The Committee (or Board) oversees these plans and policies and approves fundamental changes outside the day-to-day decisions made by management to maintain them. Outside the U.S. the management of our foreign subsidiaries determines benefit plans in accordance with prevailing local standards and legal requirements.

STAAR’s Business Environment

Our Mission.  STAAR develops and manufactures visual implants and other innovative ophthalmic products to improve or correct the vision of patients with cataracts and refractive conditions, and distributes them worldwide. STAAR’s mission is to increase stockholder value by forming economic and therapeutic partnerships with our customers, allowing the ophthalmic surgeon to perform safer surgeries and improve patient outcomes. As to our officers and employees, our mission is to create an environment that is open, honest and entrepreneurial, within which each is challenged to reach his or her full potential.

Our Values.  Each employee of STAAR is required to promote honest and ethical conduct both within the company and in its relations with customers, business partners and regulators.

Our Business Opportunity.  STAAR competes with much larger companies in the ophthalmic industry and strives to maintain its competitive position through innovation. STAAR pioneered the flexible intraocular lens, which has become the standard of care for cataract surgery, and has been a worldwide leader in intraocular refractive implants. For our business to grow and reward our stockholders for investing in us, we believe our employees must devote their efforts to developing, manufacturing, marketing and selling innovative products that improve the vision of patients and better serve the needs of our physician customers.

In recent fiscal years, STAAR has devoted significant resources to thoroughly revamping its quality and regulatory compliance systems. STAAR’s standing with the FDA and other regulators, and its reputation with customers, depend on maintaining a corporate culture that emphasizes regulatory compliance at all levels, and STAAR aims for continuous improvement in the quality of its products. In evaluating the performance of executives and employees at every level, STAAR places a special emphasis on that contribution.

Compensation Program Objectives and Rewards

Compensation Philosophy.  STAAR designs its compensation programs to promote a high-performance culture that attracts, motivates and retains the key talent necessary to optimize stockholder value in a competitive environment. Compensation at STAAR is market-driven and is designed to motivate the behaviors that will enable STAAR to execute an aggressive business strategy. Our compensation program is designed to reward the named executives for meeting or exceeding corporate financial goals and individual objectives, and for maintaining the highest standards of business conduct. Our Compensation Committee determines all elements of compensation for executive officers. Management is involved only to the extent of providing performance information and recommendations. The compensation package for all employees includes a number of components:

•	Pay for the achievement of business and strategic goals, as measured by our financial and operating performance, as well as individual strategic, management and development objectives.

•
Competitive compensation, set at levels to attract and retain key employees. We regularly review compensation surveys in the medical device industry and consider the results of these reviews as one factor in setting compensation levels.

•	Alignment of employee compensation with the interests of shareholders through equity compensation.

STAAR measures the success of its compensation programs by the following:

•	The overall performance of STAAR’s business and the commitment of its officers to improving performance;

•	Our ability to attract and retain key talent; and

•	The perception of employees that STAAR rewards dedication, skill and focus on success of the enterprise.

STAAR generally seeks to pay executive officers total compensation competitive with that paid to executives of other companies of similar size in STAAR’s industry.  Bonus programs and equity incentives can constitute a significant portion of total compensation and are designed to reward performance against financial and strategic objectives as well as align the interests of executive officers with those of our stockholders.

All of the compensation and benefits for the Named Executive Officers serve the primary purpose of attracting, retaining and motivating the highly talented individuals who perform the work necessary for STAAR to succeed in its mission while upholding its values in a highly competitive marketplace. Beyond that, we design different elements of compensation to promote individually tailored goals.

In 2008 the Committee reviewed the Radford Global Life Sciences Survey prepared by the Radford Survey of Executive Compensation to assess the general competitiveness of its compensation. Comparisons with survey results are only one element considered by the Committee in making compensation decisions. Current salaries generally range from the 25th to 50th percentile in the 2008 survey. The Committee believes that it has been able to attract and retain personnel with a high level of professional skill and experience partly because of the value its executives have placed on the potential growth in value of their equity compensation if their efforts to improve STAAR’s business succeed. However, current salary levels may pose a future risk to retention of the most qualified individuals. As a result, the Committee believes that if STAAR’s performance continues to improve it is likely, over time, to reassess compensation levels and adjust as appropriate.

The Radford Global Life Sciences Survey employs a database of approximately 650 multinational life science companies. Neither STAAR nor any of its officers or directors has engaged in any other transaction, or has any other relationship, with the Radford Survey.

Management by Objectives. Near the beginning of each year STAAR’s management, in consultation with the Board, establishes company goals expressed as objectives. The objectives usually relate to current year financial goals and milestones for significant longer term projects.  Generally, objectives do not include the basic responsibilities of the employee’s position. Near the beginning of each year the Committee, in consultation with management, will generally develop individual management-by-objective goals (“MBOs”) for each Named Executive Officer that are aligned with STAAR’s overall short-term and long-term goals. Whenever possible, objectives should have enough clarity and specificity to be easily measured (numbers, dates, events, etc.). Objectives should be developed with the expectation that their achievement would be attainable but ambitious. If there is more than one objective, they are weighted and the sum of the weights equals 100%. Target cash bonus amounts are developed for each employee and expressed as a percentage of base salary. The percentage is correlated to the importance and difficulty of achieving the objectives for that employee.

Appraisals at every level of STAAR take into account compliance with our policies and codes of conduct. We may accord special weight to positive or negative contributions to STAAR’s culture of regulatory compliance.

Elements of Compensation

The elements of compensation that may be paid to executive officers of STAAR include base salary, annual cash bonuses, and equity compensation in the form of plan-based awards.

Base Salaries.  We generally negotiate base salaries at a level necessary to attract and retain the talent STAAR needs to execute its plans. The Committee considers such factors as its subjective assessment of the executive’s scope of responsibility, level of experience, individual performance, and past and potential contribution to STAAR’s business. As noted above in the context of total compensation, the Committee will often compare base salary with market data obtained through independent surveys as one factor in making compensation decisions.

The Committee determines base salaries for executive officers, including the Named Executive Officers, early each calendar year. For Named Executive Officers other than himself, the CEO proposes any change in base salary based on:

•	his evaluation of individual performance and expected future contributions, based on STAAR’s Professional Development Plan;

•	the general development of STAAR’s business;

•	a review of survey data, and

•	comparison of the base salaries of the executive officers who report directly to the CEO to provide for internal equity.

Annual Cash Bonuses.  The Committee has exclusive discretion to award bonuses to STAAR’s executives, including its Named Executive Officers, as an incentive for employee productivity and effectiveness over the course of each fiscal year. The CEO recommends executive bonuses to the Committee based upon a combination of the Company’s financial performance and individual performance against the MBOs established for the year. The Committee decides based on achievement of financial performance objectives and a subjective analysis of the executive’s level of responsibility. The Compensation Committee also considers other types and amounts of compensation that may be paid to the executive, such as commissions.

When cash bonuses are paid, the process for recommendation and determination of executive bonus payments takes place as follows:

1.	Actual achievement of financial corporate goals is calculated. This value is expressed as a percentage between 0 and 100%.

2.
Actual achievement of each executive’s MBOs is evaluated by the CEO. The CEO's actual achievement of his MBOs is evaluated by the Committee.  The result of each individual achievement calculation is multiplied by the value of the calculated corporate goals (above) to determine baseline incentive awards.

3.
The CEO reviews all recommendations, makes adjustments based on his or her judgment, including adjustments to make recommendations equitable across all employees and presents those recommendations to the Compensation Committee.

4.	The Compensation Committee reviews all calculations and recommendations, applies its judgment, and makes adjustments to the recommendations of the CEO, if appropriate.

Grants of Plan Based Awards - Equity Compensation

During 2008 and 2009 STAAR has had a single active stock plan in place for employees, officers, directors and consultants: the STAAR Surgical Company 2003 Omnibus Equity Incentive Plan. The terms of the 2003 Omnibus Plan are discussed below under the heading “STAAR Surgical Company 2003 Omnibus Equity Incentive Plan.” The 2003 Omnibus Plan makes available a broad variety of stock-based compensation; to date the Committee has awarded equity compensation in the form of stock options, restricted shares, and stock grants.

Long-Term Equity Compensation.

The Committee believes that long-term equity incentive awards serve to align the interests of the executive officers with the interests of STAAR’s stockholders.  Long-term equity incentive awards may be granted in the form of either stock options or restricted shares.

Stock options.  Stock options become valuable if the price of our common stock rises after we grant the options. The Committee sets the exercise price of a stock option on the date of grant at fair market value, which is generally the closing price of our common stock on the Nasdaq Global Market on that date. Under the 2003 Omnibus Plan, STAAR may not grant stock options having an exercise price below fair market value of our common stock on the date of grant. STAAR does not grant stock options with a so-called “reload” feature. To encourage retention by providing a long-term incentive, the ability to exercise an option vests over a period of three or four years.

The Board of Directors has delegated to the Committee its authority to grant stock options. The Committee’s policy is to award stock options to executive officers soon after they commence employment. In making grants, the Committee weighs the potential contribution of the executive to STAAR, but because the size of initial awards generally depends on the level necessary to attract the executive under prevailing market conditions, initial award amounts are negotiated by management in consultation with the Committee, then submitted to the Committee for approval. In determining the size of any subsequent grants, the Committee takes into consideration STAAR’s and the individual’s performance, level of responsibilities, competitive market practices, and the size and term of prior option grants.  These factors are guidelines, and the Committee ultimately exercises its discretion in determining whether to award options and the size of any award, and does not base awards on any fixed formula

STAAR does not backdate options or grant options retroactively. We also do not coordinate the grant of options with the release of nonpublic information in order to make grants before the announcement of favorable information or after the announcement of unfavorable information.

Restricted shares. Restricted shares are shares of common stock that STAAR grants subject to restrictions on sale or transfer for a specified period of time.  Restricted shares are forfeited back to STAAR if the grantee’s service to STAAR terminates before the end of the restricted period.  Under this arrangement, sometimes referred to as “reverse vesting,” when the restricted period ends the grantee obtains full rights of ownership over the shares.  Restricted stock provides a long-term incentive by aligning the grantee’s interests with those of the stockholders and encourages retention through the risk of forfeiture if the grantee ceases working for STAAR during the restricted period.

Other Equity Compensation.

Stock Grants.  The 2003 Plan permits the grant of fully vested, unrestricted shares to employees and consultants of STAAR.  While the general practice of the Committee is to use plan-based award for long-term equity compensation, it may from time to time find it appropriate to grant unrestricted shares.  As discussed below under the caption “Plan-Based Awards to Named Executive Officers,” due to the special circumstances in 2008 the Company awarded equity compensation in this form.

Base Salaries of Named Executive Officers

Salary of Chief Executive Officer.  STAAR established the base salary and incentive compensation for STAAR’s President and Chief Executive Officer, Barry Caldwell, through arm’s-length negotiation based on his experience and skills and then-prevailing market conditions. STAAR and Mr. Caldwell entered into an employment agreement on November 27, 2007, which was amended in 2008 and provides for an annual base salary of $400,000, of which Mr. Caldwell may elect to receive a portion in the form of restricted stock.  For the second year of the term Mr. Caldwell elected to be paid $100,000, or one fourth of his base salary, in the form of restricted stock.

Salaries of Named Executive Officers.  Base salaries of Named Executive Officers did not change in fiscal year 2009.  The following change in base salary of Named Executive Officers took place in fiscal year 2008.

•
Hans Blickensdoerfer.  In addition to the compensation Mr. Blickensdoerfer received for his added duties as Interim General Manager of the Company’s German subsidiary, Domilens, in 2008 Mr. Blickensdoerfer received an increase of approximately 4% in his salary as Vice President of International Sales (from 240,000 CHF to 250,000 CHF) as a result of the following factors with respect to the performance of his ongoing responsibilities at STAAR Surgical A.G., the Company’s subsidiary located in Nidau, Switzerland, during 2007.  These factors were equally weighted and assigned no numerical value:

•	annual sales from Nidau of $13.2 million, exceeding the $12.8 million target;

•	gross profit (Nidau) of 68.5%, exceeding the target of 62%;

•	strengthening of the customer service organization through new hires and training;

•	completion of a customer satisfaction survey;

•	strengthening the international sales organization in Asia through representative offices in China and Singapore;

•	41% growth in ICL/TICL sales, exceeding the 2007 strategic target of 35%;

•	increasing the Company’s academic presence with 17 presentations and four courses at the European Society of Cataract and Refractive Surgery;

•	strengthening the clinical group; and

•	recruitment and business expansion in India.

Annual Cash Bonuses

No Cash Bonuses Paid in 2009.   On February 20, 2009, the Committee determined that cash bonuses would not be awarded to executives based on 2008 performance. This follows a similar decision regarding bonuses for U.S.-based executives made on February 14, 2008 for bonuses based on 2007 performance.  In these periods management did not recommend cash bonuses, and the Committee concurred with management’s recommendation, because of STAAR’s overall financial results, notwithstanding significant progress toward improved results across all business units and outstanding individual achievements. Additional factors considered by the Committee in these decisions are STAAR’s need to conserve its cash resources and uncertainty about the global economic environment in 2009.

The review process that would normally have led to the allocation of cash bonuses or increases in compensation was completed in February 20, 2009.

Cash Bonuses potential of Chief Executive Officer.  Mr. Caldwell’s employment agreement provides for a performance bonus of up to 60% of annual salary, which was to be first determined and, if awarded, to be paid in 2009 based on performance during 2008. In keeping with general suspension of cash bonuses in 2009, Mr. Caldwell did not receive a bonus based on 2008 performance.

Cash Bonuses Paid to Named Executive Officers During 2008 based on 2007 Performance.  On February 14, 2008, the Committee approved a bonus to be paid to Hans Blickensdoerfer, Vice President of International Sales, in the amount of 106,452 Swiss Francs ($98,258), equal to 40% of his annual base compensation, in recognition of the excellent performance of STAAR’s international business based in Nidau, Switzerland. Mr. Blickensdoerfer also received a discretionary payment of 37,500 Swiss Francs ($34,614) for three months of extraordinary services performed in assisting the transition of leadership at Domilens GmbH to its new General Manager, Reinhard Pichl.  No other cash bonus was paid to a Named Executive Officer based on 2007 performance.

Plan-based Awards to Named Executive Officers

Plan-Based Awards to Named Executive Officers in fiscal year 2009

In 2009, rather than granting equity compensation in the form of stock options, the Compensation Committee granted shares of common stock to STAAR’s executive officers.  The grants served as both incentives for the recipients to continue their contributions to the success of the company and as recognition of 2008 performance in light of the suspension of all cash bonuses and salary increases for executives in 2009. The stock awards, which were granted on March 30, 2009, were intended to recognize that, notwithstanding the Committee’s decision to accept management’s recommendation to suspend cash bonuses and salary increases, and notwithstanding uncertain worldwide economic conditions that made conservation of cash a key priority, STAAR had made significant progress toward improved results across all business units and individuals had made outstanding achievements.  As a result, prior year performance, which would otherwise have served as a basis for cash bonuses, was instead used as a factor for granting stock awards in 2009.

In determining the stock awards the Committee considered both the overall performance of STAAR in pursuit of corporate goals and individual performance.  STAAR’s corporate goals for 2008 - and its achievement against them - were as follows:

•
Improving cash flow. STAAR significantly reduced its cash “burn” rate in 2008 as a result of rising margins and cost-cutting efforts.  Excluding results from STAAR Japan (which was acquired at the beginning of fiscal year 2008), STAAR reduced cash used in operations by 57% during fiscal year 2008 when compared to fiscal year 2007 and established a trend of decreasing cash usage.  Including the results from STAAR Japan , STAAR reduced its use of cash from operations by 26% over 2007.  STAAR had experienced several consecutive years of negative cash flow, and beginning at the end of fiscal year 2007 new initiatives were adopted to move more quickly back into the positive range.  While STAAR had note yet achieved positive cash flow in 2008, the Committee deemed the 57% reduction in use of cash in 2008 (excluding Japan) and the trend to positive cash flow accomplished in 2008 to have satisfied this objective.

In assessing management’s success in improving cash flow over 2007, the Committee found it useful to exclude the 2008 results from Japan because doing so provided a more direct comparison with 2007 performance, and because STAAR Japan’s cash use immediately after the acquisition was affected by integration costs and did not necessarily reflect company-wide cash management measures.[1]  In general, STAAR’s management has found it useful to exclude the impact of Japan when comparing 2008 performance to previous periods.

Among the elements leading to the improved cash flow was a significant improvement in gross margins.  For the year, STAAR increased its gross margin to 53.6% percent over 49.3% for 2007. STAAR improved its gross margin in every quarter of 2008 except the fourth quarter.  From the first through fourth quarter of 2008 gross margin was 43.2%, 55.8%, 57.7% and 57.1% (including Japan).

[1]
STAAR reported $11,184,000 used in operating activities in 2007 and $8,228,000 used in operating activities in 2008, a reduction of $2,956,000, or 26%.  Of the $8,228,000 used in 2008, STAAR Japan accounted for $3,418,000 and the remainder of STAAR’s operations accounted for $4,810,000 of STAAR’s cash use in 2008.  Without Japan, cash use declined by 6,374,000, or 57%.

•
Increasing U.S. sales by reversing the decline in IOL sales and improving the growth of ICL sales.  The objective of an overall increase in U.S. sales in 2008 was not achieved, with an overall decline of 4% reported. Notwithstanding the overall decline, STAAR believes it made significant progress against this objective by increasing U.S. ICL sales despite challenging market conditions, by reducing the rate of decline in IOL sales, and by introducing new IOLs that are expected to significantly increase average U.S. selling prices for IOLs.  In particular, in 2008 Visian ICL sales in the U.S. grew by 18% over the prior year, even though the industry-wide U.S. market for refractive procedures declined by about 35% during the same period.  These results compare favorably to 2007 results, when STAAR’s U.S. ICL sales declined 1% over the prior year and its total U.S. sales declined 13%.  While sales of IOLs in the U.S. continued to decline in 2008, the rate of decline decreased each quarter and management had refreshed the product line with several new products in release or soon to be released at the time of the grants, including three lenses for which the Centers for Medicaid and Medicare granted “New Technology IOL” status and enhanced reimbursement.  As a result, prospects for reversing the decline in U.S. IOL sales and overall U.S. sales had significantly improved.

•
Successfully integrating STAAR Japan. Early in fiscal year 2008 STAAR completed the acquisition of the remaining interests in its Japan-based joint venture, Canon Staar Co., Inc., which became a wholly owned subsidiary of STAAR operating under the name “STAAR Japan, Inc.”  STAAR’s management believes that the integration proceeded smoothly, with changes resulting from STAAR’s new ownership embraced by managers and employees of STAAR Japan.  During fiscal year 2008  STAAR Japan contributed $12.7 million in sales, exceeding STAAR’s goal of $12 million.

The Committee allocated approximately 300,000 shares of stock for the payment of stock awards based on the number of shares outstanding in the Company’s equity incentive pool and a determination that this level of compensation would be a meaningful recognition of 2008 corporate achievements and help retain and motivate valuable staff.   In allocating the shares among senior executives, including the named executive officers, the Committee used as guidelines the following factors, none of which predominated:

•	Achievement of individual objectives (as described in detail below)

•	Contribution to the achievement of corporate objectives

•	Level of management responsibility

•	Relative salary level and cash bonus potential

Award to CEO.  The Committee granted 60,000 shares of common stock to Mr. Caldwell in recognition of the Company’s progress in achieving its corporate goals for 2008 during his first year of leadership, in particular improving the company’s financial condition and increasing prospects for a turnaround of the U.S. business through substantially increased ICL sales and the refreshing of the IOL product line with newer, higher value products.   On the date of grant the stock had a value of $57,000.  While Mr. Caldwell’s Executive Employment Agreement provides that he may earn an annual cash bonus of up to 60% of his salary, or a potential $240,000, the 60,000 shares were the only discretionary compensation paid to him in 2009.

Deborah Andrews.  The Committee granted 25,000 shares of common stock to Ms. Andrews based on STAAR’s progress in achieving its corporate goals and on the following individual factors:

•	improvements in the integration of STAAR’s global financial reporting functions, including post-acquisition reporting by STAAR Japan; and

•	her role in significantly reducing STAAR’s use of cash through cost-cutting and other measures.

On the date of grant the stock had a value of $23,750.  While Ms. Andrews’ Employment Agreement provides that she may earn an annual cash bonus of up to 40% of her salary, or a potential $100,000, the 25,000 shares are the only discretionary compensation paid to her in 2009 .

David Bailey.  The Committee granted 30,000 shares of common stock to David Bailey, President of International Operations, based on STAAR’s progress in achieving its corporate goals and on the following individual factors:

•	The results delivered by STAAR’s international business, where revenue improved by 41% in 2008 over 2007 (including Japan).

•	An increase of 26.3% in international ICL sales.

•	His role in the integration of STAAR Japan, which was a key factor in overall international sales growth.

On the date of grant the stock had a value of $28,500.  While David Bailey’s Executive Employment Agreement provides that he may earn an annual cash bonus of up to 50% of his salary, or a potential 225,000 Swiss francs, the 30,000 shares are the only discretionary compensation paid to him in 2009.

Hans Blickensdoerfer.  The Committee granted 30,000 shares of common stock to Hans Blickensdoerfer, Vice President, International Marketing, based on STAAR’s progress in achieving its corporate goals and on the following factors:

•	The increase in sales through international distributors, which is under his management;

•	The continued expansion of the Visian ICL into new markets worldwide, which is also under his management.

While Mr. Blickensdoerfer’s employment agreement provides that he may earn an annual cash bonus of up to 25% of his salary, or a potential [48,750] Swiss francs, the 30,000 shares are the only discretionary compensation paid to him in 2009.

Reinhard Pichl.  The Committee granted 10,000 shares of common stock to Reinhard Pichl, Managing Director of Domilens Vertrieb fur medizinische Produkte, GmbH, based on STAAR’s progress in achieving its corporate goals, on Mr. Pichl’s assumption of the leadership role at Domilens following his appointment in October 2007, and his efforts to better integrate Domilens into STAAR’s global business.  On the date of grant the stock had a value of $9,500.  While Mr. Pichl’s employment agreement provides that he may earn an annual cash bonus of up to 30% of his salary, or a potential 54,000 euro, the 10,000 shares are the only discretionary compensation paid to him in 2009.

Plan-Based Awards to Named Executive Officers in Fiscal Year 2008

On January 8, 2008, the Committee granted to Barry Caldwell, President and Chief Executive Officer, an option to purchase 200,000 shares of common stock. This option was provided for in the Executive Employment Agreement in connection with his appointment as President and Chief Executive Officer on November 27, 2007, subject to approval by the Committee at its next regular meeting. This option was granted pursuant to the 2003 Plan, has an exercise price of $2.21 per share, and vests in equal installments on the first three anniversaries of November 27, 2007, the date when Mr. Barry Caldwell commenced employment, and has a term of ten years.

On November 14, 2008, Mr. Caldwell received 64,103 shares of restricted stock.  These shares were granted as a result of Mr. Caldwell’s election to take 25% of his salary ($100,000)  in the form of stock rather than cash during the second year of his employment with STAAR.  The shares vest in twelve equal monthly installments.  Mr. Caldwell’s election to receive stock in lieu of cash compensation is discussed in greater detail in the proxy statement under “Employment Agreements.”

On May 15, 2008, the Committee granted to Deborah Andrews an option to purchase 20,000 shares of Common Stock.  The Committee awarded the options to ensure that Ms. Andrews had sufficient incentives for future performance in the role of Chief Financial Officer because, of the 180,000 options she already held, approximately one  half were priced too high to have significant value as incentives in the foreseeable future. The 20,000 options were granted pursuant to the 2003 Plan, have an exercise price of $2.91 per share, vest in three equal annual installments subject to continued service, and will expire on May 14, 2018.

On February 14, 2008 the Committee granted to Hans Blickensdoerfer, Vice President of International Sales, an option to purchase 50,000 shares of common stock, in recognition of the performance of STAAR’s international operations and his role in stabilizing the business of Domilens during his service as its Interim General Manager in 2007. These options were granted pursuant to the 2003 Plan, have an exercise price of $2.30 per share, vest in three equal annual installments subject to continued service, and will expire on February 13, 2018.

Change in Control Arrangements

Our Named Executive Officers will generally receive continued payments from STAAR or a successor company if they are terminated following a change in control of STAAR. In addition, STAAR’s 2003 Omnibus Equity Incentive Plan provides that, if STAAR has a change in control, options vest immediately unless the surviving company assumes the options. STAAR provides these rights to help it compete with larger, better capitalized ophthalmic companies in attracting employees. STAAR also recognizes the importance to the company and its stockholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. Change in control rights are intended to do the following:

•
Encourage employees to remain with the company despite uncertainties while a transaction is under consideration or pending by assuring them that, if they are terminated as a result of a change in control, they will receive continued pay and benefits to cover the disruption in employment; and

•
Reinforce the alignment of employee interest with stockholder interest by providing that, if a major transaction occurs, vesting and exercisability of stock options will continue, so the potential equity value of unvested or unexercised options will not be lost.

Perquisites

STAAR’s Named Executive Officers, along with other senior management employees, may be eligible for a limited number of perquisites intended to minimize distractions from the executives’ attention to important STAAR business. In addition to his base salary, Mr. Caldwell receives a housing allowance to maintain an executive-level apartment in the vicinity of STAAR’s headquarters, and will receive relocation assistance when he moves permanently to the area from his home in Ft. Worth, Texas, provided the relocation takes place on or before December 31, 2009. David Bailey is entitled, in addition to his base salary, to an automobile allowance, a housing allowance to rent an executive apartment in the vicinity of STAAR’s Nidau, Switzerland facility, and disability insurance which will replace 60% of his annual salary in the event of his disability, and payment of premiums for a life insurance policy with a death benefit of $1,750,000.

Benefits

The Named Executive Officers participate in a variety of retirement, health and welfare, and paid time-off benefits designed to enable STAAR to attract and retain its workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that STAAR has a productive and focused workforce through reliable and competitive health and other benefits. Pension and savings plans help employees, especially long-service employees, save and prepare financially for retirement.

STAAR’s qualified 401(k) Plan allows employees to contribute up to 15 percent of their base salary, up to the limits imposed by the Internal Revenue Code — $15,500 for 2008 — on a pre- or after-tax basis. STAAR provides a 50% percent match up to the first 2% of the employee’s compensation, and a 25% match of the next 4% of compensation, which vest immediately. The terms of the 401(k) Plan are described below under the caption “Employee Benefit Plans.” Officers serving outside the U.S., where Section 401(k) of the Internal Revenue Code is largely inapplicable, receive pension benefits based on local regulations and standards.

David Bailey and Hans Blickensdoerfer are entitled to pension benefits under a Passive Pension Plan that STAAR Surgical AG, STAAR’s Swiss subsidiary, maintains for its employees. The Swiss plan is financed by employer and employee contributions, with employers required to match employee contributions.

Each of STAAR’s U.S.-based executive officers also receives an Executive Life Insurance Policy with premiums paid by the Corporation. David Bailey receives a life insurance policy with premiums paid by the corporation and providing a death benefit of $1,750,000.

Policy Under Section 162(m) of the Internal Revenue Code.  STAAR has not formulated a policy for qualifying compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code, and does not foresee the necessity of doing so in the near future. Should limitations on the deductibility of compensation become a material issue, the Compensation Committee will determine whether such a policy should be implemented, either in general or with respect to specific transactions.

Summary Compensation

The following table summarizes the compensation of the Named Executive Officers for each of the three fiscal years ending January 2, 2009. The Named Executive Officers are the Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers ranked by their total compensation in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Barry Caldwell	2008	300,000	—	99,708	112,405	—	43,957	(3)	556,070
President and Chief	2007	21,878	—	100,000	—	—	18,750		140,628
Executive Officer

Deborah Andrews	2008	250,000	—	—	121,364	—	12,357		383,721
Vice President and Chief	2007	243,269	50,000	—	127,099	—	12,742		433,110
Financial Officer	2006	225,000	67,500	—	119,692	—	13,326		425,518

David Bailey (2)	2008	415,363	—	—	167,632	—	212,623	(3)	795,618
President, International	2007	415,246	80,000	125,000	239,110	—	34,768		894,124
Operations	2006	400,583	80,000	—	—	—	34,768		727,909

Reinhard Pichl (2)	2008	292,590	—	—	17,443	—	53,377	(3)	363,410
Managing Director,	2007	48,699	14,610	—	1,246	—	1,926		66,481
Domilens GmbH

Hans Blickensdoerfer (2)	2008	252,462	132,872	—	78,214	—	40,899	(3)	504,447
Vice President,	2007	304,669	58,458	—	83,754	33,291	21,387		501,559
International Marketing	2006	159,783	34,988	—	62,125	33,291	9,934		300,121

(1)
Represents the dollar amounts associated with the named executive officers’ stock and option grants that are recognized as stock-based compensation expense in the 2008, 2007 and 2006 fiscal years for financial statement reporting purposes in accordance with SFAS 123R resulting from the vesting of restricted stock and options granted in the years 2005-2008, as applicable. For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Note 14 of our Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K as originally filed on April 2, 2009.

(2)
Amounts are translated using the applicable average foreign currency exchange rates for the years presented. David Bailey and Hans Blickensdoerfer are paid in Swiss Francs and Reinhard Pichl is paid in Euros.

(3)
For each executive officer who received perquisites and personal benefits exceeding $10,000 in 2008, perquisites and benefits are identified in the table below.  The subsequent table quantifies each perquisite paid to each executive officer who received perquisites and personal benefits exceeding $10,000 in 2008.

The following table summarizes the elements of “All Other Compensation” listed in the table above for 2008.

Name	Perquisites and Other Personal Benefits ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Total ($)
Barry Caldwell	27,780	12,767	3,410	43,957
Deborah Andrews	—	8,232	4, 125	12,357
David Bailey	93,487	54,542	64,594	212,623
Reinhard Pichl	51,668	1,709	—	53,377
Hans Blickensdoerfer	—	6,501	34,398	40,899
_________________

The following table quantifies each perquisite and personal benefit paid to each Named Executive Officer who, in 2008, received perquisites and personal benefits exceeding $10,000 in value.

Name	Year	Personal Use of Company Car/Parking ($)	Company Paid Housing ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
Barry Caldwell	2008	—	27,780	—	27,780
David Bailey	2008	22,153	33,229	38,105	93,487
Reinhard Pichl	2008	6,887	—	44,781	51,668

Grants of Plan Based Awards
for Fiscal Year Ended
January 2, 2009

The following table provides information on stock and stock options granted in 2008 to each of STAAR’s Named Executive Officers, and estimated future payouts for non-equity incentive plan awards under STAAR’s executive cash bonus plan. By providing the Grant Date Fair Value of Stock and Option Awards in the table STAAR does not imply any assurance that such values will ever be realized.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)		Maximum
Barry Caldwell	01/08/2008						—		200,000	2.21	262,389
	11/14/2008						64,103	(2)	—	—	100,000	(2)
	2/14/2008	0	240,000		240,000

Deborah Andrews	5/15/2008	0					—		20,000	2.91	32,851
	2/14/2008	0	100,000		100,000

David Bailey	2/14/20008	0	203,767	(3)	203,767	(3)	—		—	—	—

Reinhard Pichl	2/14/20008	0	78,694	(3)	78,694	(3)	—		—	—	—

Hans Blickensdoerfer		0					—		50,000	2.30	65,487
	2/14/2008		44,150	(3)	44,150	(3)

(1)	Reflects targeted cash bonus for 2008 performance to be paid in 2009 under STAAR’s cash bonus plan for executive officers. No bonuses were paid under this plan in 2009.
(2)
These shares were granted in partial consideration of Mr. Calwell’s services during the second year of his Executive Employment Agreement, which began on November 27, 2008.  On December 14, 2008, Mr. Caldwell elected to be paid $100,000, or one fourth of his base salary, in the form of restricted stock.  The number of shares issued reflects $100,000 divided by $1.56, the price per share on the date of that election.

(3)	Based on the exchange rate as of February 14, 2008. Target bonus amounts for these individuals are denominated in local currency as follows: Mr. Bailey, 225,000 Swiss Francs; Mr. Pichl, 54,000 Euro; Mr. Blickensdoerfer, 48,750 Swiss Francs.

Outstanding Equity Awards
at Fiscal Year-End
January 2, 2009

The following table shows the number of shares covered by exercisable and unexercisable options and unvested shares of restricted stock held by STAAR’s Named Executive Officers on January 2, 2009.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Exercisable	Unexercisable
Barry Caldwell	20,000	—		4.79	5/15/2017	58,762	(9)	92,255
	66,667	133,333	(1)	2.21	01/07/18

Deborah Andrews	—	20,000	(4)	2.91	5/14/2018
	10,000	—		10.63	6/15/2009
	20,000	—		7.86	2/26/2014
	35,000	—		3.95	4/6/2015
	50,000	—		4.71	8/21/2015
	12,500	12,500	(2)	6.92	2/9/2016
	13,333	26,667	(3)	5.39	4/1/2017

David Bailey	140,000	—		3.60	2/13/2013
	40,300	—		3.35	8/8/2011
	150,000	—		3.81	1/2/2012
	150,000	—		3.95	4/6/2015
	60,000	—		4.00	5/18/2015
	25,000	25,000	(2)	6.92	2/9/2016
	25,000	50,000	(3)	5.39	4/1/2017
	500,000	—		11.13	12/20/2010

Reinhard Pichl	8,333	16,667	(5)	3.00	11/14/2017

Hans Blickensdoerfer	35,000	—		6.27	12/31/2014
	12,500	12,500	(6)	6.92	2/9/2016
	8,333	16,667	(7)	5.39	4/1/2017
	—	50,000	(8)	2.30	2/13/2018

(1)	66,667 options will vest on November 27, 2009 and the remaining 66,666 options will vest on November 27, 2010.
(2)
For Ms. Andrews, 6,250 options will vest on February 10, 2009, and the remaining 6,250 options will vest on February 10, 2010. For Mr. Bailey, 12,500 options will vest on February 10, 2009, and the remaining 12,500 options will vest on February 10, 2010.

(3)
For Ms. Andrews, 13,333 options will vest on April 3, 2009 and the remaining 13,334 options will vest on April 3, 2010. For Mr. Bailey, 25,000 options will vest on April 3, 2009 and the remaining 25,000 options will vest on April 3, 2010.

(4)	6,666 options will vest on May 15, 2009, 6,667 options will vest on May 15, 2010 and the remaining 6,667 options will vest on May 15, 2011.
(5)	8,333 options will vest on November 15, 2009 and the remaining 8,334 options will vest on November 15, 2010.
(6)	6,250 options will vest on February 10, 2009, and the remaining 6,250 options will vest on February 10, 2010.
(7)	8,333 options will vest on April 3, 2009 and the remaining 8,334 options will vest on April 3, 2010.
(8)	16,666 options will vest on February 14, 2009, 16,667 will vest on February 14, 2010 and the remaining 16,667 will vest on February 14, 2011.
(9)	5,342 securities will vest monthly for the eleven months beginning on January 31, 2009.

Option Exercises and Stock Vested as of
Fiscal Year-End January 2, 2009

The table below shows the number of shares of STAAR common stock acquired by Named Executive Officers during 2008 on the exercise of options, and the number of shares of stock subject to stock awards that vested in 2008 for each Named Executive Officer.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Barry Caldwell	—	—	39,937	99,708
Deborah Andrews	—	—	—	—
David Bailey	—	—	—	—
Reinhard Pichl	—	—	—	—
Hans Blickensdoerfer	—	—	—	—

Pension Benefits for Fiscal Year Ended
January 2, 2009

STAAR maintains a passive pension plan (“Swiss Plan”) covering employees of its Swiss subsidiary, including the Named Executive Officers listed below.  This plan is classified as a defined benefit plan under guidelines of the Swiss Auditing Chamber’s Auditing Practice Committee and its Accounting Practice Committee, and STAAR accounts for it as a defined benefit plan.

The Swiss plan is financed by employer and employee contributions, with employers required to match employee contributions.  No other Named Executive Officer participates in a defined benefit pension plan.

The table below shows the present value of the pension benefits to which each person is entitled to under the Swiss Plan.  The present value assumes that the participant will retire at age 65, the normal retirement age for men under the plan.  The present value was calculated using the assumptions set forth in Footnote 10 to the Company’s Annual Report on Form 10-K for fiscal year 2008.

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)	Payments During 2008 ($)
David Bailey	Switzerland Plan	1.0	(1)	95,935	—
Hans Blickensdoerfer	Switzerland Plan	6.8	(1)	215,554	—

(1)
The number of years credited to an employee under the Swiss Plan is determined by applicable government regulations and plan formulae, and may be greater than the actual number of years the employee has worked for the company.

Change in Control and Termination Payment and Benefit Estimates
As of January 2, 2009

The table below demonstrates the effect of termination and change-in-control rights held by Named Executive Officers under their employment agreements with us. Each column of the table shows the financial benefit that would have been received by a Named Executive Officer, on a hypothetical basis, if one of the following events had occurred on January 2, 2009:

•	termination by STAAR without cause, or by the executive for good reason, prior to a change in control;

•	termination by STAAR without cause, or by the executive for good reason, following a change in control;

•	a change in control of STAAR, without termination of the executive; and

•	termination because of disability, irrespective of any change in control;

We are providing this information on a hypothetical basis in accordance with the regulations of the SEC. In fact, no such change in control occurred on January 2, 2009, and none of the executives was terminated on that date.  There can be no assurance that a change in control would produce the same or similar results as those described if it occurs on any other date, or if any assumption is not correct when the actual event occurs.  Termination “for good reason” generally means that an employer has adversely changed the terms and conditions of employment to such a degree that the executive, under the specific terms of his or her agreement, is entitled to voluntarily resign and to receive severance benefits.

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason ($) (4)	Termination w/o Cause or for Good Reason ($) (4)		Change in Control ($) (1)	Disability ($)
Barry Caldwell	Severance	600,000	600,000		—	228,988
	Options and restricted stock vest immediately	—	174,926	(2)	174,926	—

Deborah Andrews	Severance	125,000	250,000		—	—
	Options vest immediately	—	—		176,570	—

David Bailey	Severance	1,056,004	774,115	(3)	—	563,776
	Options vest immediately	—	289,739	(2)	289,739	—

Reinhard Pichl	Severance	83,811	—		—	—
	Options vest immediately	—	—		29,903	—

Hans Blickensdoerfer	Severance	126,231	252,462		—	—
	Options vest immediately	—	—		181,896	—

(1)
Assumes that following a change in control the acquirer of surviving company has not assumed or confirmed the executive’s outstanding options. If the acquirer assumes options or surviving company confirms options issued under the 2003 Omnibus Equity Incentive Plan, the options will continue to vest in accordance with their original terms.

(2)
If the executive is terminated without cause, or resigns for good reason, following a change in control, all unvested options will vest immediately and will continue to be exercisable for the full term of the option, irrespective of the termination of employment.

(3)
This amount excludes any tax “gross-up” under Mr. Bailey’s employment agreement because of the likelihood that he is not subject to U.S. taxes as of January 2, 2009. If he were subject to U.S. income taxes on that date, the hypothetical value of Mr. Bailey’s severance payment on a termination on January 2, 2009, without cause or for good reason following a change in control, including the tax gross-up, would be $1,290,192.

(4)
Except as otherwise indicated severance payments are payable on a bi-weekly basis during the severance period. Mr. Bailey would receive severance payments in lump-sum if terminated by the employer without cause or by the executive for good reason following a change of control. Mr. Caldwell would receive his severance payment in lump-sum payable on the 60th day following a termination regardless of a change in control.

2008 Director Compensation

The chart below summarizes 2008 compensation of each director for services as a director, committee member or chairperson, including fees earned or paid in cash, stock awards and option awards.  The values shown for stock awards and option awards are the dollar amounts STAAR recognized for financial statement reporting purposes in 2008 in accordance with FAS 123R.

Name	Fees Earned or Paid in Cash ($)		Stock Awards(1) ($)		Option Awards(1) ($)		Total ($)
Don Bailey	—	(2)	81,313	(2)	49,380	(4)	130,693
David Bailey	—		—		—		—
Barry Caldwell	—		—		24,942	(5)	24,942
Donald Duffy	40,000		—		45,474	(6)	85,474
David Morrison	33,750		11,178	(3)	45,474	(6)	90,402
John Moore	34,327		—		30,355	(7)	64,682

(1)
Represents the dollar amounts associated with the director’s stock awards and option awards that we recognized as stock-based compensation expense in the 2008 fiscal year for financial statement reporting purposes in accordance with SFAS 123R.  For a detailed discussion of the assumptions made in the valuation of stock option awards, please see Note 14 of our Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K as originally filed on April 2, 2009.

(2)
For board fees for the fourth quarter of 2007 through the third quarter of 2009, Don Bailey elected to receive payment in the form of restricted stock awards. Accordingly, he neither earned nor was paid cash for board fees during 2008.  On December 3, 2007, he was issued 26,415 shares of restricted stock, with a grant date fair value of $70,000, which vested in four equal installments on January 1, 2007, April 1, 2008, July 1, 2008 and October 1, 2008.  On November 14, 2008, he was issued 44,872 shares of restricted stock, with a grant date fair value of $70,000, one fourth of which vested on January 1, 2009.  The remaining amount of shares vested in equal installments on April 1, 2009, July 1, 2009 and October 1, 2009.  The $81,313 shown in the table is the total dollar amount of expense with respect to these grants recognized for financial statement reporting purposes in fiscal year 2008 in accordance with FAS 123R.  A total of 71,287 shares of stock awards awarded to Mr. Bailey were outstanding as of the end of fiscal year 2008, of which 37,633 were vested.

(3)
For board fees for the fourth quarter of 2008 through the third quarter of 2009, Mr. Morrison elected to receive payment in the form of restricted stock awards. On November 14, 2008, he was issued 28,846 shares of restricted stock, with a grant date fair value of $45,000.  One fourth of the shares vested on January 1, 2009.  The remaining amount of shares vested in equal installments on April 1, 2009, July 1, 2009 and October 1, 2009. The $11,178 shown in the table is the total dollar amount of expense with respect to this grant recognized for financial statement reporting purposes in fiscal year 2008 in accordance with FAS 123R.  A total of 28,846 shares of stock awards awarded to Mr. Morrison were outstanding as of the end of fiscal year 2008, of which 7,211 were vested.

(4)
Includes compensation related to the following: (1) an option to purchase 20,000 shares granted on August 16, 2006, which had a grant date fair value of $86,544 and vested in two annual installments on August 16, 2007 and 2008; and (2) an option to purchase 20,000 shares granted on May 15, 2008, which had a grant date fair value of $32,851 and vested on May 15, 2009.  As of the end of fiscal year 2008, Mr. Bailey held outstanding option awards to purchase 100,000 shares, of which 80,000 were vested.

(5)
Reflects compensation expense recognized in 2008 for an option to purchase 20,000 shares granted on May 16, 2007.  The option was granted when Mr. Caldwell was elected as an independent director, prior to his employment as an officer of STAAR.  The option had a grant date fair value of $60,215 and vested on May 16, 2008.  As of the end of fiscal year 2008, with respect to his former service as an independent director, Mr. Caldwell held 20,000 options, all of which were vested.  Expense related to this option is also included in the dollar value of option awards listed for Mr. Caldwell in the summary compensation table.

(6)
Includes compensation related to the following: (1) an option to purchase 20,000 shares granted on May 16, 2007, which had a grant date fair value of $60,215 and vested on May 16, 2008; and (2) an option to purchase 20,000 shares granted on May 15, 2008, which had a grant date fair value of $32,851 and vested on May 15, 2009.  As of the end of fiscal year 2008, Mr. Duffy held outstanding option awards to purchase 60,000 shares, of which 40,000 were vested, and Mr. Morrison held outstanding option awards to purchase 100,000 shares, of which 80,000 were vested.

(7)
Includes compensation related to the following: (1) an option to purchase 7,500 shares granted on February 14, 2008, which had a grant date fair value of $9,823 and vested on May 16, 2008, and (2) an option to purchase 20,000 shares granted on May 15, 2008, which had a grant date fair value of $32,851 and vested on May 15, 2009.  As of the end of fiscal year 2008, Mr. Moore held outstanding option awards to purchase 27,500 shares, of which 7,500 were vested.

EMPLOYMENT AGREEMENTS

Barry Caldwell, President and Chief Executive Officer

On November 27, 2007, we entered into an Executive Employment Agreement with Barry Caldwell in connection with his appointment as President and Chief Executive Officer. The Agreement has an initial term of one year, and will automatically renew for successive one-year terms unless either Mr. Caldwell or STAAR gives written notice of its intent not to renew within six months prior to the expiration of the original term or any renewal term. The Executive Employment Agreement was amended and restated on November 27, 2008, to provide for an election to receive compensation in the form of stock rather than cash, and again on December 31, 2008 to bring the agreement in conformance with the newly implemented requirements of Section 409A of the Internal Revenue Code of 1986, as amended.  These changes are described at the end of this discussion. Unless otherwise specified, provisions of Mr. Caldwell’s employment agreement described in this section refer to the Amended and Restated Executive Employment Agreement dated December 31, 2008.

The original Executive Employment Agreement had provided that, of Mr. Caldwell’s salary, $100,000 would be paid in the form of restricted stock. To more accurately reflect the original intent of the Board of Directors, the amended agreement provides that all of Mr. Caldwell's annual base compensation is payable to him in cash, but that prior to any annual renewal of the Agreement Mr. Caldwell may elect to instead receive a portion of that compensation in the form of restricted stock to be priced on the date of election and issued on, or as soon as practicable after, the Renewal Date. For the 2008 – 2009 annual renewal period Mr. Caldwell elected to again receive 25% of his salary, or $100,000, in the form of restricted stock.

The restricted stock provided in place of cash for Mr. Caldwell’s base compensation is subject to vesting restrictions, and vests in twelve equal monthly installments during the year after grant. The Agreement provides for a performance bonus of up to 60% of annual salary, to be first determined and, if awarded, to be paid in 2009 based on performance during 2008. As discussed above under Compensation Discussion and Analysis, in keeping with STAAR’s general suspension on executive cash bonuses in 2009, Mr. Caldwell did not receive a cash bonus based on 2008 performance. The Agreement also provided for an initial grant in 2007 of an option to purchase 200,000 shares of Common Stock, subject to approval by the Compensation Committee, which occurred at its next regular meeting on January 8, 2008. The option vests, subject to continued service, in three equal installments on the first three anniversaries of November 27, 2007, when Mr. Caldwell commenced employment, and has a term of 10 years. Mr. Caldwell will also be eligible to participate in equity compensation programs generally available to similarly situated executives of the Company. Mr. Caldwell’s Agreement also entitles him to participate in all benefit plans available to similarly situated executives of STAAR, including executive level health and life insurance coverage.

Mr. Caldwell’s Agreement provides relocation assistance, including (i) reimbursement of rent for a serviced apartment in the vicinity of the Company’s headquarters and twice monthly round-trip airfare to Fort Worth, Texas, for a period of twelve months, and (ii) when Mr. Caldwell relocates to a residence in Southern California, reimbursement of expenses related to the sale of Mr. Caldwell’s residence in Texas and purchase of a residence in Southern California and moving costs, provided the relocation takes place on or before December 31, 2009.

If the Company terminates Mr. Caldwell’s employment other than for cause, he will be entitled to eighteen months’ salary from the date of termination.

Within the period of one year after a change in control, if Mr. Caldwell’s employment is terminated (or if he resigns during that period following a material reduction in compensation or change in duties) he will receive 18 months’ salary as a lump-sum payment, plus continued benefits for a 12-month period. In addition, following such a termination all unvested options or restricted stock will immediately vest and options will continue to be exercisable until their expiration date. If severance payments in connection with a change in control result in liability for excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended, Mr. Caldwell will generally receive a “gross-up” payment in an amount sufficient to make up for the effect of the excise tax. However, if excise taxes could be avoided by reducing total severance payments by up to 10%, the total payments will be reduced to the amount where excise taxes would not be incurred.

The Agreement anticipates that the Board of Directors will nominate Mr. Caldwell for re-election to the Board of Directors at each annual meeting, unless he elects not to stand for election. He will not receive additional compensation for board service.

Amended and Restated Executive Employment Agreement dated December 31, 2008 made the following changes to the Original Agreement to bring it in compliance with Section 409A of the Internal Revenue Code of 1986, as amended:

•
If the Company terminates Mr. Caldwell’s employment other than for cause, he will be entitled to eighteen months’ salary from the date of termination, payable in a lump sum. Under the Original Agreement, Mr. Caldwell was entitled to twelve months’ continued salary following a termination of employment other than for cause, but he was also entitled to six months’ notice of termination and continued salary for that six-month notice period. The Restated Agreement eliminates the notice period, but does not change the amount of compensation Mr. Caldwell would receive following a notice of termination.

•
Within the period of one year after a change in control, if Mr. Caldwell’s employment is terminated (or if he resigns during that period following a material reduction in compensation or change in duties) he will receive 18 months’ salary as a lump-sum payment, plus continued benefits for a 12-month period. In addition, following such a termination all unvested options or restricted stock will immediately vest and options will continue to be exercisable until their expiration date. The Restated Agreement eliminates a provision of the Original Agreement that also made these severance benefits applicable if Mr. Caldwell’s employment were terminated during the 120 period preceding a change in control.

•
Relocation expenses that are reimbursable under the Original Agreement will be eligible only if incurred before December 31, 2009. The Original Agreement gave the Board of Directors the discretion to extend the availability of the relocation assistance initially provided without amending the Agreement.

David Bailey, President, International Operations

On November 27, 2007, we entered into an Executive Employment Agreement with David Bailey in connection with his appointment as President, International Operations. The Agreement replaces and supersedes the previous Employment Agreement we entered into with Mr. Bailey as of December 19, 2000, which governed the terms of his employment as President and Chief Executive Officer. The agreement provides that Mr. Bailey will be based at the Company’s facility in Nidau, Switzerland in his new capacity. However, after completing the first year of service under the agreement, Mr. Bailey may at his election establish an office at his principal place of residence in the United Kingdom.

Mr. Bailey’s agreement provides for an initial term of three years, and will automatically renew for successive one-year terms, unless either party gives written notice of its intent not to renew at least six months before the expiration of the original term or any renewal term.

Mr. Bailey’s agreement provides for an annual base salary of 450,000 Swiss Francs ($415,363). However, if Mr. Bailey elects to relocate to the United Kingdom, the base salary and automobile allowance will be converted from Swiss Francs to the British Pound at the then prevailing exchange rate using the Financial Times current exchange rate index. In addition Mr. Bailey will be eligible for a performance bonus of up to 50% of annual salary, to be determined and, if awarded, paid in 2009 based on performance during 2008. In accordance with the general suspension of cash bonuses for executives in 2009 and U.S.-based executives in 2008, Mr. Bailey has not received a cash bonus in either of those years.

Under the agreement Mr. Bailey’s outstanding options to purchase Company common stock will continue to vest pursuant to their original terms and conditions. Mr. Bailey will also be eligible to participate in equity compensation programs generally available to similarly situated executives of the Company. The agreement also entitles Mr. Bailey to receive benefits commensurate with the benefits received under his previous employment agreement, including an automobile allowance and executive level health, disability and life insurance coverage.

Under the Agreement Mr. Bailey has received relocation assistance, including (i) reimbursement of fees for tax counseling and tax-related service; (ii) reimbursement for moving expenses of up to $25,000, (iii) a grant of 47,170 shares of common stock in lieu of any other assistance in selling his residence in Southern California and purchasing a residence in Europe; and (iii) of up to 3,000 Swiss Francs per month ($2,769) for a serviced apartment in the vicinity of the Company’s headquarters in Nidau, Switzerland.

If Mr. Bailey’s employment is terminated by the Company other than for cause, he will be entitled to six months’ notice plus continued salary for the longer of (i) one year and (ii) the remaining term of the agreement. He will continue to receive benefits through the notice period and the subsequent 12 months. Stock options will continue to vest for 18 months following notice of termination other than for cause.

Within the period of 120 days prior to a change in control, or one year after a change in control, if Mr. Bailey’s employment is terminated or he terminates employment for any reason he will receive 18 months’ salary, plus continued benefits for a 12-month period. In addition, following such an event all unvested options or restricted stock will immediately vest and options will continue to be exercisable until their expiration date. In addition to severance payments following a change in control, Mr. Bailey will receive a “gross-up” payment in amount necessary to provide that the net amount paid after applicable income taxes will equal 18 months’ salary.

Mr. Bailey currently serves on the Board of Directors. The agreement provides that the Board of Directors will nominate Mr. Bailey for re-election to the Board of Directors at each annual meeting, unless he elects not to stand for election, or unless either Mr. Bailey or STAAR has delivered a notice of termination or non-renewal prior to the meeting at which such re-election would occur. He does not receive additional compensation for board service.

Deborah Andrews, Vice President and Chief Financial Officer

On August 17, 2005, we entered into an agreement with Deborah Andrews to act as our Chief Financial Officer. The agreement provides for a base salary, currently $250,000, which the Committee may adjust periodically and a performance bonus of up to 40% of base salary, as determined by the Committee. If terminated without cause, Ms. Andrews will receive a severance payment equal to six months’ salary. If she is terminated as a result of a “change in control,” she will receive severance equal to one year’s salary and immediate vesting of all unvested stock options.

Reinhard Pichl, Managing Director, Domilens GmbH

On October 4, 2007 we entered into an employment agreement with Dr. Reinhard Pichl to act as Managing Director of Domilens GmbH. The agreement, which became effective on November 1, 2007, provides for an annual base salary of 180,000 euro and an annual performance bonus of up to 30% of base salary. The agreement requires three full calendar months’ notice for termination without cause. The agreement also provides for an automobile allowance and life and disability insurance.

Hans Blickensdoerfer, Vice President, International Marketing

On December 16, 2004 we entered into an employment agreement with Hans Blickensdoerfer to act as our Vice President, International Marketing.   The agreement provides for an annual salary of 195,000 Swiss francs, and an annual bonus potential of 48,750 Swiss francs.  If terminated without cause, Mr. Blickensdoerfer will receive a severance payment equal to six months’ salary, plus a prorata amount of his annual bonus eligibility. If Mr. Blickensdoerfer is terminated following a change in control he will receive a severance payment equal to one year’s salary.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Stockholders and Management

The following table shows, as of April 24, 2009, information concerning the shares of common stock beneficially owned by each person known by STAAR to be the beneficial owner of more than 5% of our Common Stock (other than directors, executive officers and depositaries). This information is based on publicly available information filed with the SEC as of April 24, 2009.

Name and Address	Shares Beneficially Owned	Percent of Class(1)
Broadwood Partners, L.P. (2) 724 Fifth Ave., 9th Floor New York, NY 10019	4,869,276	16.2%
Heartland Advisors, Inc. (3) 789 North Water Street Milwaukee, WI 53202	3,356,050	11.1%
Pequot Capital Management, Inc. (4) 500 Nyala Farm Road Westport, CT 06880	2,105,500	7.0%
Bank of America Corporation (5) 100 North Tryon Street, Floor 25 Charlotte, NC 28255	1,828,300	6.1%
Manning & Napier Advisors, Inc. (6) 290 Woodcliff Drive Fairport, NY 14450	1,505,120	5.0%

(1)
Based on 30,103,450 shares of common stock outstanding on the April 24, 2009. Under Rule 13d-3 of the Securities Exchange Act of 1934, certain shares may be deemed to be beneficially owned by more than one person(if, for example, a person shares the power to vote or the power to dispose of the shares). As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on April 24, 2009.

(2)
In its Schedule 13D/A, filed April 22, 2009 with respect to its ownership of STAAR securities as of March 30, 2009, Broadwood Partners, L.P. states that it has sole voting power as to no shares, shared voting power as to 4,869,276 shares, sole dispositive power as to no shares and shared dispositive power as to 4,869,276 shares. Broadwood Capital, Inc. states that it has sole voting power as to no shares, shared voting power as to 4,869,276 shares, sole dispositive power as to no shares and shared dispositive power as to 4,869,276 shares. Mr. Neal C. Bradsher states that he has sole voting power as to 25,900 shares, shared voting power as to 4,869,276 shares, sole dispositive power as to 25,900 shares and shared dispositive power as to 4,869,276 shares.

(3)
In its Schedule 13G/A filed February 8, 2008 with respect to its ownership of STAAR securities as of December 31, 2007, Heartland Advisors, Inc. states that it has sole voting power as to no shares, shared voting power as to 2,943,382 shares, sole dispositive power as to no shares and shared dispositive power as to 3,161,782 shares. William J. Nasgovitz states that he has sole voting power as to no shares, shared voting power as to 2,943,382 shares, sole dispositive power as to no shares and shared dispositive power as to 3,161,782 shares.

(4)
In its Schedule 13G filed February 13, 2009 with respect to its ownership of STAAR securities as of December 31, 2008, Pequot Capital Management, Inc. states that it has sole voting power as to 2,105,500 shares, shared voting power as to no shares, sole dispositive power as to 2,105,500 shares and shared dispositive power as to no shares.

(5)
In its Schedule 13G/A filed February 12, 2009 with respect to securities owned as of December 31, 2008, Bank of America Corporation states that it has sole voting power as to no shares, shared voting power as to 1,189,000 shares, sole dispositive power as to no shares and shared dispositive power as to 1,828,300 shares. NB Holdings Corporation states that it has sole voting power as to no shares, shared voting power as to 1,189,000 shares, sole dispositive power as to no shares and shared dispositive power as to 1,828,300 shares. BAC North America Holding Company states that it has sole voting power as to no shares, shared voting power as to 1,189,000 shares, sole dispositive power as to no shares and shared dispositive power as to 1,828,300 shares. BANA Holding Corporation states that it has sole voting power as to no shares, shared voting power as to 1,189,000 shares, sole dispositive power as to no shares and shared dispositive power as to 1,828,300 shares. Bank of America N.A. states that it has sole voting power as to no shares, shared voting power as to 1,189,000 shares, sole dispositive power as to no shares and shared dispositive power as to 1,828,300 shares. Columbia Management Group, LLC states that it has sole voting power as to no shares, shared voting power as to 1,188,000 shares, sole dispositive power as to no shares and shared dispositive power as to 1,828,300 shares. Columbia Management Advisors, LLC states that it has sole voting power as to 1,188,000 shares, shared voting power as to no shares, sole dispositive power as to 1,820,000 shares and shared dispositive power as to 8,300 shares.

(6)
In its Schedule 13G filed February 12, 2009 with respect to its ownership of STAAR securities as of December 31, 2008, Manning & Napier Advisors, Inc. states that it has sole voting power as to 1,505,120 shares, shared voting power as to no shares, sole dispositive power as to 1,505,120 shares and shared dispositive power as to no shares.

The following table shows, as of April 24, 2009, information with respect to the shares of Common Stock beneficially owned by (1) each director and director nominee, (2) each person (other than a person who is also a director or a director nominee) who is an executive officer named in the Summary Compensation Table below, and (3) all executive officers and directors as a group.

	Shares Beneficially Owned
Name(1)	Shares of Common Stock Owned(2) (#)	Shares Subject to Options Exercisable on or Before June 23, 2009(3) (#)	Total (#)	Percent of Class(4)
Barry Caldwell**	117,736	86,666	204,402	*
David Bailey**	47,766	1,127,800	1,175,566	3.9%
Don Bailey**	71,901	100,000	171,901	*
Donald Duffy**	15,000	60,000	75,000	*
David Morrison**	59,426	100,000	159,426	*
John C. Moore**	2,000	27,500	29,500	*
Deborah Andrews	31,900	167,082	198,982	*
Reinhard Pichl	10,000	8,333	18,333	*
Hans Blickensdoerfer	47,100	87,082	134,182	*
All current directors and executive officers as a group (15 individuals)	542,529	2,079,459	2,621,988	8.7%

*	Less than 1%.
**	Director and Nominee
(1)	The business address of each person named is c/o STAAR Surgical Company, 1911 Walker Avenue, Monrovia, California 91016.
(2)
Pursuant to Rule 13d-3(a), includes all shares of common stock over which the listed person has, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, voting power, which includes the power to vote, or to direct the voting of, the shares, or investment power, which includes the power to dispose, or to direct the disposition of, the shares. STAAR believes that each individual or entity named has sole investment and voting power with respect to shares of Common   Stock indicated as beneficially owned by him or her, subject to community property laws, where applicable, except where otherwise noted. Restricted shares are listed even when unvested and subject to forfeiture because the holder has the power to vote the shares.

(3)
In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, each listed person is deemed the beneficial owner of shares that the person has a right to acquire by exercise of a vested option or other right on or before June 23, 2009 (60 days after April 24, 2009).

(4)
Based on 30,103,450 shares of Common Stock outstanding on the stock records as of April 24, 2009. The percentages are calculated in accordance with Rule 13d-3(d)(1), which provides that shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable on or before June 23, 2009 (60 days after April 24, 2009) are deemed outstanding for the purpose of calculating the number and percentage that each person owns, but not deemed outstanding for the purpose of calculating the percentage that any other listed person owns.

Employee Benefit Plans

Equity Compensation Plan Information

The following table summarizes information about the options and other equity compensation under STAAR’s equity plans as of the close of business on January 2, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (a)		Weighted Average Exercise Price ($) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(#) (c)
Equity Compensation Plans Approved by Stockholders	3,799,467		5.74	928,259	(1)
Equity Compensation Plans Not Approved by Stockholders	55,000	(2)	10.08	—
TOTAL	3,854,467		5.80	928,259

(1)
Represents awards granted under the STAAR Surgical Company 2003 Omnibus Equity Incentive Plan (the “2003 Omnibus Plan”) and the following prior plans that were consolidated into the 2003 Omnibus Plan: the 1991 Stock Option Plan of STAAR Surgical Company, the 1995 STAAR Surgical Company Consultant Stock Plan, the 1996 STAAR Surgical Company Non-Qualified Stock Plan, the 1998 STAAR Surgical Company Stock Plan, the STAAR Surgical Company Stock Option Plan and Agreement for Chief Executive Officer, all of which were approved by the stockholders.

(2)
Represents shares originally issued under individual grants prior to May 9, 2000, which were not submitted to the stockholders for approval and which have also been consolidated into the 2003 Omnibus Plan.

STAAR Surgical Company 2003 Omnibus Equity Incentive Plan

The 2003 Omnibus Plan was adopted by the Board of Directors on May 14, 2003 and approved by the stockholders on June 25, 2003 as both a new plan and as a consolidation of STAAR’s existing incentive plans. 4,913,629 shares of Common Stock were originally authorized for awards under the 2003 Omnibus Plan, consisting of 1,000,000 newly available shares, and 3,913,629 shares that were already available or subject to outstanding awards under prior plans. The following prior plans are consolidated into the 2003 Omnibus Plan: the 1991 Stock Option Plan of STAAR Surgical Company, the 1995 STAAR Surgical Company Consultant Stock Plan, the 1996 STAAR Surgical Company Non-Qualified Stock Plan, the 1998 STAAR Surgical Company Stock Plan and the STAAR Surgical Company Stock Option Plan and Agreement for Chief Executive Officer. All of these plans had been previously approved by STAAR’s stockholders. STAAR amended the 2003 Plan on December 31, 2009 to ensure conformance with Section 409A of the Internal Revenue Code of 1986, as amended.

The 2003 Omnibus Plan also provides that on each January 1 during the life of the plan the number of shares of Common Stock available for awards will automatically increase by a number of shares equal to 2% of STAAR’s outstanding Common Stock, up to a maximum of 1,586,371 additional shares, and a maximum total of 6,500,000 shares issuable as incentives to employees, directors and consultants. The 6,500,000 maximum shares were reached on January 1, 2007, and no additional shares will be available for issuance as incentives to employees without stockholder approval. Shares subject to grants under the 2003 Omnibus Plan that lapse or terminate in accordance with their terms become available for new grants under the 2003 Omnibus Plan. As of January 2, 2009, approximately 735,000 shares were authorized and available for grants under the 2003 Omnibus Plan.

The Committee administers the 2003 Omnibus Plan. Employees, non-employee directors, and consultants of STAAR and its subsidiaries are eligible to participate in the 2003 Omnibus Plan. Awards available under the 2003 Omnibus Plan include stock options, stock appreciation rights, stock grants, restricted stock, restricted stock units, performance awards and other stock-based awards that the Committee may approve. Stock options under the 2003 Omnibus Plan may either be issued in a form intended to qualify as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified options,” which are not intended to satisfy Section 422 of the Code. Awards granted under the 2003 Omnibus Plan may generally not be transferred except by will or the laws of descent.

While the Committee has the discretion to determine the exercise price of options under the 2003 Omnibus Plan, all options must have an exercise price of at least 100% of the fair market value of the Common Stock on the date of grant. No ISO may be granted under the 2003 Omnibus Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of STAAR or any affiliate of STAAR, unless the option exercise price is at least 110% of the fair market value of the Common Stock on the date of grant and the term of the option does not exceed five years from the date of the grant. In general, stock options issued under the 2003 Omnibus Plan may not have a term in excess of ten years from the date of grant.

The 2003 Omnibus Plan provides that if STAAR has a “change in control,” including an acquisition by any person or entity of 25% or more of STAAR’s common stock, or an acquisition of STAAR or substantially all of its assets, all outstanding options will vest immediately before the change in control unless the successor or acquirer company assumes the options by providing options of equivalent value or, if STAAR is the surviving entity, STAAR affirms the options. In addition, options held by non-employee directors will vest immediately prior to a change in control, irrespective of any assumption or affirmation by an acquirer or the surviving entity.

The 2003 Omnibus Plan will terminate on May 13, 2013, unless terminated earlier by the Board of Directors.

401(k) Plan

The Company maintains a 401(k) plan (“401(k) Plan”) for the benefit of qualified employees in North America. During the fiscal year ended January 2, 2009, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to $15,500 of the employees’ eligible payroll, subject to annual Internal Revenue Code maximum limitations. The Company makes a contribution of 50% of the employee’s contribution up to the first 2% of the employee’s compensation, and 25% of the next 4% of compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(3) Exhibits

3.1	Certificate of Incorporation, as amended to date(1)
3.2	By-laws, as amended to date(2)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (1)
†4.2	1991 Stock Option Plan of STAAR Surgical Company(3)
†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(4)
4.4	Form of Certificate for Common Stock, par value $0.01 per share(5)
†4.5	2003 Omnibus Equity Incentive Plan, as Amended, and form of Option Grant and Stock Option Agreement(6)
10.3	Indenture of Lease dated September 1, 1993, by and between the Company and FKT Associates and First through Third Additions Thereto(7)
10.4	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates(7)
10.5	Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates(8)
10.6	Fourth Amendment to Indenture of Lease dated September 30, 2006, by and between the Company and FKT Associates(1)
10.7	Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto(9)
10.8	Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(8)
10.9	Seventh Lease Addition to Indenture of Lease dated September 30, 2006, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(1)
10.10	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC(8)
10.11	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)
10.12	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)
10.13	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)
10.14	Commercial Lease Agreement dated November 29, 2000, between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG(10)
10.15	Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex(11)
10.16	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(12)
†10.23	Stock Option Plan and Agreement for Chief Executive Officer dated November 13, 2001, between the Company and David Bailey(13)
†10.24	Stock Option Certificate dated August 9, 2001, between the Company and David Bailey(10)
†10.25	Stock Option Certificate dated January 2, 2002, between the Company and David Bailey(10)
†10.27	Amended and Restated Stock Option Certificate dated February 13, 2003, between the Company and David Bailey(10)
†10.36	Offer of Employment dated July 12, 2002, from the Company to Nick Curtis(10)
†10.37	Amendment to Offer of Employment dated February 14, 2003 from the Company to Nick Curtis(10)
†10.42	Form of Indemnification Agreement between the Company and certain officers and directors(10)
†10.47	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited CAN 006 391 928 and Philip Butler Stoney(11)
†10.48	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited CAN 006 391 928 and Robert William Mitchell(11)
10.58	Loan Agreement between Deutsche Postbank AG and Domilens GmbH dated August 30, 2005(12)
10.59	Standard Industrial/Commercial Multi Tenant Lease — Gross dated October 6, 2005, entered into between the Company and Z & M LLC(12)

10.61	Addendum No. 1 to Commercial Leases between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG related to Domilens headquarters facilities, dated as of December 13, 2005. (13)
10.63	Promissory Note between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007. (14)
10.64	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007. (14)
10.65	Share Purchase Agreement dated October 25, 2007 by and between Canon Marketing Japan Inc. and Canon Inc. as Sellers and STAAR Surgical Company as Buyer. (15)
†10.66	Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated as of November 27, 2007. (16)
†10.67	Executive Employment Agreement by and between the Company and David Bailey, dated as of November 27, 2007.(16)
10.68	Senior Promissory Note between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007. (17)
10.69	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007.(17)
†10.70	Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 31, 2008.(6)
10.71	Temporary Waiver Agreement, dated April 2, 2009, by and between Broadwood Partners, L.P. and the Company.**
10.72	Amended and Restated Senior Secured Promissory Note between the Company and Broadwood Partners, L.P., dated April 13, 2009.(18)
10.73	Security Agreement by and between the Company and Broadwood Partners, L.P., dated April 13, 2009.(19)
10.74	Stock Purchase Agreement.(19)
10.75	Amendment Agreement between the Company and Broadwood Partners L.P., dated June 24, 2009.(19)
†10.76	Employment Agreement effective November 22, 2002 by and between the Company and Deborah Andrews.(20)
†10.77	Letter of the Company dated April 11, 2007 to Deborah Andrews, Vice President and Chief Financial Officer, regarding compensation.(20)
†10.78	Service Agreement, dated October 4, 2007, by and between the Company and Dr. Reinhard Pichl.(20)
†10.79	Employment Agreement, dated December 16, 2004, by and between the Company and Hans Blickensdoerfer.(20)
10.80	Credit Agreement between STAAR Japan Inc. with Mizuho Bank Inc., dated October 31, 2007.(21)
10.81	Amended Credit Agreement between STAAR Japan, Inc. and Mizuho Bank Ltd., dated June 30, 2009.(21)
14.1	Code of Ethics(10)
21.1	List of Significant Subsidiaries*
23.1	Consent of BDO Seidman, LLP**
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Previously filed with this Annual Report on Form 10-K when originally filed on April 2, 2009.
†	Management contract or compensatory plan or arrangement
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28, 2007, as filed on March 12, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed on May 23, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed on March 11, 1994.
(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed on May 1, 1998.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed on April 18, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2000, as filed on March 29, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004, as filed on March 30, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report, for the period ended April 2, 2004, as filed on May 12, 2004.
(12)	Incorporated by reference to the Company’s Quarterly Report for the period ended September 30, 2005, as filed on November 9, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report for the period ended March 31, 2006, as filed on May 10, 2006.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2007.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 25, 2009.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2009.

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

Date:  March 23, 2010