Form 10-Q/A
period 2009-10-02
STAAR SURGICAL CO
filed 2010-03-24
CIK 718937

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

Explanatory Note

STAAR Surgical Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended October 2, 2009 to provide a revised “Risk Factors” section in response to comments received from the SEC.  The only items filed herewith are Item 1A (Risk Factors), the exhibit index, the signature page and the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the period ended October 2, 2009 has been supplemented, updated or amended.

STAARSURGICAL COMPANY

INDEX

		PAGE NUMBER
PART II — OTHER INFORMATION

Item 1A.	Risk Factors	2

Item 6.	Exhibits	4

Signatures		5

ITEM 1A.         RISK FACTORS

The following risk factors speak as of November 12, 2009, the original filing date of the Quarterly Report on Form 10-Q for the period ended October 2, 2009, and have not been updated to reflect events occurring or trends arising after the original filing date.  As of that original filing date, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2009, except as follows:

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

•
the possibility of a material adverse judgment in the case Scott Moody v. STAAR Surgical Company, in which trial commenced on October 19, 2009,and if such a material adverse judgment occurs and remains unpaid, then we will be in default on the Broadwood Note at that time.

In addition, the holders of our 1.7 million shares of outstanding Series A Redeemable, Convertible Preferred Stock have the right to redeem the stock at a price of $4.00 per share beginning on December 29, 2010. To the extent we have funds available to redeem the shares without impairing our capital we may be required to use those funds to redeem shares of preferred stock.

If our need for cash exceeds our available funds, we may be required to seek additional financing through the sale of debt and/or equity securities. Our ability to raise financing through sales of equity securities depends on general market conditions and the demand for STAAR’s common stock. We may be unable to raise adequate capital through sales of equity securities, and if we are able to do so but our stock has a low market price at the time of such sales our existing stockholders could experience substantial dilution. Debt financing may not be available on favorable terms, or at all. An inability to secure additional and adequate financing could jeopardize our ability to continue operations as a going concern

The global nature of our business may result in significant fluctuations in our results of operations.

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

Our defined benefit pension plans are currently underfunded and we may be subject to significant increases in pension benefit obligations under those pension plans

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries. Both plans are underfunded and may require significant cash payments. We contributed $178,000 to our Swiss Plan and $75,000 to our Japan Plan during the nine months ended October 2, 2009. For the Swiss Plan, we currently expect to contribute approximately $59,000 for the remainder of 2009.

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

If our cash flow from operations is insufficient to fund our worldwide pension obligations, we may be materially and adversely harmed and have to seek additional capital

ITEM 6.                         EXHIBITS

Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
4.1	Certificate of Designation of Series A Convertible Preferred Stock.(1)
4.2	1991 Stock Option Plan of STAAR Surgical Company.(3)
4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(4)
4.4	Form of Certificate for Common Stock, par value $0.01 per share.(5)
4.5	2003 Omnibus Equity Incentive Plan, as amended, and form of Option Grant and Stock Option Agreement.(6)
10.74	Stock Purchase Agreement.(8)
10.75	Amendment Agreement between the Company and Broadwood Partners, L.P.(8)
10.76	Employment Agreement between the Company and Deborah Andrews, dated December 2, 2002.(9)
10.77	Bonus, Salary Increase and Stock Option Grant to Deborah Andrews, dated April 11, 2007.(9)
10.78	Service Agreement between DomilensGmbH, a wholly owned subsidiary, and Dr. Reinhard Pichl, Managing Director, dated November 1, 2007.(9)
10.79	Employment Agreement between STAAR Surgical AG, a wholly owned subsidiary, and Mr. Hans Martin Blickensdoerfer, dated January 1, 2005.(9)
10.80	Credit Agreement between STAAR Japan Inc. with Mizuho Bank Inc., dated October 31, 2007.(*)
10.81	Amended Credit Agreement between Staar Japan and Mizuho Bank Ltd., dated June 30, 2009.(*)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.
(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2009.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2009.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2009.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2009.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: March 23, 2010	By:	/s/ Deborah Andrews
Deborah Andrews

Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)