Form 10-K
period 2010-01-01
STAAR SURGICAL CO
filed 2010-04-01
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 3, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $80,835,000 based on the closing price per share of $2.33 of the registrant’s Common Stock on that date (used actual close price on July 2, 2009 as markets were closed on July 3, 2009).

The number of shares outstanding of the registrant’s Common Stock as of  March 29, 2010 was 34,866,728.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2010 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

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

Item 1.  Business

A glossary of terms used in the Report may be found on page 15.

General

STAAR Surgical Company designs, develops, manufactures and sells implantable lenses for the eye.  We make lenses both for use in surgery that treats cataracts, and for use in corrective or “refractive” surgery.  All of the leases we make are foldable, which permits the surgeon to insert them through a small incision in minimally invasive surgery. Cataract surgery is a relatively simple outpatient procedure where the eye’s natural lens is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision.  Refractive surgery is performed to correct the type of visual disorders that have traditionally been treated with glasses or contact lenses.  We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs.”   Refractive surgery includes lens-based or laser-based procedures.  Successful refractive eye surgery can correct common vision disorders such as myopia, hyperopia and astigmatism.  Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

STAAR®, Visian®, Collamer®, nanoFLEX™, nanoPOINT™, STAARVISC®, Elastimide®, and AquaFlow™ are trademarks or registered trademarks of STAAR in the U.S. and other countries. Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

Intraocular lenses.  We generate approximately half of our sales manufacturing and selling foldable IOLs. A foldable IOL is a prosthetic lens used to replace a cataract patient’s natural lens after it has been extracted in minimally invasive small incision cataract surgery. STAAR manufactures IOLs out of silicone and out of Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material. STAAR’s IOLs are available in both three-piece and one-piece designs.  STAAR also markets internationally an independently sourced acrylic IOL, preloaded using STAAR technology.   Over the years, we have expanded our range of IOLs to include the following:

•
The silicone Toric IOL, used in cataract surgery to treat preexisting astigmatism.  Astigmatism is a condition that causes blurred vision due to the irregular shape of the cornea which prevents light from focusing properly on the retina;

•	The Preloaded Injector, a three-piece silicone or acrylic IOL preloaded into a single-use disposable injector;

•	Aspheric IOLs, available in silicone or Collamer, designed to provide a clearer image than traditional spherical IOLs, by reducing spherical aberrations and improving contrast sensitivity;

•	The nanoFLEX IOL, a single-piece Collamer aspheric IOL that can be implanted through a 2.2 mm incision with the nanoPOINT injector system.

Implantable Collamer lenses.   Manufacturing and selling lenses used in refractive surgery is an increasingly important source of sales for STAAR. We have used our proprietary biocompatible Collamer material to develop and manufacture implantable Collamer lenses, or ICLs. STAAR’s VISIAN ICL and VISIAN Toric ICL, or TICL™, treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These disorders of vision affect a large proportion of the population. Unlike the IOL, which replaces a cataract patient’s cloudy lens, these products are designed to work with the patient’s natural lens to correct refractive disorders. The surgeon implants the foldable Visian lens through a tiny incision, under topical anesthesia. STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006. STAAR began selling the Visian TICL outside the U.S. in 2002. These products are sold in more than 45 countries.  STAAR’s goal is to establish the position of the ICL and TICL throughout the world as one of the primary choices for refractive surgery.

Other Surgical Products.  We also sell other related instruments, devices, surgical packs and equipment that we manufacture or that are manufactured by others but began deemphasizing these products beginning in 2009 due to their lower overall gross profit margins.

Operations

STAAR has significant operations both within and outside the U.S. Sales from activities outside the U.S. accounted for 79% of our total sales in fiscal year 2009. STAAR’s principal business units and their operations are as follows:

•
United States.  STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California. The Monrovia manufacturing facility principally makes Collamer and silicone IOLs and injector systems for IOLs and ICLs. STAAR also manufactures the Collamer material in a facility in Aliso Viejo, CA.

•
Switzerland.  STAAR operates an administrative, manufacturing and distribution facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. The Nidau manufacturing facility makes all of STAAR’s ICLs and TICLs and also manufactures the AquaFlow Device. STAAR Surgical AG handles distribution and other administrative affairs for Europe and other territories outside North America and Japan.

•
Japan.   STAAR operates administrative, manufacturing and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc.  STAAR Japan’s administrative and distribution facility is located in Shin-Urayasu and its manufacturing facility in located in Ichikawa City. All of STAAR’s preloaded injectors are manufactured at the Ichikawa City facility.  Following its approval by the Japanese Ministry of Health, Labor and Welfare on February 2, 2010, STAAR Japan began marketing and distributing the Visian ICL in Japan.

•
Germany.  Until March 2, 2010, STAAR owned Domilens GmbH (“Domilens”), a leading distributor of ophthalmic products in Germany. Products sold by Domilens include implantable lenses, related surgical equipment, consumables and other supplies. Domilens sells custom surgical kits that incorporate a surgeon’s preferred supplies and consumables in a single ready-to-use package, and services phacoemulsification and other surgical equipment. In addition to distributing and servicing products of third party manufacturers, Domilens has distributed STAAR’s IOLs, ICLs and Preloaded Injectors in Germany.  On March 2, 2010, STAAR sold all of its interests in Domilens through a management buyout led by funds managed by Hamburg-based Small Cap Buyout Specialist BPE Unternehmensbeteiligungen GmbH.  STAAR and Domilens have entered into a Distribution Agreement providing for the continued sale of STAAR products in Germany and Austria.  The sale of Domilens is discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries. See “Item 1A. Risk Factors — The global nature of our business may result in fluctuations and declines in our sales and profits” and “ — The success of our international operations depend on our successfully managing our foreign subsidiaries.”

The Human Eye

The following discussion provides background information on the structure, function and some of the disorders of the human eye to enhance the reader’s understanding of our products described in this report. The human eye is a specialized sensory organ capable of receiving visual images and transmitting them to the visual center in the brain. Among the main parts of the eye are the cornea, the iris, the lens, the retina, and the trabecular meshwork. The cornea is the clear window in the front of the eye through which light first passes.  The interior surface of the cornea is lined with a single layer of flat, tile-like endothelial cells, whose function is to maintain the transparency of the cornea.  The iris is a muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The lens is a clear structure located behind the iris that changes shape to focus light to the retina, located in the back of the eye. The medical term for the natural lens that is present in the eye from birth is “crystalline lens. ” The retina is a layer of nerve tissue consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The posterior chamber of the eye, located behind the iris, is filled with a watery fluid called the aqueous humor, while the portion of the eye behind the lens is filled with a jelly-like material called the vitreous humor. The anterior chamber is the space in the eye behind the cornea and in front of the iris.  The trabecular meshwork, a drainage channel located between the iris and the surrounding white portion of the eye, maintains a normal pressure in the anterior chamber of the eye by draining excess aqueous humor.

The eye can be affected by common visual disorders, disease or trauma. One of the most prevalent ocular disorders is cataracts. Cataract formation is generally an age-related disorder that involves the hardening and loss of transparency of the natural crystalline lens, impairing visual acuity.

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

In 1996 STAAR began selling the Visian ICL outside the U.S. Made of STAAR’s proprietary biocompatible Collamer lens material, the ICL is implanted behind the iris and in front of the patient’s natural lens to treat refractive errors such as myopia, hyperopia and astigmatism. Lenses of this type are generically called “phakic IOLs” or “phakic implants” because they work along with the patient’s natural lens, or phakos, rather than replacing it.  The ICL received CE Marking in 1997, permitting sale in countries that require the European Union CE Mark, and it received FDA approval for the treatment of myopia in the U.S. in December 2005.  The ICL is now sold in approximately 50 countries and has been implanted in more than 150,000 eyes worldwide.

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

•	On December 22, 2005, the FDA approved the Visian ICL for the treatment of myopia, making it the first, and to date only, small incision phakic IOL commercially available in the United States.

•
Beginning in 2007, STAAR introduced its first aspheric IOLs made of silicone and Collamer and has received New Technology IOL “NTIOL” designation which qualify them for an additional $50 reimbursement through February 26, 2011.

•	On December 29, 2007 (fiscal 2008), we acquired the 50% remaining interests in STAAR Japan.

•	On February 2, 2010, the Japanese Ministry of Health, Labor and Welfare approved the Visian ICL, making it the first phakic IOL available for sale in Japan.

Financial Information about Segments and Geographic Areas

STAAR’s principal products are IOLs, ICLs, and other complementary products used in ophthalmic surgery.  Because 100% of STAAR’s sales are generated from the ophthalmic surgical product segment, the Company operates as one operating segment for financial reporting purposes. See Note 18 to the Consolidated Financial Statements for financial information about product lines and operations in geographic areas.

Principal Products

Our products are designed to:

•	Improve patient outcomes,

•	Minimize patient risk and discomfort, and

•	Simplify ophthalmic procedures or post-operative care for the surgeon and the patient.

Minimally Invasive Intraocular Lenses (IOLs).   We produce and market a line of foldable IOLs for use in minimally invasive cataract surgical procedures. Because they can be folded, our IOLs can be implanted into the eye through an incision less than 3mm in length, and for one model as small as 2.2 mm. Surgeons prefer foldable lenses and small incisions because clinical evidence has overwhelmingly shown that larger incisions can induce corneal astigmatism, extend healing times, and increase the possibility of infection.  Once inserted, the IOL unfolds naturally to replace the cataractous lens.

In most countries a process of government reimbursement for cataract surgery and IOLs exist.  In some countries the ability for ophthalmic surgeons and surgical centers to collect an additional fee from the patients is evolving.  STAAR’s strategic direction is to offer additional IOLs that fall within the categories which offer an opportunity to increase average selling prices.  As an example here is the pricing landscape in the U.S. for IOLs today:

•
Standard or conventional IOLs  are reimbursed by the Center for Medicare and Medicaid Services (“CMS ”)  at a rate of approximately $150.  STAAR’s non-aspheric silicone and Collamer IOLs fall within this category.

•
IOLs with New Technology Intraocular Lens (“NTIOL”) designation by CMS are reimbursed an additional $50 or about $200 when implanted at Ambulatory Surgical Center facility.  STAAR’s new aspheric silicone and Collamer IOLs fall within this category.

•	Premium channel IOLs are reimbursed at the standard IOL rate by CMS plus an additional payment is allowable from the patient. STAAR’s Silicone Toric IOL falls within this category.

Currently, our foldable IOLs are manufactured from both our proprietary Collamer material and silicone. Both materials are offered in two differently configured styles: the single-piece plate haptic design and the three-piece design where the optic is combined with Polyimide™ loop haptics. The selection of one style over the other is primarily based on the preference of the ophthalmologist.  We also market foldable IOLs packaged in a preloaded delivery system with an independently sourced acrylic lens in various markets outside the U.S.

STAAR'S development efforts have led to the introduction of aspheric IOLs beginning in 2007. Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs.  STAAR introduced its first aspheric IOLs made of silicone and Collamer in 2007 and received NTIOL designation for both products in 2008 which qualify them for additional reimbursement.  During 2009, STAAR introduced the nanoFLEX IOL, which has NTIOL approval and can be delivered through a 2.2 mm micro-incision using STAAR’s new nanoPOINT Injection System.

We have developed and currently market, principally in the U.S., the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for cataract patients who also have pre-existing astigmatism.

STAAR Japan introduced the first Preloaded Injector in international markets in late 2003. The Preloaded Injector is a silicone or acrylic IOL packaged and shipped in a pre-sterilized, disposable injector ready for use in cataract surgery. We believe the Preloaded Injector offers surgeons improved convenience and reliability. In 2006 STAAR Japan began selling in Japan an acrylic-lens-based Preloaded Injector employing a lens supplied by Nidek Inc., a Japanese ophthalmic company. The acrylic Preloaded Injector is now sold in Europe and other Asian countries as well. Nidek also assembles and sells the acrylic Preloaded Injector under its own brand, using injector parts purchased from STAAR Japan. STAAR Japan’s agreement with Nidek provides for the sale of the acrylic Preloaded Injector in additional territories by mutual agreement of the two companies.

Sales of IOLs accounted for approximately 45% of our total sales for the 2009 fiscal year, 44% of our total sales for the 2008 fiscal year and 39% of total sales for the 2007. Domilens has accounted for a significant portion of our sales of IOL products or approximately 22% in 2009. The sale of Domilens on March 2, 2010 is expected to increase the percentage of our sales derived from IOL products.

 Visian ICL (ICLs). ICLs are implanted into the eye in order to correct refractive disorders such as myopia, hyperopia and astigmatism. The ICL is capable of correcting refractive errors over a wide range.

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

The ICL for myopia was approved by the FDA for use in the United States on December 22, 2005. The ICL and TICL are approved in countries that require the European Union CE Mark, China, Canada, Korea and Singapore. The ICL for myopia was approved for sale in Japan on February 2, 2010, and an application is pending in Australia. The Company is working to obtain new approvals for the ICL and TICL in other countries. The Company submitted its application for U.S. approval of the TICL to the FDA in 2006 and it is currently under review (see “Regulatory Matters – Regulatory Requirements in the United States – Status of Toric ICL Submission”).

The Hyperopic ICL, which treats far-sightedness, is approved for use in countries that require the European Union CE Mark and in China and Canada.

The ICL is available for myopia in the United States in four lengths and 27 powers for each length, and internationally in four lengths, with 41 powers for each length, and outside the U.S. the HICL for hyperopia is available in four lengths, with 37 powers for each length, which equates to 420 inventoried parts. This requires the Company to carry a significant amount of inventory to meet the customer demand for rapid delivery. The Toric ICL is available for myopia in the same powers and lengths but carries additional parameters of cylinder and axis with 11 and 180 possibilities, respectively. Accordingly, the Toric ICL is often made to order.

Sales of ICLs (including TICLs) accounted for approximately 29% of our total sales for the 2009 fiscal year, 25% in the 2008 fiscal year and 26% in 2007 fiscal year. The sale of Domilens on March 2, 2010 is expected to increase the percentage of our sales derived from ICLs.

Other Surgical Products

The Company also sells other related instruments, devices, surgical packs and equipment that we manufacture or that are manufactured by others, but has been deemphasizing these products in recent quarters due to their lower overall gross profit margins.

Sales of other surgical products accounted for approximately 26% of our total sales for the 2009 fiscal year, 31% of our total sales for the 2008 fiscal year fiscal year and 35% of total sales for the 2007 fiscal year. Domilens has accounted for a significant portion of our sales of other surgical products or approximately 81% in 2009. The sale of Domilens on March 2, 2010 is expected to reduce significantly the percentage of our sales derived from other surgical products.

German Distribution Business

During fiscal year 2009 STAAR owned Domilens, a German ophthalmic distribution company. Domilens principally resells and services products manufactured by third parties, along with STAAR’s ICLs and Preloaded Injectors. Domilens generates substantially all of its sales from the ophthalmic surgical products market. Domilens reported sales of $24.3 million in fiscal year 2009, $25.1 million in fiscal year 2008 and $23.7 million in fiscal year 2007. STAAR sold all of its interests in Domilens on March 2, 2010.

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

Our sources of supply for raw materials can be threatened by shortages of raw materials and other market forces, by natural disasters, by the supplier’s failure to maintain adequate quality or a recall initiated by the supplier. Even when substitute suppliers are available, the need to certify regulatory compliance and quality standards of substitute suppliers could cause significant delays in production and a material reduction in our sales. We try to mitigate this risk by maintaining high inventory of raw materials when practical and identifying secondary suppliers, but the risk cannot be entirely eliminated. For example, the failure of one of our suppliers could be the result of an unforeseen industry-wide problem, or the failure of our supplier could create an industry-wide shortage affecting secondary suppliers as well.

In particular, the proprietary collagen-based raw material used to manufacture our IOLs, ICLs and the AquaFlow Device is internally sole-sourced from one of our facilities in California. If the supply of these collagen-based raw materials is disrupted we know of no alternative supplier, and therefore, any such disruption could result in our inability to manufacture the products and would have a material adverse effect on the Company. In addition, the loss of our external supply source for silicone could cause us material harm.

Patents, Trademarks and Licenses

We strive to protect our investment in the research, development, manufacturing and marketing of our products through the use of patents, licenses, trademarks, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business. As of January 1, 2010, we owned approximately 128 United States and foreign patents and had approximately 12 patent applications pending.

The Company considers its patents to be significant when they protect the exclusivity of its material products in the marketplace or provide an opportunity to obtain material royalties or cross-licenses of intellectual property from other manufacturers. Because the Company has limited knowledge of the research and development efforts and strategic plans of its competitors, it can only estimate the value of its patents and the significance of any particular patent’s expiration. Competitors may be able to design products that avoid infringing on patents that the Company regards as valuable, or they may find patents that the Company regards as less significant to be obstacles to their development of competing products. The Company’s internal assessments of its patents include confidential information, the disclosure of which would cause significant competitive harm to the Company.

The Company’s material patents generally fall within three areas of technology: (1) design of a posterior chamber phakic intraocular lens used to treat refractive errors of the eye (ICLs), (2) the Collamer® lens material, and (3) lens delivery systems for folding intraocular lenses (injectors and cartridges).

Posterior Chamber Phakic Intraocular Lens to treat Refractive Errors

The Company’s Visian ICL is the only posterior chamber phakic IOL approved for sale in the U.S., and the Company believes it is the world’s largest selling phakic IOL. The Company believes that its leadership in commercializing this technology results from a number of factors, including proprietary design features and the biocompatibility of the Collamer material. (The proprietary nature of Collamer is discussed in further detail below).

The Company has several patents covering design features that the Company believes are essential to the safety and effectiveness of its phakic IOLs, and that the Company believes would be necessary or desirable for any competing posterior chamber phakic IOL. These patents expire between 2014 and 2016.

Collamer Lens Material

The Company believes that the biocompatibility of the Collamer material used for the Visian ICL (and TICL) is a significant factor in the ability to safely place this lens in the posterior chamber of the eye. Because the Visian ICL is well tolerated in the eye, complications that have prevented the introduction of other posterior chamber PIOL designs are less likely to occur. Compared to lenses placed in the anterior chamber, the Company believes that placement in the posterior chamber provides superior optical results and superior cosmetic appearance, poses less risk of damage to the cornea, and better allows for the correction of a patient’s astigmatism through the use of toric optics.

The Company believes that the physical and optical properties of Collamer also give it distinct advantages as a material for prosthetic IOLs used in cataract surgery.

Collamer belongs to a family of materials known as collagen copolymers. Collagen copolymers are compounds formed by joining molecules of collagen derived from biological sources with synthetic monomer molecules. The patents that underlie the specific Collamer formulation and manufacturing methods expire between 2014 and 2016.

The Company also held an exclusive license throughout most of the world on an early patent on a biocompatible collagen copolymer for ophthalmic use, which was acquired from the Federov Institute of Russia in 1996, and which patent expired in November 2009. Because the Collamer material is a different collagen copolymer formulation with improved optical and physical characteristics, which is covered by the subsequent STAAR patents described above as well as significant trade secrets, STAAR does not believe that the expiration of the Federov patent has materially diminished the proprietary nature of the Collamer material.

Lens Delivery Systems

STAAR owns numerous patents covering the technology of foldable lens delivery systems, including injectors, cartridges and preloaded injectors and their specific design features. This group of patents includes relatively recent patents with up to 10 years of life remaining. However, a select group of these patents covering the more fundamental lens delivery technologies will expire between 2012 and 2014.

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

The first quarter of each fiscal year tends to have the lowest cash flow of the year because of accounting fees related to the annual audit of our financial statements, professional fees for our consultant on internal controls pursuant to the Sarbanes-Oxley Act of 2002, and holiday closures of facilities during December that reduce the processing and payment of invoices by STAAR during the last weeks of the fourth quarter, resulting in a significant increase in cash payments by STAAR as it catches up during the first month of the first quarter.

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

We distribute products directly to the physician or facility in the United States and Australia, and rely primarily on local distributors in other countries. In Japan we both sell directly and through a local distributor. Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. In Japan and Australia, sales representatives are primarily employed directly by us. In the U.S., we rely on both directly employed representatives and independent sales representatives to sell our products under the supervision of directly employed sales managers.

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

We believe that the following providers of laser surgical procedures comprise our primary competition in the marketplace for patients seeking surgery to correct refractive conditions: Alcon Laboratories (“Alcon”); Abbott Medical Optics (“Abbott”), previously known as Advanced Medical Optics (“AMO”); and Bausch & Lomb. All of these companies market Excimer lasers for corneal refractive surgery. Approval of custom laser ablation, along with the addition of wavefront technology, has increased awareness of corneal refractive surgery by patients and practitioners. In the phakic implant market, there are only two approved phakic IOLs available in the U.S., our Visian ICL and the Ophtec Artisan®, also Verisyse™ marketed by Abbott. In international markets, our ICL’s main competition is the Verisyse/Artisan lens, although there are several other phakic IOLs, manufactured by various companies that are also available.

We believe our primary competitors in the development and sale of products used to surgically correct cataracts, specifically foldable IOLs, include Alcon, Abbott and Bausch & Lomb. According to a 2009 Market Scope report, Alcon holds 54% of the global IOL market, followed by Abbott with 16% and Bausch & Lomb with 10%. Market Scope estimates STAAR’s global revenue market share at 2.3%. We hold approximately 8% to 9% market share in both Germany and Japan and approximately 3% of the U.S. IOL market. Our competitors have been established for longer periods of time than we have and have significantly greater resources than we have, including greater name recognition, larger sales operations, greater ability to finance research and development and proceedings for regulatory approval, and more developed regulatory compliance and quality control systems.

According to Market Scope, acrylic, which is marketed as an advanced material, is the most preferred material for an IOL in the world, followed by silicone and PMMA. Acrylic IOLs currently account for a 79% share of the U.S. IOL market. We believe that we are positioned to compete effectively in the advanced material market segment with the Collamer IOL. As part of our effort to increase market uptake of our Collamer IOLs, we introduced an aspheric three-piece Collamer IOL in November 2007 and in 2009 introduced the nanoFLEX IOL which can be delivered using STAAR’s nanoPOINT™ injector, through a 2.2 mm incision.

Outside the U.S. STAAR markets the KS-X IOL line, which mates STAAR’s proprietary preloaded delivery system with an independently sourced acrylic lens. The KS-X preloaded delivery system enables the lens to be delivered into the eye through a 2.8 millimeter incision. The lens material used is a hydrophobic acrylic which is the material preferred by most surgeons on the market.

The addition of aspheric optics to STAAR’s IOL designs has been a primary focus of STAAR’s recent development efforts. Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. All of STAAR's aspheric lenses feature a proprietary optical design (patent pending) that is optimized for the naturally curved surface of the retina and certain other anatomical features of the human eye, and provides outstanding image quality even if decentered. In recognition of these advantages the Centers for Medicare and Medicaid Services (“CMS”) grants New Technology IOL (“NTIOL”) status to aspheric IOLs that can demonstrate improved visual performance over conventional IOLs, allowing an extra $50 reimbursement per lens implanted in an ASC (ambulatory surgical center). Because the overwhelming majority of IOL purchases in the U.S. are implanted at ASCs and reimbursed through Medicare, NTIOL status significantly increases STAAR’s potential margin on qualifying lenses. During 2008 CMS granted NTIOL status to STAAR’s single-piece and three-piece aspheric Collamer IOLs, and to its three-piece silicone aspheric IOL. STAAR believes it is the first company to be granted three NTIOL designations. NTIOL designation for aspheric IOLs that demonstrate improved visual performance extends until February 26, 2011.

Although the market for silicone IOLs, which currently account for 18% of the U.S. IOL market, has declined in recent years, we believe they still provide an opportunity for us as we continue to introduce improvements to the silicone IOL technology and build awareness of our Collamer IOLs and improved injection systems. In particular, we believe that our recently introduced aspheric silicone three-piece lens and the expected 2010 introduction of preloaded injectors to deliver this lens will enhance STAAR’s ability to maintain market share within the silicone market sector.

“Presbyopic IOLs” sold by our major U.S. competitors are lenses that offer to make patients less dependent on reading glasses or contact lenses to provide near and far vision after cataract surgery. FDA-approved and CE-marked lenses of this type include a lens produced by Bausch & Lomb that has been found to restore some of the eye’s natural ability to focus, and multifocal lenses produced by Alcon and AMO that create zones in the visual field for distance, far and near vision, similar to the near and far zones in bifocal glasses. In the U.S., CMS rules permit a cataract patient implanted with a presbyopic lens to receive reimbursement at the rate allowed for surgery with a standard IOL, and to pay out of pocket the balance of the lens cost and surgical fee for the premium presbyopic IOL. Presbyopic lenses have gained significant share of the overall IOL marketplace. STAAR plans to conduct clinical tests to substantiate the accommodating performance of its current nanoFLEX lens and on a new IOL designed to optimize the potential accommodating power of the Collamer IOL platform. However, at present, STAAR does not have a product approved by the FDA for the treatment of presbyopia in order to compete in this market sector.

Regulatory Matters

Nearly all countries where we sell our products have regulations requiring advance approval or certification of medical devices. We are also subject to various federal, state, local and foreign laws that apply to our operations including, among other things, working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances.

The requirements for approval or clearance to market medical products vary widely by country. The requirements range from minimal requirements to requirements comparable to those established by the U.S. Food and Drug Administration (“FDA”). For example, many countries in South America have minimal regulatory requirements, while many others, such as Japan, have requirements at least as stringent as those of the FDA. The process of obtaining approval to distribute medical products is costly and time-consuming in virtually all of the major markets where we sell medical devices. We cannot assure that any new medical devices we develop will be approved in a timely or cost-effective manner or approved at all. The regulatory requirements in our most important current markets, the U.S., Europe and Japan, are discussed below.

Regulatory Requirements in the United States.

 Under the federal Food, Drug & Cosmetic Act, as amended (the “Act”), the FDA has the authority to adopt, and has adopted, regulations that do the following:

•	set standards for medical devices,

•	require proof of safety and effectiveness prior to marketing of devices that the FDA believes require pre-market approval,

•	require approval prior to clinical evaluation of human use,

•	permit detailed inspections of device manufacturing facilities,

•	establish “good manufacturing practices” that must be followed in device manufacture,

•	require reporting of serious product defects, associated adverse events, and certain recalls or field actions to the FDA, and

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

The FDA establishes procedures for compliance based upon regulations that designate devices as Class I (general controls, such as establishment registration and device listing with FDA, labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval (“PMA”) required before commercial marketing). Class III devices are the most extensively regulated because the FDA has determined they are life-supporting, are of substantial importance in preventing impairment of health, or present a potential unreasonable risk of illness or injury. The effect of assigning a device to Class III is to require each manufacturer to submit to the FDA a PMA that includes information on the safety and effectiveness of the device. The FDA reviews device applications and notifications through its Office of Device Evaluation, or “ODE.”

510(k) Clearance. A medical device that is substantially equivalent to a directly related medical device previously in commerce may be eligible for the FDA’s pre-market notification “510(k) review” process. FDA clearance under Section 510(k) of the Act does not imply that the safety, reliability and effectiveness of the medical device has been approved or validated by the FDA, but merely means that the medical device is substantially equivalent to a previously cleared commercial medical device. The review period and FDA determination as to substantial equivalence generally is made within 90 days of submission of a 510(k) application, unless additional information or clarification or clinical studies are requested or required by the FDA. As a practical matter, the review process and FDA determination may take longer than 90 days.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make its own initial determination as to whether a change significantly affects safety or effectiveness. However, the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

In September 2009 the FDA requested that the Institute of Medicine perform a study on whether legislative, regulatory or administrative changes are needed to the FDA’s 510(k) process. The Institute of Medicine report is due in March 2011. The FDA also announced an internal working group to evaluate and improve the consistency of FDA decision making in the clearance process, and recently released an internal report in which FDA officials questioned the 510(k) process in general. Various committees of the U.S. Congress also have indicated that they may consider investigating the FDA’s 510(k) process. If these actions result in a limitation or elimination of the 510(k) approval path STAAR may find it much more costly and time consuming to develop and introduce new products in the U.S.

Premarket Approval. When 510(k) clearance is not available, the more rigorous PMA process requires us to independently demonstrate that the new medical device is safe and effective. As an initial step the process of developing the product must be stringently managed and documented – along with any later changes in design – in a “design history file” that will be submitted with the PMA. The next step is pre-clinical testing, which includes chemical analysis, toxicity testing and other bench testing, and animal trials. The results of this early testing are submitted to the FDA along with a detailed research plan. Only after approval of this submission can a non-approved device receive an “investigational device exemption” or IDE, which permits the device to be used to treat human subjects in a supervised study.

Clinical trials on human subjects are expensive and time consuming, often taking years from design to completion. The FDA must approve in advance any use of an unapproved device – an “investigational device” or IDE – in human clinical trials, and approves the design of the related study. The trial, once approved, is subject to extensive oversight. In addition to FDA oversight through the ODE and the FDA’s Division of Bioresearch Monitoring (“BIMO”), the company sponsoring the research must designate a private Independent Review Board (“IRB”) to approve and monitor the research and assure that it is ethical, scientifically sound and regulated. The company sponsoring the research must adopt and observe stringent procedures for overseeing research, collecting and analyzing data, and will be subject to BIMO audits to verify compliance.

If clinical research supports the safety and efficacy of the device, the sponsor prepares and submits the PMA, which consists of several volumes and includes not only research data and analysis, but also design history files. In addition to its own review, the FDA may organize an independent advisory panel of experts to review the PMA whenever a device is the first of its kind or the FDA otherwise determines panel review is warranted. Panels are held on a regular basis, but the need to schedule panel review usually adds some weeks or months to the review process.

Following its review, the FDA will authorize commercial release if it determines there is reasonable assurance that the medical device is safe and effective. This FDA decision is based on a determination that the device’s benefit outweighs the risk to the population for which treatment with the device is intended.

If a manufacturer plans to modify an approved PMA device in a manner that affects safety or effectiveness, the manufacturer must submit an application called a “PMA Supplement” regarding the change. The FDA generally reviews PMA Supplements on a 180-day agency timetable, which may be extended if significant questions arise in review of the supplement. A change that enhances safety may be implemented prior to the FDA’s review of the PMA Supplement. The FDA designates some PMA Supplements as “panel track” supplements, which means that the agency believes review by an advisory panel may be warranted.  Designation as a panel-track supplement does not necessarily mean that panel review will actually occur; often it does not.

Our IOLs, ICLs, and AquaFlow Devices are Class III devices, and our lens injectors are Class I devices. We have received PMA approval for our IOLs, the ICL for the treatment of myopia, and the AquaFlow Device.  We have received 510(k) clearance for our lens injectors.

Oversight of compliance with quality, medical device reporting and other regulations.  Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA Office of Compliance reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices.  We are also subject to periodic inspection by the FDA for compliance with the FDA’s quality system regulations as well as other FDA requirements, such as restrictions on advertising and promotion. The GMP regulations govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices, or ban such medical devices. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice.

BIMO Review of Clinical Research Activities.  Our activities as a sponsor of clinical research are subject to review by the FDA’s BIMO division.  BIMO conducts facilities inspections as part of a program designed to ensure that data and information contained in requests for IDEs, PMA applications, and 510(k) submissions are scientifically valid and accurate. Another objective of the program is to ensure that human subjects are protected from undue hazard or risk during the course of scientific investigations.

Recent FDA Reviews of STAAR’s Quality Systems.  The FDA’s most recent general quality inspections of STAAR’s facilities were regularly scheduled inspections of the Nidau, Switzerland facility between June 2 and June 5, 2009, the Monrovia, California facility, between February 23 and March 4, 2009, and a post-market inspection of the Aliso Viejo, California facility on August 7, 2006.  The recent inspection of the Nidau, Switzerland facility that concluded on June 5, 2009 resulted in the inspector issuing two observations of nonconformity on Form FDA-483.  STAAR agreed with the observations and at the conclusion of the inspection both of the observations were annotated as corrected and one was additionally annotated as verified.  The recent inspection of the Monrovia, California facility that concluded on March 4, 2009 resulted in the issuance of three observations by the investigators of nonconformity on Form FDA-483.  STAAR has agreed with the observations and has completed corrective actions to address each observation.  We prepared and submitted a comprehensive response to the investigators’ observations that we believe appropriately addresses each of the issues raised on the Form FDA-483.  The post-market inspection of Aliso Viejo, California resulted in no observations of noncompliance.  Based in part on these inspections, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations.

STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and its ability to demonstrate compliance with FDA regulations. Accordingly, for the foreseeable future STAAR’s management expects to continue to devote significant resources and attention to those efforts.

Recent BIMO Review of STAAR’s  Clinical Research Activities.  BIMO conducted an inspection related to STAAR’s TICL supplemental premarket application between February 15, 2007 and March 14, 2007, which resulted in eight inspectional observations.  On June 26, 2007, BIMO issued a Warning Letter in which it noted four areas of noncompliance in STAAR’s clinical research procedures and data reporting.  The BIMO observations and Warning Letter also resulted in the ODE placing STAAR’s TICL application on integrity hold notwithstanding STAAR’s written responses to the observations and Warning Letter, on August 3, 2007.

In order to address BIMO’s concerns and remove the integrity hold, STAAR took a number of corrective actions, including engaging an independent third party auditor to conduct an audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application.  Following submission of the third party auditor’s reports to FDA in late 2008, the reports were released to STAAR in 2009 and STAAR submitted a corrective action plan to address the reported findings.  On July 21, 2009, the FDA notified STAAR that as a result of various corrective actions the integrity hold had been removed and that consideration of the TICL application would resume.

While the past instances of noncompliance with procedures noted in the BIMO Warning Letter were serious in nature and required comprehensive corrective and preventative actions, STAAR does not believe that these nonconformities undermined the scientific validity and accuracy of its clinical data, or that human subjects were subjected to undue hazard or risk.  STAAR believes that its corrective actions have substantially remedied BIMO’s concerns.  However, in releasing the integrity hold, the FDA noted that for a period of two years it will require STAAR to obtain certification from an independent third party auditor for some of its filings.  This requirement may increase the cost and time necessary for some FDA submissions.

Status of TICL Submission.  STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006. The FDA’s consideration of the application, which has been designated as a panel-track supplement, was suspended on August 3, 2007, when the FDA notified STAAR of the integrity hold.  Among the actions required to resolve the integrity hold was an independent third party audit of patient records in the TICL clinical file, along with a clinical systems audit to ensure accuracy and completeness of data before resubmission of the application.

The third party auditors completed their audits and submitted reports of their findings directly to the FDA in late 2008.  The reports were released to STAAR in 2009 and STAAR completed a corrective action plan to address the reported findings.  The corrective action plan was submitted to the FDA on May 25, 2009. On July 21, 2009 the FDA removed the integrity hold and resumed substantive review of the TICL application.  Subsequent to the release from integrity hold, the FDA and STAAR resolved a number of questions related to the TICL supplement in an interactive process during August and September.

On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions and requested labeling changes related to the TICL application.  The letter provides that STAAR has 180 days to present its response to the FDA; STAAR is actively working on the preparation of the comprehensive response to the items in this letter.

Regulatory Requirements outside the United States.

CE Marking.  The member countries of the European Union require that all medical products sold within their borders carry a Conformite Europeane Mark (“CE Mark”). The CE Mark on a medical device indicates that it has been found to comply with European Directives and associated guidelines concerning the design and manufacture of medical devices, including clinical trials, labeling, quality control, technical specifications, adverse event reporting, and biological, chemical and clinical safety.  We have obtained the CE Mark for all of our principal products including our ICL and TICL, IOLs (excluding IOL’s with aspheric optics), injectors and our AquaFlow Device.

A CE Marked device may be sold throughout the 27 countries in Europe.  Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices, and a number of countries outside of Europe permit importation of devices bearing the CE Mark.  The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” Notified Bodies are a group of private quality-monitoring organizations that have been accredited to approve medical devices and to monitor quality systems and adverse event reporting.  The independent Notified Bodies perform, on a privatized basis, functions similar to the FDA in the U.S. and the PMDA in Japan.  Our facilities in the U.S., Japan and Switzerland are all subject to regular inspection by a designated Notified Body.

Medical Device Regulation in Japan.  The Japanese Ministry of Health, Labor, and Welfare (MHLW) regulates the sale of medical devices under Japan’s Pharmaceutical Affairs Law (PAL). The Pharmaceutical and Medical Devices Agency (PMDA), a quasi-governmental organization, performs many of the medical device review functions for MHLW.   Medical devices generally must undergo thorough safety examinations and demonstrate medical efficacy before the MHLW grants shonin (pre-market device approval) or ninsho (certification).  Manufacturers and resellers (referred to as Marketing Authorization Holders or MAHs) must also satisfy certain requirements before the MHLW grants a business license, or kyoka.  Requirements for manufacturers and MAHs include compliance with Japanese regulations covering GQP (good quality control practice) and GVP (good vigilance practice), which include conformity to the ISO 13485 standard and are similar to good manufacturing practice and post-market surveillance requirements in the U.S., as well as the assignment of internal supervisors over marketing, quality assurance and safety control.

Approval for a new medical device that lacks a substantial equivalent in the Japanese market will generally require the submission of clinical trial data.  Only a licensed MAH can apply for premarket device approval in Japan, and in most cases the clinical trial data must include data gathered from Japanese subjects.  For example, STAAR Japan conducted a separate clinical trial in Japan for the shonin application for the Visian ICL.  Also, approval for a new medical device will require the manufacturer to undertake to reexamine the safety and efficacy of the device with a review of postmarket data gathered within a certain period - normally four years - after approval.  The specific postmarket reexamination requirement for a medical device is announced at the time of approval.

STAAR Japan currently holds shonin approval for the Visian ICL, preloaded injectors and their associated lenses, and kyoka licensing as a manufacturer and MAH of medical devices.  The sponsor of a clinical trial submitted to the MHLW must strictly follow Good Clinical Practice (GCP) standards, and must follow the trial with standard Good Postmarket Study Practice (GPSP) reporting and a follow-up program.  MHLW and PMDA also assess the quality management systems of manufacturers and the conformity of products to the requirements of PAL.  STAAR is subject to inspection for compliance by these agencies. A company’s failure to comply with PAL can result in severe penalties, including revocation or suspension of a company’s business license and possible criminal sanctions.

Research and Development

We are focused on furthering technological advancements in the ophthalmic products industry through the development of innovative ophthalmic products and materials and related surgical techniques. We maintain an active internal research and development program which also includes clinical activities and regulatory affairs and is comprised of 46 employees. In order to achieve our business objectives, we will continue the investment in research and development.

STAAR Japan’s research and development department has been a leader in injector technology, enabling that company to introduce the first Preloaded Injector to international markets in late 2003 and in 2009 introduced the Epiphany injector system to the U.S. market.  Since STAAR completed its acquisition of the remaining 50% interest in STAAR Japan in early fiscal year 2008, STAAR has incorporated the efforts of STAAR Japan’s research and development staff into its global research and development strategy, which is expected to accelerate STAAR’s efforts to improve its injector technology and bring preloaded technology to more markets.

During 2009 STAAR introduced the nanoFLEX™ Aspheric Collamer IOL, which can be delivered through the nanoPOINT injector, and the advanced Epiphany™  injector system for the Afinity Collamer IOL.  Outside the U.S. STAAR introduced the KS-X Preloaded Hydrophobic Acrylic Injector System in Europe and the KS-Ni Preloaded Silicone IOL Injector System in Japan.

The introduction of the nanoFLEX IOL provided the opportunity to evaluate the near and intermediate vision provided by this new lens. A group of eight surgeons referred to as the Collamer Accommodating Study Team or “CAST” implanted the lens in both eyes of their patients and tested these patients for distance corrected near and intermediate visual acuity using a calibrated reading card. The result of this evaluation indicated that the nanoFLEX IOL provides better best distance corrected near vision than other standard IOLs on the market and better distance corrected intermediate vision than premium IOLs. Based on these encouraging results STAAR is organizing a formal clinical study where the distance corrected near and intermediate vision of nanoFLEX IOL patients will be evaluated with the objective of gaining FDA approval for a labeling claim.

During 2010 our goal is  to continue our focus on research and development in the following areas:

•	Introduction of the silicone preloaded injector system in the U.S.

•	Introduction of a small incision injector system for ICLs

•	Continue development of a Collamer Toric IOL to complement our pioneering silicone Toric IOL

•	Development of accommodating or presbyopic IOLs

•	Development of preloaded injector systems for Collamer IOLs and ICLs

Research and development expenses were approximately $5.9 million, $7.9 million, and $6.7 million for our 2009, 2008 and 2007 fiscal years, respectively. STAAR expects to invest approximately 10% of sales for research and development in 2010.

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

Significant Subsidiaries

As of March 15, 2010, the Company’s principal and wholly owned subsidiaries were STAAR Surgical AG and STAAR Japan Inc. The activities of each are described above.

Employees

As of March 15, 2010, we employed approximately 296 persons.

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

Glossary

The following glossary is intended to help the reader understand some of the terms used in this Report.

accommodation – the eye’s ability to adjust its focus at all distances between near and far.  This ability tends to decline with age.

accommodating IOL – a type of IOL designed to restore some degree of variable near-and-far focus after cataract surgery.

acrylic – a broadly used family of plastics.  Acrylic materials used in IOLs have been both water repelling (hydrophobic) and water-absorbing (hydrophilic). The most popular IOLs in the U.S., Europe and Japan are made of a flexible, water-repellent acrylic material.

anterior chamber – the space in the eye between the cornea and the iris.

aspheric – aspheric lenses are lenses that are designed in a shape that creates a more clearly focused image than traditional spheric lenses. By reducing spheric aberrations, IOLs that feature aspheric optics generally deliver better night vision and contrast sensitivity than spheric IOLs.

astigmatism is a refractive disorder in which partially blurred vision results from an irregularly shaped cornea or, in some cases, a defect in the natural lens, produces a distorted image on the retina.  The astigmatic eye is sometimes said to be slightly football-shaped rather than being a perfect sphere.

cataract – a common age-related eye disorder that involves the hardening and loss of transparency of the natural crystalline lens, impairing visual acuity.

CMS – the Centers for Medicare and Medicaid Services, the U.S. federal agency that administers and establishes rules for the Medicare and Medicaid reimbursement systems.

collagen copolymer - collagen copolymers are compounds formed by joining molecules of collagen derived from biological sources with synthetic monomer molecules.  STAAR’s Collamer® is a collagen copolymer engineered specifically for use in implantable lenses.

Collamer® - the brand name for STAAR’s proprietary collagen copolymer lens material.  Collamer is composed of a poly-HEMA-based copolymer, collagen and a UV-absorbing chromophore.  Collamer lenses have a high water content, are biocompatible and are designed to mimic the optical properties and flexibility of the natural lens in the human eye.

contrast sensitivity - the ability to visually distinguish an object from its background.

crystalline lens – the natural lens that is present in the eye at birth, which is a clear structure located behind the iris that changes shape to focus light onto the retina.

decentration – decentration of an IOL is a displacement of an IOL after implantation in the eye such that the ICL’s central axis is not perfectly aligned with the visual axis of the eye. STAAR developed its proprietary aspheric design to perform well even if decentered.

excimer laser – a specialized ultraviolet laser used in ophthalmology to cut or shape eye tissue. The excimer laser is used during LASIK and PRK surgery.

foldable IOL – an intraocular lens made of flexible material, which can be inserted with an injector system through a small incision in minimally invasive cataract surgery.

glaucoma – a progressive and degenerative condition, usually associated with elevated fluid pressure in the eye, in which the optic nerve may be damaged, resulting in irreversible loss of vision.  Glaucoma is a leading cause of blindness worldwide.

haptic – the part of an IOL that contacts the structures of the eye and holds the IOL in place. IOLs in which the haptic is also a part of the optic material is called a single-piece IOL while IOLs in which the haptics are attached to the optic is called a three-piece IOL.

hyperopia – the refractive disorder commonly known as farsightedness, which occurs when the eye’s lens focuses images behind the plane of the retina.  A person with hyperopia cannot see close objects without glasses or contact lenses. Because presbyopia often results in the need for reading glasses, it is sometimes confused with farsightedness.

HICL – a Visian ICL product used to treat hyperopia (farsightedness).

ICL – an abbreviation for “implantable Collamer lens,” the Visian ICL is a folding lens implanted in the eye to correct refractive errors like myopia that have traditionally been corrected with eyeglasses or contact lenses.  The ICL is within a product category referred to as phakic IOLS or phakic implants because they work  with the patient’s natural lens, or phakos, rather than replacing it.

intraocular – within the eye.

iris – the muscular curtain located behind the cornea, which opens and closes to regulate the amount of light entering the eye through the pupil, which is an opening at the center of the iris. The iris carries the blue or brown pigment that gives the eye its color.

injector or injector system – a device, in the form of a syringe, that is used to deliver a foldable IOL into the eye through a slender nozzle in minimally invasive cataract surgery.

laser eye surgery – a generic term for LASIK and PRK.

LASIK – an acronym for laser-assisted in-situ keratomileusis, a surgical operation that reshapes the cornea to correct nearsightedness, farsightedness, or astigmatism.  LASIK involves first the cutting of a hinged flap to separate the surface layer of the cornea, using a microkeratome (a special blade) or a laser.  An excimer laser is then used to burn tissue away and reshape the inner cornea, after which the flap is returned to position.

multifocal IOL – a type of IOL that creates zones in the visual field for distance, far and near vision, similar to the near and far zones in bifocal glasses.

myopia – the refractive disorder also known as nearsightedness, which occurs when the eye’s lens focuses images in front of the retina rather than on the retinal surface.  A person with myopia cannot clearly see distant objects without glasses or contact lenses.

nanoFLEX – a single-piece Collamer aspheric IOL that can be implanted through a 2.2 mm incision with the complementary nanoPOINT injector system.

ophthalmologist – a surgeon who specializes in the diseases and disorders of the eye and the visual pathway related to it.  Sometimes confused with optometrist, a doctor who diagnoses disorders of the eye and prescribes eyeglasses and contact lenses for refractive disorders, but does not perform surgery.

ophthalmic – of or related to the eye.

optic – the central part of an IOL, the part that functions as a lens and focuses images on the retina.

phakic IOL or phakic implant – an artificial lens that is implanted to work along with the patient’s natural lens is called a phakic IOL or phakic implant, from the Greek word for lens, phakos.  This is the product class to which the Visian line of products belongs.  IOLs that treat cataracts are sometimes called aphakic IOLs because they are implanted in patients whose natural lenses have been removed.

phacoemulsification is a small-incision procedure used to remove a cataract patient’s cloudy lens before implantation of an IOL.  Phacoemulsification uses ultrasound to break up the tissue of the crystalline lens, and then uses suction to draw the tissue out through the small incision.

posterior chamber is the space in eye behind the iris.

NTIOL – an abbreviation for New Technology Intraocular Lens.  The Centers for Medicare and Medicaid Services (CMS) will grant NTIOL status to IOLs that can demonstrate improved visual performance over conventional IOLs, allowing an extra $50 reimbursement per lens implanted in an ASC (ambulatory surgical center). The majority of IOL purchases in the U.S. are implanted at ASCs and reimbursed through Medicare.

Preloaded Injector -  a silicone or acrylic IOL packaged and shipped in a pre-sterilized, disposable injector ready for use in cataract surgery.  The conventional method of packaging IOLs requires the surgeon or an assistant to manually load each lens into an injector before surgery.

presbyopia – an age-related condition in which the crystalline lens loses its ability to focus on both near and far objects.  People who have had normal vision will typically begin to need glasses for reading or other close tasks at some point after age 40 due to presbyopia.

presbyopic IOLs are IOLs that can restore some degree of near and far visual acuity after cataract surgery.

PRK – an abbreviation for photorefractive keratectomy, a surgical operation that reshapes the surface of the cornea to correct nearsightedness, farsightedness and astigmatism.  PRK involves the use of an excimer laser to ablate, or burn, small amounts of tissue from the cornea.  PRK differs from LASIK, which employs a flap to gain access to the corneal bed, then uses the excimer laser to shape the corneal bed rather than the surface of the cornea.

refractive disorders are visual disorders that affect the ability of the eye’s optical system to create a sharply focused image.  Refractive disorders include myopia (nearsightedness), hyperopia (farsightedness), astigmatism and presbyopia.  These are the visual disorders that have traditionally been treated with eyeglasses and contact lenses, and more recently with refractive surgery.  Glaucoma, cataracts and macular degeneration are examples of visual impairment that are not refractive disorders.

refractive market – as used in this report “refractive market” means the overall market volume for refractive surgical procedures of all kinds, including LASIK, PRK, the Visian product family and other phakic IOLs.  As used in this report, the term does not does not include sales of non-surgical products like eyeglasses and contact lenses.

refractive surgery – operative procedures intended to correct or reduce refractive disorders.  In addition to the implantation of the Visian ICL, common refractive surgeries include LASIK and PRK.

retina - a layer of nerve tissue at the back of the eye consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve.

silicone – a type of plastic often used in implantable devices that is inert, generally flexible and water-repelling.

single-piece IOL – in a single piece IOL the haptics and the optic are fashioned from a single piece of lens material.  The two principal design categories of IOLs are three-piece IOLs and single-piece IOLs.

spheric lenses – a spheric lens has surfaces that are shaped like sections of a sphere.  The sphere is not an ideal shape for an optically accurate lens, but spherical surfaces have historically been the simplest lens shape to make.  Spheric lenses have spheric aberrations – small errors in focus that become more pronounced at the edge of the lens  When a spheric IOL is placed in the human eye, these aberrations can reduce night vision and contrast sensitivity.

three-piece IOL – a three-piece IOL has a central, disk-shaped optic and two spring-like plastic haptics attached at either side.  The haptics are positioned against structures of the eye to hold the IOL in place.

toric – refers to the shape of a lens designed to correct astigmatism, which has greater refractive power in some sections of the lens than others.

TICL – an abbreviation for “Toric implantable Collamer lens,” a variant of the ICL that corrects both myopia and astigmatism.

Visian – STAAR’s brand name for its family of phakic intraocular lenses, including the Visian ICL, Visian TICL and Visian HICL.

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

Risks Related to Our Business

We have a history of losses which could continue in the future.

We have reported losses in each of the last several fiscal years and have an accumulated deficit of $132.1 million as of January 1, 2010.  There can be no assurance that we will report net income in any future period.

We have only limited working capital and limited access to financing.

We began generating cash from operations in 2009 after six consecutive years when our cash requirements exceeded the level of cash generated by operations.  We may not be able to sustain positive cash flow, and unexpected cash needs could exceed the amount of cash we generate.  Among our challenges in maintaining and increasing positive cash flow is the March 2, 2010 sale of Domilens, in which we divested one of our historical sources of cash.  While we believe our capital resources and funds generated by operations are sufficient to operate our business and satisfy our obligations, if unexpected events increase our expenses or harm the performance of our business we may need to seek additional financing.  We may also be presented with opportunities to expand our business that require additional financing.  Should we need additional working capital, our ability to raise financing through sales of equity securities depends on general market conditions and the demand for STAAR’s common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales our existing stockholders could experience substantial dilution.  Because of our history of losses STAAR may also have difficulty obtaining debt financing on acceptable terms.  An inability to secure additional financing if it is needed in the future could require us to forego opportunities for expansion, reduce exiting operations, or even jeopardize our ability to continue operations.

Our defined benefit pension plans are currently underfunded and we may be subject to significant increases in pension benefit obligations under those pension plans.

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries. Both plans are underfunded and may require significant cash payments. We contributed $238,000 to our Swiss Plan and $76,000 to our Japan Plan during 2009.

Beginning October 1, 2009, as part of the Amendment of the Japan Plan discussed in Note 12 to the consolidated financial statements included in this report, STAAR Japan will maintain and administer the Japan Plan, including paying the pension benefits as they are due solely from its continuing operations. STAAR Japan is not required to, and does not expect to make any contributions to the Japan Plan in order to meet future pension benefit obligations. Therefore, STAAR Japan has no plan assets now and does not expect to have any in the future.

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

Our pension plans in the aggregate are underfunded by approximately $2.0 million ($0.9 million for the Japan Plan and $1.1 million for the Swiss Plan) as of January 1, 2010 (based on the actuarial assumptions used for FASB ASC 715-30, “Defined Benefits Plans — Pensions” purposes and comparing our projected benefit obligation to the fair value of plan assets).

If our cash flow from operations is insufficient to fund our worldwide pension obligations, we may be materially and adversely harmed and have to seek additional capital.

The divestiture of Domilens will reduce our sales.

Domilens GmbH, our former German subsidiary, was profitable and provided a significant part of our sales.  In 2009, Domilens accounted for $24,286,000, or 32% of our total sales. While sales from STAAR’s remaining business generate higher gross profit margins than the sales generated from Domilens, STAAR will have to significantly increase its sales from its core IOL and ICL business, or significantly reduce its expenses, to achieve its target of positive cash flow in 2010.  If STAAR does not achieve positive cash flows in 2010, it may need to seek additional sources of financing to maintain operations.

We may have limited ability to fully use our recorded tax loss carryforwards.

We have accumulated approximately $120.9 million of federal net operating loss carryforwards as of January 1, 2010 to be used in future quarters if we become profitable. If we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of these tax loss carryforwards even if we become profitable and these tax loss carryforwards will begin to expire between 2020 and 2029.

FDA compliance issues have delayed approvals and we expect to devote significant resources to maintaining compliance in the future.

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

Based on the results of regularly scheduled inspections of the Nidau, Switzerland facility between June 2 and June 5, 2009 and of the Monrovia, California facility, between February 23 and March 4, 2009, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations. However, between December 29, 2003 and July 5, 2005 we received Warning Letters and other correspondence indicating that the FDA found STAAR’s Monrovia, California facility in violation of applicable regulations, warning of possible enforcement action and suspending approval of new implantable devices. The FDA’s findings of compliance deficiencies during that period delayed FDA approval of the ICL.

On June 26, 2007 STAAR received a Warning Letter from the FDA citing four areas of noncompliance noted by the FDA’s Bioresearch Monitoring branch during its inspection of STAAR’s clinical study procedures, practices, and documentation related to the TICL.  The Office of Device Evaluation cited the same deficiencies in a letter placing integrity hold on the TICL application.  On July 21, 2009, the FDA indicated that it was satisfied with corrective actions taken by STAAR to resolve these deficiencies, and removed the integrity hold.

STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and its compliance with FDA regulations. Accordingly, for the foreseeable future STAAR’s management expects to continue to devote significant resources and attention to those efforts. STAAR cannot ensure that its efforts will be successful. Any failure to demonstrate substantial compliance with FDA regulations can result in enforcement actions that terminate, suspend or severely restrict our ability to continue manufacturing and selling medical devices. Please see the related risks discussed under the headings “We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products” and “We are subject to federal and state regulatory investigations.”

FDA approval of the Toric ICL, which could have a significant U.S. market, has been considerably delayed.

Part of STAAR’s strategy to increase U.S. sales of refractive products has been a plan to introduce the Toric ICL, or TICL, a variant of the ICL that corrects both astigmatism and myopia in a single lens and that is currently marketed outside the U.S. STAAR believes the TICL also has a significant potential market in the U.S. and could accelerate growth of the overall refractive product line.  STAAR submitted a supplemental premarket approval application (PMA) for the TICL in April 2006.  In August 2007 the FDA placed an integrity hold on the PMA and suspended its consideration of the PMA until STAAR completed specified actions to satisfy FDA concerns regarding deficiencies in STAAR’s oversight of past clinical activities.  The integrity hold was removed, and consideration of the application resumed on July 21, 2009.  On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions and requesting labeling changes related to the TICL application.  The letter provides that STAAR has 180 days to present its response to the FDA.  STAAR cannot predict when or if the Toric ICL may be approved.

Continued effects of the global recession could reduce sales of our refractive products.

The global economy has been affected by a severe recession.  Since at least mid-2008 consumer spending has decreased in the U.S. as credit has become less available, unemployment has increased, and consumer confidence has declined.  Despite indications that the U.S. economy has resumed growth, employment, consumer spending and consumer confidence have not recovered to pre-recession levels in the U.S.  Many regions of the world remain severely affected, including Spain, which has been a significant market for the ICL and TICL.

Refractive surgery is an elective procedure generally not covered by health insurance.  Patients must pay for the procedure, frequently through installment financing arrangements.  They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure in the current economic climate.  Laser refractive surgery has experienced a significant decrease in demand globally.  STAAR believes that seven of the top ten refractive markets experienced a decline in total refractive procedures during 2009.  The U.S. market, where we believe procedures have declined to approximately 50% of their level two years ago, appears to be the worst affected.  Visian ICL sales have not been as badly affected, and grew worldwide in 2009.  If the economic recovery does become stronger, or if the global economy falls back into recession, Visian ICL sales could continue to grow slowly or decline.  Because the Visian ICL is STAAR’s fastest growing and highest gross margin product, restricted growth or a decline in its sales could materially harm STAAR’s business.

Negative publicity concerning complications of laser eye surgery could reduce the demand for our refractive products as well.

Negative publicity about laser eye surgery has appeared in the U.S. and some other refractive surgery markets.  For example, on April 25, 2008, the FDA Ophthalmic Devices Panel held a public meeting to discuss reports of medical complications and customer satisfaction following refractive surgery.  The resulting publicity broadened public awareness of the potential complications of refractive surgery and potential patient dissatisfaction, in particular as a result of LASIK and other corneal laser-based procedures.  These concerns may have, in part, been a factor in the steep decline in demand for such procedures during 2008 and 2009.  Concerns about complications of refractive laser eye surgery could encourage more patients and doctors to select the Visian ICL as an alternative, but could also decrease patient interest in all refractive surgery, including Visian ICL. Depending on the nature and severity of future negative publicity about refractive surgery, the growth of ICL sales in the U.S. could be limited or sales could decline as a result. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome.

Strikes, slow-downs or other job actions by doctors can reduce sales of cataract-related products.

In many countries where STAAR sells its products, doctors, including ophthalmologists, are employees of the government, government-sponsored enterprises or large health maintenance organizations. In recent years employed doctors who object to salary limitations, working rules, reimbursement policies or other conditions have sought redress through strikes, slow-downs and other job actions. These actions often result in the deferral of non-essential procedures, such as cataract surgeries, which affects sales of our products. For example, in fiscal year 2006, strikes and slow-downs by doctors in Germany were partly responsible for a drop in sales by our then wholly owned subsidiary Domilens GmbH, which distributes ophthalmic products in Germany. Such problems could occur again in Germany or other regions and, depending on the importance of the affected region to STAAR’s business, the length of the action and its pervasiveness, job actions by doctors can materially reduce our sales and earnings.

Our sales are subject to significant seasonal variation.

We generally experience lower sales during the third quarter due to the effect of summer vacations on elective procedures. In particular, because sales activity in Europe and Japan drops dramatically in July and August, and these sales have recently accounted for a greater proportion of our total sales, this seasonal variation in our results has become even more pronounced.

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

We compete with much larger companies.

Our competitors, including Alcon, Abbot Medical Optics and Bausch & Lomb have much greater financial resources than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, make it difficult for us to compete. We have lost significant market share to some of our competitors.

The global nature of our business may result in fluctuations and declines in our sales and profits.

Our products are sold in approximately 50 countries. Sales from international operations make up a significant portion of our total sales. For the fiscal year ended January 1, 2010, sales from international operations were 79% of our total sales. The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our sales are received. Our most significant currency exposures are to the Japanese Yen, Euro, and the Swiss Franc. The exchange rates between these and other local currencies and the U.S. dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions.

Economic, social and political conditions, laws, practices and local customs vary widely among the countries in which we sell our products. Our operations outside of the U.S. are subject to a number of risks and potential costs, less stringent protection of intellectual property and economic, political and social uncertainty in some countries, especially in emerging markets. Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. We price some of our products in U.S. dollars, and as a result changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation in emerging markets also makes our products more expensive there and increases the credit risks to which we are exposed.

The success of our international operations depends on our successfully managing our foreign subsidiaries.

We conduct most of our international business through wholly owned subsidiaries. Managing distant subsidiaries and fully integrating them into STAAR’s business is challenging. While STAAR seeks to integrate its foreign subsidiaries fully into its operations, direct supervision of every aspect of their operations is impossible, and as a result STAAR relies on its local managers and staff. Cultural factors, language differences and the local legal climate can result in misunderstandings among internationally dispersed personnel, and increase the risk of failing to meet U.S. and foreign legal requirements, including with respect to the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act. These risks increased after we completed the acquisition of STAAR Japan Inc., and, notwithstanding the March 2, 2010 sale of Domilens, our German distribution subsidiary, these risks remain significant. The risk that unauthorized conduct may go undetected will always be greater in foreign subsidiaries.

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

We spent about 8% of our sales on research and development during the fiscal year ended January 1, 2010, and we expect to spend approximately 10% of our sales for this purpose in future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. Any of the products currently under development may fail to become commercially successful.

Changes in reimbursement for our products by third-party payors could reduce sales of our products or make them less profitable.

Many of our products, in particular IOLs and products related to the treatment of glaucoma, are used in procedures that are typically covered by health insurance, HMO plans, Medicare, Medicaid, or other governmental sponsored programs in the U.S. and Europe. Third party payors in both government and the private sector continue to seek to manage costs by restricting the types of procedures they reimburse to those viewed as most cost-effective and by capping or reducing reimbursement rates. Whether they limit reimbursement prices for our products or limit the surgical fees for a procedure that uses our products, these policies can reduce the sales volume of our reimbursed products, their selling prices or both. For example, the Centers for Medicaid and Medicare have recently reduced the reimbursement rate for glaucoma procedures such as the implantation of our AquaFlow Device.  Future cost cutting initiatives could result in unexpected reductions in the reimbursement rates for IOLs and related products.  In some countries government insurers have sought to control costs by limiting the total number of procedures they will reimburse.  The U.S. Congress is currently considering legislative proposals that would significantly change the system of public and private health care reimbursement, and will likely consider such changes again in the future. We are not able to predict whether new legislation or changes in regulations will take effect at the state or federal level, but if enacted these changes could significantly and adversely affect our business.

We are subject to extensive government regulation worldwide, which increases our costs and could prevent us from selling our products.

STAAR is regulated by regional, national, state and local agencies.  In the U.S our regulators include the Food and Drug Administration, the Department of Justice, the Federal Trade Commission, the Office of the Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we manufacture or distribute products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern the research, development, manufacturing and commercial activities relating to medical devices, including their pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.

We are subject to similar regulatory regimes in other key regions of Europe and Asia, in particular Japan.   Regulations worldwide are becoming more stringent.  We have described in detail the regulations governing approval of medical devices and their manufacturing in the “Business – Regulatory Matters” section of this Report.  We are also subject to government regulation over the prices we charge and any rebates we may offer to customers. Complying with government regulation substantially increases the cost of developing, manufacturing and selling our products.

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

Most of our products are covered by patents that, if valid, give us a degree of market exclusivity during the term of the patent. We have also earned revenue in the past by licensing some of our patented technology to other ophthalmic companies. Generally, the legal life of a patent in the U.S. is 20 years from application. Patents covering our products will expire from this year through the next 20 years. Upon patent expiration, our competitors may introduce products using the same technology.  Key patents covering the Collamer formulation and essential design features of the Visian ICL and TICL will expire between 2014 and 2016.   As a result of this possible increase in competition, we may need to reduce our prices to maintain sales of our products, which would make them less profitable. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

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

Our stock price has fluctuated widely, ranging from $0.79 to $4.26 per share during the year ended January 1, 2010 and was $3.63 on March 9, 2010.  Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our operations are conducted in leased facilities throughout the world. Our executive offices, manufacturing, warehouse and distribution, and primary research facilities are located in Monrovia, California. STAAR Surgical AG maintains office, manufacturing, and warehouse and distribution facilities in Nidau, Switzerland. The Company has one additional facility in Aliso Viejo, California for raw material production and research and development activities. STAAR Japan maintains executive offices and distribution facilities in Shin-Urayasu, Japan and a manufacturing and R&D facility in Ichikawa City, Japan. The Company leases an additional sales and distribution facility in Australia. We believe our manufacturing facilities in the U.S., Switzerland and Japan are suitable and adequate for our current and future planned requirements. The Company could increase capacity by adding additional shifts at our existing facilities.

Item 3.  Legal Proceedings

Two lawsuits against STAAR, Parallax Medical Systems v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136) and Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132) were settled on March 30, 2010.  On that date STAAR and all other parties to the matters entered into a Stipulation for Settlement that globally resolves all pending disputes among them.  This settlement satisfies in full the $4.9 million judgment against STAAR in the Parallax matter and the $6.5 million judgment against STAAR in the Moody matter.  In exchange for complete mutual releases, the Stipulation provides for payment by STAAR of $4 million as its contribution to the global settlement.  STAAR’s contribution will be paid from the $7.4 million restricted deposit that STAAR placed with the Court on June 22, 2009.  The balance of those funds, approximately $3.4 million, will be returned to STAAR.  In connection with the settlement, STAAR will voluntarily dismiss its appeals in both cases.  The cases are described in greater detail below.

The Parallax Case.

The California Superior Court, County of Orange, rendered final judgment in the Parallax case on May 11, 2009, in accordance with a March 2, 2009 jury verdict finding that STAAR was liable for approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc. for intentional and negligent interference with prospective business advantage. Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR. Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007.  The jury found that STAAR had interfered with Parallax’s prospective economic advantage when it informed a regional IOL distributor that Parallax had a covenant restricting the sale of competing products.  On July 14, 2009, the Court in part granted STAAR’s motion to strike or reduce Parallax’s claim for approximately $109,000 in trial-related costs, of which approximately $56,000 was awarded to Parallax. On August 18, 2009, the Court amended its final judgment to include these costs and approximately $20,000 in pre-judgment interest, for a total judgment of $4,966,000.

On October 22, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for the appeal in the Parallax case. The insurer’s agreement to defend was subject to a full reservation of its rights and defenses.

STAAR filed notice of appeal of the Parallax judgment, and on June 22, 2009, deposited $7.3 million into a restricted account with the Court to assure payment of the judgment, thereby staying any enforcement of the judgment pending the appeal.  The deposit account bears interest, and as of the date of this Report the account balance is approximately $7.4 million.  STAAR filed its appellate Opening Brief on January 22, 2010.  Pursuant to the March 30, 2010 global settlement of the Parallax and Moody matters STAAR will voluntarily dismiss its appeal of the Parallax judgment;  $4 million of the funds deposited with the Court will be disbursed as directed by counsel for the Parallax and Moody plaintiffs.  The balance of approximately $3.4 million will be refunded to STAAR.

The Moody Case

The California Superior Court, County of Orange, rendered judgment in the Moody case against STAAR on December 8, 2009 in accordance with a December 1, 2009 jury verdict finding that STAAR was liable for $4 million in actual damages and $2.5 million in punitive damages to Scott C. Moody, Inc. (“SMI”) for intentional and negligent interference with prospective business advantage.  SMI, also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint.  Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007.  The jury found that STAAR had interfered with SMI’s prospective economic advantage when it informed a regional IOL distributor that SMI had a covenant restricting the sale of competing products. Notice of judgment on post-trial motions in the case was served on February 8, 2010.  In post-trial motions the court granted the plaintiff’s motions for costs of $24,842 and for approximately $130,000 in legal fees and other assessments that STAAR has already paid separately from the funds to be contributed to the March 30, 2010 global settlement.

On October 14, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for its defense of the Moody case.  The insurer’s agreement to defend was subject to a full reservation of its rights and defenses.

On January 29, 2010, attorneys representing STAAR and SMI signed a stipulation extending the date for potential enforcement and execution of the $6.5 million Moody judgment to April 30, 2010.   The purpose of the extension was to allow the parties involved, including certain insurers, to attempt to negotiate a global settlement, along with the Parallax matter, in a mediation that took place on March 29-30, 2010, and to avoid the necessity of STAAR posting an appeal bond during the term of the stipulation.

STAAR filed notice of its appeal of the Moody judgment on March 8, 2010.  Pursuant to the March 30, 2010 global settlement of the Parallax and Moody matters STAAR will voluntarily dismiss its appeal of the Moody judgment.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended January 1, 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq Global Market under the symbol “STAA.” The following table sets forth the reported high and low bid prices of the Common Stock as reported by Nasdaq for the fiscal quarters indicated:

Period	High	Low
2009
Fourth Quarter	$4.24	$2.47
Third Quarter	4.26	1.90
Second Quarter	3.44	0.79
First Quarter	2.78	0.80
2008
Fourth Quarter	$4.71	$1.16
Third Quarter	5.98	2.98
Second Quarter	3.89	2.23
First Quarter	2.68	2.00

On March 9, 2010, the closing price of the Company’s Common Stock was $3.63 per share. Stockholders are urged to obtain current market quotations for the Common Stock.

As of March 11, 2010, there were approximately 504 record holders of our Common Stock.

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

As of March 10, 2010, options to purchase 3,145,281 shares of Common Stock were exercisable.

Stock Performance Graph

The following graph compares the yearly and cumulative return on an investment in STAAR’s common stock over the last five fiscal years to the yearly and cumulative return of the following over the same time period: (1) the composite of all United States and foreign companies listed on the Nasdaq Stock Market (the “Nasdaq Index”); and (2) the composite of all United States and foreign companies listed on the Nasdaq Stock Market that operate in the surgical, medical and dental instrument and supply industries (the “Peer Index”), based on Standard Industrial Classification (“SIC”) codes in the range of 3840 through 3849. The Company’s SIC code is 3845. The comparison assumes $100 was invested on December 31, 2004 in STAAR’s common stock and in each of those indices, and that dividends were reinvested. The Center for Research in Security Prices of the University of Chicago’s Graduate School of Business compiled the Peer Index and produced the graph. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

In any of our filings under the Securities Act or Exchange Act that incorporate this Proxy Statement by reference, this graph will be considered excluded from the incorporation by reference and it will not be deemed a part of any such other filing unless we expressly state that the graph is so incorporated.

CRSP Total Returns Index for:	12/2004	12/2005	12/2006	12/2007	1/2009	1/2010
STAAR SURGICAL CO	100.0	126.00	111.82	42.11	37.97	49.44
Nasdaq Stock Market (US & Foreign)	100.0	102.27	112.80	124.68	59.76	86.89
NASDAQ Stocks (SIC 3840 – 3849 US + Foreign) Surgical, Medical, and Dental Instruments and Supplies	100.0	109.81	115.73	147.16	79.25	115.55

Notes:

           A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

           B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

           C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

           D. The index level for all series was set to $100.0 on December 31, 2004.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended January 1, 2010, January 2, 2009, December 28, 2007, December 29, 2006 and December 30, 2005. The selected consolidated statement of operations data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at January 1, 2010 and January 2, 2009, are derived from our consolidated financial statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm, whose report is included in this Form 10-K. The selected consolidated statement of operations data set forth below for each of the two fiscal years in the periods ended December 29, 2006 and December 30, 2005, and the consolidated balance sheet data set forth below at December 28, 2007, December 29, 2006 and December 30, 2005 are derived from audited consolidated financial statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, and the Notes thereto, included in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007	December 29, 2006	December 30, 2005
	(In thousands except per share data)
Statement of Operations
Net sales	$75,345	$74,894	$59,363	$56,951	$51,303
Cost of sales	33,452	34,787	30,097	30,801	27,517
Gross profit	41,893	40,107	29,266	26,150	23,786

Selling, general and administrative expenses
General and administrative	15,710	15,730	12,951	10,891	9,727
Marketing and selling	24,257	27,053	23,723	22,112	18,552
Research and development	5,893	7,938	6,711	7,080	5,573
Other operating expenses (recovery), net	(238)	9,773	—	(331)	746
Total selling, general and administrative expenses	45,622	60,494	43,385	39,752	34,598
Operating loss	(3,729)	(20,387)	(14,119)	(13,602)	(10,812)
Total other (expense) income, net	(979)	(1,285)	(1,037)	95	854
Loss before income taxes and non-controlling interest	(4,708)	(21,672)	(15,156)	(13,507)	(9,958)
Income tax provision	1,492	1,523	843	1,537	1,239
Non-controlling interest	—	—	—	—	(22)
Net loss	$(6,200)	$(23,195)	$(15,999)	$(15,044)	$(11,175)
Basic and diluted net loss per share	$(0.19)	$(0.79)	$(0.57)	$(0.60)	$(0.47)
Weighted average number of basic and diluted shares	32,498	29,474	28,121	25,227	23,704

Balance Sheet Data
Working capital	$13,466	$10,807	$21,006	$14,363	$22,735
Total assets	58,681	52,582	54,179	47,770	52,755
Notes payable, net of discount	— *	4,414	4,166	1,802	1,676
Other long-term liabilities	3,887	3,910	2,500	1,079	854
Stockholders’ equity	21,070	16,027	36,225	31,760	40,366
___________________
*   included in current liabilities

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

Overview

Strategy

Performance Against 2009 Key Operational Metrics

During 2009, STAAR focused on the following key operational metrics:

•	to improve cash flow from operations;

•	to increase gross profit margin;

•	to continue cost reduction efforts;

•	to secure key regulatory approvals;

•	to increase the ICL’s share of the refractive market in key territories.

Achievement against these goals is discussed below.

Improve cash flow from operations. For several years prior to 2009 STAAR had not generated enough cash to sustain its operations.  STAAR has steadily reduced its use of cash significantly in recent quarters primarily through cost reductions, and in the second quarter of 2009 generated $286,000 in cash from operations, its first positive cash flow from operations after six consecutive negative years.  In the fourth quarter of 2009 STAAR generated $1,125,000 in cash from operating activities, compared to $991,000 used for operating activities in the fourth quarter of 2008.  During fiscal year 2009 STAAR generated $1.4 million in cash from operating activities, compared to $8.2 million in cash used for operating activities in 2008.

Improving cash flow and achieving profitability remain key goals of STAAR during 2010.  The sale of Domilens in the first quarter of 2010 will present a challenge in meeting these goals, because Domilens has historically been profitable and generated cash for STAAR.  STAAR’s objectives for earnings growth and continued positive cash flow, and risks related to their achievement, are discussed in detail below under “2010 Operational Goals.”

STAAR exited 2009 with cash, cash equivalents, and restricted cash of $13.7 million, compared with $5.2 million at January 2, 2009.  STAAR’s cash position was enhanced by the $8.5 million net cash proceeds of a registered direct offering of common stock completed on June 17, 2009.  STAAR also received approximately $12.5 million in net cash proceeds from the sale of Domilens in the first quarter of 2010.  The adequacy of cash we expect to generate from operations in 2010, along with the recently obtained capital, to satisfy STAAR’s needs is discussed below under “Liquidity and Capital Resources”

During fiscal year 2008 and 2009 STAAR’s cash flow has been significantly affected by the cost of defending the Parallax and Moody lawsuits.  Both lawsuits were settled on March 30, 2009.  As a result, STAAR expects its legal costs to be approximately $1.5 million lower in 2010 than in 2009.

Increase gross profit margins.  In recent quarters STAAR has generally experienced increased sales in ICL and IOL sales.  While growth in sales remains an important goal, STAAR believes that the key to achieving sustainable profitability is to increase its gross profit margins.  Despite a number of initiatives to improve gross profit margins, STAAR’s gross profit margin for 2009 was 55.6%, up 200 basis points only because 2008 gross profit margins of 53.6% were negatively impacted by $1.5 million in purchase accounting charges recorded in the first quarter of 2008 related to the acquisition of STAAR Japan.

Several initiatives of STAAR helped gross profit margins in 2009, in particular increased worldwide sales of ICLs and TICLs, increased average selling prices of IOLs in the U.S., and de-emphasis on selling non-lens products.   However, a number of unexpected challenges offset these improvements:  reduced manufacturing yields; decreased average selling prices of IOLs and ICLs outside the U.S., and increased cost of goods in Germany, primarily as a result of changes in exchange rates.  Decreased average selling prices for IOLs primarily resulted from unusually strong price competition in Japan.  Decreased average selling prices for ICLs and TICLs primarily resulted from a pricing concession we made to our Korean distributor to enable the distributor to invest in intensified marketing efforts. We believe we have addressed most of the issues negatively impacting gross profit margins and that those efforts resulted in higher gross profit margins in the fourth quarter of 2009 compared with the third quarter of 2009.

The March 2, 2010 sale of Domilens GmbH is expected to significantly improve STAAR’s gross profit margins.  This and other initiatives to improve gross profit margin in 2010 are discussed below under “2010 Operational Goals.”

Continue Cost Reduction Efforts.  Achieving greater operating and administrative efficiency through reduced costs has been a key goal of STAAR, and is a significant element in achieving our goal of profitability.  In particular, while STAAR’s international operations have generally generated cash or have been cash flow neutral in recent quarters, losses from U.S. operations have been the principal cause of cash use and losses on a consolidated basis.  During 2009 STAAR continued cost reduction initiatives that began in the fourth quarter of 2007, yielding a combined reduction in marketing and selling and research and development expenses of $4.8 million in 2009 compared to 2008.  This included the following:

•
a 10.3% reduction in marketing and selling expense year-over-year, from $27.1 million to $24.3 million, principally as a result of decrease salaries, travel, consulting, promotional activities and commissions in the U.S; and

•	a 25.8% reduction R&D expenses year-over-year, from $7.9 million to $5.9 million, principally as a result of decreased salaries, reduced consulting fees and general cost containment.

STAAR believes that the global settlement of the Parallax and Moody litigation on March 30, 2010 will eliminate much of the litigation defense expense that STAAR experienced in 2008 and result in much lower legal expenses in 2010 compared to 2009.  Prior to the settlement, the availability of reimbursement for our legal fees from our insurance carrier, along with the transition of the lawsuits from trial to appeal, had already begun to reduce legal defense expense.   On October 14, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for its defense of the Moody case.  On October 22, 2009 the insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for the appeal in the Parallax case.  STAAR received $780,000 in reimbursement payments related to the Moody case in 2009, and through the date of this report has received $342,000 in 2010.  In connection with the global settlement of the Parallax and Moody cases STAAR will voluntarily dismiss its appeals, and except for minor post-settlement matters legal expenditures related to the cases will cease.

Secure Key Regulatory Approvals.  Regulatory approvals of high gross profit margin products in significant markets can yield rapid growth in sales and improvements in profitability.  During 2009 the most significant approvals sought by STAAR were for sale of the Visian ICL and TICL in Japan and the TICL in the U.S.

As a result of progress made during 2009, Japan’s Ministry of Health, Labor and Welfare (MHLW) approved the sale of the ICL on February, 2, 2010, making it the first phakic IOL approved for the Japanese market.  STAAR intends to file a partial change application for approval of the VISIAN Toric ICL, and is currently in discussions with the Pharmaceuticals and Medical Device Agency (PMDA) regarding that process. MHLW generally requires up to one year to fully process a partial change application, although that timeline can change based on the nature of the product under review.  Following a two-year process in which STAAR addressed a number of agency concerns, on July 21, 2009, the U.S. Food and Drug Administration (“FDA”) notified STAAR that as a result of STAAR’s corrective actions the FDA had removed an integrity hold on our application for approval of the TICL, and would resume its consideration of the application.  Substantive discussions with the FDA regarding the application resumed at that time. On February 3, 2010 STAAR received a letter of deficiency from the FDA requesting additional analysis of data supporting the safety and effectiveness of the TICL and requesting changes in proposed labeling for the product.  STAAR is preparing a comprehensive response to the items in this letter.

Increase the ICL’s Share of the Refractive Market in Key Territories.  After introducing the ICL in international markets in 1996 STAAR has secured approval for sale in over 40 countries.  While sales have increased as new territories were added, we have achieved significant sales and increased share of the refractive surgical market in a select number of territories:  in particular, the U.S., Korea, China, India, Spain, Germany, and Latin America.  In order to increase ICL sales most effectively, in 2009 STAAR adopted a strategy of focusing on increasing the ICL’s share of the refractive market in those territories.  Based on growth in STAAR’s sales in those countries, and statistics indicating a general decline in the overall refractive market, STAAR believes it succeeded in increasing market share in each of those territories in 2009.  The most significant growth took place in the Korean market, where sales reported by STAAR’s independent distributor indicate that the Visian products exceeded a 10% share of the overall refractive market.  Along with its new opportunity in Japan, STAAR intends to continue to focus its Visian ICL marketing efforts on this group of key markets in 2010.

Key Operational Metrics for 2010

During 2010, STAAR is focused on the following key operational metrics which are designed to enable the company to pursue new growth strategies:

•	Double digit growth in sales from core ICL and IOL products;

•	Improvement in gross profit margins to the mid-60% level for the year;

•	Progress toward profitability throughout the year, with a goal of achieving net income for the full year;

•	Continued generation of cash;

•	Improve financial condition by retiring obligations and strengthening the balance sheet.

Double digit growth in sales from core ICL and IOL products.  To continue generating cash from operations and reach profitability, STAAR must significantly improve sales derived from its higher value products.   The sale of Domilens, which has significantly reduced the portion of STAAR’s sales derived from lower gross profit margin sales such as third party products, disposables and surgical kits, provides an opportunity for STAAR to focus on its core ICL and IOL products.

STAAR achieved approximately 15% growth in worldwide ICL sales during 2009, and believes similar growth is achievable in 2010, especially with expansion into the Japanese market following the February 2, 2010 approval of the ICL.  However, the rate of growth in Visian ICL sales will partly depend on continued improvement in worldwide economic conditions.  ICL surgery is a relatively expensive elective procedure and is seldom reimbursed by insurers or government agencies.  STAAR believes that that global recession has reduced overall demand for refractive surgery.

STAAR will continue to focus its ICL marketing efforts in the key territories where it has established significant market share, based on the success of this strategy in 2009.  Japan will be added to the list in 2010; like other Asian countries, Japan has a high mean rate of myopia, which makes it a promising new market.  The key territories in which STAAR will seek to enhance Visian sales during 2010 are the U.S., Japan, Korea, China, India, Spain, Germany, U.K., and France.  STAAR believes that the singular success of Visian products in Korea, where STAAR believes it has exceed a 10% penetration rate among all refractive surgical procedures, may provide a model of best practices to increase market share in other key territories.

U.S. military forces currently represent the largest single customer for ICLs in the U.S.  Military purchases of ICLs accounted for most of STAAR’s 2.5% growth in 2009 U.S. ICL sales over 2008.  STAAR does not believe that private sector purchases of ICLs will resume growing significantly until consumer confidence improves, which depends on continued recovery in the U.S. economy.

During 2009 STAAR’s international IOL sales increased by 7.6% and U.S. IOL sales decreased by 8.3%.  Challenges faced by STAAR in selling IOLs in 2009 included stronger than usual price competition in Japan, where average IOL selling prices are typically higher than in other countries.  To maintain gross profit margins of STAAR Japan, STAAR has chosen not to the match deep discounts offered by some competitors, which may limit opportunities to increase Preloaded Injector sales in Japan until economic conditions improve.

STAAR has seen its U.S. IOL sales volume decline steadily for the last several years.  However, the rate of decline has recently decreased and STAAR’s introduction of aspheric IOLs with NTIOL status in 2008 and 2009 has resulted in higher average selling price for STAAR’s IOLs in the U.S., further reducing erosion in sales.  STAAR introduced three new products in the U.S. in 2009 to drive growth in its IOL market, the nanoFLEX IOL, the nanoPOINT injection system, and the advanced Epiphany injector for STAAR’s three-piece Collamer aspheric lens.  These products did not have a significant impact on sales within 2009 due to timing of introduction, but STAAR believes they will have greater impact in 2010, especially the nanoFLEX IOL.  STAAR believes its recent product introductions have given the company a very competitive IOL product line with unique features and benefits, and offer an opportunity to regain lost IOL market share.  STAAR intends to support these products with sales and marketing growth based  initiatives in 2010.

STAAR also expects to obtain FDA approval to sell its silicone Preloaded Injectors in the U.S. during 2010.  STAAR believes this product will further enhance its U.S. IOL offering, and will help STAAR maintain or increase its market share in the silicone IOL segment.

Improvement in gross profit margins to the mid-60% level for the year.  As noted above, STAAR did not make the progress it had planned towards increasing gross profit margin in 2009.   However, in 2008 STAAR had significantly improved gross profit margin from 49.3% in 2007 to 53.6% in 2008, and STAAR believes it has an opportunity to again increase gross profit margins significantly in 2010.  An important factor in this expected improvement is the March 2, 2010 sale of Domilens, which will remove some of the lowest gross profit margin sales from STAAR’s product mix:  third party products, supplies and disposables like surgical drapes, and assembly of custom surgical kits.  STAAR will seek to further increase gross profit margin through the following:

•
Increasing ICL sales as a percentage of STAAR’s overall product mix.  Visian ICLs and TICLs generally yield an 80% gross profit margin.  The Visian product line is STAAR’s most profitable product family and the largest contributor to enhanced gross profit margins.  During 2010 we expect the launch of ICL sales in Japan, and expanding market share in existing markets, to improve STAAR’s profitability.  The sale of Domilens, whose products were overwhelmingly in the cataract area and included many non-lens products, has significantly increased the portion of our sales derived from the Visian product line.

•
Reducing Cost of Preloaded Injectors.  In Japan IOLs enjoy higher average selling prices than in most countries, and as a result the Japan IOL business can yield significant gross profit margins and contribute significantly to STAAR’s improvement in gross profit margins.  However, price competition has recently increased in the Japan IOL market, indicating that STAAR must reduce the cost of producing Preloaded Injectors to sustain or improve IOL gross profit margins in Japan.  STAAR believes opportunities exist to further reduce manufacturing costs for its products sold in Japan, which could better enable STAAR to maintain profits in the face of such competition.

•
Increase sales of Higher Value IOLs in the U.S. In 2007 and 2008 STAAR began converting its U.S. IOL product offering from lower value legacy products to newer aspheric designs that are eligible for enhanced CMS reimbursement as NTIOLs.  With the introduction of the nanoFLEX IOL in 2009, STAAR has introduced aspheric versions for both of its IOL product platforms.  As STAAR’s customers switch to aspheric lenses, and STAAR sells down its inventories of non-aspheric lenses, U.S. IOL gross profit margins have increased.  This process will continue in 2010.  In addition, early results of marketing efforts for the nanoFLEX lens suggest that this product may attract new customers to STAAR IOLs and rebuild U.S. IOL market share, further enhancing gross profit margins.

•
Continue to Implement Centers of Excellence Program.  STAAR believes that it has an opportunity to reduce costs while continuing its history of innovation by rationalizing its business among its worldwide operations through its Centers of Excellence program.  During 2009 STAAR moved the production of silicone IOLs for use in Preloaded Injectors from Japan to the U.S., centralizing all silicone lens production in the U.S., thereby reducing STAAR’s overall IOL costs.  During 2010 STAAR intends to complete the transfer of IOL and ICL injector system manufacturing and R&D from the U.S. to Japan, which is expected to lead to cost savings and a greater focus on STAAR Japan’s more advanced lens injector designs.  STAAR also intends to take further efforts to improve silicone manufacturing efficiency in the U.S., based in part on the efficiencies of scale made possible by centralized manufacturing.

Progress toward profitability throughout the year, with a goal of achieving net income for the full year.  STAAR has reported net losses in each period since 1999.  Having achieved positive cash flow from operations in 2009, STAAR is now focused on the goal of delivering net income for fiscal year 2010.  Achieving this goal will require further reductions in STAAR’s expenses and success in the initiatives to improve profitability contained in our other 2010 objectives.

Continued generation of cash flow from operations.  STAAR achieved positive cash flow from operations in 2009, and intends to continue its initiatives to improve cash flow in 2010.  To be successful, cash previously generated by Domilens, which accounted for $1.8 million of STAAR’s cash from operations in 2009, will need to be replaced with increased cash from STAAR’s remaining operations, although it is anticipated that reduced legal fees should offset a significant portion of the lost cash flow from Domilens. STAAR has been especially challenged to meet its cash flow goals in the first quarter.  The first quarter of each fiscal year tends to have the lowest cash flow of the year because of accounting fees related to the annual audit of our financial statements, professional fees for our consultant on internal controls pursuant to the Sarbanes-Oxley Act of 2002, and holiday closures of facilities during December that reduce the processing and payment of invoices by STAAR during the last weeks of the fourth quarter, resulting in a significant increase in cash payments by STAAR as it catches up during the first month of the first quarter.

Improve financial condition by retiring obligations and strengthening the balance sheet. Although the $12.5 million in cash raised from the sale of Domilens significantly improved the cash position of the Company, as discussed below under “Liquidity and Capital Resources,” some of the cash may be needed to meet current financial obligations in 2010 as follows:

•	repayment of the $5 million principal balance on the Broadwood Note due on December 14, 2010;

•	the right of the holders of 1.7 million shares of our Series A Convertible Preferred stock to redeem them at $4 per share or $6.8 million in aggregate beginning on December 29, 2010.

STAAR’s goal is resolve all of its major obligations with existing capital reserves and cash generated from operations.  It also seeks to reserve any future capital raising efforts for initiatives to expand its business, rather than meeting existing obligations.  Nevertheless, depending on STAAR’s cash position during the remainder of 2010, it may find it necessary to seek additional financing.  See “Financing Strategy” below.

Other Highlights

Divestiture of Domilens.

On March 2, 2010 we completed the divestiture of all of our interest in our former German distribution subsidiary, Domilens GmbH through a management buyout led by funds managed by Hamburg-based Small Cap Buyout Specialist BPE Unternehmensbeteiligungen GmbH (“BPE”).  STAAR’s financial advisor in the transaction was Berenberg Bank, a German investment bank headquartered in Hamburg.

The decision to divest Domilens resulted primarily from a need to raise working capital.

STAAR originally purchased Domilens in a series of stock purchases from the founder of the business between 1998 and 2003.  STAAR originally intended to use Domilens as a channel for increased sales in the German market.  However, by 2009 sales of STAAR product accounted for only approximately 7.6% of Domilens sales.  The majority of Domilens sales have been third party products, including IOLs of other manufacturers, disposables and other supplies such as surgical drapes, and the assembly of custom surgical kits containing a package of mostly third party products needed for a single procedure.  While profitable, this business operates at gross profit margins that are significantly lower than STAAR’s overall average.

A distribution agreement between STAAR and Domilens provides that Domilens will continue to purchase STAAR products at the unit sales volume previously projected for 2010 through 2012.  Because of the nature of the Domilens business and the promise of continued distribution in Germany and Austria at projected levels, STAAR determined that the sale of Domilens would not impede its core business, and would permit management to focus on higher value core business of developing, manufacturing and selling its own advanced ophthalmic products.

STAAR also determined that the gross purchase price for Domilens, at approximately 6.9 times Domilens’ earnings before income taxes, represented a reasonable value for its investment in Domilens, and that these funds were of greater use to STAAR as working capital.  The Stock Purchase Agreement provides for a Purchase Price of €10,512,100 (approximately $14.3 million at currently prevailing exchange rates).  After adjusting for €800,000 in cash dividends received by STAAR from Domilens in December 2009 and January 2010, and the exclusion of expenses related to compliance with the Sarbanes-Oxley Act of 2002, at closing on March 2, 2010 Domilens Akquisitions paid a cash Net Purchase Price of €9,685,700 (approximately $13.2 million at currently prevailing exchange rates).  €100,000 of the Net Purchase Price was paid into an escrow account, to be held against payment of any unaccrued taxes assessed for periods prior to December 31, 2009.  Funds remaining after the resolution of such potential liabilities, if any, will be distributed to STAAR from the escrow account, no later than December 31, 2011.

After expenses of €358,000 (~$485,000) related to investment banking fees, and excluding the escrowed funds and any earn-out payments, STAAR received net cash proceeds of approximately €9.2 million from the Transaction (approximately $12.5 million at the Closing Date foreign exchange rate).  The Company will pay a $64,000 marketing allowance in 2010 for Domilens to market STAAR’s products post the Transaction.  Taxes related to the disposition of Domilens were estimated to be insignificant.

Based on the performance of Domilens in fiscal years 2010, 2011 and 2012, STAAR may earn up to an additional €675,000 (approximately $920,000 at currently prevailing exchange rates).  These additional “earn-out” payments will be paid on achievement of specified earnings before income tax (“EBIT”) as set forth below.  If a target is missed in any year, but in the following year Domilens achieves the target and also makes up for the earlier shortfall, the payments for both years will be earned and paid.

Fiscal Year	Domilens EBIT	Earn-Out Payment
2010	€2,500,000 (~ $3.4 million)	€200,000 (~$273,000)
2011	€2,900,000 (~ $3.9 million)	€225,000 (~$307,000)
2012	€3,500,000 (~ $4.7 million)	€250,000 (~$340,000)

The benefits expected to be achieved from the Domilens divestiture include the following: approximately $12.5 million in net cash proceeds; greater focus on STAAR’s core business; significantly enhanced gross profit margins; and a contractual commitment to meet projected sales levels for STAAR products in Germany and Austria through 2012.

The earn-out payments will be earned only if Domilens significantly improves its performance over levels it has historically been able to achieve. Domilens may not be able to achieve these improvements.  The escrow account will be used to pay any additional unaccrued taxes that the German tax authorities may assess after their next tax audit, which the Company cannot predict and may leave little or no funds in the escrow account remaining for distribution to the Company.

U.S. ICL Sales.

U.S. ICL Sales. We consider ICL sales growth in the U.S. market to be important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

Visian ICL sales in the U.S. grew by 2.5% during 2009 compared to prior year, and grew 18% in 2008 when compared to 2007 levels.  Most of the U.S. growth in ICL sales has been in sales to the military, while most of the private sector suffered similar declines to the overall refractive market in the U.S.  Despite these continuing challenges to the LASIK market the Visian ICL has continued to grow market share.

In order to significantly increase U.S. sales of the ICL, private sector sales must also resume growth.  STAAR believes that the continued global recession represents the largest challenge to increased growth in U.S. private sector ICL sales. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements.  STAAR believes that the lack of growth in private sector ICL sales in the U.S. results from the significantly lower volume of patients seeking refractive surgery in the last two years, which has reduced the number of patients to whom the ICL is offered. While ICL sales have been much more resistant to the recession than laser-based procedures, unless the recent economic recovery continues and consumer spending levels also recover, private sector ICL sales will not grow significantly and may decline.  STAAR believes that its share of the U.S. refractive market has grown during the past two years, which will position the ICL for strong sales growth when conditions improve. By contrast, the U.S. refractive market has declined by approximately 50% during the past two years.

The ICL has continued to benefit from positive media coverage during 2009 and early 2010.  For example, in February 2010, it was widely reported that Steve Holcomb, who won a gold medal in 2010 Winter Olympics as pilot of the U.S. four-man bobsled team, had been able to continue his successful athletic career only because he had receive ICLs to correct his severe myopia approximately two years ago.

In addition to poor conditions in the general economy and in particular the refractive surgery market, other challenges to sustained growth in U.S. Visian ICL sales include the following:

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

•       negative publicity about complications of LASIK could reduce interest in all refractive surgical procedures; and

•       FDA approval of the TICL, which STAAR sells in international markets for treating patients affected by both myopia and astigmatism, has been delayed.

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

As the U.S. market for ICLs has matured, STAAR has placed less emphasis on increasing its overall customer base and devoting more attention to identifying and supporting those practices that show potential for significant repeat business through a professional commitment to the ICL technology.

Because the refractive surgery market has been dominated by corneal laser-based techniques, STAAR faces special challenges in introducing an intraocular refractive implant. STAAR has developed a number of marketing tools and practice support programs to increase the use of the ICL and awareness of its advantages in refractive surgery centers throughout the U.S. and around the world.

U.S. IOL Sales.

For several years STAAR has experienced a decline in U.S. market share of IOLs. The rate of decline has slowed as STAAR has begun replacing older lens designs with higher priced NTIOL lenses. During 2009 U.S. IOL sales declined 8% compared to rates of decline of 16% 2008 and 20% in 2007. Factors contributing to long-term decline in U.S. IOL sales include the slow pace of product improvement and enhancement during a period when we devoted most of our research and development resources to introducing the ICL and to resolving the regulatory and compliance issues raised by the FDA. This long-term trend was intensified in 2007 by disruption in STAAR’s independent sales force when STAAR was unable to reach a new contract with regional manufacturer’s representatives in the third quarter of 2007. In addition the trend was exacerbated by STAAR’s lagging behind its competitors in the introduction of IOLs with advanced aspheric optics, and by the entry of Alcon as a competitor in the Toric IOL market.

STAAR’s strategy to achieve its gross profit margin target in its U.S. IOL business is to rationalize its product offering around its higher value products, including recently introduced products and products planned for introduction in the near future. This has included aspheric optics across all IOL platforms, approval of higher reimbursement from Medicare for these lenses, improved delivery systems for Collamer IOLs to broaden their appeal and preloaded delivery systems for silicone lenses. Successful implementation of this strategy is subject to risks, including the risk of delays in developing new products or securing regulatory approval.

STAAR’s initiatives to enhance its IOL product line have resulted in the following recent developments:

•	the introduction of STAAR’s aspheric three-piece Collamer IOL in April 2007;

•	the introduction of STAAR’s aspheric three-piece silicone IOL November 2007;

•	the April 2008 introduction of the nanoPOINT injector, which delivers STAAR’s single-piece Collamer IOL, through a 2.2 mm incision;

•	the grant of New Technology IOL (“NTIOL”) status for the aspheric three-piece Collamer IOL in March 2008;

•	the grant of NTIOL status for the nanoFLEX aspheric single-piece Collamer IOL and the aspheric three-piece silicone IOL in July 2008;

•	the introduction of the nanoFLEX aspheric single-piece Collamer IOL in the second quarter of 2009, which brings advanced aspheric optics to the micro-incision nanoPOINT platform; and

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

STAAR intends to continue to focus on the following projects designed to make our IOL product offering more competitive:

•
Complete the development of the Collamer Toric IOL to complement our pioneering silicone Toric IOL and better compete with the Alcon acrylic Toric IOL. The Collamer Toric IOL should provide a product with advanced optic materials and rotational stability to provide superior outcomes for cataract patients with astigmatism;

•	Gain approval for a preloaded silicone IOL injector system in the U.S. in 2010;

•	Develop a preloaded injector system for our Collamer IOLs;

•	Initiate a formal post-market clinical evaluation to support a possible submission to the FDA of claims that the lens offers patients less spectacle dependence or accommodation; and

•	Initiate a clinical study of a new IOL we have designed to enhance the accommodating properties of Collamer.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

STAAR’s development efforts aim to realize the full market potential for Collamer IOLs by continuously improving lens delivery systems and differentiating STAAR’s silicone IOL offering through the Preloaded Injector. Approximately one-half of IOLs sold by STAAR in the U.S. are made of silicone, which was the original material used for foldable IOLs. Physician preferences in the U.S. have shifted to toward acrylic IOLs and silicone IOLs now account for approximately 18% of the U.S. IOL market. STAAR believes that its Collamer lenses have outstanding optical qualities and superior biocompatibility, and should be capable of competing with any of our competitor’s acrylic lens products in the advanced material sector. In addition, increasing use of the ICL, which relies on the outstanding optical properties of Collamer, has also introduced the advantages of the Collamer material to a growing number of surgeons. However, growth of the Collamer IOL market has been limited by the difficulty of perfecting delivery systems for the soft Collamer material. Although acrylic lenses do not have the same level of optical performance in the eye as Collamer and often introduce glare or glistening into the visual field, the stiffness and toughness of the acrylic material makes design of delivery systems less difficult. STAAR has completed a number of development projects in place intended to make Collamer lenses easier to deliver and broaden customer appeal. The nanoPOINT injector system, which delivers the nanoFLEX one-piece Collamer IOL through a 2.2 mm incision, was the first of these projects to reach market and was launched in April 2008. In addition the launch of the Epiphany injector for the Collamer three-piece lens in the third quarter of 2009 brings smoother and more controlled delivery to one of STAAR’s most advanced lenses.

Over the past several years surgeons implanting the nanoFLEX IOL have reported that their cataract patients have better than expected near vision. In late 2008, STAAR organized the Collamer Accommodating Study Team or “CAST.” The CAST consists of eight prominent physicians across the U.S. who are implanting the recently launched nanoFLEX IOL and are checking both near and intermediate vision approximately one month post operation. Feedback from the group indicates that the near vision achieved is better than that of any conventional IOL where we have comparative data. The feedback also indicates that the intermediate vision is better than “presbyopia correcting” IOLs that have been studied and near vision approaches that of presbyopia correcting IO that are already on the market.

While introduction of the nanoFLEX lens did not result in increased U.S. IOL sales in 2009, STAAR believes that surgeon interest in the product is growing and that it represents a significant opportunity to increase STAAR’s U.S. IOL market share.  To further pursue this opportunity, in the first quarter of 2010 STAAR initiated a program called the “nanoFLEX challenge” which is intended to facilitate an interested surgeon’s evaluation of the visual outcomes for patients receiving nanoFLEX IOLs compared with the outcomes from any other standard IOL currently used by the surgeon.

The 2009 introduction of the Epiphany injector, an advanced system which makes delivery of the three-piece Collamer aspheric IOL more reliable and predictable, has not resulted in increased sales of this advanced lens. Based on surgeon feedback, STAAR has developed an easier loading mechanism for this injector, which it intends to introduce in the first half of 2010.  STAAR believes that this lens also has the potential to improve STAAR’s market share, particularly among surgeons who prefer loop haptics to the plate haptic design of the nanoFLEX.   It plans concerted marketing efforts for the three-piece Collamer aspheric lens once the improved Epiphany injector becomes available.

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

Reversing the decline in U.S. IOL sales will require STAAR to overcome several short and long-term challenges, including successfully meeting its objectives to develop new and enhanced products, organizing, training and managing a specialized cataract sales force, managing independent local sales representatives, and competing with much larger companies. We cannot assure that this strategy will ultimately be successful.

Medical Device Regulatory Compliance, Clinical Oversight and TICL Approval.  As discussed above under the caption “Business — Regulatory Matters,” STAAR’s ability to develop, manufacture and distribute its products depends heavily on maintaining good standing with the FDA and other regulatory agencies. Based, in part, on the results of the FDA inspections of STAAR’s California facilities in 2009 and 2006 and STAAR’s Nidau, Switzerland facility in 2009, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations.  STAAR has invested significant resources in maintaining regulatory compliance and expects to continue to do so in the future.

Financing Strategy

STAAR has reported losses and negative cash flows on a consolidated basis over the last several years, primarily as a result of losses in the U.S. business. During this period STAAR has raised additional funds to support operations through sales of equity and debt securities. As cash flow improved in recent quarters, STAAR has sought to avoid further financings and to operate exclusively on self-generated cash. This strategy was challenged in the first quarter of 2009, when cash reserves were drawn down to low levels, positive cash flow had not yet been achieved, and the Company suffered an adverse litigation judgment in the amount of approximately $4.9 million. At the time the judgment became final, STAAR did not have adequate cash or cash equivalents either to satisfy the judgment or to deposit $7.3 million with the court to obtain a stay of enforcement of the judgment while the appeal was pending.

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

 Avoiding a similar short-term cash shortfall was a principal consideration in STAAR’s divestiture of Domilens on March 2, 2010.  Among the expected demands on STAAR’s capital resources underlying this decision, the most pressing was the $6.5 million verdict rendered in the Moody case, and the potential need to post a $9.8 million appeal bond on or before April 30, 2010.  The Domilens divestiture yielded a total of approximately $12.5 million in net cash proceeds to STAAR.  The potential need to post an appeal bond was eliminated by the global settlement of the Parallax and Moody cases on March 30, 2010.  STAAR’s $4 million contribution to the global settlement will be paid from the $7.4 million restricted deposit that STAAR already had placed with the Court on June 22, 2009 in connection with the Parallax case.  As a result, STAAR will be able to apply the entire $12.5 million in net cash proceeds from the Domilens sale to working capital, along with approximately $3.4 million that will be refunded to STAAR from the restricted deposit.

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

On June 24, 2009, following the posting of the deposit and satisfaction of conditions of the Temporary Waiver, Broadwood and STAAR again amended the Note by replacing the Temporary Waiver with a provision stating that because the Company secured a stay of enforcement of judgment until the completion of the appeal by posting the required deposit with the Court, any default that may have otherwise resulted from the Parallax judgment is cured. Broadwood remained entitled to receive interest at the rate of 20% per annum beginning on June 23, 2009, as would have been applicable in the event a default had occurred under the original terms of the Note.  Under the terms of the amended Note, the final resolution of the Parallax and Moody cases results in the interest rate on the loan returning to the 7% pre-default level.  Such final resolution occurred on March 30, 2010.

 The Broadwood Note prohibits STAAR and its subsidiaries from disposing of any of its assets without prior written consent of Broadwood.  On February 23, 2010, Broadwood provided written consent to the sale of all of STAAR’s interests in Domilens.

On October 14, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for its defense of the Moody case.  On October 22, 2009 the insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for the appeal in the Parallax case.  The insurer’s agreement to defend these cases was subject to a full reservation of its rights and defenses.  STAAR received $780,000 in reimbursement payments related to the Moody in 2009, and through the date of this report has received $342,000 in 2010.   Prior to the March 31, 2010 global settlement of the Parallax and Moody cases, the availability of reimbursement for our legal fees from our insurance carrier, along with the transition of the lawsuits from trial to appeal, began to reduce our legal defense expenses significantly.  In connection with the global settlement, STAAR will voluntarily dismiss its appeals, and except for minor post-settlement matters legal expenditures related to the cases will cease.

STAAR’s need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in achieving and maintaining positive cash flow and earnings through the strategies described above under the caption “Strategy.” STAAR cannot assure that such financing will be available on acceptable terms, if at all, if the need arises.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s consolidated statement of operations for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales			Percentage Change
	January 1, 2010	January 2, 2009	December 28, 2007	2009 vs. 2008	2008 vs. 2007
Net sales	100.0%	100.0%	100.0%	0.6%	26.2%
Cost of sales	44.4%	46.4%	50.7%	(3.8)%	15.6%
Gross profit	55.6%	53.6%	49.3%	4.5%	37.0%
General and administrative	20.9%	21.0%	21.8%	(0.1)%	21.5%
Marketing and selling	32.2%	36.1%	40.0%	(10.3)%	14.0%
Research and development	7.8%	10.6%	11.3%	(25.8)%	18.3%
Other operating expenses (recovery), net	(0.3)%	13.1%	—	— *	— *
Operating loss	(5.0)%	(27.2)%	(23.8)%	(81.7)%	44.4%
Total other (expense) income, net	(1.3)%	(1.7)%	(1.7)%	(23.8)%	23.9%
Loss before income taxes	(6.3)%	(28.9)%	(25.5)%	(78.3)%	43.0%
Provision for income taxes	2.0%	2.0%	1.4%	(2.0)%	80.7%
Net loss	(8.3)%	(30.9)%	(26.9)%	(73.3)%	45.0%

*  Denotes change is greater than 100%

2009 Fiscal Year Compared to 2008 Fiscal Year

Net sales

Net product sales for 2009 were $75.3 million, a 1% increase over the $74.9 million reported for 2008. Increased sales of ICLs and IOLs were largely offset by a 15% decrease in non-lens sales. Non-lens sales decreased, as expected, as a result of the Company’s decision to deemphasize lower gross profit margin product.

International sales for 2009 were $59.3 million, up 6% from $56.0 million in 2008.  International Visian ICL sales were $17.0 million, up 19.6% over the $14.2 million reported in 2008.  The increase in sales was led by strong international sales of ICLs, primarily in Korea, China, and France. Visian ICL unit volume was up 33% while dollar sales increased by 20%.  International IOL sales were $25.2 million, up 7.6% over the $23.4 million reported in 2008.  International IOL unit volume increased by 6% while dollar sales increased by 8% despite relatively unchanged average selling price per unit (ASP).

U.S. sales for 2009 were $16.1 million, down 15% from $18.9 million in 2008.  U.S. Visian ICL sales were $5.0 million, up 2.5% over $4.9 million in 2008 mainly due to higher ASP as units were flat compared to 2008.  U.S. IOL sales were $8.7 million compared to $9.5 million in the prior year, an 8% decrease mostly due to 16% lower volumes in 2009 compared to 2008 offset by an increase in average selling prices of 9% in 2009.

Gross profit margin

Gross profit margin for 2009 was 55.6%, compared with 53.6% for 2008, which included purchase accounting charges recorded in the first quarter of 2008 of $1.5 million. A number of factors favorably impacted gross profit margin including increased mix of ICL sales, increased ASPs of US IOLs and decreased sales of low margin non-lens product sales.  The impact of these positive factors was offset by negative factors that reduced gross profit margin such as manufacturing yield issues, decreased IOL ASPs in Japan and decreased ICL ASPs in Korea, and increased cost of goods in Germany due to fluctuating exchange rates.

General and administrative

General and administrative expense in 2009 and 2008 was $15.7 million.  STAAR expects general and administrative expense to decrease by approximately $1.5 million in 2010 due to decreased legal fees as a result of the settlement of all outstanding litigation on March 30, 2010 (see “Item 3 – Legal Proceedings”).

Marketing and selling

Marketing and selling expense for 2009 was $24.2 million, a 10.4% decrease over the $27.1 million incurred in 2008 due to decreased salaries, travel, consulting fees, promotional activities and commissions in the U.S.  STAAR expects marketing and selling expenses to decrease approximately $9 million as a result of the divestiture of Domilens.

Research and development

Research and development expense for 2009 was $5.9 million, a 25.8% decrease over the $7.9 million incurred in 2008.  The decrease is due primarily to decreased salaries, consulting fees and general cost containment efforts in the U.S.  The Company expects to spend approximately 10% of sales in fiscal 2010 on its research and development activities.

Other operating expenses (recovery), net

Other operating expenses (recovery), net of $0.2 million for fiscal year 2009 include the reversal of $0.8 million in accrued judgment costs resulting from the settlement of litigation in the matters involving Scott C. Moody, Inc. and Parallax Medical Systems  (see “Item 3 – Legal Proceedings”). The reversal of accrued judgment costs were largely offset by a $0.6 million charge associated with certain patents that were determined to have shorter useful lives than originally estimated.

Income taxes

The Company recorded an income tax provision of $1.5 million for both fiscal years 2009 and 2008. The tax provision is primarily related to the Company’s current and deferred foreign taxes due to pre-tax profits generated by STAAR Surgical AG and unremitted foreign earnings due to STAAR’s intent to repatriate all of its foreign earnings.

2008 Fiscal Year Compared to 2007 Fiscal Year

Net sales

Net sales for the year ended January 2, 2009 (“fiscal 2008”) were $74.9 million, an increase of 26.2% compared with net sales for the year ended December 28, 2007 (“fiscal 2007”) of $59.4 million. Changes in currency exchange rates had a favorable $1.6 million impact on net sales for fiscal 2008.   During fiscal 2008, global sales of ICLs and TICLs grew 24.1% to $19.1 million compared with $15.4 million in fiscal 2007; global sales of IOLs increased 40.8% to $32.9 million compared with $23.4 million in fiscal 2007 as a result of the acquisition of STAAR Japan, which contributed $12.2 million in 2008 in total IOL sales.  Sales of other surgical products, generally used during cataract surgery, increased 11.1%.

U.S. net sales for fiscal 2008 decreased 4.0% to $18.9 million compared with fiscal 2007, due to a 16.0% decrease in IOL sales which was largely offset by a 17.9% increase in ICL sales and a 6.4% increase in other product sales.  Although IOL sales declined 16% for the full year, the year over year rate of decline has slowed from 26% in the fourth quarter of 2007 to 5% in the fourth quarter of 2008.

International net sales for fiscal 2008 were $56 million, an increase of 41.2% compared with fiscal 2007.  International IOL sales were $23.5 million, up 93.8%, compared with $12.1 million in 2007.  The significant increase in IOL sales is due to the acquisition of STAAR Japan at the beginning of 2008, partially offset by a decrease in IOL sales in international markets outside of Japan. During 2008, international sales of ICLs increased 26.3% to $14.2 million, compared with $11.2 million in fiscal 2007 and other surgical product sales increased 12.3% to $18.3 million, compared with $16.3 million in fiscal 2007.

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

General and administrative

General and administrative expenses for fiscal 2008 were $15.7 million, representing a 21% increase over the $13.0 million reported in fiscal 2007, entirely due to $3.7 million incurred by STAAR Japan, offset by $0.9 million reduction in the rest of the Company despite significant legal costs associated with the sales representative litigation.

Marketing and selling

Marketing and selling expenses for fiscal 2008 were $27.1 million, representing a 14% increase over the $23.7 million reported in fiscal 2007. The increase in marketing and selling expenses for fiscal 2008 was due to the $4.1 million in costs associated with STAAR Japan.  Marketing and selling expenses in the U.S. decreased $2.4 million and this decrease was partially offset by a $1.6 million increase in international expenses outside of Japan and the U.S. to support the increase in ICL sales.

Research and development

Research and development expenses, including regulatory and clinical expenses, for fiscal 2008 were $7.9 million, representing an 18% increase over the $6.7 million reported in fiscal 2007. The increase is due to the $2.2 million in costs associated with STAAR Japan, offset by a decrease of $0.9 million as a result of cost reduction measures taken in the U.S. to improve cash flows.

Other operating expenses

Other operating expenses for fiscal 2008 were $9.8 million and consisted of the following:  1) loss on settlement of pre-existing distribution arrangement in the amount of $3.9 million recorded in connection with the Company’s acquisition of STAAR Japan and represented the portion of the consideration paid by STAAR for the termination of the pre-existing distribution arrangement that was deemed unfavorable to STAAR Japan and to STAAR when compared to an at market arrangement as of the closing date of the acquisition;  2) patent impairment charges in the amount of $1.0 million which was recorded in connection with certain patents that were determined to have minimal fair value to the Company pursuant to the annual impairment review; and 3) jury verdict in favor of Parallax Medical Systems, Inc. reached subsequent to year end in the amount of $4.9 million (see “Item 3 – Legal Proceedings”).

Income taxes

The Company recorded an income tax provision of $1.5 million and $0.8 million for fiscal 2008 and 2007 respectively. The increase in the provision of $0.7 million was primarily due to increases in the Company’s current foreign tax provision of $0.9 million due to pre-tax profits generated by STAAR Surgical AG, offset by a decrease in the foreign deferred tax provision of $0.2 million.

Liquidity and Capital Resources

The Company has managed its liquidity through a series of debt and equity financing transactions and from its foreign operations, and recently, through a sale of a subsidiary.  Although the Company is now generating cash from operations and expects to continue to do so in 2010, after paying expected 2010 obligations its cash resources will continue to be limited.

The Company intends to continue to manage its liquidity through certain planned cost reduction initiatives and operational goals.  The following is a summary of significant cost reduction and other planned actions contemplated by the Company:

The Company has previously disclosed certain key metrics that it intends to continue to make its priority to achieve in the forthcoming year in order to remain a going concern.

First, the Company must continue to generate cash from operations by continuing to drive cost reduction initiatives and vigilantly manage the Company’s spending.  Although no assurances can be made, this can be achieved by continuing recent trends coupled with the expected savings in legal fees in 2010 compared to 2009, despite the sale of Domilens in March 2010.

Second, the Company has to drive overall increase in sales and improvement in the gross profit margins by increasing sales of the Visian ICL products and higher margin IOLs.  In 2009, ICL sales globally increased by 15% globally in dollars and 26% in units compared to 2008 principally from the international markets.  In February 2010, the Japanese Ministry of Health, Labor and Welfare approved the sale of the ICL in Japan.

The success of the Company and management’s plans necessarily depends on several factors and events directly outside of its control including an improvement of global economic conditions and continuation of our operations in the normal course of business in our international markets.  The Company’s plans also assume that our trade suppliers will continue to conduct business with us on terms consistent with historical practice. The suppliers may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, the Company’s need for cash would be intensified and we might be unable to make payments to our suppliers as they become due and the Company may need additional financing as necessary to continue normal operations and such financing may not be available at terms acceptable to the Company, if at all, which can jeopardize the operations of the Company.

Overview of changes in cash and cash equivalents and other working capital accounts.

Net cash provided by operations was $1.4 million in 2009 compared to net cash used in operating activities of $8.2 million and $11.2 million in fiscal 2008 and 2007, respectively. For fiscal 2009 the cash provided by operations was mainly due to lower net loss of $17 million in 2009 compared to 2008.  For fiscal 2008 and 2007 cash used in operations was the result of increased net losses, adjusted for depreciation, amortization, stock-based compensation expense, and other miscellaneous non-cash items, and net decreases in working capital.

Net cash used in investing activities was approximately $7.6 million in fiscal 2009 compared to $1.1 million cash provided by investing activities in 2008 and $4.7 million cash used in 2007.  In June 2009, STAAR posted a $7.3 million bond with the Court pending the appeal of the Parallax judgment.  The Court maintains full control of, and access to the deposit, including the ultimate disbursement of any and all amounts, plus interest.  STAAR has no access to these funds and limited information as to their investment status.  The Court will pay approximately 1% interest per annum on the deposit, which will be reinvested into the deposit account by the Court and is subject to the same restrictions as the principal amount.  STAAR has classified this restricted cash deposit and considers this deposit to be akin to a purchase of a temporary investment with the Court and any activity in this account from its inception to liquidation will be included as investing cash outflows and inflows STAAR’s consolidated statements of cash flows. Under the Stipulation for Settlement resolving the Parallax and Moody cases, STAAR will stipulate to the payment of $4.0 million from this deposit as its contribution to the settlement.  The remaining $3.4 million will be refunded to STAAR.  Other investing activities in 2009 include the purchase of property, plant and equipment of $0.6 million.  In fiscal year 2008 the net cash provided by investing was mainly due to $2.2 million of cash acquired in the STAAR Japan acquisition offset by $1.1 million of property and equipment purchases.  Included in cash used in investing activities for fiscal 2007, was the $4.0 million advance payment toward the purchase price for the 50% acquisition of Canon Staar and the acquisition of $0.7 million in property and equipment.

Net cash provided by financing activities was approximately $7.4 million, $1.0 million, and $18.7 million for fiscal 2009, 2008, and 2007, respectively.  In 2009, cash provided by financing activities resulted from the $8.5 million cash proceeds from the sale of STAAR common stock in order to fund the Parallax bond discussed above, which was offset by $1.1 million repayment of principal on capital lease obligations.  In 2008, cash provided by financing activities resulted from net proceeds of $2 million from a line of credit in Japan offset by payments made on assets under a capital lease of $1 million.  In 2007, cash provided by financing activities resulted from the receipt of net proceeds of $16.6 million from a public offering of 3.6 million shares of the Company’s common stock and $0.6 million received from the exercise of the stock options.  Additionally in 2007 the Company borrowed $9.0 million from Broadwood, of which $4 million was repaid in the second quarter and $5.0 million was intended to be used to fund the acquisition of the remaining 50% interest in the Canon joint venture and related transaction costs. In addition, the Company repaid $1.8 million outstanding on its Swiss line of credit and repaid $1 million related to the 2004 acquisition of the minority interest of our Australian subsidiary and $0.7 million in payments under capital lease lines of credit.

Accounts receivable was $9.3 million as of January 1, 2010 and $8.4 million as of January 2, 2009.  The increase in accounts receivable is due to increased sales in the international markets during fiscal 2009. Days’ Sales Outstanding (“DSO”) were 43 days in 2009 and 42 days in 2008. The Company expects to maintain DSO within a range of 40 to 45 days during the course of fiscal 2010.

Inventories at the end of fiscal 2009 and 2008 were $14.8 million and $16.7 million, respectively. Days’ inventory on hand were 110 days in 2009 and 142 days in 2008 based on finished goods inventory as of January 1, 2010 and January 2, 2009.

Credit Facilities, Contractual Obligations and Commitments

Credit Facilities

The Company has credit facilities with different lenders to support operations in the U.S. and Japan.

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”), a stockholder in the Company, pursuant to a Senior Promissory Note between the Company and Broadwood, with a scheduled maturity of December 14, 2010.  Among the events of default under the Senior Promissory Note is any judgment against the Company in excess of $500,000 that “shall remain unpaid.”  On April 2, 2009, after preliminary judgment was entered in the Parallax case, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the judgment.  In consideration of the Temporary Waiver Agreement, STAAR agreed to amend the Senior Promissory Note to grant to Broadwood a security interest in substantially all of STAAR’s assets to secure STAAR’s obligations under the original Senior Promissory Note.  To effectuate this grant of a security interest, as of April 13, 2009, the Company and Broadwood entered into an Amended and Restated Senior Secured Promissory Note (the “Note”) and Security Agreement.  All other key terms of the Note remained unchanged.  The Temporary Waiver Agreement provided that if the Company secured a stay of enforcement of judgment prior to June 23, 2009 (the expiration date of a temporary stay granted by the Court), no default was deemed to have occurred with respect to the judgment.  On June 24, 2009, following the timely posting of the deposit and satisfaction of the provisions of the Temporary Waiver, Broadwood and STAAR again amended the Note by replacing the Temporary Waiver with a provision stating that because the Company secured a stay of enforcement of judgment until the completion of the appeal by posting the required deposit with the Court, any default resulting from the Parallax judgment is deemed to be cured.

Broadwood was entitled to receive interest at the rate of 20% per annum beginning on June 23, 2009, as would have been applicable in the event a default had occurred under the original terms of the Note.  However, the terms of the Note also provided that if the Company fully satisfies the judgments and finally resolves all material litigation, which occurred on March 30, 2010, the interest rate shall be reduced to 7% per annum from the date of such final resolution.  The Note may be pre-paid by the Company at any time without penalty, with prior notice, and is not subject to covenants based on financial performance or financial condition (except for insolvency).  The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood.  Based on publicly available information, as of June 23, 2009, Broadwood beneficially owned 6,028,638 shares of the Company’s common stock comprising approximately 17.4% of the Company’s issued and outstanding common stock.

Capital Lease Agreements

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provided for purchases of up to $1,500,000 of property, plant and equipment.  Purchases under this facility are accounted for as capital leases and generally have a thirty-month to three-year term. Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed-upon fair value.  If the Company decides not to purchase the equipment, it will continue to pay monthly rent on the equipment. On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provided for additional purchases of $800,000 during 2008. The terms of this new schedule conform to the amended agreement dated October 9, 2006.  There are no borrowings available under the agreement.

Line of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.2 million based on the rate of exchange on January 1, 2010), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of January 1, 2010) plus 1.125% and terminates on April 20, 2010, but may be renewed annually.  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of January 1, 2010 and January 2, 2009, (approximately $2.2 million based on the foreign exchange rates on January 1, 2010 and January 2, 2009, respectively).  If a default occurs, the interest rate will be increased to 14% per annum.

Our limited borrowing capacity could cause a shortfall in working capital or prevent us from making expenditures to expand or enhance our business. Although we were compliant with our line of credit covenants as of January 1, 2010, a default on our line of credit could cause an immediate termination and jeopardize our ability to continue operations.

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

The Preferred Stock is redeemable by the Company at any time on or after the first anniversary of the issuance date at a price of $4.00 per share plus any accrued or declared but unpaid dividends (“Redemption Price”). The holders of the Preferred Stock have a right, exercisable at any time on or after the third anniversary (December 29, 2010) of the issuance date by a majority vote of the Preferred Stock holders with at least 30 days’ written notice, to require the Company to redeem the Preferred Stock at the Redemption Price.  If such a redemption is made, the Company would be obligated to pay the $6.8 million in cash.

The following table represents the Company’s known contractual obligations as of January 1, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Note payable	$5,000	$5,000	$—	$—	$—
Interest on note payable	988	988	—	—	—
Line of credit	2,160	2,160	—	—	—
Capital lease obligations	1,983	971	833	179	—
Operating lease obligations	9,282	2,575	3,499	3,208	—
Pension obligations	1,579	67	184	247	1,081
Open purchase orders	906	906	—	—	—
Total	$21,898	$12,667	$4,516	$3,634	$1,081

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

We believe the following represent our critical accounting policies.

•
Revenue Recognition and Accounts Receivable.   We recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectability is reasonably assured in accordance with ASC 605-10-S99 (formerly Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”).  The Company records revenue from non-consignment product sales when title and risk of ownership has been transferred, which is typically at shipping point, except for our STAAR Japan subsidiary, which is typically recognized when the product is received by the customer.  STAAR Japan does not have significant deferred revenues as delivery to the customer is generally made within the same or the next date of shipment. Our products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs may be offered to surgeons and hospitals on a consignment basis.  We maintain title and risk of loss of consigned inventory.  In accordance with ASC 605-10, we recognize revenue for consignment inventory when we are informed the IOL has been implanted and not upon shipment to the surgeon. We believe our revenue recognition policies are appropriate.

We ship ICLs only for use by surgeons who have already been certified, or for use in scheduled training surgeries.

For all sales, we are the Principal in the transaction in accordance with ASC 605-45-45 (formerly Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”) as we, among other factors, bear general inventory risk, credit risk, have latitude in establishing the sales price and bear authorized sales returns inventory risk and therefore, sales are recognized gross with corresponding cost of sales in the statement of operations instead of a single, net amount.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

We present sales tax we collect from our customers on a net basis (excluded from our revenues), a presentation which is prescribed as one of two methods available under ASC 605-45 (formerly EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).”

We generally permit returns of product if the product is returned within the time allowed by our return policies, and in good condition. We provide allowances for sales returns based on an analysis of our historical patterns of returns matched against the sales from which they originated. While such allowances have historically been within our expectations, we cannot guarantee that we will continue to experience the same return rates that we have in the past.  Measurement of such returns requires consideration of, among other factors, historical returns experience and trends, including the need to adjust for current conditions and product lines, the entry of a competitor, and judgments about the probable effects of relevant observable data. We consider all available information in our quarterly assessments of the adequacy of the allowance for sales returns.  Sales are reported net of estimated returns.  If the actual sales returns are higher or lower than estimated by management, additional reduction or increase in sales may occur.

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

•
Stock-Based Compensation.  We account for the issuance of stock options to employees and directors in accordance with ASC 718-10 (formerly SFAS No. 123R and the issuance of stock options and warrants for services from non-employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and ASC 718-10-S99 (formerly Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services,”) by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, risk-free interest rates, expected term of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions.

•
Accounting for Warrants.  We account for the issuance of Company derivative equity instruments such as the warrants, in accordance with ASC 815-40 (formerly Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We agreed to use our best efforts to register and maintain registration of the common shares underlying certain warrants (the “Warrant Shares”) that were issued by us with debt instruments, so that the warrant holder may freely sell the Warrant Shares if the warrant is exercised, and we agreed that in any event we would secure effective registration within a certain time period after issuance (typically up to five months from issuance). In addition, while the relevant warrant agreement does not require cash settlement if we do not maintain continuous registration of certain Warrant Shares, the agreement does not specifically preclude cash settlement. As a result ASC 815-40 requires us to assume that in the absence of continuous effective registration we may be required to settle some of these warrants for cash when they are exercised. Accordingly, our agreement to register and maintain registration of certain Warrant Shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. We have issued other warrants under another agreement that expressly provides that if we fail to satisfy registration requirements we will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. In this circumstance, we account for those warrants as equity because additional shares are the only form of settlement available to the holder. We use the Black-Scholes option pricing model as the valuation model to estimate the fair value of those warrants. We evaluate the balance sheet classification of the warrants during each reporting period. Expected volatilities are based on historical volatility of our stock. The expected life of the warrant is determined by the amount of time remaining on the original six-year term of the relevant warrant agreement. The risk-free rate of return for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period. Any gains or losses resulting from the changes in fair value of the warrants classified as a liability from period to period are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.

•
Income Taxes.  We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based on the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. As of January 1, 2010, the valuation allowance fully offsets the value of deferred tax assets on the Company’s balance sheet. Net increases to the valuation allowance were $3,093,000, $2,289,000 and $4,983,000 in 2009, 2008 and 2007, respectively.

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

•
Inventories.  We provide estimated inventory allowances for excess, slow moving, expiring and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. We value our inventory at the lower of cost or net realizable market values. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the expiration of products with a shelf life of less than four months, estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, we determine that our inventory was overvalued, we would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if we determine that our inventory was undervalued, cost of sales in previous periods could have been overstated and we would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. Therefore, although we make every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

•
Impairment of Long-Lived Assets.  Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. Our policy is consistent with current accounting guidance as prescribed by ASC 360-10-35 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.)

•
Goodwill.  Goodwill, which has an indefinite life, is not amortized, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios, including the use of experts.  Our policy is consistent with current accounting guidance as prescribed by ASC 350-20-35 (formerly SFAS No. 142, Goodwill and Intangible Assets. During the fourth quarter of fiscal 2009, we performed our annual impairment test and determined that our goodwill was not impaired. As of January 1, 2010, the carrying value of goodwill was $7.9 million.  On March 2, 2010, we completed the sale of all of our interests in Domilens and included in the net assets disposed was the Domilens goodwill balance of approximately $6.3 million.

•
Definite-Lived Intangible Assets.  We also have other intangible assets mainly consisting of patents and licenses, developed technologies and customer relationships, with a gross book value of $13.5 million and accumulated amortization of $9.3 million as of January 1, 2010. We capitalize the cost of acquiring patents and licenses.  We acquired certain customer relationships and developed technologies in the acquisition of our STAAR Japan subsidiary which was completed on December 29, 2007. Amortization is computed on the straight-line basis over the estimated useful lives of the assets, since the pattern in which the economic benefits realized cannot be reasonably determined, which are based on legal, contractual and other provisions, and range from 10 to 21 years for patents and licenses, 10 years for customer relationships and 3 to 10 years for developed technology.   We review intangible assets for impairment in the assessment discussed above regarding Impairment of Long-Lived Assets. Based on this assessment we determined that certain of our patents had shorter useful lives than had been originally estimated, and therefore, the carrying value of these patents was overstated by $0.6 million.  We recorded this $0.6 million charge during the fourth quarter of fiscal year ended 2009 to adjust the net book value and have included it in other operating expenses (recovery), net

•
Employee Defined Benefit Plans. We have maintained a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary.  The Company concluded that the features of the Swiss Plan conform to the features of a defined benefit plan.  As a result, we adopted the recognition and disclosure requirements of ASC 715-20-65 Transition Guidance (formerly Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”) on October 1, 2007).

In connection with our acquisition of the remaining interest in STAAR Japan, Inc., we assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan substantially covering all of the employees of STAAR Japan.  STAAR Japan adopted the recognition and disclosure requirements of ASC 715-30 on December 29, 2007, the date of the acquisition.

ASC 715-30 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. We record a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, and the expected long-term rate of asset return (based on the market-related value of assets).  The fair values of plan assets are determined based on prevailing market prices.  The amounts recorded in the financial statements pertaining to our employee defined benefit plans could vary significantly if we were to use different assumptions.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), now accounted for under ASC 820-10-35, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. ASC 820-10-35 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted ASC 820-10-35 on December 29, 2007 for the measurement of the plan assets’ fair value and disclosures relevant to our defined benefit plans which we have made pursuant to ASC 820-10-35.

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

Because after the third anniversary of issuance the Preferred Stock is redeemable at the option of the holders, which is not within our control, we have presented the Preferred Stock in the mezzanine section of the consolidated balance sheet in accordance with the provisions of ASC 210-10-S99 (formerly EITF Abstracts, Topic No. D-98 (“Topic D-98”), “Classification and Measurement of Redeemable Securities”).  Because the Preferred Stock fair value recorded on the issuance date approximates the redemption price, no further significant accretion will be required by us to redemption value and no subsequent revaluation will be necessary so long as the Preferred Stock is still considered a temporary equity instrument.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 – Generally accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted ASU 2009-01 during the quarter ended October 2, 2009.

In October 2009, the FASB issued an update to ASC 605 regarding revenue recognition. This ASU No. 2009-13 (ASU 2009-13), provides guidance on whether multiple deliverables in a revenue arrangement exist, how the arrangement should be separated, and the consideration allocated.  ASU 2009-13 eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or STAAR’s fiscal year 2011. Early adoption is permitted if the Company elects to adopt ASU No. 2009-14 concurrently.  The Company does not expect the adoption of ASU 2009-13 will be material to its consolidated financial statements.

In October 2009, the FASB issued an update to ASC 985-605. This ASU 2009-14, amends the scope of the software revenue guidance in ASC 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or STAAR’s fiscal year 2011. Early adoption is permitted if the Company elects to adopt ASU 2009-13 concurrently. The Company does not expect the adoption of ASU 2009-14 will be material to its consolidated financial statements.

In January 2010, the FASB issued an update to ASC 820.  This ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements  requires entities to disclose separately the significant transfers in and out of Levels 1 and 2 fair value measurements and describe the reasons for the transfers.  It also requires reconciliation of activity in Level 3 fair value measurements between beginning and ending balances, such as purchases, sales, issuances, and settlements on a gross basis instead of a net number.  Finally, it clarifies existing disclosures for levels of disaggregation, that is to provide fair value measurement disclosures for each class of asset and liability and to provide disclosures around the inputs used and valuation techniques to measure fair value for both recurring and non recurring fair value measurements that fall within Levels 2 or 3, which also applies to defined benefit plans and related disclosures in plan assets.  This ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (fiscal year 2010), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (fiscal year 2011), and for interim periods within those fiscal years.  The Company believes the adoption of this ASU 2010-06 will not have a material impact to its consolidated financial statements.

In February 2010, the FASB issued an update to ASC 855.  This ASU 2010-09, Subsequent Events, states that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued however is not required to disclose that date.  ASU 2010-09 is effective upon issuance and the Company has conformed its disclosure to this ASU in the accompanying financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company manages its risks based on management’s judgment of the appropriate trade-off between risk, opportunity and costs and does not generally enter into interest rate or foreign exchange rate hedge instruments.

Interest rate risk.   As of January 1, 2010, STAAR had 200 million Yen of foreign debt that bears an interest rate that is equal to at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of January 1, 2010) plus 1.125% and thus, our interest expense would fluctuate with any change in the prime interest rate.  If the Tokyo prime rate were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately 2,000,000 Japanese yen or approximately $22,000 based on the exchange rate in effect at January 1, 2010.  STAAR’s $5 million principal amount of U.S. indebtedness under the Broadwood note bears a fixed interest rate of 20% and may be prepaid without penalty which is the maximum that can be charged under the terms of the note.

Foreign currency risk.   Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results.  Approximately 53% and 54% of our net sales were denominated in foreign currencies in 2009 and 2008, respectively.  Cost of goods sold and selling, general, and administrative expenses that correspond with these sales are largely denominated in the same currency, thereby limiting our transaction risk exposure.  For the year ended January 1, 2010, our German subsidiary reported 17.5 million Euro in net sales.  A 10% increase in the foreign currency exchange rate between the U.S. dollar and the Euro would, as a result of a weakened dollar, result in an approximate $2.5 million translation gain.   A 10% decrease in the foreign currency exchange rate between the U.S. dollar and the Euro would, as a result of a stronger dollar, result in an approximate $2.5 million translation loss.  If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in local currency.

 Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as a result, our sales benefit from a weaker dollar and are reduced by a stronger dollar relative to major currencies worldwide (primarily, the Euro, Japanese Yen, Swiss Franc and Australian dollar). Of our net sales denominated in foreign currencies in 2009 and 2008, approximately 60% and 63%, respectively, were denominated in the Euro and approximately 35% and 32%, respectively, were denominated in the Japanese Yen.  Accordingly, changes in exchange rates, and particularly the strengthening of the U.S. Dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars.  Fluctuations during any given reporting period result in the re-measurement of our foreign currency denominated cash, receivables, and payables, generating currency transaction gains or losses and are reported in total other expenses in our consolidated statements of operations.  We recorded $0 and $696,000 of foreign currency transaction losses in 2009 and 2008, respectively.  As a result of the divestiture of our German subsidiary on March 2, 2010, we have significantly reduced our foreign currency risk related to the Euro.  The Company does not hedge its foreign currency exposure.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks include those set forth in “Item 1A. — Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of STAAR Surgical Company and its subsidiaries (the “Company”).  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended January 1, 2010, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2010, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 1, 2010.

BDO Seidman LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company contained in this report on Form 10-K, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting. Its report is included herein.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended January 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information in Item 10 is incorporated herein by reference to the section entitled “Proposal One — Election of Directors” contained in the proxy statement (the “Proxy Statement”) for the 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 1, 2010.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Page
(1)	Financial statements required by Item 15 of this form are filed as a separate part of this report following Part IV:
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets at January 1, 2010 and at January 2, 2009	F-4
	Consolidated Statements of Operations for the years ended January 1, 2010, January 2, 2009, and December 28, 2007	F-5
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended January 1, 2010, January 2, 2009, and December 28, 2007	F-6
	Consolidated Statements of Cash Flows for the years ended January 1, 2010, January 2, 2009, and December 28, 2007	F-7
	Notes to Consolidated Financial Statements	F-8
(2)	Schedules required by Regulation S-X are filed as an exhibit to this report:
	I. Independent Registered Public Accounting Firm Report on Schedule	F-45
	II. Schedule II — Valuation and Qualifying Accounts and Reserves	F-46

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and the notes thereto.

(3)  Exhibits

3.1	Certificate of Incorporation, as amended to date(1)
3.2	By-laws, as amended to date(2)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (1)
†4.2	1991 Stock Option Plan of STAAR Surgical Company(3)
†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(4)
4.4	Form of Certificate for Common Stock, par value $0.01 per share(5)
†4.5	2003 Omnibus Equity Incentive Plan, as Amended, and form of Option Grant and Stock Option Agreement(6)
10.3	Indenture of Lease dated September 1, 1993, by and between the Company and FKT Associates and First through Third Additions Thereto(7)
10.4	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates(7)
10.5	Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates(8)
10.6	Fourth Amendment to Indenture of Lease dated September 30, 2006, by and between the Company and FKT Associates(1)
10.7	Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto(9)
10.8	Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(8)
10.9	Seventh Lease Addition to Indenture of Lease dated September 30, 2006, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(1)
10.10	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC(8)
10.11	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)
10.12	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)
10.13	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(10)
10.14	Commercial Lease Agreement dated November 29, 2000, between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG(10)

10.15	Patent License Agreement, dated May 24, 1995, with Eye Microsurgery Intersectoral Research and Technology Complex(11)
10.16	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(12)
†10.23	Stock Option Plan and Agreement for Chief Executive Officer dated November 13, 2001, between the Company and David Bailey(13)
†10.24	Stock Option Certificate dated August 9, 2001, between the Company and David Bailey(10)
†10.25	Stock Option Certificate dated January 2, 2002, between the Company and David Bailey(10)
†10.27	Amended and Restated Stock Option Certificate dated February 13, 2003, between the Company and David Bailey(10)
†10.42	Form of Indemnification Agreement between the Company and certain officers and directors(10)
†10.47	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited CAN 006 391 928 and Philip Butler Stoney(11)
†10.48	Employment Agreement dated May 5, 2004, between the ConceptVision Australia Pty Limited CAN 006 391 928 and Robert William Mitchell(11)
10.58	Loan Agreement between Deutsche Postbank AG and Domilens GmbH dated August 30, 2005(12)
10.59	Standard Industrial/Commercial Multi Tenant Lease — Gross dated October 6, 2005, entered into between the Company and Z & M LLC(12)
10.61	Addendum No. 1 to Commercial Leases between Domilens GmbH and DePfa Deutsche Pfandbriefbank AG related to Domilens headquarters facilities, dated as of December 13, 2005. (13)
10.63	Promissory Note between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007. (14)
10.64	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007. (14)
10.65	Share Purchase Agreement dated October 25, 2007 by and between Canon Marketing Japan Inc. and Canon Inc. as Sellers and STAAR Surgical Company as Buyer. (15)
†10.66	Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated as of November 27, 2007. (16)
†10.67	Executive Employment Agreement by and between the Company and David Bailey, dated as of November 27, 2007.(16)
10.68	Senior Promissory Note between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007. (17)
10.69	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007.(17)
†10.70	Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 31, 2008.(6)
10.71	Temporary Waiver Agreement, dated April 2, 2009, by and between Broadwood Partners, L.P. and the Company.(18)
10.72	Amended and Restated Senior Secured Promissory Note between the Company and Broadwood Partners, L.P., dated April 13, 2009.(19)
10.73	Security Agreement by and between the Company and Broadwood Partners, L.P., dated April 13, 2009.(20)
10.74	Stock Purchase Agreement.(20)
10.75	Amendment Agreement between the Company and Broadwood Partners L.P., dated June 24, 2009.(20)
†10.76	Employment Agreement effective November 22, 2002 by and between the Company and Deborah Andrews.(21)
†10.77	Letter of the Company dated April 11, 2007 to Deborah Andrews, Vice President and Chief Financial Officer, regarding compensation.(21)
†10.78	Service Agreement, dated October 4, 2007, by and between the Company and Dr. Reinhard Pichl.(21)
†10.79	Employment Agreement, dated December 16, 2004, by and between the Company and Hans Blickensdoerfer.(21)
10.80	Credit Agreement between STAAR Japan Inc. with Mizuho Bank Inc., dated October 31, 2007.(21)
10.81	Amended Credit Agreement between STAAR Japan, Inc. and Mizuho Bank Ltd., dated June 30, 2009.(21)
10.82	Basic Agreement on Unsterilized Intraocular Lens Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.*
10.83	Basic Agreement on Injector Product Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.*
10.84	Memorandum of Understanding Concerning Basic Agreements for Purchase and Sale between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.*
10.85	Acrylic Preset Supply Warranty Agreement between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.*
14.1	Code of Ethics(10)
21.1	List of Significant Subsidiaries*
23.1	Consent of BDO Seidman, LLP*
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
†	Management contract or compensatory plan or arrangement
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28, 2007, as filed on March 12, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed on May 23, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed on March 11, 1994.
(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed on May 1, 1998.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed on April 18, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2000, as filed on March 29, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004, as filed on March 30, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report, for the period ended April 2, 2004, as filed on May 12, 2004.
(12)	Incorporated by reference to the Company’s Quarterly Report for the period ended September 30, 2005, as filed on November 9, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report for the period ended March 31, 2006, as filed on May 10, 2006.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2007.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2007.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2009, as filed on April 2, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2009.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 25, 2009.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: April 1, 2010	By:	/s/ Barry G. Caldwell
Barry G. Caldwell
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry G. Caldwell Barry G. Caldwell	President, Chief Executive Officer and Director (principal executive officer)	April 1, 2010

/s/ Deborah Andrews Deborah Andrews	Chief Financial Officer (principal accounting and financial officer)	April 1, 2010

/s/ Don Bailey Don Bailey	Chairman of the Board, Director	April 1, 2010

/s/ David Bailey David Bailey	Director, President, International Operations	April 1, 2010

/s/ Donald Duffy Donald Duffy	Director	April 1, 2010

/s/ John C. Moore John C. Moore	Director	April 1, 2010

/s/ David Morrison David Morrison	Director	April 1, 2010

/s/ Richard (Randy) A. Meier Richard (Randy) A. Meier	Director	April 1, 2010

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 1, 2010,
January 2, 2009 and December 28, 2007

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets at January 1, 2010 and at January 2, 2009	F-4

Consolidated Statements of Operations for the years ended January 1, 2010, January 2, 2009, and December 28, 2007	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended January 1, 2010, January 2, 2009, and December 28, 2007	F-6

Consolidated Statements of Cash Flows for the years ended January 1, 2010, January 2, 2009, and December 28, 2007	F-7

Notes to Consolidated Financial Statements	F-8

Report on Schedule II – Valuation and Qualifying Accounts and Reserves	F-46

STAAR SURGICAL COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
STAAR Surgical Company
Monrovia, CA

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and Subsidiaries (“the Company”) as of January 1, 2010 and January 2, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended January 1, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company and Subsidiaries as of January 1, 2010 and January 2, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2010, in conformity with accounting principles generally accepted in the United States of America.

As more fully disclosed in Note 1 to the consolidated financial statements, effective December 30, 2006, the Company adopted  the provisions of Financial Accounting Standards Board Accounting Standards Codification 715-20-65 Compensation – Retirement Benefits, Defined Benefit Plans – General, Transition (formerly Statement of  Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 1, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California
April 1, 2010

STAAR SURGICAL COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
STAAR Surgical Company
Monrovia, CA

We have audited STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). STAAR Surgical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, STAAR Surgical Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STAAR Surgical Company as of January 1, 2010 and January 2, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended January 1, 2010 and our report dated April 1, 2010 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Los Angeles, California
April 1, 2010

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 1, 2010 and January 2, 2009

	2009	2008
	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,330	$4,992
Restricted cash and short-term investments	7,396	179
Accounts receivable trade, net	9,269	8,422
Inventories, net	14,820	16,668
Prepaids, deposits and other current assets	2,591	2,009
Total current assets	40,406	32,270
Property, plant and equipment, net	5,005	5,974
Intangible assets, net	4,148	5,611
Goodwill	7,879	7,538
Deferred income taxes	104	—
Other assets	1,139	1,189
Total assets	$58,681	$52,582
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,160	$2,200
Accounts payable	7,416	6,626
Deferred income taxes	360	282
Obligations under capital leases	795	989
Accrued legal judgments	4,000	4,900
Note payable, net of discount	4,503	—
Other current liabilities	7,706	6,466
Total current liabilities	26,940	21,463
Note payable, net of discount	—	4,414
Obligations under capital leases	1,098	1,335
Deferred income taxes	653	897
Other long-term liabilities	2,136	1,678
Total liabilities	30,827	29,787
Commitments, contingencies and subsequent events (Notes 9, 14 and 19)
Series A redeemable convertible preferred stock $0.01 par value; 10,000 shares authorized; 1,700 shares issued and outstanding at both January 1, 2010 and January 2, 2009. Liquidation value $6,800.	6,784	6,768
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; issued and outstanding 34,747 and 29,503 shares at January 1, 2010 and January 2, 2009, respectively	348	295
Additional paid-in capital	149,559	138,811
Accumulated other comprehensive income	3,254	2,812
Accumulated deficit	(132,091)	(125,891)
Total stockholders’ equity	21,070	16,027
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$58,681	$52,582

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 1, 2010, January 2, 2009 and December 28, 2007

	2009	2008	2007
	(In thousands,
	except per share amounts)
Net sales	$75,345	$74,894	$59,363
Cost of sales	33,452	34,787	30,097
Gross profit	41,893	40,107	29,266
Selling, general and administrative expenses:
General and administrative	15,710	15,730	12,951
Marketing and selling	24,257	27,053	23,723
Research and development	5,893	7,938	6,711
Other operating expenses (recovery), net (Notes 7, 14 and 19)	(238)	9,773	—
Total selling, general and administrative expenses	45,622	60,494	43,385
Operating loss	(3,729)	(20,387)	(14,119)
Other (expense) income:
Equity in operations of joint venture	—	—	(280)
Interest income	60	160	336
Interest expense	(1,329)	(901)	(486)
Loss on foreign currency transactions	—	(696)	(295)
Other (expense) income, net	290	152	(312)
Total other expenses	(979)	(1,285)	(1,037)
Loss before provision for income taxes	(4,708)	(21,672)	(15,156)
Provision for income taxes	1,492	1,523	843
Net loss	$(6,200)	$(23,195)	$(15,999)
Loss per share:
Basic and diluted	$(0.19)	$(0.79)	$(0.57)
Weighted average shares outstanding
Basic and diluted	32,498	29,474	28,121

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Years Ended January 1, 2010, January 2, 2009, and December 28, 2007

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, at December 29, 2006	25,618	$256	$117,312	$889	$(86,697)	$31,760
Net loss	—	—	—	—	(15,999)	(15,999)
Foreign currency translation adjustment	—	—	—	1,033	—	1,033
Adoption of ASC 715-20-65	—	—	—	(371)	—	(371)
Total comprehensive loss						(15,337)
Common stock issued upon exercise of options	163	2	582	—	—	584
Restricted stock cancelled	(9)	—	—	—	—	—
Issuance of warrant - Broadwood	—	—	842	—	—	842
Common stock issued as payment for services	47	—	125	—	—	125
Net proceeds from public offering	3,600	36	16,577	—	—	16,613
Stock-based compensation	—	—	1,637	—	—	1,637
Restricted stock grants	69	1	—	—	—	1
Balance, at December 28, 2007	29,488	295	137,075	1,551	(102,696)	36,225
Net loss	—	—	—	—	(23,195)	(23,195)
Foreign currency translation adjustment	—	—	—	1,303	—	1,303
Pension liability adjustment, net of tax	—	—	—	(42)	—	(42)
Total comprehensive loss						(21,934)
Common stock issued upon exercise of options	10	—	39	—	—	39
Stock-based compensation	—	—	1,712	—	—	1,712
Restricted stock cancelled	(2)	—	—	—	—	—
Preferred stock accretion	—	—	(16)	—	—	(16)
Unvested restricted stock	(17)	—	—	—	—	—
Restricted stock grants	24	—	1	—	—	1
Balance, at January 2, 2009	29,503	295	138,811	2,812	(125,891)	16,027
Net loss	—	—	—	—	(6,200)	(6,200)
Foreign currency translation adjustment	—	—	—	578	—	578
Pension liability adjustment, net of tax	—	—	—	(136)	—	(136)
Total comprehensive loss						(5,758)
Common stock issued upon exercise of options	—	—	1	—	—	1
Net proceeds from public offering	4,555	46	8,456	—	—	8,502
Stock-based compensation	312	3	1,572	—	—	1,575
Stock issued in lieu of vacation	6	1	23	—	—	24
Preferred stock accretion	—	—	(16)	—	—	(16)
Warrants issued to Broadwood	—	—	290	—	—	290
Common stock issued as payment for services	247	2	422	—	—	424
Vested restricted stock grants	124	1	—	—	—	1
Balance, at January 1, 2010	34,747	$348	$149,559	$3,254	$(132,091)	$21,070

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 1, 2010, January 2, 2009 and December 28, 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,200)	$(23,195)	$(15,999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,341	2,797	2,001
Amortization of intangibles	1,402	843	481
Impairment loss on patents	—	1,023	—
Amortization of discount	379	248	26
Deferred income taxes	246	238	493
Loss on extinguishment of debt	—	—	215
Fair value adjustment of warrant	40	(7)	(182)
Change in net pension liability	206	72	179
Loss on disposal of property and equipment	174	48	307
Equity in operations of joint venture	—	—	280
Stock-based compensation expense	1,457	1,513	1,456
Common stock issued for services	—	—	125
Loss on settlement of pre-existing distribution arrangement	—	3,850	—
Other	191	151	32
Changes in working capital, net of business acquisition:
Accounts receivable, net	(944)	(891)	(210)
Inventories	1,587	1,125	861
Prepaids, deposits and other current assets	(97)	708	330
Accounts payable	1,116	(1,870)	(637)
Other current liabilities	(471)	5,119	(942)
Net cash provided by (used in) operating activities	1,427	(8,228)	(11,184)
Cash flows from investing activities:
Acquisition of property and equipment	(586)	(1,092)	(691)
Advance payment on acquisition of Canon Staar Joint Venture	—	—	(4,000)
Deferred acquisition costs of Canon Staar	—	—	(197)
Cash acquired in acquisition of Canon Staar, net of acquisition costs	—	2,215	—
Proceeds from the sale of property and equipment	205	167	72
Dividends received from joint venture	—	—	117
Net change in other assets	(10)	43	24
Purchase of short-term investments	(24)	(212)	—
Sale of short-term investments	198	—	—
Restricted cash, including reinvested interest	(7,396)	—	—
Net cash provided by (used in) investing activities	(7,613)	1,121	(4,675)
Cash flows from financing activities:
Borrowings under notes payable	—	—	9,000
Repayment of notes payable	—	—	(4,000)
Repayment of note issued in connection with purchase of minority interest in subsidiary	—	—	(972)
Borrowings under lines of credit	642	3,880	1,812
Repayment of lines of credit	(642)	(1,940)	(3,610)
Repayment of capital lease lines of credit	(1,147)	(983)	(692)
Proceeds from the exercise of stock options	1	40	584
Net proceeds from public and private sale of equity securities	8,502	—	16,613
Net cash provided by financing activities	7,356	997	18,735
Effect of exchange rate changes on cash and cash equivalents	168	207	261
Increase (decrease) in cash and cash equivalents	1,338	(5,903)	3,137
Cash and cash equivalents, at beginning of year	4,992	10,895	7,758
Cash and cash equivalents, at end of year	$6,330	$4,992	$10,895

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 1, 2010 and January 2, 2009

Note 1 — Significant Accounting Policies

Organization and Description of Business

STAAR Surgical Company and subsidiaries (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of its developing, producing, and marketing intraocular lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. Principal products are IOLs and ICLs.  IOLs are prosthetic intraocular lenses used to restore vision that has been adversely affected by cataracts, and include the Company’s lines of silicone and Collamer IOLs and the Preloaded Injector (a silicone or acrylic IOL preloaded into a single-use disposable injector).  ICLs, consisting of the Company’s Visian ICL and TICL, are intraocular lenses used to correct refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism.  The Company also sells other instruments, devices and equipment that are manufactured either by the Company or by others in the ophthalmic products industry.

As of January 1, 2010, the Company’s significant subsidiaries consisted of STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide including the ICL; Domilens GmbH (“Domilens”), an indirect wholly owned subsidiary, which distributes both STAAR products and products from other ophthalmic manufacturers in Germany (sold on March 2, 2010 as discussed in Note 19); STAAR Japan, a wholly owned subsidiary acquired in fiscal year 2008, that designs, manufactures and sells IOLs and injector systems which are sold as integrated preloaded Injectors (See Note 2).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  The fiscal 2009 financial statements are based on a 52-week period.

Foreign Currency

The functional currency of the Company and its subsidiaries is the local currency, except for the Company’s Swiss subsidiary which uses the U.S. dollar. In accordance with ASC 830-20 and 830-30, “Foreign Currency Matters – “Foreign Currency Transactions” and “Translation of Financial Statements” (formerly SFAS No. 52, Foreign Currency Translation), assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income.  During 2009, 2008 and 2007, the net foreign translation gains were $578,000, $1,303,000 and $1,033,000 respectively; during 2009 net foreign currency transaction gains were inconsequential; during 2008 and 2007, net foreign currency transaction losses, included in the consolidated statements of operations under other (expense) income were ($696,000) and ($295,000) respectively.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectability is reasonably assured in accordance with ASC 605-10-S99, “Revenue Recognition” (formerly under Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”).  The Company records revenue from non-consignment product sales when title and risk of ownership has been transferred, which is typically at shipping point, except for the STAAR Japan subsidiary, which is typically recognized when the product is received by the customer.  STAAR Japan does not have significant deferred revenues as of year ended January 1, 2010 as delivery to the customer is generally made within the same or the next date of shipment.

The Company’s products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs may be offered to surgeons and hospitals on a consignment basis.  The Company maintains title and risk of loss of consigned inventory.  In accordance with ASC 605-10-S99, the Company recognizes revenue for consignment inventory when the Company is notified that the IOL has been implanted and not upon shipment to the surgeon.

ICLs are sold only to certified surgeons who have completed requisite training or for use in scheduled training surgeries. As a result, STAAR substantively reduces the risk that the revenue it recognizes on shipment of ICLs would need to be reversed because of a surgeon’s failure to qualify for its use.

For all sales, the Company is considered the Principal in the transaction in accordance with ASC 605-10 and ASC 605-45-45, “Principal Agent Considerations” (formerly Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”) as the Company, among other factors, bears general inventory risk, credit risk, has latitude in establishing the sales price and bears authorized sales returns inventory risk and therefore, sales are recognized gross with a corresponding cost of sales in the statement of operations instead of a single, net amount.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company presents sales tax it collects from its customers on a net basis (excluded from revenues), a presentation which is prescribed as one of two methods available under ASC 605-45-50 (formerly EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).”

The Company has ongoing programs that, under specified conditions, allow customers to return products and, in accordance with ASC 605-15-25 (formerly SFAS No. 48, Revenue Recognition When Right of Return Exists), the Company records an allowance for estimated returns at the time revenue is recognized. The Company’s allowance for estimated returns considers historical trends and experience, the impact of new product launches, the entry of a competitor, availability of timely and pertinent information and the various terms and arrangements offered, including sales with extended credit terms.  Sales are reported net of estimated returns.  If the actual sales returns are higher or lower than estimated by management, additional reduction or increase in sales may occur.

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment history and credit worthiness, as determined by the Company’s review of its customers’ current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts based upon its historical experience and any specific customer collection issues that have been identified.  Amounts determined to be uncollectible are written off against the allowance for doubtful accounts.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. For example, estimates are used in determining valuation allowances for uncollectible trade receivables, obsolete and excess inventory, deferred income taxes and tax reserves. Estimates are also used in the evaluation of asset impairment, in determining the useful life of depreciable and definite-lived intangible assets, and in the variables used to calculate stock-based compensation. Actual results could differ materially from those estimates.

Segment Reporting

The Company reports segment information in accordance with ASC 280-10, “Segment Reporting” (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under ASC 280-10 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. The Company’s principal products, which are IOLs, ICLs and other surgical products, all fall within the ophthalmic surgery market and, accordingly, the Company operates as one business segment (see Note 18).

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

Restricted Cash and Short-Term Investments

On June 22, 2009, the Company posted a $7.3 million deposit (150% of the Parallax judgment amount) with the Superior Court of California, County of Orange (the “Court”) (see Notes 14 and 19).  The Court maintains full control of, and access to the deposit, including the ultimate disbursement of any and all amounts, plus interest.  The Company has no access to these funds and limited information as to their investment status.  The Court will pay approximately 1% interest per annum on the deposit, which will be reinvested into the deposit account by the Court and is subject to the same restrictions as the principal amount.  The Company has classified this restricted cash deposit as a current asset commensurate with the Parallax judgment being included in current liabilities.  As fully discussed in Note 19, on March 30, 2010 the Company settled both the Parallax and Moody outstanding lawsuits.  In exchange for complete mutual releases, the settlement provides for payment by STAAR of $4.0 million from the restricted deposit as its contribution to the global settlement.  The approximate $3.4 million balance, including interest, will be returned to STAAR. The Company considers this deposit to be akin to a purchase of a temporary investment with the Court and any activity in this account from its inception to liquidation will be included as investing cash outflows and inflows in the Company’s consolidated statements of cash flows.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Short-term investments at January 2, 2009 consisted of an original maturity four-month Certificate of Deposit at 7.5% held by our subsidiary in Australia, which matured in February 2009.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. One foreign customer accounted for approximately 16% of the Company’s consolidated trade receivables balance as of January 1, 2010.  Two foreign customers, in the aggregate, accounted for just over 10% of consolidated net sales in fiscal year 2009.  Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Fair Value of Financial Instruments

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments.

Inventories, Net

Inventories, net are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include the costs of raw material, labor, and manufacturing overhead, work in process and finished goods. The Company provides estimated inventory allowances for excess, expiring, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value to properly reflect inventory at the lower of cost or market.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company accounts for goodwill in accordance with ASC 805-30-25, “Business Combinations, Goodwill Recognition” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,”) and ASC 350-20, “Intangibles – Goodwill” (formerly No. 142, “Goodwill and Other Intangible Assets.”)

Goodwill, which has an indefinite life, is not amortized but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by ASC 350-20-35, the Company has determined that its reporting units have similar economic characteristics and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing.

Factors whose occurrence may indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, the Company would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios.

During the fourth quarter of fiscal 2009, the Company performed its annual impairment test using the methodology prescribed by ASC 350-20-35 and determined that its goodwill was not impaired.  As of January 1, 2010, the carrying value of goodwill was $7.9 million.  The change in the carrying value of goodwill as of January 1, 2010 compared to the balance in the prior year is due to the effect of foreign currency translation As fully discussed in Note 19 the Company sold all of its interests in Domilens on March 2, 2010 which included approximately $6.3 million of goodwill as part of the net assets sold.

The Company also has other intangible assets consisting of various patents and licenses, customer relationships and developed technologies. Amortization is computed on a straight-line basis over the estimated useful lives, since the pattern in which the economic benefits realized cannot be reasonably determined, which are based on legal and contractual provisions. During the Company’s overall impairment review of intangible assets, it was determined that certain patents had shorter useful lives than originally estimated (see Note 7). In fiscal year 2008, certain patents were deemed to be impaired and the Company recorded an impairment loss of $1,023,000 for the fourth quarter and year ended January 2, 2009 included in other operating expenses (recovery), net.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-35 (formerly SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”), intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long-lived assets was conducted as of January 1, 2010 and no impairment was identified.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and credit carryforwards in accordance with ASC 740-10 (formerly SFAS No. 109 “Accounting for Income Taxes”). A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

Effective December 30, 2006, the Company adopted ASC 740-10-25-6 (formerly Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards No. 109).  There was no impact to the financial statements upon adoption.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company classifies any interest and penalties related to income taxes assessed by a jurisdiction as part of income tax expense.  The Company did not incur significant interest and penalties during 2009.

Basic and Diluted Loss Per Share

The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted number of shares outstanding. As the Company was in a net loss position, potential common shares of 6.7 million, 6.0 million, and 3.6 million for the fiscal years ended January 1, 2010, January 2, 2009, and December 28, 2007, respectively, were excluded from the computation as the shares would have had an anti-dilutive effect.

Employee Defined Benefit Plans

The Company maintains a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary.  The Swiss Plan conforms to the features of a defined benefit plan.  The Company adopted the recognition and disclosure requirements of ASC 715-20-65 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”) on October 1, 2007.

In connection with the Company’s acquisition of the remaining interest in STAAR Japan, Inc., STAAR assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan substantially covering all of the employees of STAAR Japan.  STAAR Japan adopted the recognition and disclosure requirements of ASC 715-30 on December 29, 2007.

ASC 715-30 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return (for Swiss Plan only) (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices (see Note 12).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Based Compensation

The Company has adopted ASC 718-10, “Stock Compensation” (previously accounted for under SFAS No. 123 (revised) “Share Based Payment”, (“SFAS 123R”) effective December 31, 2005). Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years.  In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of ASC 718 and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of ASC 718 (see Note 13).

The Company also issues Restricted Stock, which are unvested shares issued at fair market value on the date of grant. They typically vest over a service period ranging between one and four years, and are subject to forfeiture until vested or the service period is achieved and the restriction is lapsed or terminated.  The stock compensation expense is generally recognized by the Company as the stock vests, based on the fair value of the stock on the vesting date and the vested number of shares less any amounts paid for the stock which is typically the par value of the shares.

The Company accounts for options granted to persons other than employees and directors under 718-10-S99 (formerly EITF No. 98-16, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services.) As such, the fair value of such options is periodically remeasured using the Black-Scholes option-pricing model and income or expense is recognized over the vesting period.

Accounting for Warrants

The Company accounts for the issuance of Company derivative equity instruments in accordance with ASC 815-40 (formerly Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The Company has agreed to use its best efforts to register and maintain registration of the common shares underlying certain warrants (the “Warrant Shares”) that were issued by the Company with debt instruments, so that the warrant holder may freely sell the Warrant Shares if the warrant is exercised, and the Company agreed that in any event it would secure and maintain effective registration within four months of issuance.  In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to register and maintain registration of the Warrant Shares, it does not specifically preclude cash settlement. As a result ASC 815-40 requires the Company to assume that in the absence of continuous effective registration it may be required to settle the these warrants for cash when they are exercised.  Accordingly, the Company’s agreement to register and maintain registration of the Warrant Shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. Included in other long-term liabilities with a fair value of $101,000 and $61,000 as of January 1, 2010 and January 2, 2009, respectively, are 70,000 warrants issued in March 2007 to Broadwood in connection with a loan which has since been repaid.  The Company has issued other warrants under an agreement that expressly provides that if the Company fails to satisfy continuous registration requirements the Company will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. The Company accounts for those warrants as equity because additional shares are the only form of settlement available to the holder. The Company uses the Black-Scholes option pricing model as the valuation model to estimate the fair value of those warrants.  The Company evaluates the balance sheet classification of the warrants during each reporting period.  Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the relevant warrant agreement. The risk-free rate of return for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period. Any gains or losses resulting from the changes in fair value of the warrants classified as a liability from period to period are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

liability from period to period are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.

Comprehensive Loss

The Company presents comprehensive losses in its Consolidated Statement of Changes in Stockholders’ Equity in accordance with ASC 220-10 (formerly SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 – Generally accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted ASU 2009-01 during the quarter ended October 2, 2009.

In October 2009, the FASB issued an update to ASC 605 regarding revenue recognition. This ASU No. 2009-13 (ASU 2009-13), provides guidance on whether multiple deliverables in a revenue arrangement exist, how the arrangement should be separated, and the consideration allocated.  ASU 2009-13 eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or STAAR’s fiscal year 2011. Early adoption is permitted if the Company elects to adopt ASU No. 2009-14 concurrently.  The Company does not expect the adoption of ASU 2009-13 will be material to its consolidated financial statements.

In October 2009, the FASB issued an update to ASC 985-605. This update, ASU 2009-14, amends the scope of the software revenue guidance in ASC 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or STAAR’s fiscal year 2011. Early adoption is permitted if the Company elects to adopt ASU 2009-13 concurrently. The Company believes the adoption of ASU 2009-14 will not be material to its consolidated financial statements.

In January 2010, the FASB issued an update to ASC 820.  This ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements requires entities to disclose separately the significant transfers in and out of Levels 1 and 2 fair value measurements and describe the reasons for the transfers.  It also requires reconciliation of activity in Level 3 fair value measurements between beginning and ending balances, such as purchases, sales, issuances, and settlements on a gross basis instead of a net number.  Finally, it clarifies existing disclosures for levels of disaggregation, that is to provide fair value measurement disclosures for each class of asset and liability and to provide disclosures around the inputs used and valuation techniques to measure fair value for both recurring and non-recurring fair value measurements that fall within Levels 2 or 3, which also applies to defined benefit plans and related disclosures in plan assets.  This ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (fiscal year 2010), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (fiscal year 2011), and for interim periods within those fiscal years.  The Company believes the adoption of this ASU 2010-06 will not have a material impact to its consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2010, the FASB issued an update to ASC 855.  This update, ASU 2010-09, Subsequent Events, requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued however is not required to disclose that date.  ASU 2010-09 is effective upon issuance and the Company has conformed it’s disclosure to this ASU 2010-09 in the accompanying financial statements.

Prior Year Reclassifications

Certain reclassifications have been made to the prior financial statement information to conform with current presentation.

Note 2 — Acquisition of STAAR Japan

On December 29, 2007 (the “Closing Date”), during STAAR’s 2008 fiscal year, STAAR acquired the remaining 50% of the shares of Canon Staar Co., Inc. (“Canon Staar”) that had been owned previously by Canon Inc. and Canon Marketing Japan Inc. (“Canon Marketing” and, collectively with Canon Inc., the “Canon companies”).  In the transaction (the “Acquisition”), STAAR obtained 100% ownership of Canon Staar, which was renamed STAAR Japan, Inc. (“STAAR Japan”) as of the acquisition date.  Prior to the Acquisition, Canon Staar was a joint venture owned 50% by STAAR and 50% by the Canon companies and operating under a Joint Venture Agreement since 1988. STAAR accounted for its investment in Canon Staar as an equity method investor.  As of the closing date of the Acquisition, STAAR Japan became a wholly owned subsidiary of STAAR, and its financial information was included in STAAR’s consolidated financial statements as of that date.  The functional currency of STAAR Japan is the local currency, the Japanese yen.  In accordance with ASC 830-10, for purposes of consolidation with the Company, assets and liabilities of STAAR Japan have been translated at rates of exchange in effect at the end of the period, except for the acquisition date translation of the assets acquired and liabilities assumed, which were translated using the exchange rate in effect at the closing date of the Acquisition.  Sales and expenses of STAAR Japan were translated at the weighted average of exchange rates in effect during the year ended January 1, 2010.  The resulting translation gains and losses are included in accumulated other comprehensive income on the consolidated balance sheets as of January 1, 2010.

STAAR Japan’s business consists of designing, manufacturing and selling IOLs and injector systems, all of which are sold as integrated Preloaded Injectors.  Following its approval by the Japanese Ministry of Health, Labor and Welfare on February 2, 2010, STAAR Japan also began marketing and distributing the Visian ICL in Japan.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Acquisition was accounted for as a “step-acquisition” under ASC 805-10-65-1 (formerly EITF Abstracts, Topic No. D-84, “Accounting for Subsequent Investments in an Investee After Suspension of Equity Method Loss Recognition When an Investor Increases Its Ownership Interest from Significant Influence to Control through a Market Purchase of Voting Securities” (Topic No. D-84) and the provisions of 805-10 (formerly SFAS No. 141, “Business Combinations”).  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on December 29, 2007 (in thousands):

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

Among the assets of Canon Staar acquired in the Acquisition was cash in the amount of approximately $3 million, which was reduced by $803,000 in transaction costs paid during fiscal 2009. The remaining $2.2 million of net cash obtained in the acquisition is included in STAAR’s consolidated statements of cash flows under investing activities for the year ended January 2, 2009.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Acquisition, STAAR also assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan covering substantially all of the permanent, full-time employees of STAAR Japan (see Note 12).  Other liabilities assumed by STAAR in the Acquisition mainly consisted of current trade payables and accrued liabilities and estimated deferred tax liabilities, representing the differences between the assigned values and the tax bases of the assets and liabilities recognized in the Acquisition (see Note 11).

In connection with the Acquisition, the material terms of the Joint Venture Agreement and other documents governing the joint venture were terminated.  This included the termination of the pre-existing distribution arrangement of Canon Staar under which Canon Marketing had the exclusive right to distribute Canon Staar’s products in Japan prior to the Acquisition.  Under the provisions of EITF Abstracts Issue No. 04-1 (EITF 04-1), “Accounting for Preexisting Relationships between the Parties to a Business Combination,” (previously nullified by ASC 805) in a business combination between two parties that had a pre-existing relationship, that relationship should be evaluated to determine whether a settlement of that relationship exists.  Any such settlement requires accounting separate from the business combination.  As a result of such an assessment under ASC 805, STAAR Japan recorded an approximate $3.9 million loss at the close of the Acquisition, which is included in operating loss of STAAR’s consolidated statements of operations for the year ended January 2, 2009.  This loss represents the portion of the consideration paid by STAAR for the Acquisition that was deemed to represent the settlement amount of the pre-existing relationship between Canon Staar and the Canon companies, in particular for the termination of the distribution arrangement that, when compared to a comparable at-market arrangement as of the closing date, was deemed unfavorable to STAAR.  The amount of the loss was determined using the discounted incremental cash flows income method from the distribution arrangement and a discount rate of 12%.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At the close of the Acquisition, the Canon companies and STAAR entered into a Current Employees Secondment Agreement under which Canon Marketing agreed for a term of two years to lease certain employees who had served as officers of Canon Staar to STAAR Japan to serve in the same capacities after the acquisition.  STAAR Japan is required to make monthly payments to Canon Marketing for the services provided by the seconded employees in an amount equal to the costs of the employees’ salaries and benefits (“fee”) as calculated by Canon Marketing, however, the fee may not exceed, as amended, 52 million Japanese Yen (approximately $572,000 based on the rate of exchange on January 2, 2009) per annum in the aggregate. Similarly, Canon Marketing and STAAR entered into a New Employees Secondment Agreement under which Canon Marketing agreed for a term of one year to lease to STAAR Japan certain employees who previously conducted the IOL distribution business of Canon Marketing. STAAR Japan was required to make monthly payments to the Canon companies for the services provided by the seconded employees in an amount equal to the costs of the employees’ salaries and benefits as calculated by Canon Marketing.  The fees paid to the Canon companies were approximately $1.8 million based on the average rate of exchange during the year ended January 2, 2009.  As of December 31, 2008 this Secondment Agreement expired and the sales staff covered under this agreement returned back to Canon Marketing.

Note 3 — Accounts Receivable — Trade, Net

Accounts receivable – trade, net consisted of the following at January 1, 2010 and January 2, 2009 (in thousands):

	2009	2008
Domestic	$1,680	$1,702
Foreign	8,921	7,566
	10,601	9,268
Less allowance for doubtful accounts and sales returns	1,332	846
	$9,269	$8,422

Note 4 — Inventories, Net

Inventories, net consisted of the following at January 1, 2010 and January 2, 2009 (in thousands):

	2009	2008
Raw materials and purchased parts	$1,846	$1,531
Work in process	2,480	3,066
Finished goods	11,736	13,510
	16,062	18,107
Inventory reserves	(1,242)	(1,439)
	$14,820	$16,668

Note 5 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following at January 1, 2010 and January 2, 2009 (in thousands):

	2009	2008
Prepaids and deposits	$1,169	$1,703
Insurance receivable	438	—
Other current assets*	984	306
	$2,591	$2,009

* No item in “other current assets” above exceeds 5% of total current assets.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The insurance receivable is for partial reimbursement of legal fees and expenses that the Company’s general liability insurer has agreed to pay in connection with the defense of the Moody matter.

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following at January 1, 2010 and January 2, 2009 (in thousands):

	2009	2008
Machinery and equipment	$15,515	$15,078
Furniture and fixtures	8,490	8,358
Leasehold improvements	5,525	5,419
	29,530	28,855
Less accumulated depreciation	24,525	22,881
	$5,005	$5,974

Depreciation expense for the years ended January 1, 2010, January 2, 2009, and December 28, 2007 was approximately $2.3 million, $2.8 million, and $2.0 million respectively.

Note 7 – Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	January 1, 2010			January 2, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,725	$(8,619)	$2,106	$10,739	$(7,578)	$3,161
Customer relationships	1,694	(339)	1,355	1,725	(172)	1,553
Developed technology	1,077	(390)	687	1,096	(199)	897
Total	$13,496	$(9,348)	$4,148	$13,560	$(7,949)	$5,611

During 2008, the Company acquired intangible assets through the acquisition of the remaining interest in STAAR Japan, Inc. (See Note 2). As of January 1, 2010 the gross carrying amount of the intangible assets acquired through the acquisition had decreased by $64,000 as a result of changes in the exchange rate of the Japanese Yen.

Amortization is computed on the straight-line basis over the estimated useful lives of the assets, because the pattern in which it will realize the assets’ economic benefits,  which benefits arise from legal and contractual provisions, and range from 3 to 21 years for patents and licenses, 10 years for customer relationships and 3 to 10 years for developed technology.  Aggregate amortization expense for amortized intangible assets was $1,402,000, $843,000 and $481,000 for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

In performing the review of intangible assets in accordance with ASC 360-10-35 (formerly “SFAS No. 144”), the Company determined that certain patents had shorter legal useful lives than originally estimated.  The remaining useful lives were adjusted as of January 1, 2010 and the cumulative impact to prior periods in the amount of $590,000 was recorded in other operating expenses (recovery), net as part of total 2009 operating losses in the consolidated statements of operations.
In the fourth quarter of 2008, the Company determined that the value and utility of certain of its patents had significantly diminished mainly due to the Company’s decision to discontinue marketing and selling certain products underlying these patents.  Therefore, due to this decision, the Company believes that the fair value of these patents is minimal and the $1,023,000 net carrying value of the respective patents were considered to be impaired as of fiscal year ended January 2, 2009.  As such, the Company recorded a $1,023,000 impairment loss for the fourth quarter and fiscal year ended 2008 which was included in other operating expenses (recovery), in the consolidated statements of operations. The fair value of these patents was determined by management using a discounted net cash flows method.  The impairment adjustment also impacted the gross carrying value of the impaired patents of $1,496,000 and accumulated amortization of $473,000.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows estimated amortization expense for intangible assets for each of the next five succeeding years (in thousands):

Fiscal Year
2010	$793
2011	742
2012	609
2013	455
2014	407
Thereafter	1,142
Total	$4,148

Note 8 — Other Current Liabilities

Other current liabilities consisted of the following at January 1, 2010 and January 2, 2009 (in thousands):

	2009	2008
Accrued salaries and wages	$2,652	$2,467
Commissions due to outside sales representatives	230	395
Accrued audit expenses	460	413
Customer credit balances	589	546
Accrued income taxes	905	486
Accrued legal	273	383
Accrued insurance	386	380
Accrued interest on Broadwood Note	499	—
Accrued bonuses	530	—
Other*	1,182	1,396
	$7,706	$6,466

*No item in “Other” above exceeds 5% of total other current liabilities.

Note 9 — Notes Payable

Broadwood Promissory Note

On December 14, 2007, the Company borrowed $5 million from Broadwood Partners, L.P. (“Broadwood”), a stockholder in the Company, pursuant to a Senior Promissory Note between the Company and Broadwood, with a scheduled maturity of December 14, 2010.  Among the events of default under the Senior Promissory Note is any judgment against the Company in excess of $500,000 that “shall remain unpaid.”  On April 2, 2009, after preliminary judgment was entered in the Parallax case, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Note as a result of the judgment.  In consideration of the Temporary Waiver Agreement, STAAR agreed to amend the Senior Promissory Note to grant to Broadwood a security interest in substantially all of STAAR’s assets to secure STAAR’s obligations under the original Senior Promissory Note.  To effectuate this grant of a security interest, as of April 13, 2009, the Company and Broadwood entered into an Amended and Restated Senior Secured Promissory Note (the “Note”) and Security Agreement.  All other key terms of the Note remained unchanged.  The Temporary Waiver Agreement provided that if the Company secured a stay of enforcement of judgment prior to June 23, 2009 (the expiration date of a temporary stay granted by the Court), no default was deemed to have occurred with respect to the judgment.  On June 24, 2009, following the timely posting of the deposit and satisfaction of the provisions of the Temporary Waiver, Broadwood and STAAR again amended the Note by replacing the Temporary Waiver with a provision stating that because the Company secured a stay of enforcement of judgment until the completion of the appeal by posting the required deposit with the Court, any default resulting from the Parallax judgment is deemed to be cured.

Broadwood was entitled to receive interest at the rate of 20% per annum beginning on June 23, 2009, as would have been applicable in the event a default had occurred under the original terms of the Note.  However, the terms of the Note also provided that if the Company fully satisfies the judgments and finally resolves all material litigation, which occurred on March 30, 2010, the interest rate shall be reduced to 7% per annual from the date of such final resolution.  The Note may be pre-paid by the Company at any time without penalty, with prior notice, and is not subject to covenants based on financial performance or financial condition (except for insolvency).  The Note provides that, with certain exceptions, the Company will not incur indebtedness senior to or at parity with its indebtedness under the Note without the consent of Broadwood.  Based on publicly available information, as of June 23, 2009, Broadwood beneficially owned 6,028,638 shares of the Company’s common stock comprising approximately 17.4% of the Company’s issued and outstanding common stock.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For purposes of disclosure requirements under ASC 825-10-50-10, “Financial Instruments – Disclosure,” the Company performed a valuation of the Broadwood Note as of January 1, 2010, with the assistance of a valuation specialist using the discounted cash flows method.  Under this method, the Company used the expected future cash flows, consisting wholly of principal and interest payments contractually to be made to Broadwood under the terms of the Note, and discounted each of those cash flows to present value using an appropriate discount rate (the assumption requiring the highest level of management judgment discussed below).

Since the Company’s debt is not publicly traded on an exchange and the Company’s credit rating is not available or is unknown, an appropriate discount rate was determined by management by considering various factors, principally the Company’s assumed or implied credit rating, the corresponding corporate bond yield to be utilized and other risk factors relevant to the Company, such as risk of default on the Note and other financial risks.  The Company used credit ratings as published by Standard and Poor (S&P), a reputable credit rating agency, and corporate bond yields as published by Reuter’s Corporate Bonds Spreads (“Reuter’s”) for this valuation.  Based on these factors and the Company’s business, economic and financial conditions, the Company determined that its credit rating would likely fall between “B” and “CCC-“, as defined by S&P.  S&P ratings between “B” through “CCC” are obligations regarded as “having significant speculative characteristics, with “C” having the highest degree of speculation; a “B” rating is defined, in part, as “an obligation that is more vulnerable to nonpayment but the obligor currently has the capacity to meet its financial commitment on the obligation”; a “CCC” rating is defined, in part, as “an obligation that is vulnerable to nonpayment, and is dependent upon favorable business, financial and economic conditions for the obligor to meet its financial commitment on the obligation.”  Based on the Company’s conditions, risk of default, including comparable company ratings and ratios such as net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and EBITDA margins relative to the Company, a mid-point credit rating or “CCC+” was determined to be most appropriate for the Company to use in determining which corporate bond yield to utilize in deriving the discount rate.  Then, in order to determine the appropriate corporate bond yield to use, which is a published yield based on the U.S. Treasury yield and maturity, plus a risk premium depending on the credit rating of a company (published for credit ratings between “AAA” through “CCC+”), the Company’s bond yield was determined using its assumed CCC+ rating for corporate bonds in the industrials industry from Reuter’s Corporate Bond Spread Tables.  For example, a CCC+ rated bond that matures in 2 years has a 9.50% corporate bond yield as of January 1, 2010, as published by Reuter’s.  Finally, in order to determine the appropriate discount rate to apply based on the timing of the expected cash flows, a linear regression analysis on 1- through 3- year maturity spreads was performed to calculate the implied bond yield-spread (based on estimated interest due date of June 30, 2010, and final maturity of principal and interest due on December 14, 2010; or weighted average maturity of 0.95 years for the Note as of January 1, 2010).  Using these assumptions and methodology, the weighted average discount rate was estimated to be 8.9% and the fair value of the Broadwood Note approximated $5.5 million as of January 1, 2010, as shown below:

	Fair Value (million)	Face Value (million)	Carrying Value (million)
Broadwood Note	$5.5	$5.0	$4.5

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The sensitivity of a change in the discount rate of +/- 2% would affect the fair value of the Note by approximately -/+ $100,000.

As additional consideration for the loan, on December 14, 2007, the Company also entered into a Warrant Agreement with Broadwood (the “December 2007 Warrant Agreement”) granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The December 2007 Note also provides that if any indebtedness remained outstanding under the Note on June 1, 2009, the Company would issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding.  On June 1, 2009, as the Note remained outstanding, the Company issued an additional 700,000 warrants to Broadwood, which was valued at approximately $290,000 and included as additional paid–in capital in the consolidated balance sheet upon issuance.  The December 2007 Warrant Agreement also provides that the Company will register the shares issuable upon exercise of the warrants with the Securities Exchange Commission.  The Company filed and secured effectiveness of a registration statement covering resale of the shares.  If the Company fails to keep the registration statement effective and the lapse exceeds permitted suspensions, as the holder’s sole remedy, the Company will be obligated to issue an additional 30,000 warrants for each month that the Company does not meet this effectiveness requirement through the term of the warrants (“Penalty Warrants”) (a maximum of approximately 1,950,000 warrants issuable as of January 1, 2010 under an assumed noncompliance as of that date).  The Company does not consider the issuance of Penalty Warrants likely.  The December 2007 Warrant Agreement has been accounted for as an equity instrument in accordance with the provisions of ASC 815-40, “Contracts in Entity’s Own Equity” (previously accounted for under EITF 00-19).  Additionally, in accordance with ASC 470-20-25, “Debt with Conversion and Other Options”, (previously accounted for under Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,”) the total $5 million proceeds were allocated to the December 2007 Warrant and Note based on their relative fair values, approximating $842,000 and $4.2 million on the issuance date, respectively.  The fair value of the warrants is treated as an additional discount on the loan and is being amortized using the effective interest method over the life of the loan (which approximates an effective interest rate of 32% per annum, assuming the 20% cash interest rate is maintained throughout the life of the Note).  During the years ended January 1, 2010 and January 2, 2009, approximately $379,000 and $248,000 of the discount was amortized and included in interest expense.

The fair value of the warrants was estimated on the December 14, 2007 and the June 1, 2009 issuance dates using a Black-Scholes option valuation model applying the assumptions noted in the following table:

	As of December 14, 2007	As of June 1, 2009
Common stock price per share	$2.63	$1.01
Number of warrants	700,000	700,000
Expected dividends	0%	0%
Expected volatility	67.3%	74.4%
Risk-free rate	3.88%	3.28%
Remaining life (in years)	6.0	6.0

The Company adopted ASC 820-10-35 (formerly SFAS No. 157, Fair Value Measurements, on January 3, 2009.  ASC 820-10-35 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 – Inputs to the valuation methodology are unobservable; that reflect management’s own assumptions about the assumptions market participants would make and significant to the fair value.

The Warrants issued on June 1, 2009 were valued using Level 2 inputs.

The Broadwood Note was valued as of January 1, 2010 based on Level 3 inputs.

Capital Lease Agreements

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provided for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of ASC 840-10-25, “Leases” (previously accounted for under SFAS No. 13 “Accounting for Leases”), purchases under this facility are accounted for as capital leases and generally have a thirty-month to three-year term. Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed-upon fair value.  If the Company does not choose to purchase the assets under lease, it may rent the assets on a month-to-month basis or return them to Farnam.  The Company must provide a 120-day notice prior to termination of its intent to purchase or return the equipment.  On April 1, 2007, the Company signed an additional leasing schedule with Farnam, which provided for additional purchases of $800,000 during 2008. The terms of this new schedule conform to the amended agreement dated October 9, 2006.  There are no borrowings available under the agreement.

Lines of Credit

The Company’s former German subsidiary, Domilens, entered into a credit agreement on May 4, 2009 with Postbank.  The credit agreement provided for borrowings of up to 500,000 EUR (approximately $718,000 at the rate of exchange on January 1, 2010), at a rate of 7.25% per annum. The credit agreement provided for automatic renewal on an annual basis based on the same terms.  The credit agreement could be terminated by the lender in accordance with its general terms and conditions.  The credit facility was not collateralized and contained certain restrictions regarding payment of dividends or providing loans to the Company or other consolidated subsidiaries.  There were no borrowings outstanding as of January 1, 2010 and January 2, 2009.  As fully discussed in Note 19, the Company sold all of its interests in Domilens on March 2, 2010.

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.2 million based on the rate of exchange on January 1, 2010), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of January 1, 2010) plus 1.125% and terminates on April 20, 2010, but may be renewed annually.  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of January 1, 2010 and January 2, 2009, (approximately $2.2 million based on the foreign exchange rates on January 1, 2010 and January 2, 2009, respectively) and approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.

Covenant Compliance

 The Company believes it is in compliance with the covenants of its credit facilities as of the date of this filing.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company filed and secured effectiveness of a registration statement with the SEC for the public resale of the common stock issuable upon conversion of the Preferred Stock and must maintain effectiveness for the remainder of the two-year period following issuance, which expired on December 29, 2009.  Other than such permitted suspensions, if the Company fails to keep the registration statement effective for the two-year period, as the holders’ sole remedy the Company will be obligated to issue an additional 30,000 shares of common stock to the holders for each calendar month that the Company does not meet this effectiveness requirement (“Penalty Shares”).  The Company does not consider the issuance of any Penalty Shares to be likely.

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

Because after the third anniversary of issuance the Preferred Stock is redeemable at the option of the holders, which is not within the control of the Company, the Company has presented the Preferred Stock in the mezzanine section of the consolidated balance sheet in accordance with the provisions of ASC 210-10-S99, “Distinguishing Liabilities from Equity”, SEC Materials in ASC) (previously accounted for under EITF Abstracts, Topic No. D-98, “Classification and Measurement of Redeemable Securities”).  Because the Preferred Stock fair value recorded on the issuance date approximates the redemption price, no further accretion will be required by the Company to redemption value and no subsequent revaluation will be necessary so long as the Preferred Stock is still considered a temporary equity instrument.  However, issuance and registration costs of approximately $48,000 were incurred related to the Preferred Stock which were offset against the fair value of the Preferred Stock on the issuance date and will be accreted to the redemption value using the interest method with a corresponding charge to Additional Paid-In Capital over a three-year period.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 — Income Taxes

The provision for income taxes consists of the following (in thousands):

	2009	2008	2007
Current tax provision:
U.S. federal	$—	$—	$—
State	15	8	6
Foreign	1,679	1,277	344
Total current provision	1,694	1,285	350
Deferred tax provision:
U.S. federal and state	—	—	—
Foreign	(202)	238	493
Total deferred provision	(202)	238	493
Provision for income taxes	$1,492	$1,523	$843

As of January 1, 2010, the Company had $120.9 million of U.S. federal net operating loss carryforwards available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts between 2020 and 2029.
The Company had accrued income taxes payable of $905,000 and $486,000 at January 1, 2010 and January 2, 2009, respectively primarily due to taxes payable for foreign jurisdictions.  Included in the Company’s 2006 foreign tax provision is approximately $700,000 in additional taxes that was assessed by the German Ministry of Finance pursuant to the Domilens Investigation of which $465,000 was reversed in 2007 following a final assessment.

The provision (benefit) for income before taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (amounts in thousands):

	2009		2008		2007
Computed provision for taxes based on income at statutory rate	34.0%	$(1,601)	34.0%	$(7,368)	34.0%	$(5,153)
Increase (decrease) in taxes resulting from:
Permanent differences	(0.5)	23	(0.2)	37	(0.3)	46
State minimum taxes, net of federal income tax benefit	(0.2)	10	—	5	—	4
State tax benefit	16.7	(786)	7.3	(1,583)	2.5	(374)
Tax rate difference due to foreign statutory rate	3.8	(179)	(7.6)	1,645	3.3	(502)
Foreign tax benefit	5.8	(273)	3.3	(717)	—	—
Previous write-down of investment in foreign subsidiary	—	—	(2.4)	515	—	—
Foreign earnings not permanently reinvested	(21.3)	1,001	(28.4)	6,163	(12.4)	1,883
Foreign dividend withholding	(3.8)	179	(2.7)	591	(3.8)	570
Return to provision adjustment	—	—	(0.6)	143	4.6	(705)
Other	(0.5)	25	—	(2)	(0.5)	67
Valuation allowance	(65.7)	3,093	(9.7)	2,094	(33.0)	5,007
Effective tax provision (benefit) rate	(31.7)%	$1,492	(7.0)%	$1,523	(5.6)%	$843

Included in the state tax provision is an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $786,000, $1,583,000 and $374,000 for 2009, 2008 and 2007, respectively. This results in a total state tax provision of $15,000, $8,000 and $6,000 for fiscal years ended 2009, 2008 and 2007, respectively.

During the year ended December 28, 2007, the Company adopted a plan to repatriate a portion of its earnings from certain foreign subsidiaries to commence during the 2008 fiscal year.  These repatriated earnings were not expected to exceed $11.4 million at that time.  As of January 2, 2009, all earnings from its subsidiaries were no longer considered to be permanently reinvested.  Accordingly, the Company provides withholding and U.S. taxes on all unremitted foreign earnings.  During 2009, the Company paid $422,000 in withholding taxes to the Swiss government due to the repatriation of approximately $8.4 million of earnings from its Swiss subsidiary, STAAR Surgical AG.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of January 1, 2010 and January 2, 2009 are as follows (in thousands):

	2009	2008
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and sales returns	$212	$125
Inventories	427	600
Accrued vacation	277	316
Other	(131)	(90)
State taxes	3	3
Accrued legal judgment and other accrued expenses	1,783	2,091
Valuation allowance	(2,931)	(3,327)
Total current deferred tax liabilities	$(360)	$(282)
Non-current deferred tax assets (liabilities):
Net operating loss carryforwards	50,922	49,669
Stock-based payments	1,918	1,574
Business, foreign and AMT credit carryforwards	906	1,293
Capitalized R&D	589	639
Contributions	179	162
Pensions	737	523
Depreciation and amortization	11	(357)
Foreign tax withholding	(887)	(1,251)
Foreign earnings not permanently reinvested	(7,116)	(8,663)
Other	62	(105)
Valuation allowance	(47,870)	(44,381)
Total non-current deferred tax liabilities	$(549)	$(897)

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Cumulative losses weigh heavily in the assessment of the need for a valuation allowance.  Due to the Company’s recent history of losses, the valuation allowance fully offsets the value of U.S. deferred tax assets on the Company’s balance sheet as of January 1, 2010. Further, under Federal Tax Law Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.

Included in deferred tax assets and liabilities are net non-current deferred tax assets of $104,000 and $15,000 for 2009 and 2008, respectively, for STAAR Surgical AG.  Due to STAAR Surgical AG’s history of profits, the deferred tax assets are considered fully realizable.

During the year ended January 2, 2009, STAAR Japan incurred losses resulting in additional net operating loss carryforwards available to offset against future taxable income of this subsidiary.  At January 2, 2009, STAAR Japan’s deferred tax assets amounted to $5.4 million, gross, primarily comprised of net operating loss carryfowards.  As discussed in Note 2, at the time of the Acquisition, a net deferred tax liability was recorded representing the difference between the assigned values and the tax bases of the assets and liabilities recognized in the Acquisition, mainly due to the newly recognized intangible assets and the step-up in the inventory value, both recognized for book but not for tax.  As a result of the significant losses generated by STAAR Japan in 2008 which generated a deferred tax asset significantly in excess of the net deferred tax liability remaining from the Acquisition, STAAR Japan recorded a current tax benefit of $268,000 in 2008 to the extent of that net deferred tax liability.  STAAR Japan generated additional net operating losses in 2009 and therefore due to the history of losses, net deferred tax assets were offset with a full valuation allowance.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2006 – 2008
California	2005 – 2008
Germany*	2005 – 2008
Switzerland	2008
Japan	2006 – 2008

*See Note 19 regarding the disposal of Domilens on March 2, 2010.

Loss before provision for income taxes is as follows (in thousands):

	2009	2008	2007
Domestic	$(9,052)	$(19,552)	$(17,418)
Foreign	4,344	(2,120)	2,262
	$(4,708)	$(21,672)	$(15,156)

Note 12 – Employee Benefit Plans

The Company maintains a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary, which is accounted for as a defined benefit plan under the provisions of ASC 715-30, “Defined Benefit Plans – Pension” (previously accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”).

Defined Benefit Plan-Switzerland

In Switzerland employers are required to provide a minimum pension plan for their staff.  The Swiss Plan is financed by contributions of both the employees and employer. The amount of the contributions is defined by the plan regulations and cannot be decreased without amending the plan regulations. It is required that the employer contribute an amount equal to or greater than the employee contribution.

The funded status of the Swiss benefit plan at January 1, 2010 and January 2, 2009 is as follows:

	2009	2008
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$3,021	$2,960
Service cost	307	265
Interest cost	108	114
Participant contributions	240	232
Benefits (paid) deposited	89	(359)
Actuarial (gain) / loss on obligation	71	(191)
Projected benefit obligation, end of period	$3,836	$3,021
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$2,325	$2,410
Actual return on plan assets (including foreign currency impact)	(171)	(190)
Employer contributions	238	232
Participant contributions	240	232
Benefits (paid) deposited	89	(359)
Plan assets at fair value, end of period	$2,721	$2,325
Net Amount Recognized in Consolidated Balance Sheets
Underfunded, end of year	$(1,115)	$(696)
Other long term liabilities	$(1,115)	$(696)
Amount Recognized in Accumulated Other Comprehensive Loss, Net of Tax
Actuarial loss on plan assets	$(787)	$(582)
Actuarial gain on benefit obligation	20	75
Actuarial gain recognized in current year	45	19
Accumulated other comprehensive loss	$(722)	$(488)
Accumulated benefit obligation at end of year	$(3,521)	$(2,743)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The underfunded balance of $1,115,000 and $696,000 was included in other long-term liabilities on the consolidated balance sheets as of January 1, 2010 and January 2, 2009, respectively.

Net periodic pension cost associated with the Swiss Plan in the years ended January 1, 2010, January 2, 2009 and December 28, 2007 include the following components (in thousands):

	2009	2008	2007
Service Cost	$307	$265	$60
Interest Cost	108	114	26
Expected return on plan assets	(91)	(111)	(31)
Actuarial loss recognized in current year	33	24	—
Net periodic pension cost	$357	$292	$55

Changes in other comprehensive loss (net of tax) associated with the Swiss Plan in the year ended January 1, 2010 and January 2, 2009 include the following components (in thousands):

	2009	2008
Actuarial loss of current year	$(260)	$(136)
Actuarial loss recorded in current year	26	19
Change in other comprehensive loss	$(234)	$(117)

The amount in accumulated other comprehensive loss as of January 1, 2010 that is expected to be recognized as a component of the net periodic pension costs in the subsequent year is $55,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on January 1, 2010 and January 2, 2009 using the following assumptions:

	2009	2008
Discount rate	3.10%	3.25%
Salary increases	2.00%	2.00%
Expected return on plan assets	3.35%	3.50%
Expected average remaining working lives in years	9.90	9.90

The discount rates of 3.10% and 3.25%  for the period ending January 1, 2010 and January 2, 2009 respectively, are based on an assumed pension benefit maturity of 10 to 15 years. The rate was estimated using the rate of return for high quality Swiss corporate bonds that mature in eight years. This maturity was used as there are significant numbers of high quality Swiss bonds, but very few bonds issued with maturities with longer lives. As of January 1, 2010 and January 2, 2009, the average rate for high quality Swiss corporate bonds was 3.13% ,and 3.17% respectively. In order to determine an appropriate discount rate, the eight year rate of return was then extrapolated along the yield curve of Swiss government bonds.

The salary increase rate of 2% was based on the Company’s best estimate of future increases over time.

The expected long-term rate of return on plan assets is based on the expected asset allocation and assumptions concerning long-term interest rates, inflation rates, and risk premiums for equities above the risk-free rates of return. These assumptions take into consideration historical long-term rates of return for relevant asset categories.

Plan assets categories in the Swiss Plan are comprised of the following (in thousands):

	2009	2008
Bonds and loans	$1,877	$1,628
Real estate (including real estate funds)	735	581
Equity securities	82	70
Liquid assets	27	46
	$2,721	$2,325

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with ASC 820-10-35 the assets above are measured at fair value and are categorized into three different class levels.  Level 1 assets are those whose value is based on quoted prices in active markets.  Level 2 assets are those whose values are based on direct or indirect observable markets for similar assets.  Level 3 assets are those whose values are unobservable.  As of January 1, 2010, Level 1 assets in the Swiss Plan include bonds (62%), equity (3%) and liquid assets (1%).  Level 2 assets are comprised of mortgages (12%), real estate assets (15%) and loans (7%).  As real estate assets have periodic valuations and those valuations are based on observable inputs for similar assets, the Swiss Plan re-categorized those assets to Level 2 as of January 1, 2010 from Level 3 as of January 2, 2009.  Therefore, as of January 1, 2010, the Swiss Plan did not have any Level 3 assets.    As of January 2, 2009,  Level 1 assets in the Swiss Plan include bonds (61%), equity (3%) and liquid assets (2%).  Level 2 assets are comprised of real estate (14%), mortgages (11%) and loans (9%).

The Company has contracted with the Allianz Suisse Life Insurance Company’s BVG Collective Foundation to manage the Swiss Plan.  The investment strategy is determined by the Swiss insurance company and applies to all members of the collective foundation.

In fiscal 2010, the Company expects to make cash contributions totaling approximately $272,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Fiscal Year
2010	$47
2011	56
2012	66
2013	75
2014	85
2015 - 2019	595

Defined Benefit Plan-Japan

In connection with the Company’s acquisition of the remaining interest in STAAR Japan, Inc., STAAR assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan (“Japan Plan”) substantially covering all of the employees of STAAR Japan.  STAAR Japan accounts for the Japan Plan under the requirements of ASC 715-30 (previously accounted for under SFAS No. 158). Benefits under the Japan plan are earned, vested and accumulated based on a point-system, primarily based on the combination of years of service, actual and expected future grades (management or non-management) and actual and future zone (performance) levels of the employees.  Each point earned is worth a fixed monetary value, 1,000 Yen per point, regardless of the level, grade or zone of the employee.  Gross benefits are calculated based on the cumulative number of points earned over the service period multiplied by 1,000 Yen.  The mandatory retirement age limit is 60 years old.

Effective September 30, 2009 (the “Distribution Date”), STAAR Japan management and the participants of the Japan Plan approved the distribution of the pension plan assets to its participants (the “Distribution”).  All other terms and provisions of the Japan Plan remained unchanged except as described below.  Prior to the Distribution Date, the plan assets were being held, invested and administered by Dai-ichi Mutual Life Insurance Company, the plan Custodian, and as of the Distribution Date, all the risks associated with the plan assets and its distribution to the participants of the plan were irrevocably accepted by and legally transferred to the Custodian.  The Company accounted for this distribution as a partial settlement on the Distribution Date in accordance with ASC 715-30-35, Defined Benefit Plans – Pension.  On September 30, 2009, the fair value of the Japan Plan assets were approximately 58 million Yen (approximately $643,000 at the exchange rate in effect on that date), which were distributed to the participants based on their pro rata vested balances in October 2009.  The Company recorded in earnings a $26,000 gain on partial settlement of the Japan Plan calculated on a pro rata portion of the amount equal to the percentage reduction in the projected benefit obligation by the distribution amount.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Beginning October 1, 2009, STAAR Japan will maintain and administer the plan (the “Amended Plan”) and fund the obligations of the Amended Plan from STAAR Japan’s operations.  STAAR Japan will no longer maintain and engage a Custodian or Trustee to invest and administer the assets of the Amended Plan.  Furthermore, STAAR Japan is not required, and does not intend to provide any future contributions to the Amended Plan to meet benefit obligations and will therefore not have any plan assets.  The Amended Plan will retain all other provisions of the Japan Plan that existed prior to the distribution, except for two amendments made to the Amended Plan.  First, since the Distribution was a taxable event to the participants, STAAR Japan agreed to increase future pension benefits to the participants to reimburse them for any additional taxes due from the Distribution when those benefits are paid (see Amendment 1 in the table below).  Second, the Amended Plan changed the benefit payment method to a lump-sum distribution only, whereas the Japan Plan prior to the amendment, provided a choice of distribution of benefits either in lump-sum or an annuity (Amendment 2 shown below).

The funded status of the benefit plan at January 1, 2010 and January 2, 2009 is  as follows:

	2009	2008
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$1,500	$1,247
Service cost	238	156
Interest cost	27	27
Actuarial gain	(111)	(76)
Benefits paid	(59)	(151)
Distribution of plan assets	(643)	—
Amendment 1	53	—
Amendment 2	(83)	—
Foreign exchange adjustment	(2)	297
Projected benefit obligation, end of period	$920	$1,500
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$578	$476
Actual return on plan assets	(13)	1
Employer contributions	76	69
Benefits paid	(11)	(82)
Distribution of plan assets	(643)	—
Foreign exchange adjustment	13	114
Plan assets at fair value, end of period	$—	$578
Net Amount Recognized in Consolidated Balance Sheets
Underfunded, end of period	$(920)	$(922)
Other long term liabilities	$(920)	$(922)
Amount Recognized in Accumulated Other Comprehensive Income
Transition obligation	$46	$24
Actuarial gain	123	51
Gain on partial settlement on the Distribution	(26)
Amendment 1	(53)	—
Amendment 2	83	—
Accumulated other comprehensive income	$173	$75
Accumulated benefit obligation at end of year	$(578)	$(1,035)

The underfunded balance of $920,000 and $922,000 was included in other long-term liabilities on the consolidated balance sheets as of January 1, 2010 and January 2, 2009.

Net periodic pension cost associated with the Japan Plan for the years ended January 1, 2010 and January 2, 2009 include the following components (in thousands):

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2009	2008
Service cost	$238	$156
Interest cost	27	27
Expected return on plan assets	(8)	(11)
Gain on partial settlement	(26)	—
Net amortization of transition obligation	6	10
	$237	$182

Changes in other comprehensive income associated with the Japan Plan for the years ended January 1, 2010 and January 2, 2009 include the following components (in thousands):

	2009	2008
Amortization of transitional obligation	$22	$24
Net actuarial gain of current year	88	65
Gain on partial settlement	(26)	—
Amendment 1	(53)	—
Amendment 2	83	—
Actuarial gain recorded in current year	(16)	(14)
Change in other comprehensive income	$98	$75

The amount in accumulated other comprehensive income as of January 1, 2010 that is expected to be recognized as a component of the net periodic pension cost in the subsequent year is approximately $10,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated on January 1, 2010 and January 2, 2009 using the following assumptions:

	2009	2008
Discount rate	1.30%	2.00%
Salary increases	2.00%	2.00%
Expected return on plan assets	N/A	2.00%
Expected average remaining working lives in years	20.00	20.26

The discount rate of 1.30% and 2.00% for the period ending January 1, 2010 and January 2, 2009 is based on the approximate Japanese government bond rate with a term of 10 to 20 years.

The salary increase average rate of 2% was based on the Company’s best estimate of future increases over time.

For fiscal year ended January 2, 2009, the expected long-term rate of return on plan assets was based on the defined yields related to the life insurance general account, which made up the major part of the plan asset categories.  These assumptions took into consideration historical long-term rates of return for relevant asset categories.

Plan assets’ categories in the Japan Plan as of January 2, 2009 are comprised of the following (in thousands):

2008
Equity	110
Debt instruments	318
Loans receivable	92
Real Estate	23
Other	35
578

In accordance with ASC 820-10-35 the assets as of January 2, 2009 are measured at fair value and are categorized into three different class levels.  Level 1 assets are comprised of equity (19%) and debt instruments (55%).  Level 2 assets are comprised mainly of real estate assets (4%).  Level 3 assets are loan receivables (16%) and other assets (6%).  On September 30, 2009, all assets of the Japan Plan were liquidated as part of the Distribution.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In fiscal 2010, the Company does not expect to make any cash contributions to the Japan Plan.

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Fiscal Year
2010	$20
2011	27
2012	34
2013	41
2014	46
2015 - 2019	487

Defined Contribution Plan

The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in North America. During the fiscal year ended January 1, 2010, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to the $16,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company makes a contribution of 50% of the employee’s contribution up to the first 2% of the employee’s compensation, and 25% of the next 4% of compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.  During the years ended January 1, 2010, January 2, 2009 and December 28, 2007, the Company made contributions, net of forfeitures, of $94,000, $125,000 and $132,000, respectively, to the 401(k) Plan.

Note 13 — Stockholders’ Equity

Common Stock

On June 17, 2009, the Company completed a Common Stock Offering (the “Offering”) by issuing 4,555,319 shares of Company stock to institutional investors at the previous day’s closing market price of $1.88 per share, raising $8.5 million in aggregate, net of approximately $62,000 issuance costs.  No warrants or other financial instruments were issued in the Offering.  The Offering resulted in an increase in the par value of Common Stock of $46,000, with the remainder of the proceeds being recorded as additional paid-in capital on the issuance date.  The primary purpose of the Offering was to raise the funds necessary to post a deposit with the Superior Court of California, County of Orange, in connection with the Company’s Parallax judgment while the case is on appeal (see Notes 1 and 14).

On February 20, 2009, the Company issued 246,764 shares of Company common stock to certain of its attorneys at the closing market price of $1.72 per share, or approximately $424,000, in lieu of cash for previously incurred legal services related to the Parallax case.

During fiscal year 2008, the Company issued 137,821 shares of restricted stock to an executive and two board members in consideration for services rendered to the Company.  As of January 1, 2010, all of the restricted shares were vested.

During 2007, the Company completed a public offering with institutional investors of 3,600,000 shares of the Company’s common stock, for net proceeds of $16.6 million. Also during fiscal 2007, the Company issued 69,151 shares of restricted stock to certain employees and a director and 47,000 shares of common stock to an employee in consideration for services rendered to the Company. Stock compensation expense of $125,000 was recorded during fiscal 2007 as a result of the issuance of common stock. As of January 1, 2010, 67,484 of the restricted shares were vested.

Restricted shares are issued at fair market value on the date of grant, vest over a period of one to four years, and are subject to forfeiture until vested or the service period is achieved and the restriction is lapsed or terminated.    As the restriction lapses and the stock vests, the expense is included in stock-based compensation.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Payments

The Company has adopted ASC 718, “Stock Compensation” (previously accounted for under SFAS No. 123 (revised) “Share Based Payment” (“SFAS 123R”), effective December 31, 2005).

As of January 1, 2010, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Fiscal Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Stock based compensation expense	$941	$1,198	$1,350
Restricted stock expense	198	256	92
Common stock issued to employees	296	—	125
Consultant compensation	22	59	14
Total	$1,457	$1,513	$1,581

There was no net income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance (see Note 11).  In addition, the Company capitalized $118,000, $199,000 and $181,000 of stock based compensation to inventory for the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively, and recognizes those amounts as expense in Cost of Sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. Each year the number of shares reserved for issuance under the 2003 Plan has been increased as necessary to provide that 2% of the total shares of common stock outstanding on the immediately preceding December 31 would be reserved for issuance, up to a maximum of 1,586,371 additional shares, and a maximum total of 6,500,000 shares issuable under the 2003 Plan and all of the Restated Plans incorporated in it. The 6,500,000 maximum shares were reached on January 1, 2007, and no additional shares will be available for issuance as incentives to employees without stockholder approval. Shares subject to grants under the 2003 Omnibus Plan and Restated Plans that lapse or terminate in accordance with their terms become available for new grants under the 2003 Omnibus Plan. As of January 1, 2010, approximately 475,000 shares were authorized and available for grants under the 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options and restricted stock. Options under the plan are granted at fair market value on the date of grant, become exercisable generally over a three- or four-year service period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. Pursuant to the plan, options for 2,700,335 shares were outstanding at January 1, 2010 with exercise prices ranging between $0.95 and $8.80 per share. There were 6,917 shares of restricted stock outstanding at January 1, 2010.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s former Chief Executive Officer (now President of International Operations) authorizing the granting of options to purchase common stock or awards of common stock. The options under the plan were granted at fair market value on the date of grant, vested over a three-year period from the date of grant, and expire 10 years from the date of grant.  Pursuant to this plan, options for 500,000 were outstanding at January 1, 2010, with an exercise price of $11.13 per share.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the plan. During fiscal year 2001, pursuant to Article IV of the plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 472,300 were outstanding at January 1, 2010 with exercise prices ranging between $3.35 and $13.625 per share.  No further awards may be made under this plan.

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock. Generally, options under the plan were granted at fair market value at the date of the grant, become exercisable on the date of grant and expire 10 years from the date of grant. Pursuant to this plan, options for 45,000 shares were outstanding at January 1, 2010 with an exercise price of $1.70 per share.  No further awards may be made under this plan.

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan were granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 10,000 shares were outstanding at January 1, 2010 with an exercise price of $9.56 per share.  No further awards may be made under this plan.

During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 15,000 shares were outstanding at January 1, 2010 with exercise price of $10.19.

During the fiscal year ended January 1, 2010, there was one inconsequential stock option exercise.  During the fiscal year ended January 2, 2009, an outside consultant exercised 10,000 options from the 2003 Plan at an exercise price of $3.95 per option resulting in net cash proceeds to the Company totaling $39,500.

During the fiscal year ended December 28, 2007, officers, employees and others exercised 163,000 options from the 1995, 1996, 1998, non-qualified and 2003 stock option plans at prices ranging from $2.96 to $4.88 resulting in net cash proceeds to the Company totaling $584,000.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding.  The Company has calculated a 10% estimated forfeiture rate used in the model for fiscal year 2009 option grants based on historical forfeiture experience.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Fiscal Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Expected dividend yield	0%	0%	0%
Expected volatility	74%	62%	69%
Risk-free interest rate	1.92%	2.87%	4.52%
Expected term (in years)	5.5	5.5	5.41&5.5

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of option activity under the Plans as of January 1, 2010 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 2, 2009	3,854	$5.80
Granted	225	1.78
Exercised	—	—
Forfeited or expired	(336)	8.03
Outstanding at January 1, 2010	3,743	$5.36	5.11	$794
Exercisable at January 1, 2010	2,984	$5.99	4.30	$229

The weighted-average grant-date fair value of options granted during the fiscal years ended January 1, 2010, January 2, 2009, and December 28, 2007 was $0.96, $1.45 and $2.94 per option respectively.  The total fair value of options vested during fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 was $1,194,000, $1,716,000 and $1,606,000, respectively. The total intrinsic value of options exercised during the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 was $1,000, $13,000 and $296,000, respectively.

A summary of the Company’s non-vested shares as of January 1, 2010 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at January 2, 2009	1,092	$2.25
Granted	225	0.96
Vested	(515)	2.32
Forfeited	(43)	1.91
Nonvested at January 1, 2010	759	$1.84

As of January 1, 2010, there was $622,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.07 years.

The following table summarizes information about stock options outstanding and exercisable at January 1, 2010 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding at January 1, 2010	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at January 1, 2010	Weighted- Average Exercise Price
$0.95 to $1.43	95	9.2 years	$0.95	—	N/A
$1.56 to $2.30	558	7.8 years	$2.14	188	$2.10
$2.45 to $3.67	522	5.2 years	$3.24	425	$3.27
$3.75 to $5.39	1,354	5.6 years	$4.32	1,189	$4.25
$5.62 to $8.12	589	5.1 years	$7.26	557	$7.28
$8.80 to $11.13	575	0.9 years	$10.93	575	$10.93
$13.63	50	0.4 years	$13.63	50	$13.63
	3,743	5.1 years	$5.36	2,984	$5.99

A summary of warrants to purchase Company stock issued to Broadwood as discussed under Note 9 as of January 1, 2010 is presented below:

Warrants	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 2, 2009	770	$4.18
Granted	700	4.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding at January 1, 2010	1,470	$4.10	4.62	$—	*
Exercisable at January 1, 2010	1,470	$4.10	4.62	$—	*

*The exercise price per share for all the warrants issued and outstanding exceeded the Company’s Common Stock price per share of $3.10 per share (closing price on December 31, 2009 as markets were closed on January 1, 2010.)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 — Commitments and Contingencies

Lease Obligations

The Company leases certain property, plant and equipment under capital and operating lease agreements. These leases vary in duration and many contain renewal options and/or escalation clauses.  Current and long-term obligations under capital leases are included in total current liabilities and total long-term liabilities in the Company’s Consolidated Balance Sheets.

Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of January 1, 2010 were approximately as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2010	$2,575	$971
2011	1,880	484
2012	1,619	349
2013	1,596	167
2014	1,612	12
Thereafter	—	—
Total minimum lease payments	$9,282	$1,983
Less amounts representing interest	—	(90)
	$9,282	$1,893

Rent expense was approximately $2.6 million, $2.5 million and $1.4 million for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

The Company had the following assets under capital lease at January 1, 2010 and January 2, 2009 (in thousands):

	2009	2008
Machinery and equipment	$2,342	$1,952
Furniture and fixtures	1,524	1,510
Leasehold improvements	103	103
	3,969	3,565
Less accumulated depreciation	2,367	1,328
	$1,602	$2,237

Depreciation expense for assets under capital lease for each of the years ended January 1, 2010, January 2, 2009, and December 28, 2007 was approximately $1,055,000, $856,000 and $569,000, respectively.

Indemnification Agreements

The Company has entered into indemnification agreements with its directors and officers that may require the Company: (a) to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, except as prohibited by applicable law; (b) to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and (c) to make a good faith determination whether or not it is practicable for the Company to obtain directors’ and officers’ insurance. The Company currently has directors’ and officers’ liability insurance through a third party carrier.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Litigation and Claims

Two lawsuits against STAAR, Parallax Medical Systems v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136) and Moody v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132) were settled on March 30, 2010.  On that date STAAR and all other parties to the matters entered into a Stipulation for Settlement that globally resolves all pending disputes among them.  This settlement satisfies in full the $4.9 million judgment against STAAR in the Parallax matter and the $6.5 million judgment against STAAR in the Moody matter.  In exchange for complete mutual releases, the Stipulation provides for payment by STAAR of $4 million as its contribution to the global settlement.  STAAR’s contribution will be paid from the $7.4 million restricted deposit that STAAR placed with the Court on June 22, 2009.  The balance of those funds, approximately $3.4 million, will be returned to STAAR.  In connection with the settlement, STAAR will voluntarily dismiss its appeals in both cases.  The cases are described in greater detail below.

The Parallax Case.

The California Superior Court, County of Orange, rendered final judgment in Parallax case on May 11, 2009, in accordance with a March 2, 2009 jury verdict finding that STAAR was liable for approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc. for intentional and negligent interference with prospective business advantage. Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR. Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007.  The jury found that STAAR had interfered with Parallax’s prospective economic advantage when it informed a regional IOL distributor that Parallax had a covenant restricting the sale of competing products.  On July 14, 2009, the Court in part granted STAAR’s motion to strike or reduce Parallax’s claim for approximately $109,000 in trial-related costs, of which approximately $56,000 was awarded to Parallax. On August 18, 2009, the Court amended its final judgment to include these costs and approximately $20,000 in pre-judgment interest, for a total judgment of $4,966,000.

On October 22, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for the appeal in the Parallax case. The insurer’s agreement to defend was subject to a full reservation of its rights and defenses.

STAAR filed notice of appeal of the Parallax judgment, and on June 22, 2009, deposited $7.3 million into a restricted account with the Court to assure payment of the judgment, thereby staying any enforcement of the judgment pending the appeal.  The deposit account bears interest, and as of the date of this Report the account balance is approximately $7.4 million.  STAAR filed its appellate Opening Brief on January 22, 2010.  Pursuant to the March 30, 2010 global settlement of the Parallax and Moody matters STAAR will voluntarily dismiss its appeal of the Parallax judgment;  $4 million of the funds deposited with the Court will be disbursed as directed by counsel for the Parallax and Moody plaintiffs.  The balance of approximately $3.4 million will be refunded to STAAR.

The Moody Case

The California Superior Court, County of Orange, rendered judgment in the Moody case against STAAR on December 8, 2009 in accordance with a December 1, 2009 jury verdict finding that STAAR was liable for $4 million in actual damages and $2.5 million in punitive damages to Scott C. Moody, Inc. (“SMI”) for intentional and negligent interference with prospective business advantage.  SMI, also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint.  Moody promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007.  The jury found that STAAR had interfered with SMI’s prospective economic advantage when it informed a regional IOL distributor that SMI had a covenant restricting the sale of competing products. Notice of judgment on post-trial motions in the case was served on February 8, 2010.  In post-trial motions the court granted the plaintiff’s motions for costs of $24,842 and for approximately $130,000 in legal fees and other assessments that STAAR has already paid separately from the funds to be contributed to the March 30, 2010 global settlement.

On October 14, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for its defense of the Moody case.  The insurer’s agreement to defend was subject to a full reservation of its rights and defenses.

On January 29, 2010, attorneys representing STAAR and SMI signed a stipulation extending the date for potential enforcement and execution of the $6.5 million Moody judgment to April 30, 2010.   The purpose of the extension was to allow the parties involved, including certain insurers, to attempt to negotiate a global settlement, along with the Parallax matter, in a mediation that took place on March 29-30, 2010, and to avoid the necessity of STAAR posting an appeal bond during the term of the stipulation.

STAAR filed notice of its appeal of the Moody judgment on March 8, 2010.  Pursuant to the March 30, 2010 global settlement of the Parallax and Moody matters STAAR will voluntarily dismiss its appeal of the Moody judgment.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15 — Related Party Transactions

The Company has related party transactions as discussed in Notes 9 and 13.

In addition to senior notes (see Note 9), the Company has made various advances to certain employees.   Amounts due from employees included in prepaids, deposits, and other current assets at January 1, 2010 and January 2, 2009 were $15,000.

Note 16 — Supplemental Disclosure of Cash Flow Information

Interest paid was $432,000, $609,000 and $249,000 for the years ended January 1, 2010, January 2, 2009, and December 28, 2007, respectively. Income taxes paid amounted to approximately $1,141,000, $598,000 and $795,000 for the years ended January 1, 2010, January 2, 2009, and December 28, 2007, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

	2009	2008	2007
Non-cash investing activities and financing activities:
Acquisition of Canon Staar	$—	$7,147	$—
Applied 2007 advance payment on acquisition of Canon Staar	—	(4,000)	—
Applied 2007 deferred acquisition costs	—	(197)	—
Purchase of property and equipment on terms	690	1,014	1,210
Issuance of preferred stock	—	6,800	—
Issuance and registration costs of preferred stock included in accounts payable and accrued liabilities	—	(17)	—
Deferred acquisition costs included in accounts payable	—	—	187
Common stock issued for services	424	—	—
Common stock issued in lieu of vacation	24	—	—
Warrants issued to Broadwood	290	—	842

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17 — Net Loss Per Share

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted loss per share (in thousands):

	2009	2008	2007
Basic weighted average shares outstanding	32,498	29,474	28,121
Diluted effect of stock options and warrants	—	—	—
Diluted weighted average shares outstanding	32,498	29,474	28,121

Potential common shares of 6.7 million (consisting of 3.8 million stock options, 1.7 million potential common shares convertible by holders of Preferred Stock and 1.2 million potential common weighted average shares upon exercise of the Broadwood Warrants), 6.0 million, and 3.6 million for the fiscal years ended January 1, 2010, January 2, 2009, and December 28, 2007, respectively, were excluded from the computation as the shares would have had an anti-dilutive effect.

Note 18 — Geographic and Product Data

The Company markets and sells its products in approximately 50 countries and has manufacturing sites in the United States, Switzerland and Japan (see Note 2). Other than the United States, Germany, Japan and Korea, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s sales to unaffiliated customers between those in the United States, Germany (sold on March 2, 2010, see Note 19), Japan, Korea and other locations for each year, is set forth below (in thousands):

	2009	2008	2007
Net sales to unaffiliated customers
U.S.	$16,088	$18,927	$19,721
Germany	24,286	25,124	23,731
Japan	14,711	13,485	423
Korea	5,366	3,471	2,627
Others*	14,894	13,887	12,861
Total	$75,345	$74,894	$59,363

*No other location individually exceeds 5% of total sales.

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

Net Sales by Product Line

	2009	2008	2007
IOLs	$33,861	$32,867	$23,379
ICLs	21,973	19,069	15,368
Other Surgical Products	19,511	22,958	20,616
Total	$75,345	$74,894	$59,363

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The composition of the Company’s long-lived assets, consisting of property and equipment, between those in the United States, Germany (sold on March 2, 2010, see Note 19), Switzerland, Japan and Australia is set forth below (in thousands):

	2009	2008
Long-lived assets
U.S.	$1,507	$2,838
Germany	1,171	1,139
Switzerland	806	757
Japan	1,435	1,120
Australia	86	120
Total	$5,005	$5,974

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 19 — Subsequent Events

Divestiture of Domilens

On March 2, 2010 (the “Closing Date”), STAAR Surgical Company completed the divestiture (the “Transaction”) of all of its interest in its German distribution subsidiary, Domilens GmbH (“Domilens”) through a management buyout led by funds managed by Hamburg-based Small Cap Buyout Specialist BPE Unternehmensbeteiligungen GmbH (“BPE”).  To effectuate the Transaction STAAR Surgical AG (“STAAR AG”), STAAR’s Swiss subsidiary and holder of 100% of the shares of Domilens, signed a Stock Purchase Agreement (the “Agreement”) with Domilens Akquisitions GmbH (“Domilens Akquisitions”) on February 24, 2010.  Domilens Akquisitions is a newly formed entity 74% owned by BPE and 26% owned by senior management of Domilens.

The Agreement provides for a gross Purchase Price of €10.5 million (approximately $14.3 million based on the foreign currency exchange rate on the Closing Date).  After adjusting for €0.8 million (approximately $1.1 million) in cash dividends received by STAAR from Domilens in December 2009 and January 2010, and the exclusion of certain expenses related to compliance with the Sarbanes-Oxley Act of 2002, at closing on March 2, 2010, Domilens Akquisitions paid a cash Net Purchase Price of €9.7 million (approximately $13.2 million).  €100,000 (approximately $136,000) of the Net Purchase Price was paid into an escrow account, to be held against payment of any unaccrued taxes assessed for periods prior to December 31, 2009.  Funds remaining after the resolution of such potential liabilities, if any, will be distributed to STAAR from the escrow account, no later than December 31, 2011.

After expenses of €358,000 (approximately $485,000) related to investment banking fees, and excluding the escrowed funds and any earn-out payments, STAAR received net cash proceeds of approximately €9.2 million from the Transaction (approximately $12.5 million at the Closing Date foreign exchange rate).  The Company will pay a $64,000 marketing allowance in 2010 for Domilens to market STAAR’s products post the Transaction.  Taxes related to the disposition of Domilens were estimated to be insignificant.

Based on the performance of Domilens in fiscal years 2010, 2011 and 2012, STAAR may earn up to an additional €675,000 (approximately $920,000 at currently prevailing exchange rates).  These additional “earn-out” payments will be paid on achievement of specified earnings before income tax (“EBIT”) as set forth below.  If a target is missed in any year, but in the following year Domilens achieves the target and also makes up for the earlier shortfall, the payments for both years will be earned and paid.

Fiscal Year	Domilens EBIT	Earn-Out Payment
2010	€2,500,000 (~ $3.4 million)	€200,000 (~$273,000)
2011	€2,900,000 (~ $3.9 million)	€225,000 (~$307,000)
2012	€3,500,000 (~ $4.7 million)	€250,000 (~$340,000)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Stock Purchase Agreement, STAAR on February 24, 2010 also entered into a Distribution Agreement with Domilens providing for the continued sale of certain STAAR products following the transfer of ownership.  The Distribution Agreement has a term of five years.  During the first three years of the term, Domilens will be the exclusive distributor of covered products in Germany and Austria, subject to Domilens achieving minimum purchase levels.  After the initial three-year period, Domilens will have non-exclusive distribution rights for these STAAR products, unless the parties agree to an extension of the exclusivity. The following STAAR products are covered by the Distribution Agreement:  preloaded silicone and acrylic IOL injectors; the Visian ICL, Visian Toric ICL and Visian Hyperopic ICL.

The Company considers Domilens to be a component of an entity as defined by ASC 205-20-20, since Domilens is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes.  As of the year ended January 1, 2010, Domilens was not considered to be a held for sale entity under the criteria established by ASC 360-10-45-9 because management on or before that date did not have the authority to approve the transaction.  Such authority was granted by the Board of Directors on February 11, 2010, after exhausting all other financing alternatives available to the Company, in order to provide sufficient cash to fund a bond in order to appeal the December 2009 Moody verdict, should that become necessary.

The Transaction was accounted for as a divestiture as of the closing date, March 2, 2010, and  Domilens will be deconsolidated as of that date.  The gain on sale of Domilens is approximately $4.2 million, calculated and recorded as of the closing date, as the difference in the fair value of consideration received of approximately $12.5 million in cash (net of direct transaction expenses) and the $8.3 million carrying value of Domilens’ net assets (assets less liabilities) pursuant to ASC 810-10-40.  Included in the net assets disposed of was goodwill of approximately $6.3 million resulting from the acquisition of Domilens which was completed in stages during a five year period between 1998 and 2003.

The disposal will be accounted for and reported as a discontinued operations beginning in the first quarter of 2010 under the provisions of ASC 205-20, “Discontinued Operations.”

The following table summarizes certain unaudited financial information of Domilens for the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 included in the consolidated results and financial position of the Company for those years (based on foreign exchange rates that were in effect as of those dates).  The financial data in the table below has certain assumptions, the most important of which is the elimination of all significant intercompany transactions and balances with Domilens for the periods presented.  Therefore, the financial data does not necessarily represent what the operations or financial position of Domilens would have been if Domilens had been a stand-alone, unaffiliated entity.

(in thousands)	2009	2008	2007
Net sales	$24,286	$25,124	$23,731
Net income	1,145	1,689	1,353

Total assets	$14,910	$14,633	$15,385

Legal settlement

As fully discussed in Note 14, on March 30, 2010, two outstanding lawsuits against STAAR, Parallax and Moody, were settled.  On March 30, 2010, STAAR and all other parties to the matters entered into a Stipulation for Settlement that globally resolves all pending disputes among them.  This settlement satisfies in full the $4.9 million judgment against STAAR in the Parallax matter and the $6.5 million judgment against STAAR in the Moody matter.  In exchange for complete mutual releases, the Stipulation provides for payment by STAAR of $4 million as its contribution to the global settlement.  STAAR’s contribution will be paid from the $7.4 million restricted deposit that STAAR placed with the Court on June 22, 2009.  The balance of those funds, approximately $3.4 million, will be returned to STAAR.  In connection with the settlement, STAAR will voluntarily dismiss its appeals in both cases.  Pursuant to this settlement, during the fourth quarter of 2009, the Company recognized a gain on settlement of approximately $0.8 million; wrote off approximately $409,000 of previously incurred legal expenses; and reversed interest expenses totaling $472,000 that it had previously accrued in connection with the lawsuits (see Note 20).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 20 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for fiscal 2009, 2008 and 2007 is as follows (in thousands except per share data):

January 1, 2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Sales	$18,283	$19,117	$18,113	$19,832
Gross profit	10,339	10,664	9,835	11,055
Net loss	(1,662)	(1,088)	(1,967)	(1,483)
Basic and diluted loss per share	(0.06)	(0.04)	(0.06)	(0.04)

January 2, 2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Sales	$17,960	$20,665	$18,112	$18,157
Gross profit	7,755	11,534	10,458	10,360
Net loss	(8,940)	(2,545)	(2,250)	(9,460)
Basic and diluted loss per share	(0.30)	(0.09)	(0.08)	(0.32)

December 28, 2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Sales	$14,917	$14,932	$13,629	$15,885
Gross profit	7,295	7,237	6,770	7,964
Net loss	(3,521)	(4,357)	(3,830)	(4,291)
Basic and diluted loss per share	(0.14)	(0.16)	(0.13)	(0.15)

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Significant Fourth Quarter Adjustments

During the fourth quarter of 2009, the Company recorded four significant adjustments.  The first three adjustments were to reverse approximately $0.8 million in accrued legal judgments, included in other operating expenses (recovery), net $0.4 million in accrued legal fees, included in general and administrative expenses, and $0.5 million of accrued interest expense, included in interest expense, pursuant to the settlement of all outstanding litigation as more fully discussed in Notes 14 and 19.  The fourth adjustment, which partially offset the first, was to record, in other operating expenses (recovery), net the cumulative impact to prior periods in the amount of $0.6 million related to certain patents which had shorter legal useful lives than originally estimated (see Note 7).

During the fourth quarter of 2008, the Company recorded two significant adjustments.  First, the Company recorded an impairment loss of $1,023,000 related to certain patents that the Company determined were impaired pursuant to its review of long-lived assets under the provisions of ASC 360-10-35 (see Note 7).  Second, the Company recorded expense of $4,900,000 related to the March 2, 2009 Parallax verdict as discussed in Note 14.  Both fourth quarter adjustments are included in other operating expenses (recovery), net on the consolidated statements of operations for the fiscal year ended 2008.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON SCHEDULE

To the Board of Directors
STAAR Surgical Company
Monrovia, CA

The audits referred to in our report dated April 1, 2010 relating to the consolidated financial statements of STAAR Surgical Company and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule contained in Item 15.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Los Angeles, California
April 1, 2010

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
2009
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$846	$612	$126	$1,332
Deferred tax asset valuation allowance	47,708	3,093	—	50,801
	$48,554	$3,705	$126	$52,133
2008
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$684	$335	$173	$846
Deferred tax asset valuation allowance	45,419	2,289	—	47,708
	$46,103	$2,624	$173	$48,554
2007
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$690	$132	$138	$684
Deferred tax asset valuation allowance	40,436	4,983	—	45,419
	$41,126	$5,115	$138	$46,103