Form 10-Q
period 2010-04-02
STAAR SURGICAL CO
filed 2010-05-12
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2010
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

The registrant has 34,906,961 shares of common stock, par value $0.01 per share, issued and outstanding as of May 10, 2010.

STAAR SURGICAL COMPANY

INDEX

		PAGE
		NUMBER
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – April 2, 2010 and
	January 1, 2010	1

	Condensed Consolidated Statements of Operations – Three Months
	Ended April 2, 2010 and April 3, 2009	2

	Condensed Consolidated Statements of Cash Flows –
	Three Months Ended April 2, 2010 and April 3, 2009	3

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 6.	Exhibits	35

Signatures		36

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	April 2, 2010	January 1, 2010
ASSETS

Current assets:
Cash and cash equivalents	$16,274	$6,330
Restricted cash	7,532	7,396
Accounts receivable trade, net	6,903	9,269
Inventories, net	11,055	14,820
Prepaids, deposits and other current assets	2,413	2,591
Total current assets	44,177	40,406
Property, plant and equipment, net	3,538	5,005
Intangible assets, net	3,926	4,148
Goodwill	1,614	7,879
Other assets	1,231	1,243
Total assets	$54,486	$58,681

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,589	$7,416
Line of credit	2,140	2,160
Deferred income taxes	360	360
Obligations under capital leases	560	795
Note payable, net of discount	4,628	4,503
Accrued legal judgments	4,000	4,000
Other current liabilities	6,161	7,706
Total current liabilities	21,438	26,940
Obligations under capital leases	730	1,098
Deferred income taxes	653	653
Other long-term liabilities	2,241	2,136
Total liabilities	25,062	30,827

Commitments and contingencies (Note 13)

Series A redeemable convertible preferred stock, $0.01 par value; 10,000 shares authorized; 1,700 shares issued and outstanding at April 2, 2010 and January 1, 2010, respectively. Liquidation value $6,800	6,788	6,784

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; issued and outstanding 34,752 at April 2, 2010 and 34,747 at January 1, 2010	348	348
Additional paid-in capital	149,889	149,559
Accumulated other comprehensive income	960	3,254
Accumulated deficit	(128,561)	(132,091)
Total stockholders’ equity	22,636	21,070
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$54,486	$58,681
See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009

Net sales	$13,778	$12,158
Cost of sales	4,949	4,503

Gross profit	8,829	7,655

General and administrative	3,389	4,281
Marketing and selling	3,831	3,825
Research and development	1,533	1,412

Operating income (loss)	76	(1,863)

Other income (expense):
Interest income	1	3
Interest expense	(406)	(230)
Loss on foreign currency	(50)	(68)
Other income, net	41	55
Total other expense	(414)	(240)

Loss before provision for income taxes	(338)	(2,103)

Provision for income taxes	298	126
Loss from continuing operations	(636)	(2,229)

Income from discontinued operations, net of income taxes	4,166	567
Net income (loss)	$3,530	$(1,662)

Loss per share from continuing operations – basic and diluted	$(0.02)	$(0.08)
Income per share from discontinued operations – basic and diluted	$0.12	$0.02
Net income (loss) per share – basic and diluted	$0.10	$(0.06)

Weighted average shares outstanding – basic and diluted	34,750	29,641

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:

Net income (loss)	$3,530	$(1,662)
Income from discontinued operations	(4,166)	(567)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	442	498
Amortization of intangibles	200	197
Amortization of discount	125	68
Fair value adjustment of warrant	25	(50)
Loss on disposal of property and equipment	—	(5)
Change in net pension liability	93	64
Stock-based compensation expense	311	595
Other	95	3
Changes in working capital:
Accounts receivable	881	1,035
Inventories	417	26
Prepaids, deposits and other current assets	(405)	107
Accounts payable	(1,426)	(248)
Other current liabilities	(888)	(343)
Net cash used in operating activities of discontinued operations	(635)	(166)
Net cash used in operating activities	(1,401)	(448)

Cash flows from investing activities:
Proceeds from sale of subsidiary, net of transaction costs	12,051	—
Deposit to restricted escrow account	(136)	—
Acquisition of property and equipment	(106)	(136)
Proceeds from sale of property and equipment	—	17
Net change in other assets	(2)	(24)
Net cash provided by (used in) investing activities of discontinued operations	(50)	3
Net cash provided by (used in) investing activities	11,757	(140)

Cash flows from financing activities:
Repayment of capital lease obligations	(276)	(253)
Net cash used in financing activities of discontinued operations	(50)	(29)
Net cash used in financing activities	(326)	(282)

Effect of exchange rate changes on cash and cash equivalents	(86)	(400)

Increase (decrease) in cash and cash equivalents	9,944	(1,270)
Cash and cash equivalents, at beginning of the period	6,330	4,992
Cash and cash equivalents, at end of the period	$16,274	$3,722
See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2010
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The condensed balance sheet as of January 1, 2010 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements for the three months ended April 2, 2010 and April 3, 2009, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010.

The results of operations for the three months ended April 2, 2010 and April 3, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.  As fully discussed in Note 2, on March 2, 2010, the Company disposed of all of its interests in its subsidiary, Domilens GmbH (“Domilens”).  The disposal has been accounted for and reported as discontinued operations in the first quarter of 2010 in accordance with the provisions of ASC 205-20. All prior periods presented in the accompanying consolidated statements of operations and of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the divestiture.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

New Accounting and Other Pronouncements

On April 14, 2010, the FASB issued Accounting Standard Codification (ASC) update 2010-12 to ASC 740-10, “Income taxes.” On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the "Acts"). Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. This timing difference, related solely to the signing dates, should not have an impact on a majority of registrants because the Acts were both signed within a relatively short time period, which for the vast majority of companies falls into the same reporting period.  After consultation with the FASB staff, the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes.  The Company is currently assessing any impact these Acts will have on its consolidated financial statements and will treat them as one for accounting purposes under this assessment.

On April 16, 2010, the FASB issued ASC update 2010-13 to ASC Topic 718, “Stock Compensation.”  The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity's foreign operation that provide a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles (GAAP) do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

The Company issues all its share-based awards to employees, domestic or foreign, with an exercise price that is denominated in the U.S. Dollar, which is the same currency that the underlying common stock of the Company trades in.  All awards have a service condition and are classified as equity.  The adoption of this update when effective in fiscal year 2011 is not expected to have any impact to the Company’s consolidated financial statements.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2010
(Unaudited)

Internal Revenue Service (“IRS”): “Announcement 2010-30) – Draft Schedule and Instructions for Uncertain Tax Positions Proposal”

Earlier this year the Internal Revenue Service announced that it would require certain business taxpayers to report uncertain tax positions (“UTP”) on their returns for taxable years beginning in 2010. In a recent Announcement 2010-30 (the “Announcement”), the IRS issued a draft of the "Schedule UTP" that will be used for that reporting.

The reporting requirement applies to a taxpayer if the taxpayer has total assets of $10 million and has adopted a position that is treated as an uncertain tax position for financial accounting purposes. Based on the draft, the reporting requirement applies only to U.S. corporations required to file form 1120 (for U.S. corporations), 1120-L (for U.S. life insurance companies, including foreign life insurance companies that elect to be taxed as U.S. companies) or 1120-F (for foreign corporations required to file U.S. tax returns).  Positions taken by related entities are also covered.

An uncertain tax position is defined as a position for which the taxpayer has recorded a reserve in an audited financial statement.  Taxpayers must also report certain positions for which a reserve has not been recorded because of litigation or IRS administrative practice considerations.  Based on the IRS' previous announcements, it appears that a position for which a taxpayer should have recorded a reserve, but did not do so, will not be reportable.  The form contains a section for current-year positions and another one for prior-year positions. Thus, in effect, it is retroactive to the date of the taxpayer's first recorded reserve for an uncertain tax position.

Schedule UTP will make the process of tax return preparation somewhat more burdensome. It will make tax provision work for financial audit purposes much more burdensome, as it will place additional pressure on the analysis of whether each tax position is uncertain.  While the government has not yet raised the issue, it seems possible that a financial auditor who made an inappropriate decision about whether a position should be reported as uncertain could be subject to sanctions applicable to tax return preparers.

The IRS will determine the timing of the requirement to file Schedule UTP for these entities after comments have been received and considered.  Comment deadline is June 1, 2010.  While the Company does not have any reserves for uncertain tax positions as of April 2, 2010 and January 1, 2010, it is still assessing the impact, if any, this Announcement will have on its consolidated financial statements and tax returns.

Note 2 — Disposal of Domilens subsidiary

On March 2, 2010 (the “Closing Date”), STAAR Surgical Company completed the divestiture (the “Transaction”) of all of its interest in its German distribution subsidiary, Domilens GmbH (“Domilens”) through a management buyout led by funds managed by Hamburg-based Small Cap Buyout Specialist BPE Unternehmensbeteiligungen GmbH (“BPE”).  To effectuate the Transaction STAAR Surgical AG (“STAAR AG”), STAAR’s Swiss subsidiary and holder of 100% of the shares of Domilens, signed a Stock Purchase Agreement (the “Agreement”) with Domilens Akquisitions GmbH (“Domilens Akquisitions”) on February 24, 2010.  Domilens Akquisitions is a newly formed entity 74% owned by BPE and 26% owned by management of Domilens.

The Agreement provided for a gross Purchase Price (before Earn-Outs) of €10.5 million (approximately $14.3 million based on the foreign currency exchange rate on the Closing Date).  At closing on March 2, 2010, the gross purchase price was adjusted for €0.8 million (approximately $1.1 million) in cash dividends received by STAAR from Domilens,  €26,000 (approximately $35,000) related to certain expenses of compliance with the Sarbanes-Oxley Act of 2002, and €100,000 (approximately $136,000) which was used to fund an escrow account (see Note 3) for the payment of unaccrued taxes which might be assessed in a tax examination for periods prior to December 31, 2009.  The balance of the escrow account, after the resolution of such potential liabilities, if any, will be distributed to STAAR, no later than December 31, 2011.  After deducting expenses of sale totaling approximately $1.2 million, including estimated taxes of $46,000, the net cash proceeds from the transaction are expected to be approximately $11.8 million.  Approximately $227,000 of the transaction expenses are expected to be paid in the second quarter of 2010.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2010
(Unaudited)

Based on the performance of Domilens in fiscal years 2010, 2011 and 2012, STAAR may earn up to an additional €675,000 (approximately $920,000 at Closing Date foreign exchange rates).  These additional “earn-out” payments will be paid on achievement of specified earnings before income tax (“EBIT”) as set forth below.  If a target is missed in any year, but in the following year Domilens achieves the target and also makes up for the earlier shortfall, the payments for both years will be earned and paid.

Fiscal Year	Domilens EBIT	Earn-Out Payment
2010	€2,500,000 (~ $3.4 million)	€200,000 (~$273,000)
2011	€2,900,000 (~ $3.9 million)	€225,000 (~$307,000)
2012	€3,500,000 (~ $4.7 million)	€250,000 (~$340,000)

In connection with the Stock Purchase Agreement, STAAR on February 24, 2010 also entered into a Distribution Agreement with Domilens providing for the continued sale of certain STAAR products following the transfer of ownership.  The Distribution Agreement has a term of five years.  The Company will pay a $64,000 marketing allowance in 2010 for Domilens to use in marketing STAAR’s products post the Transaction.  During the first three years of the term, Domilens will be the exclusive distributor of covered products in Germany and Austria, subject to Domilens’ achieving minimum purchase levels.  After the initial three-year period, Domilens will have non-exclusive distribution rights for these STAAR products, unless the parties agree to an extension of the exclusivity. The following STAAR products are covered by the Distribution Agreement: preloaded silicone and acrylic IOL injectors, the Visian ICL, Visian Toric ICL and Visian Hyperopic ICL.

The Company considers Domilens to be a component of an entity as defined by ASC 205-20-20, since Domilens is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes.  The Transaction was accounted for as a divestiture as of the closing date, March 2, 2010, and Domilens was deconsolidated as of that date.  The net gain on sale of Domilens was $4.1 million, calculated and recorded as of the closing date, as the difference between the fair value of consideration received of approximately $11.8 million in cash (net of taxes and direct transaction costs) and the $7.7 million carrying value of Domilens’ net assets (assets, excluding cash which was offset as part of net proceeds received, less liabilities) pursuant to ASC 810-10-40.  Included in the net assets disposed of was goodwill of approximately $6.3 million resulting from the acquisition of Domilens by STAAR, which was completed in stages during a five-year period between 1998 and 2003.

The Company has determined that that the continuing cash flows from the Distribution Agreement are considered to be insignificant and STAAR will not have significant continuing involvement in the operations of the disposed subsidiary. Accordingly, the disposal was accounted for and reported as discontinued operations beginning in the first quarter of 2010 under the provisions of ASC 205-20-55, “Discontinued Operations.”  The Company will continue to make this assessment periodically or as necessary.

The Company’s results of operations for the divested Domilens subsidiary have been reported as discontinued operations for all periods presented and, accordingly, all prior periods reported in the consolidated statements of operations and of cash flows have been adjusted to conform to this presentation.  All sales made by STAAR after the closing date to unaffiliated Domilens GmbH, pursuant to the Distribution Agreement, have been included in STAAR’s continuing operations.

The following table summarizes certain unaudited selected components of discontinued operations for the divested Domilens subsidiary for the period through the Transaction closing date, March 2, 2010 and for the three months ended April 3, 2009 (in thousands, except per share amounts):

	2010	2009
Net sales	$3,584	$6,125
Gross profit	$1,544	$2,684
Net gain on disposal, net of $46 of taxes	$4,118	$—
Income from operations of Domilens before taxes	$64	$877
Provision for income taxes from operations	$(16)	$(310)
Income from discontinued operations, net of income taxes	$4,166	$567
I Income per share from discontinued operations – basic and diluted	$0.12	$0.02

Note 3 — Restricted cash

On June 22, 2009, the Company posted a $7.3 million deposit (150% of the Parallax judgment amount) with the Superior Court of California, County of Orange (the “Court”) (see Note 13).  The Court maintains full control of, and access to the deposit, including the ultimate disbursement of any and all amounts, plus interest.  The Company has no access to these funds and limited information as to their investment status.  The Court will pay approximately 1% interest per annum on the deposit, which will be reinvested into the deposit account by the Court and is subject to the same restrictions as the principal amount.  The Company has classified this restricted cash deposit as a current asset commensurate with the Parallax judgment being included in current liabilities.  As fully discussed in Note 13, on March 30, 2010 the Company settled both the Parallax and Moody lawsuits.  In exchange for complete mutual releases, the settlement provides for payment by STAAR of $4.0 million from the restricted deposit as its contribution to the global settlement.  The approximate $3.4 million residual deposit, including interest, will be returned to STAAR.  The Company considers this deposit to be akin to a purchase of a temporary investment with the Court and any activity in this account from its inception to liquidation will be included as investing cash outflows and inflows in the Company’s consolidated statements of cash flows.

On March 2, 2010, as part of the disposition of the Domilens subsidiary, the Company deposited $136,000 into a restricted escrow account to be held against payment of any unaccrued taxes assessed for periods prior to December 31, 2009.  Funds remaining after the resolution of such potential liabilities, if any, will be distributed to STAAR from the escrow account, no later than December 31, 2011.  The Company has classified this restricted cash as a current asset commensurate with the related contingent tax liability included in other current liabilities as of April 2, 2010.

Note 4 — Inventories, net

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	April 2,	January 1,
	2010	2010
Raw materials and purchased parts	$2,101	$1,846
Work-in-process	2,404	2,480
Finished goods	7,509	11,736
	12,014	16,062
Inventory reserves	(959)	(1,242)
	$11,055	$14,820

Note 5 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	April 2, 2010	January 1, 2010

Prepaids and deposits	$1,383	$1,169
Insurance receivable	55	438
Other current assets*	975	984
	$2,413	$2,591

* No item in “other current assets” above exceeds 5% of total current assets.

Note 6 – Goodwill and Other Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	April 2, 2010			January 1, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,719	$(8,725)	$1,994	$10,725	$(8,619)	$2,106
Customer relationships	1,678	(377)	1,301	1,694	(339)	1,355
Developed technology	1,066	(435)	631	1,077	(390)	687
Total	$13,463	$(9,537)	$3,926	$13,496	$(9,348)	$4,148

As of April 2, 2010 the gross carrying amount of the amortizable intangible assets had decreased by $33,000 as a result of changes in the foreign exchange rate.

The change in the carrying amount of goodwill from $7,879,000 as of January 1, 2010 to $1,614,000 as of April 2, 2010 is due principally to the disposition of Domilens as discussed in Note 2 and approximately $37,000 as a result of changes in foreign exchange rates related to the remaining goodwill.

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 2, 2010	January 1, 2010
Accrued salaries and wages	$1,839	$2,122
Commissions due to outside sales representatives	190	230
Accrued audit fees	273	460
Customer credit balances	610	589
Accrued income taxes	1,090	905
Accrued legal expenses	202	273
Accrued insurance	423	386
Accrued interest on Broadwood Note	244	499
Accrued bonuses	263	530
Other*	1,027	1,712
	$6,161	$7,706

* No item in “other” above exceeds 5% of total current liabilities.

Note 8 – Employee Benefits

The following table summarizes the components of net periodic pension cost recorded in general and administrative expenses for the Company’s defined benefit plans (in thousands):

	Three Months Ended April 2, 2010	Three Months Ended April 3, 2009
Service cost	$139	$138
Interest cost	33	33
Expected return on plan assets	(23)	(24)
Amortization of unrecognized transition obligation or asset	—	6
Amount of gain recognized due to a settlement or curtailment	—	(5)
Recognized actuarial loss	14	8
	$163	$156

During the three months ended April 2, 2010 and April 3, 2009, the Company made cash contributions totaling approximately $68,000 and $84,000 to its defined benefit pension plans.  The Company expects to make additional cash contributions totaling approximately $204,000 to its defined benefit pension plans during the remainder of 2010.

Note 9 — Note Payable

Broadwood Promissory Notes

The Company has $5 million principal amount of indebtedness under an Amended and Restated Senior Secured Promissory Note (the “Note”) held by Broadwood Partners, L.P. (“Broadwood.”), which was issued on April 13, 2009 and matures on December 14, 2010.  STAAR’s obligations under the Note are secured by substantially all of STAAR’s assets pursuant to a Security Agreement with Broadwood also dated April 13, 2009.  The Note evidences indebtedness that STAAR originally incurred on December 14, 2007 under a Senior Promissory Note.

The Note bears interest at an annual rate of 7%, which increases to 20% in the event of a default.  Among the events of default under the Note is a judgment against the Company in excess of $500,000 that “shall remain unpaid.”  Under a Temporary Waiver Agreement dated April 2, 2009, and amended on June 24, 2009, the Company cured any default that may be deemed to have occurred as a result of the $4.9 million Parallax judgment when it secured a stay on enforcement of the judgment, while appeal was pending, by placing a $7.3 million deposit with the court.  However, the Company agreed that the Note would bear interest at the default rate of 20% until the Company satisfied the Parallax judgment and resolved all other material litigation that was pending on June 24, 2009.  On March 30, 2010, the Company entered into a Stipulation for Settlement that satisfied the judgment and also resolved the Moody case, the only other material litigation that was pending on June 24, 2009, which caused the annual rate of interest on the Note to return to 7%.

For purposes of disclosure requirements under ASC 825-10-50-10, “Financial Instruments – Disclosure,” the Company performed a valuation of the Broadwood Note as of April 2, 2010, with the assistance of a valuation specialist using the discounted cash flows method.  Under this method, the Company used the expected future cash flows, consisting wholly of principal and interest payments contractually to be made to Broadwood under the terms of the Note, and discounted each of those cash flows to present value using an appropriate discount rate.

 Using discount rates of 8.0% and 8.9%, the fair value of the Broadwood Note approximated $5.0 million and $5.5 million as of April 2, 2010 and January 1, 2010, respectively.  The Broadwood Note was valued as of April 2, 2010 and January 1, 2010 based on Level 3 inputs.

Capital Lease Agreements

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of ASC 840-10-25, purchases under this facility are accounted for as capital leases and generally have a thirty-month to three-year term. Title to all assets under the Farnam leases remains with Farnam.  Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed-upon fair value.  If the Company does not choose to purchase the asset under lease, it may rent the assets on a month-to-month basis or return them to Farnam.  The Company must provide a 120-day notice prior to termination of its intent to purchase or return the assets.  On April 1, 2010, Schedule I, of IV Farnam lease schedules, matured and on April 26, 2010, the Company entered into a new lease agreement (Schedule V) and, after making contractual monthly payments thereon, Farnam will transfer title to the assets under the previous Schedule I lease to the Company at termination and provide the Company up to $250,000 of availability for new equipment financing.  Schedule V term will not commence until the Company draws on the full $250,000 for new asset purchases (“Commencement Date”) and will terminate twenty-four months after the Commencement Date, assuming all payments are made timely; the monthly payments will include both the previous assets under Schedule I and the new assets financed under Schedule V.  As of April 2, 2010, total remaining capital lease obligations under the Farnam leases for Schedules II-IV was $293,000 scheduled to terminate in August 2010, December 2010 and August 2011.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

Note 10 — Redeemable, Convertible Preferred Stock

On April 23, 2010, STAAR issued a call notice to the holders of its 1,700,000 outstanding shares of Preferred Stock establishing May 24, 2010 as the redemption date for the Preferred Stock.  On the redemption date each share of preferred stock shall be redeemed for $4.00 per share unless it has previously been converted to STAAR’s common stock. The holders of the preferred stock may convert their shares of Preferred Stock into common stock at a one-to-one ratio at any time until the close of business on May 17, 2010.  Any remaining unconverted shares of Preferred Stock will be purchased by STAAR at the redemption price of $4.00 per share on May 24, 2010, or on the soonest subsequent date when the shares are tendered to STAAR.  If none of the shares of Preferred Stock are converted, the aggregate purchase price payable by STAAR to redeem the 1,700,000 shares will be $6.8 million.

Note 11 — Stockholders’ Equity

The consolidated interim condensed financial statements include “basic” and “diluted” per share information.  Basic per share information is calculated by dividing net income or loss by the weighted average number of shares outstanding (“EPS”).  Diluted per share information is calculated by also considering the impact of potential issuances of common stock on both net income and the weighted number of shares outstanding.  As the Company is reporting discontinued operations for the disposition of Domilens (see Note 2), the Company will use its results from continuing operations as the “control number” for determining whether including potential common shares in the diluted EPS computation would be dilutive or anti-dilutive in accordance with ASC 260-10-45-18 and 19.  That is, the same number of potential common shares used in computing the diluted per-share amount for income or loss from continuing operations should be used in computing all other reported diluted per-share amounts even if those amounts will be anti-dilutive to their respective basic per-share amounts.  Accordingly, since the Company had a loss from continuing operations for all periods presented, potential issuance of 7,045,614 shares of common stock for the three months ended April 2, 2010 and 6,275,002 for the three months ended April 3, 2009 were excluded from the computation as the issuance of those shares would have had an anti-dilutive effect.

Comprehensive loss

The components of comprehensive loss are as follows (in thousands):

	April 2, 2010	April 3, 2009
Net income (loss)	$3,530	$(1,662)
Minimum pension liability adjustment	3	(1)
Foreign currency translation adjustment	(2,297)	(1,043)
Total comprehensive income (loss)	$1,236	$(2,706)

Note 12 — Geographic and Product Data

The Company reports segment information in accordance with ASC 280, “Segment Reporting”. Under ASC 280 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.

The Company markets and sells its products in approximately 50 countries and has manufacturing sites in the United States, Japan and Switzerland. Other than the United States, Japan and South Korea, the Company does not conduct business in any country in which its sales exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers between those in the United States, Japan, South Korea and other locations for each year, is set forth below (in thousands):

	Three Months Ended
	April 2,	April 3,
	2010	2009
United States	$4,022	$4,196
Japan	4,032	3,699
Korea	1,486	986
Other	4,238	3,277
Total	$13,778	$12,158

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

	Three Months Ended
	April 2,	April 3,
	2010	2009
IOLs	$6,877	$6,204
ICLs	5,860	4,886
Other Surgical Products	1,041	1,068
Total	$13,778	$12,158

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating foreign currency exchange rates, regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 13 — Commitments and Contingencies

Litigation and Claims

Two lawsuits against STAAR, Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136) and Scott C. Moody, Inc. v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132) were settled on March 30, 2010.  The settlement and the underlying cases are more fully described under Item 1 of Part II, “Legal Proceedings.”

The settlement, part of a global settlement among all parties to the matters, satisfies in full the $4.9 million judgment against STAAR in the Parallax matter and the $6.5 million judgment against STAAR in the Moody matter.  In exchange for complete mutual releases, STAAR will pay $4 million as its contribution to the global settlement.  STAAR’s contribution will be paid from a $7.4 million restricted deposit that STAAR placed with the Court on June 22, 2009 in order to secure a stay on enforcement of the Parallax judgment during STAAR’s appeal of the judgment.  The approximate $3.4 million residual deposit, including interest, will be returned to STAAR.  As part of the settlement, STAAR has agreed to dismiss its appeal in both cases.

In October 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for the defense of the Moody case and the appeal in the Parallax judgment.  The insurer’s agreement to defend was subject to a full reservation of its rights and defenses, but in connection with the settlement of the case the insurer has agreed not to seek recovery of any amounts it paid to defend the cases.

Prior to the settlement, and in addition to the $4 million contribution to the settlement, STAAR separately paid to the plaintiff approximately $150,000 in costs, legal fees and other assessments in the Moody case.

Note 14 — Stock-Based Compensation

The Company has adopted ASC 718, “Stock Compensation” effective December 31, 2005.

As of April 2, 2010, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Three Months Ended
	April 2, 2010	April 3, 2009
Stock based compensation expense	$248	$273
Common stock issued to employees	—	278
Restricted stock expense	34	65
Consultant compensation	29	(21)
Total	$311	$595

There was no net income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance.  In addition, the Company capitalized $23,000 and $33,000 of stock compensation to inventory for the three months ended April 2, 2010 and April 3, 2009, respectively, and recognizes those amounts as expense under in Cost of Sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. Each year the number of shares reserved for issuance under the 2003 Plan has been increased as necessary to provide that 2% of the total shares of common stock outstanding on the immediately preceding December 31 will be reserved for issuance, up to a maximum of 1,586,371 additional shares, and a maximum total of 6,500,000 shares issuable under the 2003 Plan and all of the Restated Plans incorporated in it. The 6,500,000 maximum shares were reached on January 1, 2007, and no additional shares will be available for issuance as incentives to employees without stockholder approval. Shares subject to grants under the 2003 Omnibus Plan that lapse or terminate in accordance with their terms become available for new grants under the 2003 Omnibus Plan. As of April 2, 2010, there were 177,831 shares authorized and available for grants under the 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock and unrestricted share grants. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Pursuant to the plan, options for 2,900,501 shares were outstanding at April 2, 2010 with exercise prices ranging between $0.95 and $8.80 per share.  Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years.  There were 114,667 shares of restricted stock outstanding at April 2, 2010.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase common stock or awards of common stock. The options under the plan were granted at fair market value on the date of grant, become exercisable over a three-year period, and expire 10 years from the date of grant. Pursuant to this plan, options for 500,000 were outstanding at April 2, 2010, with an exercise price of $11.125.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Under the provisions of the plan, 1.0 million shares were reserved for issuance; however, the maximum number of shares authorized may be increased provided such action is in compliance with Article IV of the plan. During fiscal year 2001, pursuant to Article IV of the plan, the stockholders of the Company authorized an additional 1.5 million shares. Generally, options under the plan are granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to the plan, options for 472,300 were outstanding at April 2, 2010 with exercise prices ranging between $3.350 and $13.625 per share. No further awards may be made under this plan.

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock. Generally, options under the plan were granted at fair market value at the date of the grant, become exercisable on the date of grant and expire 10 years from the date of grant. Pursuant to this plan, options for 45,000 shares were outstanding at April 2, 2010 with an exercise price of $1.70 per share. No further awards may be made under this plan.

Under provisions of the Company’s 1991 Stock Option Plan, 2.0 million shares were reserved for issuance. Generally, options under this plan were granted at fair market value at the date of the grant, become exercisable over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Pursuant to this plan, options for 10,000 shares were outstanding at April 2, 2010 with exercise price of $9.56 per share. No further awards may be made under this plan.

During fiscal years 1999 and 2000, the Company issued non-qualified options to purchase shares of its Common Stock to employees and consultants. Pursuant to these agreements, options for 15,000 shares were outstanding at April 2, 2010 with exercise price of $10.19 per share.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. Options granted with a three-year vesting life during the three months ended April 2, 2010 and April 3, 2009 had an expected term of 5.60 and 5.50 years derived from historical exercise and termination activity, respectively. The Company has calculated a 10.24% estimated forfeiture rate used in the model for fiscal year 2008 option grants based on historical forfeiture experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	April 2, 2010	April 3, 2009
Expected dividend yield	0%	0%
Expected volatility	80.49%	72.20%
Risk-free interest rate	2.35%	1.72%
Expected term (in years)	5.60	5.50

A summary of option activity under the Plans as of April 2, 2010 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2010	3,743	$5.36
Granted	224	3.43
Exercised	—	—
Forfeited or expired	(24)	3.26
Outstanding at April 2, 2010	3,943	$5.26	5.27	$-
Exercisable at April 2, 2010	3,269	$5.78	4.53	$-

The weighted-average grant-date fair value of options granted during the three months ended April 2, 2010 and April 3, 2009 was $2.36 and $0.59 per option, respectively. The total fair value of options vested during three months ended April 2, 2010 and April 3, 2009 was $285,000 and $739,000, respectively.  There were no options exercised in the three months ended April 2, 2010 and April 3, 2009.

A summary of the status of the Company’s non-vested shares as of April 2, 2010 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	759	$1.84
Granted	224	2.36
Vested	(285)	2.36
Forfeited	(24)	2.21
Nonvested at April 2, 2010	674	$1.79

As of April 2, 2010, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.67 years.

Note 15 — Supplemental Disclosure of Cash Flow Information

Interest paid was $552,000 and $74,000 for the three months ended April 2, 2010 and April 3, 2009, respectively. Income taxes paid amounted to approximately $583,000 and $267,000 for the three months ended April 2, 2010 and April 3, 2009, respectively.

The Company’s significant non-cash investing and financing activities were as follows (in thousands):

	April 2, 2010	April 3, 2009
Non-cash investing activities:
Disposal of Domilens transaction costs included in accounts payable	$273	$—
Assets obtained by capital lease	—	238
Non-cash financing activities:
Issuance of common stock to consultants for services performed	—	425

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and STAAR can give no assurances that its expectations will prove to be correct.  Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of STAAR.  These factors include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010 under the heading “Risk Factors.”  STAAR undertakes no obligation to update these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect actual outcomes.

The following discussion should be read in conjunction with STAAR’s interim condensed financial statements and the related notes provided under “Item 1— Financial Statements” above.

Overview

STAAR Surgical Company designs, develops, manufactures and sells implantable lenses for the eye.  We make lenses both for use in surgery that treats cataracts, and for use in corrective or “refractive” surgery.  All of the lenses we make are foldable, which permits the surgeon to insert them through a small incision in minimally invasive surgery. Cataract surgery is a relatively common outpatient procedure where the eye’s natural lens is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision.  Refractive surgery is performed to correct the type of visual disorders that have traditionally been treated with glasses or contact lenses.  We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs.”  The field of refractive surgery includes both lens-based procedures, using products like our ICL, and laser-based procedures like LASIK.  Successful refractive surgery can correct common vision disorders such as myopia, hyperopia and astigmatism.

Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

STAAR Surgical Company, Visian®, Collamer®, STAARVISC®, Elastimide®, nanoFLEX™, nanoPOINT™, Epiphany™, SonicWAVE™ and AquaFlow™ are trademarks or registered trademarks of STAAR in the U.S. and other countries.

Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

Effect of Domilens Divestiture on Financial Reporting

As more fully discussed below, on March 2, 2010 STAAR disposed of all of its interests in its former subsidiary, Domilens GmbH.  In accordance with U.S. generally accepted accounting principles, in particular the provisions of FASB’s Accounting Standard Codification (ASC) 205-20, “Discontinued Operations,” STAAR is accounting for the divestiture of Domilens as discontinued operations in the first quarter of 2010.

As a result of this accounting treatment, in all historical periods presented, Domilens’ results of operations and cash flows, which formerly were consolidated with those of STAAR and its other subsidiaries, are now segregated into a separate line item as “discontinued operations,” and the consolidated results of operations and cash flows of STAAR and its other subsidiaries have been adjusted to exclude the results of Domilens.  This presentation is intended to better enable the reader to compare current results from continuing operations of STAAR’s business ex-Domilens with the corresponding elements of the business in historical periods.

STAAR continues to sell products to Domilens GmbH – now an unaffiliated distributor – for distribution in Germany and Austria.  As a result, all sales made by STAAR to Domilens after the completion of the divestiture pursuant to the Distribution Agreement will be included in STAAR’s continuing operations.

Principal Products

Intraocular lenses.  We generate approximately half of our sales by manufacturing and selling foldable IOLs. A foldable IOL is a prosthetic lens used to replace a cataract patient’s natural lens after it has been extracted in minimally invasive small incision cataract surgery. STAAR manufactures IOLs out of silicone and out of Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material. STAAR’s IOLs are available in both three-piece and one-piece designs.  STAAR also markets internationally an independently sourced acrylic IOL, which is supplied in a preloaded injector using STAAR technology.  Over the years, we have expanded our range of IOLs to include the following:

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

Because most cataract patients are elderly, government agencies or government sponsored entities generally pay the cost of IOLs in our major markets, including the U.S.  As a result, IOL revenues will likely remain relatively stable even under adverse conditions in the general economy.  However, changes in reimbursement policy under these agencies and entities can adversely affect our selling prices or reduce the volume of cataract procedures.

Sales of IOLs during the three months ended April 2, 2010 were $6.9 million compared to $6.2 million for the same period in the prior year, representing approximately 50% and 51% of total net sales, respectively.

Implantable Collamer lenses.  Manufacturing and selling lenses used in refractive surgery is an increasingly important source of sales for STAAR.  We have used our proprietary biocompatible Collamer material to develop and manufacture implantable Collamer lenses, or ICLs.  STAAR’s VISIAN ICL and VISIAN Toric ICL, or TICL™, treat refractive disorders such as myopia (near-sightedness) and astigmatism. These disorders of vision affect a large proportion of the population. Unlike the IOL, which replaces a cataract patient’s cloudy lens, these products are designed to work with the patient’s natural lens to correct refractive disorders. The surgeon implants the foldable Visian lens through a tiny incision, under topical anesthesia. STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006. STAAR began selling the Visian TICL outside the U.S. in 2002. These products are marketed and sold in more than 45 countries.  STAAR’s goal is to establish the position of the ICL and TICL throughout the world as one of the primary choices for refractive surgery.  STAAR is currently seeking approval of the TICL in the U.S. and Japan.

Sales of ICLs during the three months ended April 2, 2010 were $5.9 million compared to $4.9 million for the same period in the prior year, representing approximately 42% and 40% of total net sales, respectively.

Other Surgical Products.  We also sell other instruments, devices, surgical packs and equipment used in cataract or refractive surgery, which we either manufacture or have manufactured for us.  However, we began deemphasizing these products in 2009 due to their lower overall gross profit margins.  We also make the AquaFlow Collagen Glaucoma Drainage Device, an implantable device used for surgical treatment of glaucoma.

Sales of other surgical products during the three months ended April 2, 2010 were $1.0 million compared to $1.1 million for the same period in the prior year, representing approximately 8% and 9% of total net sales, respectively.

Divestiture of German Distribution Business.  Until March 2, 2010, STAAR owned Domilens GmbH (“Domilens”), a leading distributor of ophthalmic products in Germany.  Products sold by Domilens include implantable lenses, related surgical equipment, consumables and other supplies. Domilens sells custom surgical kits that incorporate a surgeon’s preferred supplies and consumables in a single ready-to-use package, and services phacoemulsification and other surgical equipment. In addition to distributing and servicing products of third party manufacturers, Domilens has distributed STAAR’s IOLs, ICLs and Preloaded Injectors in Germany.  On March 2, 2010, STAAR sold all of its interests in Domilens through a management buyout led by funds managed by Hamburg-based Small Cap Buyout Specialist BPE Unternehmensbeteiligungen GmbH.  STAAR and Domilens have entered into a Distribution Agreement providing for the continued sale of STAAR products in Germany and Austria.

Operations

STAAR has significant operations both within and outside the U.S. Sales from activities outside the U.S. accounted for 79% of our total sales in fiscal year 2009 (approximately 68% after divestiture of Domilens), and 71% of our total sales in the first quarter of 2010 after divestiture of Domilens.

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

•
Japan.  STAAR operates administrative, manufacturing and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc.  STAAR Japan’s administrative and distribution facility is located in Shin-Urayasu and its manufacturing facility is located in Ichikawa City. All of STAAR’s preloaded injectors are manufactured at the Ichikawa City facility.  Following its approval by the Japanese Ministry of Health, Labor and Welfare on February 2, 2010, STAAR Japan began marketing and distributing the Visian ICL in Japan.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries.

On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the "Acts"). The Acts have a number of provisions that may affect medical device manufacturers. STAAR is currently assessing the impact, if any, the Acts will have on its business.

Strategy/Key Operational Metrics

STAAR’s strategy is to be valued as a leading global provider of innovative intraocular lens system technologies.  STAAR will employ a focused commercialization strategy to enable sustainable, profitable growth.

STAAR’s key operational metrics in 2010 are guided by two overriding strategic goals:  to generate a profit in 2010 and to lay the groundwork for sustainable profitability into the future.  In pursuit of these goals, STAAR has aligned its principal business initiatives during 2010 along the following five key operational metrics, which STAAR will also use to gauge its progress during the year:

•	Achievement of double digit percentage growth in sales from core ICL and IOL products as compared to the same quarter in the prior year;

•	Improvement in gross profit margins to the mid-60% level for the year;

•	Progress toward profitability throughout the year, with a goal of achieving net income for the full year;

•	Continued generation of cash flow from operations; and

•	Improvement in financial condition by retiring obligations and strengthening the balance sheet.

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

STAAR achieved approximately 20% growth in worldwide ICL sales during the first quarter of 2010 compared to the first quarter of 2009 and 15% growth in worldwide ICL sales during 2009 compared to 2008.  STAAR believes that it should be able to achieve growth at double digit levels throughout the year, especially in light of expansion in the Japanese market following the February 2, 2010 approval of the ICL.  However, the rate of growth in Visian ICL sales will partly depend on continued improvement in worldwide economic conditions.  ICL surgery is a relatively expensive elective procedure and is seldom reimbursed by insurers or government agencies.  STAAR believes that the global recession has reduced overall demand for refractive surgery, and it has been reported that consumer spending and consumer confidence has not returned to pre-recession levels.

STAAR will continue to focus its ICL marketing efforts in the key territories where it has established significant market share, based on the success of this strategy in 2009.  Japan will be added to the list in 2010; like other Asian countries, Japan has a high mean rate of myopia, which makes it a promising new market.  The key territories in which STAAR will seek to enhance Visian sales during 2010 are the U.S., Japan, Korea, China, India, Italy, Spain, Germany, U.K., and France.

During 2009 STAAR experienced a breakthrough in market penetration in Korea, where it believes implants of Visian products have exceeded 10% of the total volume of refractive surgery procedures and revenues for the Visian ICL products increased by 51% during the first quarter of 2010 as compared to the prior year first quarter.  STAAR is using Korea as a model of best practices for marketing that may serve to significantly increase market share in other key territories.

U.S. military forces currently represent the largest group of customers for ICLs in the U.S.  Military purchases of ICLs accounted for most of STAAR’s 2.5% growth in 2009 U.S. ICL sales over 2008.  STAAR does not believe that private sector purchases of ICLs will resume growing significantly until consumer confidence improves, which depends on continued recovery in the U.S. economy.  STAAR’s initiatives to increase its U.S. sales of ICLs are discussed in greater detail under the heading “Other Highlights - U.S. ICL Sales” below.

STAAR’s global IOL sales increased by 10.8% in the first quarter of 2010 compared to the first quarter of 2009.  The increases in the first quarter were led by growing sales of nanoFLEX and STAAR’s KS-X Acrylic Preloaded Injector in France and by resumed growth in Preloaded Injector sales in Japan, where sales grew by 5% over the first quarter of 2009.  While average IOL selling prices generally remain higher in Japan than in most other countries, STAAR has experienced more aggressive price competition than usual in that market beginning in 2009.

STAAR’s target of double digit growth in IOL sales for the remainder of 2010 will be most challenged by the need for progress in the U.S. market, where STAAR has seen its U.S. IOL sales volume decline for the last several years.  However, the rate of decline has recently decreased with and STAAR’s introduction of aspheric IOLs with NTIOL status in 2008 and 2009 has resulted in higher average selling prices for STAAR’s IOLs in the U.S., further reducing erosion in sales.  STAAR introduced three new products in the U.S. in 2009 in pursuit of growth in its IOL market: the nanoFLEX IOL, the nanoPOINT injection system, and the advanced Epiphany injector for STAAR’s three-piece Collamer aspheric lens.  These products did not have a significant impact on sales within 2009 due to timing of introduction, but STAAR believes they will have greater impact in 2010, especially the nanoFLEX™ IOL which STAAR has experienced a 26% increase in global sales.   Preloaded IOL sales increased by 18% driven by the launch of the KS-X Hydrophobic Acrylic Preloaded IOL in new markets.  STAAR believes its recent product introductions have given the company a much more competitive IOL product line with unique features and benefits, and offer an opportunity to regain lost IOL market share.  STAAR intends to support these products with sales and marketing initiatives in 2010.  Among these initiatives is the “nanoFLEX Challenge,” a program that facilitates an interested surgeon’s evaluation of the visual outcomes for patients receiving nanoFLEX IOLs compared with the outcomes from any other IOL currently used by the surgeon.

STAAR also seeks to obtain U.S. Food and Drug Administration (“FDA”) approval to sell its silicone Preloaded Injectors in the U.S. during 2010.  STAAR believes this product will further enhance its U.S. IOL offering, and will help STAAR maintain or increase its market share in the silicone IOL segment.  STAAR’s initiatives to increase its U.S. sales of IOLs are discussed in greater detail under the heading “Other Highlights - U.S. IOL Sales” below.

Improvement in gross profit margins to the mid-60% level for the year.  To achieve sustainable profitability, STAAR must not only increase its revenues but also increase the gross profit margin yielded by those revenues.  STAAR’s gross profit margin in the first quarter of 2010 was 64.1%.  This represents a substantial increase over profit margins previously reported on a consolidated basis including Domilens, the sale of which removed some of the lowest gross profit margin sales from STAAR’s product mix.  These products are presented in discontinued operations: third party products, supplies and disposables like surgical drapes, and assembly of custom surgical kits; however STAAR products sold to unaffiliated Domilens after the disposal will be included in continuing operations but is expected to be insignificant in relation to STAAR’s consolidated net sales.  However, even when compared with STAAR’s adjusted gross profit margins in the first quarter of 2009, STAAR experienced a 110 basis point increase in the first quarter of 2010.  This increase was due to a reduction in royalty expense resulting from the November 2009 expiration of a patent related to collagen copolymer lens material, which STAAR had licensed in 1996 from the Federov Institution of Russia.

STAAR will seek to further increase gross profit margin during 2010 through the following:

•
Increasing ICL sales as a percentage of STAAR’s overall product mix.  Visian ICLs and TICLs generally yield an 80% gross profit margin.  The Visian product line is STAAR’s most profitable product family and the largest contributor to enhanced gross profit margins.  During 2010 we expect the launch of ICL sales in Japan, and expanding market share in existing markets, to improve STAAR’s gross profit margins.  The sale of Domilens, whose products were overwhelmingly in the cataract area and included many non-lens products, has significantly increased the portion of our sales derived from the Visian product line.

•
Increasing Sales of Higher Value IOLs in the U.S. In 2007 and 2008 STAAR began converting its U.S. IOL product offering from lower value legacy products to newer aspheric designs that are eligible for enhanced Centers for Medicare and Medicaid Services (“CMS”) reimbursement as NTIOLs.  With the introduction of the nanoFLEX IOL in 2009, STAAR has introduced aspheric versions for both of its IOL product platforms.  As STAAR’s customers switch to aspheric lenses, U.S. IOL gross profit margins have increased.  In addition, results for the past year marketing efforts for the nanoFLEX lens suggest that this product has attracted new customers to STAAR IOLs and may rebuild U.S. IOL market share, further enhancing gross profit margins.

•
Continuing to Implement Centers of Excellence Program.  STAAR believes that it has an opportunity to reduce costs while continuing its history of innovation by rationalizing its business among its worldwide operations through its Centers of Excellence program.  During 2009 STAAR moved the production of silicone IOLs for use in Preloaded Injectors from Japan to the U.S., centralizing all silicone lens production in the U.S., thereby reducing STAAR’s overall IOL costs.  During 2010 STAAR intends to complete the transfer of IOL and ICL injector system manufacturing and R&D from the U.S. to Japan, which is expected to lead to cost savings and a greater focus on STAAR Japan’s more advanced lens injector designs.  STAAR also intends to take further efforts to improve silicone manufacturing efficiency in the U.S., based in part on the efficiencies of scale made possible by centralized manufacturing.

Progress toward profitability throughout the year, with a goal of achieving net income for the full year.  STAAR is reporting net income of $3.5 million or $0.10 per share in the first quarter of 2010, its first reported net income since 1999.  These earnings result from the $4.1 million net gain recognized by STAAR from the March 2, 2010 sale of Domilens, which is a non-recurring event.  However, while the net income reported for the first quarter does not signify that STAAR has achieved sustainable net income from its continuing operations, STAAR’s loss from continuing operations continues to decline and STAAR has set a goal of achieving net income for the full year.

STAAR achieved operating income from continuing operations of $76,000 during the first quarter of 2010, marking the first time since the third quarter of 2000 that it generated operating income during a quarterly period.  This follows STAAR’s milestone of achieving positive cash flow from operating activities in 2009 after six consecutive negative years.  Achieving the goal of net income for the full year will require further reductions in STAAR’s expenses, increase in sales and success in the initiatives to improve profitability contained in our other 2010 objectives.

Continued generation of cash flow from operations.  STAAR achieved positive cash flow from operating activities in 2009 including the Domilens subsidiary, and intends to continue its initiatives to improve cash flow in 2010.  STAAR used cash in operating activities in the first quarter of 2010 and expects to continue to use cash in operating activities due mainly to the $4.0 million litigation settlement payment that is expected to be paid in the second quarter of 2010.  While this payment will negatively affect cash flow from operating activities in the second quarter and possibly for the full year, the negative effect will be more than offset by the return of the $7.4 million bond which will be reflected as an inflow from investing activities.  To be successful, STAAR will need to offset the loss of the cash previously generated by Domilens, which usually provided cash from operating activities on a stand-alone basis and accounted for $1.8 million of STAAR’s cash from operations in 2009.

The $1.4 million in cash used in operating activities in the first quarter included $0.6 million used in discontinued operations.  Also reflected in cash used in operating activities were $0.4 million of previously incurred transaction costs related to the disposition of Domilens, $0.2 million in legal fees related to the Moody case and approximately $0.5 million in interest paid on the Senior Secured Promissory Note during the quarter. In addition, the first quarter is typically STAAR’s most challenging for cash because of accounting fees related to the annual audit of our financial statements, professional fees for our consultant on internal controls pursuant to the Sarbanes-Oxley Act of 2002, and holiday closures of facilities during December that reduce the processing and payment of invoices by STAAR during the last weeks of the fourth quarter, resulting in a significant increase in cash payments by STAAR as it catches up during the first month of the first quarter.

The exceptional demands on STAAR’s cash experienced in the first quarter are not expected to recur, and it is anticipated that following the March 30, 2010 settlement of the Parallax and Moody litigation STAAR’s reduction in legal expense will largely offset the loss of cash previously generated by Domilens.  STAAR would have expected this to result in resumption of positive cash provided by operations, but for the effect of the $4 million cash settlement payment to be made by STAAR in the second fiscal quarter of 2010.  This payment will be made from the $7.4 million in restricted cash STAAR has on deposit with the California Superior Court for the County of Orange, with the balance of $3.4 million returned to STAAR.  While this payment will negatively affect reported cash flow for the second quarter and the full year, STAAR does not otherwise expect that it will need to use cash to support operations for the remainder of the year.

Improve financial condition by retiring obligations and strengthening the balance sheet. Although the net proceeds of approximately $11.8 million in cash raised from the sale of Domilens significantly improved the cash position of STAAR, as discussed below under “Liquidity and Capital Resources,” STAAR has two significant financial obligations that mature in 2010:  repayment of the $5 million principal balance on the Broadwood Note due on December 14, 2010; and the right of the holders of 1,700,000 shares of our Series A Redeemable, Convertible Preferred Stock (the “Preferred Stock”) to redeem these shares at $4.00 per share, or $6.8 million in cash in aggregate, which right by its terms would have matured on December 29, 2010.

STAAR’s goal is to resolve all of its major obligations with existing capital reserves and cash generated from operations.  In keeping with this goal, STAAR elected to call all of the outstanding shares of Preferred Stock by delivering a Call Notice to the holders on April 23, 2010.  The holders of the Preferred Stock may, through May 17, 2010, convert all or some of their shares to common stock on a one-to-one basis.  Any remaining unconverted shares of Preferred Stock will be purchased by STAAR in cash at a redemption price of $4.00 per share on May 24, 2010, or on the soonest subsequent date when the shares are tendered to STAAR.  Because the market price of STAAR’s common stock currently exceeds $4 per share, STAAR believes it is more likely that the holders will elect to convert their shares rather than redeeming them.

STAAR expects to be able to repay the Broadwood Note from working capital when it matures, and STAAR also has the right to prepay the note without penalty.  The Broadwood Note currently bears interest at a rate of 7% per annum.

STAAR seeks to reserve any future capital raising efforts for initiatives to expand its business, rather than meeting existing obligations.  Nevertheless, depending on STAAR’s cash position during the remainder of 2010, it may find it necessary to seek additional financing.  See “Liquidity and Capital Resources” below.

Highlights

Divestiture of Domilens

On March 2, 2010 we completed the divestiture of all of our interest in our former German distribution subsidiary, Domilens GmbH through a management buyout led by funds managed by Hamburg-based Small Cap Buyout Specialist BPE Unternehmensbeteiligungen GmbH (“BPE”).  STAAR’s financial advisor in the transaction was Berenberg Bank, a German investment bank headquartered in Hamburg.

STAAR originally purchased Domilens in a series of stock purchases from the founder of the business between 1998 and 2003.  STAAR originally intended to use Domilens as a channel for increased sales in the German market.  However, by 2009 sales of STAAR product accounted for only approximately 7.6% of Domilens sales.  The majority of Domilens sales have been third party products, including IOLs of other manufacturers, disposables and other supplies such as surgical drapes, and the assembly of custom surgical kits containing a package of mostly third party products needed for a single procedure.  While profitable, this business operated at gross profit margins that are significantly lower than STAAR’s overall average.

A distribution agreement between STAAR and Domilens provides that Domilens will continue to purchase STAAR products at the unit sales volume previously projected for 2010 through 2012.  Because of the nature of the Domilens business and the promise of continued distribution in Germany and Austria at projected levels, STAAR determined that the sale of Domilens would not impede its core business, and would permit management to focus on its higher value core business of developing, manufacturing and selling its own advanced ophthalmic products. STAAR also determined that the gross purchase price for Domilens, at approximately 6.9 times Domilens’ earnings before income taxes, represented a reasonable value for its investment in Domilens, and that these funds were of greater use to STAAR as working capital.

The terms and conditions of the sale of Domilens are set forth in a Stock Purchase Agreement dated February 14, 2010 (the “Stock Purchase Agreement”), a copy of which is filed with this report as Exhibit 2.1.  The summary description of the terms of the Stock Purchase Agreement included in the following discussion is qualified in its entirety by the full text of the Stock Purchase Agreement, which is incorporated herein by this reference.

The Agreement provided for a gross Purchase Price (before Earn-Outs) of €10.5 million (approximately $14.3 million based on the foreign currency exchange rate on the Closing Date).  At closing on March 2, 2010, the gross purchase price was adjusted for €0.8 million (approximately $1.1 million) in cash dividends received by STAAR from Domilens,  €26,000 (approximately $35,000) related to certain expenses of compliance with the Sarbanes-Oxley Act of 2002, and €100,000 (approximately $136,000) which was used to fund an escrow account for the payment of unaccrued taxes which might be assessed in a tax examination for periods prior to December 31, 2009.  The balance of the escrow account, after the resolution of such potential liabilities, if any, will be distributed to STAAR, no later than December 31, 2011.  After deducting expenses of sale totaling approximately $1.2 million, including estimated taxes of $46,000, the net cash proceeds from the transaction are expected to be approximately $11.8 million.  Approximately $227,000 of the transaction expenses are expected to be paid in the second quarter of 2010.

Based on the performance of Domilens in fiscal years 2010, 2011 and 2012, STAAR may earn up to an additional €675,000 (approximately $920,000 at the closing date exchange rate).  These additional “earn-out” payments will be paid on achievement of specified earnings before interest and tax (“EBIT”) as set forth below.  If a target is missed in any year, but in the following year Domilens achieves the target and also makes up for the earlier shortfall, the payments for both years will be earned and paid.

Fiscal Year	Domilens EBIT	Earn-Out Payment
2010	€2,500,000 (~ $3.4 million)	€200,000 (~$273,000)
2011	€2,900,000 (~ $3.9 million)	€225,000 (~$307,000)
2012	€3,500,000 (~ $4.7 million)	€250,000 (~$340,000)

The benefits expected to be achieved from the Domilens divestiture include the following: approximately $11.8 million in net cash proceeds; greater focus on STAAR’s core business; significantly enhanced gross profit margins; and a contractual commitment to meet projected sales levels for STAAR products in Germany and Austria through 2012.

The earn-out payments will be earned only if Domilens significantly improves its performance over levels it has historically been able to achieve. Domilens may not be able to achieve these improvements.  The escrow account will be used to pay any additional unaccrued taxes that the German tax authorities may assess after their next tax audit, which STAAR cannot predict and may leave little or no funds in the escrow account remaining for distribution to STAAR.

Call of Series A Redeemable, Convertible Preferred Stock.  On April 23, 2010, subsequent to the end of the first fiscal quarter, STAAR issued a call notice to the holders of its 1.7 million outstanding shares of Series A Convertible Preferred Stock (the “Preferred Stock”), establishing May 24, 2010 as the redemption date for the Preferred Stock.  On the redemption date each share of preferred stock shall be redeemed for $4.00 per share unless it has previously been converted to common stock. The holders of the preferred stock may convert their shares of Preferred Stock into common stock at a 1:1 ratio at any time until the close of business on May 17, 2010.  Because the value of STAAR’s common stock currently exceeds $4 per share, STAAR believes it is more likely that the holders of the Preferred Stock will convert their shares rather than tendering them for redemption.  Any remaining unconverted shares of Preferred Stock will be purchased by STAAR at a redemption price of $4.00 per share on May 24, 2010, or on the soonest subsequent date when the shares are tendered to STAAR.  If none of the shares of Preferred Stock are converted, the aggregate purchase price payable by STAAR to redeem the 1.7 million shares would be $6.8 million.

U.S. ICL Sales

We consider ICL sales growth in the U.S. market to be important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

Visian ICL sales in the U.S. grew by 7% during the first quarter of 2010 over the prior year period, after growing 2.5% over the prior year in 2009.  Most of the U.S. growth in ICL sales has been in sales to the military, while most of the private sector suffered similar declines to the overall refractive surgery market in the U.S.

STAAR believes that the continued effects of the recent economic recession represents the largest challenge to increased growth in U.S. private sector ICL sales. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements.  STAAR believes that the lack of growth in private sector ICL sales in the U.S. results from the significantly lower volume of patients seeking refractive surgery in the last two years, which has reduced the number of patients to whom the ICL is offered. While ICL sales have been much more resistant to the recession than laser-based procedures, unless the recent economic recovery continues and consumer spending levels also recover, private sector ICL sales will not grow significantly and may decline.  STAAR believes that its share of the U.S. refractive surgery market has grown during the past two years, which will position the ICL for strong sales growth when conditions improve. By contrast, the general U.S. refractive surgery market has declined by approximately 50% during the past two years.

The ICL has continued to benefit from positive media coverage during early 2010.  For example, in February 2010, it was widely reported that Steve Holcomb, who won a gold medal in 2010 Winter Olympics as pilot of the U.S. four-man bobsled team, had been able to continue his successful athletic career only because he had received ICLs to correct his severe myopia approximately two years ago.

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

•	concerns about medical complications and patient dissatisfaction following LASIK could reduce interest in all refractive surgical procedures; and

•	FDA approval of the TICL, which STAAR sells in 45 international markets for treating patients affected by both myopia and astigmatism, has not yet been realized.

Concerns about complications and levels of patient satisfaction following refractive surgery first gained wide publicity in the U.S. following an April 25, 2008 public meeting on the subject conducted by the FDA Ophthalmic Devices Panel.  While the panel also discussed phakic IOLs such as the Visian ICL, most of its discussions centered on LASIK and testimony regarding customer dissatisfaction following LASIK surgery.  The Panel recommended enhanced patient warnings of possible complications for LASIK and created a task force to study methods of better identifying those patients who are more likely to have an unsatisfactory outcome from laser vision correction. On October 15, 2009, the FDA announced a three-phase collaborative study on the potential impact of LASIK surgery on a patient’s quality of life, and also issued warning letters to seventeen ambulatory surgery centers citing inadequate systems for reporting adverse events resulting from LASIK.  Concerns of patients and doctors about the quality of refractive surgery outcomes may have played a role in the reduced demand for laser surgery observed in 2008 and 2009, but because the emergence of those concerns coincided with a severe economic recession, it will be difficult to assess their impact until the general consumer economy substantially recovers.  Patient concerns about LASIK could provide an opportunity for STAAR to differentiate the Visian ICL product based on superior quality of vision, reduced risk of complications for many patients eligible for either procedure, and the ability to remove the ICL if a patient is dissatisfied with results.  However, STAAR believes that concerns about the safety and effectiveness of LASIK have likely decreased patient interest in all refractive surgery, including the Visian ICL. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome.

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

As the U.S. market for ICLs has matured, STAAR has placed less emphasis on increasing its overall physician customer base and devoted more attention to identifying and supporting those practices that show potential for significant repeat business through a professional commitment to the ICL technology.

In April 2010 STAAR introduced its nanoPOINT 2.0 injector system for the ICL, which is capable of delivering the ICL through a 2.0 mm incision.  The reduced incision size decreases the chance of inducing astigmatism during lens implantation surgery, and is also believed to reduce healing time and decrease the risk of infection.  Because the potential for infection is reduced, STAAR believes the nanoPOINT 2.0 may encourage more surgeons to consider implanting the ICL in an office-based procedure.  Implanting the ICL in an office surgical suite, rather than a hospital or surgery center, makes the ICL more competitive with laser-based procedures in cost and convenience.  The nanoPOINT 2.0 design is based on the same nanoPOINT injector used to deliver STAAR’s nanoFLEX single piece aspheric Collamer lens.

U.S. IOL Sales.  For several years STAAR has experienced a decline in U.S. market share of IOLs. The rate of decline has slowed as STAAR has begun replacing older lens designs with higher priced NTIOL lenses. U.S. IOL sales declined 5.3% in the first quarter of 2010 compared to the same quarter of 2009 due to decreased sales of lower priced silicone IOLs as long term pricing agreements with customers expire.  This decline was offset somewhat by a 16% increase in average selling price and a 17% increase in nanoFLEX™ IOL sales.  U.S. IOL sales declined 8% in 2009 compared to the prior year.  Factors contributing to long-term decline in U.S. IOL sales include STAAR’s relatively late introduction of advanced aspheric optics, the decreasing market for silicone IOLs, and the popularity of hydrophobic acrylic lenses in the U.S. market.

STAAR’s strategy to achieve its gross profit margin target in its U.S. IOL business is to rationalize its product offering around its higher value products, including recently introduced products and products planned for introduction in the near future. This has included aspheric optics across all IOL platforms, approval of higher reimbursement from Medicare for these lenses, improved delivery systems for Collamer IOLs to broaden their appeal, and preloaded delivery systems for silicone lenses. Successful implementation of this strategy is subject to risks, including the risk of delays in developing new products or securing regulatory approval.

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

The addition of aspheric optics to STAAR’s IOL designs has been a primary focus of STAAR’s recent development efforts. Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. In recognition of these advantages the Centers for Medicare and Medicaid Services will grant NTIOL status to aspheric IOLs that can demonstrate improved visual performance over conventional IOLs, allowing an extra $50 reimbursement, per lens implanted, to an ASC (ambulatory surgical center). This additional reimbursement expires on February 26, 2011 for all IOLs in this class. Upon expiration of the NTIOL status, CMS may allow pass through billing by the facility to the patient as they have for previous NTIOL designations.  Because the majority of IOL purchases in the U.S. are implanted at ASCs and reimbursed through Medicare, NTIOL status significantly increases STAAR’s potential margin on qualifying lenses.

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

•	Gain approval for a preloaded silicone IOL injector system in the U.S. in 2010;

•	Develop a preloaded injector system for our Collamer IOLs;

•	Initiate a formal post-market clinical evaluation to support a possible submission to the FDA of claims that the lens offers patients less spectacle dependence or accommodation; and

•	Initiate a clinical study of a new IOL we have designed to enhance the near and intermediate visual results with Collamer.

STAAR cautions investors that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

STAAR’s development efforts aim to realize the full market potential for Collamer IOLs by continuously improving lens delivery systems and differentiating STAAR’s silicone IOL offering through the Preloaded Injector. Approximately one-half of IOLs sold by STAAR in the U.S. are made of silicone, which was the original material used for foldable IOLs. Physician preferences in the U.S. have shifted to toward acrylic IOLs and silicone IOLs now account for approximately 18% of the U.S. IOL market. STAAR believes that its Collamer lenses have outstanding optical qualities and superior biocompatibility, and should be capable of competing with any of our competitor’s acrylic lens products in the advanced material sector. In addition, increasing use of the ICL, which relies on the outstanding optical properties of Collamer, has also introduced the advantages of the Collamer material to a growing number of surgeons. However, growth of the Collamer IOL market has been limited by the difficulty of perfecting delivery systems for the soft Collamer material. Although acrylic lenses do not have the same level of optical performance in the eye as Collamer and often introduce glare or glistening into the visual field, the stiffness and toughness of the acrylic material makes design of delivery systems less difficult. STAAR has completed a number of development projects intended to make Collamer lenses easier to deliver and broaden customer appeal. The nanoPOINT injector system, which delivers the nanoFLEX single-piece Collamer IOL through a 2.2 mm incision, was the first of these projects to reach market and was launched in April 2008. In addition the launch of the Epiphany injector for the Collamer three-piece lens in the third quarter of 2009 brings smoother and more controlled delivery to one of STAAR’s most advanced lenses.

Over the past several years surgeons implanting single piece Collamer IOLS (including the current nanoFLEX IOL) have reported that their cataract patients have better than expected near vision. In late 2008, STAAR organized the Collamer Accommodating Study Team or “CAST.” The CAST consists of eight prominent physicians across the U.S. who are implanting the recently introduced nanoFLEX IOL and are checking both near and intermediate vision approximately one month post operation. Feedback from the group indicates that the near vision achieved is better than that of any conventional IOL where we have comparative data. The feedback also indicates that the intermediate vision is better than “presbyopia correcting” IOLs that have been studied and near vision approaches that of presbyopia correcting IOLs that are already on the market.

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

Status of U.S. TICL Submission.  STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement.  Following a two-year process in which STAAR addressed a number of agency concerns, on July 21, 2009, the FDA notified STAAR that as a result of STAAR’s corrective actions the FDA had removed an integrity hold on our application for approval of the TICL, and would resume its consideration of the application.  During August and September 2009, the agency and STAAR resolved a number of questions related to the TICL supplement in an interactive process.  On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions and requested labeling changes related to the TICL application.  The letter provides that STAAR has 180 days to present its response to the FDA; STAAR is actively working on the preparation of the comprehensive response to the items in this letter.

Status of Japan TICL Submission. On February, 2, 2010, Japan’s Ministry of Health, Labor and Welfare (MHLW) approved the sale of the Visian ICL.  STAAR submitted a partial change application for approval of the Visian Toric ICL to the Pharmaceuticals and Medical Device Agency (PMDA) on April 9, 2010.  While STAAR may receive initial comments within approximately two months of submission, MHLW generally requires approximately one year to eighteen months to fully process a partial change application.   That timeline can change based on the nature of the product under review.

New Accounting and Other Pronouncements

On April 14, 2010, the FASB issued Accounting Standard Codification (ASC) update 2010-12 to ASC 740-10, “Income taxes”.  On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the "Acts"). Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. This timing difference, related solely to the signing dates, should not have an impact on a majority of registrants because the Acts were both signed within a relatively short time period, which for the vast majority of companies falls into the same reporting period.  After consultation with the FASB staff, the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes.  The Company is currently assessing any impact these Acts will have on its consolidated financial statements and will treat them as one for accounting purposes under this assessment.

On April 16, 2010, the FASB issued ASC update 2010-13 to ASC Topic 718, “Stock Compensation”. The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity's foreign operation that provide a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles (GAAP) do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

The Company issues all its share-based awards to employees, domestic or foreign, with an exercise price that is denominated in the U.S. Dollar, which is the same currency that the underlying common stock of the Company trades in.  All awards have a service condition and are equity classified.  The adoption of this update, when effective in fiscal year 2011 is not expected to have any impact to the Company’s consolidated financial statements.

Internal Revenue Service (“IRS”): “Announcement 2010-30) – Draft Schedule and Instructions for Uncertain Tax Positions Proposal”

Earlier this year the Internal Revenue Service announced that it would require certain business taxpayers to report uncertain tax positions (“UTP”) on their returns for taxable years beginning in 2010. In a recent Announcement 2010-30 (the “Announcement”), the IRS issued a draft of the "Schedule UTP" that will be used for that reporting.

The reporting requirement applies to a taxpayer if the taxpayer has total assets of $10 million and has adopted a position that is treated as an uncertain tax position for financial accounting purposes. Based on the draft, the reporting requirement applies only to U.S. corporations required to file form 1120 (for U.S. corporations), 1120-L (for U.S. life insurance companies, including foreign life insurance companies that elect to be taxed as U.S. companies) or 1120-F (for foreign corporations required to file U.S. tax returns).  Positions taken by related entities are also covered.

An uncertain tax position is defined as a position for which the taxpayer has recorded a reserve in an audited financial statement.  Taxpayers must also report certain positions for which a reserve has not been recorded because of litigation or IRS administrative practice considerations.  Based on the IRS' previous announcements, it appears that a position for which a taxpayer should have recorded a reserve, but did not do so, will not be reportable.  The form contains a section for current-year positions and another one for prior-year positions. Thus, in effect, it is retroactive to the date of the taxpayer's first recorded reserve for an uncertain tax position.

Schedule UTP will make the process of tax return preparation somewhat more burdensome. It will make tax provision work for financial audit purposes much more burdensome, as it will place additional pressure on the analysis of whether each tax position is uncertain. While the government has not yet raised the issue, it seems possible that a financial auditor who made an inappropriate decision about whether a position should be reported as uncertain could be subject to sanctions applicable to tax return preparers.

The IRS will determine the timing of the requirement to file Schedule UTP for these entities after comments have been received and considered.  Comment deadline is June 1, 2010.  While the Company does not have any reserves for uncertain tax positions as of April 2, 2010 and January 1, 2010, it is still assessing the impact, if any, this Announcement will have on its consolidated financial statements and tax returns.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended April 2, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.  We have adjusted all prior periods presented to account for the Domilens divestiture on March 2, 2010 and present Domilens as a discontinued operation.

	Percentage of Net Sales		Percentage Change
	April 2, 2010	April 3, 2009	2010 vs. 2009

Net sales	100.0%	100.0%	13.3%
Cost of sales	35.9	37.0	9.9
Gross profit	64.1	63.0	15.3

General and administrative	24.6	35.2	(20.8)
Marketing and selling	27.8	31.5	0.2
Research and development	11.1	11.6	8.6
	63.5	78.3	(8.0)
Operating income (loss)	0.6	(15.3)	— *
Other expense	(3.0)	(2.0)	72.5
Loss before provision for income taxes	(2.4)	(17.3)	(83.9)
Provision for income taxes	2.2	1.0	— *
Loss from continuing operations	(4.6)	(18.3)	(71.5)
Income from discontinued operations, net of income taxes	30.2	4.7	— *
Net income (loss)	25.6%	(13.6%)	— *

*      Denotes change is greater than +100%

Net sales

Net sales for the first quarter of 2010 were $13.8 million, an increase of 13.3% compared with $12.2 million for the same period of 2009.  The change in net sales was principally due to a 23% increase in international product sales, partially offset by an approximate decrease of 4% in U.S. net sales.  Changes in currency had a $0.2 million favorable impact on net sales for first quarter of 2010.

International sales for the first quarter 2010 were $9.8 million, up 23% compared with $8.0 million reported in the same period of 2009.  During the current quarter, international Visian ICL sales grew to $4.4 million, a 25% increase compared to the $3.5 million in sales reported in the prior year, due to a 22% increase in volume and a 3% increase in average selling prices (ASP).  During the quarter the Company received approval for the Visian ICL in Japan and began training surgeons for certification for surgery.

International IOL sales grew to $4.8 million, which is a 19% increase over sales of $4.1 million reported in the prior year, principally due to a 29% increase in units sold partially offset by lower ASPs due to continued pricing pressures in Japan.

U.S. sales declined by 4% to $4.0 million from $4.2 million compared to the same period in 2009 due to a 22% decline in other product sales and a 5% decline in IOL sales, partially offset by an increase in Visian ICL sales.  In the U.S., which is still the largest refractive surgery market, Visian ICL sales increased by 7% despite continued negative trends for the overall growth rate of refractive procedures.

U.S. IOL sales declined by 5.3% due to decreased sales of lower priced silicone IOLs as long term pricing agreements with customers expire.  This decline was offset somewhat by a 16% increase in average selling prices resulting from a 17% increase in nanoFLEX™ IOL sales.

Gross profit margin

Gross profit margin for the first quarter was $8.8 million, or 64.1% of revenue, compared with $7.7 million, or 63.0% of revenue, in the prior year period.  The year-over-year increase is due to a decrease in royalty expense resulting from the 2009 expiration of a patent licensed to STAAR.  Royalty expense in the first quarter of 2009 was $0.2 million.  The increase in gross profit margin was partially offset by the effect of a 17.5% increase in sales of preloaded IOLs in regions that yield a lower gross profit margin and a 3% decrease in IOL average selling prices due to price competition in the Japanese market.

General and administrative

General and administrative expenses for the quarter were $3.4 million, a decrease of 21% when compared with $4.3 million reported last year due to decreased legal expenses, lower insurance premiums and headcount reductions in Japan.

Marketing and selling

Marketing and selling expenses were essentially flat compared to prior year despite the 13% growth in revenues.

Research and development

Research and development expenses increased slightly due to reclassification of certain expenses in Japan from general and administrative to research and development.

Other expenses, net

Other expenses, net, were $0.4 million compared with $0.2 million in the first quarter of 2009 due primarily to a change in the stated interest rate in the second quarter of 2009 on the Broadwood note from 7% to 20% as a result of the Parallax litigation judgment.  The settlement of all outstanding litigation on March 30, 2010 has resulted in a return of the interest rate to 7% beginning in the second quarter of 2010.

Income from discontinued operations, net of taxes

On March 2, 2010, the Company sold all of its interests in its German subsidiary, Domilens.  As a result of the transaction the Company recorded a net gain on sale of $4.1 million in the first quarter of 2010; the Company also recorded income from discontinued operations of $48,000 in the current quarter compared to $567,000 in first quarter of 2009.

Liquidity and Capital Resources

While STAAR has recently made significant progress in generating operating income and improving cash flow, it has a history of losses and negative cash flows on a consolidated basis over the last several years, primarily as a result of losses in the U.S. business. During this period STAAR has raised additional funds to support operations through sales of equity and debt securities. As cash flow improved in recent quarters, STAAR has sought to avoid further financings and to operate exclusively on self-generated cash. This strategy was challenged in 2009, when cash reserves were drawn down to low levels, positive cash flow had not yet been achieved, and STAAR suffered an adverse litigation judgment in the amount of approximately $4.9 million in the case Parallax Medical System, Inc. v. STAAR.  On June 17, 2009, STAAR completed a registered public offering (the “Offering”) with certain existing institutional investors, raising a total of $8.5 million in cash by issuing 4.6 million shares of Company’s common stock. The proceeds were primarily applied to posting a required $7.3 million deposit with the Superior Court of California, County of Orange, in order to secure a stay on enforcement of the Parallax judgment during STAAR’s then-pending appeal.

The ability to avoid a subsequent short-term cash shortfall without selling additional equity securities was a principal consideration in STAAR’s divestiture of Domilens on March 2, 2010.  Among the expected demands on STAAR’s capital resources underlying this decision, the most pressing was the $6.5 million verdict rendered in the Moody case, and the potential need to post a $9.8 million appeal bond on or before April 30, 2010.  The Domilens divestiture yielded a total of approximately $11.8 million in net cash proceeds to STAAR.  The potential need to post an appeal bond was, however, eliminated by the global settlement of the Parallax and Moody cases on March 30, 2010.  STAAR’s $4 million contribution to the global settlement will be paid from the $7.4 million (inclusive of interest) restricted deposit that STAAR already had placed with the Court on June 22, 2009 in connection with the Parallax case.  As a result, STAAR will be able to apply the entire $11.8 million in net cash proceeds from the Domilens sale to working capital and repayment of the $5 million Broadwood note, along with approximately the $3.4 million residual amount that will be refunded to STAAR from the restricted deposit.

The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow provided by operating activities, proceeds from the Domilens divestiture, sale of STAAR common stock, and borrowings under the Company’s credit facilities.  Any withdrawal of support from its lenders could have adverse consequences on the Company’s liquidity.  In addition, if none of the shares of Preferred Stock are converted, the aggregate purchase price payable by STAAR to redeem the 1.7 million shares would be $6.8 million, thus requiring further reduction in cash available for working capital.  The Company’s liquidity also depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding.

STAAR’s need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in achieving and maintaining positive cash flow and earnings through the strategies described above under the caption “Strategy.” STAAR cannot assure that such financing will be available on acceptable terms, if at all, if the need arises.

Other financing activity includes the December 14, 2007 borrowing by STAAR of $5 million from Broadwood Partners, L.P., at an interest rate of 7% per annum, primarily to fund the acquisition of STAAR’s remaining interest in the Canon Staar Joint Venture. On April 2, 2009, after preliminary judgment was entered in the Parallax case, Broadwood and STAAR entered into a Temporary Waiver Agreement with respect to any event of default that may occur, or may be deemed to have occurred, under the Broadwood note as a result of the judgment. In consideration of the Temporary Waiver Agreement, STAAR agreed to amend the Original Note to grant to Broadwood a security interest in substantially all of STAAR’s assets to secure STAAR’s obligations under the Original Note. To effectuate this grant of a security interest, as of April 13, 2009, STAAR and Broadwood entered into an Amended and Restated Senior Secured Promissory Note and Security Agreement. The Temporary Waiver Agreement had provided that no such default was deemed to have occurred until June 23, 2009, when a temporary stay of judgment expired.

On June 24, 2009, following the posting of the deposit and satisfaction of conditions of the Temporary Waiver, Broadwood and STAAR again amended the Note by replacing the Temporary Waiver with a provision stating that because STAAR secured a stay of enforcement of judgment until the completion of the appeal by posting the required deposit with the Court, any default that may have otherwise resulted from the Parallax judgment is cured. Broadwood remained entitled to receive interest at the rate of 20% per annum beginning on June 23, 2009, as would have been applicable in the event a default had occurred under the original terms of the Note.  Under the terms of the amended Note, the final resolution of the Parallax and Moody cases results in the interest rate on the loan returning to the 7% pre-default level.  Such final resolution occurred on March 30, 2010.

The Broadwood Note prohibits STAAR and its subsidiaries from disposing of any of its assets without prior written consent of Broadwood.  On February 23, 2010, Broadwood provided written consent to the sale of all of STAAR’s interests in Domilens.

On October 14, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for its defense of the Moody case.  On October 22, 2009 the insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for the appeal in the Parallax case.  The insurer’s agreement to defend these cases was subject to a full reservation of its rights and defenses.  STAAR received $780,000 in reimbursement payments related to the Moody case in 2009, and through the date of this report has received $548,000 in 2010.  In connection with the settlement of the case the insurer has agreed not to seek recovery of any amounts it paid to defend the case.  Prior to the March 30, 2010 global settlement of the Parallax and Moody cases, the availability of reimbursement for our legal fees from our insurance carrier, along with the transition of the lawsuits from trial to appeal, began to reduce our legal defense expenses significantly.  In connection with the global settlement, STAAR will voluntarily dismiss its appeals, and except for minor post-settlement matters legal expenditures related to the cases will cease.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of April 2, 2010 and January 1, 2010, the Company had $23.8 million and $13.7 million, respectively, of cash and cash equivalents and restricted cash.

Net cash used in operating activities was $1.4 million for the three months ended April 2, 2010, compared to $0.4 million for the three months ended April 3, 2009.  This use of cash from operations in the current quarter included the following: $0.6 million used in operating activities of discontinued operations of the disposed Domilens subsidiary, payment of $0.4 million of Domilens transaction related costs and approximately $0.5 million interest paid for the Broadwood note.

Net cash provided by investing activities was $11.8 million for the three months ended April 2, 2010, compared to net cash used of $0.1 million for the three months ended April 3, 2009.  The sale of Domilens yielded the Company net cash proceeds of approximately $11.8 million in the first quarter of 2010 offset by approximately $0.1 million in cash payments made to purchase property, plant and equipment and this amount was relatively unchanged from the amount paid in the first quarter of 2009.  STAAR also incurred approximately $0.3 million in direct transaction related costs during the current quarter which were included in accounts payable as of April 2, 2010 and will be offset against net proceeds of the sale in the second quarter of 2010 when they are expected to be paid.

Net cash used in financing activities was $0.3 million for the three months ended April 2, 2010 and April 3, 2009 wholly due to repayment of capital lease lines of credit and cash used in financing activities of discontinued operations.

Credit Facilities, Contractual Obligations and Commitments

Credit Facilities

As detailed below, the Company has credit facilities with different lenders to support operations in the U.S. and Japan.

Broadwood Promissory Note

The Company has $5 million principal amount of indebtedness under an Amended and Restated Senior Secured Promissory Note (the “Note”) held by Broadwood Partners, L.P. (“Broadwood.”), which was issued on April 13, 2009 and matures on December 14, 2010.  STAAR’s obligations under the Note are secured by substantially all of STAAR’s assets pursuant to a Security Agreement with Broadwood also dated April 13, 2009.  The Note evidences indebtedness that STAAR originally incurred on December 14, 2007 under a Senior Promissory Note.

The Note bears interest at an annual rate of 7%, which increases to 20% in the event of a default.  Among the events of default under the Note is a judgment against the Company in excess of $500,000 that “shall remain unpaid.”  Under a Temporary Waiver Agreement dated April 2, 2009, and amended on June 24, 2009, the Company cured any default that may be deemed to have occurred as a result of the $4.9 million Parallax judgment when it secured a stay on enforcement of the judgment, while appeal was pending, by placing a $7.3 million deposit with the court.  However, the Company agreed that the Note would bear interest at the default rate of 20% until the Company satisfied the Parallax judgment and resolved all other material litigation that was pending on June 24, 2009.  On March 30, 2010, the Company entered into a Stipulation for Settlement that satisfied the judgment and also resolved the Moody case, the only other material litigation that was pending on June 24, 2009, which caused the annual rate of interest on the Note to return to 7%.

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

As additional consideration for the loan, the Company issued a warrant to purchase 700,000 shares of the Company’s Common Stock on December 14, 2007, and a warrant to purchase an additional 700,000 shares on June 1, 2009.  The purchase price for all shares under both warrants is $4.00 per share, and each warrant is exercisable for a period of six years from the date of issue.

The Warrant Agreement covering the initial December 14, 2007 warrant (the “December 2007 Warrant Agreement”) required the Company to register the 1,700,000 shares of Common Stock issuable upon exercise of the warrants for resale under the Securities Act of 1933, as amended.  The Company filed and secured effectiveness of a registration statement covering resale of the shares.  If the Company fails to keep the registration statement effective and the lapse exceeds permitted suspensions, as the holder’s sole remedy, the Company will be obligated to issue an additional 30,000 warrants for each month that the Company does not meet this effectiveness requirement through the term of the warrants (“Penalty Warrants”) (a maximum of approximately 1,860,000 warrants issuable as of April 2, 2010 under an assumed noncompliance as of that date).  The Company does not consider the issuance of Penalty Warrants likely.

Capital Lease Agreements

The Company’s lease agreement with Farnam Street Financial, Inc. (“Farnam”), as amended on October 9, 2006, provides for purchases of up to $1,500,000 of property, plant and equipment. In accordance with the requirements of ASC 840-10-25, purchases under this facility are accounted for as capital leases and generally have a thirty-month to three-year term. Title to all assets under the Farnam leases remains with Farnam.  Under the agreement, the Company has the option to purchase any item of the leased property at the end of that item’s lease term, at a mutually agreed-upon fair value.  If the Company does not choose to purchase the asset under lease, it may rent the assets on a month-to-month basis or return them to Farnam.  The Company must provide a 120-day notice prior to termination of its intent to purchase or return the assets.  On April 1, 2010, Schedule I, of IV Farnam lease schedules, matured and on April 26, 2010, the Company entered into a new lease agreement (Schedule V) and, after making contractual monthly payments thereon, Farnam will transfer title to the assets under the previous Schedule I lease to the Company at termination and provide the Company up to $250,000 of availability for new equipment financing.  Schedule V term will not commence until the Company draws on the full $250,000 for new asset purchases (“Commencement Date”) and will terminate twenty-four months after the Commencement Date, assuming all payments are made timely; the monthly payments will include both the previous assets under Schedule I and the new assets financed under Schedule V.  As of April 2, 2010, total remaining capital lease obligations under the Farnam leases for Schedules II-IV was $293,000 scheduled to terminate in August 2010, December 2010 and August 2011.

Line of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.2 million based on the rate of exchange on April 2, 2010), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of April 2, 2010) plus 1.125% and may be renewed annually (the current line expires on April 2, 2011).  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of April 2, 2010 and January 1, 2010, (approximately $2.1 million and $2.2 million based on the foreign exchange rates on April 2, 2010 and January 1, 2010) and approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

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

On April 23, 2010, STAAR issued a call notice to the holders of its 1,700,000 outstanding shares of Preferred Stock establishing May 24, 2010 as the redemption date for the Preferred Stock.  On the redemption date each share of preferred stock shall be redeemed for $4.00 per share unless it has previously been converted to STAAR’s common stock. The holders of the preferred stock may convert their shares of Preferred Stock into common stock at the one-to-one ratio at any time until the close of business on May 17, 2010.  Any remaining unconverted shares of Preferred Stock will be purchased by STAAR at a redemption price of $4.00 per share on May 24, 2010, or on the soonest subsequent date when the shares are tendered to STAAR.  If none of the shares of Preferred Stock are converted, the aggregate purchase price payable by STAAR to redeem the 1,700,000 shares would be $6.8 million.

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

There have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation and Claims

Two lawsuits against STAAR, Parallax Medical Systems, Inc. v. STAAR Surgical Company (California Superior Court, County of Orange, Case No. 07CC10136) and Scott C. Moody, Inc. v. STAAR Surgical Company; (California Superior Court, County of Orange, Case No. 07CC10132) were settled on March 30, 2010.  On that date STAAR and all other parties to the matters entered into a Stipulation for Settlement that globally resolved all pending disputes among them.  This settlement satisfies in full the $4.9 million judgment against STAAR in the Parallax matter and the $6.5 million judgment against STAAR in the Moody matter.

In exchange for complete mutual releases, STAAR will pay $4 million as its contribution to the global settlement.  STAAR’s contribution will be paid from the $7.4 million restricted deposit that STAAR placed with the Court on June 22, 2009.  The balance of those funds, approximately $3.4 million, will be returned to STAAR.  In connection with the settlement, STAAR will voluntarily dismiss its appeals in both cases.  The cases are described in greater detail below.

The Parallax Case.

The California Superior Court, County of Orange, rendered final judgment in the Parallax case on May 11, 2009, in accordance with a March 2, 2009 jury verdict finding that STAAR was liable for approximately $2.2 million in actual damages and $2.7 million in punitive damages to Parallax Medical Systems, Inc. for intentional and negligent interference with prospective business advantage.  Parallax is a former independent regional manufacturer’s representative (“RMR”) of STAAR.  Parallax promoted sales of STAAR products in the southeastern region of the U.S. under a contract that expired on July 31, 2007.  The jury found that STAAR had interfered with Parallax’s prospective economic advantage when it informed a regional IOL distributor that Parallax had a covenant restricting the sale of competing products. With trial-related costs of approximately $56,000 awarded to Parallax and pre-judgment interest, the total judgment was for $4,966,000.

On October 22, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for the appeal in the Parallax case.  The insurer’s agreement to defend was subject to a full reservation of its rights and defenses, but in connection with the settlement of the case the insurer has agreed not to seek recovery of any amounts it paid to defend the case.

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

The Moody Case

The California Superior Court, County of Orange, rendered judgment in the Moody case against STAAR on December 8, 2009 in accordance with a December 1, 2009 jury verdict finding that STAAR was liable for $4 million in actual damages and $2.5 million in punitive damages to Scott C.  Moody, Inc. (“SMI”) for intentional and negligent interference with prospective business advantage.  SMI, also a former RMR of STAAR, filed a complaint against STAAR on the same day that Parallax filed its complaint.  SMI promoted sales of STAAR products in the southwestern region of the U.S., under a contract that, like Parallax’s, expired on July 31, 2007.  The jury found that STAAR had interfered with SMI’s prospective economic advantage when it informed a regional IOL distributor that SMI had a covenant restricting the sale of competing products.  Notice of judgment on post-trial motions in the case was served on February 8, 2010.  In post-trial motions the court awarded the plaintiff approximately $150,000 in costs, legal fees and other assessments, which STAAR has already paid separately from the funds to be contributed to the March 30, 2010 global settlement.

On October 14, 2009, STAAR’s general liability insurer agreed to pay a portion of the legal fees incurred by STAAR after July 1, 2009 for its defense of the Moody case.  The insurer’s agreement to defend was subject to a full reservation of its rights and defenses, but in connection with the settlement of the case the insurer has agreed not to seek recovery of any amounts it paid to defend the case.

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

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

ITEM 6.	EXHIBITS

Exhibits

2.1	Share Purchase Agreement between STAAR Surgical AG and Domilens Akquisitions GmbH, dated February 24, 2010 (*) (**)
3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
4.1	Certificate of Designation of Series A Convertible Preferred Stock.(1)
4.2	1991 Stock Option Plan of STAAR Surgical Company.(3)
4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(4)
4.4	Form of Certificate for Common Stock, par value $0.01 per share.(5)
4.5	2003 Omnibus Equity Incentive Plan, as amended, and form of Option Grant and Stock Option Agreement.(6)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.
(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.
(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2009.
(*)	Filed herewith.
(**)
Certain schedules and attachments have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: May 12, 2010	By:	/s/ DEBORAH ANDREWS
Deborah Andrews

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)