Form 10-Q
period 2010-07-02
STAAR SURGICAL CO
filed 2010-08-11
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2010
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

The registrant has 34,945,127 shares of common stock, par value $0.01 per share, issued and outstanding as of August 10, 2010.

STAAR SURGICAL COMPANY

INDEX

		PAGE
		NUMBER
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	Condensed Consolidated Balance Sheets – July 2, 2010 and January 1, 2010.	1

	Condensed Consolidated Statements of Operations – Three and Six Months Ended July 2, 2010 and July 3, 2009.	2

	Condensed Consolidated Statements of Cash Flows – Six Months Ended July 2, 2010 and July 3, 2009.	3

	Notes to the Condensed Consolidated Financial Statements.	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4.	Controls and Procedures.	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 6.	Exhibits.	33

Signatures		34

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	July 2, 2010	January 1, 2010
ASSETS

Current assets:
Cash and cash equivalents	$7,896	$6,330
Restricted cash	136	7,396
Accounts receivable trade, net	6,816	9,269
Inventories	10,916	14,820
Prepaids, deposits and other current assets	1,816	2,591
Total current assets	27,580	40,406
Property, plant and equipment, net	3,318	5,005
Intangible assets, net	3,890	4,148
Goodwill	1,474	7,879
Other assets	1,276	1,243
Total assets	$37,538	$58,681

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,013	$7,416
Line of credit	2,280	2,160
Deferred income taxes	360	360
Obligations under capital leases	444	795
Note payable, net of discount	—	4,503
Accrued legal judgments	—	4,000
Other current liabilities	6,196	7,706
Total current liabilities	12,293	26,940
Obligations under capital leases	687	1,098
Deferred income taxes	218	653
Pension obligations	2,240	2,035
Other long-term liabilities	238	101
Total liabilities	15,676	30,827

Commitments and contingencies (Note 13)

Series A redeemable convertible preferred stock, $0.01 par value; 10,000 shares authorized; none and 1,700 shares issued and outstanding at July 2, 2010 and January 1, 2010, respectively. Liquidation value $6,800.	—	6,784

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; issued and outstanding 34,806 at July 2, 2010 and 34,747 at January 1, 2010	348	348
Additional paid-in capital	150,375	149,559
Accumulated other comprehensive income	1,328	3,254
Accumulated deficit	(130,189)	(132,091)
Total stockholders’ equity	21,862	21,070
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$37,538	$58,681

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Net sales	$13,639	$13,158	$27,417	$25,316
Cost of sales	4,960	5,187	9,909	9,690

Gross profit	8,679	7,971	17,508	15,626

General and administrative	3,268	3,820	6,657	8,101
Marketing and selling	4,134	3,727	7,965	7,552
Research and development	1,376	1,441	2,909	2,853
Other operating expense	700	—	700	—

Operating loss	(799)	(1,017)	(723)	(2,880)

Other income (expense):
Interest income	13	4	14	7
Interest expense	(224)	(396)	(630)	(626)
Gain (loss) on foreign currency transactions	(389)	214	(439)	146
Loss on early extinguishment of note payable	(267)	—	(267)	—
Other income (expense), net	(53)	104	(12)	159
Other expense, net	(920)	(74)	(1,334)	(314)

Loss before provision (benefit) for income taxes	(1,719)	(1,091)	(2,057)	(3,194)

Provision (benefit) for income taxes	(91)	278	207	404
Loss from continuing operations	(1,628)	(1,369)	(2,264)	(3,598)

Income from discontinued operations, net of income taxes	—	281	4,166	848
Net income (loss)	$(1,628)	$(1,088)	$1,902	$(2,750)

Loss per share from continuing operations – basic and diluted	$(0.05)	$(0.04)	$(0.07)	$(0.12)
Income per share from discontinued operations – basic and diluted	$—	$0.01	$0.12	$0.03
Net income (loss) per share	$(0.05)	(0.04)	$0.05	$(0.09)

Weighted average shares outstanding – basic and diluted	34,790	30,911	34,770	30,276

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net income (loss)	$1,902	$(2,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	(4,166)	(848)
Depreciation of property and equipment	821	1,003
Amortization of intangibles	399	390
Amortization of discount	236	152
Loss on early extinguishment of note payable	267	—
Fair value adjustment of warrant	137	8
Loss on disposal of property and equipment	2	37
Change in net pension liability	157	106
Stock-based compensation expense	649	884
Other	112	112
Changes in working capital:
Accounts receivable	1,040	(372)
Inventories	777	765
Prepaids, deposits and other current assets	272	546
Accounts payable	(1,731)	(464)
Other current liabilities	(5,338)	(115)
Net cash provided by (used in) operating activities of discontinued operations	(635)	384
Net cash used in operating activities	(5,099)	(162)

Cash flows from investing activities:
Proceeds from sale of subsidiary, net of transaction costs	11,824	—
Decrease (increase) in restricted cash	7,337	(7,341)
Deposit to restricted escrow account	(136)	—
Acquisition of property and equipment	(202)	(232)
Proceeds from sale of property and equipment	—	18
Net change in other assets	5	5
Net cash provided by (used in) investing activities of discontinued operations	(50)	39
Net cash provided by (used in) investing activities	18,778	(7,511)

Cash flows from financing activities:
Repayment of notes payable	(5,000)	—
Redemption of Series A preferred stock	(6,800)	—
Net proceeds from public sale of equity securities	—	8,548
Repayment of capital lease obligations	(495)	(502)
Borrowings under line of credit	—	630
Proceeds from exercise of stock options	140	—
Net cash used in financing activities of discontinued operations	(50)	(57)
Net cash provided by (used in) financing activities	(12,205)	8,619

Effect of exchange rate changes on cash and cash equivalents	92	(184)

Increase in cash and cash equivalents	1,566	762
Cash and cash equivalents, at beginning of the period	6,330	4,992
Cash and cash equivalents, at end of the period	$7,896	$5,754

See accompanying notes to the condensed consolidated financial statements.

Note 1 — Basis of Presentation and Significant Accounting Policies

The condensed consolidated balance sheet as of January 1, 2010 included in this report, which has been derived from audited consolidated financial statements, and the accompanying unaudited interim condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements for the three and six months ended July 2, 2010 and July 3, 2009, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010.

The results of operations for the three and six months ended July 2, 2010 and July 3, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.  As fully discussed in Note 2, on March 2, 2010, the Company disposed of all of its interests in its subsidiary, Domilens GmbH (“Domilens”).  The disposal has been accounted for and reported as discontinued operations in the first quarter of 2010 in accordance with the provisions of ASC 205-20 and, accordingly, all prior periods presented in the accompanying consolidated statements of operations and of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the divestiture.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

New Accounting and Other Pronouncements

On April 28, 2010, the FASB issued Accounting Standard Codification (ASC) update 2010-17 to topic 605, “Revenue Recognition – Milestone Method.”  The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts.  The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this Update is not expected to have any impact to the Company’s consolidated financial statements.

On July 21, 2010, the FASB issued Accounting Standard Codification (ASC) update 2010-20 to topic 310, “Receivables.”  This Update requires companies to provide extensive new disaggregated disclosures about the credit quality of their financing receivables and the allowance for credit losses. The objective of the expanded disclosure is to provide greater transparency about (1) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (2) how the entity analyzes that risk in estimating its allowance for credit losses, and (3) the changes and reasons for those changes in the allowance for credit losses.

Update 2010-20 requires a company to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The disclosures are required to be presented by class of financing receivable and by portfolio segment, two new defined terms.  A portfolio segment is the level at which an entity develops and documents a systematic method for determining its allowance for credit losses (e.g., by type of receivable, industry, or risk rates). Classes of financing receivable generally are a disaggregation of a portfolio segment.  A class is defined as a group of financing receivables determined on the basis of all of the following: (1) their initial measurement attribute (e.g., amortized cost or purchased credit impaired), (2) risk characteristics, and (3) an entity’s method for monitoring and assessing credit risk. This Update applies to all companies, public and private, and with few exceptions to all financing receivables. A financing receivable is defined as an arrangement that has both a contractual right to receive money on demand or on fixed or determinable dates and, that is recognized as an asset in the company’s statement of financial position. Examples include (1) loans, (2) trade accounts receivable, (3) notes receivable, (4) credit card receivables, and (5) lease receivables (other than from operating leases).

Some of the more significant new disclosures are listed below. The first two disclosures are required to be presented by portfolio segment and the remainder presented by class.

•
A rollforward of the allowance for credit losses from the beginning of the period to the end of the period, by portfolio segment, with the ending balance further disaggregated based on impairment methodology (e.g., individually evaluated for impairment, collectively evaluated for impairment and loans acquired with deteriorated credit quality)

•	Significant purchases and sales of financing receivables during the period

•	At period end, the amount of nonaccrual financing receivables and those past due 90 days or more and still accruing

•	At period end, the aging of financing receivables past due, as determined by the entity’s policy

•	At period end, the amount of impaired financing receivables

•	At period end, the recorded investment by credit quality indicator

•	The nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses

•
The nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the period and the effect on the allowance for credit losses.

The amendments that require disclosures as of the end of a reporting period (e.g., credit quality information and impaired loan information) are effective for both annual and interim periods ending on or after December 15, 2010.  For STAAR, these amendments are effective for the fourth quarter and year ending December 31, 2010.  The amendments that require disclosures about activity that occurs during a reporting period (e.g., the allowance rollforward and modification disclosures) are effective for interim or annual periods beginning on or after December 15, 2010.  For STAAR, these amendments are effective for the first quarter ending April 1, 2011.  The Company is currently assessing the impact of adopting this Update which, when effective, will require the Company to provide enhanced disclosures and additional information in its consolidated financial statements regarding the entity’s credit risk exposures and evaluation of its allowance for credit losses.

Note 2 — Disposal of Domilens subsidiary

On March 2, 2010 (the “Closing Date”), STAAR Surgical Company completed the divestiture (the “Transaction”) of all of its interest in its German distribution subsidiary, Domilens GmbH (“Domilens”) through a management buyout led by funds managed by Hamburg-based Small Cap Buyout Specialist BPE Unternehmensbeteiligungen GmbH (“BPE”).  To effectuate the Transaction “STAAR Surgical AG” (“STAAR AG”), STAAR’s Swiss subsidiary and holder of 100% of the shares of Domilens, signed a Stock Purchase Agreement (the “Agreement”) with Domilens Akquisitions GmbH (“Domilens Akquisitions”) on February 24, 2010.  Domilens Akquisitions became a newly formed entity 74% owned by BPE and 26% owned by management of Domilens.

After deducting expenses of the sale totaling approximately $1.2 million, including estimated taxes of $46,000, the net cash proceeds from the transaction were approximately $11.8 million.

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

The Company has determined that the continuing cash flows from the Distribution Agreement are considered to be insignificant and STAAR will not have significant continuing involvement in the operations of the disposed subsidiary. Accordingly, the disposal was accounted for and reported as discontinued operations beginning in the first quarter of 2010 under the provisions of ASC 205-20-55, “Discontinued Operations.”  The Company will continue to make this assessment periodically or as necessary.

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

The following table summarizes certain unaudited selected components of discontinued operations for the divested Domilens subsidiary for the period through the Transaction closing date, March 2, 2010 and for the three and six months ended July 3, 2009 (in thousands, except per share amounts):

	For the Period From January 2, - March 2, 2010	Three Months Ended July 3, 2009	Six Months Ended July 3, 2009
Net sales	$3,584	$5,959	$12,084
Gross profit	1,544	2,694	5,378
Net gain on disposal, net of $46 of taxes	4,118	—	—
Income from operations of Domilens before taxes	64	283	1,159
Provision for income taxes from operations of Domilens	(16)	(2)	(311)
Income from discontinued operations, net of income taxes	$4,166	$281	$848
Income per share from discontinued operations – basic and diluted	$0.12	$0.01	$0.03

Note 3 — Restricted Cash

On June 22, 2009, the Company posted a $7.3 million deposit with the Superior Court of California, County of Orange, required as a deposit of 150% of the judgment in the case of Parallax Medical Systems, Inc. v. STAAR Surgical Company amount while the judgment was on appeal (see Note 13). As fully discussed in Note 13, on March 30, 2010 the Company settled both the Parallax and Scott C. Moody, Inc. v. STAAR Surgical Company lawsuits.  In exchange for complete mutual releases, the settlement provided for payment by STAAR of $4.0 million from the restricted deposit as its contribution to the global settlement.  In June 2010, the Court released the $7.3 million deposit, $4.0 million of which was used by the Company to pay for its portion of the global settlement.  As of July 2, 2010, the Company has approximately $65,000 of interest receivable from the Court related to the deposit which the Company expects the Court to pay in the third quarter of 2010.

On March 2, 2010, as part of the disposition of the Domilens subsidiary, the Company deposited $136,000 into a restricted escrow account to be held against payment of any unaccrued taxes assessed for periods prior to December 31, 2009.  Funds remaining after the resolution of such potential liabilities, if any, will be distributed to STAAR from the escrow account, no later than December 31, 2011.  The Company has classified this restricted cash as a current asset commensurate with the related contingent tax liability included in other current liabilities as of the Closing Date.

Note 4 — Inventories

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	July 2,	January 1,
	2010	2010(1)
Raw materials and purchased parts	$2,115	$1,846
Work-in-process	2,419	2,480
Finished goods	7,278	11,736
	11,812	16,062
Inventory reserves	(896)	(1,242)
	$10,916	$14,820

(1) Includes Inventories held by Domilens as of January 1, 2010.  No adjustment has been made to the January 1, 2010 consolidated balance sheet as a result of the Domilens divestiture completed on March 2, 2010.

Note 5 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	July 2, 2010	January 1, 2010(1)
Prepaids and deposits	$1,149	$1,169
Insurance receivable	60	438
Other current assets*	607	984
	$1,816	$2,591

* No item in “other current assets” above exceeds 5% of total current assets.
(1) No adjustment has been made to the January 1, 2010 consolidated balance sheet as a result of the Domilens divestiture completed on March 2, 2010.

Note 6 – Goodwill and Other Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	July 2, 2010			January 1, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,766	$(8,838)	$1,928	$10,725	$(8,619)	$2,106
Customer relationships	1,788	(447)	1,341	1,694	(339)	1,355
Developed technology	1,136	(515)	621	1,077	(390)	687
Total	$13,690	$(9,800)	$3,890	$13,496	$(9,348)	$4,148

As of July 2, 2010 the gross carrying amount of the amortizable intangible assets had increased by $194,000 as a result of changes in the foreign exchange rate.

The change in the carrying amount of goodwill from $7,879,000 as of January 1, 2010 to $1,474,000 as of July 2, 2010 is due principally to the disposition of Domilens as discussed in Note 2 and approximately $103,000 as a result of changes in foreign exchange rates related to the remaining goodwill.

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 2, 2010	January 1, 2010(1)
Accrued salaries and wages	$2,171	$2,122
Accrued termination benefits	700	—
Accrued audit fees	288	460
Customer credit balances	598	589
Accrued income taxes	892	905
Accrued insurance	266	386
Accrued interest on Broadwood Note**	—	499
Accrued bonuses	111	530
Other*	1,170	2,215
	$6,196	$7,706

* No item in “other” above exceeds 5% of total current liabilities.
** Broadwood Note principal and interest were fully paid off on June 22, 2010 (Note 9).
(1) No adjustment has been made to the January 1, 2010 consolidated balance sheet as a result of the Domilens divestiture completed on March 2, 2010.

Note 8 – Employee Benefits

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit plans (in thousands):

	Three Months Ended July 2, 2010	Three Months Ended July 3, 2009	Six Months Ended July 2, 2010	Six Months Ended July 3, 2009
Service cost	$138	$135	$277	$273
Interest cost	35	33	68	66
Expected return on plan assets	(25)	(24)	(48)	(48)
Amortization of unrecognized transition obligation or asset	—	6	—	12
Amount of gain recognized due to a settlement or curtailment	—	(4)	—	(9)
Recognized actuarial loss	14	8	28	16
	$162	$154	$325	$310

During the six months ended July 2, 2010 and July 3, 2009, the Company made cash contributions totaling approximately $121,000 and $168,000 to its defined benefit pension plans.  The Company expects to make additional cash contributions totaling approximately $121,000 to its defined benefit pension plan during the remainder of 2010.  Since the Japan Plan is self funded and there are no Plan assets, the Company paid approximately $45,000 to retirees during the six months ended July 2, 2010.

Note 9 — Note Payable and Lines of Credit

Broadwood Promissory Note

The Company had a $5 million principal amount of indebtedness under an Amended and Restated Senior Secured Promissory Note (the “Note”) held by Broadwood Partners, L.P. (“Broadwood.”), which was issued on April 13, 2009 and was scheduled to mature on December 14, 2010.  STAAR’s obligations under the Note were secured by substantially all of STAAR’s assets pursuant to a Security Agreement with Broadwood also dated April 13, 2009.

On June 22, 2010, the Company repaid the full outstanding amount of the $5 million principal plus $322,000 in accrued interest.  As a result of repaying the Note, the Company recorded a $267,000 loss on early extinguishment due to a write-off of the remaining unamortized debt discount and issuance costs on the date of the repayment; this loss is included in Other expenses, net, on the accompanying consolidated statements of operations for the three and six months ended July 2, 2010.

Capital Lease Agreements

The Company has certain agreements with Farnam Street Financial, Inc. (“Farnam”) which provides lease financing to the Company for purchases of property, plant and equipment.  These agreements are under various individual lease “Schedules” which commit the Company to lease a set contractual amount of assets per Schedule.  Each Schedule has its own term, required commitment amount and lease factor (interest rate).  In accordance with the requirements of ASC 840-10-25, all purchases under these Schedules are accounted for as capital leases.  Title to all assets under the Farnam leases remains with Farnam.  Under the agreement, the Company has the option to purchase any item of the leased property within its Schedule of assets at the end of that Schedule’s lease term, at a mutually agreed-upon fair value.  If the Company does not choose to purchase the asset under lease, it may rent the assets on a month-to-month basis or return them to Farnam.  The Company must provide a 120-day notice prior to termination of its intent to purchase or return the assets.  Amortization of the total capital lease obligation under any lease Schedule does not begin until the Company draws on the full amount of the commitment under that particular Schedule which is referred to as the Schedule “Commencement Date”.  However, as individual asset leases are entered into pursuant to a particular Schedule but prior to the Commencement Date, the Company pays Farnam “interim rent” based on a predetermined lease factor applied to the actual principal amount of the purchases.   Below is a table for all existing Schedules the Company has with Farnam as of July 2, 2010 (in thousands):

					As of July 2, 2010
Schedule	Commencement		Expiration	Original Required	Obligation	Available
Number	Date	Term	Date	Commitment	Balance	Credit
001	April 1, 2007	36 Months	April 1, 2010	$959	$-	$-
002	September 1, 2007	36 Months	September 1, 2010	527	17	-
003	January 1, 2008	36 Months	January 1, 2011	387	63	-
004	March 1, 2009	30 Months	September 1, 2011	150	73	-
005	Pending	Pending	N/A	250	31	219
				$2,273	$184	$219

On April 1, 2010, Schedule 001 matured and on April 26, 2010, the Company entered into a new Schedule 005 and, after making contractual monthly payments thereon, Farnam will transfer title to the assets under the previous Schedule 001 lease to the Company at termination and provide the Company $250,000 of availability for new equipment financing.  Schedule 005 term will not commence until the Company draws on the full $250,000 for new asset purchases and will terminate twenty-four months after the Commencement Date, assuming all payments are made timely; the monthly payments currently being made to Farnam under Schedule 005 are all considered “interim rents” and include both the previous assets leased under Schedule 001 and the new assets financed under Schedule 005.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

Note 10 — Redeemable Convertible Preferred Stock

On April 23, 2010, STAAR issued a call notice to the holders of its 1,700,000 outstanding shares of Preferred Stock, establishing May 24, 2010 as the redemption date for the Preferred Stock.  On May 24, 2010, STAAR redeemed all outstanding shares of preferred stock in cash for $4.00 per share, or $6.8 million in aggregate.  There are no Preferred Shares outstanding as of July 2, 2010.

Note 11 — Stockholders’ Equity

The consolidated interim condensed financial statements include “basic” and “diluted” per share information.  Basic per share information is calculated by dividing net income or loss by the weighted average number of shares outstanding (“EPS”).  Diluted per share information is calculated by also considering the impact of potential issuances of common stock on both net income and the weighted number of shares outstanding.  As the Company is reporting discontinued operations for the disposition of Domilens (see Note 2), the Company will use its results from continuing operations as the “control number” for determining whether including potential common shares in the diluted EPS computation would be dilutive or anti-dilutive in accordance with ASC 260-10-45-18 and 19.  The same number of potential common shares used in computing the diluted per-share amount for income or loss from continuing operations should be used in computing all other reported diluted per-share amounts, even if those amounts will be anti-dilutive to their respective basic per-share amounts.  Accordingly, since the Company had a loss from continuing operations for all periods presented, potential issuance of 6,346,267 and 6,680,573 shares of common stock for the three and six months ended July 2, 2010 and 6,588,822 and 6,494,218 for the three and six months ended July 3, 2009 were excluded from the computation as the issuance of those shares would have had an anti-dilutive effect.

Comprehensive loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income (loss)	$(1,628)	$(1,088)	$1,902	$(2,750)
Minimum pension liability adjustment	3	(1)	6	(2)
Foreign currency translation adjustment	364	818	(1,933)	(225)
Total comprehensive loss	$(1,261)	$(271)	$(25)	$(2,977)

Note 12 — Geographic and Product Data

The Company reports segment information in accordance with ASC 280, “Segment Reporting”. Under ASC 280 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.

The Company markets and sells its products in approximately 50 countries and has manufacturing sites in the United States, Japan and Switzerland. Other than the United States, Japan and South Korea, the Company does not conduct business in any country in which its sales exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers between those in the United States, Japan, South Korea and other locations for each period, is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
United States	$3,810	$4,116	$7,832	$8,312
Japan	3,940	3,857	7,972	7,556
Korea	1,161	1,614	2,647	2,600
Other	4,728	3,571	8,966	6,848
Total	$13,639	$13,158	$27,417	$25,316

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are intraocular lenses (“IOLs”) used in cataract surgery, implantable collamer lenses (“ICLs”) used in refractive surgery, also referred to as our “core” products, and other surgical products used primarily in cataract surgery, sometimes referred to as “non-core” products.  The composition of the Company’s net sales by product line is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
IOLs	$7,006	$6,691	$13,883	$12,895
ICLs	5,864	5,384	11,724	10,270
Core products	12,870	12,075	25,607	23,165
Other Surgical Products	769	1,083	1,810	2,151
Total	$13,639	$13,158	$27,417	$25,316

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating foreign currency exchange rates, regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 13 — Commitments and Contingencies

Litigation and Claims

Two lawsuits against STAAR, Parallax and Moody were settled on March 30, 2010.  The settlement, part of a global settlement among all parties to the matters, satisfied in full the $4.9 million judgment against STAAR in the Parallax matter and the $6.5 million judgment against STAAR in the Moody matter.  In exchange for complete mutual releases, STAAR paid $4.0 million as its contribution to the global settlement upon the Court’s release of the $7.3 million deposit in June 2010.

Accrued Termination Benefits for Executive

On May 24, 2010, STAAR accrued $700,000 in executive termination benefit costs in connection with the non-renewal of an executive employment agreement.  This accrual represents STAAR’s current best estimate of the contractual termination benefits due to the executive.  The actual amount ultimately paid to the executive may be different than the amount estimated. These costs are expected to be paid out to the executive over 15 months, including a three-month period during which the executive will remain employed but have no further obligation to perform his duties as an employee, beginning in September 2010.

Note 14 — Stock-Based Compensation

The Company has adopted ASC 718, “Stock Compensation” effective December 31, 2005.

As of July 2, 2010, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Stock-based compensation expense	$194	$216	$442	$489
Common stock issued to employees	—	—	—	278
Restricted stock expense	103	53	137	118
Consultant compensation	41	20	70	(1)
Total	$338	$289	$649	$884

There was no net income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance.  In addition, the Company capitalized $20,000 and $43,000 of stock compensation to inventory for the three and six months ended July 2, 2010, and $21,000 and $54,000, respectively, for the three and six months ended July 3, 2009, and recognizes those amounts as expense in Cost of Sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”).  On May 19, 2010, the stockholders of STAAR approved the Restated 2003 Omnibus Plan, which increased the number of shares available for grants under the plan by 2,000,000 shares and extended the term of the plan to May 18, 2020.  As of July 2, 2010, there were 2,284,497 shares authorized and available for grants under the Restated 2003 Omnibus Plan.  The 2003 Plan provides for various forms of stock-based incentives.  To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock and unrestricted share grants. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Pursuant to the plan, options for 2,905,336 shares were outstanding at July 2, 2010 with exercise prices ranging between $0.95 and $8.12 per share.  Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years.  There were 113,667 shares of restricted stock outstanding at July 2, 2010.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase common stock or awards of common stock.  Pursuant to this plan, options for 500,000 were outstanding at July 2, 2010, with an exercise price of $11.13.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Pursuant to the plan, options for 337,300 were outstanding at July 2, 2010 with exercise prices ranging between $3.35 and $3.81 per share. No further awards may be made under this plan.

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock.  Pursuant to this plan, options for 25,100 shares were outstanding at July 2, 2010 with an exercise price of $1.70 per share. No further awards may be made under this plan.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding.  Options granted with a three-year vesting life during the three and six months ended July 2, 2010 and had an expected term of 5.60 years derived from historical exercise and termination activity.  The Company has calculated a 10.24% estimated forfeiture rate used in the model for fiscal year 2010 option grants based on historical forfeiture experience.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Expected dividend yield	0%	0%	0%	0%
Expected volatility	81.07%	79.06%	80.61%	73.43%
Risk-free interest rate	2.13%	2.66%	2.31%	1.89%
Expected term (in years)	5.6	5.5	5.6	5.5

A summary of option activity under the Plans as of July 2, 2010 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2010	3,743	$5.36
Granted	356	3.92
Exercised	(54)	2.58
Forfeited or expired	(277)	7.71
Outstanding at July 2, 2010	3,768	$5.09	5.38	$5,996
Exercisable at July 2, 2010	3,087	$5.50	4.62	$4,282

The weighted-average grant-date fair value of options granted during the six months ended July 2, 2010 was $2.68 per option.  The total fair value of options vested during the six months ended July 2, 2010 and July 3, 2009 was $874,000 and $983,000, respectively.  There were 54,399 options exercised with an intrinsic value of $124,000 during the six months ended July 2, 2010 and no options were exercised during the six months ended July 3, 2009.

A summary of the status of the Company’s non-vested shares as of July 2, 2010 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	759	$1.84
Granted	356	2.68
Vested	(411)	2.12
Forfeited	(23)	2.26
Nonvested at July 2, 2010	681	$2.28

As of July 2, 2010, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.73 years.

Note 15 — Supplemental Disclosure of Cash Flow Information

Interest paid was $900,000 and $132,000 for the six months ended July 2, 2010 and July 3, 2009, respectively. Income taxes paid amounted to approximately $695,000 and $318,000 for the six months ended July 2, 2010 and July 3, 2009, respectively.

The Company’s non-cash investing and financing activities for the six months ended were as follows (in thousands):

	July 2, 2010	July 3, 2009
Non-cash investing and financing activities:
Assets obtained by capital lease	$31	$479
Issuance of common stock to attorneys for legal services performed	—	425
Warrants issued to Broadwood	—	290

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Principal Products

Intraocular Lenses.  We generate approximately half of our sales by manufacturing and selling foldable IOLs. A foldable IOL is a prosthetic lens used to replace a cataract patient’s natural lens after it has been extracted in minimally invasive small incision cataract surgery. STAAR manufactures IOLs out of silicone and out of Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material. STAAR’s IOLs are available in both three-piece and one-piece designs.  STAAR also markets internationally an independently sourced acrylic IOL, which we supply in a preloaded injector using STAAR technology.  Over the years, we have expanded our range of IOLs to include the following:

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

Sales of IOLs during the three and six months ended July 2, 2010 were $7.0 million and $13.9 million, compared to $6.7 million and $12.9 million for the same periods in the prior year, representing approximately 51% of total net sales in the three month period as well as year-to-date.

Implantable Collamer Lenses.  Manufacturing and selling lenses used in refractive surgery is an increasingly important source of sales for STAAR.  We have used our proprietary biocompatible Collamer material to develop and manufacture implantable Collamer lenses, or ICLs.  STAAR’s VISIAN ICL and VISIAN Toric ICL, or TICL™, treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These disorders of vision affect a large proportion of the population. Unlike the IOL, which replaces a cataract patient’s cloudy lens, these products are designed to work with the patient’s natural lens to correct refractive disorders. The surgeon implants the foldable Visian lens through a tiny incision, under topical anesthesia. STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006. STAAR began selling the Visian TICL outside the U.S. in 2002.  In May 2010, STAAR received CE Mark approval for an expanded range of Visian ICL products, including lenses with lower levels of myopia correction in quarter-diopter increments, Toric hyperopic lenses to treat astigmatism and far-sightedness, and Toric lenses in the low to zero range of myopia to treat patients primarily affected by astigmatism.  These product line extensions approximately double the number of patients for whom a Visian-based solution will be available in Europe and other territories that accept the CE Mark. These products are marketed and sold in more than 45 countries.  STAAR’s goal is to establish the position of the ICL and TICL throughout the world as one of the primary choices for refractive surgery.  STAAR is currently seeking approval of the TICL in the U.S. and Japan.

Sales of ICLs during the three and six months ended July 2, 2010 were $5.9 million and $11.7 million compared to $5.4 million and $10.3 million for the same periods in the prior year, representing approximately 43% of total net sales in the three month period as well as year-to-date.

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

Sales of other surgical products during the three and six months ended July 2, 2010 were $0.8 million and $1.8 million compared to $1.1 million and $2.2 million for the same periods in the prior year, representing approximately 6% of total net sales in the three month period as well as year-to-date.

Operations

STAAR has significant operations both within and outside the U.S. Sales from activities outside the U.S. accounted for about 72% of our total sales.

STAAR’s principal business units and their operations are as follows:

•
United States. STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California.  The Monrovia manufacturing facility principally makes Collamer and silicone IOLs and injector systems for IOLs and ICLs. STAAR also manufactures the Collamer material in a facility in Aliso Viejo, California.

•
Switzerland.  STAAR operates an administrative, manufacturing and distribution facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. The Nidau manufacturing facility makes all of STAAR’s ICLs and TICLs and also manufactures the AquaFlow Device. STAAR Surgical AG handles distribution and other administrative affairs for Europe, the Middle East and Africa.

•
Japan.  STAAR operates administrative, manufacturing and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc.  STAAR Japan’s administrative and distribution facility is located in Shin-Urayasu and its manufacturing facility is located in Ichikawa City. All of STAAR’s preloaded injectors are manufactured at the Ichikawa City facility.  Following its approval by the Japanese Ministry of Health, Labor and Welfare on February 2, 2010, STAAR Japan began marketing and distributing the Visian ICL in Japan.  STAAR Japan will also handle distribution and other administrative affairs for the Pacific Asia region under the re-alignment of STAAR’s global business discussed below.

During the second quarter of 2010 STAAR realigned its global business into three regional commercial zones:  North America; Europe (including the Middle East and Africa) and Asia Pacific.  Prior to the re-alignment, all territories outside North America and Japan were overseen from Switzerland by STAAR Surgical AG.  The realignment is intended to bring a specialized, Asia-based focus to our expanding business in China, Korea, Japan and neighboring territories, while enabling our Switzerland-based managers to focus on deepening our penetration in Europe and neighboring territories and capitalizing on the opportunity presented by the new approval of the expanded Visian product offering.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries.

On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the "Acts").  STAAR is continuing to assess the impact, if any, the Acts will have on its consolidated financial statements.

Strategy/Key Operational Metrics

STAAR’s strategy is to be valued as a leading global provider of innovative intraocular lens system technologies.  STAAR will employ a focused commercialization strategy which enables sustainable profitable growth.

STAAR’s key operational metrics in 2010 are guided by two overriding strategic goals:  to generate a profit in 2010 and to lay the groundwork for sustainable profitability into the future.  In pursuit of these goals, STAAR has aligned its principal business initiatives during 2010 along the following five key operational metrics, which STAAR will also use to gauge its progress during the year:

•	Achievement of double-digit percentage growth in sales from core ICL and IOL products as compared to the same quarter in the prior year;

•	Improvement in gross profit margins to the mid-60% level for the year;

•	Progress toward profitability throughout the year, with a goal of achieving net income for the full year;

•	Continued generation of cash flow from operations; and

•	Improvement in financial condition by retiring obligations and strengthening the balance sheet.

Double-digit growth in sales from core ICL and IOL products.  STAAR achieved approximately 14% growth in worldwide ICL sales during the first half of 2010 compared to the first half of 2009 and 15% growth in worldwide ICL sales during 2009 compared to 2008.  STAAR currently believes that it should be able to achieve growth at double digit levels throughout the year, especially in light of expansion in the Japanese market following the February 2, 2010 approval of the ICL.  However, the rate of growth in Visian ICL sales will partly depend on continued improvement in worldwide economic conditions.  ICL surgery is a relatively expensive elective procedure and is seldom reimbursed by insurers or government agencies.  STAAR believes that the global recession has reduced overall demand for refractive surgery, and it has been reported that consumer spending and consumer confidence has not returned to pre-recession levels.

STAAR will continue to focus its ICL marketing and sales efforts in the key territories where it has established significant market share, based on the success of this strategy in 2009.  Based on our potential market share in Japan, it has been added to the list of targeted territories in 2010; like other Asian countries, Japan has a higher prevalence rate of myopia than other countries, which makes it a promising new market.  STAAR’s post approval launch in Japan has proceeded more slowly than expected, chiefly because of the need to obtain certification for STAAR’s surgeon training program.  STAAR expects ICL sales in Japan to accelerate during the second half of 2010.  The key territories in which STAAR will seek to enhance Visian sales during 2010 are the U.S., Japan, Korea, China, India, Italy, Spain, Germany, U.K., and France.

During 2009 STAAR experienced a breakthrough in market penetration in Korea, where it believes implants of Visian products have exceeded 11% of the total volume of refractive surgery procedures.  During the second quarter of 2010, STAAR’s Korean distributor organized a new entity specifically to handle Visian products.  During the transfer of the business to the new entity and its warehouse facility, STAAR and the distributor agreed to delay inventory purchases, resulting in a shortfall in expected sales during the second quarter and a decline in sales of 28% as compared to the prior year second quarter, compared to a year-over-year increase of 51% in the first quarter of 2010 (Korea is one of the few territories where STAAR’s independent distributor maintains significant inventory.)  Sales by the distributor to its own end customers have remained strong; STAAR expects the shortfall in orders to be made up during the third quarter and for Korea to resume its rapid growth pattern for the remainder of the year.  STAAR is using Korea as a model of best practices for marketing that may serve to significantly increase market share in other key territories.

U.S. military forces currently represent the largest group of customers for ICLs in the U.S.  Military purchases of ICLs accounted for most of STAAR’s 2.5% growth in 2009 U.S. ICL sales over 2008.  STAAR does not believe that private sector purchases of ICLs will resume growing significantly until consumer confidence improves, which depends on continued recovery in the U.S. economy.  An unexpected drop in military purchases during the second quarter of 2010, combined with continued weakness in private sector sales, resulted in an overall decline of 6% in U.S. ICL sales.  STAAR’s initiatives to increase its U.S. sales of ICLs are discussed in greater detail under the heading “Other Highlights - U.S. ICL Sales” below.

STAAR’s global IOL sales continued to increase, approximately 5% higher as compared to the prior year second quarter and increased by 7.7% in the first half of 2010 compared to the first half of 2009.  The increases were led by growing sales of nanoFLEX and STAAR’s KS-X Acrylic Preloaded Injector in France and by resumed growth in Preloaded Injector sales in Japan, where sales grew by 8.5% over the second quarter of 2009 and grew by approximately 7% during the first six months of 2010 as compared to the first six months of 2009.  While average IOL selling prices generally remain higher in Japan than in most other countries, STAAR has experienced more aggressive price competition than usual in that market beginning in 2009.

In meeting its growth targets STAAR continues to face challenges in the U.S. IOL market, where STAAR has seen its U.S. IOL sales volume decline for the last several years.  However, the rate of decline has recently decreased and STAAR’s introduction of aspheric IOLs with NTIOL status in 2008 and 2009 has resulted in higher average selling prices for STAAR’s IOLs in the U.S., further reducing erosion in sales.  STAAR introduced three new products in the U.S. in 2009 in pursuit of growth in its IOL market: the nanoFLEX IOL, the nanoPOINT injection system, and the advanced Epiphany injector for STAAR’s three-piece Collamer aspheric lens.  These products did not have a significant impact on sales within 2009 due to timing of introduction, but STAAR believes they will have greater impact in 2010, especially the nanoFLEX™ IOL, with which STAAR has experienced a 15% increase in global sales and over 20% increase year-to-date and a 17% increase in U.S. sales during the second quarter of 2010.   Preloaded IOL sales increased by 12% driven by the launch of the KS-X Hydrophobic Acrylic Preloaded IOL in new markets.  STAAR believes its recent product introductions have given the company a much more competitive IOL product line with unique features and benefits, and offer an opportunity to regain lost IOL market share.  STAAR intends to support these products with sales and marketing initiatives in 2010.  Among these initiatives is the “nanoFLEX Challenge,” a program that facilitates an interested surgeon’s evaluation of the visual outcomes for patients receiving nanoFLEX IOLs compared with the outcomes from any other IOL currently used by the surgeon.

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

Improvement in gross profit margins to the mid-60% level for the year.  To achieve sustainable profitability, STAAR must not only increase its revenues but also increase the gross profit margin yielded by those revenues.  STAAR’s gross profit margin was 63.6% in the second quarter of 2010 and 63.9% for the six months ended July 2, 2010.  This represents a substantial increase over profit margins previously reported on a consolidated basis including Domilens, the sale of which removed some of the lowest gross profit margin sales from STAAR’s product mix.  Products sold by Domilens are presented in discontinued operations, including third party products, supplies and disposables like surgical drapes, and assembly of custom surgical kits.  In contrast, STAAR’s own products previously distributed to Domilens will continue to be sold to Domilens as an unaffiliated distributor.  Those sales are therefore treated as continuing operations of STAAR and are included in net sales in STAAR’s consolidated financial statements after the disposition; however, the volume of these sales is expected to be insignificant in relation to STAAR’s consolidated net sales.

STAAR’s recent improvements in gross profit margin do not derive solely from the sale of Domilens.  Even when compared with STAAR’s adjusted gross profit margins in the second quarter of 2009, STAAR experienced a 300 basis point increase in the second quarter of 2010.  This increase was due to a reduction in royalty expense resulting from the November 2009 expiration of a patent related to collagen copolymer lens material, which STAAR had licensed in 1996 from the Federov Institution of Russia.

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

Progress toward profitability throughout the year, with a goal of achieving net income for the full year.  STAAR is reporting net income of $1.9 million or $0.05 per share in the first six months of 2010.  However, these earnings result from the $4.1 million net gain recognized by STAAR from the March 2, 2010 sale of Domilens, which is a non-recurring event.  While the net income reported for the first half of the year does not signify that STAAR has achieved sustainable net income from its continuing operations, STAAR has set a goal of achieving net income for the full year, other than from non-recurring items.

STAAR achieved operating income from continuing operations of $76,000 during the first quarter of 2010, marking the first time since the third quarter of 2000 that it generated operating income during a quarterly period.  However, STAAR had an operating loss of $799,000 for the second quarter of 2010 which also includes a $700,000 termination benefits accrual resulting from non-renewal of an executive employment agreement.  Achieving the goal of net income for the full year will require further reductions in STAAR’s expenses, increase in sales and success in the initiatives to improve profitability contained in our other 2010 objectives.

Continued generation of cash flow from operations.  STAAR achieved positive cash flow from operating activities in 2009 including the Domilens subsidiary, and intends to continue its initiatives to improve cash flow in 2010.  STAAR used cash in operating activities in the first and second quarters of 2010 due mainly to the $4.0 million litigation settlement payment that was made in the second quarter of 2010.  While this payment negatively affected cash flow from operating activities in the second quarter and possibly for the full year, the negative effect was more than offset by the return of the $7.3 million bond reflected as an inflow from investing activities.  To be successful, STAAR will need to offset the loss of the cash previously generated by Domilens, which usually provided cash from operating activities on a stand-alone basis and accounted for $1.8 million of STAAR’s cash from operations in 2009.

The $3.7 million in cash used in operating activities in the second quarter included the $4.0 million used to pay the global litigation settlement.  Also reflected in $5.1 million in cash used in operating activities for the first six months of 2010 were non-recurring cash outlays, including $0.4 million of previously incurred transaction costs related to the disposition of Domilens, $0.2 million in legal fees related to the Moody case, approximately $0.8 million in interest paid on the Senior Secured Promissory Note, including the early repayment interest of $0.3 million, and the $4.0 million payment of the global settlement.  In addition, the first quarter is typically STAAR’s most challenging for cash because of accounting fees related to the annual audit of our financial statements, professional fees for our consultant on internal controls pursuant to the Sarbanes-Oxley Act of 2002, and holiday closures of facilities during December that reduce the processing and payment of invoices by STAAR during the last weeks of the fourth quarter.  These factors cause a significant increase in cash payments by STAAR as it catches up during the first month of the first quarter.  The exceptional demands on STAAR’s cash experienced in the second quarter, and the seasonal demands on cash in the first quarter are not expected to affect STAAR’s use of cash during the remainder of the year.

Improve financial condition by retiring obligations and strengthening the balance sheet. Although the net proceeds of approximately $11.8 million in cash raised from the sale of Domilens significantly improved the cash position of STAAR, as discussed below under “Liquidity and Capital Resources,” STAAR had two significant financial obligations that were scheduled to mature in 2010: repayment of the $5 million principal balance on the Broadwood Note, originally due on December 14, 2010; and the right of the holders of 1,700,000 shares of our Series A Redeemable, Convertible Preferred Stock (the “Preferred Stock”) to redeem these shares at $4.00 per share, or $6.8 million in cash in aggregate, which right by its terms would have matured on December 29, 2010.

In the second quarter of 2010, STAAR achieved its goals of resolving its major obligations with existing capital reserves and cash generated from operations.  In keeping with this goal, STAAR elected to call all of the outstanding shares of Preferred Stock by delivering a Call Notice to the holders on April 23, 2010.  The holders of the Preferred Stock, who had a right to convert some or all of the Preferred Stock to common stock at a 1:1 ratio through May 17, 2010, allowed the conversion right to lapse and accepted cash redemption of the Preferred Stock at the price of $4 per share.  On May 24, 2010, STAAR redeemed all of the outstanding shares of Preferred Stock by paying the aggregate cash purchase price of $6.8 million.

On June 22, 2010, STAAR prepaid the $5 million Broadwood Note, plus the accrued interest as of that date, without any penalty.  Since the Note was scheduled to mature in December 2010, STAAR also wrote off the remaining unamortized discount and issuance costs related to the Note and recognized a non-cash loss of $267,000.  STAAR expects to save approximately $168,000 in cash interest cost due to the prepayment of this Note for the remainder of 2010.

STAAR seeks to reserve any future capital raising efforts for initiatives to expand its business, rather than meeting existing obligations.  Nevertheless, depending on STAAR’s cash position during the remainder of 2010, it may find it necessary to seek additional financing.  See “Liquidity and Capital Resources” below.

Other Highlights

U.S. ICL Sales

We consider ICL sales growth in the U.S. market to be important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

Visian ICL sales in the U.S. declined by 6% during the second quarter of 2010 over the prior year period.  This follows a 7% year-over-year increase during the first quarter of 2010 and a 2.5% increase over the prior year in 2009.  STAAR believes the decrease in sales in the second quarter reflects the continued overall negative trend in refractive surgical procedures in the U.S., which are believed to have declined significantly during the quarter.  Most of STAAR’s recent U.S. growth in ICL sales has been in sales to the military, while most of the private sector suffered similar declines to the overall refractive surgery market in the U.S.

STAAR believes that the continued effects of the recent economic recession represent a challenge to increased growth in U.S. private sector ICL sales. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements.  STAAR believes that the lack of growth in private sector ICL sales in the U.S. results from the significantly lower volume of patients seeking refractive surgery in the last two years, which has reduced the number of patients to whom the ICL is offered. While ICL sales have been much more resistant to the recession than laser-based procedures, unless the recent economic recovery continues and consumer spending levels also recover, private sector ICL sales will not grow significantly and may decline.  STAAR believes that its share of the U.S. refractive surgery market has grown during the past two years, which will position the ICL for strong sales growth when conditions improve. By contrast, the general U.S. refractive surgery market has declined by approximately 50% during the past two years.

During the second quarter of 2010, STAAR added two new marketing associates who will focus on the professional and consumer market segments for Visian ICL products. STAAR also added five new direct sales representatives to promote sales of core products (both ICLs and IOLs).  STAAR expects that these additional personnel will help reverse the decline in U.S. ICL sales, and will position STAAR for further growth if the general market improves.

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

Concerns about complications and levels of patient satisfaction following refractive surgery first gained wide publicity in the U.S. following an April 25, 2008 public meeting on the subject conducted by the FDA Ophthalmic Devices Panel.  While the panel also discussed phakic IOLs such as the Visian ICL, most of its discussions centered on LASIK and testimony regarding customer dissatisfaction following LASIK surgery.  The Panel recommended enhanced patient warnings of possible complications for LASIK and created a task force to study methods of better identifying those patients who are more likely to have an unsatisfactory outcome from laser vision correction. On October 15, 2009, the FDA announced a three-phase collaborative study on the potential impact of LASIK surgery on a patient’s quality of life, and also issued warning letters to seventeen ambulatory surgery centers citing inadequate systems for reporting adverse events resulting from LASIK.  Concerns of patients and doctors about the quality of refractive surgery outcomes may have played a role in the trend of reduced demand for laser surgery that began in 2008, but because the emergence of those concerns coincided with a severe economic recession, it will be difficult to assess their impact until the general consumer economy substantially recovers.  Patient concerns about LASIK could provide an opportunity for STAAR to differentiate the Visian ICL product based on superior quality of vision, reduced risk of complications for many patients eligible for either procedure, and the ability to remove the ICL if a patient is dissatisfied with results.  However, STAAR believes that concerns about the safety and effectiveness of LASIK have likely decreased patient interest in all refractive surgery, including the Visian ICL. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome.

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

STAAR has recently placed less emphasis on increasing its overall physician customer base and devoted more attention to identifying and supporting those practices that show potential for significant repeat business through a professional commitment to the ICL technology.

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

In addition, STAAR intends to focus on the following projects to enhance the competitiveness of its ICL product offering:

•	Marketing ICLs in the expanded diopter power range recently approved outside the United States so that patients with lower refractive error can be treated with the ICL;

•	Making other modifications to improve the performance of the ICL: and

•	Extending the shelf life of Collamer products (both IOLs and ICLs).

U.S. IOL Sales.  For several years STAAR has experienced a decline in U.S. market share of IOLs. The rate of decline has slowed as STAAR has begun replacing older lens designs with higher priced NTIOL lenses. For example, in the second quarter of 2010, overall U.S. IOL sales declined by 7%, primarily due to decreased sales of lower priced silicone IOLs.  However, nanoFLEX™ sales rose by 17% during the same period, leading to an 11% increase in average selling price that partially offset the effect of decreased silicone IOL sales and helped increase STAAR’s gross margins in the U.S. by 350 basis points.  U.S. IOL sales declined 5.3% in the first quarter of 2010 and declined 8% in 2009 compared to the prior year.  Factors contributing to long-term decline in U.S. IOL sales include STAAR’s relatively late introduction of advanced aspheric optics, the decreasing market for silicone IOLs, and the popularity of hydrophobic acrylic lenses in the U.S. market.

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

As noted above, during the second quarter of 2010 STAAR added five new direct sales representatives to promote sales of core products (both ICLs and IOLs).  STAAR expects that these additional personnel will help build the market for STAAR’s newer and higher value IOL products and will position STAAR to make greater gains with its expected new product introductions.

The addition of aspheric optics to STAAR’s IOL designs has been a primary focus of STAAR’s recent development efforts. Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. In recognition of these advantages the Centers for Medicare and Medicaid Services will grant NTIOL status to aspheric IOLs that can demonstrate improved visual performance over conventional IOLs, allowing an extra $50 reimbursement, per lens implanted, to an ASC (ambulatory surgical center). This additional reimbursement expires on February 26, 2011 for all IOLs in this class. Upon expiration of the NTIOL status, CMS may allow surgeons to bill patients directly for an additional price premium when they use aspheric rather than conventional lenses.  This has been permitted for previous NTIOL-designated technologies, such as Toric IOLs.  Because the majority of IOL purchases in the U.S. are implanted at ASCs and reimbursed through Medicare, NTIOL status significantly increases STAAR’s potential margin on qualifying lenses.

All of STAAR’s aspheric lenses sold in the U.S. feature a proprietary optical design (patent pending) that is optimized for the naturally curved surface of the retina and certain other anatomical features of the human eye, and provides outstanding image quality even if decentered.

STAAR intends to continue to focus on the following projects designed to make our IOL and ICL product offering more competitive:
•	Introducing a preloaded injector with a single piece acrylic IOL in addition to the current three-piece acrylic offering;

•	Extending the shelf life of Collamer products (both IOLs and ICLs);

•
Completing the development of the Collamer Toric IOL to complement our pioneering silicone Toric IOL and better compete with the Alcon acrylic Toric IOL. The Collamer Toric IOL should provide a product with advanced optic materials and rotational stability to provide superior outcomes for cataract patients with astigmatism;

•	Gaining approval for a preloaded silicone IOL injector system in the U.S. in 2010;

•	Developing a preloaded injector system for our Collamer IOLs;

•	Initiating a formal post-market clinical evaluation to support a possible submission to the FDA of claims that the lens offers patients less spectacle dependence or accommodation; and

•	Initiating a clinical study of a new IOL we have designed to enhance the near and intermediate visual results with Collamer.

STAAR cautions investors that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

STAAR’s development efforts aim to realize the full market potential for IOLs by continuously improving the Collamer lens design, enhancing delivery systems and differentiating STAAR’s silicone IOL offering through the Preloaded Injector. STAAR believes that its Collamer lenses have outstanding optical qualities and superior biocompatibility, and should be capable of competing with any of our competitor’s acrylic lens products in the advanced material sector. In addition, increasing use of the ICL, which relies on the outstanding optical properties of Collamer, has also introduced the advantages of the Collamer material to a growing number of surgeons. STAAR has completed a number of development projects to make Collamer lenses easier to deliver and broaden customer appeal. The nanoPOINT injector system, which delivers the nanoFLEX single-piece Collamer IOL through a 2.2 mm incision, was the first of these projects to reach market and was launched in April 2008. In addition the launch of the Epiphany injector for the Collamer three-piece lens in the third quarter of 2009 brings smoother and more controlled delivery to one of STAAR’s most advanced lenses.

Over the past several years surgeons implanting single piece Collamer IOLS (including the current nanoFLEX IOL) have reported that their cataract patients have better than expected near vision. In late 2008, STAAR organized the Collamer Accommodating Study Team or “CAST.” The CAST consists of eight prominent physicians across the U.S. who are implanting the recently introduced nanoFLEX IOL and are checking both near and intermediate vision approximately one month post operation. Feedback from the group indicates that the near vision achieved is better than that of any conventional IOL where we have comparative data. The feedback also indicates that the intermediate vision is better than “presbyopia correcting” IOLs that have been studied and near vision approaches that of presbyopia correcting IOLs that are already on the market.  STAAR has submitted a clinical protocol to the FDA which is intended to duplicate the results of the CAST evaluation in a formal clinical trial. STAAR is requesting that the results of the clinical trial be included in the labeling for the nanoFLEX product.

While increased sales of the nanoFLEX were not sufficient to fully offset other declines in U.S. IOL sales in the first half of 2010, sales of the product have continued to grow and STAAR believes that it represents a significant opportunity to increase STAAR’s U.S. IOL market share.  To further pursue this opportunity, in the first quarter of 2010 STAAR initiated a program called the “nanoFLEX challenge” which is intended to facilitate an interested surgeon’s evaluation of the visual outcomes for patients receiving nanoFLEX IOLs compared with the outcomes from any other standard IOL currently used by the surgeon.

The 2009 introduction of the Epiphany injector, an advanced system that makes delivery of the three-piece Collamer aspheric IOL more reliable and predictable did not result in increased sales of this advanced lens. Based on surgeon feedback, STAAR developed an easier loading mechanism for this injector, which it introduced in the first half of 2010.  STAAR believes that this lens also has the potential to improve STAAR’s market share, particularly among surgeons who prefer loop haptics to the plate haptic design of the nanoFLEX.  Concerted marketing efforts for the three-piece Collamer aspheric lens are underway now that the improved Epiphany injector is available.

While the market share of silicone IOLs has been slowly declining overall, a significant number of surgeons continue to select silicone lenses for their patients.  Among U.S. IOL sales, STAAR believes that its aspheric, three-piece silicone IOL offers outstanding optical performance and with its NTIOL status could enable STAAR to retain or possibly increase its market share within the silicone IOL sector. STAAR plans to aggressively market the preloaded version of the product once FDA approves the product.

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

Status of U.S. TICL Submission.  STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement.  In August 2007, following negative inspectional observations and a Warning Letter from FDA’s Division of Bioresearch Monitoring (“BIMO”), the FDA Office of Device Evaluation placed an integrity hold on STAAR’s TICL application.  Over a two-year period STAAR took a number of corrective actions to address BIMO’s concerns and to remove the integrity hold, including engaging an independent third party auditor to conduct an audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application.  On July 21, 2009, the FDA notified STAAR that as a result of STAAR’s corrective actions the FDA had removed an integrity hold on our application for approval of the TICL, and would resume its consideration of the application.  During August and September 2009, the agency and STAAR resolved a number of questions related to the TICL supplement in an interactive process. On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions. STAAR has submitted a comprehensive response to the letter. Among the requests of the FDA was further analysis of data on corneal endothelial cell loss gathered during five-year follow-up of subjects from the original Visian ICL clinical study. Though not required, STAAR elected to sponsor a clinical study to obtain data at approximately the 10-year point on10 eyes identified as statistical outliers. The 10 eyes, despite being outliers, had loses that were consistent with the confidence limits in the endothelial cell table of the approved labeling for the Visian ICL, and STAAR confirmed that the annualized rate of decrease in endothelial cells declined in the second five years by approximately 25% compared to the first five years. STAAR expects to work interactively with FDA to resolve the questions in the February 3 letter, the majority of which involve labeling of the Toric ICL. STAAR cannot predict when, or if, the FDA may grant approval of the Visian Toric ICL.

Status of Japan TICL Submission. On February, 2, 2010, Japan’s Ministry of Health, Labor and Welfare (MHLW) approved the sale of the Visian ICL.  STAAR submitted a partial change application for approval of the Visian Toric ICL to the Pharmaceuticals and Medical Device Agency (PMDA) on April 9, 2010.  While STAAR did receive initial comments within approximately two months of submission, MHLW generally requires approximately one year to eighteen months to fully process a partial change application.   That timeline can change based on the nature of the product under review.

Effect of Domilens Divestiture on Financial Reporting

On March 2, 2010 STAAR disposed of all of its interests in its former subsidiary, Domilens GmbH.  In accordance with U.S. generally accepted accounting principles, STAAR is accounting for the divestiture of Domilens as discontinued operations in the first quarter of 2010.

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

New Accounting Pronouncements

On April 28, 2010, the FASB issued Accounting Standard Codification (ASC) update 2010-17 to topic 605, “Revenue Recognition – Milestone Method.”  The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts.  The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this Update is not expected to have any impact to the Company’s consolidated financial statements.

On July 21, 2010, the FASB issued Accounting Standard Codification (ASC) update 2010-20 to topic 310, “Receivables.”  This Update requires companies to provide extensive new disaggregated disclosures about the credit quality of their financing receivables and the allowance for credit losses. The objective of the expanded disclosure is to provide greater transparency about (1) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (2) how the entity analyzes that risk in estimating its allowance for credit losses, and (3) the changes and reasons for those changes in the allowance for credit losses.

Update 2010-20 requires a company to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The disclosures are required to be presented by class of financing receivable and by portfolio segment, two new defined terms.  A portfolio segment is the level at which an entity develops and documents a systematic method for determining its allowance for credit losses (e.g., by type of receivable, industry, or risk rates). Classes of financing receivable generally are a disaggregation of a portfolio segment.  A class is defined as a group of financing receivables determined on the basis of all of the following: (1) their initial measurement attribute (e.g., amortized cost or purchased credit impaired), (2) risk characteristics, and (3) an entity’s method for monitoring and assessing credit risk. This Update applies to all companies, public and private, and with few exceptions to all financing receivables. A financing receivable is defined as an arrangement that has both a contractual right to receive money on demand or on fixed or determinable dates and, that is recognized as an asset in the company’s statement of financial position. Examples include (1) loans, (2) trade accounts receivable, (3) notes receivable, (4) credit card receivables, and (5) lease receivables (other than from operating leases).

Some of the more significant new disclosures are listed below. The first two disclosures are required to be presented by portfolio segment and the remainder presented by class.

•
A rollforward of the allowance for credit losses from the beginning of the period to the end of the period, by portfolio segment, with the ending balance further disaggregated based on impairment methodology (e.g., individually evaluated for impairment, collectively evaluated for impairment and loans acquired with deteriorated credit quality)

•	Significant purchases and sales of financing receivables during the period

•	At period end, the amount of nonaccrual financing receivables and those past due 90 days or more and still accruing

•	At period end, the aging of financing receivables past due, as determined by the entity’s policy

•	At period end, the amount of impaired financing receivables

•	At period end, the recorded investment by credit quality indicator

•	The nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses

•
The nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the period and the effect on the allowance for credit losses.

The amendments that require disclosures as of the end of a reporting period (e.g., credit quality information and impaired loan information) are effective for both annual and interim periods ending on or after December 15, 2010.  For STAAR, these amendments are effective for the fourth quarter and year ending December 31, 2010.  The amendments that require disclosures about activity that occurs during a reporting period (e.g., the allowance rollforward and modification disclosures) are effective for interim or annual periods beginning on or after December 15, 2010.  For STAAR, these amendments are effective for the first quarter ending April 1, 2011.  The Company is currently assessing the impact of adopting this Update which, when effective, will require the Company to provide enhanced disclosures and additional information in its consolidated financial statements regarding the entity’s credit risk exposures and evaluation of its allowance for credit losses.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended July 2, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

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

	Percentage of Net Sales for Three Months		Percentage Change for Three Months	Percentage of Net Sales for Six Months		Percentage Change for Six Months
	July 2, 2010	July 3, 2009	2010 vs. 2009	July 2, 2010	July 3, 2009	2010 vs. 2009
Net sales	100.0%	100.0%	3.7%	100.0%	100.0%	8.3%
Cost of sales	36.4	39.4	(4.4)	36.1	38.3	2.3
Gross profit	63.6	60.6	8.9	63.9	61.7	12.0

General and administrative	24.0	29.0	(14.5)	24.3	32.0	(17.8)
Marketing and selling	30.3	28.3	10.9	29.1	29.8	5.5
Research and development	10.1	11.0	(4.5)	10.6	11.3	2.0
Other operating expense	5.1	—	— *	2.5	—	— *
	69.5	68.3	5.5	66.5	73.1	(1.5)
Operating loss	(5.9)	(7.7)	(21.4)	(2.6)	(11.4)	(74.9)
Other expense, net	(6.7)	(0.6)	— *	(4.9)	(1.2)	— *
Loss before provision (benefit) for income taxes	(12.6)	(8.3)	57.6	(7.5)	(12.6)	(35.6)
Provision (benefit) for income taxes	(0.7)	2.1	— *	0.8	1.6	(48.8)
Loss from continuing operations	(11.9)	(10.4)	18.9	(8.3)	(14.2)	(37.1)
Income from discontinued operations, net of taxes	—	2.1	(100.0)	15.2	3.3	— *
Net income (loss)	(11.9)%	(8.3)%	49.6	6.9%	(10.9)%	— *

*      Denotes change is greater than +100%.

Net Sales

Net sales for the three and six months ended July 2, 2010 were $13.6 million and $27.4 million, an increase of approximately 3.7% and 8.3%, respectively, compared with $13.2 million and $25.3 million for the three and six months ended July 3, 2009.  The increase in net sales was due mainly to increases in sales of both IOLs and ICLs globally, offset by decreases in other surgical products.  Changes in foreign currency had a $0.3 million and $0.5 million favorable impact on net sales for the three and six months of 2010 primarily due to the stronger Japanese Yen compared to the U.S. Dollar.

U.S. sales for the three and six months ended July 2, 2010 were $3.8 million and $7.8 million, a decrease of 7.4% and 6.0%, respectively, compared with $4.1 million and $8.3 million reported for the three and six months ended July 3, 2009. The primary reason for the decrease in both periods is a decrease in IOL and ICL sales.  U.S. ICL sales decreased 6.3% in the second quarter of 2010, but were relatively unchanged for the six months ended July 2, 2010 compared to the six months ended July 3, 2009.  STAAR believes the decline in ICL sales for the quarter results from the continued negative trends in the overall growth rate of refractive surgery procedures.  U.S. IOL sales for the three and six months ended July 2, 2010 decreased 6.9% and 6.1% due to decreased sales of lower priced silicone IOLs.  The rate of decline has slowed significantly from the levels of 2009 and 2008, which STAAR believes resulted from its introduction of new products.  The decline in volume was offset somewhat by an 11% increase in average selling price (“ASP”) driven by a 17% increase in nanoFLEX™ IOL sales.

International sales for the three and six months ended July 2, 2010  were $9.8 million and $19.6 million, up 8.7% and 15.2% compared with $9.0 million and $17.0 million reported in the three and six months ended July 3, 2009.  During the quarter and year to date periods, international Visian ICL sales grew to $4.7 million and $9.1 million, a 13.4% and 18.7% increase compared to the $4.2 million and $7.7 million reported in the same periods of 2009.  The sales increase in 2010 is due to increases in both volume and average selling prices.  The Visian Toric ICL, which is available in 45 markets, accounted for 44% of ICL sales in those markets during the quarter as compared to 34% for the second quarter of 2009;  Visian Toric sales in those markets increased by 48% during the quarter.  During the quarter the Company received approval to sell an expanded range of Visian ICL products, which more than doubles the current Visian-addressable market in Europe.  Included in the CE Mark approval was the STAAR Hyperopic Toric ICL, which is designed for patients with both hyperopia and astigmatism.

International IOL sales also increased approximately 11% to $4.8 million for the current quarter from $4.4 million compared to the same quarter in the prior year and increased 15% over the first six months of 2009.  Unit volume and average selling prices were higher in the quarter compared to the prior year quarter.  Preloaded IOL sales increased by 12% driven by the launch of the KS-X Hydrophobic Acrylic Preloaded IOL to expand market presence.  Despite continued pricing pressures in Japan, IOL sales grew 8.5% over the second quarter of 2009.  France again led in IOL market increases for the Company during the second quarter and overall IOL sales in Europe increased by about 35% for the quarter and about 80% for the first half of the year.

Other products decreased 29% to $0.8 million from $1.1 million reported in the second quarter of 2009 and decreased 16% to $1.8 million from the $2.2 million reported in the first six months of 2009. Other product sales decreased as a result of STAAR’s decision to de-emphasize low margin, non-core products.

Gross Profit Margin

Gross profit margin for the second quarter was 63.6%, a 300 basis point improvement compared with 60.6% in same quarter in the prior year.  Gross profit margin for the first six months of 2010 was $17.5 million, or 63.9% of net sales, compared with $15.6 million, or 61.7% of net sales in the prior year period.  A significant portion of the year over year increases was due to a decrease in royalty expense resulting from the 2009 expiration of a patent licensed to STAAR.  Royalty expense was $203,000 and $427,000 in the second quarter and during the first six months of 2009, respectively.  In addition, gross profit margins were favorably impacted by higher IOL and ICL average selling prices and improved mix of higher profit margin products.

General and Administrative

General and administrative expenses decreased by 14.5% to $3.3 million in the second quarter of 2010 from $3.8 million over the second quarter of 2009.  General and administrative expenses for the six months ended July 2, 2010 were $6.7 million, a decrease of 17.8% when compared with $8.1 million reported last year.  The decreases in both periods were mainly due to decreased legal expenses, lower insurance premiums and lower headcount.

Marketing and Selling

Marketing and selling expenses for the second quarter of 2010 increased by 10.9% to $4.1 million as compared with $3.7 million in the same period in 2009.  For the first six months of 2010, marketing and selling expenses were $8.0 million, up $0.4 million or 5.5%, from $7.6 million reported for the first six months of 2009.  The increase in marketing and selling expenses was due mainly to the timing of trade show expenses and the expansion of the U.S. sales team to foster higher growth in the later part of 2010 and 2011.

Research and Development

Research and development expenses for the second quarter of 2010 were $1.4 million, a 4.5% decline compared with the second quarter of 2009 due to decreased salaries, legal fees and general cost containment efforts.  For the six months ended July 2, 2010, research and development expenses were $2.9 million, essentially flat as compared to the comparable period in 2009.

Other Operating Expense

Other operating expense reflects the $700,000 charge for executive termination benefits costs recorded in connection with the non-renewal of an executive employment agreement. These costs are expected to be paid out over 15 months beginning September 2010.

Other Expenses, net

Other expenses, net, were $920,000 compared with $74,000 in the second quarter of 2009 due primarily to foreign exchange losses recorded during the quarter due to a weakened Euro, coupled with the approximate $267,000 non-cash loss on early extinguishment of the Broadwood note payable as a result of the write-off of the remaining unamortized note discount, and a decrease in royalty income.

Liquidity and Capital Resources

While STAAR has recently made significant progress in generating operating income and improving cash flow, it has a history of losses and negative cash flows on a consolidated basis over the last several years, primarily as a result of losses in the U.S. business.  During those years STAAR raised additional funds to support operations through sales of equity and debt securities.

The ability to avoid a subsequent short-term cash shortfall without selling additional equity securities was a principal consideration in STAAR’s divestiture of Domilens on March 2, 2010.  Among the expected demands on STAAR’s capital resources underlying this decision, the most pressing was the $6.5 million verdict rendered in the Moody case.  The Domilens divestiture yielded a total of approximately $11.8 million in net cash proceeds to STAAR.  On March 30, 2010, a global settlement of the Parallax and Moody cases was reached and in June 2010, STAAR’s $4.0 million contribution to the global settlement was paid from the $7.3 million release of the restricted deposit by the Court.  The significant improvement in the Company’s cash position enabled STAAR to both redeem all the outstanding shares of its Series A preferred stock at an aggregate redemption value of $6.8 million and repay the $5.0 million Broadwood note, plus interest, thereby significantly enhancing its balance sheet and financial position.

The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flows from operating activities, proceeds from the Domilens divestiture, sale of STAAR common stock, and borrowings under the Company’s credit facilities.  The Company’s liquidity also depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow.  In addition, any abnormal product returns or pricing adjustments may also affect the Company’s short-term funding.

The Company believes its current cash balances coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future.  STAAR’s need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in achieving and maintaining positive cash flow and earnings through the strategies described above under the caption “Strategy.” STAAR cannot assure that such financing will be available on acceptable terms, if at all, if the need arises.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of July 2, 2010 and January 1, 2010, the Company had $8.0 million and $13.7 million, respectively, of cash and cash equivalents and restricted cash.

Net cash used in operating activities was $5.1 million for the six months ended July 2, 2010, compared to $0.2 for the six months ended July 3, 2009.  This use of cash from operations in the period included the following significant items: payment of $4.0 million related to the global settlement of the legal judgments and $0.6 million used in operating activities of discontinued operations of the disposed Domilens subsidiary, payment of $0.4 million of Domilens transaction related costs and approximately $0.8 million interest paid for the Broadwood note.

Net cash provided by investing activities was $18.8 million for the six months ended July 2, 2010, compared to cash used in investing activities of $7.5 million for the six months ended July 3, 2009.  Net cash provided by investing activities was mainly due to the $11.8 million net cash proceeds from the sale of our German subsidiary in March 2010 and the release of the $7.3 million restricted deposit by the Court in June 2010, offset by $0.2 million of acquisitions of property, plant and equipment.  For the six months ended July 3, 2009, net cash used in investing activities includes the $7.3 million of posted as a deposit with the Court in June 2009 for the then Parallax appeal and $0.2 million in acquisition of property, plant and equipment.

Net cash used in financing activities was $12.2 million for the six months ended July 2, 2010 compared to $8.6 million in net cash provided by financing activities for the six months ended July 3, 2009.  Net cash used in financing activities includes the $5 million principal payment of the Broadwood note, the $6.8 million cash redemption of the Series A preferred shares and repayment of principal of our capital lease obligations of $0.5 million, offset by cash proceeds from stock option exercises of $0.1 million.  Net cash provided by financing activities for the comparable period in 2009 includes the $8.5 million net proceeds from the June 17, 2009 Common Stock offering to certain institutional investors and additional $0.6 million from borrowings from our Japanese line of credit, offset by capital lease principal repayments of $0.5 million.

Credit Facilities, Contractual Obligations and Commitments

Accrued Termination Benefits for Executive

On May 24, 2010, STAAR accrued $700,000 in executive termination benefit costs in connection with the non-renewal of an executive employment agreement.  This accrual represents STAAR’s current best estimate of the contractual termination benefits due to the executive.  The actual amount ultimately paid to the executive may be different than the amount estimated.  These costs are expected to be paid out to the executive over 15 months, including a three-month period during which the executive will remain employed but have no further obligation to perform his duties as an employee, beginning in September 2010.

Credit Facilities

As detailed below, STAAR’s only significant credit facilities are the following arrangements:

Capital Lease Agreements

The Company has certain agreements with Farnam Street Financial, Inc. (“Farnam”) which provides lease financing to the Company for purchases of property, plant and equipment.  These agreements are under various individual lease “Schedules” which commit the Company to lease a set contractual amount of assets per Schedule.  Each Schedule has its own term, required commitment amount and lease factor (interest rate).  In accordance with the requirements of ASC 840-10-25, all purchases under these Schedules are accounted for as capital leases.  Title to all assets under the Farnam leases remains with Farnam.  Under the agreement, the Company has the option to purchase any item of the leased property within its Schedule of assets at the end of that Schedule’s lease term, at a mutually agreed-upon fair value.  If the Company does not choose to purchase the asset under lease, it may rent the assets on a month-to-month basis or return them to Farnam.  The Company must provide a 120-day notice prior to termination of its intent to purchase or return the assets.  Amortization of the total capital lease obligation under any lease Schedule does not begin until the Company draws on the full amount of the commitment under that particular Schedule which is referred to as the Schedule “Commencement Date”.  However, as individual asset leases are entered into pursuant to a particular Schedule but prior to the Commencement Date, the Company pays Farnam “interim rent” based on a predetermined lease factor applied to the actual principal amount of the purchases.  Below is a table for all existing Schedules the Company has with Farnam as of July 2, 2010 (in thousands):

					As of July 2, 2010
Schedule	Commencement		Expiration	Original Required	Obligation	Available
Number	Date	Term	Date	Commitment	Balance	Credit
001	April 1, 2007	36 Months	April 1, 2010	$959	$-	$-
002	September 1, 2007	36 Months	September 1, 2010	527	17	-
003	January 1, 2008	36 Months	January 1, 2011	387	63	-
004	March 1, 2009	30 Months	September 1, 2011	150	73	-
005	Pending	Pending	N/A	250	31	219
				$2,273	$184	$219

On April 1, 2010, Schedule 001 matured and on April 26, 2010, the Company entered into a new Schedule 005 and, after making contractual monthly payments thereon, Farnam will transfer title to the assets under the previous Schedule 001 lease to the Company at termination and provide the Company $250,000 of availability for new equipment financing.  Schedule 005 term will not commence until the Company draws on the full $250,000 for new asset purchases and will terminate twenty-four months after the Commencement Date, assuming all payments are made timely; the monthly payments currently being made to Farnam under Schedule 005 are all considered “interim rent” and include both the previous assets leased under Schedule 001 and the new assets financed under Schedule 005.

Line of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.4 million based on the rate of exchange on July 2, 2010), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of July 2, 2010) plus 1.125% and may be renewed annually (the current line expires on April 2, 2011).  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of July 2, 2010 and January 1, 2010, (approximately $2.3 million and $2.2 million based on the foreign exchange rates on July 2, 2010 and January 1, 2010) and approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of STAAR Surgical Company and its subsidiaries (the “Company”).  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by this quarterly report on Form 10-Q, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.                EXHIBITS

Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)

3.2	By-laws, as amended to date.(2)

4.1	Certificate of Elimination of Series A Convertible Preferred Stock.(*)

4.2	1991 Stock Option Plan of STAAR Surgical Company.(3)

4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(4)

4.4	Form of Certificate for Common Stock, par value $0.01 per share.(5)

4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan, and form of Option Grant and Stock Option Agreement.*

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.

(4)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.

(5)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: August 11, 2010	By: /s/ DEBORAH ANDREWS
Deborah Andrews

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)