Form 10-Q
period 2010-10-01
STAAR SURGICAL CO
filed 2010-11-10
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
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

The registrant has 35,018,426 shares of common stock, par value $0.01 per share, issued and outstanding as of November 8, 2010.

STAAR SURGICAL COMPANY

i

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	October 1, 2010	January 1, 2010
ASSETS

Current assets:
Cash and cash equivalents	$8,488	$6,330
Restricted cash	136	7,396
Accounts receivable trade, net	7,118	9,269
Inventories, net	10,952	14,820
Prepaids, deposits and other current assets	1,317	2,591
Total current assets	28,011	40,406
Property, plant and equipment, net	3,772	5,005
Intangible assets, net	3,818	4,148
Goodwill	1,700	7,879
Other assets	1,321	1,243
Total assets	$38,622	$58,681

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,408	$7,416
Line of credit	2,400	2,160
Deferred income taxes	360	360
Obligations under capital leases	494	795
Note payable, net of discount	—	4,503
Accrued legal judgments	—	4,000
Other current liabilities	6,111	7,706
Total current liabilities	12,773	26,940
Obligations under capital leases	1,307	1,098
Deferred income taxes	218	653
Pension obligations	2,395	2,035
Other long-term liabilities	218	101
Total liabilities	16,911	30,827

Commitments, contingencies and subsequent event (Notes 13 and 16)

Series A redeemable convertible preferred stock, $0.01 par value; 10,000 shares authorized; none and 1,700 shares issued and outstanding at October 1, 2010 and January 1, 2010, respectively. Liquidation value $6,800.	—	6,784

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; issued and outstanding 34,837 at October 1, 2010 and 34,747 at January 1, 2010	348	348
Additional paid-in capital	150,861	149,559
Accumulated other comprehensive income	1,849	3,254
Accumulated deficit	(131,347)	(132,091)
Total stockholders’ equity	21,711	21,070
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$38,622	$58,681

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Net sales	$13,152	$12,455	$40,569	$37,771
Cost of sales	4,892	4,943	14,801	14,633

Gross profit	8,260	7,512	25,768	23,138

General and administrative	3,591	3,302	10,247	11,404
Marketing and selling	4,552	3,798	12,517	11,350
Research and development	1,309	1,542	4,218	4,395
Other operating expense	—	—	700	—

Operating loss	(1,192)	(1,130)	(1,914)	(4,011)

Other income (expense):
Interest income	7	29	22	37
Interest expense	(152)	(549)	(783)	(1,175)
Gain on foreign currency transactions	446	78	6	224
Loss on early extinguishment of note payable	—	—	(267)	—
Other income (expense), net	89	(69)	77	90
Other income (expense), net	390	(511)	(945)	(824)

Loss before provision for income taxes	(802)	(1,641)	(2,859)	(4,835)
Provision for income taxes	356	192	563	597
Loss from continuing operations	(1,158)	(1,833)	(3,422)	(5,432)
Income (loss) from discontinued operations, net of income taxes	—	(134)	4,166	715
Net income (loss)	$(1,158)	$(1,967)	$744	$(4,717)

Loss per share from continuing operations – basic and diluted	$(0.03)	$(0.05)	$(0.10)	$(0.17)
Income (loss) per share from discontinued operations – basic and diluted	$—	$(0.01)	$0.12	$0.02

Net income (loss) per share	$(0.03)	$(0.06)	$0.02	$(0.15)

Weighted average shares outstanding – basic and diluted	34,831	34,701	34,790	31,751

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Net income (loss)	$744	$(4,717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	(4,166)	(715)
Depreciation of property and equipment	1,191	1,526
Amortization of intangibles	607	585
Amortization of discount	236	265
Loss on early extinguishment of note payable	267	—
Fair value adjustment of warrant	117	74
Loss on disposal of property and equipment	4	91
Change in net pension liability	256	117
Stock-based compensation expense	945	1,184
Other	40	62
Changes in working capital:
Accounts receivable	862	(107)
Inventories	1,042	1,111
Prepaids, deposits and other current assets	717	95
Accounts payable	(1,395)	(72)
Other current liabilities	(5,462)	396
Net cash provided by (used in) operating activities of discontinued operations	(635)	407
Net cash provided by (used in) operating activities	(4,630)	302

Cash flows from investing activities:
Proceeds from sale of subsidiary, net of transaction costs	11,824	—
Decrease (increase) in restricted cash	7,396	(7,368)
Deposit to restricted escrow account	(136)	—
Acquisition of property and equipment	(247)	(300)
Proceeds from sale of property and equipment	—	22
Proceeds from sale of short-term investments – restricted	—	168
Net change in other assets	10	5
Net cash provided by (used in) investing activities of discontinued operations	(50)	118
Net cash provided by (used in) investing activities	18,797	(7,355)

Cash flows from financing activities:
Repayment of notes payable	(5,000)	—
Redemption of Series A preferred stock	(6,800)	—
Net proceeds from public sale of equity securities	—	8,548
Repayment of capital lease obligations	(609)	(744)
Borrowings under line of credit	—	630
Repayment under line of credit	—	(630)
Proceeds from exercise of stock options	292	—
Net cash used in financing activities of discontinued operations	(50)	(108)
Net cash provided by (used in) financing activities	(12,167)	7,696

Effect of exchange rate changes on cash and cash equivalents	158	9

Increase in cash and cash equivalents	2,158	652
Cash and cash equivalents, at beginning of the period	6,330	4,992
Cash and cash equivalents, at end of the period	$8,488	$5,644

See accompanying notes to the condensed consolidated financial statements.

Note 1 — Basis of Presentation and Significant Accounting Policies

The condensed consolidated balance sheet as of January 1, 2010 included in this report, which has been derived from audited consolidated financial statements, and the accompanying unaudited interim condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements for the three and nine months ended October 1, 2010 and October 2, 2009, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010.

The results of operations for the three- and nine- months ended October 1, 2010 and October 2, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.  As fully discussed in Note 2, on March 2, 2010, the Company disposed of all of its interests in its subsidiary, Domilens GmbH (“Domilens”).  The disposal has been accounted for and reported as discontinued operations in the first quarter of 2010 in accordance with the provisions of ASC 205-20 and, accordingly, all prior periods presented in the accompanying consolidated statements of operations and of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the divestiture.

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

The following table summarizes certain unaudited selected components of discontinued operations for the divested Domilens subsidiary for the period through the Transaction closing date, March 2, 2010 and for the three- and nine- months ended October 2, 2009 (in thousands, except per share amounts):

	For the Period From January 2, - March 2, 2010	Three Months Ended October 2, 2009	Nine Months Ended October 2, 2009
Net sales	$3,584	$5,657	$17,743
Gross profit	1,544	2,323	7,701
Net gain on disposal, net of $46 of taxes	4,118	—	—
Income (loss) from operations of Domilens before taxes	64	(116)	1,044
Provision for income taxes from operations of Domilens	(16)	(18)	(329)
Income (loss) from discontinued operations, net of income taxes	$4,166	$(134)	$715
Income (loss) per share from discontinued operations – basic and diluted	$0.12	$(0.01)	$0.02

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

Note 4 — Inventories

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	October 1, 2010	January 1, 2010(1)
Raw materials and purchased parts	$1,873	$1,846
Work-in-process	2,417	2,480
Finished goods	7,527	11,736
	11,817	16,062
Inventory reserves	(865)	(1,242)
	$10,952	$14,820

(1) Includes Inventories held by Domilens as of January 1, 2010.  No adjustment has been made to the January 1, 2010 consolidated balance sheet as a result of the Domilens divestiture completed on March 2, 2010.

Note 5 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	October 1, 2010	January 1, 2010(1)
Prepaids and deposits	$869	$1,169
Insurance receivable	—	438
Other current assets*	448	984
	$1,317	$2,591

*  No item in “other current assets” above exceeds 5% of total current assets.

(1)  No adjustment has been made to the January 1, 2010 consolidated balance sheet as a result of the Domilens divestiture completed on March 2, 2010.

Note 6 – Goodwill and Other Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	October 1, 2010			January 1, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,807	$(8,953)	$1,854	$10,725	$(8,619)	$2,106
Customer relationships	1,882	(518)	1,364	1,694	(339)	1,355
Developed technology	1,196	(596)	600	1,077	(390)	687
Total	$13,885	$(10,067)	$3,818	$13,496	$(9,348)	$4,148

As of October 1, 2010 the gross carrying amount of the amortizable intangible assets had increased by $389,000 as a result of changes in the foreign exchange rate.

The change in the carrying amount of goodwill from $7,879,000 as of January 1, 2010 to $1,700,000 as of October 1, 2010 is due principally to the disposition of Domilens as discussed in Note 2 and approximately $123,000 as a result of changes in foreign exchange rates related to the remaining goodwill.

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	October 1, 2010	January 1, 2010(1)
Accrued salaries and wages	$2,026	$2,122
Accrued termination benefits	654	—
Accrued audit fees	448	460
Customer credit balances	569	589
Accrued income taxes	616	905
Accrued insurance	78	386
Accrued interest on Broadwood Note**	—	499
Accrued bonuses	357	530
Other*	1,363	2,215
	$6,111	$7,706

* No item in “other” above exceeds 5% of total current liabilities.

** Broadwood Note principal and interest were fully paid off on June 22, 2010 (Note 9).

(1) No adjustment has been made to the January 1, 2010 consolidated balance sheet as a result of the Domilens divestiture completed on March 2, 2010.

Note 8 – Employee Benefits

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit plans (in thousands):

	Three Months Ended October 1, 2010	Three Months Ended October 2, 2009	Nine Months Ended October 1, 2010	Nine Months Ended October 2, 2009
Service cost	$144	$136	$421	$409
Interest cost	35	34	103	100
Expected return on plan assets	(25)	(26)	(73)	(74)
Amortization of unrecognized transition obligation or asset	—	6	—	18
Amount of gain recognized due to a partial settlement	—	(29)	—	(29)
Recognized actuarial loss	13	5	41	12
	$167	$126	$492	$436

During the nine months ended October 1, 2010 and October 2, 2009, the Company made cash contributions totaling approximately $183,000 and $253,000 to its defined benefit pension plans.  The Company expects to make additional cash contributions totaling approximately $61,000 to its defined benefit pension plan during the remainder of 2010.  Since the Japan Plan is self funded and there are no Plan assets, the Company paid approximately $49,000 to retirees during the nine months ended October 1, 2010 and anticipates on making approximately $110,000 of payments during the next twelve months.

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

On June 22, 2010, the Company repaid the full outstanding amount of the $5 million principal plus $322,000 in accrued interest.  As a result of repaying the Note, the Company recorded a $267,000 loss on early extinguishment due to a write-off of the remaining unamortized debt discount and issuance costs on the date of the repayment; this loss is included in Other expenses, net, on the accompanying consolidated statements of operations for the nine months ended October 1, 2010.

Lines of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.6 million based on the rate of exchange on October 1, 2010), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of October 1, 2010) plus 1.125% and may be renewed annually (the current line expires on April 2, 2011).  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of October 1, 2010 and January 1, 2010, (approximately $2.4 million and $2.2 million based on the foreign exchange rates on October 1, 2010 and January 1, 2010) and approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.
In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) ($1,022,000 at the rate of exchange on October 1, 2010), to be used for working capital purposes.  Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing.  The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default.  The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions.  The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement.  The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report.  There were no borrowings outstanding as of October 1, 2010 and the full amount of the line was available for borrowing.

Capital Lease Agreements

The Company has certain agreements with Farnam Street Financial, Inc. (“Farnam”) which provides lease financing to the Company for purchases of property, plant and equipment.  These agreements are under various individual lease “Schedules” which commit the Company to lease a set contractual amount of assets per Schedule.  Each Schedule has its own term, required commitment amount and lease rate factor (interest rate).  In accordance with the requirements of ASC 840-10-25, all purchases under these Schedules are accounted for as capital leases.  Title to all assets under the Farnam leases remains with Farnam.  Under the agreement, the Company has the option to purchase any item of the leased property within its Schedule of assets at the end of that Schedule’s lease term, at a mutually agreed-upon fair value.  If the Company does not choose to purchase the asset under lease, it may rent the assets on a month-to-month basis or return them to Farnam.  The Company must provide a 120-day notice prior to termination of its intent to purchase or return the assets.  Amortization of the total capital lease obligation under any lease Schedule does not begin until the Company draws on the full amount of the commitment under that particular Schedule which is referred to as the Schedule “Commencement Date.”  However, as individual asset leases are entered into pursuant to a particular Schedule but prior to the Commencement Date, the Company pays Farnam “interim rent” based on a predetermined lease factor applied to the actual principal amount of the purchases.   Below is a table for all existing Schedules the Company has with Farnam as of October 1, 2010 (in thousands):

					As of October 1, 2010
Schedule Number	Commencement Date	Term	Expiration Date	Original Required Commitment	Obligation Balance	Available Credit
001	April 1, 2007	36 Months	April 1, 2010	$959	$-	$-
002	September 1, 2007	36 Months	September 1, 2010	527	-	-
003	January 1, 2008	36 Months	January 1, 2011	387	26	-
004	March 1, 2009	30 Months	September 1, 2011	150	56	-
005	Pending	Pending	N/A	250	371	192
006	Pending	Pending	N/A	150	172	150
				$2,423	$625	$342

On April 1, 2010, Schedule 001 matured and on April 26, 2010, the Company entered into a new Schedule 005.  Under the terms of Schedule 005, Farnam (a) renewed the capital lease related to the assets previously leased under Schedule 001 and, after making all the contractual payments, Farnam will transfer title to those assets to the Company at lease termination, and (b) provided the Company with $250,000 of additional availability for new equipment financing.  The Schedule 005 term will not commence until the Company draws on the full $250,000 for new asset purchases and will terminate twenty-four months after the Commencement Date, assuming all payments are made timely.  The monthly payments currently being made to Farnam under Schedule 005 are all considered “interim rents” and include both the previous assets leased under Schedule 001 and the new assets financed under Schedule 005.  The interim rents are considered to be a financing cost and are recorded as interest expense by the Company.  On the Commencement Date, the Company will begin to amortize the capital lease obligation using the effective interest method over the twenty-four month lease term.  Title to the new assets financed under Schedule 005 however, will remain with Farnam after lease termination and subject to a fair value purchase option at the end of the lease.  Since the Company continues to utilize the assets previously leased under Schedule 001 and renewed under Schedule 005, the Company recorded $313,000 in assets and a corresponding capital lease obligation in connection with this renewal under the provisions of ASC 840-30-35.  In addition, as of October 1, 2010, the Company has leased $58,000 of the $250,000 required under Schedule 005 for lease term Commencement, thereby leaving $192,000 in available credit to the Company under Schedule 005.

On September 1, 2010, Schedule 002 matured and the Company entered into a new Schedule 006.  Under the terms of Schedule 006, Farnam (a) renewed the capital lease related to the assets previously leased under Schedule 002 and, after making all the contractual payments, Farnam will transfer title to those assets to the Company at lease termination, and (b) provided the Company with $150,000 of additional availability for new equipment financing.  The Schedule 006 term will not commence until the Company draws on the full $150,000 for new asset purchases and will terminate twenty-four months after the Commencement Date, assuming all payments are made timely.  The monthly payments currently being made to Farnam under Schedule 006 are all considered “interim rents” and include both the previous assets leased under Schedule 002 and any new assets financed under Schedule 006.  The interim rents are considered to be a financing cost and are recorded as interest expense by the Company.  On the Commencement Date, the Company will begin to amortize the capital lease obligation using the effective interest method over the twenty-four month lease term.  Title to the new assets financed under Schedule 006 however, will remain with Farnam after lease termination and subject to a fair value purchase option at the end of the lease.  Since the Company continues to utilize the assets previously leased under Schedule 002 and renewed under Schedule 006, the Company recorded $172,000 in assets and a corresponding capital lease obligation in connection with this renewal under the provisions of ASC 840-30-35.  As of October 1, 2010, the Company has not leased any new assets under Schedule 006, thereby leaving the entire $150,000 as an available commitment.

The Company has various other capital leases internationally mainly for machinery and equipment used in operations.  As of October 1, 2010, those capital lease obligations were $1.2 million.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities and lines of credit as of the date of this report.

Note 10 — Redeemable Convertible Preferred Stock

On April 23, 2010, STAAR issued a call notice to the holders of its 1,700,000 outstanding shares of Preferred Stock, establishing May 24, 2010 as the redemption date for the Preferred Stock.  On May 24, 2010, STAAR redeemed all outstanding shares of preferred stock in cash for $4.00 per share, or $6.8 million in aggregate.  There are no Preferred Shares outstanding since the redemption.

Note 11 — Stockholders’ Equity

The consolidated interim condensed financial statements include “basic” and “diluted” per share information.  Basic per share information is calculated by dividing net income or loss by the weighted average number of shares outstanding (“EPS”).  Diluted per share information is calculated by also considering the impact of potential issuances of common stock on both net income and the weighted number of shares outstanding.  As the Company is reporting discontinued operations for the disposition of Domilens (see Note 2), the Company will use its results from continuing operations as the “control number” for determining whether including potential common shares in the diluted EPS computation would be dilutive or anti-dilutive in accordance with ASC 260-10-45-18 and 19.  The same number of potential common shares used in computing the diluted per-share amount for income or loss from continuing operations should be used in computing all other reported diluted per-share amounts, even if those amounts will be anti-dilutive to their respective basic per-share amounts.  Accordingly, since the Company had a loss from continuing operations for all periods presented, potential issuance of 5,399,157 and 6,266,414 shares of common stock for the three and nine months ended October 1, 2010 and 7,006,974 and 6,665,137 for the three and nine months ended October 2, 2009 were excluded from the computation as the issuance of those shares would have had an anti-dilutive effect.

Comprehensive loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net income (loss)	$(1,158)	$(1,967)	$744	$(4,717)
Minimum pension liability adjustment	3	(34)	9	(36)
Foreign currency translation adjustment	519	905	(1,414)	680
Total comprehensive loss	$(636)	$(1,096)	$(661)	$(4,073)

Note 12 — Geographic and Product Data

The Company reports segment information in accordance with ASC 280, “Segment Reporting”. Under ASC 280 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.

The Company markets and sells its products in approximately 45 countries and has manufacturing sites in the United States, Japan and Switzerland. Other than the United States, Japan and South Korea, the Company does not conduct business in any country in which its sales exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers between those in the United States, Japan, South Korea and other locations for each period, is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
United States	$3,727	$4,017	$11,560	$12,329
Japan	3,734	3,643	11,706	11,199
Korea	1,710	1,064	4,356	3,664
Other	3,981	3,731	12,947	10,579
Total	$13,152	$12,455	$40,569	$37,771

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are intraocular lenses (“IOLs”) used in cataract surgery, implantable collamer lenses (“ICLs”) used in refractive surgery, collectively referred to as our “core” products, and other surgical products used primarily in cataract surgery, sometimes referred to as “non-core” products.  The composition of the Company’s net sales by product line is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
IOLs	$6,559	$6,454	$20,442	$19,350
ICLs	6,034	5,002	17,757	15,271
Core products	12,593	11,456	38,199	34,621
Other Surgical Products	559	999	2,370	3,150
Total	$13,152	$12,455	$40,569	$37,771

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

Accrued Termination Benefits for Executive

On May 24, 2010, STAAR accrued $700,000 in executive termination benefit costs in connection with the notice of non-renewal given under an executive employment agreement.  This accrual represents STAAR’s current best estimate of the contractual termination benefits due to the executive.  The actual amount ultimately paid to the executive may be different than the amount estimated. These termination benefits are being paid out to the executive over the 15 month period beginning August 27, 2010, which has included a three-month period during which the executive remains employed but has had no further obligation to perform his duties as an executive.  On November 10, 2010, the Company amended the Executive Employment Agreement with the executive which was scheduled to expire on November 27, 2010 (see Note 16.)

Note 14 — Stock-Based Compensation

As of October 1, 2010, the Company has multiple share-based compensation plans, which are described below. The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income for the 2003 Omnibus Plan and the 1998 Stock Option Plan is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Stock-based compensation expense	$200	$217	$642	$706
Common stock issued to employees	—	—	—	278
Restricted stock expense	77	61	214	179
Consultant compensation	19	22	89	21
Total	$296	$300	$945	$1,184

There was no net income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance.  In addition, the Company capitalized $22,000 and $65,000 of stock compensation to inventory for the three and nine months ended October 1, 2010, and $21,000 and $97,000, respectively, for the three and nine months ended October 2, 2009, and recognizes those amounts as expense in Cost of Sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”).  On May 19, 2010, the stockholders of STAAR approved the Restated 2003 Omnibus Plan, which increased the number of shares available for grants under the plan by 2,000,000 shares and extended the term of the plan to May 18, 2020.  As of October 1, 2010, there were 2,140,164 shares authorized and available for grants under the Restated 2003 Omnibus Plan.  The 2003 Plan provides for various forms of stock-based incentives.  To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock and unrestricted share grants. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three- or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Pursuant to the plan, options for 3,019,336 shares were outstanding at October 1, 2010 with exercise prices ranging between $0.95 and $8.12 per share.  Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years.  There were 113,667 shares of restricted stock outstanding at October 1, 2010.

In fiscal year 2000, the Board of Directors approved the Stock Option Plan and Agreement for the Company’s Chief Executive Officer authorizing the granting of options to purchase common stock or awards of common stock.  Pursuant to this plan, options for 500,000 were outstanding at October 1, 2010, with an exercise price of $11.13.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Pursuant to the plan, options for 337,300 were outstanding at October 1, 2010 with exercise prices ranging between $3.35 and $3.81 per share. No further awards may be made under this plan.

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock.  Pursuant to this plan, options for 25,100 shares were outstanding at October 1, 2010 with an exercise price of $1.70 per share. No further awards may be made under this plan.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding.  Options granted with a three-year vesting life during the three and nine months ended October 1, 2010 had an expected term of 5.60 years derived from historical exercise and termination activity.  No options were granted during the three months ended October 2, 2009.  The Company has calculated a 10.24% estimated forfeiture rate used in the model for fiscal year 2010 option grants based on historical forfeiture experience.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Expected dividend yield	0%	N/A	0%	0%
Expected volatility	80.17%	N/A	80.53%	73.43%
Risk-free interest rate	1.40%	N/A	2.15%	1.89%
Expected term (in years)	5.6	N/A	5.6	5.5

A summary of option activity under the Plans as of October 1, 2010 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2010	3,743	$5.36
Granted	507	4.15
Exercised	(85)	3.46
Forfeited or expired	(283)	7.64
Outstanding at October 1, 2010	3,882	$5.08	5.30	$5,222
Exercisable at October 1, 2010	3,107	$5.48	4.39	$3,689

The weighted-average grant-date fair value of options granted during the nine months ended October 1, 2010 was $2.84 per option.  The total fair value of options vested during the nine months ended October 1, 2010 and October 2, 2009 was $995,000 and $1,147,000, respectively.  There were 84,732 options exercised with an intrinsic value of $152,000 during the nine months ended October 1, 2010 and no options were exercised during the nine months ended October 2, 2009.

A summary of the status of the Company’s non-vested shares as of October 1, 2010 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	759	$1.84
Granted	507	2.84
Vested	(463)	2.15
Forfeited	(28)	2.35
Nonvested at October 1, 2010	775	$2.43

As of October 1, 2010, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 15 — Supplemental Disclosure of Cash Flow Information

Interest paid was $930,000 and $381,000 for the nine months ended October 1, 2010 and October 2, 2009, respectively. Income taxes paid amounted to approximately $1,081,000 and $506,000 for the nine months ended October 1, 2010 and October 2, 2009, respectively.

The Company’s non-cash investing and financing activities for the nine months ended were as follows (in thousands):

	October 1, 2010	October 2, 2009
Non-cash investing and financing activities:
Assets obtained by capital lease	$776	$514
Issuance of common stock to attorneys for legal services performed	—	425
Warrants issued to Broadwood	—	290

Note 16 — Subsequent Event

STAAR and David Bailey are parties to an Executive Employment Agreement dated November 27, 2007 related to Mr. Bailey’s former employment as President, International Operations (the “Agreement”).  As previously disclosed, on May 24, 2010 STAAR provided notice of non-renewal of the Agreement, as a result of which Mr. Bailey’s term of employment would end on November 27, 2010, following which he would receive continued salary and benefits for a severance period of twelve months ending on November 27, 2011.

On November 10, 2010, STAAR and Mr. Bailey signed an amendment to the Agreement, which principally does the following:  (1) provides for up to an additional six months of employment by Mr. Bailey in an advisory, non-executive capacity; (2)  provides that Mr. Bailey’s severance period will be shortened by the additional period of employment, with the severance period still ending on November 27, 2011; and (3) sets forth with specificity the payment amounts and benefits to be provided pursuant to the original Agreement after November 27, 2010.  The Amendment does not change the total cash compensation to be received by Mr. Bailey after November 27, 2010 from that provided under the Agreement.  Under the terms of his outstanding equity award agreements, which are not being altered, during Mr. Bailey’s continued term of service his vested, unexpired options will continue to be exercisable and the Restricted Shares granted to him on March 5, 2010 will continue to vest.  The effectiveness of the amendment is conditioned on the delivery of a general release of claims by Mr. Bailey.

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

Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise, “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

STAAR Surgical Company, Visian®, Collamer®, STAARVISC®, Elastimide®, nanoFLEX™, nanoPOINT™, Epiphany™, SonicWAVE™ and AquaFlow™ are trademarks or registered trademarks of STAAR in the U.S. and other countries.

Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

Principal Products

Intraocular Lenses.  We generate approximately half of our sales by manufacturing and selling foldable IOLs. A foldable IOL is a prosthetic lens used to replace a cataract patient’s natural lens after it has been extracted in minimally invasive small incision cataract surgery. STAAR manufactures IOLs out of silicone and out of Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material. STAAR’s IOLs are available in both three-piece and single-piece designs.  STAAR also markets internationally an independently sourced acrylic IOL, which we supply in a preloaded injector using STAAR technology.  Over the years, we have expanded our range of IOLs to include the following:

•	Aspheric IOLs, available in silicone or Collamer, designed to provide a clearer image than traditional spherical IOLs, by reducing spherical aberrations and improving contrast sensitivity;

•	The nanoFLEX IOL, a single-piece Collamer aspheric IOL that can be implanted through a 2.2 mm incision with the nanoPOINT injector system;

•	The Preloaded Injector, a three-piece silicone or acrylic IOL preloaded into a single-use disposable injector;

•
The silicone Toric IOL, used in cataract surgery to treat preexisting astigmatism.  Astigmatism is a condition that causes blurred vision due to the irregular shape of the cornea which prevents light from focusing properly on the retina.

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

Sales of IOLs during the three and nine months ended October 1, 2010 were $6.6 million and $20.4 million, compared to $6.5 million and $19.4 million for the same periods in the prior year, representing approximately 50% of total net sales in the three-month period as well as year-to-date.

Implantable Collamer Lenses.  Manufacturing and selling lenses used in refractive surgery is an important source of sales for STAAR.  We have used our proprietary biocompatible Collamer material to develop and manufacture implantable Collamer lenses, or ICLs.  STAAR’s VISIAN ICL and VISIAN Toric ICL, or TICL™, treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. These disorders of vision affect a large proportion of the population. Unlike the IOL, which replaces a cataract patient’s cloudy lens, these products are designed to work with the patient’s natural lens to correct refractive disorders. The surgeon implants the foldable Visian lens through a tiny incision, under topical anesthesia.  STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006. STAAR began selling the Visian TICL outside the U.S. in 2002.  In September 2010, STAAR launched an expanded range of Visian ICL products in territories that recognize the CE Mark.  The expanded range includes ICLs with lower levels of myopia correction in quarter-diopter increments, Toric hyperopic ICLs to treat astigmatism and far-sightedness, and Toric ICLs in the low to zero range of myopia to treat patients primarily affected by astigmatism.  These product line extensions more than double the number of patients for whom a Visian-based solution will be available in Europe and other territories that accept the CE Mark. Visian ICLs are marketed and sold in more than 45 countries.  STAAR’s goal is to establish the position of the ICL and TICL throughout the world as one of the primary choices for refractive surgery.  STAAR is currently seeking approval of the TICL in the U.S. and Japan.

Sales of ICLs during the three and nine months ended October 1, 2010 were $6.0 million and $17.8 million compared to $5.0 million and $15.3 million for the same periods in the prior year, representing approximately 46% of total net sales in the three month period and 44% of net sales year-to-date.

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

Sales of other surgical products during the three and nine months ended October 1, 2010 were $0.6 million and $2.4 million compared to $1.0 million and $3.2 million for the same periods in the prior year, representing approximately 4% of total net sales in the three month period and 6% of net sales year-to-date.

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

•
Japan.  STAAR operates administrative, manufacturing and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc.  STAAR Japan’s administrative facility is located in Shin-Urayasu and its manufacturing and distribution facility is located in Ichikawa City. All of STAAR’s preloaded injectors are assembled at the Ichikawa City facility.  Following its approval by the Japanese Ministry of Health, Labor and Welfare on February 2, 2010, STAAR Japan began marketing and distributing the Visian ICL in Japan.  STAAR Japan will also handle distribution and other administrative affairs for the Pacific Asia region under the re-alignment of STAAR’s global business discussed below.

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

STAAR’s key operational metrics in 2010 have been guided by two overriding strategic goals:  to generate a profit in 2010 and to lay the groundwork for sustainable profitability into the future.  In pursuit of these goals, STAAR has aligned its principal business initiatives during 2010 along the following five key operational metrics, which STAAR has also used to gauge its progress during the year:

•	Achievement of double-digit percentage growth in sales from core ICL and IOL products;

•	Improvement in gross profit margins to the mid-60%;

•	Progress toward profitability throughout the year, with a goal of achieving net income for the full year;

•	Continued generation of cash flow from operations; and

•	Improvement in financial condition by retiring obligations and strengthening the balance sheet.

Double-digit growth in sales from core ICL and IOL products.  STAAR currently believes that it should be able to continue growth in sales of core ICL and IOL products at double digit levels throughout the remainder of the year.  STAAR achieved approximately 21% growth in worldwide ICL sales during the third quarter of 2010 and 16% growth in the first nine months of 2010, when compared to the corresponding periods of 2009.  The rate of growth in Visian ICL sales will partly depend on continued improvement in worldwide economic conditions.  ICL surgery is a relatively expensive elective procedure and is seldom reimbursed by insurers or government agencies.  STAAR believes that the global recession reduced overall demand for refractive surgery, and it has been reported that consumer spending and consumer confidence has not returned to pre-recession levels.

STAAR will continue to focus its ICL marketing and sales efforts in the key territories where it has established significant market share, based on the success of this strategy in 2009.  Following the February 2, 2010 approval of the ICL in Japan, Japan was added to the list of targeted territories based on its potential market share.  Japan has a higher prevalence rate of myopia than other countries, which makes it a promising new market.  STAAR’s post approval launch in Japan has proceeded slowly because of the time required to train and certify surgeons on the Visian ICL product.  The key territories in which STAAR is currently seeking to enhance Visian sales are the U.S., Japan, Korea, China, India, Italy, Spain, Germany, U.K., and France.

Since 2009 STAAR has experienced a breakthrough in market penetration in Korea, where it believes implants of Visian products have exceeded 11% of the total volume of refractive surgery procedures.  Revenues from sales of Visian ICL products in Korea increased 59% during the third quarter of 2010 and 18% during the first nine months of 2010, compared to corresponding periods of 2009.  The increase in third quarter sales partly reflects shipments that had been previously delayed in the second quarter, when STAAR’s Korean distributor organized a new entity specifically to handle Visian products.  During the transfer of the business to the new entity and its warehouse facility, STAAR and the distributor agreed to delay inventory purchases.  Korea is one of the few territories where STAAR’s independent distributor maintains significant inventory.  Because of the rapid growth of Visian ICL sales and market share in Korea, STAAR is using Korea as a model of best practices for marketing that may serve to significantly increase market share in other key territories.

U.S. military forces currently represent the largest group of customers for Visian ICLs in the U.S.    For both the quarter and the first nine months, military sales have increased slightly, while civilian sales decreased slightly compared to the 2009 comparable periods.  Surgeons affiliated with the U.S. Army have noted the benefits of the Visian ICL and have presented data based on military experience showing that ICL provides superior visual outcomes to LASIK, even in younger patients with relatively lower levels of myopia.  STAAR believes that the military’s adoption of the Visian ICL will in the long term enhance demand for the lenses in the private sector.  However, STAAR does not believe that private sector purchases of Visian ICLs will resume growing significantly until consumer confidence improves, which depends on continued recovery in the U.S. economy.  Overall, refractive procedures continue to be adversely affected by the economy as LCA-Vision, reported that their same store procedures declined by 19% during the quarter and the two leading companies providing LASIK technology have reported what appear to be weak quarters in that segment of their businesses.  U.S. Visian ICL sales decreased by 9% in the third quarter, primarily due to a change in purchasing patterns of one large customer. Year to date, sales in the U.S. were down 3%.  STAAR’s initiatives to increase its U.S. sales of ICLs are discussed in greater detail under the heading “Other Highlights - U.S. ICL Sales” below.

STAAR’s global IOL sales have continued to increase, with sales in the third quarter approximately 2% higher than prior year and sales in the first nine months of 2010 6% higher.  The increases were led by growing sales of nanoFLEX, which grew 26% during the third quarter and 22% during the first nine months of 2010. Sales of STAAR’s Preloaded IOLs, currently available only outside the U.S., increased by 2%  during the quarter and 10% for the first nine months of 2010, driven by the launch of the KS-X Hydrophobic Acrylic Preloaded IOL in new markets and continuing strong sales of Preloaded Silicone IOLs.

The slight growth in U.S. IOL sales in the third quarter of 2010 marked the first time in four years that STAAR has increased its quarterly IOL sales in the U.S., and only the second time in the last seven years.  While STAAR has been experiencing a general decline in U.S. IOL sales volume during the last several years, the rate of decline decreased following STAAR’s introduction of aspheric IOLs with NTIOL status in 2008 and 2009, which resulted in higher average selling prices for STAAR’s IOLs in the U.S.  STAAR introduced three new products in the U.S. in 2009 in pursuit of growth in its IOL market: the nanoFLEX IOL, the nanoPOINT injection system, and the advanced Epiphany injector for STAAR’s three-piece Collamer aspheric lens.  In particular, the nanoFLEX IOL and nanoPOINT injection system have shown significant market appeal, with U.S. sales of the product growing 27% during the quarter and 21% for the first nine months of 2010.

STAAR believes its recent product introductions have given the Company a more competitive IOL product line with unique features and benefits, and offer an opportunity to regain lost IOL market share both within and outside the U.S. STAAR is seeking to obtain U.S. Food and Drug Administration (“FDA”) approval to sell its silicone Preloaded Injectors in the U.S. during 2010.  STAAR believes this product will further enhance its U.S. IOL offering, and will help STAAR maintain or increase its market share in the silicone IOL segment.  STAAR’s initiatives to increase its U.S. sales of IOLs are discussed in greater detail under the heading “Other Highlights - U.S. IOL Sales” below.

Improvement in gross profit margins to the mid-60% level for the year.  To achieve sustainable profitability, STAAR must not only increase its revenues but also increase the gross profit margin yielded by those revenues.  STAAR’s gross profit margin was 62.8% in the third quarter of 2010 and 63.5% for the nine months ended October 1, 2010, compared to 60.3% and 61.3% for the corresponding periods of 2009.  These improvements primarily result from improved manufacturing cost, increased average selling prices of IOLs and a decrease in royalty expense resulting from the 2009 expiration of a patent licensed to STAAR.  Those gains were partly offset by higher inventory provisions and by a one-time charge of $160,000 in the third quarter due to issues related to a key raw material for the Collamer material, which has been resolved.

These results represent a substantial increase over profit margins previously reported on a consolidated basis including STAAR’s former German subsidiary, Domilens GmbH.  The sale of Domilens in the first quarter of 2010 removed some of the lowest gross profit margin sales from STAAR’s product mix.  Products sold by Domilens are presented in discontinued operations, including third party products, supplies and disposables like surgical drapes, and assembly of custom surgical kits.  In contrast, STAAR’s own products previously distributed to Domilens will continue to be sold to Domilens as an unaffiliated distributor.  Those sales are therefore treated as continuing operations of STAAR and are included in net sales in STAAR’s consolidated financial statements after the disposition; however, the volume of these sales is expected to be insignificant in relation to STAAR’s consolidated net sales.

STAAR will seek to further increase gross profit margin during the remainder of 2010 through the following:

•
Increasing ICL sales as a percentage of STAAR’s overall product mix.  Visian ICLs and TICLs generally yield approximately 85-90% gross profit margins.  The Visian product line is STAAR’s most profitable product family and the largest contributor to enhanced gross profit margins.  We expect worldwide ICL sales to continue growing worldwide for the remainder of 2010 due to our enhanced product offering in countries recognizing the CE Mark and increased sales in other established markets.

•
Increasing Sales of Higher Value IOLs in the U.S. In 2007 and 2008 STAAR began converting its U.S. IOL product offering from lower value legacy products to newer aspheric designs that are eligible for enhanced Centers for Medicare and Medicaid Services (“CMS”) reimbursement as NTIOLs.  With the introduction of the nanoFLEX IOL in 2009, STAAR has introduced aspheric versions for both of its IOL product platforms.  As STAAR’s customers have switched to aspheric lenses, and new customers have begun purchasing the nanoFLEX IOL in greater numbers, U.S. IOL gross profit margins have increased.  While CMS treatment of these higher-value lenses following the expiration of NTIOL status on February 26, 2011 has not been established, CMS may allow surgeons to bill patients directly for an additional price premium when they use aspheric rather than conventional lenses.  This has been permitted for previous NTIOL-designated technologies, such as Toric IOLs.

•	Progress toward profitability throughout the year, with a goal of achieving net income for the full year. While STAAR is reporting net income of $744,000, or $0.02 per share, in the first nine months of 2010, these earnings result from the $4.1 million net gain recognized by STAAR from the March 2, 2010 sale of Domilens, which is a non-recurring event. While the net income reported for the first nine months of the year does not signify that STAAR has yet achieved sustainable net income from its continuing operations, STAAR has set a goal of achieving net income for the full year, other than from non-recurring items.

STAAR achieved operating income from continuing operations of $76,000 during the first quarter of 2010, marking the first time since the third quarter of 2000 that it generated operating income during a quarterly period.  However, in the third quarter STAAR had a loss from continuing operations, and a net loss, of $1.2 million, or $0.03 per share, and for the first nine months of 2010 had a loss from continuing operations of $3.4 million, or $0.10 per share. These results compare to a loss from continuing operations of $1.8 million, or $0.05 per share, in the third quarter of 2009 and a loss from continuing operations of $5.4 million, or $0.17 per share, in the first nine months of 2009.  Building on these improvements to achieve sustainable net income will require continued control of STAAR’s expenses, increases in sales and success in the initiatives to improve profitability contained in our other 2010 objectives.

Continued generation of cash flow from operations.  STAAR generated positive cash flow from operating activities in 2009 and in the third quarter of 2010.  STAAR has succeeded in resuming positive cash flow, despite the loss of cash previously generated by Domilens, which usually provided cash from operating activities on a stand-alone basis and accounted for $1.8 million of STAAR’s cash from operations in 2009.  In the third quarter, STAAR generated cash from operations of $470,000 and overall increased its cash and cash equivalents by $592,000.  Among the factors in achieving this were a significant decrease in legal fees and the elimination of interest payments following the repayment of a $5 million Senior Secured Promissory Note in the second quarter.

The $4.6 million in cash used in operating activities during the first nine months of 2010 resulted primarily from a $4.0 million payment to globally settle outstanding litigation in the second quarter and other extraordinary outlays, including $0.4 million of previously incurred transaction costs related to the disposition of Domilens, $0.2 million in legal fees related to litigation, approximately $0.8 million in interest paid on the Senior Secured Promissory Note, including the early repayment interest of $0.3 million.  In addition, the first quarter is typically STAAR’s most challenging for cash because of accounting fees related to the annual audit of our financial statements, professional fees for our consultant on internal controls pursuant to the Sarbanes-Oxley Act of 2002, and holiday closures of facilities during December that reduce the processing and payment of invoices by STAAR during the last weeks of the fourth quarter.  The exceptional uses of cash to retire indebtedness and redeem preferred stock in the second quarter of 2010, and the seasonal demands on cash in the first quarter are not expected to affect STAAR’s use of cash during the remainder of the year.

Improve financial condition by retiring obligations and strengthening the balance sheet. At the beginning of 2010, STAAR had two significant financial obligations that were scheduled to mature in 2010: repayment of the $5 million principal balance on the Broadwood Note, originally due on December 14, 2010; and the right of the holders of 1,700,000 shares of our Series A Redeemable, Convertible Preferred Stock (the “Preferred Stock”) to redeem these shares at $4.00 per share, or $6.8 million in cash in aggregate.  The redemption right, by its terms, would have matured on December 29, 2010.

After the sale of Domilens in the first quarter yielded approximately $11.8 million in cash and STAAR entered into a global settlement of its outstanding litigation, STAAR used its improved cash reserves to retire its major obligations during the second quarter.   After delivering a Call Notice to the holders, STAAR repurchased all of the shares of Preferred Stock at the redemption price on May 24, 2010.  On June 22, 2010, STAAR prepaid the $5 million Broadwood Note, plus the accrued interest as of that date, without any penalty.  Since the Note was scheduled to mature in December 2010, STAAR also wrote off the remaining unamortized discount and issuance costs related to the Note and recognized a non-cash loss of $267,000.  STAAR expects to save approximately $168,000 in cash interest cost due to the prepayment of this Note for the remainder of 2010.

STAAR seeks to reserve any future capital raising efforts for initiatives to expand its business, rather than meeting existing obligations.  Nevertheless, depending on STAAR’s future cash position, it may find it necessary to seek additional financing.  See “Liquidity and Capital Resources” below.

Other Highlights

U.S. ICL Sales

We consider ICL sales growth in the U.S. market to be important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

Visian ICL sales in the U.S. declined by 9% during the third quarter of 2010 compared to the prior year period and declined about 3% over the first nine months of 2010.  STAAR believes the decrease in U.S. ICL sales in 2010 reflects the continued overall negative trend in refractive surgical procedures in the U.S., which are believed to have declined during the quarter and for the past two years.  Most of STAAR’s recent U.S. growth in ICL sales has been in sales to the military, while the overall refractive surgery market reflected the generally sluggish consumer economy in the U.S.

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

STAAR believes that its share of the U.S. refractive surgery market has grown during the past two years, which should position the ICL for strong sales growth when conditions improve.  By contrast, STAAR believes the general U.S. refractive surgery market has declined by approximately 50% during the past two years.  During the fourth quarter, STAAR will begin to test a direct-to-consumer advertising campaign on the internet and on television and radio in selected markets.  This campaign seeks to increase potential refractive patient visits and to encourage patients to specifically inquire about the Visian ICL by distinguishing the product from other refractive treatments.  The initial materials for the campaign are a series of humorous one-minute videos contrasting the Visian ICL with LASIK, eyeglasses and contact lenses.  The videos highlight certain benefits of the ICL over other treatments, including clarity of vision, absence of surgically induced dry eye, removability and ultraviolet protection.

During the second quarter of 2010, STAAR added two new marketing associates who will focus on the professional and consumer market segments for Visian ICL products. STAAR also added five new direct sales representatives to promote sales of core products (both ICLs and IOLs).  While the increased staff did not result in sales growth in the third quarter, STAAR expects that the additional personnel will help reverse the decline in U.S. ICL sales, and will position STAAR for further growth if the general market improves.

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

•	concerns about medical complications and patient dissatisfaction following LASIK have reduced interest in all refractive surgical procedures; and

•	FDA approval of the TICL, which STAAR sells in 45 international markets for treating patients affected by both myopia and astigmatism, has not yet been realized.

Concerns about complications and levels of patient satisfaction following refractive surgery first gained wide publicity in the U.S. following an April 25, 2008 public meeting on the subject conducted by the FDA Ophthalmic Devices Panel.  While the panel also discussed phakic IOLs such as the Visian ICL, most of its discussions centered on LASIK and testimony regarding customer dissatisfaction following LASIK surgery.  The Panel recommended enhanced patient warnings of possible complications for LASIK and created a task force to study methods of better identifying those patients who are more likely to have an unsatisfactory outcome from laser vision correction. On October 15, 2009, the FDA announced a three-phase collaborative study on the potential impact of LASIK surgery on a patient’s quality of life, and also issued warning letters to seventeen ambulatory surgery centers citing inadequate systems for reporting adverse events resulting from LASIK.  The level of public concern rose again in September of 2010, when statements by a former FDA official questioning the safety of LASIK received broad media coverage in the U.S.  Concerns of patients and doctors about the quality of refractive surgery outcomes may have played a role in the trend of reduced demand for laser surgery that began in 2008, but because the emergence of those concerns coincided with a severe economic recession, it will be difficult to assess their impact until the general consumer economy substantially recovers.

Patient concerns about LASIK could also provide an opportunity for STAAR to differentiate the Visian ICL product based on superior quality of vision, reduced risk of complications for many patients eligible for either procedure, and the ability to remove the ICL if a patient is dissatisfied with results.  However, because the public is much more familiar with LASIK than the Visian ICL, a significant number of potential patients only learn about the ICL after approaching their ophthalmologists or optometrists for LASIK.  STAAR believes that recent concerns about the safety and effectiveness of LASIK have likely decreased patient interest in all refractive surgery, including the Visian ICL. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome. As noted above, STAAR is testing a direct-to-consumer advertising campaign in the fourth quarter.

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

In addition, STAAR intends to focus on the following projects to enhance the competitiveness of its ICL product offering:

•
The  launch of ICLs in the expanded diopter power range recently approved outside the United States so that patients with lower refractive error can be treated with the ICL, beginning in the fourth quarter of 2010;

•	Making other modifications to improve the performance of the ICL: and

•	Extending the shelf life of Collamer products (both IOLs and ICLs).

U.S. IOL Sales.  For several years STAAR has experienced a decline in U.S. market share of IOLs. As STAAR has replaced its older lens designs with higher priced NTIOL lenses, the rate of decline slowed, and was reversed during the third quarter of 2010 with a slight increase over the 2009 third quarter, largely resulting from a 27% increase in the sale of nanoFLEX™ IOLs.  Factors that contributed to the long-term decline in U.S. IOL sales include STAAR’s relatively late introduction of advanced aspheric optics, the decreasing market for silicone IOLs, and the popularity of hydrophobic acrylic lenses in the U.S. market.

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

Most of STAAR’s IOLs now feature aspheric optics.  Aspheric IOLs use advanced optical designs intended to provide a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. In recognition of these advantages the Centers for Medicare and Medicaid Services will grant NTIOL status to aspheric IOLs that can demonstrate improved visual performance over conventional IOLs, allowing an extra $50 reimbursement, per lens implanted, to an ASC (ambulatory surgical center). This additional reimbursement expires on February 26, 2011 for all IOLs in this class. While CMS treatment of these lenses following expiration of the NTIOL status has not been established, CMS may allow surgeons to bill patients directly for an additional price premium when they use aspheric rather than conventional lenses.  This has been permitted for previous NTIOL-designated technologies, such as Toric IOLs.

All of STAAR’s aspheric lenses sold in the U.S. feature a proprietary optical design (patent pending) that is optimized for the naturally curved surface of the retina and certain other anatomical features of the human eye, and provides outstanding image quality even if decentered.

STAAR intends to continue to focus on the following projects designed to make our IOL and ICL product offering more competitive:

•	Introducing a preloaded injector with a single piece acrylic IOL in addition to the current three-piece acrylic offering that is available outside the U.S.;

•	Extending the shelf life of Collamer products (both IOLs and ICLs);

•
Completing the development of the Collamer Toric IOL to complement our pioneering silicone Toric IOL and better compete with other Toric IOLs. The Collamer Toric IOL should provide a product with advanced optic materials and rotational stability to provide superior outcomes for cataract patients with astigmatism;

•	Gaining approval for a preloaded silicone IOL injector system in the U.S. in 2010;

•	Developing a preloaded injector system for our ICLs and Collamer IOLs;

•	Initiating a formal post-market clinical evaluation to support a possible submission to the FDA of claims that the lens offers superior intermediate vision results; and

•	Initiating a clinical study of a new IOL we have designed to enhance the near and intermediate visual results with Collamer, which would offer less spectacle dependence.

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

Over the past several years surgeons implanting single piece Collamer IOLS (including the current nanoFLEX IOL) reported that their cataract patients experienced better than expected near vision. In late 2008, STAAR organized the Collamer Accommodating Study Team or “CAST.” The CAST consists of several prominent physicians across the U.S. who implanted the nanoFLEX IOL and checked their patients for both near and intermediate vision approximately one month post operation.  Feedback from the group indicated that the near vision achieved was better than that of any conventional IOL where we have comparative data. The feedback also indicates that the intermediate vision is better than “presbyopia correcting” IOLs that have been studied and near vision approaches that of presbyopia correcting IOLs that are already on the market.  STAAR has submitted a clinical protocol to the FDA which is intended to duplicate the results of the CAST evaluation in a formal clinical trial. STAAR is requesting that the results of the clinical trial be included in the labeling for the nanoFLEX product.

Increased sales of the nanoFLEX were a leading factor in reversing the declines in U.S. IOL sales in the third quarter of 2010.  Sales of the product have continued to grow and STAAR believes that it represents a significant opportunity to further increase STAAR’s U.S. IOL market share. During 2010 STAAR has promoted a program called the “nanoFLEX challenge” which is intended to facilitate an interested surgeon’s evaluation of the near, intermediate and distance visual outcomes for patients receiving nanoFLEX IOLs compared with the outcomes from any other standard IOL currently used by the surgeon.

While the market share of silicone IOLs has been slowly declining overall, a significant number of surgeons continue to select silicone lenses for their patients.  Among U.S. IOL sales, STAAR believes that its aspheric, three-piece silicone IOL offers outstanding optical performance and with its NTIOL status could enable STAAR to retain or possibly increase its market share within the silicone IOL sector. STAAR plans to aggressively market the preloaded version of the product once the FDA approves the product.

Reversing the decline in U.S. IOL sales will require STAAR to overcome several short and long-term challenges, including successfully meeting its objectives to develop new and enhanced products, organizing, training and managing a sales force, managing independent local sales representatives, and competing with much larger companies. We cannot assure that this strategy will ultimately be successful.

Aaren Scientific (“Aaren”), formerly Ophthalmic Innovation International, received FDA approval for their hydrophobic acrylic IOL, which uses a proprietary material owned by STAAR under a license.  Hydrophobic acrylic IOLs represent the majority of the IOLs sold in the U.S. market.  The lens design incorporates a square edge to reduce rates of post-capsular opacification and the ultra-high-purity material eliminates glistening which has been an issue with the leading hydrophobic acrylic IOL.  STAAR has the right to co-market these IOLs in the U.S. and currently receives a royalty on all sales by Aaren.  The Company is currently evaluating a possible market entrance in the U.S. with this product.

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

Status of U.S. TICL Submission.  STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement.  In August 2007, following negative inspectional observations and a Warning Letter from FDA’s Division of Bioresearch Monitoring (“BIMO”), the FDA Office of Device Evaluation placed an integrity hold on STAAR’s TICL application.  Over a two-year period STAAR took a number of corrective actions to address BIMO’s concerns and to remove the integrity hold, including engaging an independent third party auditor to conduct an audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application.  On July 21, 2009, the FDA notified STAAR that as a result of STAAR’s corrective actions the FDA had removed an integrity hold on our application for approval of the TICL, and would resume its consideration of the application.  During August and September 2009, the agency and STAAR resolved a number of questions related to the TICL supplement in an interactive process.  On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions.   On August 2, 2010 the Company responded to the FDA’s deficiency letter.  Since that response, STAAR has been in dialogue with the agency, working interactively to resolve a series of follow-up questions.   STAAR cannot predict when, or if, the FDA may grant approval of the Visian Toric ICL.

Status of Japan TICL Submission. On February, 2, 2010, Japan’s Ministry of Health, Labor and Welfare (MHLW) approved the sale of the Visian ICL.  STAAR submitted a partial change application for approval of the Visian Toric ICL to the Pharmaceuticals and Medical Device Agency (PMDA) on April 9, 2010.  While STAAR did receive initial comments within approximately two months of submission, MHLW generally requires approximately one year to eighteen months to fully process a partial change application.  That timeline can change based on the nature of the product under review.  The Company is currently working on an additional request from the PMDA and expects to respond in November.

Effect of Domilens Divestiture on Financial Reporting

On March 2, 2010 STAAR disposed of all of its interests in its former German subsidiary, Domilens GmbH.  In accordance with U.S. generally accepted accounting principles, STAAR is accounting for the divestiture of Domilens as discontinued operations in the first quarter of 2010.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended October 1, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

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

	Percentage of Net Sales for Three Months		Percentage Change for Three Months	Percentage of Net Sales for Nine Months		Percentage Change for Nine Months
	October 1, 2010	October 2, 2009	2010 vs. 2009	October 1, 2010	October 2, 2009	2010 vs. 2009
Net sales	100.0%	100.0%	5.6%	100.0%	100.0%	7.4%
Cost of sales	37.2	39.7	(1.0)	36.5	38.7	1.1
Gross profit	62.8	60.3	10.0	63.5	61.3	11.4

General and administrative	27.3	26.5	8.8	25.2	30.2	(10.1)
Marketing and selling	34.6	30.5	19.9	30.9	30.0	10.3
Research and development	10.0	12.4	(15.1)	10.4	11.6	(4.0)
Other operating expense	—	—	— *	1.7	—	— *
	71.9	69.4	9.4	68.2	71.8	2.0
Operating loss	(9.1)	(9.1)	5.5	(4.7)	(10.5)	(52.3)
Other income (expense), net	3.0	(4.2)	— *	(2.3)	(2.2)	14.7
Loss before provision for income taxes	(6.1)	(13.3)	(51.1)	(7.0)	(12.7)	(40.9)
Provision for income taxes	2.7	1.5	85.4	1.4	1.6	(5.7)
Loss from continuing operations	(8.8)	(14.8)	(36.8)	(8.4)	(14.3)	(37.0)
Income (loss) from discontinued operations, net of taxes	—	(1.1)	(100.0)	10.3	1.9	— *
Net income (loss)	(8.8)%	(15.9)%	(41.1)	1.9%	(12.4)%	— *

*      Denotes change is greater than +100%.

Net Sales

Net sales for the three and nine months ended October 1, 2010 were $13.2 million and $40.6 million, an increase of approximately 5.6% and 7.4%, respectively, compared with $12.5 million and $37.8 million for the three and nine months ended October 2, 2009.  The increase in net sales was due mainly to increases in sales of both IOLs and ICLs globally, offset by decreases in other surgical products.  Changes in foreign currency had a $0.4 million and $0.9 million favorable impact on net sales for the three and nine months of 2010 primarily due to the stronger Japanese Yen compared to the U.S. Dollar.

International sales for the three and nine months ended October 1, 2010 were $9.4 million and $29.0 million, up 11.7% and 14.0% compared with $8.4 million and $25.4 million reported in the three and nine months ended October 2, 2009.  During the quarter and year to date periods, international Visian ICL sales grew to $4.8 million and $13.9 million, a 31.8% and 22.9% increase compared to the $3.6 million and $11.3 million reported in the same periods of 2009.  The sales increase in 2010 is due to a 44% increase in volume, partially offset by the effect of an 8% decrease in average selling prices.  88% of the increase came from three countries: Korea, up 68%; China, up 94%; and India, up 74%.  The Visian Toric ICL, which is available in 45 markets, accounted for 41% of ICL sales in those markets during the quarter and 44% for the first nine months of 2010.    During the second quarter the Company received approval to sell an expanded range of Visian ICL products, which more than doubles the current Visian-addressable market in Europe.  Included in the CE Mark approval was the STAAR Hyperopic Toric ICL, which is designed for patients with both hyperopia and astigmatism.

International IOL sales increased 2.2% to $4.5 million for the current quarter from $4.4 million compared to the same quarter in the prior year but increased 10.6% over the first nine months of 2009.  Average selling prices were higher in the quarter compared to the prior year quarter.  Preloaded IOL sales increased slightly by 2.4% driven by the launch of the KS-X Hydrophobic Acrylic Preloaded IOL to expand market presence.  Despite continued pricing pressures in Japan, IOL sales grew 8.5% over the third quarter of 2009.  In Europe, overall IOL sales decreased by about 22% for the quarter however year to date, IOL sales are up 39% compared to the nine month period a year ago.

U.S. sales for the three and nine months ended October 1, 2010 were $3.7 million and $11.6 million, a decrease of 7.2% and 6.2%, respectively, compared with $4.0 million and $12.3 million reported for the three and nine months ended October 2, 2009.  U.S. ICL sales decreased 9.5% in the third quarter of 2010 primarily due to a change in purchasing patterns of a large customer and from the continued negative trends in the overall growth rate of refractive surgery procedures.  U.S. ICL sales decreased 2.9% for the nine months ended October 1, 2010 compared to the nine months ended October 2, 2009 due to the continued negative trends in overall growth rate of refractive procedures.  U.S. IOL sales for the three months ended October 1, 2010 were slightly higher compared to the prior year quarter due to a 12% increase in average selling price (“ASP”) driven by a 27% increase in nanoFLEX™ IOL sales.  U.S. IOL sales decreased by about 4% for the nine months ended October 1, 2010 as compared to October 2, 2009 due to decreased sales of lower priced silicone IOLs.  The decrease in silicone IOLs was largely offset by a 21% increase in nanoFLEX™ IOL sales.

  Other products decreased 44% to $0.6 million from $1.0 million reported in the third quarter of 2009 and decreased 25% to $2.4 million from the $3.2 million reported in the first nine months of 2009. Other product sales decreased as a result of STAAR’s decision to de-emphasize low margin, non-core products.

Gross Profit Margin

Gross profit margin for the third quarter was 62.8%, a 250 basis point improvement compared with 60.3% in the same quarter in the prior year.  Gross profit margin for the first nine months of 2010 was $25.8 million, or 63.5% of net sales, compared with $23.1 million, or 61.3% of net sales in the prior year period.  Gross profit margins were favorably impacted by a higher mix of Visian ICL sales to total sales, increased IOL average selling prices and improved manufacturing costs, partially offset by higher inventory provisions due to a $160,000 charge related to a Collamer raw material issue and reserves on certain ICLs as a result of the launch of the expanded range of ICLs during the quarter.  In addition, a portion of the year over year increases was due to a decrease in royalty expense resulting from the 2009 expiration of a patent licensed to STAAR.  Royalty expense was $152,000 and $579,000 in the third quarter and the first nine months of 2009, respectively.

General and Administrative

General and administrative expenses increased by 8.8% to $3.6 million in the third quarter of 2010 from $3.3 million over the third quarter of 2009 due to higher payroll expenses, legal fees resulting from the successful appeal of a legal judgment and the negative effect of exchange.  General and administrative expenses for the nine months ended October 1, 2010 were $10.2 million, a decrease of 10.1% when compared with $11.4 million reported last year.  The decrease in the nine month period compared to the prior year was mainly due to decreased legal expenses.

Marketing and Selling

Marketing and selling expenses for the third quarter of 2010 increased by 19.9% to $4.6 million as compared with $3.8 million in the same period in 2009.  For the nine months of 2010, marketing and selling expenses were $12.5 million, up $1.2 million or 10.3%, from $11.3 million reported for the nine months of 2009.  The increase in marketing and selling expenses was due principally to an increase in trade show expenses, the expansion of the U.S. sales and marketing team, and the unfavorable effect of exchange.

Research and Development

Research and development expenses for the third quarter of 2010 were $1.3 million, a 15.1% decline compared with the third quarter of 2009 due to decreased salaries, legal fees and general cost containment efforts.  For the nine months ended October 1, 2010, research and development expenses were $4.2 million, down 4% from the nine months ended October 2, 2009 reflecting lower headcount and lower legal expenses.

Other Income/Expenses, Net

Other income, net, was $390,000 compared with other expenses, net, of $511,000 in the third quarter of 2009.  This $901,000 favorable change compared to the prior year quarter was due primarily to significantly higher foreign exchange transaction gains recorded during the quarter compared to the prior quarter due principally to a strengthened Euro, coupled with the decrease in interest expense as a result of the repayment of the Broadwood note payable in June 2010.  Other expenses, net, for the first nine months of 2010 increased slightly due to lower interest expenses from the repayment of debt almost entirely offset by break-even results on foreign exchange transactions as compared to $224,000 in gains in the comparable 2009 period and the loss on early extinguishment of the note payable from the write off of the Broadwood unamortized discount and issuance costs.

Other Operating Expense

Other operating expense for the nine months ended October 1, 2010 reflects the $700,000 charge for executive termination benefits costs recorded in connection with the notice of non-renewal given under an executive employment agreement. These costs are expected to be paid out over 15 months beginning September 2010.

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

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of October 1, 2010 and January 1, 2010, the Company had $8.6 million and $13.7 million, respectively, of cash and cash equivalents and restricted cash.

Net cash used in operating activities was $4.6 million for the nine months ended October 1, 2010, compared to $0.3 million in net cash provided by operations for the nine months ended October 2, 2009.  This use of cash from operations in the period included the following significant items: payment of $4.0 million related to the global settlement of the legal judgments and $0.6 million used in operating activities of discontinued operations of the disposed Domilens subsidiary, payment of $0.4 million of Domilens transaction related costs and approximately $0.8 million interest paid for the Broadwood note.  The Company generated $0.5 million in net cash from operating activities for the three months ended October 1, 2010 and October 2, 2009.

Net cash provided by investing activities was $18.8 million for the nine months ended October 1, 2010, compared to cash used in investing activities of $7.4 million for the nine months ended October 2, 2009.  Net cash provided by investing activities was mainly due to the $11.8 million net cash proceeds from the sale of our German subsidiary in March 2010 and the release of the $7.4 million restricted deposit, including interest, by the Court, offset by $0.2 million of acquisitions of property, plant and equipment.  For the nine months ended October 2, 2009, net cash used in investing activities includes the $7.4 million posted as a deposit, including reinvested interest, with the Court for the then Parallax appeal and $0.3 million in acquisition of property, plant and equipment.

Net cash used in financing activities was $12.2 million for the nine months ended October 1, 2010 compared to $7.7 million in net cash provided by financing activities for the nine months ended October 2, 2009.  Net cash used in financing activities includes the $5 million principal payment of the Broadwood note, the $6.8 million cash redemption of the Series A preferred shares and repayment of principal of our capital lease obligations of $0.6 million, offset by cash proceeds from stock option exercises of $0.3 million.  Net cash provided by financing activities for the comparable period in 2009 includes the $8.5 million net proceeds from the June 17, 2009 Common Stock offering to certain institutional investors offset by capital lease principal repayments of $0.7 million.

Credit Facilities, Contractual Obligations and Commitments

Accrued Termination Benefits for Executive

On May 24, 2010, STAAR accrued $700,000 in executive termination benefit costs in connection with the notice of non-renewal given under an executive employment agreement.  This accrual represents STAAR’s current best estimate of the contractual termination benefits due to the executive.  The actual amount ultimately paid to the executive may be different than the amount estimated.  These costs are expected to be paid out to the executive over the 15 month period beginning August 27, 2010, which has included a three-month period during which the executive remains employed but has had no further obligation to perform his duties as an executive.

Credit Facilities

As detailed below, STAAR’s only significant credit facilities are the following arrangements:

Capital Lease Agreements

The Company has certain agreements with Farnam Street Financial, Inc. (“Farnam”) which provides lease financing to the Company for purchases of property, plant and equipment.  These agreements are under various individual lease “Schedules” which commit the Company to lease a set contractual amount of assets per Schedule.  Each Schedule has its own term, required commitment amount and lease rate factor (interest rate).  In accordance with the requirements of ASC 840-10-25, all purchases under these Schedules are accounted for as capital leases.  Title to all assets under the Farnam leases remains with Farnam.  Under the agreement, the Company has the option to purchase any item of the leased property within its Schedule of assets at the end of that Schedule’s lease term, at a mutually agreed-upon fair value.  If the Company does not choose to purchase the asset under lease, it may rent the assets on a month-to-month basis or return them to Farnam.  The Company must provide a 120-day notice prior to termination of its intent to purchase or return the assets.  Amortization of the total capital lease obligation under any lease Schedule does not begin until the Company draws on the full amount of the commitment under that particular Schedule which is referred to as the Schedule “Commencement Date”.  However, as individual asset leases are entered into pursuant to a particular Schedule but prior to the Commencement Date, the Company pays Farnam “interim rent” based on a predetermined lease factor applied to the actual principal amount of the purchases.   Below is a table for all existing Schedules the Company has with Farnam as of October 1, 2010 (in thousands):

					As of October 1, 2010
Schedule Number	Commencement Date	Term	Expiration Date	Original Required Commitment	Obligation Balance	Available Credit
001	April 1, 2007	36 Months	April 1, 2010	$959	$-	$-
002	September 1, 2007	36 Months	September 1, 2010	527	-	-
003	January 1, 2008	36 Months	January 1, 2011	387	26	-
004	March 1, 2009	30 Months	September 1, 2011	150	56	-
005	Pending	Pending	N/A	250	371	192
006	Pending	Pending	N/A	150	172	150
				$2,423	$625	$342

On April 1, 2010, Schedule 001 matured and on April 26, 2010, the Company entered into a new Schedule 005.  Under the terms of Schedule 005, Farnam (a) renewed the capital lease related to the assets previously leased under Schedule 001 and after making all the contractual payments Farnam will transfer title to those assets to the Company at lease termination, and (b) provided the Company with $250,000 of additional availability for new equipment financing.  The Schedule 005 term will not commence until the Company draws on the full $250,000 for new asset purchases and will terminate twenty-four months after the Commencement Date, assuming all payments are made timely.  The monthly payments currently being made to Farnam under Schedule 005 are all considered “interim rents” and include both the previous assets leased under Schedule 001 and the new assets financed under Schedule 005.  The interim rents are considered to be a financing cost and are recorded as interest expense by the Company.  On the Commencement Date, the Company will begin to amortize the capital lease obligation using the effective interest method over the twenty-four month lease term.  Title to the new assets financed under Schedule 005 however, will remain with Farnam after lease termination and subject to a fair value purchase option at the end of the lease.  Since the Company continues to utilize the assets previously leased under Schedule 001 and renewed under Schedule 005, the Company recorded $313,000 in assets and a corresponding capital lease obligation in connection with this renewal under the provisions of ASC 840-30-35.  In addition, as of October 1, 2010, the Company has leased $58,000 of the $250,000 required under Schedule 005 for lease term Commencement, thereby leaving $192,000 in available credit to the Company under Schedule 005.

On September 1, 2010, Schedule 002 matured and the Company entered into a new Schedule 006.  Under the terms of Schedule 006, Farnam (a) renewed the capital lease related to the assets previously leased under Schedule 002 and after making all the contractual payments Farnam will transfer title to those assets to the Company at lease termination, and (b) provided the Company with $150,000 of additional availability for new equipment financing.  The Schedule 006 term will not commence until the Company draws on the full $150,000 for new asset purchases and will terminate twenty-four months after the Commencement Date, assuming all payments are made timely.  The monthly payments currently being made to Farnam under Schedule 006 are all considered “interim rents” and include both the previous assets leased under Schedule 002 and any new assets financed under Schedule 006.  The interim rents are considered to be a financing cost and are recorded as interest expense by the Company.  On the Commencement Date, the Company will begin to amortize the capital lease obligation using the effective interest method over the twenty-four month lease term.  Title to the new assets financed under Schedule 006 however, will remain with Farnam after lease termination and subject to a fair value purchase option at the end of the lease.  Since the Company continues to utilize the assets previously leased under Schedule 002 and renewed under Schedule 006, the Company recorded $172,000 in assets and a corresponding capital lease obligation in connection with this renewal under the provisions of ASC 840-30-35.  As of October 1, 2010, the Company has not leased any new assets under Schedule 006, thereby leaving the entire $150,000 as an available commitment.

The Company has various other capital leases internationally mainly for machinery and equipment used in operations.  As of October 1, 2010, those capital lease obligations were $1.2 million.

Lines of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.6 million based on the rate of exchange on October 1, 2010), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of October 1, 2010) plus 1.125% and may be renewed annually (the current line expires on April 2, 2011).  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of October 1, 2010 and January 1, 2010, (approximately $2.4 million and $2.2 million based on the foreign exchange rates on October 1, 2010 and January 1, 2010) and approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) ($1,022,000 at the rate of exchange on October 1, 2010), to be used for working capital purposes.  Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing.  The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default.  The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions.  The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement.  The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report.  There were no borrowings outstanding as of October 1, 2010 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities and lines of credit as of the date of this report.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
Form 8-K Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of  Certain Officers; Compensatory Arragements of Certain Officers
(e)
STAAR and David Bailey are parties to an Executive Employment Agreement dated November 27, 2007 related to Mr. Bailey’s former employment as President, International Operations (the “Agreement”).  As previously disclosed, on May 24, 2010 STAAR provided notice of non-renewal of the Agreement, as a result of which Mr. Bailey’s term of employment would end on November 27, 2010, following which he would receive continued salary and benefits for a severance period of twelve months ending on November 27, 2011.

On November 10, 2010, STAAR and Mr. Bailey signed an amendment to the Agreement, which principally does the following:  (1) provides for up to an additional six months of employment by Mr. Bailey in an advisory, non-executive capacity; (2)  provides that Mr. Bailey’s severance period will be shortened by the additional period of employment, with the severance period still ending on November 27, 2011; and (3) sets forth with specificity the payment amounts and benefits to be provided pursuant to the original Agreement after November 27, 2010.  The Amendment does not change the total cash compensation to be received by Mr. Bailey after November 27, 2010 from that provided under the Agreement.  Under the terms of his outstanding equity award agreements, which are not being altered, during Mr. Bailey’s continued term of service his vested, unexpired options will continue to be exercisable and the Restricted Shares granted to him on March 5, 2010 will continue to vest. The effectiveness of the amendment is conditioned on the delivery of a general release of claims by Mr. Bailey.

The foregoing summary is qualified in its entirety by reference to the full text of Amendment No. 1 to Executive Employee Agreement, a copy of which has been filed with this report as Exhibit 10.87 and is incorporated herein by this reference.

ITEM 6. EXHIBITS

Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)

3.2	By-laws, as amended to date.(2)

4.1	Certificate of Elimination of Series A Convertible Preferred Stock.(3)

4.2	1991 Stock Option Plan of STAAR Surgical Company.(4)

4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(5)

4.4	Form of Certificate for Common Stock, par value $0.01 per share.(6)

4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan, and form of Option Grant and Stock Option Agreement.(3)

10.86	Framework Agreement for Loans between Credit Suisse and STAAR Surgical AG, dated August 12, 2010. *

10.87	Amendment No. 1 to the Executive Employment Agreement between David Bailey and STAAR Surgical Company, dated November 10, 2010. *

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarter ended July 2, 2010, filed with the Commission on August 11, 2010.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.

(5)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.

(6)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.

*	Filed herewith.
Schedules and/or exhibits have been omitted. Any omitted schedules or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: November 10, 2010	By:	/s/ DEBORAH ANDREWS
Deborah Andrews

Chief Financial Officer (on behalf of the Registrant and as its principal financial officer)