Form 10-Q
period 2011-07-01
STAAR SURGICAL CO
filed 2011-08-04
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2011
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

The registrant has 35,670,142 shares of common stock, par value $0.01 per share, issued and outstanding as of July 29, 2011.

STAAR SURGICAL COMPANY

INDEX

		PAGE NUMBER
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).	1

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 6.	Exhibits.	24

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	July 1, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$13,000	$9,376
Restricted cash	145	133
Accounts receivable trade, net	8,015	8,219
Inventories, net	9,861	10,543
Prepaids, deposits and other current assets	1,754	1,715
Total current assets	32,775	29,986
Property, plant and equipment, net	3,419	3,732
Intangible assets, net	3,296	3,672
Goodwill	1,786	1,786
Deferred income taxes	202	202
Other assets	1,166	1,207
Total assets	$42,644	$40,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,452	$3,717
Line of credit	2,480	2,460
Deferred income taxes	326	326
Obligations under capital leases	393	431
Other current liabilities	5,737	6,513
Total current liabilities	12,388	13,447
Obligations under capital leases	1,341	1,403
Deferred income taxes	606	488
Other long-term liabilities	2,761	2,820
Total liabilities	17,096	18,158

Commitments and contingencies (Notes 13)

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; 35,515 and 35,084 shares issued and outstanding at July 1, 2011 and December 31, 2010	355	351
Additional paid-in capital	154,108	152,014
Accumulated other comprehensive income	1,962	2,100
Accumulated deficit	(130,877)	(132,038)
Total stockholders’ equity	25,548	22,427
Total liabilities and stockholders’ equity	$42,644	$40,585

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Net sales	$16,269	$13,639	$31,118	$27,417
Cost of sales	5,408	4,960	10,628	9,909

Gross profit	10,861	8,679	20,490	17,508

General and administrative	4,098	3,268	7,628	6,657
Marketing and selling	4,200	4,134	8,659	7,965
Research and development	1,393	1,376	2,825	2,909
Other general and administrative expenses	—	700	—	700

Operating income (loss)	1,170	(799)	1,378	(723)

Other income (expense):
Interest income	5	13	18	14
Interest expense	(153)	(224)	(306)	(630)
Gain (loss) on foreign currency transactions	72	(389)	444	(439)
Loss on early extinguishment of note payable	—	(267)	—	(267)
Other income (expense), net	236	(53)	399	(12)
Other income (expense), net	160	(920)	555	(1,334)

Income (loss) before provision (benefit) for income taxes	1,330	(1,719)	1,933	(2,057)
Provision (benefit) for income taxes	469	(91)	772	207
Income (loss) from continuing operations	861	(1,628)	1,161	(2,264)
Income from discontinued operations, net of income taxes	—	—	—	4,166
Net income (loss)	$861	$(1,628)	$1,161	$1,902

Net income (loss) per share from continuing operations – basic	$0.02	$(0.05)	$0.03	$(0.07)
Net income (loss) per share from continuing operations –diluted	$0.02	$(0.05)	$0.03	$(0.07)

Income per share from discontinued operations – basic and diluted	$—	$—	$—	$0.12

Net income (loss) per share - basic	$0.02	$(0.05)	$0.03	$0.05

Net income (loss) per share - diluted	$0.02	$(0.05)	$0.03	$0.05

Weighted average shares outstanding - basic	35,443	34,790	35,316	34,770

Weighted average shares outstanding - diluted	36,439	34,790	36,389	34,770

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net income	$1,161	$1,902
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Income from discontinued operations	—	(4,166)
Depreciation of property and equipment	598	821
Amortization of intangibles	394	399
Amortization of discount	—	236
Loss on early extinguishment of note payable	—	267
Deferred income taxes	118	—
Fair value adjustment of warrant	(182)	137
Loss (gain) on disposal of property and equipment	(14)	2
Change in net pension liability	62	157
Stock-based compensation expense	807	649
Other	(32)	112
Changes in working capital:
Accounts receivable	263	1,040
Inventories	779	777
Prepaids, deposits and other current assets	23	272
Accounts payable	(273)	(1,731)
Other current liabilities	(793)	(5,338)
Net cash used in operating activities of discontinued operations	—	(635)
Net cash provided by (used in) operating activities	2,911	(5,099)

Cash flows from investing activities:
Proceeds from sale of subsidiary, net of transaction costs	—	11,824
Release of restricted cash	—	7,337
Deposit to restricted escrow account	—	(136)
Acquisition of property and equipment	(207)	(202)
Proceeds from sale of property and equipment	26	—
Net change in other assets	47	5
Net cash used in investing activities of discontinued operations	—	(50)
Net cash provided by (used in) investing activities	(134)	18,778

Cash flows from financing activities:
Repayment of notes payable	—	(5,000)
Redemption of Series A preferred stock	—	(6,800)
Repayment of capital lease obligations	(228)	(495)
Proceeds from exercise of stock options	1,216	140
Net cash used in financing activities of discontinued operations	—	(50)
Net cash provided by (used in) financing activities	988	(12,205)

Effect of exchange rate changes on cash and cash equivalents	(141)	92

Increase in cash and cash equivalents	3,624	1,566
Cash and cash equivalents, at beginning of the period	9,376	6,330
Cash and cash equivalents, at end of the period	$13,000	$7,896

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2011
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet as of December 31, 2010 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements for the three and six months ended July 1, 2011 and July 2, 2010, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations.  The results of operations for the three and six months ended July 1, 2011 and July 2, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.  As fully discussed in Note 2, on March 2, 2010, the Company disposed of all of its interests in a subsidiary, Domilens GmbH (“Domilens”), and in accordance with GAAP reports the income received from Domilens prior to the disposition as “income from discontinued operations.”  Income reported as “from continuing operations” reflects the exclusion of income from Domilens.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Note 2 — Disposal of Domilens Subsidiary

On March 2, 2010 (the “Closing Date”), STAAR Surgical Company completed the divestiture (the “Transaction”) of all of its interest in its German distribution subsidiary, Domilens GmbH (“Domilens”), through a management buyout led by funds managed by Hamburg-based Small Cap Buyout Specialist BPE Unternehmensbeteiligungen GmbH (“BPE”).

See Note 3, Disposal of Domilens Subsidiary, to the consolidated financial statements accompanying the 2010 Annual Report on Form 10-K for additional information regarding the sale of Domilens.

Note 3 — Restricted Cash

On March 2, 2010, as part of the disposition of Domilens, the Company deposited $136,000 into a restricted escrow account to provide for the potential payment of unaccrued taxes assessed for periods prior to December 31, 2009.  The balance of funds remaining, if any, after the payment of such taxes, will be distributed to STAAR from the escrow account, no later than December 31, 2011.  As of July 1, 2011, restricted cash was $145,000, an increase of $12,000 from December 31, 2010, due to the effect of foreign currency exchange rates.

Note 4 — Inventories

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	July 1,	December 31,
	2011	2010
Raw materials and purchased parts	$2,127	$1,920
Work-in-process	2,049	2,255
Finished goods	6,584	7,349
	10,760	11,524
Inventory reserves	(899)	(981)
	$9,861	$10,543

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2011
(Unaudited)

Note 5 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	July 1, 2011	December 31, 2010

Prepaids and deposits	$1,077	$1,219
Other current assets	677	496

	$1,754	$1,715

Note 6 – Amortizable Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	July 1, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization		Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,834	$	(9,283)	$1,551	$10,827	$(9,064)	$1,763
Customer relationships	1,945		(681)	1,264	1,929	(579)	1,350
Developed technology	1,236		(755)	481	1,226	(667)	559
Total	$14,015		$(10,719)	$3,296	$13,982	$(10,310)	$3,672

As of July 1, 2011 the gross carrying amount of amortizable intangible assets increased by $33,000 due to changes in the foreign exchange rate.

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 1, 2011	December 31, 2010
Accrued salaries and wages	$2,252	$2,121
Accrued audit fees	333	417
Customer credit balances	566	566
Accrued bonuses	641	751
Accrued income taxes	109	147
Accrued insurance	299	422
Accrued severance	259	570
Other	1,278	1,519
	$5,737	$6,513

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2011
(Unaudited)

Note 8 – Pension Plans

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010	Six Months Ended July 1, 2011	Six Months Ended July 2, 2010
Service cost	$122	$138	$262	$277
Interest cost	28	35	62	68
Expected return on plan assets	(23)	(25)	(49)	(48)
Amortization of unrecognized transition obligation	4	—	8	—
Amortization of prior service cost	(1)	—	(1)	—
Recognized actuarial (gain) loss	(9)	14	(15)	28
	$121	$162	$267	$325

During the six months ended July 1, 2011 and July 2, 2010, the Company made cash contributions totaling approximately $135,000 and $121,000 to its defined benefit pension plans.  The Company expects to make additional cash contributions totaling approximately $135,000 to its defined benefit pension plan during the remainder of 2011.  The Company is not required to and does not make contributions to its Japan pension plan.  Benefits are paid from operating cash flows and were not material during the quarter ended July 1, 2011.

Note 9 — Lines of Credit and Capital Lease Obligations

Lines of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank, which provides for borrowings of up to 300,000,000 Yen (approximately $3.7 million based on the rate of exchange on July 1, 2011), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of July 1, 2011) plus 1.125%.  The agreement may be renewed annually (the current line expires on April 2, 2012).  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of July 1, 2011 and December 31, 2010, (approximately $2.5 million based on the foreign exchange rates on July 1, 2011 and December 31, 2010) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will increase to 14% per annum. As of July 1, 2011, 100,000,000 Yen (approximately $1.2 million based on the rate of exchange on July 1, 2011) of the line was available for borrowing.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs ($1,196,000 at the rate of exchange on July 1, 2011), to be used for working capital purposes.  Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing.  The credit agreement renews automatically on an annual basis based on the same terms, assuming there is no default.  The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions.  The credit facility is not collateralized and contains customary conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement.  The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report.  There were no borrowings outstanding as of July 1, 2011 and the full amount of the line was available for borrowing.

Capital Lease Obligations

The Company leases certain property, plant, and equipment under non-cancelable capital lease agreements.  These leases vary in amount, duration, and rates.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2011
(Unaudited)

Estimated future minimum payments under capital lease obligations are as follows (in thousands):

Fiscal Year	July 1, 2011	December 31, 2010
2011	$333	$938
2012	803	763
2013	555	627
2014	112	68
2015	—	36
Thereafter	—	—
Total minimum lease payments	$1,803	$2,432
Less: interest	(69)	(598)
Total lease obligation	$1,734	$1,834

Current	$393	$431
Long-term	$1,341	$1,403

Borrowings available under the Company’s lease lines of credit with Farnam Street Financial are approximately $238,350.  See Note 10, Notes Payable, to the consolidated financial statements accompanying the 2010 Annual Report Form 10-K for additional information regarding the Company’s capital lease agreements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

Note 10 — Basic and Diluted Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010 (Note A)
Numerator:
Net Income	$861	$(1,628)	$1,161	$1,902

Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	35,599	34,905	35,449	34,827
Less: Unvested restricted stock	(156)	(115)	(133)	(57)
Denominator for basic calculation	35,443	34,790	35,316	34,770
Weighted average effects of dilutive equity-based compensation awards:
Employee stock options	644	—	688	—
Warrants	352	—	385	—
Denominator for diluted calculation	36,439	34,790	36,389	34,770

Net income (loss) per share – basic	$0.02	$(0.05)	$0.03	$0.05
Net income (loss) per share - diluted	$0.02	$(0.05)	$0.03	$0.05

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

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Options and restricted stock	1,831	3,886	1,382	3,866
Warrants	70	1,470	70	1,470
Preferred Stock	0	990	0	1,345
Total	1,901	6,346	1,452	6,681

Note 11 — Comprehensive Income

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net income (loss)	$861	$(1,628)	$1,161	$1,902
Other comprehensive income (loss):
Minimum pension liability adjustment	(26)	3	(41)	6
Foreign currency translation adjustment	209	364	(97)	(1,933	)(1)
Comprehensive income (loss)	183	367	(138)	(1,927)
Total comprehensive income (loss)	$1,044	$(1,261)	$1,023	$(25)

(1)	Includes $2,256 related to the sale of Domilens.

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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
United States	$3,705	$3,810	$7,238	$7,832
Japan	3,890	3,385	7,734	6,888
Korea	2,009	1,161	3,394	2,647
China	1,803	1,001	3,007	1,856
Other	4,862	4,282	9,745	8,194
Total	$16,269	$13,639	$31,118	$27,417

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are implantable Collamer lenses (“ICLs”) used in refractive surgery and intraocular lenses (“IOLs”) used in cataract surgery.  The composition of the Company’s net sales by product line is as follows (in thousands):

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
ICLs	$8,293	$5,864	$15,191	$11,724
IOLs	7,076	7,006	14,205	13,883
Core products	15,369	12,870	29,396	25,607
Other Surgical Products	900	769	1,722	1,810
Total	$16,269	$13,639	$31,118	$27,417

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating foreign currency exchange rates (to the extent the Company’s transactions are not in U.S. dollar), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 13— Commitments and Contingencies

On May 24, 2010, STAAR accrued $700,000 in executive termination benefit costs in connection with the notice of non-renewal given under an executive employment agreement. This accrual represented STAAR’s best estimate of the contractual termination benefits due to the former executive. The actual amount ultimately paid to the former executive may be different than the amount estimated.  As of July 1, 2011, accrued unpaid severance was approximately $259,000.

Note 14 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
SFAS 123R expense	$349	$194	$619	$442
Common stock issued to employees	—	—	—	—
Restricted stock expense	105	103	201	137
Consultant compensation	(2)	41	(13)	70
Total	$452	$338	$807	$649

There was no net income tax benefit recognized in the income statement for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance.  In addition, the Company capitalized $41,000 and $76,000 of stock compensation to inventory for the three and six months ended July 1, 2011, and $20,000 and $43,000 respectively, for the three and six months ended July 2, 2010, and recognizes those amounts as expense in Cost of Sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan, and the 1998 Stock Option Plan (the “Restated Plans”).  On May 19, 2010, the stockholders of STAAR approved the Restated 2003 Omnibus Plan, which increased the number of shares available for grants under the plan by 2,000,000 shares and extended the term of the plan to May 18, 2020.  As of July 1, 2011, there were 1,785,863 shares authorized and available for grants under the Restated 2003 Omnibus Plan.  The 2003 Plan provides for various forms of stock-based incentives.  To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock and unrestricted share grants. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three or four-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Pursuant to the plan, options for 3,484,255 shares were outstanding at July 1, 2011 with exercise prices ranging between $0.95 and $8.12 per share.  Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years.  There were 155,500 shares of restricted stock outstanding at July 1, 2011.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Pursuant to the plan, options for 7,000 shares were outstanding at July 1, 2011 with an exercise price of $3.60 per share. No further awards may be made under this plan.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2011
(Unaudited)

In fiscal year 1995, the Company adopted the 1995 Consultant Stock Plan, authorizing the granting of options to purchase common stock or awards of common stock.  Pursuant to this plan, options for 25,100 shares were outstanding at July 1, 2011 with an exercise price of $1.70 per share. No further awards may be made under this plan.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding.  Options granted with a three-year vesting life during the six months ended July 1, 2011 and July 2, 2010 had an expected term of 5.49 and 5.60 years, respectively, and were derived from historical exercise and termination activity.   The Company has calculated a 10.05% estimated forfeiture rate used in the model for fiscal year 2011 option grants based on historical forfeiture experience.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Expected dividend yield	0%	0%	0%	0%
Expected volatility	76.68%	81.07%	76.93%	80.61%
Risk-free interest rate	1.83%	2.13%	1.98%	2.31%
Expected term (in years)	5.49	5.6	5.49	5.6

A summary of option activity under the Plans as of July 1, 2011 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2010	3,331	$4.35	—	$—
Granted	555	5.55	—	—
Exercised	(325)	3.75	—	—
Forfeited or expired	(45)	4.07	—	—
Outstanding at July 1, 2011	3,516	$4.60	6.65	3,785
Exercisable at July 1, 2011	2,409	$4.38	5.39	$3,295

The weighted-average grant-date fair value of options granted during the six months ended July 1, 2011 and July 2, 2010 was $3.62 and $2.68 per option.  The total fair value of options vested during the six months ended July 1, 2011 and July 2, 2010 was $701,000 and $874,000, respectively.  There were 324,715 and 54,999 options exercised with an intrinsic value of $611,000 and $124,000 during the six months ended July 1, 2011 and July 2, 2010.

A summary of the status of the Company’s non-vested shares as of July 1, 2011 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	885	$2.89
Granted	555	3.62
Vested	(296)	2.37
Forfeited	(37)	3.52
Nonvested at July 1, 2011	1,107	$3.37

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2011
(Unaudited)

As of July 1, 2011, the Company had $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.68 years.

Note 15 — Supplemental Disclosure of Cash Flow Information

Interest paid was $301,000 and $900,000 for the six months ended July 1, 2011 and July 2, 2010, respectively. Income taxes paid amounted to approximately $647,000 and $695,000 for the six months ended July 1, 2011 and July 2, 2010, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

	July 1, 2011	July 2, 2010
Non-cash investing and financing activities:
Assets obtained by capital lease	$79	$31

Note 16 — New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-05) “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount of comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. We are assessing the impact of ASU 2011-04 on our fair value disclosures.

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

Overview

STAAR Surgical Company designs, develops, manufactures and sells implantable lenses for the eye.  We are the world’s leading manufacturer of intraocular lenses used in corrective or “refractive” surgery, and we also make lenses for use in surgery that treats cataracts.  All of the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision in minimally invasive surgery. Cataract surgery is a relatively common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision.  Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses.  We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs” and market them under the Visian® brand name. The field of refractive surgery includes both lens-based procedures, using products like the Visian ICL, and laser-based procedures like LASIK.  Successful refractive surgery can correct common vision disorders such as myopia, hyperopia and astigmatism.

Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986.  Unless the context indicates otherwise, “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

STAAR Surgical Company, Visian®, Collamer®, STAARVISC®, Elastimide®, nanoFLEX™, nanoPOINT™, CentraFLOW™, AquaPORT™,  Epiphany™ and AquaFlow™ are trademarks or registered trademarks of STAAR in the U.S. and other countries.

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

Visian Implantable Collamer Lenses.   Sales of refractive lenses make up approximately half of our total sales.  Made from our proprietary biocompatible Collamer material, STAAR’s VISIAN ICL and VISIAN Toric ICL, or TICL™, treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism.  The surgeon implants the foldable Visian lens through a tiny incision, generally under topical anesthesia.  STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006.  STAAR began selling the Visian TICL outside the U.S. in 2002.  STAAR’s goal is position of the ICL and TICL throughout the world as primary choices for refractive surgery.

Sales of ICLs during the three months and six months ended July 1, 2011 were $8.3 million and $15.2 million, compared to $5.9 million and $11.7 million for the same periods in the prior year.  ICL sales surpassed those of IOL sales for the first time and represented approximately 51% of total net sales in the three-month period and 49% in the six-month period.

IOLs - Intraocular Lenses for Cataract Surgery.  Sales of foldable IOLs used in minimally invasive cataract surgery make up approximately 44% of our total sales in the second quarter.  Our range of IOLs includes the following:

•
Aspheric IOLs, available in silicone and in Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material. Aspheric IOLs are designed to improve the patient’s quality of vision when compared to earlier spherical IOL designs.

•	The nanoFLEX IOL, a single-piece Collamer aspheric IOL that can be implanted through a 2.2 mm incision with the nanoPOINT injector system.

•
The Preloaded Injector, a three-piece silicone or acrylic IOL preloaded into a single-use disposable injector and currently available outside the U.S.  The acrylic Preloaded Injector uses an acrylic lens sourced from another manufacturer.

•
The silicone Toric IOL, used in cataract surgery to treat preexisting astigmatism.  Astigmatism is a condition that causes blurred vision when an irregular shape of the cornea prevents light from focusing properly on the retina.

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

Sales of IOLs during the three months and six months ended July 1, 2011 were $7.1 million and $14.2 million, compared to $7.0 million and $13.9 million for the same periods in the prior year.  IOL sales represented approximately 44% of total net sales in the three-month period and 46% in the six-month period.

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

Sales of other surgical products during the three months and six months ended July 1, 2011 were $0.9 million and $1.7 million, compared to $0.8 million and $1.8 million for the same periods in the prior year, representing approximately 6% of total net sales in both the three-month and six-month periods.

Operations

STAAR has significant operations both within and outside the U.S.  Sales from activities outside the U.S. accounted for approximately 77% of our total sales for the quarter ended July 1, 2011.  STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California.  STAAR operates an administrative, manufacturing and distribution facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG.  STAAR operates administrative, manufacturing and distribution facilities in Chiba Prefecture, Japan under its wholly owned subsidiary, STAAR Japan Inc.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries.

Strategy and Key Operational Metrics

STAAR’s strategy is to be valued as a leading global provider of innovative intraocular lens system technologies.  STAAR will employ a focused commercialization strategy that enables sustainable profitable growth.

STAAR’s key operational metrics in 2011 are guided by two principal strategic goals:  to achieve and maintain profitability and to lay the groundwork for further growth.  In pursuit of these goals, STAAR has aligned its business initiatives during 2011 along the following four key operational metrics, which STAAR has used to gauge its success during the year:

•	Increase total revenue by double digits.

•	Grow Visian ICL and TICL sales by 25%.

•	Continuously increase gross profit margin each quarter so as to finish the year at 66%.

•	Achieve profitability in at least three of the four quarters of 2011, and for the full year.

STAAR satisfied all four metrics during the second quarter of 2011.  Based on the strength of results in the first half of 2011, and positive trends in the first month of the third fiscal quarter, STAAR has increased three of the four key operational metrics, as further described below.

Increase total revenue by double digits.  As STAAR continues to place less emphasis on its less profitable non-core products and experiences increasing revenue in its higher value core products, it has set a target of double digit growth in total revenue during 2011.  In the second quarter of 2011, STAAR achieved year-over-year  total revenue growth of 19%, and for the six-month period it achieved growth of 14% in total revenue.

Grow Visian ICL and TICL sales by 25%.  STAAR has set a goal of increasing this growth rate to 25% for fiscal year 2011.  We achieved a growth rate of 41% growth in the second quarter, and 30% growth for the first six months of the year, STAAR is increasing this goal from 25% to 30%.  We have been pursuing the goal of increased ICL and TICL sales by identifying the top ten markets and concentrating our sales and marketing efforts on increasing our market share in those regions. Growth rates in the top ten markets on which we currently focus were 48% during the second quarter, and 32% for the first six months of the year.  U.S. ICL sales have continued a trend of relatively slow growth seen over the last two years, growing at 10% for the second quarter and 0.2% for the first six months of 2011.  Because Visian products are used in elective surgery, the rate of sales growth depends on continued improvement in global economic conditions.  We discuss recent trends in Visian sales in greater detail below under the heading Visian ICL and TICL sales.

Continuously expand gross profit margin each quarter so as to finish the year at 66%.  STAAR’s gross profit margin was 66.8% for the second quarter and 65.8% for the first six months of 2011.  Based on this performance, STAAR is raising its target level from 66% to 66.5% gross margin for the full year 2011.  While cost savings have contributed to improving margins, the biggest factor has been the change in our product mix.  Visian products yield a significantly higher profit margin than IOLs.  Among IOLs, STAAR has increased average selling prices by emphasizing sales of its higher value IOLs, such as nanoFLEX and our Toric IOL.  Preloaded IOL sales in some territories, especially Japan, have historically yielded good profit margins and their sales increased during the first half of 2011.  Since 2009 STAAR has de-emphasized lower margin sales of non-IOL, non-ICL products.

Achieve profitability in at least three of the four quarters of 2011, and for the full year.  In the second quarter STAAR achieved net earnings of $0.9 million, or $0.02 per share.  This follows STAAR’s achievement of net earnings of $0.3 million in the first quarter of 2011, marking the first quarter since 1999 during which the company reported net income from continuing operations.  Because seasonal expenses typically make the first quarter the most challenging for profitability, and STAAR achieved profits in that quarter as well as the second quarter, it is raising this target to a goal of profitability in all four quarters of 2011 with sequentially higher profits each quarter.  We caution that STAAR has just crossed the threshold of profitability, and sustained profitability remains vulnerable to the competitive nature of our industry and to the risk factors described in our Annual Report on Form 10-K.

Other Highlights

Global Visian ICL and TICL Sales

STAAR continues to focus its Visian marketing and sales efforts in the key territories where it has established significant market share, based on the success of this strategy in 2009 and 2010.  The key territories in which STAAR is currently seeking to enhance Visian sales are the U.S., Japan, Korea, China, India, Spain, Middle East, Germany, U.K., and Latin America.

Since 2009, STAAR has experienced a breakthrough in market penetration in Korea, where it believes implants of Visian products have exceeded 12% of the total volume of refractive surgery procedures.  Revenues from sales of Visian ICL products in Korea increased 73% in the second quarter and 28% in the first six months of 2011.  Because of the rapid growth of Visian ICL sales and market share in Korea, STAAR is using Korea as a model of best practices for marketing that may serve to significantly increase market share in other key territories.  Other territories where Visian products have experienced significant growth in the first six months of 2011 over prior year were China, Japan, Germany, the Middle East and India.

In September 2010, STAAR launched version V4b of the Visian product line, which offers an expanded range of correction, in territories that recognize the CE Mark.  The expanded range includes ICLs with lower levels of myopia correction in quarter-diopter increments, Toric hyperopic ICLs to treat astigmatism and far-sightedness, and Toric ICLs in the low to zero range of myopia to treat patients primarily affected by astigmatism.  These product line extensions more than double the number of patients who could benefit from Visian products in Europe and other territories that accept the CE Mark. In the first six months of 2011, approximately 7 % of the V4b sales in the markets in which it is available were in the new expanded treatment range.

In April 2011, STAAR received CE Mark approval for the new V4c version of the myopic ICL and myopic Toric ICL.  The V4c design incorporates a proprietary port in the center of the ICL optic of a size determined to optimize the flow of fluid within the eye, and eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant.  STAAR believes that V4c represents a significant advance in the commercial appeal of the Visian ICL.  By simplifying the procedure and increasing patient comfort, the V4c makes the superior visual outcomes of the Visian ICL available through an implantation experience closer to LASIK, which should attract new surgeons and patients to the product.  On June 27, 2011, STAAR announced the first implants of the V4c in Europe as part of a pre-release in countries that accept the CE Mark, with full launch planned for the third quarter.  In some key markets of the Asia Pacific region where STAAR has not yet introduced the V4b, STAAR plans to seek approval of the V4c and to move directly to that model.

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

Following the February 2, 2010 approval of the ICL in Japan, Japan was added to our list of targeted territories based on its potential market share.  Japan has a higher prevalence rate of myopia than most countries, which makes it a promising market, and ICL sales in the second quarter of 2011 more than doubled above prior year on a smaller base. The Japan Earthquake and tsunami, which devastated parts of northeastern Japan on March 11, 2011, has disrupted the Japanese economy and may have a prolonged effect on consumer attitudes as Japanese society focuses on rebuilding and relief for the survivors of the disaster.  We may therefore experience delay in realizing the full potential for the Visian ICL in the Japanese market.  The after-effects of the earthquake and tsunami have not significantly affected other aspects of our business, as described below under the heading Effect of Earthquake on Japan Operations.

In May 2011 STAAR received approval to market the Visian model V4 ICL in Brazil.  STAAR believes this approval reinforces its decision to target the Latin American market for Visian ICL growth, and it intends to add sales and marketing resources in the region to capitalize on the new opportunity.  In addition, STAAR is working to expand regulatory approvals in the market.

U.S. Visian ICL Sales

We consider Visian ICL sales growth in the U.S. market important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies.  The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

U.S. sales of ICLs increased by 10% in the second quarter and 0.2% for the first six months of 2011, compared to prior year.  This represents a resumption of growth after a 7% decline in the first quarter, which primarily resulted from a 57% decline in sales to military facilities.  During the second quarter private sector sales increased by 24%, while declines in military facilities were 34%.  The resumption in growth of U.S. ICL sales was due to the increase in private sector sales, which STAAR believes resulted from improved economic conditions and its efforts to diversify its customer base.   If the economy continues to improve, and overall refractive procedures volume increases, STAAR could see further growth in private sector ICL sales in the U.S.

STAAR believes that the FDA’s scrutiny of patient satisfaction levels following laser refractive surgery, which began in 2008, has affected the overall U.S. market for refractive surgery.  The negative publicity generated by that regulatory activity continued in 2010 after a former FDA official publicly petitioned FDA to revoke its approval of LASIK.  Patient concerns about LASIK could increase interest in the Visian ICL as an alternative for patients who have a greater risk of complications from LASIK.  The fact that the Visian ICL is removable may also be appealing to some patients with new concerns about risks of refractive surgery.  However, STAAR believes in the short term the negative publicity concerning LASIK has decreased patient interest in all refractive surgery, including Visian ICL.  Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome.

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

•	the fact that the FDA has not granted approval to sell the TICL, which STAAR sells in over 45 international markets for treating patients affected by both myopia and astigmatism.

To help address these challenges, since the fourth quarter of 2010 STAAR has been testing a direct-to-consumer advertising campaign on the internet and has initiated a test campaign in movie theaters in selected markets. This campaign seeks to increase potential refractive patient visits and to encourage patients to inquire specifically about the Visian ICL by distinguishing it from other refractive treatments.  The current materials for the campaign are a series of humorous videos contrasting the Visian ICL with LASIK, eyeglasses and contact lenses.  The videos highlight certain benefits of the ICL over other treatments, including clarity of vision, absence of surgically induced dry eye, removability and ultraviolet protection.  These video ads have been translated into 11 languages for use in foreign markets.  During the first half of 2011, STAAR has used a new set of video ads in movie theaters.  We are assessing the data obtained to date to determine whether, and in what form, to launch a broader direct-to-consumer campaign.

Global IOL Sales.

STAAR pioneered the development of folding lenses for use in cataract surgery, and IOLs continue to represent approximately 46% of STAAR’s business.  Sales of IOLs during the three months and six months ended July 1, 2011 were $7.1 million and $14.2 million, compared to $7.0 million and $13.9 million for the same periods in the prior year.

In April 2011, STAAR received CE Mark approval for its nanoFLEX Collamer Single Piece IOL which can be injected through a 2.2 mm incision with the nanoPOINT™ Injector System.  nanoFLEX has been STAAR’s fastest growing IOL product in U.S. markets and STAAR believes the lens can receive broad commercial acceptance outside the U.S.  STAAR hopes that the biocompatibility and outstanding optical properties of Collamer, with which surgeons have become acquainted through the ICL, will build interest in the nanoFLEX IOL worldwide.  STAAR’s Collamer Accommodating Study Team (CAST) used the nanoFLEX lens in its 2009 clinical observations and reported promising assessments regarding initial intermediate and near vision results.  These properties of nanoFLEX may also spur interest in the lens in new markets, especially among surgeons seeking an IOL for monovision treatment.

Among STAAR’s initiatives to grow its IOL business are the following:

•	we plan to seek further approvals for the nanoFLEX in an effort to build a global product franchise for Collamer IOLs;

•
we are seeking approval to introduce the silicone Preloaded Injector in the U.S. market to enhance our U.S. IOL offering and help STAAR maintain or increase its market share in the silicone IOL segment;

•
a new version of the hydrophobic acrylic Preloaded Injector, featuring the popular single-piece IOL format, received CE Mark approval in May 2011, and STAAR plans to introduce it into international markets in the second half of 2011;

•	we plan to introduce a preloaded injector for the nanoFLEX;

•	we are developing a Collamer Toric IOL on the nanoFLEX platform to complement our pioneering silicone Toric IOL and better compete with the Alcon acrylic Toric IOL; and

•	we are researching accommodating and/or multifocal designs that exploit the unique optical properties of the Collamer material.

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

Manufacturing Consolidation Project and Tax Strategy.  During 2011 STAAR has devoted significant resources to two initiatives:  a project to consolidate global manufacturing, and development of  a strategy to optimize our global organization for tax purposes.  The goal of both of these strategies is to continue our improvement in gross profit margin by reducing costs and to position the company for future growth.

STAAR currently manufactures its products in four facilities worldwide.  It has developed a plan to methodically consolidate its manufacturing in a single site by the end of 2013, which is expected to yield significant savings in cost of goods and to lower our global administrative and regulatory costs.

In addition, as STAAR’s profitability grows, its liability for income taxes in various jurisdictions has also increased.  STAAR has developed a strategy to minimize its future tax liabilities as its business grows.  Among other things, STAAR seeks to utilize the approximately $125 million in net operating losses that it has accumulated in the U.S.

In connection with its Centers of Excellence project in 2009 and 2010, STAAR successfully transferred manufacturing of some of its products; STAAR believes this experience will be helpful in undertaking the more ambitious transfers involved in the manufacturing consolidation project.

STAAR expects these initiatives to cost approximately $6 million over a three-year period, of which it has spent approximately $0.5 million in the first half of 2011. Expenditures to date have largely consisted of professional fees to advisors and consultants. We expect approximately $1 million in additional capital expenditures to consolidate our manufacturing.  STAAR anticipates that the two initiatives could yield savings of $100 million over the period 2014 to 2021, and could result in profit margins in the 70% range.

We cannot assure that we will achieve the expected benefits of these initiatives. Among other things, costs could exceed current estimates, product manufacturing transfers can result in delays or supply interruptions, changes in tax laws could reduce or eliminate expected benefits of some or our tax strategies, and future profit margins can be affected by a variety of factors unrelated to our level of manufacturing efficiency.

Effect of Earthquake on Japan Operations.  On March 11, 2011, a 9.0 magnitude earthquake struck northeastern Japan, followed by a tsunami that devastated the region’s coastal communities.  The earthquake and tsunami have not materially affected the business of STAAR Japan, which has its facilities in the greater Tokyo area in Urayasu City and Ichikawa City, Chiba Prefecture.  STAAR Japan’s staff and their immediate families suffered no serious injuries.  STAAR’s manufacturing facilities suffered only minor damage and resumed operations on Wednesday, March 16, 2011.  STAAR Japan is monitoring its products for radioactivity and where applicable certifying for export that they are unaffected by the radioactive material released from the damaged Fukushima Dai-Ichi nuclear power plant following the earthquake and tsunami.

To date, STAAR Japan’s revenues and its domestic IOL and ICL business have not been harmed by the disaster.  Revenues in the second quarter were 21% higher than prior year and revenues in the first half of 2011 were 17% higher than prior year.  STAAR attributes the remarkable continuity of its Japanese business to the extraordinary efforts of its employees in Japan and the dedicated patient service of their customers.

Like other businesses in Japan, STAAR faces the following challenges as the country recovers from the disaster:

•	transportation and other infrastructure have not returned to pre-earthquake levels;

•	our supply chain may be interrupted;

•	manufacturing and surgical procedures must be scheduled with rolling power blackouts in mind;

•	the need to conserve electricity has forced reductions in air conditioning use, affecting work conditions in our facilities and our customers facilities;

•	Releases of radiation from damaged nuclear reactors may continue, which could affect our product or harm the general reputation of Japanese products for export; and

•	Japanese consumers who are potential patients for refractive surgery may feel constrained from making such purchases while significant parts of the country continue to be affected by the disaster.

Backlog.  The ICL is manufactured to precisely address refractive prescriptions across a broad range of correction, resulting in a large number of SKUs.  The challenge of maintaining inventory in all models, combined with rapidly increasing global demand for the ICL, can result in a backlog in customer orders.  While the dollar amount of backlog orders is not currently significant in relation to our total annual sales, unexpectedly large orders for ICLs could increase our backlog.   STAAR believes it has sufficient capacity to ramp up production levels to meet demand and that backlogs will be temporary.  However, delays in filling orders can result in lost sales if alternative refractive treatments are available to the patient. Because Toric ICLs treat an even greater variety of refractive errors and often must be custom made for the patient, customers are accustomed to a special order procedure and do not expect immediate delivery of Toric ICLs from inventory.

Status of U.S. TICL Submission. STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement.  In August 2007, following negative inspectional observations and a Warning Letter from FDA’s Division of Bioresearch Monitoring (“BIMO”), the FDA Office of Device Evaluation placed an integrity hold on STAAR’s TICL application.  Over a two-year period STAAR took a number of corrective actions to address BIMO’s concerns and to remove the integrity hold, including engaging an independent third party to conduct a 100% audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application.  On July 21, 2009, the FDA notified STAAR that as a result of STAAR’s corrective actions the FDA had removed the integrity hold on our application for approval of the TICL, and would resume its consideration of the application.  During August and September 2009, the agency and STAAR resolved a number of questions related to the TICL supplement in an interactive process.  On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions.  On August 2, 2010 we responded to the FDA’s deficiency letter.  Since that response, STAAR has been in dialogue with the agency, working interactively to resolve a series of follow-up questions.  On April 22, 2011, STAAR responded to the most recent questions from the agency, which concerned the basis for an increase in the number of reported patient follow-up visits following the independent third party audit of the clinical data, and has responded to additional follow-up questions after that date.  STAAR cannot predict when, or if, the FDA may grant approval of the Visian Toric ICL.

Status of Japan TICL Submission. On February, 2, 2010, Japan’s Ministry of Health, Labor and Welfare (MHLW) approved the sale of the Visian ICL.  STAAR submitted a partial change application for approval of the Visian Toric ICL to the Pharmaceuticals and Medical Device Agency (PMDA) on April 9, 2010.  While STAAR did receive initial comments within approximately two months of submission, MHLW generally requires approximately one year to eighteen months to fully process a partial change application.  An audit of clinical practices related to the application has been scheduled for August, and STAAR Japan anticipates that it may meet with the agency on the application during the fourth quarter.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.  .

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended July 1, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.

	Percentage of Net Sales for Three Months		Percentage Change for Three Months		Percentage of Net Sales for Six Months		Percentage Change for Six Months
	July 1, 2011	July 2, 2010	2011 vs. 2010		July 1, 2011	July 2, 2010	2011 vs. 2010
Net sales	100.0%	100.0%	19.3%		100.0%	100.0%	13.5%
Cost of sales	33.2	36.4	9.0		34.2	36.1	7.3
Gross profit	66.8	63.6	25.1		65.8	63.9	17.0

General and administrative	25.2	24.0	25.4		24.5	24.3	14.6
Marketing and selling	25.8	30.3	1.6		27.8	29.1	8.7
Research and development	8.6	10.1	1.2		9.1	10.6	(2.9)
Other general and administrative expenses	—	5.1	—	*	—	2.5	—	*
	59.6	69.5	2.2		61.4	66.5	4.8
Operating income (loss)	7.2	(5.9)	—	*	4.4	(2.6)	—	*
Other expense, net	1.0	(6.7)	—	*	1.8	(4.9)	—	*
Income (loss) before provision (benefit) for income taxes	8.2	(12.6)	—	*	6.2	(7.5)	—	*
Provision (benefit) for income taxes	2.9	(0.7)	—	*	2.5	0.8	—	*
Income (loss) from continuing operations	5.3	(11.9)	—	*	3.7	(8.3)	—	*
Income from discontinued operations, net of taxes	—	—	—	*	—	15.2	—	*
Net income (loss)	5.3%	(11.9)%	—	*	3.7%	6.9%	(39.0)

*      Denotes change is greater than +100%.

Net Sales

Net sales for the three and six months ended July 1, 2011 were $16.3 million and $31.1 million, an increase of approximately 19.3% and 13.5%, respectively, compared with $13.6 million and $27.4 million for the three and six months ended July 2, 2010.  The increase in net sales was due primarily to increased sales of ICLs.  Changes in currency had a $0.5 million and $1.0 million favorable impact on net sales, respectively for the three and six months ended July 1, 2011.

Total ICL sales for the three months and six months ended July 1, 2011 were $8.3 million and $15.2 million, an increase of 41.4% and 29.6% respectively, compared with $5.9 million and $11.7 million for the comparable periods in 2010.  The increase in ICL sales primarily resulted from a 48% increase in sales in our top ten refractive markets. ICL sales represented 51.0% and 48.8%, respectively, of our total sales for the three and six months ended July 1, 2011.

Total IOL sales for the three and six months ended July 1, 2011 were $7.1 million and $14.2 million, an increase of 1.0% and 2.3% respectively,  compared with $7.0 million and $13.9 million for the three and six months ended July 2, 2010.  The increase in IOL sales is due to the favorable effect of currency. IOL sales represent 43.5% and 45.6% of the sales for the three and six months ended July 1, 2011.

Gross Profit

Gross profit for the second quarter was $10.9 million, or 66.8% of revenue, compared with $8.7 million, or 63.6% of revenue, in the prior year period.  During the first six months of 2011, gross profit was $20.5 million, or 65.8% of revenue, compared with $17.5 million, or 63.9% of revenue, in the prior year period The increase in gross profit and gross profit margin was due to the increase in ICL sales.

General and Administrative

General and administrative expenses increased by 25.4% to $4.1 million in the second quarter of 2011 from the $3.3 million reported in the second quarter of 2010.  General and administrative expenses for the six months ended July 1, 2011 were $7.6 million, an increase of 14.6% when compared with $6.7 million reported last year.  The increase in both periods was primarily due to increased bonus accruals and professional fees incurred in evaluating future manufacturing and tax strategies.

Marketing and Selling

Marketing and selling expenses increased by 1.6% to $4.2 million in the second quarter of 2011, compared with $4.1 million in the second quarter of 2010.  Marketing and selling expenses for the six months ended July 1, 2011 were $8.7 million, an increase of 8.7% when compared with $8.0 million reported last year.  The increase in both periods is due to increased salaries and promotional expenses, partially offset by a decrease in commissions. Additionally, expenses in the second quarter of 2011 were lower than the second quarter of 2010 due to the timing of trade show expenses

Other General and Adminstrative Expenses

Other operating expense in 2010 reflected a $700,000 charge for executive termination benefits cost recorded in connection with the non-renewal of an executive employment agreement.

Other Income (Expense), Net

Other income, net, for the three and six months ended July 1, 2011, was $0.2 and $0.6 million, respectively, compared to other expense, net, for the three and six months ended July 2, 2010, of $0.9 million and $1.3 million, respectively. The increase in other income was primarily due to foreign exchange gains, decreased interest expense, and gains resulting from a decrease in the fair value of outstanding warrants during the first two quarter of 2011 compared to prior year. Additionally, other expense was higher in 2010 due to the early extinguishment of the Broadwood note.

Liquidity and Capital Resources

STAAR’s liquidity requirements arise from the funding of our working capital needs, primarily inventory and accounts receivable.  Our primary sources for working capital and capital expenditures are cash flows from operating activities, proceeds from the exercise of stock options, and borrowings under our credit facilities.  Our liquidity also depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on STAAR’s cash flow.  In addition, any abnormal product returns or pricing adjustments may also affect our short-term funding.

STAAR believes its current cash balances coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future.  STAAR’s need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in achieving and maintaining positive cash flow and earnings through the strategies described above under the caption “Strategy.” STAAR cannot assure that such financing will be available on acceptable terms, if at all, if the need arises.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of July 1, 2011 and December 31, 2010, STAAR had $13.1million and $9.5 million, respectively, of cash and cash equivalents and restricted cash.

Net cash provided by operating activities was $2.9 million for the six months ended July 1, 2011, compared to $5.1 million in net cash used by operating activities for the six months ended July 2, 2010.  Net cash provided by operations consisted of net income of $1.2 million plus $1.7 million in non-cash items.

Net cash used in investing activities was $0.1 million for the six months ended July 1, 2011, compared with cash provided by investing activities of $18.8 million for the six months ended July 2, 2010.  Net cash used in investing activities was mainly due to $0.2 million in acquisitions of property, plant and equipment. For the six months ended July 2, 2010, net cash provided by investing activities was mainly due to $11.8 million of net cash proceeds from sale of our German subsidiary in March 2010 and the release of the $7.3 million restricted deposit by the Court in June 2010, offset by $0.2 million of acquisitions of property, plant and equipment.

Net cash provided by financing activities was $1.0 million for the six months ended July 1, 2011, compared to net cash used in financing activities of $12.2 million for the six months ended July 2, 2010 and consisted of $1.2 million in proceeds from stock options, partially offset by $0.2 million in capital lease repayments.  For the six months ended July 2, 2010, net cash used from financing activities was mainly due to $5 million principal payment of the Broadwood note, the $6.8 million cash redemption of the Series A preferred shares and repayment of principal of our capital lease obligations of $0.5 million, offset by cash proceeds from stock option exercises of $0.1 million.

Credit Facilities, Contractual Obligations and Commitments

Accrued Termination Benefits for Executive

On May 24, 2010, STAAR accrued $700,000 in executive termination benefit costs in connection with the notice of non-renewal given under an executive employment agreement.  This accrual represented STAAR’s estimate of the contractual termination benefits due to the former executive.  The actual amount ultimately paid to the former executive may be different than the amount estimated.  The balance of accrued unpaid severance at July 1, 2011 was approximately $259,000.

Lines of Credit

Our Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.7 million based on the rate of exchange on July 1, 2011), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of July 1, 2011) plus 1.125% and may be renewed annually (the current line expires on April 2, 2012).  The credit facility is not collateralized.  STAAR Japan had 200,000,000 Yen outstanding on the line of credit as of July 1, 2011 and December 31, 2010, (approximately $2.5 million based on the foreign exchange rates on July 1, 2011 and December 31, 2010) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of July 1, 2011, 100,000,000 Yen (approximately $1.2 million based on the rate of exchange on July 1, 2011) of the line was available for borrowing.

In August 2010, our wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs ($1,196,000 at the rate of exchange on July 1, 2011), to be used for working capital purposes.  Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing.  The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default.  The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions.  The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement.  The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report.  There were no borrowings outstanding as of July 1, 2011 and the full amount of the line was available for borrowing.

Capital Lease Obligations

STAAR leases certain property, plant, and equipment under non-cancelable capital lease agreements.  These leases vary in amount, duration, and rates.

Estimated future minimum payments under capital lease obligations were as follows (in thousands):

Fiscal Year	July 1, 2011	December 31, 2010
2011	$333	$938
2012	803	763
2013	555	627
2014	112	68
2015	—	36
Thereafter	—	—
Total minimum lease payments	$1,803	$2,432
Less: interest	(69)	(598)
Total lease obligation	$1,734	$1,834

Current	$393	$431
Long-term	$1,341	$1,403

Borrowings available under our lease lines of credit with Farnam Street Financial are approximately $238,350.  See Note 10, Notes Payable, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information regarding STAAR’s Company’s capital lease agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM1 A.	RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully the following risk factors, in addition to other information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2010.. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

We may not realize the expected benefits of our manufacturing consolidation project and tax strategies.  Beginning in 2011 STAAR  has invested significant resources in a manufacturing consolidation project and a tax strategy initiative, and it expects to invest several million dollars to complete the projects.  The goal of these projects is to increase profit margins by improving manufacturing efficiency, simplifying administrative and regulatory functions, and reducing tax liabilities.  We cannot assure that we will achieve the expected benefits of these initiatives.  Among other things, costs could exceed current estimates, product manufacturing transfers can be affected by delays or cause supply interruptions, changes in tax laws could reduce or eliminate expected benefits of some or our tax strategies, and future profit margins can be affected by a variety of factors unrelated to our level of manufacturing efficiency.
We may experience backlog in ICL orders due to rapid increases in demand.  The challenge of maintaining inventory across the large number of ICL models, combined with rapidly increasing global demand for the ICL, has from time to time resulted in a backlog in customer orders.  While the dollar amount of backlog orders is not currently significant in relation to our total annual sales, unexpectedly large orders for ICLs could increase our backlog to levels that are financially significant.  In addition, delays in filling orders can result in lost sales if alternative refractive treatments are available to the patient. If we are unable to ramp up production to meet growing demand we may not achieve our growth targets.

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
101

Financial statements from the quarterly report on Form 10-Q of  STAAR Surgical Company for the quarter ended July 1, 2011, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarter ended July 2, 2010, filed with the Commission on August 11, 2010.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.
(5)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.
(6)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.

* †	Filed herewith. Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: August 4, 2011	By:	/s/ DEBORAH ANDREWS
Deborah Andrews
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)