Form 10-K
period 2011-12-30
STAAR SURGICAL CO
filed 2012-03-08
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $152,678,000 based on the closing price per share of $5.32 of the registrant’s Common Stock on that date.

The number of shares outstanding of the registrant’s Common Stock as of March 2, 2012 was 36,201,051.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2012 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

Item 1. Business

STAAR Surgical Company designs, develops, manufactures and sells implantable lenses for the eye. We are the leading maker of lenses used worldwide in corrective or “refractive” surgery, and we also make lenses for use in surgery that treats cataracts. All of the lenses we make are foldable, which permits the surgeon to insert them through a small incision during minimally invasive surgery.

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

A glossary explaining many of the technical terms used in this report begins on page 14. The reader may also find it helpful to refer to the discussion of the structure and function of the human eye that begins on page 3.

Operations

STAAR has significant operations globally. Activities outside the U.S. accounted for 78% of our total sales in fiscal year 2011. STAAR sells its products in approximately 60 countries, with direct distribution in North America and Japan and independent distribution in the remainder of the world.

STAAR maintains manufacturing and administrative facilities in the United States, Switzerland and Japan. While STAAR has initiated a project to consolidate all of its manufacturing to its Monrovia, California facility, its current global operations are as follows:

•	United States. STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California. The Monrovia manufacturing facility principally makes Collamer and silicone IOLs and injector systems for IOLs and ICLs. STAAR also currently manufactures the raw material for Collamer lenses (both IOLs and ICLs) and the AquaFlow Device (for the treatment of glaucoma) in a facility in Aliso Viejo, California.

•	Switzerland. STAAR operates an administrative, manufacturing and distribution facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. The Nidau manufacturing facility makes all of STAAR’s Visian ICL products and also manufactures the AquaFlow Device. After consolidating manufacturing in Monrovia, California, STAAR plans to continue to maintain an administrative and distribution facility in Switzerland.

•	Japan. STAAR operates administrative, manufacturing and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc. STAAR Japan’s administrative facility is located in Shin-Urayasu and its manufacturing and distribution facility is located in Ichikawa City. STAAR currently assembles all of its preloaded IOL injectors at the Ichikawa City facility. After consolidating manufacturing in Monrovia, California, STAAR plans to continue to maintain administrative and distribution facilities in Japan.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries. Our global manufacturing consolidation plan also exposes us to the risk of unexpected costs and possible supply interruptions. See Item 1A. “Risk Factors —The global nature of our business may result in fluctuations and declines in our sales and profits; “—The success of our international operations depend on our successfully managing our foreign subsidiaries”; “Non-compliance with anti-corruption laws could lead to penalties or harm our reputation”;“—Our global manufacturing consolidation plan exposes us to risk”; and “—We many not enjoy the expected benefits of our global manufacturing consolidation plan and tax strategies.”

The Human Eye

The following discussion provides background information on the structure, function and some of the disorders of the human eye to enhance the reader’s understanding of our products described in this report. The human eye is a specialized sensory organ capable of receiving visual images and transmitting them to the visual center in the brain. Among the main parts of the eye are the cornea, the iris, the lens, the retina, and the trabecular meshwork. The cornea is the clear window in the front of the eye through which light first passes. The interior surface of the cornea is lined with a single layer of flat, tile-like endothelial cells, whose function is to maintain the transparency of the cornea. The iris is a pigmented muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The natural lens is a clear structure located behind the iris that changes shape to focus light to the retina, located in the back of the eye. The medical term for the natural lens that is present in the eye from birth is “crystalline lens.” The retina is a layer of nerve tissue in the back of the eye consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The posterior chamber of the eye, located behind the iris, is filled with a watery fluid called the aqueous humor, while the portion of the eye behind the lens is filled with a jelly-like material called the vitreous humor. The anterior chamber is the space in the eye behind the cornea and in front of the iris. The trabecular meshwork, a drainage channel located between the iris and the surrounding white portion of the eye, maintains a normal pressure in the anterior chamber of the eye by draining excess aqueous humor.

The eye can be affected by common visual disorders, disease or trauma. One of the most prevalent ocular disorders is cataracts. Cataract formation is generally an age-related disorder that involves the hardening and loss of transparency of the natural crystalline lens, impairing visual acuity.

Refractive disorders, which generally are not age-related, include myopia, hyperopia and astigmatism. A normal, well-functioning eye receives images of objects at varying distances from the eye and focuses the images on the retina. Refractive errors occur when the eye’s natural optical system does not properly focus an image on the retina. Myopia, also known as nearsightedness, occurs when the eye’s lens focuses images in front of the retina. Hyperopia, or farsightedness, occurs when the eye’s lens focuses images behind the plane of the retina. Individuals with myopia or hyperopia may also have astigmatism. Astigmatism is blurred vision caused when an irregularly shaped cornea or, in some cases, a defect in the natural lens, produces a distorted image on the retina. Presbyopia is an age-related refractive disorder that limits a person’s ability to see in the near and middle distance range as the natural crystalline lens loses its elasticity, reducing the eye’s ability to accommodate or adjust its focus for varying distances.

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

In 1996 STAAR began selling the Visian ICL outside the U.S. Made of STAAR’s proprietary biocompatible Collamer lens material, the ICL is implanted behind the iris and in front of the patient’s natural lens to treat refractive errors such as myopia, hyperopia and astigmatism. Lenses of this type are generically called “phakic IOLs” or “phakic implants” because they work along with the patient’s natural lens, or phakos, rather than replacing it. The ICL received CE Marking in 1997, permitting sale in countries that require the European Union CE Mark, and it received FDA approval for the treatment of myopia in the U.S. in December 2005. The Visian ICL now makes up 51% of our business. We sell it in approximately 60 countries, and it has been implanted in more than 250,000 eyes worldwide.

Other milestones in STAAR’s history include the following:

•	In 1998, STAAR introduced the Toric IOL, the first implantable lens approved for the treatment of preexisting astigmatism. Used in cataract surgery, the Toric IOL was STAAR’s first IOL-based solution to a refractive disorder of the eye.

•	In 2000, STAAR introduced an IOL made of the Collamer material, offering cataract patients and their surgeons the same clarity, refractive qualities and biocompatibility featured by the Visian ICL.

•	In 2001, STAAR commenced commercial sales of its Visian Toric ICL or TICL, which corrects both astigmatism and myopia, outside the U.S. In 2002, the TICL received CE Marking, allowing commercial sales in countries that require the European Union CE Mark. Today we market the TICL worldwide, except for the U.S.

•	In late 2003, STAAR Japan introduced the first preloaded IOL lens injector system in international markets. The Preloaded Injector offers surgeons improved convenience and reliability. The Preloaded Injector is not yet available in the U.S.

•	On December 22, 2005, the FDA approved the Visian ICL for the treatment of myopia, making it the first, and to date only, small incision phakic IOL commercially available in the United States.

•	Beginning in 2007, STAAR introduced its first aspheric IOLs made of silicone and Collamer.

•	On December 29, 2007 (fiscal 2008), we acquired the 50% remaining interests in STAAR Japan, making this former joint venture a wholly owned subsidiary of STAAR.

•	On February 2, 2010, the Japanese Ministry of Health, Labor and Welfare approved the Visian ICL, making it the first phakic IOL approved for sale in Japan.

•	I n September, 2010, STAAR launched the expanded range Visian ICL – Version V4b –in Europe and other territories that recognize the European Union CE Mark. The expanded range allows for the treatment of virtually any myopic or hyperopic refractive error.

•	In September, 2011, STAAR launched the Visian ICL V4c with CentraFLOW™ technology in Europe and other territories that recognize the CE Mark. CentraFLOW technology uses a proprietary port in the center of the ICL optic. The port has a size determined to optimize the flow of fluid within the eye without affecting the quality of vision, and eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant or a surgical iridotomy at time of implant. By simplifying the procedure and increasing patient comfort, the V4c makes the superior visual outcomes of the Visian ICL available through a surgical implantation experience closer to LASIK.

•	In November, 2011, the Japanese Ministry of Health, Labor and Welfare approved the Toric ICL.

Financial Information about Segments and Geographic Areas

STAAR’s principal products are IOLs and ICLs used in ophthalmic surgery. Because STAAR generates 100% of its sales from the ophthalmic surgical product segment, it operates as one operating segment for financial reporting purposes. See Note 19 to the Consolidated Financial Statements for financial information about product lines and operations in geographic areas.

Principal Products

In designing our products we have the following goals:

•	To improve patient outcomes,

•	To minimize patient risk and discomfort, and

•	To simplify ophthalmic procedures or post-operative care for the surgeon and the patient.

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

The FDA approved the ICL for myopia for use in the United States on December 22, 2005. Outside the U.S., countries where we may sell the ICL and TICL include the following:  the countries that require the European Union CE Mark, China, Canada, Korea, Japan, India, Brazil and Singapore. The ICL for myopia was approved for sale in Japan on February 2, 2010, and the TICL was approved there on November 24, 2011. STAAR submitted its application for U.S. approval of the TICL to the FDA in 2006 and it is currently under review (see “Regulatory Matters – Regulatory Requirements in the United States – Status of Toric ICL Submission”).

The Hyperopic ICL, which treats far-sightedness, is approved for use in countries that require the European Union CE Mark and in Canada.

The ICL is available for myopia in the United States in four lengths and 27 powers for each length.  Outside the U.S., the ICL is available for myopia and hyperopia and is available in multiple models and lengths in a total of 740 inventoried parts.  This requires us to carry a significant amount of inventory to meet the customer demand for rapid delivery.  The Toric ICL is available for myopia and hyperopia in the same powers and lengths but carries additional parameters of cylinder and axis.  As a result we often make the Toric ICL to order, but we were still able to deliver approximately 69% of our Toric ICLs from stock during 2011.

Sales of ICLs (including TICLs) accounted for approximately 51% of our total sales in fiscal 2011, 44% of our total sales in fiscal 2010, and 41% of our total sales in fiscal 2009.

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

In most countries government agencies reimburse the cost of cataract surgery and IOLs. Some countries have begun to permit ophthalmic surgeons and surgical centers to collect an additional fee from the cataract patient for products and services that go beyond standard treatment. STAAR’s strategic direction is to offer IOLs that fall within the categories that offer an opportunity to increase average selling prices. For example, the U.S. Center for Medicare and Medicaid Services (CMS) reimburses certain “premium” lenses at the standard rate of approximately $150, but allows the provider to receive an additional payment from the patient for the premium lens and associated services. STAAR’s Toric IOL falls in this category.

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

STAAR began introducing aspheric IOLs in 2007. Aspheric IOLs use advanced optical designs that produce a clearer image than traditional spherical lenses, especially in low light, which has led to significant market share gains for aspheric designs. STAAR introduced its first aspheric IOLs made of silicone and Collamer in 2007. During 2009, STAAR introduced the nanoFLEX IOL, which has an aspheric optic and can be delivered through a 2.2 mm micro-incision using STAAR’s nanoPOINT Injection System.

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

Sales of IOLs accounted for approximately 44% of our total sales in fiscal 2011, 50% of our total sales in fiscal 2010 and 52% of our total sales in fiscal 2009.

Other Surgical Products

We also sell other related instruments and devices that we manufacture or that are manufactured by others, but we have deemphasized these products in the past few years due to their relatively lower overall gross profit margins. For example, in 2011 we exited the surgical pack business. Sales of other surgical products accounted for approximately 5% of our total sales in fiscal 2011, 6 % of our total sales in fiscal 2010 and 7% of our total sales in fiscal 2009.

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

Our sources of supply for raw materials can be threatened by shortages and other market forces, by natural disasters, by the supplier’s failure to maintain adequate quality or a recall initiated by the supplier. Even when substitute suppliers are available, the need to certify the substitute supplier’s regulatory compliance and the quality standards of the replacement material could significantly delay production and materially reduce our sales. We mitigate this risk by maintaining adequate inventory of raw materials when practical and identifying secondary suppliers, but we cannot entirely eliminate the risk. For example, the failure of one of our suppliers could be the result of an unforeseen industry-wide problem, or the failure of our supplier could create an industry-wide shortage affecting secondary suppliers as well.

In particular, we obtain the proprietary collagen-based raw material used to manufacture our IOLs, ICLs and the AquaFlow Device internally from a sole source, one of our facilities in California. If the supply of these collagen-based raw materials is disrupted we know of no alternative supplier, and therefore, any such disruption could result in our inability to manufacture the products and would have a material adverse effect on STAAR. The loss of our external supply source for silicone could also cause us material harm. In some cases, we mitigate this risk by stockpiling materials, which requires us to devote financial resources to that purpose.

Patents, Trademarks and Licenses

We strive to protect our investment in the research, development, manufacturing and marketing of our products through the use of patents, licenses, trademarks, copyrights, and trade secrets. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business. As of December 30, 2011, we owned approximately 118 United States and foreign patents and had approximately 7 patent applications pending.

We consider our patents to be significant when they protect the exclusivity of our material products in the marketplace or provide an opportunity to obtain material royalties or cross-licenses of intellectual property from other manufacturers. Because we have limited knowledge of the research and development efforts and strategic plans of our competitors, we can only estimate the value of our patents and the significance of any particular patent’s expiration. Competitors may be able to design products that avoid infringing on patents that we regard as valuable, or they may find patents that we regard as less significant to be obstacles to their development of competing products. Our internal assessments of our patents include confidential information, the disclosure of which would cause significant competitive harm to STAAR.

Our material patents generally fall within three areas of technology: (1) design of a posterior chamber phakic intraocular lens used to treat refractive errors of the eye (ICLs), (2) the Collamer® lens material, and (3) lens delivery systems for folding intraocular lenses (injectors and cartridges, both stand-alone and preloaded).

Posterior Chamber Phakic Intraocular Lens to Treat Refractive Errors

The Visian ICL is the only posterior chamber phakic IOL (PIOL) approved for sale in the U.S., and we believe it is the world’s largest selling phakic IOL. We believe that our leadership in commercializing this technology results from a number of factors, including proprietary design features and the biocompatibility of the Collamer material. (The proprietary nature of Collamer is discussed in further detail below).

STAAR has several patents covering design features that we believe are essential to the safety and effectiveness of its PIOLs, and that we believe would be necessary or desirable for any competing posterior chamber phakic IOL. These patents expire between 2014 and 2016.

Collamer Lens Material

STAAR believes that the biocompatibility of the Collamer material used for the Visian ICL (and TICL) is a significant factor in the ability to place this lens safely in the posterior chamber of the eye. Compared to lenses placed in the anterior chamber, we believe that placement in the posterior chamber provides superior optical results and superior cosmetic appearance, and poses less risk of damage to the cornea. We believe that the physical and optical properties of Collamer also give it distinct advantages as a material for prosthetic IOLs used in cataract surgery.

Collamer belongs to a family of materials known as collagen copolymers. Collagen copolymers are compounds formed by joining molecules of collagen derived from biological sources with synthetic monomer molecules. The patents that underlie the specific formulation and manufacturing methods for Collamer expire between 2014 and 2016.

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

Seasonality

Seasonality does not materially affect our sales.

The first quarter of each fiscal year tends to have the lowest cash flow of the year because of accounting fees related to the annual audit of our financial statements, professional fees for our consultant on internal controls pursuant to the Sarbanes-Oxley Act of 2002, bonus payments, and holiday closures. Holiday closures during December reduce the processing and payment of invoices by STAAR during the last weeks of the fourth quarter, resulting in a significant increase in cash payments by STAAR as it catches up during the first month of the first quarter.

Distribution and Customers

We market our products to a variety of health care providers, including surgical centers, hospitals, managed care providers, health maintenance organizations, group purchasing organizations and government facilities. The primary user of our products is the ophthalmologist.

We distribute products directly to the physician or facility in the United States, and rely primarily on local distributors in other countries. In Japan, we sell both directly and through a local distributor. Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. In Japan we generally employ our sales representatives directly. In the U.S., we rely on both directly employed representatives and independent sales representatives to sell our products under the supervision of directly employed sales managers.

A single customer, Woo Jeon Medical Co., Ltd., our Korean distributor, has accounted for more than 10% of our consolidated net revenue in each of the last three fiscal years. Woo Jeon generated the following amounts and percentages of revenue in those years:

Revenue Generated by Woo Jeon
Fiscal Year	Net Revenue ($, in thousands)	Net Revenue as Percentage of Consolidated Net Revenue
2011	$8,142	13.0%
2010	$6,080	11.1%
2009	$5,366	10.5%

Our U.S.-based internal marketing department develops the strategies used to sell our products in North America and guides our marketing efforts in the Europe/Middle East and Pacific/Asia regions. The marketing department supports selling efforts by developing and providing promotional materials, educational courses, speakers’ programs, participation in trade shows and technical presentations.

Backlog

The dollar amount of STAAR’s backlog orders is not significant in relation to total annual sales. We generally keep sufficient inventory on hand to ship product when ordered.

The ICL is manufactured to precisely address refractive prescriptions across a broad range of correction, resulting in a large number of Stock Keeping Units (SKUs). The challenge of maintaining inventory in all models, combined with rapidly increasing global demand for the ICL, can result in a backlog in customer orders. Backlog is not currently at a significant level in relation to our total annual sales. However, unexpectedly large orders for ICLs could increase our backlog. STAAR believes it has sufficient capacity to ramp up production levels to meet demand and that any backlogs will be temporary. However, delays in filling orders can result in lost sales if alternative refractive treatments are available to the patient. Because Toric ICLs treat an even greater variety of refractive errors and at times must be custom made for the patient, customers are accustomed to a special order procedure and do not expect immediate delivery of Toric ICLs from inventory.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

Competition

Competition in the ophthalmic surgical product market is intense and is primarily driven by technological innovation and the regulatory approval required to commercialize it in the key markets around the world. The development of new or improved products may make existing products less attractive, reduce them to commodity status or even make them obsolete. To remain competitive, companies such as STAAR must devote continued efforts and significant financial resources to enhance their existing products and to develop new products.

In the refractive market, our ICL technology competes with other elective surgical procedures such as laser vision correction or LASIK, for those consumers who are looking for an alternative to eyeglasses or contact lenses to correct their vision.

We believe our primary competition in selling the Visian ICL to patients seeking surgery to correct refractive conditions lies not in similar products, but in the much better known and widely available laser surgical procedures. Novartis (formerly Alcon); Abbott Medical Optics (“Abbott”), previously known as Advanced Medical Optics (“AMO”); and Bausch & Lomb (“B&L”) all market excimer lasers for corneal refractive surgery and promote their sales worldwide. Approval of custom laser ablation, along with the addition of wavefront technology, has increased awareness of corneal refractive surgery by patients and practitioners. We believe that a majority of patients treated with the Visian ICL continue to learn about the product after initially seeking laser surgery. Improving consumer awareness of the Visian ICL is therefore a primary objective of STAAR.

Phakic implants that compete with the Visian ICL are also available in the marketplace. The three principal types of phakic IOLs (PIOLs) are posterior chamber designs like the Visian ICL, iris clip anterior chamber PIOLs like the Artisan® and Artiflex® lenses made by Ophtec (Artisan® is distributed in the U.S. by AMO under the Verisyse® brand), and angle-supported anterior chamber PIOLs like the Cachet™ made by Alcon and sold outside the U.S. We believe the Visan ICL has compelling clinical advantages over the other lenses, which are reflected in our 75% market share of the global phakic IOL market. Over the past 24 months we have introduced line extensions that have extended the treatment range of the ICL, improved its safety profile and enhanced its ease of use. These enhancements position the technology as an even more compelling alternative to laser vision correction. The Visian ICL is the only foldable, minimally invasive PIOL approved for sale in the U.S.

As with the refractive market, the global cataract market is highly concentrated, with the top three competitors (Novartis, Abbott and B&L) combined accounting for around 85% of total market revenue, according to a 2011 report by Market Scope, LLC, a publisher of ophthalmic industry analysis. These three competitors are well established, have extensive product portfolios and have significantly greater resources than does STAAR, making it difficult to compete with them on a broad market basis. To optimize the effectiveness of our efforts in the cataract market we compete solely with differentiated products in the foldable IOL/injection system segment of the market. Our lenses are differentiated based on at least one of the following: lens material, design of the optics or advantages of the injection system.

Our differentiated IOL portfolio includes lenses made from our propriety Collamer lens material.This material has the highest water content of any material in the market, giving it excellent biocompatible properties and providing our lenses with unrivaled optical quality. The single piece Collamer lens with aspheric optics is sold under the nanoFLEX brand and can be inserted via a 2.2mm incision using the nanoPOINT® injector system. In late 2009, a group of surgeons referred to by STAAR as the Collamer Accommodating Study Team (CAST) reported that the nanoFLEX IOL exhibited some near and intermediate vision improving properties. It has also been reported that the nanoFLEX lens may be especially appropriate when used for monovision. Monovision is a treatment strategy for presbyopia that corrects one eye (the dominant eye) for distance vision, and corrects the other eye to provide near vision. It is reported that after surgery most patients undergo a neural adaptation that lets them fuse the near vision from one eye with the distance vision from the other. A survey conducted by Market Scope in the first quarter of 2010 found that, based on responses from 484 surgeons, an average of 12.9% of cataract procedures performed in the US market employed a monovision strategy. We received CE mark approval for nanoFLEX in early 2011 and for the toric version of the lens designed to treat astigmatism – nanoFLEX Toric during the fourth quarter of 2011.

Silicone IOLs account for around 67% of our total IOL sales. Outside of the US these are differentiated using the STAAR propriety preloaded injector system, the KS3-Ai brand. US approval for the preloaded silicone IOL is expected in 2012. Within the US market we offer a toric silicone IOL under the brand STAARToric®. This lens is positioned as a premium channel IOL for which a surgeon can charge an additional fee to the patient beyond standard Medicare reimbursement. We are in the process of rationalizing our range of standard monofocal silicone IOLs.

Outside of the US we offer the KS-X preloaded acrylic lens in Japan and in markets covered by CE approval. We differentiate product from other acrylic IOLs in the marketplace with the KS-X preloaded delivery system which enables the surgeon to efficiently deliver the lens into the eye through a 2.8 millimeter incision.

Regulatory Matters

Nearly all countries where we sell our products have regulations requiring advance approval or certification of medical devices. Various federal, state, local and foreign laws also apply to our operations, including, among other things, working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances.

The requirements for approval or clearance to market medical products vary widely by country. The requirements range from minimal requirements to requirements comparable to those established by the U.S. Food and Drug Administration (“FDA”). For example, many countries in South America and the Middle East have minimal regulatory requirements, while many others, such as Japan, have requirements of similarly stringency to those of the FDA. Obtaining approval to distribute medical products is costly and time-consuming in virtually all of the major markets where we sell medical devices. We cannot assure that any new medical devices we develop will be approved in a timely or cost-effective manner or approved at all. The regulatory requirements in our most important current markets, the U.S., Europe and Japan, are discussed below.

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

In July 2011 the Institute of Medicine published a study requested by the FDA on whether legislative, regulatory or administrative changes are needed to the FDA’s 510(k) process. The Institute found “that the current 510(k) process is flawed based on its legislative foundation. Rather than continuing to modify the 35-year-old 510(k) process . . . the FDA’s finite resources would be better invested in developing an integrated premarket and post market regulatory framework that provides a reasonable assurance of safety and effectiveness throughout the device life cycle.” The Institute recommended additional data gathering to develop such a new framework. The FDA also announced an internal working group to evaluate and improve the consistency of FDA decision making in the clearance process, and recently released an internal report in which FDA officials questioned the 510(k) process in general. Various committees of the U.S. Congress also have indicated that they may consider investigating the FDA’s 510(k) process. If any of these actions result in a limitation or elimination of the 510(k) approval path STAAR may find it much more costly and time consuming to develop and introduce new products in the U.S.

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

Following its review, the FDA will authorize commercial release if it determines there is reasonable assurance that the medical device is safe and effective. The FDA makes this decision based on a determination that the device’s benefit outweighs the risk to the population for which treatment with the device is intended.

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

Our IOLs, ICLs, and AquaFlow Devices are Class III devices, and our lens injector systems are Class I devices. We have received PMA approval for our IOLs, the ICL for the treatment of myopia, and the AquaFlow Device. We have received 510(k) clearance for our lens injector systems.

Oversight of compliance with quality, medical device reporting and other regulations. Both before and after we release a product commercially, we have ongoing responsibilities under FDA regulations. The FDA Office of Compliance reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with the FDA’s quality system regulations and requirements, such as restrictions on advertising and promotion. The Good Manufacturing Practice (“GMP”) regulations govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice.

BIMO Review of Clinical Research Activities. The FDA’s BIMO division reviews our activities as a sponsor of clinical research. BIMO conducts facilities inspections as part of a program designed to ensure that data and information contained in requests for IDEs, PMA applications and 510(k) submissions are scientifically valid and accurate. Another objective of the program is to ensure that human subjects are protected from undue hazard or risk during the course of scientific investigations.

FDA Reviews of STAAR’s Quality Systems. The FDA’s most recent general quality inspections of STAAR’s facilities were regularly scheduled inspections of the Nidau, Switzerland facility between June 2 and June 5, 2009, of the Monrovia, California facility on January 25, 2012, and of the Aliso Viejo, California facility on November 22, 2010. The inspection of the Nidau, Switzerland facility that concluded on June 5, 2009 resulted in the inspector issuing two observations of nonconformity on Form FDA-483. STAAR agreed with the observations and at the conclusion of the inspection both of the observations were annotated as corrected and one was additionally annotated as verified. The inspections of the Monrovia, California and Aliso Viejo, California facilities resulted in no observations of noncompliance. Based in part on these inspections, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations.

STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and its ability to demonstrate compliance with FDA regulations. Accordingly, for the foreseeable future STAAR’s management expects to continue to devote significant resources and attention to those efforts.

Status of TICL Submission. STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement. In August 2007, following negative inspectional observations and a Warning Letter from FDA’s Division of Bioresearch Monitoring (“BIMO”), the FDA Office of Device Evaluation placed an integrity hold on STAAR’s TICL application. Over a two-year period STAAR took a number of corrective actions to address BIMO’s concerns and to remove the integrity hold, including engaging an independent third party to conduct a 100% audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application. On July 21, 2009, the FDA notified STAAR that as a result of STAAR’s corrective actions the FDA had removed the integrity hold on our application for approval of the TICL, and would resume its consideration of the application. During August and September 2009, the agency and STAAR resolved a number of questions related to the TICL supplement in an interactive process. On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions. On August 2, 2010 we responded to the FDA’s deficiency letter. Since that response, STAAR has been in dialogue with the agency, working interactively to resolve a series of follow-up questions. On April 22, 2011, STAAR responded to the most recent questions from the agency, which concerned the basis for an increase in the number of reported patient follow-up visits following the independent third party audit of the clinical data, and has responded to additional follow-up questions after that date. On November 29, 2011 STAAR received a letter of deficiency from FDA further questioning the clinical data, specifically the inclusion of patient data that was obtained outside the study windows, requesting additional information on the lens design and a validation report for the Toric ICL power calculation software. STAAR has sent a preliminary response seeking clarification of the FDA’s position on the study cohort. STAAR cannot predict when, or if, the FDA may grant approval of the Visian Toric ICL.

Regulatory Requirements outside the United States.

CE Marking. The member countries of the European Union require that all medical products sold within their borders carry a Conformité Européenne Mark (“CE Mark”). The CE Mark on a medical device indicates that it has been found to comply with European Directives and associated guidelines concerning the design and manufacture of medical devices, including clinical trials, labeling, quality control, technical specifications, adverse event reporting, and biological, chemical and clinical safety. We have obtained the CE Mark for all of our principal products including ICL and TICL products, IOLs, injector systems and our AquaFlow Device.

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

Medical Device Regulation in Japan. The Japanese Ministry of Health, Labor, and Welfare (MHLW) regulates the sale of medical devices under Japan’s Pharmaceutical Affairs Law (PAL). The Pharmaceutical and Medical Devices Agency (PMDA), a quasi-governmental organization, performs many of the medical device review functions for MHLW. Medical devices generally must undergo thorough safety examinations and demonstrate medical efficacy before the MHLW grants shonin (pre-market device approval) or ninsho (certification). Manufacturers and resellers (referred to as Marketing Authorization Holders or MAHs) must also satisfy certain requirements before the MHLW grants a business license, or kyoka. Requirements for manufacturers and MAHs include compliance with Japanese regulations covering GQP (good quality control practice) and GVP (good vigilance practice), which largely include conformity to the ISO 13485 standard and are similar to good manufacturing practice and post-market surveillance requirements in the U.S., as well as the assignment of internal supervisors over marketing, quality assurance and safety control.

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

STAAR Japan currently holds shonin approval for the Visian ICL and Toric ICL, preloaded injectors and their associated lenses, and kyoka licensing as a manufacturer and MAH of medical devices. The sponsor of a clinical trial submitted to the MHLW must strictly follow Good Clinical Practice (GCP) standards, and must follow the trial with standard Good Postmarket Study Practice (GPSP) reporting and a follow-up program. MHLW and PMDA also assess the quality management systems of manufacturers and the conformity of products to the requirements of PAL. STAAR is subject to inspection for compliance by these agencies. A company’s failure to comply with PAL can result in severe penalties, including revocation or suspension of a company’s business license and possible criminal sanctions.

Research and Development

We focus on furthering technological advancements in the ophthalmic products industry through the development of innovative premium ophthalmic products and materials and related surgical techniques. We maintain an active internal research and development programs, which also includes clinical activities and regulatory affairs and is comprised of 26 employees. In order to achieve our business objectives, we will continue our investment in research and development.

During the last few years STAAR has regularly introduced new products from its pipeline of research and development projects. For example, during 2011, STAAR introduced the Visian ICL V4c with CentraFLOW™ technology in Europe and other territories that recognize the CE Mark, and launched the Toric ICL in Japan. During the first half of 2012 STAAR will introduce the nanoFLEX™ Toric Collamer IOL in countries that accept the CE Mark. During 2010 it introduced the nanoPOINT™ 2.0 microincision injector for the ICL and launched an expanded range of Visian ICL products in countries that accept the CE Mark. During 2009 STAAR introduced the nanoFLEX™ Aspheric Collamer IOL, which can be delivered through the nanoPOINT injector, and the advanced Epiphany™ injector system for the Affinity Collamer IOL. Outside the U.S. in 2009 STAAR introduced the KS-X Preloaded Hydrophobic Acrylic Injector System in Europe and the KS-Ni Preloaded Silicone IOL Injector System in Japan.

During 2012, our goal is to continue our focus on research and development in the following areas:

•	Enhancements to the ICL that may simplify the procedure and further improve its efficacy

•	Development of preloaded injector systems for Collamer ICLs and IOLs

•	Introduction of a hydrophobic acrylic single-piece preloaded injector system outside the U.S.

•	Development of accommodating or presbyopic IOLs

•	Introduction of the silicone preloaded injector system in the U.S.

Research and development expenses were approximately $5.9 million, $5.7 million and $5.9 million for our 2011, 2010 and 2009 fiscal years, respectively. STAAR expects to invest approximately 9-10% of sales for research and development in 2012.

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

Significant Subsidiaries

As of March 1, 2012, STAAR’s principal subsidiaries were STAAR Surgical AG in Switzerland and STAAR Japan Inc., both of which STAAR wholly owns. The activities of each are described above.

Employees

As of March 1, 2012, we employed approximately 297 persons.

Code of Ethics

STAAR has adopted a Code of Ethics that applies to all of its directors, officers, and employees. The Code of Ethics is posted on our website, www.staar.com — Investor Relations: Corporate Governance.

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

The public may read any of the items we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding STAAR and other issuers that file electronically with the SEC at http://www.sec.gov.

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

aqueous humor – a clear, watery fluid that fills the anterior chamber. Some important tissues of the eye, including the cornea and the crystalline lens, do not have blood vessels and receive their nourishment from the flow of the aqueous humor.

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

blended vision– a name used by some surgeons to refer to a modified monovision strategy for cataract patients. Using IOLs like nanoFLEX that provide a certain degree of intermediate vision, the surgeon corrects the two eyes for near and far vision with a difference between eyes that is less than conventional monovision, averaging 1.3 diopters. Surgeons using this method have reported that patients adapt to blended vision more readily than to conventional monovision, and report good binocular vision at all distances.

cataract – a common age-related eye disorder that involves the hardening and loss of transparency of the natural crystalline lens, impairing visual acuity.

CMS – an acronym for the Centers for Medicare and Medicaid Services, the federal agency that establishes and administers rules for the U.S. Medicare and Medicaid reimbursement systems.

collagen copolymer - collagen copolymers are compounds formed by joining molecules of collagen derived from biological sources with synthetic monomer molecules. STAAR’s Collamer® is a collagen copolymer engineered specifically for use in implantable lenses.

Collamer® - the brand name for STAAR’s proprietary collagen copolymer lens material. Collamer is composed of a poly-HEMA-based copolymer, collagen and a UV-absorbing chromophore. Collamer lenses have high water content, are biocompatible and are designed to mimic the optical properties and flexibility of the natural lens in the human eye.

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

haptic – the part of an IOL that contacts the structures of the eye and holds the IOL in place. IOLs in which the haptic is also a part of the optic material is called a single-piece IOL, while IOLs in which the haptics are attached to the optic is called a three-piece IOL.

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

intraocular – within the eye.

IOL- an acronym for “intraocular lens,” this is the general term for any type of lens designed to be surgically implanted in the eye. When we use the term “IOL” without modification, we mean a prosthetic lens used to replace the natural crystalline lens after cataract surgery.

iris – the muscular curtain located behind the cornea, which opens and closes to regulate the amount of light entering the eye through the pupil, which is an opening at the center of the iris. The iris carries the blue or brown pigment that gives the eye its color.

injector or injector system – a device in the form of a syringe that is used to deliver a foldable IOL into the eye through a slender nozzle in minimally invasive cataract surgery.

iridectomy – a small hole surgically created in the iris as an alternative to the iridotomy described below. Some surgeons prefer to use iridectomies because they can be performed in the same surgical session as Visian ICL implantation, resulting in less discomfort and inconvenience for the patient.

iridotomy – a small hole created in the iris, usually made with a YAG laser. Prior to implantation of some Visian ICL models a YAG peripheral iridotomy is made in an obtrusive area at the periphery of the iris to ensure continued fluid flow in the eye after implantation. The Visian V4c model has a central port for fluid flow, which eliminates the need for an iridotomy or iridectomy.

AquaPORT™ - a proprietary port in the center of the ICL optic of a size determined to optimize the flow of fluid within the eye without affecting quality of vision.

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

monovision– a strategy for treating presbyopia where one eye – usually the dominant one – is corrected for distance vision and the other is corrected for near vision. This treatment method, which has been used with contact lenses and LASIK and with IOLs in cataract patients, depends on the patient’s neural visual system adapting to fuse the differing information into a continuous visual field from near to far. Because of the significant disparity between the correction of the two eyes – usually 1.5D to 2.OD – depth perception and contrast sensitivity are somewhat compromised by monovision and some patients cannot tolerate it at all.

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

Preloaded Injector - a silicone or acrylic IOL packaged and shipped in a pre-sterilized, disposable injector. This differs from the conventional method of packaging IOLs, which requires the surgeon or an assistant to manually load each lens into an injector before surgery.

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

TICL – an acronym for “Toric implantable Collamer lens,” a variant of the ICL that corrects astigmatism as well as myopia or hyperopia.

Visian – STAAR’s brand name for its family of posterior chamber phakic intraocular lenses, including the Visian ICL, Visian TICL and Visian HICL.

YAG – an acronym for yttrium-aluminum-garnet, a mineral crystal. Lasers using neodymium-doped yttrium aluminium garnet crystals (Nd:YAG) generate a high-energy beam that can be used in a number of ophthalmic procedures, including creating iridotomies before implantation of some models of the Visian ICL.

Item 1A.  Risk Factors

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully the following risk factors, in addition to other information contained in this report. This Annual Report on Form 10-K contains forward-looking statements, which are subject to a variety of risks and uncertainties. We have identified below the known, significant risk factors that could affect our business and affect the expectations reflected in our forward-looking statements.

Risks Related to Our Business

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

Based on the results of regularly scheduled inspections of the Nidau, Switzerland facility between June 2 and June 5, 2009 and of the Monrovia, California facility on January 25, 2012, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations However, past q uality system deficiencies observed at STAAR have led to FDA Warning Letters and delays in product approvals until we resolved agency concerns. Past deficiencies in clinical study procedures, practices and documentation related to the TICL led the FDA to place an integrity hold on the TICL application in August 2007, which was lifted in July 2009.

STAAR’s ability to continue its U.S. business depends on the continuous improvement of its quality systems and constant vigilance in its compliance with FDA regulations. Accordingly, for the foreseeable future STAAR’s management expects to continue to devote significant resources and attention to those efforts. STAAR cannot ensure that its efforts will be successful. Any failure to demonstrate substantial compliance with FDA regulations can result in enforcement actions that terminate, suspend or severely restrict our ability to continue manufacturing and selling medical devices. Please see the related risks discussed under the headings “We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products” and “We are subject to federal and state regulatory investigations.”

FDA approval of the Toric ICL, which could have a significant U.S. market, has been considerably delayed.

An important part of STAAR’s Visian ICL product portfolio is the Toric ICL, or TICL, a variant of the ICL that corrects both astigmatism and myopia in a single lens and that is currently marketed outside the U.S. STAAR believes the TICL has a significant potential market in the U.S. and could accelerate growth of the overall refractive product line. STAAR submitted a supplemental PMA for the TICL in April 2006, which remains subject to FDA review and a number of pending questions under discussion with the agency. Without the Toric ICL the Visian product line is not likely to reach its full market potential in the U.S., and STAAR cannot predict when or if the FDA will approve it.

The global nature of our business may result in fluctuations and declines in our sales and profits.

Our products are sold in approximately 60 countries. Sales from international operations make up a significant portion of our total sales. For the fiscal year ended December 30, 2011, sales from international operations were 78% of our total sales. The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our sales and expenses are incurred in a different currency from the local currency. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc. The exchange rates between these and other local currencies and the U.S. dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions.

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

We depend on key employees.

We depend on the continued service of our senior management and other key employees. The loss of a key employee could hurt our business. We could be particularly hurt if any key employee or employees went to work for competitors. Our future success depends on our ability to identify, attract, train, motivate and retain other highly skilled personnel. Failure to do so may adversely affect our results. We do not maintain insurance policies to cover the cost of replacing the services of any of our key employees who may unexpectedly die or become disabled.

We have a history of losses that could continue in the future.

During 2011 STAAR achieved net income from continuing operations after reporting losses for more than ten years. STAAR has just crossed the threshold of profitability, and sustained profitability remains vulnerable to the competitive nature of our industry and the other risks to our business detailed below. We have an accumulated deficit of $130.7 million as of December 30, 2011.

We rely on depend on independent distributors in international markets.

Except for North America and Japan, STAAR sells its products through independent distributors who are generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose customers who have been dealing with that distributor. Because we do not have local staff in most of the areas covered by independent distributors, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors that are beyond our control could result in flat or declining sales in that territory, harm to the reputation of our company or its products, or legal liability.

The success of our international operations depends on our successfully managing our foreign subsidiaries.

We conduct most of our international business through wholly owned subsidiaries. Managing distant subsidiaries and fully integrating them into STAAR’s business is challenging. While STAAR seeks to integrate its foreign subsidiaries fully into its operations, direct supervision of every aspect of their operations is impossible, and as a result STAAR relies on its local managers and staff. Cultural factors, language differences and the local legal climate can result in misunderstandings among internationally dispersed personnel, and increase the risk of failing to meet U.S. and foreign legal requirements, including with respect to the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act. These risks increased after we completed the acquisition of STAAR Japan Inc. and remain significant. The risk that unauthorized conduct may go undetected will always be greater in foreign subsidiaries.

Non-compliance with anti-corruption laws could lead to penalties or harm our reputation.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm our reputation and business. Our reliance on foreign subsidiaries and independent distributors demands a high degree of vigilance in maintaining our policy against participation in corrupt activity. In many of our markets outside the U.S., doctors and hospital administrators may be deemed government officials. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such individuals.

Unfavorable economic conditions hurt sales of our refractive products.

Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Laser refractive surgery experienced a significant decrease in demand globally with the recession that began in mid-2008, and has not fully recovered. While Visian ICL sales have continued to grow globally, STAAR believes that negative economic conditions have slowed growth, especially in the U.S. Economic stagnation, lack of consumer confidence or new recessions in any of our key markets could further slow Visian ICL sales growth or, if severe, cause declines in sales. Because the Visian ICL is STAAR’s fastest growing and highest gross margin product, restricted growth or a decline in its sales could materially harm STAAR’s business.

Negative publicity concerning complications of laser eye surgery could reduce the demand for our refractive products as well.

Negative publicity about laser eye surgery has appeared in the U.S. and some other refractive surgery markets. On April 25, 2008, the FDA Ophthalmic Devices Panel held a public meeting to discuss reports of medical complications and customer satisfaction following refractive surgery. The resulting publicity broadened public awareness of the potential complications of refractive surgery and potential patient dissatisfaction, in particular as a result of LASIK and other corneal laser-based procedures. In May 2009 the FDA issued a cautionary letter to surgeons regarding promotion and advertising of lasers used in refractive surgery. In October 2009 the FDA, in collaboration with the National Eye Institute and the U.S. Department of Defense, began a major study on the quality of life for patients after LASIK surgery, which is to be concluded in 2012. The results of this study could amplify concerns about complications of laser refractive surgery. While these concerns could encourage patients and doctors to select the Visian ICL as an alternative, they could also decrease patient interest in all refractive surgery, including Visian ICL. Depending on the nature and severity of future negative publicity about refractive surgery, the growth of ICL sales in the U.S. could be limited or sales could decline as a result. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome.

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

Our manufacturing consolidation plan exposes us to risk.

Transferring the manufacturing of medical devices is more expensive, time-consuming and risky than similar transfers in less regulated industries. In our major markets, regulatory approval to sell our products is generally limited to the current manufacturing site, and changing the site will require applications to and approval from regulatory bodies prior to commercialization. To satisfy our own quality standards as well as regulations, we must follow strict protocols to confirm that products made at a new site are equivalent to those made at the currently approved site. Even minor changes in equipment, supplies or processes require validation. While STAAR has placed a priority on maintaining the continuity and quality of its product supply, unanticipated delays or difficulties in the transfer process could interrupt our supply of products. Any sustained interruption in supply could cause us to lose market share and harm our business.

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

We have accumulated approximately $121.1 million of U.S. federal tax net operating loss carryforwards as of December 30, 2011, which can be used to offset taxable income in future quarters if our U.S. operations become profitable. If unused, these tax loss carryforwards will begin to expire between 2020 and 2031. Although we currently generate profits on a consolidated basis, those profits are generated outside the U.S. and are subject to relatively high income taxes that we cannot offset with U.S. loss carryforwards. As part of our global consolidation strategy we plan to locate our profit generating activities in the U.S., but unexpected changes in tax laws or delays and complications in our consolidation efforts could prevent us from realizing the benefits of this tax strategy. Moreover, under the current tax laws, if we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of these tax loss carryforwards even if our U.S. operations generate significant profits.

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

We depend on the continuing operation of our manufacturing facilities in California, Japan and Switzerland, which have little redundancy or overlap among their activities. Our facilities could suffer catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters. Our California and Japanese facilities are in areas where earthquakes could cause catastrophic loss. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. We plan to consolidate all of our manufacturing to our Monrovia, California facility, which will increase our exposure to a disaster that occurs in that area. Our insurance for property damage and business interruption may not be sufficient to cover any particular loss. We do not carry insurance or reserve funds for interruptions or potential losses arising from earthquakes or terrorism.

Our defined benefit pension plans are currently underfunded and we may be subject to significant increases in pension benefit obligations under those pension plans.

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries. Both plans are underfunded and may require significant cash payments. During 2011, we contributed $275,000 to our Swiss Plan, and although we did not contribute to our Japan Plan, we made benefit payment of $38,000.

Beginning October 1, 2009, as part of the Amendment of the Japan Plan discussed in Note 13 to the consolidated financial statements included in this report, STAAR Japan has maintained and administered the Japan Plan, including paying the pension benefits as they are due solely from its continuing operations. STAAR Japan is not required to make any contributions to the Japan Plan in order to meet future pension benefit obligations, and does not expect to do so. As a result, STAAR Japan has no plan assets now and does not expect to have any in the future.

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

Our pension plans in the aggregate are underfunded by approximately $2.8 million ($1.1 million for the Japan Plan and $1.7 million for the Swiss Plan) as of December 30, 2011.

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

We manufacture all of our products at our facilities in California, Switzerland, and Japan. Most of our products are approved for manufacturing only at one of these sites. Before we can use a second manufacturing site for an implantable device we must obtain the approval of regulatory authorities. Because this process is expensive we have generally not sought approvals needed to manufacture at an additional site. If a natural disaster, fire, or other serious business interruption struck one of our manufacturing facilities, it could take a significant amount of time to validate a second site and replace lost product. We could lose customers to competitors, thereby reducing sales, profitability and market share. While our insurance covers lost revenue resulting from business interruption for a number of causes, if we have no product supplies for an extended period we could suffer an unrecoverable loss of market share. We do not have insurance coverage for revenue lost in a business interruption following an earthquake. Once completed, our manufacturing consolidation plan could increase the risk of harm to our business from a natural disaster in California.

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

The accounting rules applicable to public companies like STAAR are subject to frequent revision. Future changes in accounting standards could require us to change the way we calculate income, expense or balance sheet data, which could significantly change our reported results of operations or financial condition.

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

We spent about 9.3% of our sales on research and development during the fiscal year ended December 30, 2011, and we expect to spend similar amounts for this purpose in future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. Any of the products currently under development may fail to become commercially successful.

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

Competing in the ophthalmic products industry requires us to introduce new or improved products and processes continuously, and to submit these to the FDA and other regulatory bodies for approval. Obtaining approval can be a long and expensive process, and approval is never certain. In addition, our operations are subject to periodic inspection by the FDA and international regulators. An unfavorable outcome in an FDA inspection may result in the FDA ordering changes in our business practices or taking other enforcement action, which could be costly and severely harm our business.

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

Our Certificate of Incorporation empowers the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. These provisions give the Board of Directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock. Our bylaws contain other provisions that could have an anti-takeover effect, including the following:

•	stockholders have limited ability to remove directors;

•	stockholders cannot act by written consent;

•	stockholders cannot call a special meeting of stockholders;

•	the above limitations on stockholder action can be changed only by a 66-2/3% supermajority vote of stockholders; and

•	stockholders must give advance notice to nominate directors.

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

Our Board of Directors could issue additional shares of common or preferred stock to raise additional capital or for other corporate purposes without stockholder approval. In addition, the Board of Directors could designate and sell a class of preferred stock with preferential rights over the common stock with respect to dividends or other distributions. Also, STAAR has filed a universal “shelf registration statement” with the Securities and Exchange Commission. The shelf registration statement covers the future public offering and sale of up to $75 million in equity or debt securities or any combination of such securities. While STAAR currently has no plans to issue any securities under the shelf registration, sales of common or preferred stock under the shelf registration or in other transactions could dilute the interest of existing stockholders and reduce the market price of our common stock. Even in the absence of such sales, the perception among investors that additional sales of equity securities may take place could reduce the market price of our common stock.

The market price of our common stock is likely to be volatile.

Our stock price has fluctuated widely. It ranged from $4.48 to $11.50 per share during the year ended December 30, 2011 and was $11.00 on March 2, 2012. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

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

Item 4.  Mine Safety Disclosure

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market (Nasdaq) under the symbol “STAA.” The following table sets forth the high and low per share sale prices of our common stock as reported by Nasdaq.

Period	High	Low
Year ended December 30, 2011
Fourth Quarter	$11.50	$7.20
Third Quarter	8.50	4.48
Second Quarter	5.92	4.56
First Quarter	6.41	5.05
Year ended December 31, 2010
Fourth Quarter	$6.28	$4.89
Third Quarter	6.74	4.20
Second Quarter	5.98	3.56
First Quarter	3.97	3.00

Holders

As of March 2, 2012, there were approximately 462 record holders of our Common Stock.

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

The following graph shows a comparison from December 29, 2006 through December 30, 2011 of the total performance of the following:

•	STAAR Surgical Company;

•	The Nasdaq Stock Market;

•	a peer group we have selected consisting of 12 companies within our industry or closely related industries: Anika Therapeutics (ANIK); Cutera Inc. (CUTR); Cynosure Inc. (CYNO); Integra LifeSciences Holdings Corp. (IART); Iridex Corp. (IRIX); LCA Vision Inc. (LCAV); Merit Medical Systems, Inc. (MMSI); Palomar Medical Technologies Inc. (PMTI); Solta Medical Inc. (SLTM); Synergetics USA Inc. (SURG); Syneron Medical Ltd. (ELOS); and Volcano Corporation (VOLC); and

•	publicly traded companies that have been classified within Standard Industrial Classification (SIC) Codes 3841-3851 (Surgical, Medical, Dental instruments and Supplies and Ophthalmic Goods).

In 2011, STAAR’s Board of Directors selected a peer group of public companies to be used as a benchmark to measure the Company’s performance and to provide comparisons for compensation decisions. For the peer index in its last Annual Report on Form 10-K, STAAR had used public companies classified within SIC Codes 3841-3851. STAAR believes that because the new peer group more closely reflects STAAR’s industry, size and business model it provides a better frame of reference to measure STAAR’s performance, and that it provides more useful information to both management and investors. During this year of transition, the graph continues to show a performance line for the previously used SIC-code-based group along with the performance line for the newly selected peer index

Returns in the graph below reflect historical results; we do not intend to suggest they predict future performance. The data assumes $100 was invested on December 29, 2006 in STAAR common stock and in each of the composite indices, and that dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for:	12/2006	12/2007	1/2009	1/2010	12/2010	12/2011
STAAR Surgical Company	100.00	37.09	34.38	44.22	87.02	149.64
The Nasdaq Stock Market (US and Foreign Companies)	100.00	111.47	68.60	96.33	113.94	112.98
Peer Group	100.00	70.49	52.28	58.43	73.19	63.25
NASDAQ SIC 3841-3851 (Surgical, Medical, Dental Instruments and Supplies and Ophthalmic Goods)	100.00	110.43	75.75	98.13	100.77	97.45

Notes:

            A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

            B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

            C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

            D. The index level for all series was set to $100.0 on December 29, 2006.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended December 30, 2011, December 31, 2010, January 1, 2010, January 2, 2009, and December 28, 2007. The selected consolidated statement of operations data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at December 30, 2011 and December 31, 2010, are derived from our consolidated financial statements, which have been audited by BDO USA, LLP, our independent registered public accounting firm, as indicated in their report included in this Annual Report. The selected consolidated statement of operations data set forth below for each of the two fiscal years in the periods ended January 2, 2009 and December 28, 2007 and the consolidated balance sheet data set forth below at January 1, 2010, January 2, 2009, and December 28, 2007 are derived from audited consolidated financial statements of the Company not included in this Annual Report. We have adjusted all prior periods presented to account for Domilens Gmbh divestiture on March 2, 2010 and present Domilens as a discontinued operation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, and the Notes thereto, included in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010	January 2, 2009	December 28, 2007
	(In thousands except per share data)
Statement of Operations
Net sales	$62,765	$54,958	$51,060	$49,770	$35,632
Cost of sales	20,396	19,882	19,737	20,688	16,176
Gross profit	42,369	35,076	31,323	29,082	19,456

General and administrative	14,932	14,778	15,009	15,730	12,309
Marketing and selling	17,726	17,176	15,300	18,472	15,868
Research and development	5,868	5,724	5,893	7,938	6,711
Other general and administrative expenses	1,060	—	—	9,773	—
Operating income (loss)	2,783	(2,602)	(4,879)	(22,831)	(15,432)
Total other expense, net	(79)	(1,079)	(869)	(1,044)	(917)
Income (loss) before income taxes	2,704	(3,681)	(5,748)	(23,875)	(16,349)
Income tax provision	1,356	432	1,154	975	883
Income (loss) from continuing operations	1,348	(4,113)	(6,902)	(24,850)	(17,232)
Income from discontinued operations, net of income taxes	—	4,166	702	1,655	1,233
Net income (loss)	$1,348	$53	$(6,200)	$(23,195)	$(15,999)
Income (loss) per share from continuing operations – basic	$0.04	$(0.12)	$(0.21)	$(0.84)	$(0.61)
Income (loss) per share from continuing operations – diluted	$0.04	$(0.12)	$(0.21)	$(0.84)	$(0.61)
Income per share from discontinued operations, basic and diluted	$—	$0.12	$0.02	$0.05	$0.04
Net income (loss) per share – basic	$0.04	$(0.00)	$(0.19)	$(0.79)	$(0.57)
Net income (loss) per share – diluted	$0.04	$(0.00)	$(0.19)	$(0.79)	$(0.57)

Weighted average shares outstanding-basic	35,434	34,825	32,498	29,474	28,121
Weighted average shares outstanding –diluted	36,878	34,825	32,498	29,474	28,121

Balance Sheet Data
Working capital	$24,638	$16,539	$13,466	$10,807	$21,006
Total assets	49,006	40,585	58,681	52,582	54,179
Long-term notes payable, net of discount	—	—	— *	4,414	4,166
Other long-term liabilities	5,532	4,711	3,887	3,910	2,500
Stockholders’ equity	29,458	22,427	21,070	16,027	36,225

________________
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

Performance Against 2011 Key Operational Metrics

Two principal strategic goals guided STAAR’s key operational metrics in 2011: to achieve and maintain profitability and to lay the groundwork for further growth. In pursuit of these goals, STAAR aligned its business initiatives during 2011 along four key operational metrics that it used to gauge its success during the year. Based on performance in excess of targets during the second quarter, STAAR increased the targets for three of the four metrics, and in final form they are as follows:

•	Increase total revenue by double digits.
•	Grow Visian ICL and TICL sales by 30%.
•	Continuously increase gross profit margin each quarter to achieve a level of 66.5% for the full year.
•	Achieve profitability in all four quarters of 2011.

 As detailed below, STAAR satisfied all four of the metrics during 2011.

Increase total revenue by double digits. By placing less emphasis on less profitable non-core products, STAAR has both increased its revenue and increased the portion of its revenue derived from h igher value core products. STAAR set a target of double digit growth in total revenue during 2011. STAAR achieved 13.9% growth in the fourth quarter of 2011 and 14.2% growth for the year.

Grow Visian ICL and TICL sales by 30%. STAAR achieved 37% growth rate in Visian ICL and TICL sales in the fourth quarter of 2011 and a 32% growth rate for the year. We have been pursuing the goal of increased ICL and TICL sales by identifying the top ten markets and concentrating our sales and marketing efforts on increasing our market share in those regions. Growth rates in the top ten markets on which we currently focus were 45% for the fourth quarter and 35% for the year. STAAR launched its new Visian V4c with CentraFLOW™ technology in the countries covered by the CE Mark late in the fourth quarter of 2011. U.S. ICL sales have continued a trend of relatively slow growth seen over the last two years, growing at 2% for the year. Early in 2011 we had set an original goal to increase Visian ICL and TICL sales by 25%; we increased the goal after exceeding the target level in the second quarter. Because Visian products are used in elective surgery, the rate of sales growth depends on continued improvement in global economic conditions. We discuss recent trends in Visian sales in greater detail below under the heading Visian ICL and TICL sales.

Continuously expand gross profit margin each quarter to achieve a level of 66.5% for the full year. STAAR’s gross profit margin was 69.8% in the fourth quarter and 67.5% for the year. The biggest factor in the improving margins has been the change in our product mix. Visian products yield a significantly higher profit margin than IOLs. And among IOLs, STAAR has increased average selling prices by emphasizing sales of its higher value IOLs, such as nanoFLEX and our Toric IOL. Preloaded IOL sales in some territories, especially Japan, have historically yielded good profit margins and their sales increased 5% during 2011. Since 2009 STAAR has de-emphasized lower margin sales of non-IOL, non-ICL products. Based on performance in the first half of 2011, STAAR raised its gross profit margin target to 66.5% for the full year from an initial target of 66% at year end. STAAR believes it can continue to improve its profit margins through further emphasis on high value products, through cost reductions from its manufacturing consolidation plan, and potentially through economies of scale if unit volumes of higher value products increase.

Achieve profitability in all four quarters of 2011. STAAR achieved net earnings of $1.3 million in 2011, or $0.04 per share. In the fourth quarter STAAR achieved net earnings of $0.1 million, or $0.00 per share. STAAR’s achievement of net earnings of $0.3 million in the first quarter of 2011 marked the first quarter since 1999 during which the company reported net income from continuing operations. Based on first and second quarter results, STAAR increased this metric from an original target of profitability in three of four quarters, and targeted profits during each quarter of the year. We caution that STAAR has just crossed the threshold of profitability, and sustained profitability remains vulnerable to the competitive nature of our industry and to the risk factors described in our Annual Report on Form 10-K.

Other Highlights

Global Visian ICL and TICL Sales

STAAR continues to focus its Visian marketing and sales efforts in the top ten refractive markets, based on the success of this strategy from 2009 through 2011. These markets include the U.S., Japan, Korea, China, India, Spain, Middle East, Germany, U.K., and Latin America.

Since 2009, STAAR has experienced a breakthrough in market penetration in Korea, where it believes implants of Visian products have reached approximately 13.4% of the total volume of refractive surgery procedures. Revenues from sales of Visian ICL products in Korea increased 54% in the fourth quarter and 34% for the year. Because of the rapid growth of Visian ICL sales and market share in Korea, STAAR is using Korea as a model of best practices for marketing that may serve to significantly increase market share in other key territories. Other territories where Visian products experienced significant growth in 2011 over prior year were China, Japan, Germany, the Middle East and India.

In September 2011, STAAR launched the V4c model of the Visian ICL with CentraFLOW technology in countries that recognize the CE Mark. The CentraFLOW technology uses a proprietary port in the center of the ICL optic of a size determined to optimize the flow of fluid within the eye, and eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant or a surgical iridotomy at time of implant. By simplifying the procedure and increasing patient comfort, the V4c makes the superior visual outcomes of the Visian ICL available through a surgical implantation experience closer to LASIK, which should attract new surgeons and patients to the product. Uptake of the new product exceeded STAAR’s expectations in the fourth quarter of 2011, as approximately 25% of the Visian ICL and TICL sales volume in Europe transitioned to V4c.  STAAR expects its customers’ enthusiasm for the simplified V4c procedure to drive increased Visian ICL sales in 2012.

The launch of V4c follows the September 2010 introduction of the V4b model, which offers an expanded range of correction, in territories that recognize the CE Mark. The expanded range includes ICLs with lower levels of myopia correction in quarter-diopter increments, Toric hyperopic ICLs to treat astigmatism and far-sightedness, and Toric ICLs in the low to zero range of myopia to treat patients primarily affected by astigmatism. These product line extensions more than double the number of patients who could benefit from Visian products in Europe and other territories that accept the CE Mark. In 2011, approximately 7% of the V4b sales in the markets where it has been available were in the new expanded treatment range.

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

In some key markets of the Asia Pacific region STAAR has not yet introduced the V4b. STAAR is seeking approval of the V4c and plans to move directly to that model as quickly as regulatory timelines allow.

STAAR received approval to sell the TICL in Japan on November 24, 2011. Current approvals in Japan cover the V4 models of ICL and TICL. STAAR will seek approval for the V4c as well. STAAR is seeking approval of the TICL in U.S., the only remaining significant Visian market where approval has not been issued.

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

In May 2011 STAAR received approval to market the Visian model V4 ICL in Brazil. This approval helped to drive STAAR’s decision to target the Latin American market for Visian ICL growth, and we have added sales and marketing resources in the region to capitalize on the new opportunity. In addition, STAAR is working to expand regulatory approvals in the market.

We consider Visian ICL sales growth in the U.S. market important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

U.S. sales of ICLs increased by 15.8% in the fourth quarter and 1.5% for the year, compared to prior year. Sales in the private sector continued to increase, up by 24.2% in the quarter and were up 12.8% for the year. Sales to the military declined by 31.3% in the quarter bringing the year to date decline to 35.8%. Military sales accounted for 14.7% of total US ICL sales during 2011, compared to 23.3% in 2010.  STAAR believes the increase in private sector sales resulted from its efforts to drive greater adoption and increased usage of the lower diopter range among its existing customer base.  If the economy continues to improve, and overall refractive procedures volume increases, STAAR could see further growth in private sector ICL sales in the U.S.

Beginning the fourth quarter of 2010 STAAR has been testing direct-to-consumer advertising initiatives online and has used conventional direct-to-consumer media to test a campaign in selected markets. This activity seeks to increase potential refractive patient visits and to encourage patients to inquire specifically about the Visian ICL by distinguishing it from other refractive treatments. The current materials for the campaign are a series of humorous videos contrasting the Visian ICL with LASIK, eyeglasses and contact lenses. The videos highlight certain benefits of the ICL over other treatments, including clarity of vision, absence of surgically induced dry eye, removability and ultraviolet protection. STAAR is assessing the data obtained to date to determine whether, and in what form, to launch a broader direct-to-consumer campaign

Additionally, STAAR has begun efforts to increase the visibility of the Visian ICL technology on social network sites. Contestants developed videos in which they tried to convince voters why they needed a free Visian ICL procedure. STAAR worked with nine ophthalmic practices across the U.S., and five winners were determined based on consumer voting on the network. In most cases the winners’ Visian ICL procedures attracted favorable local media attention. During the October 2011 American Academy of Ophthalmology meeting, STAAR offered online marketing consulting for key practices to support their viral efforts around the Visian ICL technology. STAAR has decided to expand its social networking department in 2012 in order to more effectively drive consumer testimonials and respond to consumer questions.

Global IOL Sales.

STAAR pioneered the development of folding lenses for use in cataract surgery, and IOLs continue to represent approximately 44% of STAAR’s business. Sales of IOLs during the three months and year ended December 30, 2011 were $6.8 million and $27.5 million, compared to $7.1 million and $27.5 million for the same periods in the prior year.

In September 2011, STAAR launched its nanoFLEX Collamer Single Piece IOL which can be injected through a 2.2 mm incision with the nanoPOINT™ Injector System, in the territories that recognize the CE Mark. STAAR received CE Mark approval to market its nanoFLEX toric IOL in November 2011, and expects to begin marketing the lens during the first half of 2012. nanoFLEX is STAAR’s largest selling IOL product in U.S. markets and STAAR believes the lens can receive broad commercial acceptance outside the U.S. STAAR hopes that the biocompatibility and outstanding optical properties of Collamer, with which surgeons have become acquainted through the ICL, will build interest in the nanoFLEX IOL worldwide. Availability of the toric version of the lens, which corrects pre-existing astigmatism at the time of cataract surgery, is expected to increase interest in the nanoFLEX technology. STAAR’s Collamer Accommodating Study Team (CAST) has reported promising assessments regarding initial intermediate and near vision results with the nanoFLEX lens. These properties of nanoFLEX may also spur interest in the lens in new markets, especially among surgeons seeking an IOL for monovision treatment.

STAAR has marketed its silicone toric IOL since 1998 and believes that the addition of the nanoFLEX toric will make the product line more competitive with acrylic toric IOLs now in the market. Among other things, the nanoFLEX toric features an aspheric optic, and we believe the bioadhesive nature of the Collamer material will provide excellent rotational stability, a key characteristic for toric lenses.

Among STAAR’s initiatives to grow its IOL business are the following:

•	we plan to seek further approvals for the nanoFLEX and nanoFLEX Toric in an effort to build a global product franchise for Collamer IOLs;
•	a new version of the hydrophobic acrylic Preloaded Injector, featuring the popular single-piece IOL format, received CE Mark approval in May 2011, and STAAR plans to introduce it into international markets in 2012;
•	we plan to introduce a preloaded injector for the nanoFLEX and nanoFLEX toric;
•	we have recently seen renewed interest in our silicone Toric IOL among U.S. surgeons and are ramping up marketing efforts for the lens; and
•	we are seeking approval to introduce the silicone Preloaded Injector in the U.S. market to enhance our U.S. IOL offering and help STAAR maintain or increase its market share in the hospital-based segment;
•	we are researching accommodating and/or multifocal designs that exploit the unique optical properties of the Collamer material.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

Manufacturing Consolidation Project and Tax Strategy. During 2011 STAAR devoted significant resources to two initiatives: a project to consolidate global manufacturing, and development of a strategy to optimize our global organization for tax purposes. The goal of both of these strategies is to continue our improvement in gross profit margin by reducing costs and to position the company for future growth.

STAAR currently manufactures its products in four facilities worldwide. It has developed a plan to methodically consolidate its manufacturing in a single site at its Monrovia, California location by the end of 2013, which is expected subsequently to yield significant savings in cost of goods and to lower our global administrative and regulatory costs.

In addition, as STAAR’s profitability grows, its liability for income taxes in various jurisdictions has also increased. STAAR has developed a strategy to minimize its future tax liabilities as its business grows. Among other things, STAAR seeks to utilize the approximately $121.1 million in net operating losses that it has accumulated in the U.S.

In connection with its Centers of Excellence project in 2009 and 2010, STAAR successfully transferred manufacturing of some of its products; STAAR believes this experience will be helpful in undertaking the more ambitious transfers involved in the manufacturing consolidation project.

STAAR expects these initiatives to cost approximately $6 million over a three-year period, of which it spent approximately $1.1 million during 2011. Expenditures to date have largely consisted of professional fees to advisors and consultants and accruals for asset retirement obligations. Additionally, we expect to spend approximately $2.4 million in capital expenditures to consolidate our manufacturing.

However, we cannot assure that we will achieve the expected benefits of these initiatives. Among other things, costs could exceed current estimates, product manufacturing transfers can result in delays or supply interruptions, changes in tax laws could reduce or eliminate expected benefits of some or our tax strategies, and future profit margins can be affected by a variety of factors unrelated to our level of manufacturing efficiency.

Effect of Earthquake on Japan Operations. On March 11, 2011, a 9.0 magnitude earthquake struck northeastern Japan, followed by a tsunami that devastated the region’s coastal communities. STAAR Japan’s staff and their immediate families suffered no serious injuries. STAAR’s manufacturing facilities in Ichikawa City, Chiba Prefecture, suffered only minor damage and resumed operations on Wednesday, March 16, 2011. Despite the disaster, STAAR Japan’s revenues and its domestic IOL and ICL business have continued to grow; revenues in 2011 were 7% higher than prior year. Nevertheless, widespread disruptions in the Japanese economy and infrastructure may have slowed the rate of growth in STAAR Japan’s recently launched ICL business, and that effect may continue until recovery is complete.

Backlog. The ICL is manufactured to precisely address refractive prescriptions across a broad range of correction, resulting in a large number of Stock Keeping Units (SKUs). The challenge of maintaining inventory in all models, combined with rapidly increasing global demand for the ICL, can result in a backlog in customer orders. While the dollar amount of backlog orders is not currently significant in relation to our total annual sales, unexpectedly large orders for ICLs could increase our backlog. STAAR believes it has sufficient capacity to ramp up production levels to meet demand and that any backlogs will be temporary. However, delays in filling orders can result in lost sales if alternative refractive treatments are available to the patient. Because Toric ICLs treat an even greater variety of refractive errors and at times must be custom made for the patient, they are accustomed to a special order procedure and do not expect immediate delivery of Toric ICLs from inventory.

Status of U.S. TICL Submission. STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement. In August 2007, following negative inspectional observations and a Warning Letter from FDA’s Division of Bioresearch Monitoring (“BIMO”), the FDA Office of Device Evaluation placed an integrity hold on STAAR’s TICL application. Over a two-year period STAAR took a number of corrective actions to address BIMO’s concerns and to remove the integrity hold, including engaging an independent third party to conduct a 100% audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application. On July 21, 2009, the FDA notified STAAR that as a result of STAAR’s corrective actions the FDA had removed the integrity hold on our application for approval of the TICL, and would resume its consideration of the application. During August and September 2009, the agency and STAAR resolved a number of questions related to the TICL supplement in an interactive process. On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions. On August 2, 2010 we responded to the FDA’s deficiency letter. Since that response, STAAR has been in dialogue with the agency, working interactively to resolve a series of follow-up questions. On April 22, 2011, STAAR responded to the most recent questions from the agency, which concerned the basis for an increase in the number of reported patient follow-up visits following the independent third party audit of the clinical data, and has responded to additional follow-up questions after that date. On November 29, 2011 STAAR received a letter from FDA further questioning the clinical data, specifically the inclusion of patient data that was obtained outside the study windows, requesting additional information on the lens design and a validation report for the Toric ICL power calculation software. STAAR has sent a preliminary response seeking clarification of the FDA’s position on the study cohort. STAAR cannot predict when, or if, the FDA may grant approval of the Visian Toric ICL.

Medical Device Regulatory Compliance, Clinical Oversight and TICL Approval.

As discussed above under the caption “Business — Regulatory Matters,” STAAR’s ability to develop, manufacture and distribute its products depends heavily on maintaining good standing with the FDA and other regulatory agencies. Based, in part, on the results of the FDA inspections of STAAR’s California facilities in 2012 and 2010 and STAAR’s Nidau, Switzerland facility in 2009, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations. STAAR has invested significant resources in maintaining regulatory compliance and expects to continue to do so in the future.

Financing Strategy

STAAR reported net income in 2011 for the first time after more than ten years of reporting losses. Similarly, STAAR began generating cash from operations in 2009 after six consecutive years when our cash requirements exceeded the level of cash generated by operations. During those earlier periods STAAR has raised additional funds to support operations through sales of equity and debt securities. However, as cash flow improved in recent quarters, STAAR has avoided further financings and has operated exclusively on self-generated cash. As of December 30, 2011, STAAR has $16.7 million in cash and cash equivalents.

STAAR believes its cash reserves, along with additional cash generated by operations, are sufficient to continue operations and to meet working capital needs for the foreseeable future. STAAR’s need for working capital will depend in part on its degree of success in achieving and maintaining positive cash flow and earnings through the strategies described above under the caption “Strategy.” If STAAR should need financing in the future, it cannot assure that such financing will be available on acceptable terms, if at all. STAAR’s Japanese and Swiss subsidiaries have bank lines of credit in place for working capital purposes, but STAAR does not maintain such a credit line in the U.S.

In August 2011, STAAR filed a universal “shelf registration statement” with the Securities and Exchange Commission. The shelf registration statement covers the future public offering and sale of up to $75 million in equity or debt securities or any combination of such securities. STAAR currently has no plans to issue any securities under the shelf registration statement. Among the purposes for which STAAR could use the proceeds of securities sold in the future under the shelf registration statement are working capital, capital expenditures, expansion of sales and marketing, and continuing research and development. STAAR could also use a portion of the net proceeds to acquire or invest in businesses, assets, products and technologies that are complementary to our own, although we are not currently contemplating or negotiating any such acquisitions or investments. The availability of financing in the public capital markets through the shelf registration statement depends on a number of factors in place at the time of financing, including the strength of STAAR’s business performance, general economic conditions and investment climate, and investor perceptions of those factors. If STAAR seeks financing under the shelf registration statement in the future, we cannot assure that such financing will be available on favorable terms, if at all.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s consolidated statement of operations for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales			Percentage Change
	December 30, 2011	December 31, 2010	January 1, 2010	2011 vs. 2010	2010 vs. 2009
Net sales	100.0%	100.0%	100.0%	14.2%	7.6%
Cost of sales	32.5%	36.2%	38.7%	2.6%	0.7%
Gross profit	67.5%	63.8%	61.3%	20.8%	12.0%
General and administrative	23.8%	26.9%	29.4%	6.1%	(7.7)%
Marketing and selling	28.2%	31.3%	30.0%	3.2%	12.3%
Research and development	9.3%	10.4%	11.5%	2.5%	(2.9)%
Other general and administrative expenses	1.7%	—	—	—	— *
Operating income (loss)	4.4%	(4.7)%	(9.6)%	— *	(46.7)%
Total other expense, net	(0.1)%	(2.0)%	(1.7)%	(92.7)%	24.2%
Income (loss) before income taxes	4.3%	(6.7)%	(11.3)%	— *	(36.0)%
Provision for income taxes	2.2%	0.8%	2.3%	— *	(62.6)%
Income (loss) from continuing operations	2.1%	(7.5)%	(13.6)%	— *	(40.4)%
Income from discontinued operations, net of income taxes	0.0%	7.6%	1.4%	— *	— *
Net income (loss)	2.1%	0.1%	(12.2)%	— *	— *

*  Denotes change is greater than 100%

The following table presents our net sales, by product, for the fiscal years presented (dollars in thousands):

	% of Total	2011	% of Total	2010	% of Total	2009
IOL	43.9%	$27,547	50.1%	$27,550	51.5%	$26,299
ICL	51.1%	32,074	44.2%	24,300	41.2%	21,046
Core Product Sales	95.0%	59,621	94.3%	51,850	92.7%	47,345
Other	5.0%	3,144	5.7%	3,108	7.3%	3,715
Total Sales	100.0%	$62,765	100.0%	$54,958	100.0%	$51,060

Net sales for 2011 were $62.8 million, a 14.2% increase over the $55.0 million reported in fiscal 2010. The increase in net sales was due to 15% increase in our core product sales (IOL and ICL). Core products represented 95.0% and 94.3% of the Company’s total sales in fiscal year 2011 and 2010, respectively. Changes in foreign currency favorably impacted our net sales in 2011 by $1.7 million.

Net sales for 2010 were $55.0 million, a 7.6% increase over the $51.1 million reported in fiscal 2009. The increase in net sales was due to 10% increase in our core product sales (IOL and ICL). Core products represented 94.3% and 92.7% of the Company’s total sales in fiscal 2010 and 2009, respectively. Changes in foreign currency favorably impacted our net sales in 2010 by $1.2 million.

Total IOL sales were $27.5 million for fiscal 2011 and 2010, respectively. Increased sales of preloaded acrylic IOLs in China and Germany and Toric IOLs in the U.S. were offset by decreased Collamer and silicone IOL sales. Although IOL sales were essentially flat year over year, IOL margins were up 3% due to improved average selling prices, costs, and geographic mix. As an example, sales of our largest selling IOL, the preloaded silicone IOL, were down 1% year over year. However, preloaded IOL gross profit was up 3% due to higher sales in Japan where margins are high and lower sales in Europe where margins are low. IOL sales represented 43.9% and 50.1% of the Company’s total sales in fiscal 2011 and 2010, respectively. Preloaded IOL sales represented 72% of total IOL sales in fiscal 2011, compared with 69% in fiscal 2010.

Total IOL sales for 2010 were $27.6 million, a 4.8% increase over the $26.3 million reported in fiscal 2009. The increase in IOL sales was due to a 28.2% increase in preloaded acrylic IOL sales primarily as a result of the full rollout of the product in Europe and also due to a 19.6% increase in nanoFLEX IOL sales in the U.S. These increases were partially offset by decreased sales of lower margin silicone IOLs. IOL sales represented 50.1% and 51.5% of the Company’s total sales in fiscal 2010 and 2009, respectively. Preloaded IOL sales represented 69.3% of total IOL sales in fiscal 2010, compared with 66% in fiscal 2009.

Total ICL sales for 2011 were $32.1 million, a 32% increase over the $24.3 million reported in fiscal 2010. The increase in ICL sales resulted from a 35% increase in sales in our top ten refractive markets which comprised 85% of our total ICL sales in 2011. ICL sales represented 51% and 44% our total sales for fiscal years 2011 and 2010, respectively. Toric ICL sales represented 44% of total ICL sales, where approved, compared with 43% in fiscal 2010.

Total ICL sales for 2010 were $24.3 million, a 15.5% increase over the $21.0 million reported in fiscal 2009. The increase in ICL sales in 2010 is due to continued strong international sales as follows: India, up 57.2%, China, up 86.9%, Korea, up 13.4%, Lebanon, up 46.7%, Singapore, up 111.6%, France, up 24.3%, all other international markets, up 9.1%. U.S. ICL sales were down 4.2% due to a continued weak economy which significantly impacted the overall demand for refractive procedures in the U.S. ICL sales represented 44.2% and 41.2% of the Company’s total sales in fiscal 2010 and 2009, respectively. Toric ICL sales represented 42.7% of total ICL sales, where approved, compared with 39.3% in fiscal 2009.

Other product sales, which have been deemphasized due to their low margins, were $3.1 million in fiscal 2011 and 2010. Other product sales represented 5.0% and 5.7% of the Company’s total sales in fiscal 2011 and 2010, respectively.

Other product sales, which have been deemphasized due to their low margins, were $3.1 million in fiscal 2010, a 16.3% decrease over the $3.7 million in sales reported in fiscal 2009. Other product sales represented 5.7% and 7.3% of the Company’s total sales in fiscal 2010 and 2009, respectively.

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

	2011	2010	2009
Gross Profit	$42,369	$35,076	$31,323
Gross Profit Margin	67.5%	63.8%	61.3%

Gross profit in fiscal 2011 was $42.4 million compared with $35.1 million in fiscal 2010. The increase in gross profit and gross profit margin was largely attributable to a higher mix of ICL sales and improved margins on IOL sales.

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

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

	2011	2010	2009
General and Administrative Expense	$14,932	$14,778	$15,009
Percentage of Sales	23.8%	26.9%	29.4%

General and administrative expense in fiscal 2011 was $14.9 million or $23.8% of sales, compared with $14.8 million or 26.9% of sales in fiscal 2010. The increase in expense was primarily due to increased bonus accruals, travel and stock compensation expense largely offset by a $700,000 decrease in severance costs.

General and administrative expense in fiscal 2010 was $14.8 million or 26.9% of sales, compared with $15.0 million or 29.4% of sales in fiscal 2009. The decrease in expense is primarily due to decreased legal expenses associated with litigation largely offset by a $700,000 increase in severance costs.

The following table presents our marketing and selling expense for the fiscal years presented (dollars in thousands):

	2011	2010	2009
Marketing and Selling Expense	$17,726	$17,176	$15,300
Percentage of Sales	28.2%	31.3%	30.0%

Marketing and selling expense in fiscal 2011 was $17.7 million or 28.2% of sales, compared with $17.2 million or 31.3% of sales in fiscal 2010. The increase in marketing and selling expense was due to increased headcount to support sales growth internationally and increased global promotional costs, partially offset by decreased costs in Australia resulting from the transition of the business to an independent distribution model. During 2012, the Company plans to add approximately 16 employees to support its ICL growth initiatives in the Asia Pacific, Europe, and the U.S. and to support global marketing efforts. This is expected to increase sales and marketing costs by approximately $2 million.

Marketing and selling expense in fiscal 2010 was $17.2 million or 31.3% of sales, compared with $15.3 million or 30.0% of sales in fiscal 2009. The increase in marketing and selling expense is due to the investment in additional direct sales representatives and increased promotional activities in the U.S. and also due to increased training and promotional activities as a result of the approval of the ICL in Japan. Despite the increase compared with 2009, marketing and selling expense in 2010 is 7% lower than 2008 on 10.4% higher sales.

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

	2011	2010	2009
Research and Development Expense	$5,868	$5,724	$5,893
Percentage of Sales	9.3%	10.4%	11.5%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and the regulatory and clinical activities required to acquire and maintain product approvals globally. These costs are expensed as incurred.

Research and development expense in fiscal 2011 was $5.9 million or 9.3% of sales, compared with $5.7 million or 10.4% of sales in fiscal 2010. The increase in expense is due to increased headcount and salaries, travel, and patent legal expenses. The Company expects to spend approximately 9-10% of sales on research and development activities in 2012.

Research and development expense in fiscal 2010 was $5.7 million or 10.4% of sales, compared with $5.9 million or 11.5% of sales in fiscal 2009. The decrease compared with fiscal 2009 was primarily due to decreased depreciation expense and patent legal expenses.

The following table presents other general and administrative expenses (recoveries) for the fiscal years presented (dollars in thousands):

	2011	2010	2009
Other General and Administrative Expenses (Recoveries)	$1,060	—	—
Percentage of Sales	1.7%	—	—

Other general and administrative expenses in fiscal 2011 of $1.1 million represent costs associated with the Company’s plans to consolidate the manufacturing operations currently conducted in Switzerland, Japan, and Aliso Viejo, California, into its Monrovia, California location. These costs include consulting and tax services, accruals for asset retirement obligations, severance, and certain employee costs, including travel. The total cost of the project is expected to total approximately $6 million and recorded over a four year period beginning 2011. Capital costs associated with the project are expected to total approximately $2.4 million. During 2012, the Company expects to spend approximately $2.0 million in expenses and $2.0 million in capital for the project.

The following table presents our other expense, net for the fiscal years presented (dollars in thousands):

	2011	2010	2009
Other Expense, net	$79	$1,079	$869
Percentage of Sales	(0.1%)	(2.0%)	(1.7%)

Other expense, net generally relates to interest expense on notes payable and lease obligations, gains or losses on foreign currency transactions, royalty income, and fair value adjustments of outstanding warrants. The table below summarizes the year over year changes in other expense, net (in thousands).

	Favorable (Unfavorable)
	2011 v. 2010	2010 v. 2009
Interest income	($12)	($24)
Interest expense (1)	373	421
Loss on extinguishment of note payable (1)	267	(267)
Exchange gains (losses)	173	(211)
Royalty income	137	(3)
Fair value adjustment of warrants (2)	25	(103)
Other	35	(23)
Net decrease in other expense, net	$1,000	$(210)

(1)	The decrease in interest expense was primarily due to the repayment of the Broadwood note in fiscal 2010. The loss on early extinguishment of note payable was the result of early repayment of the Broadwood note.

(2)	Relates to the fair value of 70,000 warrants issued to Broadwood on March 21, 2007 at $6.00 per share. The warrants expire on March 21, 2013.

The following table presents our provision for income taxes for the fiscal years presented (in thousands):

	2011	2010	2009
Provision for Income Taxes	$1,356	$432	$1,154

Our provision for income taxes increased from 2011 to 2010, as a result of higher taxable income in jurisdictions where we pay tax. Our effective tax rate for 2011 was 50%. We expect this to improve to between 40% and 45% during 2012. We do not expect to begin to see the tax benefits associated with our manufacturing consolidation project until 2014 when manufacturing is projected to be fully consolidated.

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and by relying on equipment and other commercial financing. During 2012, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may, in the future elect, to supplement this with further debt or commercial borrowing

The Company believes its current cash balances coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future, including cost and capital associated with the Company’s plans to consolidate manufacturing. STAAR’s need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in maintaining positive cash flow through the strategies described above under the caption “Strategy.”

Our financial condition as of December 30, 2011 for each of the years indicated included the following (in millions):

	2011	2010	2009	2011 v 2010	2010 v. 2009
Cash and cash equivalents	$16.6	$9.4	$6.3	$7.2	$3.1
Current assets	$38.7	$30.0	$40.4	$8.7	$(10.4)
Current liabilities	14.0	13.4	27.0	0.6	13.6
Working capital	$24.7	$16.6	$13.4	$8.1	$3.2

Overview of changes in cash and cash equivalents and other working capital accounts.

Net cash provided by (used in) operating activities was $5.3 million, ($4.4 million) and $1.4 million for fiscal year 2011, 2010, and 2009 respectively. For 2011, net cash provided by operating activities consisted of net income of $1.3 million, $4.6 million in non-cash activities and $0.6 million used for working capital. For 2010, the use of cash from operations included the following significant items: payment of $4.0 million related to the global settlement of the legal judgments and $0.6 million used in the operating activities of discontinued operations of our previously disposed German subsidiary Domilens GmbH, payment of $0.4 million of Domilens transaction related costs, and approximately $0.8 million interest paid for the Broadwood note.

Net cash provided by (used in) investing activities was ($0.9 million), $18.8 million and ($7.6 million) for fiscal year 2011, 2010, and 2009 respectively. Net cash used in investing activities for 2011 was due to acquisition of property, plant and equipment. For 2010, net cash provided by investing activities in was due to the $11.8 million net cash proceeds from the sale of Domilens in March 2010 and the release of the $7.4 million restricted deposit, including interest, by the Court and offset by $0.4 million for acquisition of property and equipment. For 2009, net cash used in investing activities includes the $7.4 million posted as a restricted deposit, including reinvested interest, held as a litigation appeal bond and $0.6 million in acquisition of property, plant and equipment.

Net cash provided by (used by) financing activities was $2.8 million, ($11.5 million), and $7.4 million for fiscal year 2011, 2010 and 2009, respectively. For 2011, net cash provided by financing activities consisted of $3.3 million in proceeds from exercise of stock options, partially offset by $0.5 million in capital lease repayment. For 2010, net cash used by financing activities consisted of $5 million principal payment on a promissory note held by Broadwood Partners, L.P., the $6.8 million cash redemption of all of our then outstanding Series A preferred shares, and the $0.8 million repayment of principal on our capital lease obligations, partially offset by $1.1 million in cash proceeds from stock option exercises. For 2009, net cash provided by financing activities was primarily due to $8.5 million in proceeds from the sale of STAAR common stock in order to fund the Parallax bond, partially offset by $1.0 million repayment of principal on capital lease obligations.

Accounts receivable was $9.1 million as of December 30, 2011 and $8.2 million as of December 31, 2010.  Days’ Sales Outstanding (“DSO”) was 50 days in 2011 and 52 days in 2010. The Company expects to maintain DSO within a range of 50 to 55 days during the course of fiscal 2012.

Inventories at the end of fiscal 2011 and 2010 were $10.9 million and $10.5 million, respectively. Days’ inventory on hand (“DOH”) was 129 days in 2011 and 116 days in 2010 based on finished goods, including consignment inventory.

Shelf Registration

In August 2011, STAAR filed a universal “shelf registration statement” with the Securities and Exchange Commission. The shelf registration statement covers the future public offering and sale of up to $75 million in equity or debt securities or any combination of such securities. STAAR currently has no plans to issue any securities under the shelf registration statement. Among the purposes for which STAAR could use the proceeds of securities sold in the future under the shelf registration statement are working capital, capital expenditures, expansion of sales and marketing, and continuing research and development. STAAR could also use a portion of the net proceeds to acquire or invest in businesses, assets, products and technologies that are complementary to our own, although we are not currently contemplating or negotiating any such acquisitions or investments. The availability of financing in the public capital markets through the shelf registration statement depends on a number of factors in place at the time of financing, including the strength of STAAR’s business performance, general economic conditions and investment climate, and investor perceptions of those factors. If STAAR seeks financing under the shelf registration statement in the future, we cannot assure that such financing will be available on favorable terms, if at all.

Credit Facilities, Contractual Obligations and Commitments

Credit Facilities

The Company has credit facilities with different lenders to support operations as detailed below.

Line of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.9 million based on the rate of exchange on December 30, 2011), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of December 30, 2011) plus 1.125% and may be renewed annually (the current line expires on April 2, 2012).  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of December 30, 2011 and December 31, 2010, (approximately $2.6 million and $2.5 million based on the foreign exchange rates on December 30, 2011 and December 31, 2010) and approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. While no assurance can be given, the Company believes the credit line will be renewed in fiscal 2012.

In August 2010, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) ($1,060,000 at the rate of exchange on December 30, 2011), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report. There were no borrowings outstanding as of December 30, 2011 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities and lines of credit as of December 30, 2011.

Contractual Obligations

The following table represents the Company’s known contractual obligations as of December 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	More Than 5 Years
Line of credit	$2,580	$2,580	$—	$—	$—
Capital lease obligations	1,912	947	926	39	—
Operating lease obligations	9,005	2,307	3,880	2,818	—
Pension obligations	1,971	110	256	338	1,267
Severance	1,474	437	1,037	—	—
Open purchase orders	141	141	—	—	—
Total	$17,083	$6,522	$6,099	$3,195	$1,267

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

For all sales, we are the principal in the transaction as we, among other factors, bear general inventory risk, credit risk, have latitude in establishing the sales price and bear authorized sales returns inventory risk. Therefore, sales are recognized gross with corresponding cost of sales in the statement of operations instead of a single, net amount.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

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

We maintain provisions for uncollectible accounts based on estimated losses resulting from the inability of our customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances could be required. We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. We write off amounts determined to be uncollectible against the allowance for doubtful accounts. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We consider all available information in our assessments of the adequacy of the reserves for uncollectible accounts.

•	Stock-Based Compensation. We account for the issuance of stock options to employees and directors by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, risk-free interest rates, expected term of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions.

•	Accounting for Warrants. We account for the issuance of company derivative equity instruments such as the warrants, in accordance with ASC 815-40. We agreed to use our best efforts to register and maintain registration of the common shares underlying certain warrants (the “Warrant Shares”) that were issued by us with debt instruments, so that the warrant holder may freely sell the Warrant Shares if the warrant is exercised, and we agreed that in any event we would secure effective registration within a certain time period after issuance (typically up to five months from issuance). In addition, while the relevant warrant agreement does not require cash settlement if we do not maintain continuous registration of certain Warrant Shares, the agreement does not specifically preclude cash settlement. As a result ASC 815-40 requires us to assume that in the absence of continuous effective registration we may be required to settle some of these warrants for cash when they are exercised. Accordingly, our agreement to register and maintain registration of certain Warrant Shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. We have issued other warrants under another agreement that expressly provides that if we fail to satisfy registration requirements we will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. In this circumstance, we account for those warrants as equity because additional shares are the only form of settlement available to the holder. We use the Black-Scholes option pricing model as the valuation model to estimate the fair value of all warrants. We evaluate the balance sheet classification of the warrants during each reporting period. Expected volatilities are based on historical volatility of our stock. The expected life of the warrant is determined by the amount of time remaining on the original six-year term of the relevant warrant agreement. The risk-free rate of return for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period. Any gains or losses resulting from the changes in fair value of the warrants classified as a liability from period to period are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.

•	Income Taxes. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based on the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

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

•	Inventories. We provide estimated inventory allowances for excess, slow moving, expiring and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. We value our inventory at the lower of cost or net realizable market values. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the expiration of products with a shelf life of less than four months, estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, we determine that our inventory was overvalued, we would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if we determine that our inventory was undervalued, cost of sales in previous periods could have been overstated and we would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. Therefore, although we make every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. Our policy is consistent with current accounting guidance as prescribed by ASC 360-10-35, Accounting for the Impairment or Disposal of Long-Lived Assets.

•	Goodwill. Goodwill, which has an indefinite life, is not amortized, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Certain factors which may occur and indicate that impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios, including the use of experts.

•	Definite-Lived Intangible Assets. We also have other intangible assets mainly consisting of patents and licenses, developed technologies and customer relationships, with a gross book value of $14.1 million and accumulated amortization of $11.2 million as of December 30, 2011. We capitalize the cost of acquiring patents and licenses. We acquired certain customer relationships and developed technologies in the acquisition of our STAAR Japan subsidiary which was completed on December 29, 2007. Amortization is computed on the straight-line basis over the estimated useful lives of the assets, since the pattern in which the economic benefits realized cannot be reasonably determined, which are based on legal, contractual and other provisions, and range from 10 to 21 years for patents and licenses, 10 years for customer relationships and 3 to 10 years for developed technology. We review intangible assets for impairment in the assessment discussed above regarding Impairment of Long-Lived Assets.

•	Employee Defined Benefit Plans. We have maintained a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary. The Company concluded that the features of the Swiss Plan conform to the features of a defined benefit plan. As a result, we adopted the recognition and disclosure requirements of ASC 715-20-65 Transition Guidance, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

In connection with our acquisition of the remaining interest in STAAR Japan, Inc., we assumed the net pension liability under STAAR Japan's noncontributory defined benefit pension plan substantially covering all of the employees of STAAR Japan. STAAR Japan adopted the recognition and disclosure requirements of ASC 715-30 on December 29, 2007, the date of the acquisition.

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

Recent Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 1 – Significant Accounting Policies – Recent Accounting Pronouncements.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company manages its risks based on management’s judgment of the appropriate trade-off between risks, opportunity, and costs and does not generally enter into interest rate or foreign exchange rate hedge instruments.

Interest rate risk.   As of December 30, 2011, STAAR had $2.6 million of foreign debt. Our $2.6 million of foreign debt bears an interest rate that is equal to the Tokyo short-term prime interest rate (approximately 1.475% as of December 30, 2011) plus 1.125%. Thus, our interest expense would fluctuate with any change in the prime interest rate. If the Tokyo prime rate were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $26,000 based on the exchange rate in effect at December 30, 2011.

Foreign currency risk.   Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results.  Cost of goods sold and selling, general, and administrative expenses that correspond with these sales are largely denominated in the same currency, thereby limiting our transaction risk exposure.

 Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as a result, our sales benefit from a weaker dollar and are reduced by a stronger dollar relative to major currencies worldwide (primarily, the Euro and the Japanese Yen).  Accordingly, changes in exchange rates, and particularly the strengthening of the U.S. Dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars.  Additionally, expenses of our Swiss subsidiary are largely denominated in Swiss Francs and a strong Swiss Franc negatively impacts our earnings. Fluctuations during any given reporting period result in the re-measurement of our foreign currency denominated cash, receivables, and payables, generating currency transaction gains or losses and are reported in total other expenses in our consolidated statements of operations.   In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks include those set forth in “Item 1A. — Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of STAAR Surgical Company and its subsidiaries (the “Company”).  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended December 30, 2011, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2011, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended December 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Compensatory Arrangements of Certain Officers:

The following elements of compensation have been approved by the Board of Directors of STAAR Surgical Company, with the approval effective on March 2, 2012, except for salary increases which are effective on March 26, 2012.

For the Chief Executive Officer, Chief Financial Officer and named Executive Officers listed below the compensation was awarded as follows:

New Salary and Bonuses for 2011 Performance

Name and Title	New Salary (1)	Bonus
Barry Caldwell
President and CEO	$475,000	$290,000
Deborah Andrews
Vice President and Chief Financial Officer	$275,000	$105,000
Hans Blickensdoerfer
President EMEA and Latin America	$326,993	$130,000
Robin Hughes
Global Vice President Marketing	$275,000	$110,000
Philippe Subrin
Vice President Switzerland Operations	$288,308	$87,750

(1)	The new salary rates become effective on March 26, 2012.

Long-Term Equity Compensation

Name and Title	Performance Accelerated Restricted Shares of Common Stock (1)	Stock Options (2)
Barry Caldwell
President and CEO	15,000	40,000
Deborah Andrews
Vice President and Chief Financial Officer	7,500	20,000
Hans Blickensdoerfer
President EMEA and Latin America	7,500	20,000
Robin Hughes
Global Vice President Marketing	7,500	20,000
Philippe Subrin
Vice President Switzerland Operations	7,500	20,000

(1)	The PARS may not be sold or transferred until vested on March 12, 2015, unless achievement of specified performance criteria results in accelerated vesting. Until vested the shares are subject to forfeiture if service to the Company terminates.
(2)	The options are exercisable for common stock at a price of $11.00 per share, vest in three equal installments on March 2, 2013, March 2, 2014, and March 2, 2015, and expire on March 1, 2022.

In total, the Board of Directors approved aggregate awards of cash bonuses for 2011 performance to STAAR employees equaling $1.5 million to be distributed to approximately 32 employees. The Company accrued the total cash bonuses as an expense during the fiscal year that ended December 30, 2011, and that expense is reflected in the consolidated financial statements of the Company in this 10-K.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the section entitled “Proposal One — Election of Directors” contained in the proxy statement (the “Proxy Statement”) for the 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 30, 2011.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

	We have filed the following documents as part of this Annual Report on Form 10-K:	Page
(1)	Consolidated Financial Statements
	Reports of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-5
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income	F-6
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8
(2)	Schedules required by Regulation S-X are filed as an exhibit to this report:
I. Independent Registered Public Accounting Firm Report on Schedule
II. Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)	Exhibits

3.1	Certificate of Incorporation, as amended to date(1)
3.2	By-laws, as amended to date(2)
†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998(3)
4.4	Form of Certificate for Common Stock, par value $0.01 per share(4)
†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan and form of Option Grant and Stock Option Agreement(5)
10.3	Indenture of Lease dated September 1, 1993, by and between the Company and FKT Associates and First through Third Additions Thereto(6)
10.4	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates(6)
10.5	Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates(7)
10.6	Fourth Amendment to Indenture of Lease dated September 30, 2006, by and between the Company and FKT Associates(1)
10.7	Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto(8)
10.8	Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(7)
10.9	Seventh Lease Addition to Indenture of Lease dated September 30, 2006, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984(1)
10.10	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC(7)
10.11	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(9)
10.12	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(9)
10.13	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA(9)
10.20	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex(10)
†10.42	Form of Indemnification Agreement between the Company and certain officers and directors(9)
10.59	Standard Industrial/Commercial Multi Tenant Lease — Gross dated October 6, 2005, entered into between the Company and Z & M LLC(11)
10.64	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007. (12)
†10.66	Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated as of November 27, 2007. (13)
10.69	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007.(14)

†10.70	Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 31, 2008.(15)
†10.76	Employment Agreement effective November 22, 2002 by and between the Company and Deborah Andrews.(16)
†10.77	Letter of the Company dated April 11, 2007 to Deborah Andrews, Vice President and Chief Financial Officer, regarding compensation.(16)
†10.79	Employment Agreement, dated December 16, 2004, by and between the Company and Hans Blickensdoerfer.(16)
10.80	Credit Agreement between STAAR Japan Inc. and Mizuho Bank Inc., dated October 31, 2007.(17)
10.81	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated June 30, 2009.(17)
10.82	Basic Agreement on Unsterilized Intraocular Lens Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(18)
10.83	Basic Agreement on Injector Product Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(18)
10.84	Memorandum of Understanding Concerning Basic Agreements for Purchase and Sale between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(18)
10.85	Acrylic Preset supply Warranty Agreement between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(18)
10.86	Framework Agreement for Loans between Credit Suisse and STAAR Surgical AG, dated August 12, 2010. (19)
†10.88	Form of Executive Severance Agreement(20)
†10.89	Form of Executive Change In Control Agreement(20)
14.1	Code of Ethics(9)
21.1	List of Significant Subsidiaries*
23.1	Consent of BDO USA, LLP*
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

__________

*	Filed herewith
†	Management contract or compensatory plan or arrangement
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28, 2007, as filed on March 12, 2008.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed on May 23, 2006.
(3)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed on May 1, 1998.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed on April 18, 2003.
(5)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 19, 2010, filed on April 9, 2010.
(6)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 29, 2000, as filed on March 9, 2001.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004, as filed on March 30, 2005.
(10)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended January 3, 1997, as filed on April 2, 1997.
(11)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 29, 2000, as filed on March 28, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed on November 9, 2005.
(12)	Incorporated by reference to the Company’s Current Report on form 8-K filed on March 21, 2007.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2007.
(14)	Incorporated by reference to the Company’s Current Report on form 8-K filed on December 17, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 2, 2009, as filed on November 12, 2009.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 1, 2010.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2010, as filed on November 10, 2010.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed on November 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: March 8, 2012	By:	/s/ Barry G. Caldwell
Barry G. Caldwell
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry G. Caldwell Barry G. Caldwell	President, Chief Executive Officer and Director (principal executive officer)	March 8, 2012

/s/ Deborah Andrews Deborah Andrews	Vice President, Chief Financial Officer (principal accounting and financial officer)	March 8, 2012

/s/ Don Bailey Don Bailey	Chairman of the Board, Director	March 8, 2012

/s/ Donald Duffy Donald Duffy	Director	March 8, 2012

/s/ John C. Moore John C. Moore	Director	March 8, 2012

/s/ David Morrison David Morrison	Director	March 8, 2012

/s/ Richard A. Meier Richard A. Meier	Director	March 8, 2012

/s/ Mark B. Logan Mark B. Logan	Director	March 8, 2012

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011, December 31, 2010, and January 1, 2010

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets at December 30, 2011 and at December 31, 2010	F-4

Consolidated Statements of Operations for the years ended December 30, 2011, December 31, 2010, and January 1, 2010	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 30, 2011, December 31, 2010, and January 1, 2010	F-6

Consolidated Statements of Cash Flows for the years ended December 30, 2011, December 31, 2010, and January 1, 2010	F-7

Notes to Consolidated Financial Statements	F-8

Report on Schedule II – Valuation and Qualifying Accounts and Reserves	F-35

STAAR SURGICAL COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

STAAR Surgical Company

Monrovia, CA

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and Subsidiaries (“the Company”) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company and Subsidiaries as of December 30, 2011 and December 31, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 8, 2012

STAAR SURGICAL COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

STAAR Surgical Company

Monrovia, CA

We have audited STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). STAAR Surgical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, STAAR Surgical Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STAAR Surgical Company and Subsidiaries as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 30, 2011 and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 8, 2012

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 30, 2011 and December 31, 2010

	2011	2010
	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,582	$9,376
Restricted cash	129	133
Accounts receivable trade, net	9,089	8,219
Inventories, net	10,933	10,543
Prepaids, deposits and other current assets	1,921	1,715
Total current assets	38,654	29,986
Property, plant and equipment, net	4,222	3,732
Intangible assets, net	2,989	3,672
Goodwill	1,786	1,786
Deferred income taxes	152	202
Other assets	1,203	1,207
Total assets	$49,006	$40,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,580	$2,460
Accounts payable	4,261	3,717
Deferred income taxes	472	326
Obligations under capital leases	597	431

Other current liabilities	6,106	6,513
Total current liabilities	14,016	13,447
Obligations under capital leases	1,124	1,403
Deferred income taxes	708	488
Other long-term liabilities	3,700	2,820
Total liabilities	19,548	18,158
Commitments, contingencies and subsequent events (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 36,041 and 35,084 shares issued and outstanding at December 30, 2011 and December 31, 2010, respectively	361	351
Additional paid-in capital	157,382	152,014
Accumulated other comprehensive income	2,405	2,100
Accumulated deficit	(130,690)	(132,038)
Total stockholders’ equity	29,458	22,427
Total liabilities and stockholders’ equity	$49,006	$40,585

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 30, 2011, December 31, 2010, and January 1, 2010

	2011	2010	2009
	(In thousands,
	except per share amounts)
Net sales	$62,765	$54,958	$51,060
Cost of sales	20,396	19,882	19,737
Gross profit	42,369	35,076	31,323
Selling, general and administrative expenses:
General and administrative	14,932	14,778	15,009
Marketing and selling	17,726	17,176	15,300
Research and development	5,868	5,724	5,893
Other general and administrative expenses	1,060	—	—
Operating income (loss)	2,783	(2,602)	(4,879)
Other income (expense):
Interest income	32	43	67
Interest expense	(523)	(896)	(1,317)
Gain (loss) on foreign currency transactions	86	(87)	124
Loss on early extinguishment of note payable	—	(267)	—
Other income, net	326	128	257
Other expense, net	(79)	(1,079)	(869)
Income (loss) before provision for income taxes	2,704	(3,681)	(5,748)
Provision for income taxes	1,356	432	1,154
Income (loss) from continuing operations	1,348	(4,113)	(6,902)
Income from discontinued operations, net of income taxes	—	4,166	702
Net income (loss)	$1,348	$53	$(6,200)

Income (loss) per share from continuing operations – basic	$0.04	$(0.12)	$(0.21)
Income (loss) per share from continuing operations – diluted	$0.04	$(0.12)	$(0.21)

Income per share from discontinued operations – basic and diluted	$—	$0.12	$0.02

Net income (loss) per share – basic	$0.04	$(0.00)	$(0.19)
Net income (loss) per share – diluted	$0.04	$(0.00)	$(0.19)

Weighted average shares outstanding – basic	35,434	34,825	32,498
Weighted average shares outstanding – diluted	36,878	34,825	32,498

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 30, 2011, December 31 2010, and January 1, 2010

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, at January 2, 2009	29,503	$295	$138,811	$2,812	$(125,891)	$16,027
Net loss	—	—	—	—	(6,200)	(6,200)
Foreign currency translation adjustment	—	—	—	578	—	578
Pension liability adjustment, net of tax	—	—	—	(136)	—	(136)
Total comprehensive loss						(5,758)
Common stock issued upon exercise of options	—	—	1	—	—	1
Net proceeds from public offering	4,555	46	8,456	—	—	8,502
Stock-based compensation	312	3	1,572	—	—	1,575
Stock issued in lieu of vacation	6	1	23	—	—	24
Preferred stock accretion	—	—	(16)	—	—	(16)
Warrants issued to Broadwood	—	—	290	—	—	290
Common stock issued as payment for services	247	2	422	—	—	424
Vested restricted stock grants	124	1	—	—	—	1
Balance, at January 1, 2010	34,747	348	149,559	3,254	(132,091)	21,070
Net income	—	—	—	—	53	53
Foreign currency translation adjustment	—	—	—	(1,154)	—	(1,154)
Total comprehensive loss						(1,101)
Common stock issued upon exercise of options	330	3	1,121	—	—	1,124
Stock-based compensation	—	—	1,333	—	—	1,333
Preferred stock accretion	—	—	1	—	—	1
Vested restricted stock grants	7	—	—	—	—	—
Balance, at December 31, 2010	35,084	351	152,014	2,100	(132,038)	22,427
Net income	—	—	—	—	1,348	1,348
Foreign currency translation adjustment	—	—	—	(247)	—	(247)
Pension liability adjustment, net of tax	—	—	—	552	—	552
Total comprehensive income						1,653
Common stock issued upon exercise of options	851	9	3,334	—	—	3,343
Stock-based compensation	—	—	2,035	—	—	2,035
Vested restricted stock grants	106	1	(1)	—	—	—
Balance, at December 30, 2011	36,041	$361	$157,382	$2,405	$(130,690)	$29,458

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 30, 2011, December 31, 2010, and January 1, 2010

	2011	2010	2009
Cash flows from operating activities:		(In thousands)
Net income (loss)	$1,348	$53	$(6,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(4,166)	(702)
Depreciation of property and equipment	1,469	1,590	1,973
Amortization of intangibles	797	816	1,402
Amortization of discount	—	236	379
Deferred income taxes	367	253	220
Loss on extinguishment of debt	—	267	—
Fair value adjustment of warrant	117	144	40
Change in net pension liability	257	318	232
Loss (gain) on disposal of property and equipment	13	(2)	98
Stock-based compensation expense	1,914	1,248	1,428
Other	(320)	93	148
Changes in working capital:
Accounts receivable, net	(435)	(207)	(604)
Inventories	(85)	1,521	1,425
Prepaids, deposits and other current assets	(145)	780	(116)
Accounts payable	480	(1,204)	595
Other current liabilities	(431)	(5,522)	(554)
Net cash provided by operating activities of discontinued operations	—	(635)	1,663
Net cash provided by (used in) operating activities	5,346	(4,417)	1,427
Cash flows from investing activities:
Proceeds from sale of subsidiary, net of transaction costs	—	11,824	—
Acquisition of property and equipment	(962)	(320)	(553)
Proceeds from the sale of property and equipment	26	29	23
Net change in other assets	47	24	(10)
Purchase of short-term investments	—	(219)	(24)
Sale of short-term investments	—	87	198
Decrease (increase) in restricted cash, including reinvested interest	—	7,396	(7,396)
Net cash provided by (used in) investing activities of discontinued operations	—	(50)	149
Net cash (used in) provided by investing activities	(889)	18,771	(7,613)
Cash flows from financing activities:
Repayment of notes payable	—	(5,000)	—
Borrowings under lines of credit	—	—	642
Repayment of lines of credit	—	—	(642)
Repayment of capital lease lines of credit	(575)	(796)	(1,011)
Proceeds from the exercise of stock options	3,343	1,124	1
Redemption of Series A preferred stock	—	(6,800)	—
Net proceeds from public and private sale of equity securities	—	—	8,502
Net cash used in financing activities of discontinued operations	—	(50)	(136)
Net cash provided by (used in) financing activities	2,768	(11,522)	7,356
Effect of exchange rate changes on cash and cash equivalents	(19)	214	168
Increase in cash and cash equivalents	7,206	3,046	1,338
Cash and cash equivalents, at beginning of year	9,376	6,330	4,992
Cash and cash equivalents, at end of year	$16,582	$9,376	$6,330

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

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

As of December 30, 2011, the Company’s significant subsidiaries consisted of:

•	STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide including ICL.
•	STAAR Japan, a wholly owned subsidiary that designs, manufactures and sells IOLs and injector systems which are sold as integrated preloaded injectors.

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

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  The fiscal 2011, 2010 and 2009 financial statements are based on a 52-week period.

Foreign Currency

The functional currency of the Company and its Japanese subsidiary is the local currency. The functional currency of the Company’s Swiss subsidiary is the U.S. dollar. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity as accumulated other comprehensive income (loss).  During 2011, 2010, and 2009, the net foreign translation gains or (losses) were ($247,000), ($1,154,000), and $578,000, respectively; and net foreign currency transaction gains or (losses), included in the consolidated statements of operations under other income (expense) were, $86,000, ($87,000), and $124,000, respectively.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectability is reasonably assured.  The Company records revenue from non-consignment product sales when title and risk of ownership has been transferred, which is typically at shipping point, except for the STAAR Japan subsidiary, which is typically recognized when the product is received by the customer.  STAAR Japan does not have significant deferred revenues as of December 30, 2011 as delivery to the customer is generally made within the same or the next date of shipment. The Company presents sales tax it collects from its customers on a net basis (excluded from revenues).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

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

For all sales, the Company is considered the Principal in the transaction as the Company, among other factors, bears general inventory risk, credit risk, has latitude in establishing the sales price, and bears authorized sales returns inventory risk and therefore, sales and cost of sales are reported separately in the statement of operations instead of a single, net amount.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

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

Restricted Cash and Short-Term Investments

On March 2, 2010, as part of the disposition of the Domilens subsidiary, the Company deposited 100,000 Euro (approximately $133,000, based on the rate of exchange on December 30, 2011) into a restricted escrow account to be held against payment of any unaccrued taxes assessed for periods prior to December 31, 2009.  Funds remaining on December 30, 2011, were to be returned to STAAR. During February 2012, the Company received the full amount of the deposit, including interest, which totaled $134,000. The Company has classified this restricted cash as a current asset commensurate with the related contingent tax liability included in other current liabilities as of the Closing Date.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. One foreign customer accounted for approximately 19% of the Company’s consolidated trade receivables balance as of December 30, 2011.   The same customer accounts for approximately 13% and 11% of our consolidated net revenue as of December 30, 2011 and December 31, 2010, respectively. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

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

 Goodwill

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level, and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing. During the fourth quarter of fiscal 2011 and 2010, the Company performed its annual impairment test and determined that its goodwill was not impaired.  As of December 30, 2011 and December 31, 2010, the carrying value of goodwill was $1.8 million.

Long-Lived Assets

 The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long lived assets was conducted as of December 30, 2011 and no impairment was identified.

Amortization is computed on the straight-line basis over the estimated useful lives of the assets which range from 3 to 21 years for patents and licenses, 10 years for customer relationships, and 3 to 10 years for developed technology.

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

Basic and Diluted Income (Loss) Per Share

The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted number of shares outstanding.

Employee Defined Benefit Plans

The Company maintains a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary.  The Swiss Plan conforms to the features of a defined benefit plan.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

The Company also maintains a noncontributory defined benefit pension plan which covers substantially all of the employees of STAAR Japan.

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

The Company accounts for options granted to persons other than employees and directors under ASC 505-50. As such, the fair value of such options is periodically remeasured using the Black-Scholes option-pricing model and income or expense is recognized over the vesting period.

Accounting for Warrants

The Company accounts for the issuance of Company derivative equity instruments in accordance with ASC 815-40 “Derivatives and Hedging”.  The Company has agreed to use its best efforts to register and maintain registration of the common shares underlying certain warrants (the “Warrant Shares”) that were issued by the Company with debt instruments, so that the warrant holder may freely sell the Warrant Shares if the warrant is exercised, and the Company agreed that in any event it would secure and maintain effective registration within four months of issuance.  In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to register and maintain registration of the Warrant Shares, it does not specifically preclude cash settlement. As a result ASC 815-40 requires the Company to assume that in the absence of continuous effective registration it may be required to settle the these warrants for cash when they are exercised.  Accordingly, the Company’s agreement to register and maintain registration of the Warrant Shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. Included in other long-term liabilities with a fair value of $362,000 and $244,000 as of December 30, 2011 and December 31, 2010, respectively, are 70,000 warrants issued in March 2007 to Broadwood in connection with a loan which has since been repaid.  The Company has issued other warrants (1.4 million) under an agreement that expressly provides that if the Company fails to satisfy continuous registration requirements the Company will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. The Company accounts for those warrants as equity because additional shares are the only form of settlement available to the holder. The Company uses the Black-Scholes option pricing model as the valuation model to estimate the fair value of all warrants.  The Company evaluates the balance sheet classification of the warrants during each reporting period.  Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the relevant warrant agreement. The risk-free rate of return for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period. Any gains or losses from period to period resulting from the changes in fair value of the warrants classified as a liability are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in its Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) in accordance with ASC 220-10 “Comprehensive Income”. Total comprehensive loss includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (ASU 2011-12), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, is effective for the Company’s fiscal year beginning on December 31, 2011. Although adopting the guidance will not impact the accounting for comprehensive income, it will affect the presentation of components of comprehensive income by eliminating the historical practice of showing these items within the consolidated statements of stockholders’ equity.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company’s fiscal year beginning on December 31, 2011 and must be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the consolidated financial statements.

Prior Year Reclassifications

Certain reclassifications have been made to the prior financial statement information to conform to current presentation.

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

Years Ended December 30, 2011 and December 31, 2010

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

Note 4 — Accounts Receivable — Trade, Net

Accounts receivable – trade, net consisted of the following at December 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Domestic	$1,456	$1,405
Foreign	8,761	8,237
	10,217	9,642
Less allowance for doubtful accounts and sales returns	1,128	1,423
	$9,089	$8,219

Note 5 — Inventories, Net

Inventories, net consisted of the following at December 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Raw materials and purchased parts	$1,883	$1,920
Work in process	2,055	2,255
Finished goods	7,476	7,349
	11,414	11,524
Less inventory reserves	481	981
	$10,933	$10,543

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Note 6 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following at December 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Prepaids and deposits	$1,330	$1,219
Other current assets	591	496
	$1,921	$1,715

Note 7 — Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Machinery and equipment	$13,654	$13,069
Furniture and fixtures	4,324	3,841
Leasehold improvements	4,783	4,245
	22,761	21,155
Less accumulated depreciation	18,539	17,423
	$4,222	$3,732

Depreciation expense from continuing operations for the years ended December 30, 2011, December 31, 2010, and January 1, 2010 was approximately $1.5 million, $1.6 million, and $2.0 million, respectively (adjusted for Domilens).

Note 8 – Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,868	$(9,508)	$1,360	$10,827	$(9,064)	$1,763
Customer relationships	2,023	(809)	1,214	1,929	(579)	1,350
Developed technology	1,286	(871)	415	1,226	(667)	559
Total	$14,177	$(11,188)	$2,989	$13,982	$(10,310)	$3,672

  Aggregate amortization expense for amortized intangible assets was $797,000, $816,000, and $1,402,000 for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

The following table shows estimated amortization expense for intangible assets for each of the next five succeeding years (in thousands):

Fiscal Year	Amount
2012	$661
2013	507
2014	458
2015	326
2016	324
Thereafter	713
Total	$2,989

Note 9 — Other Current Liabilities

Other current liabilities consisted of the following at December 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Accrued salaries and wages	$2,051	$2,121

Accrued bonuses	1,520	751
Accrued severance	—	570
Customer credit balances	559	566
Accrued insurance	392	422

Accrued audit expenses	322	417
Accrued income taxes	324	147
Other(1)	938	1,519
	$6,106	$6,513

(1)No item in “Other” above exceeds 5% of total other current liabilities.

Note 10 — Notes Payable

Lines of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank which provides for borrowings of up to 300,000,000 Yen (approximately $3.9 million based on the rate of exchange on December 30, 2011), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of December 30, 2011) plus 1.125% and may be renewed annually (the current line expires on April 2, 2012).  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of December 30, 2011 and December 31, 2010, (approximately $2.6 million and $2.5 million based on the foreign exchange rates on December 30, 2011 and December 31, 2010, respectively) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of December 30, 2011, 100,000,000 Yen (approximately $1.3 million, based on the rate of exchange on December 30, 2011) was available for borrowing.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowing of up to 1,000,000 CHF (Swiss Francs) $1,060,000 at the rate of exchange on December 30, 2011), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report. There were no borrowings outstanding as of December 30, 2011 and the full amount of the line was available for borrowing.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Covenant Compliance

The Company is in compliance with covenants of its credit facilities and lines of credit as of December 30, 2011.

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

As additional consideration for the loan, on December 14, 2007, the Company also entered into a Warrant Agreement with Broadwood (the “December 2007 Warrant Agreement”) granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years. The December 2007 warrant has been accounted for as an equity instrument.

The December 2007 Note also provided that if any indebtedness remained outstanding under the Note on June 1, 2009, the Company would issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding. On June 1, 2009, as the Note remained outstanding, the Company issued an additional 700,000 warrants to Broadwood, which were valued at approximately $290,000 and included as debt discount and additional paid–in capital in the consolidated balance sheet upon issuance.  The December 2007 Warrant Agreement provides that the Company will register the shares issuable upon exercise of the warrants with the Securities Exchange Commission.  The Company filed and secured effectiveness of a registration statement covering resale of the shares.  If the Company fails to keep the registration statement effective and the lapse exceeds permitted suspensions, as the holder’s sole remedy, the Company will be obligated to issue an additional 30,000 warrants for each month that the Company does not meet this effectiveness requirement through the term of the warrants (“Penalty Warrants”) (a maximum of approximately 1,230,000 warrants issuable as of December 30, 2011 under an assumed noncompliance as of that date).  The Company does not consider the issuance of Penalty Warrants likely.

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

The fair value of the warrants was estimated on June 1, 2009 issuance dates using a Black-Scholes option valuation model applying the assumptions noted in the following table:

As of June 1, 2009
Common stock price per share	$1.01
Number of warrants	700,000
Expected dividends	0%
Expected volatility	74.4%
Risk-free rate	3.28%
Life (in years)	6.0

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Broadwood also holds warrants to purchase 70,000 shares of Common Stock at an exercise price of $6.00 per share, which was issued in connection with a loan of $4 million by Broadwood under a Promissory Note dated March 21, 2007. The March 21, 2007 Promissory Note was repaid in full on June 2007. As explained in Note 1, these warrants were classified as a liability. As of December 30, 2011 and December 31, 2010, the fair value was $362,000 and $244,000, and the $118,000 change in fair value since December 31, 2010 has been recorded in other expense.

The fair value of the warrant that was classified as a liability on December 30, 2011 and December 31, 2010 were based on Black-Scholes option valuation model applying the assumption noted on the following table below:

	December 30, 2011	December 31, 2010
Common stock price per share	$10.49	$6.10
Number of warrants	70,000	70,000
Expected dividends	0%	0%
Expected volatility	63.61%	103.86%
Risk-free rate	.25%	1.02%
Life (in years)	1.25	2.25

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Note 12 — Income Taxes

The provision for income taxes consists of the following (in thousands):

	2011	2010	2009(1)
Current tax provision:
U.S. federal	$—	$—	$—
State	13	13	15
Foreign	1,012	602	1,341
Total current provision	1,025	615	1,356
Deferred tax provision:
U.S. federal and state	—	—	—
Foreign	331	(183)	(202)
Total deferred provision	331	(183)	(202)
Provision for income taxes	$1,356	$432	$1,154

(1)Adjusted to reflect effects of discontinued operations.

As of December 30, 2011, the Company had $121.1 million of U.S. federal net operating loss carryforwards available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts between 2020 and 2031.

The Company had accrued income taxes receivable of $10,000 and $151,000 at December 30, 2011 and December 31, respectively, primarily due to taxes payable in foreign jurisdictions.

The provision for income before taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (amounts in thousands):

	2011		2010		2009(1)
Computed provision for taxes based on income at statutory rate	34.0%	$919	34.0%	$(1,252)	34.0%	$(1,954)
Increase (decrease) in taxes resulting from:
Permanent differences	1.4	37	(0.9)	33	(0.5)	23
State minimum taxes, net of federal income tax benefit	0.3	9	(0.2)	9	(0.2)	10
State tax benefit	(4.3)	(116)	5.6	(207)	13.7	(786)
Tax rate difference due to foreign statutory rate	(19.7)	(529)	5.7	(208)	2.9	(164)
Foreign tax benefit	11.6	312	3.7	(137)	4.7	(273)
Foreign earnings not permanently reinvested	29.1	788	—	—	(17.4)	1,001
Foreign dividend withholding	5.5	147	(12.0)	440	(3.1)	179
Return to provision adjustment	—	—	—	—	—	—
FAS 123R	—	—	(23.7)	873	—	—
Other	1.4	37	0.2	(7)	(0.4)	25
Valuation allowance	(9.2)	(248)	(24.1)	888	(53.8)	3,093
Effective tax provision rate	50.1%	$1,356	(11.7)%	$432	(20.1)%	1,154

(1)Adjusted to reflect effects of discontinued operations.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Included in the state tax provision is an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $118,000, $207,000, and $786,000, for 2011, 2010 and 2009 respectively.  This results in a total state tax provision of $13,000 for 2011, $13,000 for 2010, and $15,000 for 2009.

For 2011, included in the foreign tax provision is a decrease to the foreign deferred tax asset and corresponding decrease to the valuation allowance of $312,000. For 2010 and 2009, there was an increase to the foreign deferred tax asset and corresponding increase to the valuation allowance of $137,000 and $273,000, respectively. This results in a foreign tax provision of $1,343,000 for 2011, $419,000 for 2010, and $1,139,000 for 2009.

All earnings from the company’s subsidiaries are not considered to be permanently reinvested.  Accordingly, the Company provides withholding and U.S. taxes on all unremitted foreign earnings.  During 2011 and 2010 the Company paid $0 and $435,000 respectively, in withholding taxes to the Swiss government due to the repatriation of approximately $0 in 2011 and $8.7 million in 2010 of earnings from its Swiss subsidiary, STAAR Surgical AG.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 30, 2011 and December 31, 2010 are as follows (in thousands):

	2011	2010
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and sales returns	$90	$245
Inventories	270	421
Accrued vacation	490	434
Other	(110)	(123)
State taxes	3	3
Accrued legal judgment and other accrued expenses	211	152
Valuation allowance	(1,426)	(1,458)
Total current deferred tax liabilities	$(472)	$(326)
Non-current deferred tax assets (liabilities):
Net operating loss carryforwards	51,334	51,077
Stock-based payments	1,311	1,128
Business, foreign and AMT credit carryforwards	788	723
Capitalized R&D	597	602
Contributions	160	190
Pensions	812	713
Depreciation and amortization	54	100
Foreign tax withholding	(711)	(869)
Foreign earnings not permanently reinvested	(4,789)	(3,780)
Other	33	61
Valuation allowance	(50,145)	(50,231)
Total non-current deferred tax liabilities	$(556)	$(286)

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Cumulative losses weigh heavily in the assessment of the need for a valuation allowance.  Due to the Company’s history of losses in the U.S., the valuation allowance fully offsets the value of U.S. deferred tax assets on the Company’s balance sheet as of December 30, 2011. Further, under Federal Tax Law Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.

Included in deferred tax assets and liabilities are net non-current deferred tax assets of $152,000 and $202,000 for 2011 and 2010 respectively for Staar AG. Due to Staar AG’s history of profits, the deferred tax assets are considered fully realizable.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

The Company does not have any uncertain tax positions. The Company classifies any interest and penalties related to income taxes assessed by jurisdiction as part of income tax expense. The Company did not incur significant interest and penalties during 2011

  The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2008 – 2010
California	2007 – 2010
Germany	2008 – 2010
Switzerland	2010
Japan	2007 – 2010

Income (loss) from continuing operations before provision for income taxes is as follows (in thousands):

	2011	2010	2009
Domestic	$(2,145)	$(4,732)	$(9,052)
Foreign	4,849	1,051	3,304
	$2,704	$(3,681)	$(5,748)

Note 13 – Employee Benefit Plans

The Company maintains a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary, which is accounted for as a defined benefit plan under the provisions of ASC 715-30, “Defined Benefit Plans – Pension”.

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

The funded status of the Swiss benefit plan at December 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$4,868	$3,836
Service cost	414	328
Interest cost	127	120
Participant contributions	275	248
Benefits paid	(641)	(489)
Actuarial (gain) loss on obligation	(333)	825
Projected benefit obligation, end of period	$4,710	$4,868
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$3,074	$2,722
Actual return on plan assets (including foreign currency impact)	75	345
Employer contributions	275	248
Participant contributions	275	248
Benefits paid	(641)	(489)
Plan assets at fair value, end of period	$3,058	$3,074
Net Amount Recognized in Consolidated Balance Sheets:
Underfunded, end of year	$(1,652)	$(1,794)
Other long term liabilities	$(1,652)	$(1,794)
Amount Recognized in Accumulated Other Comprehensive Loss, Net of Tax:
Actuarial loss on plan assets	$(610)	$(589)
Actuarial loss on benefit obligation	(364)	(624)
Actuarial gain recognized in current year	163	88
Accumulated other comprehensive loss	$(811)	$(1,125)
Accumulated benefit obligation at end of year	$(4,087)	$(4,271)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

The underfunded balance of $1,652,000 and $1,794,000 was included in other long-term liabilities on the consolidated balance sheets as of December 30, 2011 and December 31, 2010, respectively.

Net periodic pension cost associated with the Swiss Plan in the years ended December 30, 2011, December 31, 2010, and January 1, 2010 include the following components (in thousands):

	2011	2010	2009
Service Cost	$414	$328	$307
Interest Cost	127	120	108
Expected return on plan assets	(101)	(91)	(91)
Actuarial loss recognized in current year	97	55	33
Net periodic pension cost	$537	$412	$357

 Changes in other comprehensive loss (net of tax) associated with the Swiss Plan in the year ended December 30, 2011 and December 31, 2010 include the following components (in thousands):

	2011	2010
Actuarial loss of current year	$(238)	$(446)
Actuarial (loss) income recorded in current year	(75)	43
Change in other comprehensive loss	$(313)	$(403)

The amount in accumulated other comprehensive loss as of December 30, 2011 that is expected to be recognized as a component of the net periodic pension costs in the subsequent year is $54,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on December 30, 2011 and December 31, 2010 using the following assumptions:

	2011	2010
Discount rate	2.50%	2.60%
Salary increases	3.00%	3.00%
Expected return on plan assets	3.35%	3.35%
Expected average remaining working lives in years	10.60	9.90

The discount rates of 2.50% and 2.60% for the period ending December 30, 2011 and December 31, 2010, respectively are based on an assumed pension benefit maturity of 10 to 15 years. The rate was estimated using the rate of return for high quality Swiss corporate bonds that mature in eight years. This maturity was used as there are significant numbers of high quality Swiss bonds, but very few bonds issued with maturities with longer lives. As of December 30, 2011 and December 31, 2010, the average rate for high quality Swiss corporate bonds was 2.5% and 2.61% respectively. In order to determine an appropriate discount rate, the eight year rate of return was then extrapolated along the yield curve of Swiss government bonds.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

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

Plan assets categories in the Swiss Plan are comprised of the following (in thousands):

	2011	2010
Bonds and loans	$2,186	$2,090
Real estate (including real estate funds)	765	830
Equity securities	73	92
Liquid assets	34	62
	$3,058	$3,074

In accordance with ASC 820-10-35 the assets above are measured at fair value and are categorized into three different class levels.  Level 1 assets are those whose value is based on quoted prices in active markets.  Level 2 assets are those whose values are based on direct or indirect observable markets for similar assets.  Level 3 assets are those whose values are unobservable.  As of December 30, 2011, Level 1 assets in the Swiss Plan include bonds (65%), equity (2%) and liquid assets (1%).  Level 2 assets are comprised of mortgages (14%), real estate assets (11%) and loans (7%). As of December 31, 2010, Level 1 assets in the Swiss Plan include bonds (60%), equity (3%) and liquid assets (2%).  Level 2 assets are comprised of mortgages (13%), real estate assets (14%) and loans (8%).

The Company has contracted with the Allianz Suisse Life Insurance Company’s BVG Collective Foundation to manage the Swiss Plan.  The investment strategy is determined by the Swiss insurance company and applies to all members of the collective foundation.

In fiscal 2012, the Company expects to make cash contributions totaling approximately $272,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Fiscal Year
2012	$46
2013	53
2014	61
2015	69
2016	78
2017 – 2020	623
Total	$930

Defined Benefit Plan-Japan

In connection with the Company’s acquisition of the remaining interest in STAAR Japan, Inc., STAAR assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan (“Japan Plan”) substantially covering all of the employees of STAAR Japan.  STAAR Japan accounts for the Japan Plan under the requirements of ASC 715-30. Benefits under the Japan plan are earned, vested and accumulated based on a point-system, primarily based on the combination of years of service, actual and expected future grades (management or non-management) and actual and future zone (performance) levels of the employees.  Each point earned is worth a fixed monetary value, 1,000 Yen per point, regardless of the level, grade or zone of the employee.  Gross benefits are calculated based on the cumulative number of points earned over the service period multiplied by 1,000 Yen.  The mandatory retirement age limit is 60 years old.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

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

Beginning October 1, 2009, STAAR Japan maintains and administers the plan (the “Amended Plan”) and funds the obligations of the Amended Plan from STAAR Japan’s operations.   STAAR Japan is not required, and does not intend to provide any future contributions to the Amended Plan to meet benefit obligations and will therefore not have any plan assets.  Benefit payments are made to beneficiaries from operating cash flows as they become due. The Amended Plan will retain all other provisions of the Japan Plan that existed prior to the distribution, except for two amendments made to the Amended Plan.  First, since the Distribution was a taxable event to the participants, STAAR Japan agreed to increase future pension benefits to the participants to reimburse them for any additional taxes due from the Distribution when those benefits are paid. Second, the Amended Plan changed the benefit payment method to a lump-sum distribution only, whereas the Japan Plan prior to the amendment provided a choice of distribution of benefits either in lump-sum or an annuity.

The funded status of the benefit plan at December 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$782	$920
Service cost	174	234
Interest cost	6	12
Actuarial loss or (gain)	137	(413)
Benefits paid	(38)	(79)
Foreign exchange adjustment	47	108
Projected benefit obligation, end of period	$1,108	$782
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Underfunded, end of period	$(1,108)	$(782)
Other long term liabilities	$(1,108)	$(782)
Amount Recognized in Accumulated Other Comprehensive Income:
Transition obligation	$101	$85
Actuarial gain	207	461
Prior Service Cost	29	30
Accumulated other comprehensive income	$337	$576
Accumulated benefit obligation at end of year	$(912)	$(653)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

The underfunded balance of $1,108,000 and $782,000 was included in other long-term liabilities on the consolidated balance sheets as of December 30, 2011 and December 31, 2010.

Net periodic pension cost associated with the Japan Plan for the years ended December 30, 2011 and December 31, 2010 include the following components (in thousands):

	2011	2010
Service cost	$174	$234
Interest cost	6	13
Net amortization of transition obligation	16	15
Actuarial Loss	(117)	(24)
Prior Service Cost	(1)	(1)
Net periodic pension cost	$78	$237

Changes in other comprehensive income (loss) associated with the Japan Plan for the years ended December 30, 2011 and December 31, 2010 include the following components (in thousands):

	2011	2010
Amortization of transitional obligation	$16	$15
Net actuarial (loss) gain of current year	(137)	413
Actuarial loss recorded in current year	(117)	(24)
Prior Service Cost	(1)	(1)
Change in other comprehensive income (loss)	$(239)	$403

The amount in accumulated other comprehensive income as of December 30, 2011that is expected to be recognized as a component of the net periodic pension cost in fiscal 2012 is approximately $45,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated on December 30, 2011and December 31, 2010 using the following assumptions:

	2011	2010
Discount rate	.70%	.70%
Salary increases	2.00%	2.00%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	8.61	6.49

The discount rate of 0.7% for the periods ending December 30, 2011 and December 31, 2010 is based on the approximate Japanese government bond rate with a term of 10 to 20 years.

The salary increase average rate of 2% was based on the Company’s best estimate of future increases over time.

On September 30, 2009, all assets of the Japan Plan were liquidated as part of the Distribution. The estimated future benefit payments for the Japan Plan are as follows (in thousands):

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Fiscal Year
2012	$64
2013	70
2014	72
2015	86
2016	105
2017 – 2021	644
Total	$1,041

Defined Contribution Plan

The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in North America. During the fiscal year ended December 30, 2011, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to the $16,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company makes a contribution of 50% of the employee’s contribution up to the first 2% of the employee’s compensation, and 25% of the next 4% of compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.  During the years ended December 30, 2011, December 31, 2010, and January 1, 2010, the Company made contributions, net of forfeitures, of $150,000, $123,000, and $94,000, respectively, to the 401(k) Plan. The Company also made a one-time discretionary contribution of $47,000 to qualified employees.

Note 14 — Stockholders’ Equity

Common Stock

During fiscal year 2011, the Company issued 155,000 shares of restricted stock to certain employees. Restricted shares are issued at fair market value on the date of grant, vest over a period of one to four years, and are subject to forfeiture until vested or the service period is achieved and the restriction is lapsed or terminated.    As the restriction lapses and the stock vests, the expense is included in stock-based compensation. As of December 30, 2011 none of these restricted shares had vested.

Share-Based Payments

The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income is set forth below (in thousands):

	Fiscal Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Stock based compensation expense	$1,361	$852	$926
Restricted stock expense	466	285	194
Common stock issued to employees	—	—	286
Consultant compensation	87	111	22
Total	$1,914	$1,248	$1,428

There was no net income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance (see Note 12).  In addition, the Company capitalized $121,000, $85,000, and $118,000 of stock based compensation to inventory for the fiscal years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively, and recognizes those amounts as expense in Cost of Sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan and the 1998 Stock Option Plan (the “Restated Plans”). Under provisions of the 2003 Plan, all of the unissued shares in the Restated Plans are reserved for issuance in the 2003 Plan. Each year the number of shares reserved for issuance under the 2003 Plan has been increased as necessary to provide that 2% of the total shares of common stock outstanding on the immediately preceding December 31 would be reserved for issuance, up to a maximum of 1,586,371 additional shares, and a maximum total of 6,500,000 shares issuable under the 2003 Plan and all of the Restated Plans incorporated in it. The 6,500,000 maximum shares were reached on January 1, 2007. On May 19, 2010, the stockholders of STAAR approved the Restated 2003 Omnibus Plan, which increased the number of shares available for grants under the Plan by 2,000,000 shares and extended the term of the plan to May 18, 2020.

Shares subject to grants under the 2003 Omnibus Plan and Restated Plans that lapse or terminate in accordance with their terms become available for new grants under the 2003 Omnibus Plan. As of December 30, 2011, approximately 1,712,198 shares were authorized and available for grants under the 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options and restricted stock. Options under the plan are granted at fair market value on the date of grant, become exercisable generally over a three- or four-year service period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. Pursuant to the plan, options for 3,058,778 shares were outstanding at December 30, 2011 with exercise prices ranging between $0.95 and $10.77 per share. There were 155,000 shares of restricted stock outstanding at December 30, 2011.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Pursuant to the plan, options for 5,000 shares were outstanding at December 30, 2011 with an exercise price of $3.60 per share.  No further awards may be made under this plan.

During the fiscal year ended December 30, 2011, officers, employees and others exercised 850,958 options from the 1995, 1998, and 2003 stock option plans at prices ranging from $0.95 to $7.86 resulting in net cash proceeds to the Company totaling $3,343,000.

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

	Fiscal Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Expected dividend yield	0%	0%	0%
Expected volatility	77%	80%	74%
Risk-free interest rate	1.82%	2.13%	1.92%
Expected term (in years)	5.49	5.60	5.5

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

A summary of option activity under the Plans as of December 30, 2011 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2010	3,331	4.35
Granted	695	5.91
Exercised	(851)	3.93
Forfeited or expired	(111)	5.21
Outstanding at December 30, 2011	3,064	$4.79	6.51	$17,369
Exercisable at December 30, 2011	1,979	$4.48	5.14	11,894

The weighted-average grant-date fair value of options granted during the fiscal years ended December 30, 2011, December 31, 2010, and January 1, 2010, was $3.85, $3.13, and $0.96 per option respectively.  The total fair value of options vested during fiscal years ended December 30, 2011, December 31, 2010, and January 1, 2010, was $1,049,000, $1,143,000, and $1,194,000, respectively. The total intrinsic value of options exercised during the fiscal years ended December 30, 2011, December 31, 2010, and January 1, 2010, was $2,533,000, $701,000, and $1,000, respectively.

A summary of the Company’s non-vested options as of December 30, 2011 and changes during the period is presented below:

Nonvested Options	Options (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	885	$2.89
G Granted	694	4.16
V Vested	(383)	2.70
F Forfeited	(111)	3.78
N Nonvested at December 30, 2011	1,085	$5.35

As of December 30, 2011, there was $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.00 years.

The following table summarizes information about stock options outstanding and exercisable at December 30, 2011 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding at December 30, 2011	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 30, 2011	Weighted-Average Exercise Price
$0.95	60	7.25 years	$0.95	39	0.95
$1.56 to $ 2.30	394	6.29 years	$2.21	394	$2.21
$2.45 to $ 3.60	312	7.24 years	$3.23	181	$3.10
$3.75 to $5.29	815	5.31 years	$4.30	680	$4.21
$5.39 to $7.32	1,251	7.44 years	$5.86	516	$6.19
$7.50 to $8.12	232	4.98 years	$8.21	169	$7.94
	3,064	6.51 years	$4.79	1,979	$4.48

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

A summary of warrants to purchase Company stock issued to Broadwood as discussed inNote 10 as of December 30, 2011 is presented below:

Warrants	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2010	1,470	$4.10
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 30, 2011	1,470	$4.10	2.62	$6,020
Exercisable at December 30, 2011	1,470	$4.10	2.62	$6,020

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

Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of December 30, 2011 were approximately as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2012	$2,307	$947
2013	2,010	774
2014	1,870	152
2015	1,437	39
2016	1,381	—
Thereafter	—	—
Total minimum lease payments	$9,005	$1,912
Less amounts representing interest	—	(191)
	$9,005	$1,721

Rent expense was approximately $1.8 million, $1.8 million, and $2.2 million for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively (adjusted for Domilens).

The Company had the following assets under capital lease at December 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Machinery and equipment	$3,414	$3,385
Furniture and fixtures	1,255	1,185
Leasehold improvements	133	133
	4,802	4,703
Less accumulated depreciation	3,388	3,033
	$1,414	$1,670

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Depreciation expense for assets under capital lease for each of the years ended December 30, 2011, December 31, 2010, and January 1, 2010, was approximately $615,000, $713,000, and $1,020,000, respectively.

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

Note 16 — Related Party Transactions

The Company has made various advances to certain employees.   Amounts due from employees included in prepaids, deposits, and other current assets at December 30, 2011 and December 31, 2010 were $10,000 and $93,000, respectively.

Note 17 — Supplemental Disclosure of Cash Flow Information

Interest paid was $471,000, $981,000, and $432,000 for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively. Income taxes paid amounted to approximately $649,000, $1,362,000, and $1,141,000 for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

Non-cash investing activities and financing activities:	2011	2010	2009
Assets obtained by capital lease	331	940	690
Common stock issued for services	—	—	424
Common stock issued in lieu of vacation	—	—	24
Warrants issued to Broadwood	—	—	290

Note 18 — Basic and Diluted Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	2011	2010	2009
Numerator:
Net Income (loss)	$1,348	$53	$(6,200)
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	35,578	34,919	32,569
Less: Unvested restricted stock	(144)	(94)	(71)
Denominator for basic calculation	35,434	34,825	32,498
Weighted average effects of dilutive equity-based compensation awards:
Employee stock options	859	—	—
Warrants	585	—	—
Denominator for diluted calculation	36,878	34,825	32,498

Net income (loss) per share – basic	$0.04	$0.00	$(0.19)
Net income (loss) per share - diluted	$0.04	$0.00	$(0.19)

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

	2011	2010	2009
Options and restricted stock	1,245	3,886	3,863
Warrants	—	70	1,183
Preferred Stock	—	—	1,700
Total	1,245	3,956	6,746

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Note 19 — Geographic and Product Data

The Company markets and sells its products in approximately 60 countries and has manufacturing sites in the United States, Switzerland and Japan. Other than the United States, Japan, Korea, China, and Spain the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s sales to unaffiliated customers is set forth below (in thousands):

Net sales to unaffiliated customers	2011	2010	2009
United States	$13,852	$14,957	$16,088
Japan	15,690	13,607	12,884
Korea	8,142	6,082	5,366
China	6,354	3,910	2,855
Others*	18,727	16,402	13,867
Total	$62,765	$54,958	$51,060

*No other location individually exceeds 5% of total sales.

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are IOLs used in cataract surgery and ICLs used in refractive surgery.  The composition of the Company’s net sales by product line is as follows (in thousands):

Net sales by product line	2011	2010	2009
ICLs	$32,072	$24,300	$21,046
IOLs	27,547	27,550	26,299
Other surgical products	3,146	3,108	3,715
Total	$62,765	$54,958	$51,060

The composition of the Company’s long-lived assets, consisting of property and equipment, between those in the United States, Switzerland, Japan and Australia is set forth below (in thousands):

Long-lived assets	2011	2010
U.S	$1,460	$1,318
Switzerland	1,010	967
Japan	1,752	1,429
Australia	—	18
Total	$4,222	$3,732

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2011 and December 31, 2010

Note 20 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for fiscal 2011 and 2010 is as follows (in thousands except per share data):

December 30, 2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Sales	$14,849	$16,269	$15,266	$16,381
Gross profit	9,629	10,861	10,450	11,429

Net income	300	861	77	109
Income per share– basic	0.01	0.02	0.00	0.00
Income per share– diluted	0.01	0.02	0.00	0.00

Net income per share – basic	0.01	0.02	0.00	0.00
Net income per share – diluted	0.01	0.02	0.00	0.00

December 31, 2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Sales	$13,778	$13,639	$13,152	$14,389
Gross profit	8,829	8,679	8,260	9,308
Loss from continuing operations	(636)	(1,628)	(1,158)	(691)
Income from discontinued operations, net of taxes	4,166	—	—	—
Net income (loss)	3,530	(1,628)	(1,158)	(691)
Loss per share from continuing operations – basic	(0.02)	(0.05)	(0.03)	(0.02)
Loss per share from continuing operations – diluted	(0.02)	(0.05)	(0.03)	(0.02)
Income per share from discontinued operations, basic and diluted	0.12	—	—	—
Net income (loss) per share – basic	0.10	(0.05)	(0.03)	(0.02)
Net income (loss) per share – diluted	0.10	(0.05)	(0.03)	(0.02)

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 21 — Manufacturing Consolidation Project and Tax Strategy

During 2011 the Company devoted significant resources to two initiatives: a project to consolidate global manufacturing, and development of a strategy to optimize its global organization for tax purposes. The goal of both of these strategies is to continue the Company’s improvement in gross profit margin by reducing costs and to position the Company for future growth. STAAR currently manufactures its products in four facilities worldwide. It has developed a plan to methodically consolidate its manufacturing in a single site at its Monrovia, California location by the end of 2013, which is expected subsequently to yield significant savings in cost of goods and to lower its global administrative costs and reduce income taxes.

The Company expects these initiatives to cost approximately $6 million over a three-year period, of which it incurred approximately $1.1 million during 2011. These expenses are included in other general and administrative expenses in the consolidated statement of operations for the year ended December 30, 2011. Expenditures to date have largely consisted of professional fees to advisors and consultants. The Company also expects to spend approximately $2.4 million in capital expenditures to consolidate its manufacturing.

A summary of the activity for these initiatives is presented below as of December 30, 2011 (in thousands):

	Termination Benefits	Other Associated Costs	Total
Liability at December 31, 2010	$—	$—	$—
Costs incurred and charged to expense	36	1,024	1,060
Cash payments	—	(931)	(931)
Liability at December 30, 2011	$36	$93	$129

Total costs incurred to date	$36	$1,024	$1,060
Total costs expected to be incurred	$1,474	$4,526	$6,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

STAAR Surgical Company

Monrovia, CA

The audits referred to in our report dated March 8, 2012 relating to the consolidated financial statements of STAAR Surgical Company and Subsidiaries, which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule contained in Schedule II.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Los Angeles, California
March 8, 2012

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
2011
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,423	$195	$489	$1,128
Deferred tax asset valuation allowance	51,689	—	118	51,571
	$53,112	$195	$607	$52,699
2010
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,332	$410	$319	$1,423
Deferred tax asset valuation allowance	50,801	888	—	51,689
	$52,133	$1,298	$319	$53,112
2009
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$846	$612	$126	$1,332
Deferred tax asset valuation allowance	47,708	3,093	—	50,801
	$48,554	$3,705	$126	$52,133

