Form 10-Q
period 2012-03-30
STAAR SURGICAL CO
filed 2012-05-03
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2012
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

The registrant has 36,440,050 shares of common stock, par value $0.01 per share, issued and outstanding as of April 27, 2012.

STAAR SURGICAL COMPANY

INDEX

PAGE
NUMBER
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 5. Other Information	22

Item 6. Exhibits	23

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	March 30, 2012	December 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$16,445	$16,582
Restricted cash	—	129
Accounts receivable trade, net	8,331	9,089
Inventories, net	11,145	10,933
Prepaids, deposits and other current assets	2,583	1,921
Total current assets	38,504	38,654
Property, plant and equipment, net	4,171	4,222
Intangible assets, net	2,673	2,989
Goodwill	1,786	1,786
Deferred income taxes	151	152
Other assets	1,135	1,203
Total assets	$48,420	$49,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,082	$4,261
Line of credit	2,420	2,580
Deferred income taxes	472	472
Obligations under capital leases	869	597
Other current liabilities	5,661	6,106
Total current liabilities	12,504	14,016
Obligations under capital leases	736	1,124
Deferred income taxes	766	708
Other long-term liabilities	3,691	3,700
Total liabilities	17,697	19,548

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; 36,244 and 36,041 shares issued and outstanding at March 30, 2012 and December 30, 2011	362	360
Additional paid-in capital	158,944	157,383
Accumulated other comprehensive income	1,875	2,405
Accumulated deficit	(130,458)	(130,690)
Total stockholders’ equity	30,723	29,458
Total liabilities and stockholders’ equity	$48,420	$49,006

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011

Net sales	$15,509	$14,849
Cost of sales	4,607	5,220

Gross profit	10,902	9,629

General and administrative	3,860	3,397
Marketing and selling	4,663	4,459
Research and development	1,546	1,432
Other general and administrative expenses	555	133

Operating income	278	208

Other income (expense):
Interest income	—	13
Interest expense	(95)	(153)
Gain on foreign currency transactions	67	372
Other income, net	214	163
Total other income, net	186	395

Income before provision for income taxes	464	603
Provision for income taxes	232	303
Net income	$232	$300

Net income per share – basic	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01

Weighted average shares outstanding – basic	36,071	35,188
Weighted average shares outstanding - diluted	38,420	36,389

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except par value amounts)

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Net income	$232	$300
Other comprehensive loss:
Foreign currency translation	(518)	(306)
Pension liability adjustment	(12)	(15)
Other comprehensive loss	(530)	(321)
Comprehensive loss	$(298)	$(21)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income	$232	$300
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	317	307
Amortization of intangibles	175	197
Deferred income taxes	57	44
Fair value adjustment of warrant	14	(103)
Gain on disposal of property and equipment	—	(14)
Change in net pension liability	72	60
Stock-based compensation expense	687	355
Other	40	(81)
Changes in working capital:
Accounts receivable	556	666
Inventories	(432)	548
Prepaids, deposits and other current assets	(665)	(473)
Accounts payable	(1,100)	(87)
Other current liabilities	(390)	(1,169)
Net cash (used in) provided by operating activities	(437)	550

Cash flows from investing activities:
Acquisition of property and equipment	(287)	(44)
Release of restricted cash	129	—
Proceeds from sale of property and equipment	—	26
Net change in other assets	—	48
Net cash (used in) provided by investing activities	(158)	30

Cash flows from financing activities:
Repayment of capital lease obligations	(195)	(131)
Proceeds from exercise of stock options	837	606
Net cash provided by financing activities	642	475

Effect of exchange rate changes on cash and cash equivalents	(184)	(219)

(Decrease) increase in cash and cash equivalents	(137)	836
Cash and cash equivalents, at beginning of the period	16,582	9,376
Cash and cash equivalents, at end of the period	$16,445	$10,212

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2012

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 30, 2011 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.

The condensed consolidated financial statements for the three months ended March 30, 2012 and April 1, 2011, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 30, 2012 and April 1, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Note 2 — Restricted Cash

On March 2, 2010, as part of the disposition of Domilens, the Company deposited $136,000 into a restricted escrow account to provide for the potential payment of unaccrued taxes assessed for periods prior to December 31, 2009.  The balance of funds remaining on December 30, 2011, if any, after the payment of such taxes, were to be distributed to STAAR from the escrow account. During February 2012, the Company received the full amount of the deposit.

Note 3 — Inventories

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	March 30,	December 30,
	2012	2011
Raw materials and purchased parts	$1,863	$1,883
Work-in-process	1,847	2,055
Finished goods	7,874	7,476
	11,584	11,414
Inventory reserves	(439)	(481)
	$11,145	$10,933

Note 4 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	March 30,	December 30,
	2012	2011
Prepaids and deposits	$1,816	$1,330
Other current assets	767	591
	$2,583	$1,921

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2012

(Unaudited)

Note 5 – Amortizable Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	March 30, 2012			December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,814	$(9,605)	$1,209	$10,868	(9,508)	$1,360
Customer relationships	1,898	(807)	1,091	2,023	(809)	1,214
Developed technology	1,206	(833)	373	1,286	(871)	415
Total	$13,918	(11,245)	$2,673	$14,177	(11,188)	$2,989

As of March 30, 2012 the gross carrying amount of amortizable intangible assets decreased by $259,000 due to changes in the foreign exchange rate.

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 30, 2012	December 30, 2011
Accrued salaries and wages	$2,041	$2,051
Accrued bonuses	456	1,520
Accrued audit fees	193	322
Accrued income taxes	801	324
Customer credit balances	540	559
Accrued insurance	498	392
Other	1,132	938
	$5,661	$6,106

Note 7 – Pension Plans

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Service cost	$121	$140
Interest cost	33	34
Expected return on plan assets	(26)	(26)
Amortization of unrecognized transitional obligation	4	4
Recognized actuarial gain	(1)	(6)
	$131	$146

During the three months ended March 30, 2012 and April 1, 2011, the Company made cash contributions totaling approximately $68,000 to its Swiss pension plan and expects to make additional cash contributions totaling approximately $204,000 during the remainder of 2012. The Company is not required to and does not make contributions to its Japan pension plan. Benefits are paid from operating cash flows and were not material during the quarter ended March 30, 2012.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2012

(Unaudited)

Note 8 — Lines of Credit and Capital Lease Obligations

Lines of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank, which provides for borrowings of up to 300,000,000 Yen (approximately $3.6 million based on the rate of exchange on March 30, 2012), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of March 30, 2012) plus 1.125%. The agreement may be renewed annually (the current line expires on April 2, 2013). The credit facility is not collateralized. The Company had 200,000,000 Yen outstanding on the line of credit as of March 30, 2012 and December 30, 2011, (approximately $2.4 million and $2.6 million based on the foreign exchange rates on March 30, 2012 and December 30, 2011) which approximates fair value due to the short-term maturity and market interest rates of the line of credit. In case of default, the interest rate will increase to 14% per annum. As of March 30, 2012, 100,000,000 Yen (approximately $1.2 million based on the rate of exchange on March 30, 2012) of the line was available for borrowing.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs (approximately $1.1 million at the rate of exchange on March 30, 2012), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement renews automatically on an annual basis based on the same terms, assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains customary conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report. There were no borrowings outstanding as of March 30, 2012 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

Capital Lease Obligations

The Company leases certain property, plant, and equipment under non-cancelable capital lease agreements. These leases vary in amount, duration, and rates.

Estimated future minimum payments under capital lease obligations are as follows (in thousands):

Fiscal Year	March 30, 2012	December 30, 2011
2012	$767	$947
2013	769	774
2014	157	152
2015	75	39
Thereafter	—	—
Total minimum lease payments	$1,768	$1,912
Less: interest	(163)	(191)
Total lease obligation	$1,605	$1,721

Current	$869	$597
Long-term	$736	$1,124

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2012

(Unaudited)

Note 9 — Basic and Diluted Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended
	March 30, 2012	April 1, 2011
Numerator:
Net Income	$232	$300

Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	36,237	35,307
Less: Unvested restricted stock	(166)	(119)
Denominator for basic calculation	36,071	35,188
Weighted average effects of dilutive equity-based compensation awards:
Employee stock options	1,442	785
Warrants	907	416
Denominator for diluted calculation	38,420	36,389

Net income per share – basic	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01

The following table sets forth (in thousands) the weighted average number of options and warrants to purchase shares of common stock, restricted stock and preferred stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended
	March 30, 2012	April 1, 2011
Options and restricted stock	398	1,167
Warrants	—	70
Total	398	1,237

Note 10 — Geographic and Product Data

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

	Three Months Ended
	March 30, 2012	April 1, 2011
United States	$3,174	$3,533
Japan	3,857	3,845
Korea	1,903	1,384
China	2,106	1,204
Other	4,469	4,883
Total	$15,509	$14,849

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2012

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

	Three Months Ended
	March 30, 2012	April 1, 2011
IOLs	$6,358	$7,120
ICLs	8,605	6,897
Core products	14,963	14,017
Other Surgical Products	546	832
Total	$15,509	$14,849

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating foreign currency exchange rates (to the extent the Company’s transactions are not in U.S. dollar), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 11— Commitments and Contingencies

The Company has accrued $0.3 million as of March 30, 2012 in termination benefit cost in connection with its manufacturing consolidations project. The accrual represents STAAR’s current best estimate of the termination benefits that will be paid to the terminated employees. The total severance which is expected to be paid over a two-year period is approximately $1.5 million.

Note 12 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	March 30, 2012	April 1, 2011
Stock-based expense	$521	$270
Restricted stock expense	127	96
Consultant compensation	39	(11)
Total	$687	$355

The Company recognized no net income tax benefit in its income statement for share-based compensation arrangements because the Company fully offsets net deferred tax assets with a valuation allowance. In addition, the Company capitalized $39,000 and $35,000 of stock compensation to inventory for the three months ended March 30, 2012 and April 1, 2011 and recognizes those amounts as expense in cost of sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan, and the 1998 Stock Option Plan (the “Restated Plans”). On May 19, 2010, the stockholders of STAAR approved the Restated 2003 Omnibus Plan, which increased the number of shares available for grants under the plan by 2,000,000 shares and extended the term of the plan to May 18, 2020. As of March 30, 2012, there were 1,205,199 shares authorized and available for grants under the Restated 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and may grant in the future performance contingent shares. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Pursuant to the plan, options for 3,335,445 shares were outstanding at March 30, 2012 with exercise prices ranging between $0.95 and $11.00 per share. Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. There were 187,500 shares of restricted stock outstanding at March 30, 2012.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2012

(Unaudited)

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. The Company has calculated a 9.92% estimated forfeiture rate used in the model for fiscal year 2012 option grants based on historical forfeiture experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended
	March 30, 2012	April 1, 2011
Expected dividend yield	0%	0%
Expected volatility	79.64%	76.96%
Risk-free interest rate	0.84%	2.01%
Expected term (in years)	5.21	5.49

A summary of option activity under the Plans as of March 30, 2012 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2011	3,064	$4.79	—	—
Granted	424	10.97	—	—
Exercised	(145)	5.76	—	—
Forfeited or expired	(8)	6.51	—	—
Outstanding at March 30, 2012	3,335	$5.53	6.75	$17,749
Exercisable at March 30, 2012	2,079	$4.40	5.27	$13,366

The weighted-average grant-date fair value of options granted during the three months ended March 30, 2012 and April 1, 2011 was $7.07 and $3.59 per option. The total fair value of options vested during the three months ended March 30, 2012 and April 1, 2011 was $739,673 and $285,049, respectively. During the three months ended March 30, 2012 and April 1, 2011, respectively, 145,332 and 160,165 options were exercised with an intrinsic value of $741,457 and $333,215.

A summary of the status of the Company’s non-vested shares as of March 30, 2012 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2011	1,085	$5.35
Granted	424	7.07
Vested	(245)	3.01
Forfeited	(8)	4.23
Nonvested at March 30, 2012	1,256	$4.81

As of March 30, 2012, the Company had $4.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.37 years.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2012

(Unaudited)

Note 13 — Manufacturing Consolidation Project and Tax Strategy

Since 2011 the Company devoted significant resources to two initiatives: a project to consolidate global manufacturing, and development of a strategy to optimize its global organization for tax purposes. The goal of both of these strategies is to continue the Company’s improvement in gross profit margin by reducing costs and to position the Company for future growth. STAAR currently manufactures its products in four facilities worldwide. It has developed a plan to consolidate its manufacturing in a single site at its Monrovia, California location by the end of 2013, which is expected subsequently to yield significant savings in cost of goods and to lower its global administrative and regulatory costs and reduce income taxes.

The Company expects these initiatives to cost approximately $6 million over a three-year period, of which it has incurred approximately $1.6 million to date. These expenses are included in “other general and administrative expenses” in consolidated statement of income for the period ended March 30, 2012. Expenditures to date have largely consisted of professional fees to advisors and consultants, salaries, severance, asset retirement obligation and other. The Company also expects to spend approximately $2.4 million in capital expenditures to consolidate its manufacturing.

A summary of the activity for these initiatives is presented below as of March 30, 2012 (in thousands):

	Termination Benefits	Other Associated Costs	Total
Liability at December 31, 2010	$—	$—	$—
Costs incurred and charged to expense	36	1,024	1,060
Cash payments	—	(678)	(678)
Liability at December 30, 2011	$36	$346	$382
Costs incurred and charged to expense	$229	$326	$555
Cash payments	$—	$(284)	$(284)
Liability at March 30, 2012	$265	$388	$653

Total costs incurred to date	$265	$1,350	$1,615
Total costs expected to be incurred	$1,474	$4,526	$6,000

Note 14 — Supplemental Disclosure of Cash Flow Information

Interest paid was $91,638 and $153,757 for the three months ended March 30, 2012 and April 1, 2011, respectively. Income taxes paid was approximately $223,160 and $30,245 for the three months ended March 30, 2012 and April 1, 2011, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

	March 30, 2012	April 1, 2011
Non-cash investing and financing activities:
Assets obtained by capital lease	$145	$36

Note 15— New Accounting Pronouncements

During the three months ended March 30, 2012, there were no new accounting pronouncements that would have a material effect on our unaudited condensed consolidated financial statements. For a description of recent accounting pronouncements relevant to us, please refer “Recent Accounting Pronouncements” included in Note 1 of our Annual Report on Form 10-K for the year ended December 30, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and STAAR can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of STAAR. These factors include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011. STAAR undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

The following discussion should be read in conjunction with STAAR’s interim condensed financial statements and the related notes provided under “Item 1— Financial Statements” above.

Overview

STAAR Surgical Company designs, develops, manufactures and sells implantable lenses for the eye. We are the world’s leading manufacturer of intraocular lenses used in corrective or “refractive” surgery, and we also make lenses for use in surgery that treats cataracts. All of the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Cataract surgery is a relatively common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses. We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs” and market them under the Visian® brand name. The field of refractive surgery includes both lens-based procedures, using products like the Visian ICL®, and laser-based procedures like LASIK. Successful refractive surgery can correct common vision disorders such as myopia, hyperopia and astigmatism.

Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise, “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

STAAR Surgical Company, Visian®, Collamer®, STAARVISC®, Elastimide®, nanoFLEX® nanoPOINT®, CentraFLOW™, AquaPORT™, Epiphany® and AquaFlow® are trademarks or registered trademarks of STAAR in the U.S. and other countries.

Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

Background Regarding Our Business

A detailed description of STAAR’s business appears in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011, along with a glossary explaining many of the specialized terms used in describing our products and our business. We recommend that readers unfamiliar with STAAR refer to that description.

Visian Implantable Collamer Lenses. Sales of refractive lenses make up over half of our total sales. Made from our proprietary biocompatible Collamer material, STAAR’s Visian ICL and Visian Toric ICL®, or TICL®, treat refractive disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism. The surgeon implants the foldable Visian lens through a tiny incision, generally under topical anesthesia. STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006. STAAR began selling the Visian TICL outside the U.S. in 2002. STAAR’s goal is to position the ICL and TICL throughout the world as primary choices for refractive surgery.

Sales of ICLs during the three months ended March 30, 2012 were $8.6 million, compared to $6.9 million for the same period in the prior year. Having surpassed our sales of IOLs for the first time in the second quarter of 2011, ICL sales represented approximately 56% of total net sales in the three-month period.

IOLs - Intraocular Lenses for Cataract Surgery. Sales of foldable IOLs used in minimally invasive cataract surgery made up approximately 41% of our total sales in the first quarter. Our range of IOLs includes the following:

•	Aspheric IOLs, available in single-piece and three-piece designs made from Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material and in a three piece design made from silicone. Aspheric IOLs are designed to improve the patient’s quality of vision when compared to earlier spherical IOL designs. The three piece aspheric silicone lens is available in all major markets globally and is sold preloaded in markets outside of the U.S. The Collamer three piece lens is only marketed and sold in the U.S. and Canada.

•	The nanoFLEX IOL, a single-piece Collamer aspheric IOL that can be implanted through a micro-incision with a single-use disposable nanoPOINT injector system is available in the U.S and territories that accept the CE Mark.

•	The Preloaded Injector, a three-piece silicone or acrylic IOL preloaded into a single-use disposable injector and currently available outside the U.S. The acrylic IOL Preloaded Injector uses an acrylic lens sourced from another manufacturer.

•	STAAR Toric a single piece silicone toric IOL, used in cataract surgery to treat preexisting astigmatism and is currently only marketed in the U.S and Canada. A Collamer version of our toric IOL –nanoFLEX Toric has CE mark approval and will be available in markets covered by CE during the second quarter of 2012. Astigmatism is a condition that causes blurred vision when an irregular shape of the cornea prevents light from focusing properly on the retina.

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

Sales of IOLs during the three months ended March 30, 2012 were $6.4 million, compared to $7.1 million for the same period in the prior year. IOL sales represented approximately 41% of total net sales in the three-month period.

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

Sales of other surgical products during the three months ended March 30, 2012 were $0.5 million, compared to $0.8 million for the same period in the prior year, representing approximately 3% of total net sales in the three-month period.

Operations

STAAR has significant operations both within and outside the U.S. Sales from activities outside the U.S. accounted for approximately 80% of our total sales for the quarter ended March 30, 2012. STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California. STAAR operates an administrative, manufacturing and distribution facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. STAAR operates administrative, manufacturing and distribution facilities in Chiba Prefecture, Japan under its wholly owned subsidiary, STAAR Japan Inc. We also have a manufacturing facility in Aliso Viejo, California.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries.

STAAR has developed a plan to methodically consolidate its manufacturing in a single site at its Monrovia, California location by the end of 2013, which is expected subsequently to yield significant savings in cost of goods and to lower our global administrative and regulatory costs and reduce income taxes. This plan, which is subject to significant risks, is described in greater detail under the caption “Manufacturing Consolidation Project and Tax Strategy.”

Strategy and Key Operational Metrics

STAAR’s strategy is to be valued as a leading global provider of innovative intraocular lens system technologies. STAAR will employ a focused commercialization strategy that enables sustainable profitable growth.

STAAR’s key operational metrics in 2012 are guided by two principal strategic goals: to achieve and maintain profitability and to lay the groundwork for further growth. In pursuit of these goals, STAAR has aligned its business initiatives during 2012 along five key operational metrics it uses to gauge its success during the year. Those metrics are currently established as follows:

•	Increase total revenue by 15%.

•	Grow Visian ICL sales by 32% or greater.

•	Increase gross profit margins to achieve a level of 71% for the full year.

•	Achieve profitability in all four quarters of 2012.

•	Manage the manufacturing consolidation with no material disruption to customer supply requirements.

Increase total revenue by 15%. In the first quarter of 2011, STAAR achieved growth of 8% in total revenue and 14% for the full year.  In the first quarter of 2012, STAAR achieved growth of 4% in total revenue and 7% in core product revenue. As STAAR continues to de-emphasize its less profitable non-core products, it is targeting 15% growth in total revenue during 2012.  Achieving this goal will require continued strong growth in sales of our core products, especially ICLs.  We have established a specific metric for ICL sales, as described below.

Grow Visian ICL sales by 32% or greater. In the first quarter of 2011, global sales of Visian ICLs and TICLs increased by 18% and grew 32% for the full year.   STAAR has set a goal of increasing this growth rate by 32% or greater for fiscal year 2012.  In the first quarter, we achieved a level of 25% growth, with growth of 30% on our top eleven targeted markets. Because Visian products are used in elective surgery, the rate of sales growth depends on continued improvement in global economic conditions.   We discuss recent trends in Visian sales in greater detail below under the heading Visian ICL and TICL sales.

Increase gross profit margin to achieve a level of 71% for the full year. STAAR’s gross profit margin for the first quarter of 2012 was 70.3%.  STAAR is targeting a level of 71% for the fiscal year 2012.  Cost savings and the change in product mix contributed to improving margins. Visian products yield a significantly higher profit margin than IOLs.  Among IOLs, STAAR has increased average selling prices by emphasizing sales of its higher value IOLs, such as nanoFLEX and our Toric IOL.  Preloaded IOL sales in some territories, especially Japan, have historically yielded good profit margins.  Since 2009 STAAR has de-emphasized lower margin sales of non-IOL, non-ICL products.

Achieve profitability in all four quarters of 2012. STAAR achieved net earnings of $0.2 million, or $0.01 per share, in the first quarter of 2012, marking the fifth consecutive quarter during which STAAR has reported net income.  STAAR believes that its achievement of net income represents continued momentum for the company and strengthens its expectations for achieving the goal of profitability in all four quarters of 2012 and for the full year.  We caution that STAAR has just crossed the threshold of profitability, and sustained profitability remains vulnerable to the competitive nature of our industry and to the risk factors described in our Annual Report on Form 10-K.

Manage the manufacturing consolidation with no material disruption to customer supply requirements. In the third quarter of 2011, STAAR announced its plans to consolidate its manufacturing activities in Nidau, Switzerland and Chiba Prefecture, Japan into the existing manufacturing facility located in Monrovia, California. We manufacture the Visian ICL product line in Nidau and the pre-loaded lens and injector systems in Chiba Prefecture. Cross-functional teams from each location are working on transferring the necessary equipment, documentation, know-how and related material to assure a smooth transition. We continued to meet customer demand, to wit, product backlog did not increase during the quarter. At this stage, the project appears to be on track.

Other Highlights

Global Visian ICL and TICL Sales

STAAR continues to focus its Visian marketing and sales efforts in the top eleven refractive markets, based on the success of this strategy from 2009 through 2011. These markets include the U.S., Japan, Korea, China, India, Italy, Spain, Middle East, Germany, U.K., and Latin America.

Since 2009, STAAR has experienced a breakthrough in market penetration in Korea, where it believes implants of Visian products have reached approximately 13% of the total volume of refractive surgery procedures. Revenues from sales of Visian ICL products in Korea increased 37% in the first quarter of 2012. Because of the rapid growth of Visian ICL sales and market share in Korea, STAAR is using Korea as a model of best practices for marketing that may serve to significantly increase market share in other key territories. Other territories where Visian products have experienced significant growth in the first three months of 2012 over prior year were China, Japan, and India.

In September 2011, STAAR launched the V4c model of the Visian ICL with CentraFLOW technology in countries that recognize the CE Mark. The CentraFLOW technology uses a proprietary port in the center of the ICL optic of a size determined to optimize the flow of fluid within the eye, which eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant or a surgical iridotomy at time of implant. By simplifying the procedure and increasing patient comfort, the V4c makes the superior visual outcomes of the Visian ICL available through a surgical implantation experience closer to LASIK, which should attract new surgeons and patients to the product. Uptake of the new product exceeded STAAR’s expectations in the fourth quarter of 2011, as approximately 25% of the Visian ICL and TICL sales volume in Europe transitioned to V4c. In the first quarter of 2012, approximately 58% of the Visian ICL and TICL sales volume in Europe transitioned to V4c. STAAR expects its customers’ enthusiasm for the simplified V4c procedure to continue driving increased Visian ICL sales in 2012.

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

In some key markets of the Asia Pacific region where STAAR has not yet introduced the V4b, STAAR is seeking approval of the V4c and plans to move directly to that model as quickly as regulatory timelines allow.

STAAR received approval to sell the TICL in Japan on November 24, 2011. Current approvals in Japan cover the V4 models of ICL and TICL. STAAR will seek approval for the V4c as well. STAAR is seeking approval of the TICL in U.S., the only remaining significant Visian market where approval has not been issued.

STAAR’s ability to maintain or accelerate the rate of growth in Visian ICL sales will partly depend on continued improvement in worldwide economic conditions and progress with regulatory agencies. ICL surgery is a relatively expensive elective procedure and is seldom reimbursed by insurers or government agencies. STAAR believes that the global recession reduced overall demand for refractive surgery particularly in the U.S., and it has been reported that while consumer spending and consumer confidence are improving, they have not returned to pre-recession levels.

In May 2011 STAAR received approval to market the Visian model V4 ICL in Brazil. This approval helped to drive STAAR’s decision to target the Latin American market for Visian ICL growth, and we have added sales and marketing resources in the region to capitalize on the new opportunity. In addition, STAAR is working to expand regulatory approvals in that market.

We consider Visian ICL sales growth in the U.S. market important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

In the U.S., sales in the private sector continued to increase, up by 6% in the quarter. Sales to the military declined by 34% in the quarter. Military sales accounted for 8% of total U.S. ICL sales during the quarter, compared to 12% in the first quarter of 2011.  STAAR believes the increase in private sector sales resulted from its efforts to drive greater adoption and increased usage of the lower diopter range among its existing customer base.  If the economy continues to improve, and overall refractive procedures volume increases, STAAR could see further growth in private sector ICL sales in the U.S.

 Beginning in the fourth quarter of 2010 STAAR has been testing direct-to-consumer advertising initiatives both online and using conventional direct-to-consumer media to test a campaign in selected markets. The focus of this testing is now online advertising. While conventional DTC can drive product awareness, the prolonged conversion time from a patient’s awareness to deciding to have a surgical procedure, coupled with the level of research an average consumer undertakes has shown online advertising to be the most effective medium. This initiative seeks to increase potential refractive patient visits and to encourage patients to inquire specifically about the Visian ICL by distinguishing it from other refractive treatments. STAAR has increased the visibility of the Visian ICL technology online through search engine marketing and via social media sites. In 2011, we ran a Facebook contest, whereby contestants, pre-qualified as ICL candidates, developed videos in which they used their own social networks and tried to convince voters why they should win a free Visian ICL procedure. STAAR worked with nine ophthalmic practices across the U.S., and five winners were determined based on consumer voting on the network. In most cases the winners’ Visian ICL procedures attracted favorable local media attention. This program alone doubled the Visian ICL fan base on Facebook. STAAR has decided to expand its online marketing social media department in 2012 in order to more effectively drive consumer testimonials and to respond to consumer questions.

Global IOL Sales.

STAAR pioneered the development of folding lenses for use in cataract surgery, has marketed its silicone toric IOL since 1998, and believes that the addition of the nanoFLEX toric will make the product line more competitive with acrylic toric IOLs now in the market. Among other things, the nanoFLEX toric features an aspheric optic, and we believe the bioadhesive nature of the Collamer material will provide excellent rotational stability, a key characteristic for toric lenses.

 Among STAAR’s initiatives to grow its IOL business are the following:

•	we plan to seek further approval for the nanoFLEX and nanoFLEX Toric in an effort to build a global product franchise for Collamer IOLs;

•	a new version of the hydrophobic acrylic Preloaded Injector, featuring the popular single-piece IOL format, received CE Mark approval in May 2011, and STAAR plans to introduce it into international markets in 2012;

•	we plan to introduce a preloaded injector for the nanoFLEX and nanoFLEX toric;

•	we have recently seen renewed interest in our silicone Toric IOL among U.S. surgeons and are ramping up marketing efforts for the lens;

•	we are seeking approval to introduce the silicone Preloaded Injector in the U.S. market to enhance our U.S. IOL offering and help STAAR maintain or increase its market share in the hospital-based segment;

•	we are researching accommodating and/or multifocal designs that exploit the unique optical properties of the Collamer material.

In September 2011, STAAR launched its nanoFLEX Collamer Single Piece IOL, which can be injected through a micro incision with the nanoPOINT Injector System, in the territories that recognize the CE Mark. STAAR received CE Mark approval to market its nanoFLEX toric IOL in November 2011, and expects to begin marketing the lens during the first half of 2012. nanoFLEX is STAAR’s largest selling IOL product in U.S. markets, and STAAR believes the lens can receive broad commercial acceptance outside the U.S. STAAR hopes that the biocompatibility and outstanding optical properties of Collamer, with which surgeons have become acquainted through the ICL, will build interest in the nanoFLEX IOL worldwide. Availability of the toric version of the lens, which corrects pre-existing astigmatism at the time of cataract surgery, is expected to increase interest in the nanoFLEX technology. STAAR’s Collamer Accommodating Study Team (CAST) has reported promising assessments regarding initial intermediate and near vision results with the nanoFLEX lens. These properties of nanoFLEX may also spur interest in the lens in new markets, especially among surgeons seeking an IOL for monovision treatment.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

Manufacturing Consolidation Project and Tax Strategy. During 2011 STAAR devoted significant resources to two initiatives: a project to consolidate global manufacturing, and development of a strategy to optimize our global organization for tax purposes. The goal of both of these strategies is to continue our improvement in gross profit margin by reducing costs and to position us for future growth.

STAAR currently manufactures its products in four facilities worldwide. It has developed a plan to consolidate its manufacturing in a single site at its Monrovia, California location by the end of 2013, which is expected subsequently to yield significant savings in cost of goods and to lower our global administrative and regulatory costs.

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

 STAAR expects these initiatives to cost approximately $6 million over a three-year period, of which it has spent approximately $1.6 million to date. Expenditures to date have largely consisted of professional fees to advisors and consultants and accruals for asset retirement obligations. Additionally, we expect to spend approximately $2.4 million in capital expenditures to consolidate our manufacturing. In the first quarter of 2012, we spent approximately $0.6 million for the manufacturing and tax initiatives. In 2012, we expect to spend approximately $2.3 million on these initiatives.

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

Status of U.S. TICL Submission. STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement. In August 2007, following negative inspectional observations and a Warning Letter from FDA’s Division of Bioresearch Monitoring (“BIMO”), the FDA Office of Device Evaluation placed an integrity hold on STAAR’s TICL application. Over a two-year period STAAR took a number of corrective actions to address BIMO’s concerns and to remove the integrity hold, including engaging an independent third party to conduct a 100% audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application. On July 21, 2009, the FDA notified STAAR that as a result of STAAR’s corrective actions the FDA had removed the integrity hold on our application for approval of the TICL, and would resume its consideration of the application. During August and September 2009, the agency and STAAR resolved a number of questions related to the TICL supplement in an interactive process. On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions. On August 2, 2010 we responded to the FDA’s deficiency letter. Since that response, STAAR has been in dialogue with the agency, working interactively to resolve a series of follow-up questions. On April 22, 2011, STAAR responded to questions from the agency, which concerned the basis for an increase in the number of reported patient follow-up visits following the independent third party audit of the clinical data, and has responded to additional follow-up questions after that date. On November 29, 2011 STAAR received a letter from FDA further questioning the clinical data, specifically the inclusion of patient data that was obtained outside the study windows, requesting additional information on the lens design and a validation report for the Toric ICL power calculation software. STAAR has sent a preliminary response seeking clarification of the FDA’s position on the study cohort. STAAR proposed to address the FDA’s concern regarding timing of follow-up visits by removing from the study cohort the site most affected by timing issues. By a letter dated April 30, 2012 the agency rejected this approach; STAAR remains in dialogue with the agency to find a resolution to the timing concerns. STAAR believes that these issues do not affect the scientific integrity of the data in establishing the safety and effectiveness of the product. STAAR cannot predict when, or if, the FDA may grant approval of the Visian Toric ICL.

 Medical Device Regulatory Compliance, Clinical Oversight and TICL Approval.

As discussed above under the caption “Business — Regulatory Matters,” STAAR’s ability to develop, manufacture and distribute its products depends heavily on maintaining good standing with the FDA and other regulatory agencies. Based, in part, on the results of the FDA inspections of STAAR’s California facilities in 2012 and 2010 and of STAAR’s Nidau, Switzerland facility in 2009, STAAR believes that it is substantially in compliance with the FDA’s Quality System Regulations and Medical Device Reporting regulations. STAAR has invested significant resources in maintaining regulatory compliance and expects to continue to do so in the future.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.

	Percentage of Net Sales for Three Months		Percentage Change for Three Months
	March 30, 2012	April 1, 2011	2012 vs. 2011
Net sales	100.0%	100.0%	4.4%
Cost of sales	29.7	35.2	(11.7)
Gross profit	70.3	64.8	13.2

General and administrative	24.8	22.9	13.6
Marketing and selling	30.1	30.0	4.6
Research and development	10.0	9.6	8.0
Other general and administrative expenses	3.6	0.9	— *
Operating income	1.8	1.4	33.7
Other income, net	1.2	2.7	(52.9)
Income before provision for income taxes	3.0	4.1	(23.0)
Provision for income taxes	1.5	2.1	(23.4)
Net income	1.5%	2.0%	(22.6)

* Denotes change is greater than +100%.

Net Sales

Net sales for the three months ended March 30, 2012 were $15.5 million, an increase of 4.4% compared with $14.8 million reported during the same period of 2011. Changes in currency had a $0.1 million favorable impact on net sales for the first quarter of 2012.

Total ICL sales for the three months ended March 30, 2012 were $8.6 million, an increase of 24.8% compared with $6.9 million reported during the same period of 2011. The increase in ICL sales was primarily due to continued strong international sales in the following markets; China, Japan, India, and Korea. ICL sales represented 55.5% and 46.4% of the sales, respectively, for the three months ended March 30, 2012 and April 1, 2011.

Total IOL sales for the three months ended March 30, 2012 were $6.4 million, a decrease of 10.7% compared with $7.1 million reported during the same period of 2011. The decrease in IOL sales is due decreased IOL sales in Australia, the U.S. and Japan. During the first quarter of 2011, the Company sold approximately $400,000 in IOL inventory in connection with the sale of our Australian distribution business to a new distributor. IOL sales represented 41.0% and 48.0% of the sales respectively, for the three months ended March 30, 2012 and April 1, 2011.

Other product sales for the three months ended March 31, 2012 were $0.5 million, a 34.4% decrease compared with the $0.8 million reported during the same period of 2011. The Company expects to continue to see declines in its other product sales as it has deemphasized these products.

Gross Profit

Gross profit for the first quarter was $10.9 million, or 70.3% of revenue, compared with $9.6 million, or 64.8% of revenue, in the prior year period. The increase in gross profit and gross profit margin was largely attributable to a higher mix of ICL sales and improved margins on IOL sales specifically from cost improvements.

General and Administrative

General and administrative expenses for the quarter were $3.9 million, an increase of 13.6% when compared with $3.4 million reported last year. The increase is due primarily to increased compensation, including stock-based compensation which increased due to the increase in the Company’s stock price, and increased travel, insurance, and professional fees.

Marketing and Selling

Marketing and selling expenses for the quarter were $4.7 million, an increase of 4.6% when compared with $4.5 million reported last year. The increase is due primarily to an increase in stock-based compensation, headcount and promotional activities internationally, partially offset by a decrease in promotional activities in the U.S. due to the timing of a trade show (ASCRS), which was held in Q1 in 2011 and Q2 in 2012.

Research and Development

Research and development expense for the quarter were $1.5 million, an increase of 8.0% when compared with $1.4 million reported last year. The increase was primarily due to increased stock-based compensation and injector development expense.

Other General and Administrative Expenses

Other general and administrative expenses for the quarter were $0.6 million, compared with $0.1 million reported last year. The increase was due to accrued severance, salaries, travel and consulting associated with the consolidation of the Company’s manufacturing facilities.

Other Income, net

Other income, for the quarter was $0.2 million compared to $0.4 million in the first quarter of 2011. The decrease in other income was primarily due to decreased in foreign exchange gains, partially offset by decreased interest expense and increased royalty income.

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

STAAR believes its current cash balances, coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future, including the estimated $6 million cost associated with the manufacturing consolidation plan. STAAR’s need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in maintaining positive cash flow and earnings through the strategies described above under the caption “Strategy.” If the need for financing arises, STAAR cannot assure that it will be available on acceptable terms, if at all. STAAR’s Japanese and Swiss subsidiaries have bank lines of credit in place for working capital purpose, but STAAR does not maintain such a credit line in the U.S.

STAAR’s cash balances have steadily increased over the last two years. To the extent STAAR’s cash balances exceed levels needed for working capital and as a cushion for unforeseen demands; STAAR intends to invest its cash in expanding and improving its business. It does not anticipate paying dividends from its earnings for the foreseeable future.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of March 30, 2012 and December 30, 2011, STAAR had $16.4 million and $16.7 million, respectively, of cash and cash equivalents and restricted cash.

Net cash used in operating activities was $0.4 million for the three months ended March 30, 2012, compared to $0.6 million in net cash provided by operating activities for the three months ended April 1, 2011 and consisted of net income of $0.2 million, plus $1.4 million in non-cash items, offset by $2.0 million decrease in working capital.

Net cash used in investing activities was $0.2 million for the three months ended March 30, 2012, compared to $0.03 million in net cash provided by investing activities for the three months ended April 1, 2011. Net cash used in investing activities was mainly due to $0.3 million in acquisition of property, plant and equipment, partially offset by $0.1 million resulting from the release of escrowed funds held against possible taxes related to sale of our subsidiary.

Net cash provided by financing activities was $0.6 million for the three months ended March 30, 2012, compared with $0.5 million for the three months ended April 1, 2011 and consisted of $0.8 million in proceeds from stock options, partially offset by $0.2 million in capital lease repayments. The increase in cash provided by financing activities was due to increase in proceeds from the exercise of stock options.

Credit Facilities, Contractual Obligations and Commitments

Accrued Termination Benefits for Manufacturing Consolidations Project

The Company has accrued $0.3 million as of March 30, 2012 in termination benefit costs in connection with its manufacturing consolidation project. The accrual represents STAAR’s current best estimate of the termination benefits that will be paid to the terminated employees. The anticipated severance, which will be paid over a two-year period, is approximately $1.5 million.

Lines of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank, which provides for borrowings of up to 300,000,000 Yen (approximately $3.6 million based on the rate of exchange on March 30, 2012), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of March 30, 2012) plus 1.125%. The agreement may be renewed annually (the current line expires on April 2, 2013). The credit facility is not collateralized. The Company had 200,000,000 Yen outstanding on the line of credit as of March 30, 2012 and December 30, 2011, (approximately $2.4 million and $2.6 million based on the foreign exchange rates on March 30, 2012 and December 30, 2011) which approximates fair value due to the short-term maturity and market interest rates of the line of credit. In case of default, the interest rate will increase to 14% per annum. As of March 30, 2012, 100,000,000 Yen (approximately $1.2 million based on the rate of exchange on March 30, 2012) of the line was available for borrowing.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs (approximately $1.1 million at the rate of exchange on March 30, 2012), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement renews automatically on an annual basis based on the same terms, assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains customary conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report. There were no borrowings outstanding as of March 30, 2012 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

Capital Lease Obligations

STAAR leases certain property, plant, and equipment under non-cancelable capital lease agreements. These leases vary in amount, duration, and rates.

Estimated future minimum payments under capital lease obligations were as follows (in thousands):

Fiscal Year	March 30, 2012	December 30, 2011
2012	$767	$947
2013	769	774
2014	157	152
2015	75	39
2016	—	—
Thereafter	—	—
Total minimum lease payments	$1,768	$1,912
Less: interest	(163)	(191)
Total lease obligation	$1,605	$1,721

Current	$869	$597
Long-term	$736	$1,124

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully the following risk factors, in addition to other information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 30, 2011. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

ITEM 5. OTHER INFORMATION

a.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

The following information is provided pursuant to Item 5.02(e) of Form 8-K:

Compensatory Arrangements of Certain Officers

Executive Severance and Change in Control Agreement

On May 1, 2012, STAAR entered into an Executive Severance Agreement and Executive Change in Control Agreement with the following Named Executive Officer: Hans-Martin Blickensdoerfer (President, Europe, Middle East, Africa, Latin America).

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

A summary of the terms of the Executive Severance Agreement and Executive Change in Control Agreement copies of the form of which are exhibited to this Report as Exhibit 10.88 and Exhibit 10.89, was provided in our Quarterly Report on Form 10Q for the quarter ended September 30, 2011 and is incorporated herein.

Compensation Equity Plan

Pursuant to our Amended and Restated 2003 Omnibus Equity Incentive Plan our Compensation Committee approved the performance goals and the amount of compensation for a Visian ICL Equity Plan (“VEP”), which is a performance contingent equity plan based upon the Company achieving various levels of Visian ICL sales growth in 2012, and which was ratified by the Board of Directors of STAAR Surgical Company and became effective on May 1, 2012. The Chief Executive Officer, Chief Financial Officer and named Executive Officers participate in the VEP. The equity grant under the VEP occurs if the Company achieves 100% of its 2012 sales target for Visian ICL products, at which point participants would receive twenty percent (20%) of their maximum potential grant. Additional equity grants are earned ratably as Visian ICL sales increase above the 2012 sales target with a maximum award granted when Visian ICL sales reach 112% of the 2012 sales target. The maximum potential grant for the Chief Executive Officer is 12,000 shares; for the Chief Financial Officer is 3,000 shares; for the President of EMEA and Latin America is 6,000 shares; for the Vice President, Global Marketing is 6,000 shares; and for the Vice President, Swiss Operations is 3,000 shares. Any shares granted under the VEP vest after calculating global Visian ICL sales in 2012, at which time half of the earned shares vest and the other half vest one year thereafter.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
†4.2	1991 Stock Option Plan of STAAR Surgical Company.(4)
†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(5)
4.4	Form of Certificate for Common Stock, par value $0.01 per share.(6)
†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan, and form of Option Grant and Stock Option Agreement.(3)
†10.88	Form of Executive Severance Agreement. (7)
†10.89	Form of Executive Change in Control Agreement. (7)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended March 30, 2012, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Loss, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. *

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarter ended July 2, 2010, filed with the Commission on August 11, 2010.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.
(5)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.
(6)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.

(7)	Incorporated by reference to the Companys Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 2, 2011.
* †	Filed herewith. Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: May 3, 2012	By:	/s/ DEBORAH ANDREWS
Deborah Andrews Chief Financial Officer (on behalf of the Registrant and as its principal financial officer)

-24-