Form 10-Q
period 2012-06-29
STAAR SURGICAL CO
filed 2012-08-07
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2012
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

The registrant has 36,488,049 shares of common stock, par value $0.01 per share, issued and outstanding as of July 27, 2012.

STAAR SURGICAL COMPANY

INDEX

		PAGE
		NUMBER

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 4.	Mine Safety Disclosure	23

Item 5.	Other Information	23

Item 6.	Exhibits.	24

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	June 29, 2012	December 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$17,544	$16,582
Restricted cash	—	129
Accounts receivable trade, net	8,628	9,089
Inventories, net	11,258	10,933
Prepaids, deposits and other current assets	2,059	1,921
Total current assets	39,489	38,654
Property, plant and equipment, net	4,651	4,222
Intangible assets, net	2,585	2,989
Goodwill	1,786	1,786
Deferred income taxes	150	152
Other assets	1,184	1,203
Total assets	$49,845	$49,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,139	$4,261
Line of credit	2,520	2,580
Deferred income taxes	472	472
Obligations under capital leases	872	597
Other current liabilities	6,241	6,106
Total current liabilities	13,244	14,016
Obligations under capital leases	712	1,124
Deferred income taxes	791	708
Other long-term liabilities	719	940
Pension obligation	2,892	2,760
Total liabilities	18,358	19,548

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; 36,275 and 36,041 shares issued and outstanding at June 29, 2012 and December 30, 2011	363	360
Additional paid-in capital	159,880	157,383
Accumulated other comprehensive income	2,193	2,405
Accumulated deficit	(130,949)	(130,690)
Total stockholders’ equity	31,487	29,458
Total liabilities and stockholders’ equity	$49,845	$49,006

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net sales	$15,942	$16,269	$31,451	$31,118
Cost of sales	4,897	5,408	9,504	10,628

Gross profit	11,045	10,861	21,947	20,490

General and administrative	3,633	3,905	7,493	7,303
Marketing and selling	5,366	4,200	10,029	8,659
Research and development	1,513	1,393	3,059	2,825
Other general and administrative expenses	697	193	1,252	325

Operating (loss) income	(164)	1,170	114	1,378

Other income (expense):
Interest income	7	5	7	18
Interest expense	(67)	(153)	(162)	(306)
Gain (loss) on foreign currency transactions	(249)	72	(182)	444
Other income, net	309	236	523	399
Other income, net	—	160	186	555

(Loss) income before provision for income taxes	(164)	1,330	300	1,933
Provision for income taxes	327	469	559	772
Net (loss) income	$(491)	$861	$(259)	$1,161

Net (loss) income per share - basic	$(0.01)	$0.02	$(0.01)	$0.03
Net (loss) income per share - diluted	$(0.01)	$0.02	$(0.01)	$0.03

Weighted average shares outstanding - basic	36,257	35,443	36,164	35,316
Weighted average shares outstanding - diluted	36,257	36,439	36,164	36,389

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except par value amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net (loss) income	$(491)	$861	$(259)	$1,161
Other comprehensive income (loss):
Foreign currency translation	332	209	(186)	(97)
Pension liability adjustment	(12)	(26)	(24)	(41)
Other comprehensive income (loss)	320	183	(210)	(138)
Comprehensive income (loss)	$(171)	$1,044	$(469)	$1,023

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:

Net (loss) income	$(259)	$1,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	627	598
Amortization of intangibles	350	394
Deferred income taxes	82	118
Fair value adjustment of warrant	(207)	(182)
Loss (gain) on disposal of property and equipment	31	(14)
Change in net pension liability	136	62
Stock-based compensation expense	1,481	807
Other	71	(32)
Changes in working capital:
Accounts receivable	334	263
Inventories	(344)	779
Prepaids, deposits and other current assets	(138)	23
Accounts payable	(1,089)	(273)
Other current liabilities	153	(793)
Net cash provided by operating activities	1,228	2,911

Cash flows from investing activities:
Release of restricted cash	129	—
Acquisition of property and equipment	(833)	(207)
Proceeds from sale of property and equipment	—	26
Net change in other assets	—	47
Net cash used in investing activities	(704)	(134)

Cash flows from financing activities:
Repayment of capital lease obligations	(438)	(228)
Proceeds from exercise of stock options	950	1,216
Net cash provided by financing activities	512	988

Effect of exchange rate changes on cash and cash equivalents	(74)	(141)

Increase in cash and cash equivalents	962	3,624
Cash and cash equivalents, at beginning of the period	16,582	9,376
Cash and cash equivalents, at end of the period	$17,544	$13,000

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2012

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

The condensed consolidated financial statements for the three and six months ended June 29, 2012 and July 1, 2011, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 29, 2012 and July 1, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Note 3 — Inventories

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	June 29,	December 30,
	2012	2011
Raw materials and purchased parts	$1,719	$1,883
Work-in-process	1,837	2,055
Finished goods	8,198	7,476
	11,754	11,414
Inventory reserves	(496)	(481)
	$11,258	$10,933

Note 4 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	June 29,	December 30,
	2012	2011
Prepaid vendors	$949	$844
Prepaid insurance	450	486
Other current assets	660	591
	$2,059	$1,921

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2012

(Unaudited)

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 29,	December 30,
	2012	2011
Machinery and equipment	$13,303	$13,654
Furniture and fixtures	5,657	4,324
Leasehold improvements	4,809	4,783
	23,769	22,761
Less accumulated depreciation	19,118	18,539
	$4,651	$4,222

Note 6 – Amortizable Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	June 29, 2012			December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,848	$(9,721)	$1,127	$10,868	$(9,508)	$1,360
Customer relationships	1,976	(889)	1,087	2,023	(809)	1,214
Developed technology	1,256	(885)	371	1,286	(871)	415
Total	$14,080	$11,495	$2,585	$14,177	$(11,188)	$2,989

As of June 29, 2012 the gross carrying amount of amortizable intangible assets decreased by $97,000 due to changes in the foreign exchange rate.

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 29, 2012	December 30, 2011
Accrued salaries and wages	$2,452	$2,051
Accrued bonuses	321	1,520
Accrued audit fees	351	322
Accrued income taxes	1,052	324
Customer credit balances	423	559
Accrued insurance	336	392
Other	1,306	938
	$6,241	$6,106

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2012

(Unaudited)

Note 8 – Pension Plans

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended June 29, 2012	Three Months Ended July 1, 2011	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Service cost	$121	$122	$242	$262
Interest cost	34	28	67	62
Expected return on plan assets	(27)	(23)	(53)	(49)
Amortization of unrecognized transitional obligation	4	4	8	8
Amortization of prior service cost	(1)	(1)	(1)	(1)
Recognized actuarial gain	(1)	(9)	(2)	(15)
	$130	$121	$261	$267

During the six months ended June 29, 2012 and July 1, 2011, the Company made cash contributions totaling approximately $119,000 and $135,000 to its Swiss pension plan and expects to make additional cash contributions totaling approximately $119,000 during the remainder of 2012. The Company is not required to and does not make contributions to its Japan pension plan.

Note 9 — Basic and Diluted Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Numerator:
Net (loss) income	$(491)	$861	$(259)	$1,161

Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	36,452	35,599	36,341	35,449
Less: Unvested restricted stock	(195)	(156)	(177)	(133)
Denominator for basic calculation	36,257	35,443	36,164	35,316
Weighted average effects of dilutive equity-based compensation awards:
Employee stock options	—	644	—	688
Warrants	—	352	—	385
Denominator for diluted calculation	36,257	36,439	36,164	36,389

Net (loss) income per share – basic	$(0.01)	$0.02	$(0.01)	$0.03
Net (loss) income per share - diluted	$(0.01)	$0.02	$(0.01)	$0.03

The following table sets forth (in thousands) the weighted average number of options and warrants to purchase shares of common stock, restricted stock and preferred stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Options and restricted stock	2,226	1,831	1,969	1,382
Warrants	842	70	876	70
Total	3,068	1,901	2,845	1,452

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2012

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011
United States	$3,216	$3,705	$6,390	$7,238
Japan	4,094	3,890	7,951	7,734
Korea	1,721	2,009	3,624	3,394
China	2,141	1,803	4,247	3,007
Other	4,770	4,862	9,239	9,745
Total	$15,942	$16,269	$31,451	$31,118

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

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011
ICLs	$8,606	$8,293	$17,211	$15,191
IOLs	6,774	7,076	13,132	14,205
Core products	15,380	15,369	30,343	29,396
Other Surgical Products	562	900	1,108	1,722
Total	$15,942	$16,269	$31,451	$31,118

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating foreign currency exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 11— Commitments and Contingencies

The Company has accrued $0.4 million as of June 29, 2012 in termination benefit cost in connection with its manufacturing consolidation project. The accrual represents STAAR’s current best estimate of the termination benefits that will be paid to the terminated employees. The total severance which is expected to be paid over a two-year period is approximately $1.5 million.

Note 12 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
ASC 718 expense	$670	$349	$1,192	$619
Restricted stock expense	135	105	263	201
Consultant compensation	(12)	(2)	26	(13)
Total	$793	$452	$1,481	$807

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2012

(Unaudited)

The Company recognized no net income tax benefit in its income statement for share-based compensation arrangements because the Company fully offsets net deferred tax assets with a valuation allowance. In addition, the Company capitalized $30,000 and $68,000 of stock compensation to inventory for the three and six months ended June 29, 2012, and $41,000 and $76,000 respectively for the three and six months ended July 1, 2011, and recognizes those amounts as expense in cost of sales as the inventory is sold.

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. The 2003 Plan amends, restates and replaces the 1991 Stock Option Plan, the 1995 Consultant Stock Plan, the 1996 Non-Qualified Stock Plan, and the 1998 Stock Option Plan (the “Restated Plans”). On May 19, 2010, the stockholders of STAAR approved the Restated 2003 Omnibus Plan, which increased the number of shares available for grants under the plan by 2,000,000 shares and extended the term of the plan to May 18, 2020. As of June 29, 2012, there were 1,027,367 shares authorized and available for grants under the Restated 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and may grant in the future performance contingent shares. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Pursuant to the plan, options for 3,460,279 shares were outstanding at June 29, 2012 with exercise prices ranging between $0.95 and $11.02 per share. Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. There were 210,000 shares of restricted stock outstanding at June 29, 2012.

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

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Expected dividend yield	0%	0%	0%	0%
Expected volatility	79.59%	76.68%	79.35%	76.93%
Risk-free interest rate	0.87%	1.83%	0.85%	1.98%
Expected term (in years)	5.21	5.49	5.21	5.49

A summary of option activity under the Plans as of June 29, 2012 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2011	3,064	$4.79	—	—
Granted	583	10.86	—	—
Exercised	(176)	5.40	—	—
Forfeited or expired	(11)	6.05	—	—
Outstanding at June 29, 2012	3,460	$5.78	6.67	$8,801
Exercisable at June 29, 2012	2,177	$4.49	5.26	$7,172

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2012

(Unaudited)

The weighted-average grant-date fair value of options granted during the six months ended June 29, 2012 and July 1, 2011 was $6.98 and $3.62 per option. The total fair value of options vested during the six months ended June 29, 2012 and July 1, 2011 was $1,771,000 and $701,000, respectively. There were 175,830 and 324,715 options exercised with an intrinsic value of $914,000 and $611,000 during the six months ended June 29, 2012 and July 1, 2011.

A summary of the status of the Company’s non-vested shares as of June 29, 2012 and changes during the period is presented below:

Nonvested Shares	Shares (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2011	1,085	$5.35
Granted	583	7.00
Vested	(374)	4.60
Forfeited	(11)	3.95
Nonvested at June 29, 2012	1,283	$5.24

As of June 29, 2012, the Company had $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.18 years.

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

The Company expects these initiatives to cost approximately $6 million over a three-year period, of which it has incurred approximately $2.3 million to date. These expenses are included in “other general and administrative expenses” in consolidated statement of income for the period ended June 29, 2012. Expenditures to date have largely consisted of professional fees to advisors and consultants, salaries, severance, and asset retirement obligation. The Company also expects to spend approximately $2.4 million in capital expenditures to consolidate its manufacturing.

A summary of the activity for these initiatives is presented below as of June 29, 2012 (in thousands):

	Termination Benefits	Other Associated Costs	Total
Liability at December 31, 2010	$—	$—	$—
Costs incurred and charged to expense	36	1,024	1,060
Cash payments	—	(678)	(678)
Liability at December 30, 2011	$36	$346	$382
Costs incurred and charged to expense	$503	$749	$1,252
Cash payments	$(105)	$(801)	$(906)
Liability at June 29, 2012	$434	$294	$728

Total costs incurred to date	$539	$1,773	$2,312
Total costs expected to be incurred	$1,474	$4,526	$6,000

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2012

(Unaudited)

Note 14 — Supplemental Disclosure of Cash Flow Information

Interest paid was $160,000 and $301,000 for the six months ended June 29, 2012 and July 1, 2011, respectively. Income taxes paid was approximately $63,000 and $647,000 for the six months ended June, 2012 and July 1, 2011, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

	June 29, 2012	July 1, 2011
Non-cash investing and financing activities:
Assets obtained by capital lease	$336	$79

Note 15— New Accounting Pronouncements

During the three months ended June 29, 2012, there were no new accounting pronouncements that would have a material effect on our unaudited condensed consolidated financial statements. For a description of recent accounting pronouncements relevant to us, please refer “Recent Accounting Pronouncements” included in Note 1 of our Annual Report on Form 10-K for the year ended December 30, 2011.

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

Overview

STAAR Surgical Company designs, develops, manufactures and sells implantable lenses for the eye. We are the world’s leading manufacturer of intraocular lenses used in corrective or “refractive” surgery, and we also make lenses for use in surgery that treats cataracts. All of the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses. We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs” and market them under the Visian® brand name. The field of refractive surgery includes both lens-based procedures, using products like the Visian ICL®, and laser-based procedures like LASIK. Successful refractive surgery can correct common vision disorders such as myopia, hyperopia and astigmatism. Cataract surgery is a common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision.

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

Sales of ICLs during the three months and six months ended June 29, 2012 were $8.6 million and $17.2 million, compared to $8.3 million and $15.2 million for the same period in the prior year. Having surpassed our sales of IOLs for the first time in the second quarter of 2011, ICL sales represented approximately 54% of total net sales in the three-month period and 55% in the six-month period of 2012.

IOLs - Intraocular Lenses for Cataract Surgery. Sales of foldable IOLs used in minimally invasive cataract surgery made up approximately 43% of our total sales in the second quarter. Our range of IOLs includes the following:

•	Aspheric IOLs, available in single-piece and three-piece designs made from Collamer®, STAAR’s proprietary biocompatible collagen copolymer lens material and from silicone. Aspheric IOLs are designed to improve the patient’s quality of vision when compared to earlier spherical IOL designs. The three piece aspheric silicone lens is available in all major markets globally and is sold preloaded in markets outside of the U.S. The Collamer three piece lens is only marketed and sold in the U.S.

•	The nanoFLEX IOL, a single-piece Collamer aspheric IOL that can be implanted through a micro-incision with a single-use disposable nanoPOINT injector system is available in the U.S and territories that accept the CE Mark.

•	The Preloaded Injector, a three-piece silicone or acrylic IOL preloaded into a single-use disposable injector and currently available outside the U.S. The acrylic IOL Preloaded Injector uses an acrylic lens sourced from another manufacturer.

•	STAAR Toric IOL a single piece silicone toric IOL, used in cataract surgery to treat preexisting astigmatism and is currently only marketed in the U.S and Canada. A Collamer version of our toric IOL –nanoFLEX Toric has CE mark approval and will be available in markets covered by CE during the third quarter of 2012. Astigmatism is a condition that causes blurred vision when an irregular shape of the cornea prevents light from focusing properly on the retina.

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

Sales of IOLs during the three and six months ended June 29, 2012 were $6.8 million, and $13.1 million, respectively, compared to $7.1 million and $14.2 million, respectively, for the same period in the prior year. IOL sales represented approximately 43% of total net sales in the three-month period and 42% in the six-month periods.

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

Sales of other surgical products during the three months and six months ended June 29, 2012 were $0.6 million and $1.1 million, respectively, compared to $0.9 million and $1.7 million, respectively, for the same period in the prior year, representing approximately 3% of total net sales in 2012.

Operations

STAAR has significant operations both within and outside the U.S. Sales from activities outside the U.S. accounted for approximately 80% of our total sales for the quarter ended June 29, 2012. STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California. STAAR operates an administrative, manufacturing and distribution facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. STAAR operates administrative, manufacturing and distribution facilities in Chiba Prefecture, Japan under its wholly owned subsidiary, STAAR Japan Inc. We also have a manufacturing facility in Aliso Viejo, California.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries.

STAAR is implementing a project to consolidate its manufacturing into a single site at its Monrovia, California location by the end of 2013, which is expected subsequently to yield significant savings in cost of goods and to lower our global administrative and regulatory costs and reduce income taxes. This project, which is subject to significant risks, is described in greater detail under the caption “Manufacturing Consolidation Project and Tax Strategy.”

Strategy and Key Operational Metrics

STAAR’s strategy is to be valued as a leading global provider of innovative intraocular lens system technologies. STAAR will employ a focused commercialization strategy that enables sustainable profitable growth.

STAAR’s key operational metrics in 2012 are guided by two principal strategic goals: to achieve and maintain profitability and to lay the groundwork for further growth. In pursuit of these goals, STAAR has aligned its business initiatives during 2012 along five key operational metrics it uses to gauge its success during the year. Those metrics were initially established as follows:

•	Increase total revenue by 15%.

•	Grow Visian ICL sales by 32% or greater.

•	Increase gross profit margins to achieve a level of 71% for the full year.

•	Achieve profitability in all four quarters of 2012.

•	Manage the manufacturing consolidation with no material disruption to customer supply requirements.

Increase total revenue by 15%. Total revenue declined 2% year-over-year in the second quarter of 2012, grew 1% year-over-year in the first six months of the year. While ICL sales grew for the quarter over prior year and grew at a double digit rate over the first six months of 2012, that growth was lower than expected and was further offset by declines in cataract revenue on a year-over-year basis and from our planned reduction in sales of less profitable non-core products. STAAR attributes this decline in year over year total revenue to three primary factors. First, ICL sales growth in China was flattened by negative media coverage of the LASIK procedure, which resulted in a slowdown in elective refractive procedures in this market. STAAR believes recovery trends will become apparent in the short term. Second, in Korea, our largest market for ICLs, our distributor placed a smaller than anticipated order to build inventory for his normally high demand third quarter season. STAAR does not believe this is a long term trend. Third, our planned transition to a direct selling model for our Visian ICL is Spain resulted in a short term negative impact on sales. STAAR expects the change to a direct sales model in Spain to result in higher sales volume there, as well as higher revenue and gross profit. These three factors were partially offset by strong Visian ICL revenue increases in Japan, Germany, India, Latin America, U.S. and Italy. STAAR continues to de-emphasize its less profitable non-core products, which declined 36% year over year. Core product sales were essentially flat year over year.  On August 1, 2012, STAAR revised its total revenue metric from 15% to “high single digit” growth for the full year. Achieving this goal will require continued strong growth in sales of our core products, especially ICLs.  We have established a specific metric for ICL sales, as described below.

Grow Visian ICL sales by 32% or greater. Global sales of Visian ICLs and TICLs grew by 4% in the second quarter and grew 13% for the first six months of the year. While sales of Visian ICLs and TICLs increased in Japan, India, Italy, Latin America, Germany and the US, these increases were largely offset by decreased sales in Korea and Spain while sales in China were flat. On August 1, 2012, STAAR revised its goal of increasing this growth to 25% for the second half and nearly 20% for fiscal year 2012. Because Visian products are used in elective surgery, the rate of sales growth depends on continued improvement in global economic conditions.   We discuss recent trends in Visian sales in greater detail below under the heading Visian ICL and TICL sales.

Increase gross profit margin to achieve a level of 71% for the full year. STAAR’s gross profit margin for the second quarter of 2012 was 69.3% and 69.8% for the first six months of the year.  STAAR is targeting a level of 71% for the fiscal year 2012.  Cost savings and the change in product mix contributed to improving margins compared to second quarter of 2011. Compared to the first quarter of 2012, the sales mix of IOLs increased, which resulted in a lower gross profit margin. Visian products yield a significantly higher profit margin than IOLs.  Among IOLs, STAAR has increased average selling prices by emphasizing sales of its higher value IOLs, such as nanoFLEX and our Toric IOL.  Preloaded IOL sales in some territories, especially Japan, have historically yielded good profit margins.   Since 2009 STAAR has de-emphasized lower margin sales of non-IOL, non-ICL products.

Achieve profitability in all four quarters of 2012. STAAR experienced a net loss of $0.5 million, or $0.01 per share, in the second quarter of 2012, marking the first of the past six quarters during which STAAR has reported a net loss.  STAAR attributes this loss to the investments it has made in sales and marketing headcount, its manufacturing consolidation project, the transition to a direct selling model for the Visian ICL in Spain and lower than expected sales in Korea, our largest market for ICLs, as well as China. STAAR believes that it will return to profitability next quarter as well as the fourth quarter of 2012 based upon its transition to a direct selling model in Spain, the impact of the 13 recently hired new sales and marketing personnel and a rebound in sales in the Asia Pacific region.  We caution that STAAR’s return to profitability, and sustained profitability thereafter, remains vulnerable to the competitive nature of our industry and to the risk factors described in our Annual Report on Form 10-K.

Manage the manufacturing consolidation with no material disruption to customer supply requirements. In the third quarter of 2011, STAAR announced its plans to consolidate its manufacturing activities in Nidau, Switzerland and Chiba Prefecture, Japan into the existing manufacturing facility located in Monrovia, California. We manufacture the Visian ICL product line in Nidau and the preloaded lens and injector systems in Chiba Prefecture. Cross-functional teams from each location are working on transferring the necessary equipment, documentation, know-how and related material to assure a smooth transition. We continued to meet customer demand; in particular product backlog did not increase during the quarter. At this stage, the project is generally on track.

Other Highlights

Global Visian ICL and TICL Sales

STAAR continues to focus its Visian marketing and sales efforts in the top eleven refractive markets, based on the success of this strategy from 2009 through 2011. These markets are the China, U.S., Japan, Latin America, Spain, India, Korea, Italy, Germany, U.K., and Middle East.

Spain has long been a large ICL market in Europe for STAAR. Because STAAR believes the potential of the Spanish market has not been fully realized, STAAR decided to shift from its independent distributor to a direct sales model when the distributor’s contract expires in 2013. In the second quarter of 2012, STAAR had an opportunity to negotiate an early transition to the direct model, with the existing distributor to provide transitional services and ongoing logistics support for a fee. While the transition caused a short-term decline in revenues as the independent distributor ceased purchasing inventory and STAAR bought back the existing distributor inventory, STAAR believes that future revenues from Spain will increase through enhanced direct marketing efforts and by selling directly to customers. Additional operating expenses will be incurred during the transitional period until March 2013 and logistic expenses to our former distributor through the first quarter of 2015. The on-going weakness and uncertainty in the Spanish economy may affect the magnitude and timing of these future benefits.

Since 2009, STAAR has experienced noteworthy growth in market penetration in Korea, where it believes implants of Visian products have reached approximately 13% of the total volume of refractive surgery procedures. Because of the rapid growth of Visian ICL sales and market share in Korea, STAAR is using Korea as a model of best practices for marketing that may serve to significantly increase market share in other key territories.

Since July 2011, we have hired a new head of global online marketing, as well as two new social media coordinators who bring expertise in public health marketing, social campaigns and digital video. That team has launched enhanced global consumer awareness initiatives for the Visian® ICL product line, including a redesigned web site, increased support for Visian ICL awareness campaigns and added consumer marketing in the Asia Pacific region.

In September 2011, STAAR launched the V4c model of the Visian ICL with CentraFLOW technology in countries that recognize the CE Mark. The CentraFLOW technology uses a proprietary port in the center of the ICL optic of a size determined to optimize the flow of fluid within the eye, which eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant or a surgical iridectomy at time of implant. By simplifying the procedure and increasing patient comfort, the V4c makes the superior visual outcomes of the Visian ICL available through a surgical implantation experience closer to LASIK, which should attract new surgeons and patients to the product. Uptake of the new product exceeded STAAR’s expectations in the fourth quarter of 2011, as approximately 25% of the Visian ICL and TICL sales volume in Europe transitioned to V4c. In the first quarter of 2012, approximately 58% of the Visian ICL and TICL sales volume in Europe transitioned to V4c. In the second quarter of 2012, approximately 56% of the Visian ICL and TICL sales volume in Europe transitioned to V4c. Notwithstanding weaker quarterly sales than expected STAAR expects its customers’ enthusiasm for the simplified V4c procedure to continue driving increased Visian ICL sales in 2012.

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

STAAR received approval to sell the TICL in Japan on November 24, 2011. Current approvals in Japan cover the V4 models of ICL and TICL. STAAR will seek approval for the V4c as well. STAAR is seeking approval of the TICL in U.S., the only remaining significant Visian market where approval has not been issued. Approval for V4b has been obtained for Korea and we are currently evaluating the time for approval of the V4c.

STAAR’s ability to maintain or accelerate the rate of growth in Visian ICL sales will partly depend on continued improvement in worldwide economic conditions and progress with regulatory agencies. ICL surgery is a relatively expensive elective procedure and is seldom reimbursed by insurers or government agencies. STAAR believes that the global recession reduced overall demand for surgery and it has been reported that while consumer spending and consumer confidence are improving, they have not returned to pre-recession levels.

We consider Visian ICL sales growth in the U.S. market important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The Visian ICL was approved by the FDA for treatment of myopia on December 22, 2005.

In the U.S., sales in the private sector continued to increase, up by 6% in the quarter. Sales to the military increased by 1% in the quarter. Military sales accounted for 11% of total U.S. ICL sales during the quarter, compared to 10% in the second quarter of 2011.  STAAR believes the increase in private sector sales resulted from its efforts to drive greater adoption and increased usage of the lower diopter range among its existing customer base.  If the economy continues to improve, and overall refractive procedures volume increases, STAAR could see further growth in private sector ICL sales in the U.S.

 Beginning in the fourth quarter of 2010 STAAR has been testing direct-to-consumer advertising initiatives both online and using conventional direct-to-consumer media to test a campaign in selected markets. An additional focus of this testing is now online advertising. While conventional DTC can drive product awareness, the prolonged conversion time from a patient’s awareness to deciding to have a surgical procedure, coupled with the level of research an average consumer undertakes has shown online advertising to be the most effective medium. This initiative seeks to increase potential refractive patient visits and to encourage patients to inquire specifically about the Visian ICL by distinguishing it from other refractive treatments. STAAR has increased the visibility of the Visian ICL technology online through search engine marketing and via social media sites. STAAR expanded its online marketing social media department in 2012 by hiring a new head of global online marketing, as well as two new social media coordinators. In the second quarter of 2012, that team launched enhanced global consumer awareness initiatives for the Visian® ICL product line, including a redesigned web site, increased support for Visian ICL awareness campaigns and added consumer marketing in Asia.

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

 Among STAAR’s initiatives to grow its IOL business are the following:

•	we plan to seek further approval for the nanoFLEX and nanoFLEX Toric in an effort to build a global product franchise for Collamer IOLs (with a limited launch in western Europe scheduled for the third quarter of 2012);

•	a new version of the hydrophobic acrylic Preloaded Injector, featuring the popular single-piece IOL format, received CE Mark approval in May 2011, and STAAR plans to introduce it into international markets in the third quarter of 2012;

•	we plan to introduce a preloaded injector for the nanoFLEX and nanoFLEX toric;

•	we are seeking approval to introduce the silicone Preloaded Injector in the U.S. market to enhance our U.S. IOL offering and help STAAR maintain or increase its market share in the hospital-based segment;

•	we are researching accommodating and/or multifocal designs that exploit the unique optical properties of the Collamer material.

In September 2011, STAAR initiated a limited launch of its nanoFLEX Collamer Single Piece IOL, which can be injected through a micro incision with the nanoPOINT Injector System, in the territories that recognize the CE Mark. STAAR received CE Mark approval to market its nanoFLEX toric IOL in November 2011, and plan to begin marketing the lens during the third half of 2012. nanoFLEX is STAAR’s largest selling IOL product in U.S. markets, and STAAR believes the lens can receive broad commercial acceptance outside the U.S. STAAR hopes that the biocompatibility and outstanding optical properties of Collamer, with which surgeons have become acquainted through the ICL, will build interest in the nanoFLEX IOL worldwide. Availability of the toric version of the lens, which corrects pre-existing astigmatism at the time of cataract surgery, is expected to increase interest in the nanoFLEX technology. STAAR’s Collamer Accommodating Study Team (CAST) has reported promising assessments regarding initial intermediate and near vision results with the nanoFLEX lens. These properties of nanoFLEX may also spur interest in the lens in new markets, especially among surgeons seeking an IOL for monovision treatment. In 2012, sales of nanoFLEX declined by 4% in the first quarter and declined by 16% in the second quarter. These declines a result of increased price competition in the US market post expiration of NTIOL.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

Manufacturing Consolidation Project and Tax Strategy. Since 2011 STAAR has devoted significant resources to two initiatives: a project to consolidate global manufacturing, and development of a strategy to optimize our global organization for tax purpose with the expectation of reducing our current tax rate of approximately 50% to approximately 10% for fiscal year 2014. The goal of both of these strategies is to continue our improvement in gross profit margin by reducing costs (with the expectation of increasing gross profit margins to approximately 80% during 2014) and to position us for future growth. STAAR currently manufactures its products in four facilities worldwide. It has developed a plan to consolidate its manufacturing in a single site at its Monrovia, California location by the end of 2013, which is expected subsequently to yield significant savings in cost of goods and to lower our global administrative and regulatory costs.

In addition, as STAAR’s profitability grows, its liability for income taxes in various jurisdictions has also increased. STAAR has developed a strategy to minimize its future tax liabilities as its business grows. Among other things, STAAR seeks to utilize the approximately $121.1 million in net operating losses that it has accumulated in the U.S.

In connection with its Centers of Excellence project in 2009 and 2010, STAAR successfully transferred manufacturing of some of its products; STAAR believes this experience has been helpful in undertaking the more ambitious transfers involved in the manufacturing consolidation project.

 STAAR expects these initiatives to cost approximately $6 million over a three-year period, of which it has spent approximately $2.3 million to date including $0.7 million in the second quarter of 2012. Expenditures to date have largely consisted of professional fees to advisors and consultants and accruals for asset retirement obligations. Additionally, we expect to spend approximately $2.4 million in capital expenditures to consolidate our manufacturing. For the six months ended June 29, 2012, we spent approximately $1.3 million for the manufacturing and tax initiatives. In 2012, we expect to spend approximately $2.3 million on these initiatives.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 29, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.

	Percentage of Net Sales for Three Months		Percentage Change for Three Months		Percentage of Net Sales for Six Months		Percentage Change for Six Months
	June 29, 2012	July 1, 2011	2012 vs. 2011		June 29, 2012	July 1, 2011	2012 vs. 2011
Net sales	100.0%	100.0%	(2.0)%		100.0%	100.0%	1.1%
Cost of sales	30.7	33.2	(9.4)		30.2	34.2	(10.6)
Gross profit	69.3	66.8	1.7		69.8	65.8	7.1

General and administrative	22.7	24.0	(7.0)		23.8	23.5	2.6
Marketing and selling	33.7	25.8	27.8		31.9	27.8	15.8
Research and development	9.5	8.6	8.6		9.7	9.1	8.3
Other general and administrative expenses	4.4	1.2	—	*	4.0	1.0	—	*
	70.3	59.6	15.7		69.4	61.4	14.2
Operating (loss) income	(1.0)	7.2	—	*	0.4	4.4	(91.7	)*
Other income, net	—	1.0	—	*	0.6	1.8	(66.5)
(Loss) income before provision for income taxes	(1.0)	8.2	—	*	1.0	6.2	(84.5	)*
Provision for income taxes	2.1	2.9	(30.2)		1.8	2.5	(27.6)
Net (loss) income	(3.1)%	5.3%	—	*	(0.8)%	3.7%	—	*

*         Denotes change is greater than +100%.

Net Sales

Net sales for the three months ended June 29, 2012 were $15.9 million, a decrease of 2.0% compared to the $16.3 million reported during three months ended July 1, 2011. Net sales for the six months ended June 29, 2012 were $31.5 million, a 1.1% increase compared with $16.3 million reported during the six months ended July 1, 2011. The decrease in net sales for the quarter was due to decreased sales of IOLs and Other surgical products. The increase in net sales for the six-month period primarily resulted from increased sales of ICLs, which were largely offset by decreased sales of IOLs and Other surgical products.

Total ICL sales for the three months ended June 29, 2012 were $8.6 million, an increase of 3.8% compared with $8.3 million reported during the three months ended July 1, 2011. Total ICL sales for the six months ended June 29, 2012 were $17.2 million, an increase of 13.3% compared with $15.2 million reported during the six months ended July 1, 2011. The increase in ICL sales for the three-month period is due to increased sales in Japan, India, Germany, and the U.S., partially offset by decreased sales in Korea and Spain. The decreased sales in Korea were due to lower than typical inventory purchases and the decrease in Spain was due to the return of inventory and a lack of reorders during the conversion from a distributor to a direct sales model. The Company expects sales and gross profit to increase during the second half of the year as a result the change in distribution in Spain. In addition, sales in China were flat quarter over quarter as a result of a decline in refractive procedures due to negative publicity surrounding Lasik. The increase in ICL sales for the six-month period was due to a 15% increase in sales in our top eleven refractive markets. However, growth was slower than expected during the first six months of 2012 due to slower than expected growth in Korea and China and decreased sales in Spain. ICL sales represented 54.0% and 54.7%, respectively, of our total sales for the three and six months ended June 29, 2012.

Total IOL sales for the three months ended June 29, 2012 were $6.8 million, a decrease of 4.3%, when compared with $7.1 million for the three months ended July 1, 2011. Total IOL sales for the six months ended June 29, 2012 were $13.1 million, a decrease of 7.5%, when compared with $14.2 million for the six months ended July 1, 2011. IOL sales represent 42.5% and 41.8% of the sales for the three and six months ended June 29, 2012. The decrease in IOL sales for the three-month period is due to decreased IOL sales in the U.S. and Europe, partially offset by increased sales in Japan and China. The decrease in IOL sales for the six-month period is due to decreased IOL sales in the U.S., Australia, Germany, and Japan, partially offset by increased IOL sales in China. Despite the decrease in IOL sales for the quarter, IOL gross profit was flat compared to prior year due to increased average selling prices (ASPs) and improved manufacturing costs. IOL gross margin was 60% for both the three and six month periods of 2012, respectively, compared with 57% for the three and six month periods of 2011.

Other product sales for the three and six months ended June 29, 2012 were $0.6 million and $1.1 million, a decrease of 37.7% and 36.1%, respectively, when compared with $0.9 million and $1.7 million for the three and six months ended July 1, 2011. The Company expects to continue to see declines in its other product sales as it has deemphasized these products.

Gross Profit

Gross profit for the second quarter was $11.0 million, or 69.3% of revenue, compared with $10.9 million, or 66.8% of revenue, in the prior year period. During the first six months of 2012, gross profit was $21.9 million, or 69.8% of revenue, compared with $20.5 million, or 65.8% of revenue, in the prior year period. The increase in gross profit and gross profit margin was largely attributable to a higher mix of ICL sales, higher ASPs on IOLs and ICLs and improved manufacturing costs.

General and Administrative

General and administrative expenses decreased by 7.0% to $3.6 million in the second quarter of 2012 from the $3.9 million reported in the second quarter of 2011. General and administrative expenses for the six months ended June 29, 2012 were $7.5 million, an increase of 2.6% when compared with $7.3 million reported last year. The decrease in expenses for the second quarter primarily resulted from a reduction in bonus accruals, whereas, the increase for the six month period primarily resulted from increased compensation costs, including stock-based compensation which increased due to an increase in the Company’s stock price.

Marketing and Selling

Marketing and selling expenses increased by 27.7% to $5.4 million in the second quarter of 2012, compared with $4.2 million in the second quarter of 2011. Marketing and selling expenses for the six months ended June 29, 2012 were $10.0 million, an increase of 15.8% when compared with $8.7 million reported last year. The increase for both periods is due to increased headcount (13 hired out of a planned increase of 16), an increase in stock-based compensation, and increased promotional expenses. In addition, marketing and selling expenses were higher in the second quarter of 2012 compared with the second quarter of 2011 due to the timing of the ASCRS tradeshow.

Research and Development

Research and development expense increased in the second quarter of 2012, by 8.6% to $1.5 million, compared with $1.4 million in the second quarter of 2011. Research and development expense for the six months ended June 29, 2012 was $3.1 million, an increase of 8.3% when compared with $2.8 million reported last year. The increase for both periods was primarily due to increased salaries and stock-based compensation.

Other General and Administrative Expenses

Other general and administrative expenses for the quarter were $0.7 million, compared with $0.2 million in the second quarter of 2011. Other general and administrative expenses for the six months ended June 29, 2012 were $1.3 million, compared with $0.3 million, during the first six months of 2011. The increase in both periods resulted from accrued severance, salaries, travel consulting fees and other expenses associated with the consolidation of the Company’s manufacturing facilities.

Other Income, Net

Other income, net, for the three and six months ended June 29, 2012, was $0.0 and $0.2 million, respectively, compared to $0.2 million and $0.6 million for the three and six months ended July 1, 2011, respectively. The year over year change for both periods is due to foreign exchange losses and a decrease in royalty income, offset by decreased interest expense, and a decrease in the fair value of outstanding warrants.

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

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of June 29, 2012 and December 30, 2011, respectively, STAAR had $17.5 million and $16.7 million, of cash and cash equivalents and restricted cash.

Net cash provided by operating activities for the six months ended June 29, 2012 and July 1, 2011, respectively, was $1.2 million and $2.9 million. Net cash provided by operations for six months ended June 29, 2012 consisted of net loss of $0.3 million plus $2.6 million in non-cash items, offset by $1.1 million increase in working capital.

Net cash used by investing activities for the six months ended June 29, 2012 and July 1, 2011, respectively, was $0.7 million and $0.1 million. Net cash used in investing activities was mainly due to $0.8 million in acquisition of property, plant and equipment, partially offset by $0.1 million resulting from the release of escrowed funds.

Net cash provided by financing activities for the six months ended June 29, 2012 and July 1, 2011, respectively, was $0.5 million and $1.0 million. Net cash provided by financing activities consisted of $0.9 million in proceeds from stock options, partially offset by $0.4 million in capital lease repayments.

Credit Facilities, Contractual Obligations and Commitments

Accrued Termination Benefits for Manufacturing Consolidations Project

The Company has accrued $0.4 million as of June 29, 2012 in termination benefit costs in connection with its manufacturing consolidation project. The accrual represents STAAR’s current best estimate of the termination benefits that will be paid to the terminated employees. The total anticipated severance, which will be paid over a two-year period, is approximately $1.5 million.

Lines of Credit

The Company’s Japanese subsidiary, STAAR Japan, has an agreement, as amended on June 30, 2009, with Mizuho Bank, which provides for borrowings of up to 300,000,000 Yen (approximately $3.8 million based on the rate of exchange on June 29, 2012), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of June 29, 2012) plus 1.125%. The agreement may be renewed annually (the current line expires on April 2, 2013). The credit facility is not collateralized. The Company had 200,000,000 Yen outstanding on the line of credit as of June 29, 2012 and December 30, 2011, (approximately $2.5 million and $2.6 million based on the foreign exchange rates on June 29, 2012 and December 30, 2011) which approximates fair value due to the short-term maturity and market interest rates of the line of credit. In case of default, the interest rate will increase to 14% per annum. As of June 29, 2012, 100,000,000 Yen (approximately $1.3 million based on the rate of exchange on June 29, 2012) of the line was available for borrowing.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs (approximately $1.0 million at the rate of exchange on June 29, 2012), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement renews automatically on an annual basis based on the same terms, assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains customary conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report. There were no borrowings outstanding as of June 29, 2012 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

Capital Lease Obligations

STAAR leases certain property, plant, and equipment under non-cancelable capital lease agreements. These leases vary in amount, duration, and rates.

Estimated future minimum payments under capital lease obligations were as follows (in thousands):

Fiscal Year	June 29, 2012	December 30, 2011
2012	$497	$947
2013	866	774
2014	253	152
2015	75	39
Thereafter	—	—
Total minimum lease payments	$1,691	$1,912
Less: interest	107	191
Total lease obligation	$1,584	$1,721

Current	$872	$597
Long-term	$712	$1,124

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.	MINING SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

a.	Entry into a Material Definitive Agreement; Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

The following information is provided pursuant to Item 5.02 of Form 8-K:

On August 3, 2012, the Board of Directors of STAAR Surgical Company approved a new form of Indemnity Agreement into which the Company has entered or will enter with existing and future directors and corporate executives, including the Named Executive Officers (as such term is defined in Item 402(a)(3) of Regulation S-K.

As permitted by Delaware General Corporation Law, our certificate of incorporation and our by-laws, the form of Indemnity Agreement generally provides for indemnification of officers and directors to the fullest extent permitted by Delaware law. This includes indemnification against expenses (including attorneys’ fees), in connection with the defense of claims, actions, suits or proceedings, and liabilities which might be imposed as a result their being or having been directors or officers. The foregoing description is qualified in its entirety by reference to the form of Indemnity Agreement, a copy of which is exhibited to this Report as Exhibit 10.42 and is incorporated herein.

b.	Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics.

The following information is provided pursuant to Item 5.05 of Form 8-K:

On August 3, 2012, the Board of Directors of STAAR Surgical Company adopted a Code of Business Conduct and Ethics, which supersedes the Company’s existing Code of Ethics. The new Code provides additional details regarding matters such as conflict of interest, gifts and entertainment, health and safety and general business ethics. The foregoing description is qualified in its entirety by reference to the full text of the Code of Business Conduct and Ethics, a copy of which is exhibited to this Report as Exhibit 14.1 and is incorporated herein.

The Code of Business Conduct and Ethics is posted on our website at www.staar.com – Investor Relations: Corporate Governance. Any future amendments to the Code will be posted there. exhibited to this Report as Exhibit 14.1 and is incorporated herein.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended to date.(1)

3.2	By-laws, as amended to date.(2)

†4.2	1991 Stock Option Plan of STAAR Surgical Company.(4)

†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(5)

4.4	Form of Certificate for Common Stock, par value $0.01 per share.(6)

†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan, and form of Option Grant and Stock Option Agreement.(3)

†10.42	Form of Indemnity Agreement*

14.1	Code of Business Conduct and Ethics*

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended June 29, 2012, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Loss, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. *

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarter ended July 2, 2010, filed with the Commission on August 11, 2010.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.

(5)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.

(6)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: August 7, 2012	By: /s/ DEBORAH ANDREWS
Deborah Andrews

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)

