Form 10-Q/A
period 2012-06-29
STAAR SURGICAL CO
filed 2012-08-08
CIK 718937

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ________________

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

Explanatory Note

STAAR Surgical Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 29, 2012 to provide exhibits of the Form of Indemnity Agreement that was referenced under Item 5 (pursuant to Item 1.01 and 5.02) and the Code of Business Conduct and Ethics that was referenced under Item 5 (pursuant to Item 5.05) that were inadvertently omitted from the document as filed. The only items filed herewith are these two exhibits, the exhibit index, the signature page and the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the period ended June 29, 2012 has been supplemented, updated or amended.

STAAR SURGICAL COMPANY

INDEX

		PAGE NUMBER
PART II — OTHER INFORMATION

Item 6.	Exhibits	2

Signatures		3

1

ITEM 6.       EXHIBITS

†10.42	Form of Indemnity Agreement*

14.1	Code of Business Conduct and Ethics*

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: August 8, 2012	By: /s/ DEBORAH ANDREWS
Deborah Andrews

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)

3