Form 10-K
period 2012-12-28
STAAR SURGICAL CO
filed 2013-03-12
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $229,315,000 based on the closing price per share of $7.77 of the registrant’s Common Stock on that date.

The number of shares outstanding of the registrant’s Common Stock as of March 1, 2013 was 36,635,713.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

Item 1. Business

STAAR Surgical Company designs, develops, manufactures and sells implantable lenses for the eye. We are the leading maker of lenses used worldwide in corrective or “refractive” surgery, and we also make lenses for use in surgery that treat cataracts. All of the lenses we make are foldable, which permits the surgeon to insert them through a small incision during minimally invasive surgery.

Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise, “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

STAAR®, Visian®, Collamer®, nanoFLEX™, nanoPOINT™, Epiphany™, and AquaFlow™ are trademarks or registered trademarks of STAAR in the United States (U.S.) and other countries. Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

A glossary explaining many of the technical terms used in this report begins on page 13. The reader may also find it helpful to refer to the discussion of the structure and function of the human eye that begins on page 3.

Operations

STAAR has significant operations globally. Activities outside the U.S. accounted for 81% of our total sales in fiscal year 2012. STAAR sells its products in approximately 60 countries, with direct distribution in the United States, Canada, Japan and Spain, and independent distribution in the remainder of the world.

STAAR maintains manufacturing and administrative facilities in the United States, Switzerland and Japan. While STAAR has initiated a project to consolidate all of its manufacturing to its Monrovia, California facility, its current global operations are as follows:

•

United States. STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California. The Monrovia manufacturing facility principally makes Collamer and silicone intraocular lenses (IOLs), and injector systems for its IOLs and Visian implantable Collamer lenses (ICLs). In 2012, we also commenced manufacturing the ICL and assembling preloaded IOL injectors. STAAR also currently manufactures the raw material for Collamer lenses (both IOLs and ICLs) and the AquaFlow Device (for the treatment of glaucoma) in a facility in Aliso Viejo, California.

•

Switzerland. STAAR operates an administrative, manufacturing and distribution facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. The Nidau manufacturing facility makes STAAR’s ICL products and also manufactures the AquaFlow Device. After consolidating manufacturing in Monrovia, California, STAAR plans to continue to maintain an administrative and distribution facility in Switzerland.

•	Japan. STAAR operates administrative, manufacturing and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc. STAAR Japan’s administrative facility is located in Shin-Urayasu and its manufacturing and distribution facility is located in Ichikawa City. STAAR currently sterilizes and final packages its preloaded IOL injectors at the Ichikawa City facility. Upon completion of the transfer of manufacturing to Monrovia, California, STAAR plans to continue to maintain administrative and distribution facilities in Japan.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries. Our global manufacturing consolidation plan also exposes us to the risk of unexpected costs and possible supply interruptions. See Item 1A. “Risk Factors —The global nature of our business may result in fluctuations and declines in our sales and profits”; “—The success of our international operations depend on our successfully managing our foreign subsidiaries”; “—Non-compliance with anti-corruption laws could lead to penalties or harm our reputation”;“—Our global manufacturing consolidation plan exposes us to risk”; and “—We many not enjoy the expected benefits of our global manufacturing consolidation plan and tax strategies.”

The Human Eye

The following discussion provides background information on the structure, function and some of the disorders of the human eye to enhance the reader’s understanding of our products described in this report. The human eye is a specialized sensory organ capable of receiving visual images and transmitting them to the visual center in the brain. Among the main parts of the eye are the cornea, the iris, the lens, the retina, and the trabecular meshwork. The cornea is the clear window in the front of the eye through which light first passes. The interior surface of the cornea is lined with a single layer of flat, tile-like endothelial cells, whose function is to maintain the transparency of the cornea. The iris is a pigmented muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The natural lens is a clear structure located behind the iris that changes shape to focus light to the retina, located in the back of the eye. The medical term for the natural lens that is present in the eye from birth is “crystalline lens.” The retina is a layer of nerve tissue in the back of the eye consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The posterior chamber of the eye, located behind the iris, is filled with a watery fluid called the aqueous humor, while the portion of the eye behind the lens is filled with a jelly-like material called the vitreous humor. The anterior chamber, which also contains aqueous humor, is the space in the eye behind the cornea and in front of the iris. The trabecular meshwork, a drainage channel located between the iris and the surrounding white portion of the eye, maintains a normal pressure in the anterior chamber of the eye by draining excess aqueous humor.

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

Financial Information about Segments and Geographic Areas

STAAR’s principal products are ICLs and IOLs used in ophthalmic surgery. Because STAAR generates 100% of its sales from the ophthalmic surgical product segment, it operates as one operating segment for financial reporting purposes. See Note 18 to the Consolidated Financial Statements for financial information about product lines and operations in geographic areas.

Principal Products

In designing our products we have the following goals:

•	To improve patient outcomes;

•	To minimize patient risk; and

•	To simplify ophthalmic procedures or post-operative care for the surgeon and the patient.

Visian ICL (ICLs). Refractive surgery corrects the types of visual disorders that glasses or contact lenses have traditionally treated (myopia, hyperopia, astigmatism and presbyopia). The field of refractive surgery includes both lens-based procedures, using products like our ICL, and laser-based procedures like LASIK. The ICL treats a wide range of refractive errors within commonly known vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism.

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

The ICL is the only posterior chamber phakic IOL (PIOL) approved for sale in the U.S., and we believe it is the world’s largest selling phakic IOL. We believe that our leadership in commercializing this technology results from a number of factors, including proprietary design features and the biocompatibility of the patent-protected Collamer material. STAAR believes that the biocompatibility of the Collamer material used for the ICL (and Toric ICL –TICL) is a significant factor in the ability to place this lens safely in the posterior chamber of the eye. Compared to lenses placed in the anterior chamber, we believe that placement in the posterior chamber provides superior optical results and superior cosmetic appearance, and poses less risk of damage to the cornea.

The ICL has been implanted into more than 300,000 eyes worldwide. The FDA approved the ICL for myopia for use in the U.S. in December 2005. In September 2011, STAAR launched the ICL with CentraFLOW™ technology, which uses a proprietary port in the center of the ICL optic. The port is of a size intended to optimize the flow of fluid within the eye without affecting the quality of vision, and eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant or a surgical iridotomy at time of implant. By simplifying the procedure and increasing patient comfort, the CentraFLOW™ technology makes the superior visual outcomes of the ICL available through a surgical implantation experience closer to LASIK. Outside the U.S., countries where we may sell the ICL and the Toric ICL (TICL), which corrects for both astigmatism and myopia, include the following:  the countries that require the European Union CE Mark, China, Canada, Korea, Japan, India, Brazil, the Middle East and Singapore. We sell the ICL with CentraFLOW™ technology in countries that require the European Union CE Mark and certain countries in the Middle East. STAAR submitted its application for U.S. approval of the TICL to the FDA in 2006 and the ICL with CentraFLOW™ technology in 2012, and they are currently under review (see “Regulatory Matters – Regulatory Requirements in the United States – Status of Toric ICL Submission”).

The Hyperopic ICL, which treats far-sightedness, is approved for use in countries that require the European Union CE Mark and in Canada.

The ICL is available for myopia in the United States in four lengths and 27 powers for each length.  Outside the U.S., the ICL is available for myopia and hyperopia and is available in multiple models and lengths in a total of 732 inventoried lenses.  This requires us to carry a significant amount of inventory to meet the customer preference for rapid delivery.  Outside the U.S. the Toric ICL is available for myopia and hyperopia in the same powers and lengths and also carries additional parameters of cylinder and axis.  As a result, we often make the Toric ICL to order, though we were still able to deliver approximately 73% of our Toric ICLs from stock during 2012.

Sales of ICLs (including TICLs) accounted for approximately 55% of our total sales in fiscal 2012, 51% of our total sales in fiscal 2011, and 44% of our total sales in fiscal 2010.

Minimally Invasive Intraocular Lenses (IOLs). We produce and market a line of foldable IOLs for use in minimally invasive cataract surgical procedures. Because these lenses fold, surgeons can implant them into the eye through an incision less than 3mm in length, and for one model as small as 2.2 mm. Surgeons prefer foldable lenses and small incisions because clinical evidence has shown that larger incisions can induce corneal astigmatism, extend healing times, and increase the possibility of infection. Once inserted, the IOL unfolds naturally to replace the cataractous lens.

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

Currently, our foldable IOLs are manufactured from both our proprietary Collamer material and silicone. STAAR offers both materials in two differently configured styles: the single-piece design where both the optic and haptics are made of the same material and the three-piece design where PolyimideTM loop haptics are attached to the optic. We believe that the physical and optical properties of Collamer, which contains the highest water content of any material in the market, gives it distinct advantages as a material for prosthetic IOLs used in cataract surgery. The selection of one style over the other is primarily based on the preference of the ophthalmologist. STAAR also sells aspheric IOLs made of silicone and Collamer, which use optical designs that produce a clearer image than traditional spherical lenses, especially in low light. During 2009, STAAR introduced the nanoFLEX IOL, which has a single piece Collamer aspheric optic and can be delivered through a 2.2 mm micro-incision using STAAR’s nanoPOINT Injection System.

We have developed and currently market, principally in the U.S., the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for cataract patients who also have pre-existing astigmatism.

Also, in Japan, Europe and China, we sell a “Preloaded Injector” with a silicone or acrylic IOL packaged and shipped in a pre-sterilized, disposable injector ready for use in cataract surgery. We believe the Preloaded Injector offers surgeons improved convenience and reliability. The acrylic-lens-based Preloaded Injector uses a lens supplied by a third party. The supplier also assembles and sells the acrylic Preloaded Injector under its own brand, using injector parts purchased from our subsidiary, STAAR Japan. STAAR Japan’s agreement with the supplier provides for the sale of the acrylic Preloaded Injector in additional territories by mutual agreement of the two companies.

Sales of IOLs accounted for approximately 41% of our total sales in fiscal 2012, 44% of our total sales in fiscal 2011, and 50% of our total sales in fiscal 2010.

Other Surgical Products

We also sell other related instruments and devices that we manufacture or that are manufactured by others, but we have deemphasized these products in the past few years due to their relatively lower overall gross profit margins. For example, in 2012 we exited the surgical pack business. Sales of other surgical products accounted for approximately 4% of our total sales in fiscal 2012, 5% of our total sales in fiscal 2011, and 6 % of our total sales in fiscal 2010.

Sources and Availability of Raw Materials

STAAR uses a wide range of raw materials in the production of its products. STAAR purchases most of the raw materials and components from external suppliers. Some of our raw materials are single-sourced due to regulatory constraints, cost effectiveness, availability, quality, and vendor reliability issues. Many of our components are standard parts or materials and are available from a variety of sources although we do not typically pursue regulatory and quality certification of multiple sources of supply. Due to the production capacity constraints with our third party supplier of acrylic IOLs, we are backlogged for those products. We are seeking alternative suppliers.

Patents, Trademarks and Licenses

We strive to protect our investment in the research, development, manufacturing and marketing of our products through the use of patents, licenses, trademarks, copyrights, and trade secrets. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business. As of December 28, 2012, we owned approximately 113 United States and foreign patents and had approximately 7 patent applications pending. In addition, as of December 28, 2012, our Japanese subsidiary owned approximately 72 Japanese and foreign patents and had approximately 21 patent applications pending.

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

Our material patents generally fall within three areas of technology: (1) design of a posterior chamber phakic intraocular lens used to treat refractive errors of the eye (ICLs), (2) the Collamer® lens material, and (3) lens delivery systems for folding intraocular lenses (injectors and cartridges, both stand-alone and preloaded, used with ICLs and IOLs).

STAAR has several patents covering design features that we believe are essential to the safety and effectiveness of its ICLs, and that we believe would be necessary or desirable for any competing posterior chamber phakic IOL. These patents expire between 2014 and 2016. Collamer belongs to a family of materials known as collagen copolymers. Collagen copolymers are compounds formed by joining molecules of collagen derived from biological sources with synthetic monomer molecules. The patents that underlie the specific formulation and manufacturing methods for Collamer expire between 2014 and 2016, with the last blocking patent expiring in 2017. Over the past year, we filed patent applications covering new lens designs, and new lens delivery systems.

STAAR also owns numerous patents covering the technology of foldable lens delivery systems, including injectors, cartridges and preloaded injectors and their specific design features. This group of patents includes relatively recent patents with up to 10 years of life remaining. However, the remaining select group of these patents covering the more fundamental lens delivery technologies will expire between 2013 and 2014.

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

We sell our products directly through our own sales representatives in the U.S., Canada, Japan and Spain and, supplemented by independent distributors, in approximately 60 countries worldwide. We maintain a global marketing team, as well as regional marketing personnel to support the promotion and sale of our products. The global marketing department supports selling efforts by developing and providing promotional materials, educational courses, speakers’ programs, participation in trade shows and technical presentations. Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. In the U.S., we also rely on independent sales representatives to sell our products under the supervision of directly employed sales managers. In Japan, we also sell through a local distributor.

A single customer, WooJeon Medical Co., Ltd., our Korean distributor, has accounted for more than 10% of our consolidated net revenue in each of the last three fiscal years. WooJeon generated the following amounts and percentages of revenue in those years:

Revenue Generated by WooJeon
Fiscal Year	Net Revenue ($, in thousands)	Net Revenue as Percentage of Consolidated Net Revenue
2012	$6,713	10.5%
2011	$8,142	13.0%
2010	$6,080	11.1%

Backlog

The dollar amount of STAAR’s backlog orders is not significant in relation to total annual sales. We generally keep sufficient inventory on hand to ship product when ordered.

The ICL is manufactured to precisely address refractive prescriptions across a broad range of correction, resulting in a large number of Stock Keeping Units (SKUs). The challenge of maintaining inventory in all models can result in a backlog in customer orders. Backlog is not currently at a significant level in relation to our total annual sales. However, unexpectedly large orders for ICLs could increase our backlog. STAAR believes it has sufficient capacity to ramp up production levels to meet demand and that any backlogs will be temporary. However, delays in filling orders can result in lost sales if alternative refractive treatments are available to the patient. Because Toric ICLs treat an even greater variety of refractive errors and at times must be custom made for the patient, customers are accustomed to a special order procedure and do not expect immediate delivery of Toric ICLs from inventory.

Our pre-loaded single piece acrylic IOL has experienced backlogs due to manufacturing capacity constraints occurring at our third-party acrylic lens supplier. Although the supplier is working to resolve the issue, they cannot estimate whether or when their manufacturing capabilities will be able to meet our increasing supply needs. While we are exploring alternatives, there is no guaranty we will identify and validate an alternative supplier.

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

We believe our primary competition in selling the ICL to patients seeking surgery to correct refractive conditions lies not in similar products to the ICL, but in the much better known and widely available laser surgical procedures. Novartis (formerly Alcon), Abbott Medical Optics, previously known as Advanced Medical Optics or AMO (“Abbott”), and Bausch & Lomb (“B&L”) all market excimer lasers for corneal refractive surgery and promote their sales worldwide.

Phakic implants that compete with the ICL are also available in the marketplace. The three principal types of phakic IOLs (PIOLs) are (1) posterior chamber designs like the ICL, (2) iris clip anterior chamber PIOLs like the Artisan® and Artiflex® lenses made by Ophtec (Artisan® is distributed in the U.S. by AMO under the Verisyse® brand), and (3) angle-supported anterior chamber PIOLs like the Cachet™ made by Alcon and sold outside the U.S. We believe the ICL has compelling clinical advantages over the other lenses, which are reflected in our estimated 75% market share of the global phakic IOL market. The ICL is the only foldable, minimally invasive PIOL approved for sale in the U.S.

As with the refractive market, the global cataract market is highly concentrated, with the top three competitors (Novartis, Abbott and B&L) combined accounting for approximately 71.0% of total market revenue, according to a 2012 report by Market Scope, LLC, a publisher of ophthalmic industry analysis.

Regulatory Matters

Nearly all countries where we sell our products have regulations requiring advance approval or certification of medical devices. Various federal, state, local and foreign laws also apply to our operations, including, among other things, working conditions, laboratory, clinical, and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances.

The requirements for approval or clearance to market medical products vary widely by country. The requirements range from minimal requirements to requirements comparable to those established by the U.S. Food and Drug Administration (FDA). For example, many countries in South America and the Middle East have minimal regulatory requirements, while many others, such as Japan, have requirements of similarly stringency to those of the FDA. Obtaining approval to distribute medical products is costly and time-consuming in virtually all of the major markets where we sell medical devices. We cannot assure that any new medical devices we develop will be approved in a timely or cost-effective manner or approved at all. The regulatory requirements in our most important current markets, the U.S., Europe and Japan, are discussed below.

Regulatory Requirements in the United States.

Under the federal Food, Drug & Cosmetic Act, as amended (the Act), the FDA has the authority to adopt, and has adopted, regulations that do the following:

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

The FDA establishes procedures for compliance based upon regulations that designate devices as Class I (general controls, such as establishment registration and device listing with FDA, labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval (PMA) required before commercial marketing). Class III devices are the most extensively regulated because the FDA has determined they are life-supporting, are of substantial importance in preventing impairment of health, or present a potential unreasonable risk of illness or injury. The effect of assigning a device to Class III is to require each manufacturer to submit to the FDA a PMA that includes information on the safety and effectiveness of the device. The FDA reviews device applications and notifications through its Office of Device Evaluation, or “ODE.”

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

Clinical trials on human subjects are expensive and time consuming, often taking years from design to completion. The trial, once approved, is subject to extensive oversight. In addition to FDA oversight through the ODE and the FDA’s Division of Bioresearch Monitoring (BIMO), the company sponsoring the research must designate a private Independent Review Board (IRB) to approve and monitor the research and assure that it is ethical, scientifically sound and regulated. The company sponsoring the research must adopt and observe stringent procedures for overseeing research, collecting and analyzing data, and will be subject to BIMO audits to verify compliance.

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

Oversight of compliance with quality, medical device reporting and other regulations. Both before and after we release a product commercially, we have ongoing responsibilities under FDA regulations. The FDA Office of Compliance reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with the FDA’s quality system regulations and requirements, such as restrictions on advertising and promotion. The Good Manufacturing Practice (GMP) regulations govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice.

BIMO Review of Clinical Research Activities. The FDA’s BIMO Division, reviews our activities as a sponsor of clinical research. BIMO conducts facilities inspections as part of a program designed to ensure that data and information contained in requests for IDEs, PMA applications and 510(k) submissions are scientifically valid and accurate. Another objective of the program is to ensure that human subjects are protected from undue hazard or risk during the course of scientific investigations.

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

Status of TICL Submission. STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement. In August 2007, following negative inspectional observations and a Warning Letter from FDA’s BIMO, the FDA Office of Device Evaluation placed an integrity hold on STAAR’s TICL application. Over a two-year period STAAR took a number of corrective actions to address BIMO’s concerns and to remove the integrity hold, including engaging an independent third party to conduct a 100% audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application. On July 21, 2009, the FDA notified STAAR that as a result of STAAR’s corrective actions the FDA had removed the integrity hold on our application for approval of the TICL, and would resume its consideration of the application. During August and September 2009, the agency and STAAR resolved a number of questions related to the TICL supplement in an interactive process. On February 3, 2010, STAAR received a letter of deficiency from the FDA outlining additional questions. On August 2, 2010, we responded to the FDA’s deficiency letter. After that response, STAAR was in dialogue with the agency, working interactively to resolve a series of follow-up questions. On April 22, 2011, STAAR responded to the questions from the agency, which concerned the basis for an increase in the number of reported patient follow-up visits following the independent third party audit of the clinical data, and has responded to additional follow-up questions after that date. On November 29, 2011, STAAR received a letter of deficiency from FDA further questioning the clinical data, specifically the inclusion of patient data that was obtained outside the study windows, requesting additional information on the lens design and a validation report for the Toric ICL power calculation software. After further interactions with the FDA throughout 2012, on November 15, 2012, STAAR submitted (1) clinical data showing no statistical difference in the clinical outcomes with or without the patient data that was obtained outside the study windows, (2) engineering data regarding the lens design, and (3) a validation report for the Toric ICL power calculation software. STAAR cannot predict when, or if, the FDA may grant approval of the Toric ICL.

Regulatory Requirements outside the United States.

CE Marking. The member countries of the European Union require that all medical products sold within their borders carry a Conformité Européenne Mark (CE Mark). The CE Mark on a medical device indicates that it has been found to comply with European Directives and associated guidelines concerning the design and manufacture of medical devices, including clinical trials, labeling, quality control, technical specifications, adverse event reporting, and biological, chemical and clinical safety. We have obtained the CE Mark for all of our principal products including ICL and TICL products, IOLs, injector systems and our AquaFlow Device.

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

Approval for a new medical device that lacks a substantial equivalent in the Japanese market will generally require the submission of clinical trial data. Only a licensed MAH can apply for premarket device approval in Japan, and in most cases, the clinical trial data must include data gathered from Japanese subjects. For example, STAAR Japan conducted a separate clinical trial in Japan for the shonin application for the ICL. Also, approval for a new medical device will require the manufacturer to undertake to reexamine the safety and efficacy of the device with a review of postmarket data gathered within a certain period - normally four years - after approval. The specific postmarket reexamination requirement for a medical device is announced at the time of approval.

STAAR Japan currently holds shonin approval for the ICL and Toric ICL, preloaded injectors and their associated lenses, and kyoka licensing as a manufacturer and MAH of medical devices. The sponsor of a clinical trial submitted to the MHLW must strictly follow Good Clinical Practice (GCP) standards, and must follow the trial with standard Good Postmarket Study Practice (GPSP) reporting and a follow-up program. MHLW and PMDA also assess the quality management systems of manufacturers and the conformity of products to the requirements of PAL. STAAR is subject to inspection for compliance by these agencies. A company’s failure to comply with PAL can result in severe penalties, including revocation or suspension of a company’s business license and possible criminal sanctions.

Research and Development

We focus on furthering technological advancements in the ophthalmic products industry through the development of innovative premium ophthalmic products (lenses and delivery systems there for), materials and designs. We maintain an active internal research and development programs, which also includes clinical activities and regulatory affairs and is comprised of 30 employees. In order to achieve our business objectives, we will continue our investment in research and development.

During the last few years STAAR has regularly introduced new products from its pipeline of research and development projects. For example, during 2011, STAAR introduced the ICL V4c with CentraFLOW™ technology in Europe and other territories that recognize the CE Mark, and launched the Toric ICL in Japan. During 2010 it introduced the nanoPOINT™ 2.0 microincision injector for the ICL and launched an expanded range of ICL products in countries that accept the CE Mark. During 2009 STAAR introduced the nanoFLEX™ Aspheric Collamer IOL, which can be delivered through the nanoPOINT injector, and the advanced Epiphany™ injector system for the Affinity Collamer IOL. Outside the U.S., in 2009 STAAR introduced the KS-X Preloaded Hydrophobic Acrylic Injector System in Europe and the KS-Ni Preloaded Silicone IOL Injector System in Japan. In 2012, STAAR introduced the KS-SP Preloaded Hydrophobic Acrylic Injector System in Japan and limited markets in Europe. The KS-SP differs from the KS-X by containing a single piece rather than three piece hydrophobic lens. During the first half of 2013 STAAR will introduce the nanoFLEX™ Toric Collamer IOL in countries that accept the CE Mark.

During 2013, our goal is to continue our focus on research and development in the following areas:

•	Enhancements to the ICL that may simplify the procedure and further improve its efficacy;

•	Development of preloaded injector systems for Collamer ICLs and IOLs;

•	Development of a global hydrophobic acrylic IOL platform;

•	Development of presbyopia-correcting IOLs and ICLs; and

•	Approval of a silicone preloaded injector system for the U.S.

Research and development expenses were approximately $6.4 million, $5.9 million, and $5.7 million for our 2012, 2011, and 2010 fiscal years, respectively. STAAR expects to invest approximately 9-10% of sales for research and development in 2013.

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

Significant Subsidiaries

As of March 1, 2013, STAAR’s principal subsidiaries were STAAR Surgical AG in Switzerland and STAAR Japan Inc., both of which STAAR wholly owns. The activities of each are described above.

Employees

As of March 1, 2013, we employed approximately 301 persons.

Code of Ethics

STAAR has adopted a revised Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is posted on our website, www.staar.com — Investor Information: Corporate Governance.

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

intraocular – within the eye.

injector or injector system – a device in the form of a syringe that is used to deliver a foldable IOL into the eye through a slender nozzle in minimally invasive cataract surgery.

iridotomy – a small hole created in the iris, usually made with a YAG laser. Prior to implantation of some ICL models a YAG peripheral iridotomy is made in an obtrusive area at the periphery of the iris to ensure continued fluid flow in the eye after implantation. The ICL V4c model has a central port for fluid flow, which eliminates the need for an iridotomy or iridectomy.

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

QSR - The FDA’s Quality System Regulation, or current Good Manufacturing Practice (cGMP) includes requirements related to the methods used in, and the facilities and controls used for, designing, manufacturing, packaging, labeling, storing, installing, and servicing of medical devices intended for human use. The regulation sets forth the framework for medical device manufacturers to follow in achieving quality requirements.

refractive market – as used in this report “refractive market” means the overall market volume for refractive surgical procedures of all kinds, including LASIK, PRK, the Visian ICL product family and other phakic IOLs. As used in this report, the term does not does not include sales of non-surgical products like eyeglasses and contact lenses.

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

YAG – an acronym for yttrium-aluminum-garnet, a mineral crystal. Lasers using neodymium-doped yttrium aluminium garnet crystals (Nd:YAG) generate a high-energy beam that can be used in a number of ophthalmic procedures, including creating iridotomies before implantation of some models of the ICL.

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

Risks Related to Our Business

We compete with much larger companies.

Our competitors, including Novartis (formerly Alcon), Abbott (formerly Advanced Medical Optics, or AMO) and Bausch & Lomb have much greater financial resources than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, make it difficult for us to compete. In the past, we have lost significant market share in IOL sales to some of our competitors.

FDA compliance issues have delayed approvals and we expect to devote significant resources to maintaining compliance in the future.

The Office of Compliance of the FDA’s Center for Devices and Radiological Health regularly inspects STAAR’s facilities to determine whether we are in compliance with the FDA Quality System Regulations relating to such things as manufacturing practices, validation, testing, quality control, product labeling and complaint handling, and in compliance with FDA Medical Device Reporting regulations and other FDA regulations. The FDA also regularly inspects for compliance with regulations governing advertising and promotional activities as well as clinical investigations.

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

FDA approval of the Visian Toric ICL, which could have a significant U.S. market, has been considerably delayed.

An important part of STAAR’s ICL product portfolio is the Toric ICL, or TICL, a variant of the ICL that corrects both astigmatism and myopia in a single lens and that has been marketed outside the U.S. since 2001. STAAR believes the TICL has a significant potential market in the U.S. and could accelerate growth of the overall refractive product line. STAAR submitted a supplemental PMA for the TICL in April 2006, which remains subject to FDA review and a number of pending questions under discussion with the agency. Without the Toric ICL the ICL product line is not likely to reach its full market potential in the U.S., and STAAR cannot predict when or if the FDA will approve it.

The global nature of our business may result in fluctuations and declines in our sales and profits.

Our products are sold in approximately 60 countries. Sales from international operations make up a significant portion of our total sales. For the fiscal year ended December 28, 2012, sales from international operations were 81% of our total sales. The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because some of our sales and expenses are incurred in a different currency from the local currency. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc. The exchange rates between these and other local currencies and the U.S. dollar may fluctuate substantially. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions.

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

We depend on key employees.

We depend on the continued service of our senior management and other key employees. The loss of a key employee could hurt our business. We could be particularly detrimental if any key employee or employees went to work for competitors. Our future success depends on our ability to identify, attract, train, motivate and retain other highly skilled personnel. Failure to do so may adversely affect our results. We do not maintain insurance policies to cover the cost of replacing the services of any of our key employees who may unexpectedly die or become disabled.

We have a history of losses that could continue in the future.

During 2011 STAAR achieved net income from continuing operations after reporting losses for more than ten years. During 2012 STAAR reported a loss from continuing operations on a GAAP basis. STAAR’s future profitability is challenged by the competitive nature of our industry and the other risks to our business detailed herein. We have an accumulated deficit of $132.5 million as of December 28, 2012.

We rely and depend on independent distributors in international markets.

Except for the U.S., Canada, Japan, and Spain, STAAR sells its products through independent distributors who generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose customers who have been dealing with that distributor. Because we do not have local staff in most of the areas covered by independent distributors, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors that are beyond our control could result in flat or declining sales in that territory, harm to the reputation of our company or its products, or legal liability. For example, in 2012, sales to our independent distributor in Korea, our largest market, declined by 18%.

The success of our international operations depends on our successfully managing our foreign subsidiaries.

We conduct most of our international business through wholly owned subsidiaries. Managing distant subsidiaries and fully integrating them into STAAR’s business is challenging. While STAAR seeks to integrate its foreign subsidiaries fully into its operations, direct supervision of every aspect of their operations is impossible, and as a result STAAR relies on its local managers and staff. Cultural factors, language differences and the local legal climate can result in misunderstandings among internationally dispersed personnel, and increase the risk of failing to meet U.S. and foreign legal requirements, including with respect to the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act (FCPA). The risk that unauthorized conduct may go undetected will always be greater in foreign subsidiaries.

Non-compliance with anti-corruption laws could lead to penalties or harm our reputation.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the FCPA. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm our reputation and business. Our reliance on foreign subsidiaries and independent distributors demands a high degree of vigilance in maintaining our policy against participation in corrupt activity. In many of our markets outside the U.S., doctors and hospital administrators may be deemed government officials. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such individuals.

Unfavorable economic conditions hurt sales of our refractive products.

Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Laser refractive surgery experienced a significant decrease in demand globally with the recession that began in mid-2008, and has not fully recovered. While ICL sales have continued to grow globally, STAAR believes that negative economic conditions have slowed growth, especially in the U.S. Economic stagnation, lack of consumer confidence or new recessions in any of our key markets, including but not limited to Korea, China or Spain, could further slow ICL sales growth or, if severe, cause declines in sales. Because the ICL is STAAR’s fastest growing and highest gross margin product, restricted growth or a decline in its sales could materially harm STAAR’s business.

Negative publicity concerning complications of laser eye surgery could reduce the demand for our refractive products as well.

Negative publicity about laser eye surgery has appeared in the U.S. and some other refractive surgery markets. On April 25, 2008, the FDA Ophthalmic Devices Panel held a public meeting to discuss reports of medical complications and customer satisfaction following refractive surgery. The resulting publicity broadened public awareness of the potential complications of refractive surgery and potential patient dissatisfaction, in particular as a result of LASIK and other corneal laser-based procedures. In May 2009 the FDA issued a cautionary letter to surgeons regarding promotion and advertising of lasers used in refractive surgery. In October 2009 the FDA, in collaboration with the National Eye Institute and the U.S. Department of Defense, began a major study on the quality of life for patients after LASIK surgery, which is ongoing. The results of this study could amplify concerns about complications of laser refractive surgery. While these concerns could encourage patients and doctors to select the ICL as an alternative, they could also decrease patient interest in all refractive surgery, including ICL. Outside the U.S., in February 2012, it was widely reported throughout the Asia Pacific region that Dr. Ray Tsai, a prominent ophthalmologist in Taiwan questioned the safety of LASIK surgery, and would no longer perform the procedure. We believe this negative publicity decreased patient interest in the Asia Pacific region in LASIK as well as all other refractive procedures. Depending on the nature and severity of future negative publicity about refractive surgery, the growth of ICL sales could be limited or sales could decline as a result. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome.

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

Transferring the manufacturing of medical devices is more expensive, time-consuming and risky than similar transfers in less regulated industries. In our major markets, regulatory approval to sell our products is generally limited to the current manufacturing site, and changing the site will require applications to and approval from regulatory bodies prior to commercialization. To satisfy our own quality standards as well as regulations, we must follow strict protocols to confirm that products made at a new site are equivalent to those made at the currently approved site. Even minor changes in equipment, supplies or processes require validation. While STAAR has placed a priority on maintaining the continuity and quality of its product supply, including increasing its inventory as safety stock during the consolidation, unanticipated delays or difficulties in the transfer process could interrupt our supply of products. Any sustained interruption in supply could cause us to lose market share and harm our business. In addition, after we complete our consolidation plan, we will no longer have an alternative source of supply for the products we manufacture (for example, Collamer and silicone IOLs, Collamer ICLs and delivery systems) in the event of an earthquake or other event that disrupts our manufacturing activities in California.

Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.

The loss of a material supplier could significantly disrupt our business. In some cases, we obtain components used in certain of our products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA's QSRs, cGMPs or other applicable laws, obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which we could lose sales.

Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of certain products and a decline in sales of that product. The manufacturing process to create the raw material necessary to produce some of our products is technically complex and requires significant lead-time. If our suppliers are unable to meet our manufacturing requirements, we may not be able to produce a sufficient amount of materials or products in a timely manner, which could cause a decline in our sales. For example, our supply of acrylic lenses from a third party supplier is limited by manufacturing capacity constraints, which will result in backlog in demand.

Also, our sources of supply for raw materials can be threatened by shortages and other market forces, by natural disasters, by the supplier’s failure to maintain adequate quality or a recall initiated by the supplier. Even when substitute suppliers are available, the need to certify the substitute supplier’s regulatory compliance and the quality standards of the replacement material could significantly delay production and materially reduce our sales. We mitigate this risk by maintaining adequate inventory of raw materials when practical and identifying secondary suppliers, but we cannot entirely eliminate the risk. For example, the failure of one of our suppliers could be the result of an unforeseen industry-wide problem, or the failure of our supplier could create an industry-wide shortage affecting secondary suppliers as well.

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

The challenge of maintaining inventory across the large number of ICL models, combined with an unexpectedly large increase in demand for the ICL, may result in a backlog in customer orders that are financially significant. In addition, delays in filling orders can result in lost sales if alternative refractive treatments are available to the patient. If we are unable to ramp up production to meet increased demand we may not achieve our growth targets.

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

We have accumulated approximately $122.5 million of U.S. federal tax net operating loss carryforwards as of December 28, 2012, which can be used to offset taxable income in future quarters if our U.S. operations become profitable. If unused, these tax loss carryforwards will begin to expire between 2020 and 2032. Currently, when we generate profits on a consolidated basis, those profits are generated outside the U.S. and are subject to income taxes that we cannot offset with U.S. loss carryforwards. As part of our global consolidation strategy we expect to increase our profits enabling us to begin utilizing our tax loss carryforwards in the U.S., but unexpected changes in tax laws or delays and complications in our consolidation efforts could prevent us from realizing the benefits of this tax strategy. Moreover, under the current tax laws, if we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of these tax loss carryforwards even if our U.S. operations generate significant profits.

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

The terms of our debt facilities impose restrictions on our business.

Our current or future indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and, consequently, may place us at a competitive disadvantage to our competitors. The operating and financial restrictions and covenants in our debt facilities may adversely affect our ability to finance future operations or capital needs or to engage in new business activities.

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

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries. Both plans are underfunded and may require significant cash payments. During 2012, we contributed $234,000 to our Swiss Plan, and although we did not contribute to our Japan Plan, we made a benefit payment of $65,000.

Beginning October 1, 2009, as part of the Amendment of the Japan Plan discussed in Note 12 to the consolidated financial statements included in this report, STAAR Japan has maintained and administered the Japan Plan, including paying the pension benefits as they are due solely from its continuing operations. STAAR Japan is not required to make any contributions to the Japan Plan in order to meet future pension benefit obligations, and does not expect to do so. As a result, STAAR Japan has no plan assets now and does not expect to have any in the future.

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

Our pension plans in the aggregate are underfunded by approximately $3.0 million ($1.2 million for the Japan Plan and $1.8 million for the Swiss Plan) as of December 28, 2012.

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

We manufacture all of our products at our facilities in California, Switzerland, and Japan. Most of our products are approved for manufacturing only at one of these sites. Before we can use a second manufacturing site for an implantable device we must obtain the approval of regulatory authorities. Because this process is expensive we have generally not sought approvals needed to manufacture at an additional site. If a natural disaster, fire, or other serious business interruption struck one of our manufacturing facilities, it could take a significant amount of time to validate a second site and replace lost product. We could lose customers to competitors, thereby reducing sales, profitability and market share. For example, we produce the collamer material used in our ICL products and many of our IOL products. If we were unable to continue collamer production, we are unaware of an alternative supplier. While our insurance covers lost revenue resulting from business interruption for a number of causes, if we have no product supplies for an extended period we could suffer an unrecoverable loss of market share. We do not have insurance coverage for revenue lost in a business interruption following an earthquake. Once completed, our manufacturing consolidation plan could increase the risk of harm to our business from a natural disaster in California.

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We depend on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, our information technology infrastructure handles electronic communications among our locations around the world and between our personnel and our subsidiaries, customers, and suppliers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such security breaches, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information. Also, certain of our information technology systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

Changes in accounting standards could affect our financial results.

The accounting rules applicable to public companies like STAAR are subject to frequent revision. Future changes in accounting standards could require us to change the way we calculate income, expense or balance sheet data, which could significantly change our reported results of operations or financial condition.

Our publicly filed SEC reports may be reviewed by the SEC.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies' public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. The SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.

Acquisitions of technologies, products, and businesses could disrupt our business, involve increased expenses and present risks not contemplated at the time of the transactions.

We may consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products acquired, some of which may result in significant charges to earnings. Issues that must be addressed in acquiring and integrating the acquired technologies, products and businesses into our own include:

•	conforming standards, controls, procedures and policies, operating divisions, business cultures and compensation structures;

•	retaining key employees;

•	retaining existing customers and attracting new customers;

•	consolidating operational infrastructure, including information technology, accounting systems and administration;

•	mitigating the risk of unknown liabilities; and

•	managing tax costs or inefficiencies associated with integrating operations.

If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, and our ability to develop and introduce new products. Actual costs and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

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

Constant development of new technologies and techniques, frequent new product introductions and strong price competition characterize the ophthalmic industry. The first company to introduce a new product or technique to market usually gains a significant competitive advantage. Our future growth depends, in part, on our ability to develop products to treat diseases and disorders of the eye that are more effective, safer, or incorporate emerging technologies better than our competitors’ products. Sales of our existing products may decline rapidly if one of our competitors introduces a superior product, or if we announce a new product of our own. If we fail to make sufficient investments in research and development or if we focus on technologies that do not lead to better products, our current and planned products could be surpassed by more effective or advanced products. In addition, we must manufacture these products economically and market them successfully by demonstrating to a sufficient number of eye-care professionals the overall benefits of using them.

Resources devoted to research and development may not yield new products that achieve commercial success.

We spent about 10.1% of our sales on research and development during the fiscal year ended December 28, 2012, and we expect to spend similar amounts for this purpose in future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. Any of the products currently under development may fail to become commercially successful.

Changes in reimbursement for our products by third-party payors and the new Medical Device Tax could reduce sales of our products or make them less profitable.

Certain of our products, such as our IOLs, are used in procedures that are typically covered by health insurance, HMO plans, Medicare, Medicaid, or other governmental sponsored programs both in and outside the U.S. Third party payors in both government and the private sector continue to seek to manage costs by restricting the types of procedures they reimburse to those viewed as most cost-effective and by capping or reducing reimbursement rates. Whether they limit reimbursement prices for our products or limit the surgical fees for a procedure that uses our products, these policies can reduce the sales volume of our reimbursed products, their selling prices or both. Future cost cutting initiatives could result in unexpected reductions in the reimbursement rates for IOLs and related products. In some countries government insurers have sought to control costs by limiting the total number of procedures they will reimburse. The Patient Protection and Affordable Care Act will significantly change the system of public and private health care reimbursement, and future legislation will likely consider further changes that may impact availability and/or pricing for cataract surgery where our IOLs are used. We are not able to predict whether new legislation or changes in regulations will take effect at the state or federal level, but if enacted these changes could significantly and adversely affect our business. In addition, the Patient Protection and Affordable Care Act includes a 2.3% excise tax on medical devices sold in the U.S., which applies to sales of our IOLs and ICLs. This could reduce the sales of our products or make them less profitable.

We are subject to extensive government regulation worldwide, which increases our costs and could prevent us from selling our products.

STAAR is regulated by regional, national, state and local agencies. In the U.S. our regulators include the FDA, the Department of Justice, the Federal Trade Commission, the Office of the Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we manufacture or distribute products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern the research, development, manufacturing and commercial activities relating to medical devices, including their pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.

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

Competing in the ophthalmic products industry requires us to introduce new or improved products and processes continuously, and to submit these to the FDA and other regulatory bodies for approval. Obtaining approval can be a long and expensive process, and approval is never certain. For example, the FDA or another country’s regulatory agency, could require us to conduct an additional clinical trial prior to approval of a product and such clinical trial could take a long time and have substantial expense. In addition, our operations are subject to periodic inspection by the FDA and international regulators. An unfavorable outcome in an FDA inspection may result in the FDA ordering changes in our business practices or taking other enforcement action, which could be costly and severely harm our business.

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

Laws pertaining to healthcare fraud and abuse could materially adversely affect our business, financial condition and results of operations.

We are subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws and false claims laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial condition and results of operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Indeed, recent changes in state laws and model codes of ethics have already required us to alter certain of our compliance efforts. For example, in April 2009, Massachusetts issued regulations governing the conduct of pharmaceutical and medical device manufacturers with respect to healthcare practitioners. This regulation became effective on July 1, 2009 and sets forth what medical device manufacturers may and may not permissibly do with respect to providing meals, sponsoring continuing medical education and otherwise providing payments or items of economic benefit to healthcare practitioners located within the state. Additionally, the regulation requires medical device manufacturers to have in place robust fraud and abuse compliance programs. Other states (e.g., California, Vermont and Nevada) have adopted similar laws. These laws and regulations act to limit our marketing practices, require the dedication of resources to ensure compliance, and expose us to additional liabilities.

In addition, the recent Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Health Care Reform Law also provides that the government may assert that a claim including items or services resulting from a violation of these statutes constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute.

Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, changes in these laws, regulations, or administrative or judicial interpretations, may require us to further change our business practices or subject our existing business practices to legal challenges, which could have a material adverse effect on our business, financial condition and results of operations.

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

STAAR maintains a hotline for employees to report any violation of laws, regulations or company policies anonymously, which is intended to permit STAAR to identify and remedy improper conduct. Nevertheless, present or former employees may elect to bring complaints to regulators and enforcement agencies. The relevant agency will generally be obligated to investigate such complaints to assess their validity and obtain evidence of any violation that may have occurred. In response to reports that its policies or applicable laws or regulations have been violated, STAAR may find it necessary to conduct its own internal investigations, which may be extensive. Even without a finding of misconduct, negative publicity about investigations or allegations of misconduct could harm our reputation with professionals and the market for our common stock. Responding to investigations or conducting internal investigations can be costly, time-consuming and disruptive to our business.

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

Most of our products are covered by patents that, if valid, give us a degree of market exclusivity during the term of the patent. We have also earned revenue in the past by licensing some of our patented technology to other ophthalmic companies. Generally, the legal life of a patent in the U.S. is 20 years from application. When our patents covering our products expire, our competitors may introduce products using the same technology. As a result of this possible increase in competition, we may need to reduce our prices to maintain sales of our products, which would make them less profitable. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

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

Our stock price has fluctuated widely. It ranged from $5.05 to $11.37 per share during the year ended December 28, 2012. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our stock.

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

Item 3.  Legal Proceedings

From time to time the Company is subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, and claims of product liability. STAAR maintains insurance coverage for product liability claims but may not be insured against other potentially material claims. While the Company is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market (Nasdaq) under the symbol “STAA.” The following table sets forth the high and low per share sale prices of our common stock as reported by Nasdaq.

Period	High	Low
Year ended December 28, 2012
Fourth Quarter	$7.71	$5.05
Third Quarter	8.43	5.14
Second Quarter	11.21	7.38
First Quarter	11.37	9.65
Year ended December 30, 2011
Fourth Quarter	$11.50	$7.20
Third Quarter	8.50	4.48
Second Quarter	5.92	4.56
First Quarter	6.41	5.05

Holders

As of March 1, 2013, there were approximately 456 record holders of our Common Stock.

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

The following graph shows a comparison from December 28, 2007 through December 28, 2012 of the total performance of the following:

•	STAAR Surgical Company;

•	The Nasdaq Stock Market;

•	a peer group we have selected consisting of 12 companies within our industry or closely related industries: Anika Therapeutics (ANIK); Cutera Inc. (CUTR); Cynosure Inc. (CYNO); Integra LifeSciences Holdings Corp. (IART); Iridex Corp. (IRIX); LCA Vision Inc. (LCAV); Merit Medical Systems, Inc. (MMSI); Palomar Medical Technologies Inc. (PMTI); Solta Medical Inc. (SLTM); Synergetics USA Inc. (SURG); Syneron Medical Ltd. (ELOS); and Volcano Corporation (VOLC).

Returns in the graph below reflect historical results; we do not intend to suggest they predict future performance. The data assumes $100 was invested on December 28, 2007 in STAAR common stock and in each of the composite indices, and that dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for Fiscal Years:	2007	2008	2009	2010	2011	2012
STAAR Surgical Company	100.00	92.69	119.23	234.62	403.46	223.85
The Nasdaq Stock Market (US and Foreign Companies)	100.00	61.55	86.42	102.02	101.15	116.51
Peer Group	100.00	74.16	82.89	103.83	89.73	93.18

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.0 on December 28, 2007.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended December 28, 2012, December 30, 2011, December 31, 2010, January 1, 2010, and January 2, 2009. The selected consolidated statement of operations data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at December 28, 2012 and December 30, 2011, are derived from our consolidated financial statements, which have been audited by BDO USA, LLP, our independent registered public accounting firm, as indicated in their report included in this Annual Report. The selected consolidated statement of operations data set forth below for each of the two fiscal years in the periods ended January 1, 2010 and January 2, 2009 and the consolidated balance sheet data set forth below at December 31, 2010, January 1, 2010, and January 2, 2009, are derived from audited consolidated financial statements of the Company not included in this Annual Report. We have adjusted all prior periods presented to account for Domilens Gmbh divestiture on March 2, 2010 and present Domilens as a discontinued operation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, and the Notes thereto, included in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010	January 2, 2009
	(In thousands except per share data)
Statement of Operations
Net sales	$63,783	$62,765	$54,958	$51,060	$49,770
Cost of sales	19,492	20,396	19,882	19,737	20,688
Gross profit	44,291	42,369	35,076	31,323	29,082

General and administrative	15,150	14,932	14,778	15,009	15,730
Marketing and selling	21,281	17,726	17,176	15,300	18,472
Research and development	6,444	5,868	5,724	5,893	7,938
Other general and administrative expenses	2,636	1,060	—	—	9,773

Operating income (loss)	(1,220)	2,783	(2,602)	(4,879)	(22,831)
Total other income (expense), net	701	(79)	(1,079)	(869)	(1,044)
Income (loss) before income taxes	(519)	2,704	(3,681)	(5,748)	(23,875)
Income tax provision	1,244	1,356	432	1,154	975
Income (loss) from continuing operations	(1,763)	1,348	(4,113)	(6,902)	(24,850)
Income from discontinued operations, net of income taxes	—	—	4,166	702	1,655
Net income (loss)	$(1,763)	$1,348	$53	$(6,200)	$(23,195)

Income (loss) per share from continuing operations – basic	$(0.05)	$0.04	$(0.12)	$(0.21)	$(0.84)

Income (loss) per share from continuing operations – diluted	$(0.05)	$0.04	$(0.12)	$(0.21)	$(0.84)

Income per share from discontinued operations, basic and diluted	$—	$—	$0.12	$0.02	$0.05

Net income (loss) per share – basic	$(0.05)	$0.04	$(.00)	$(0.19)	$(0.79)

Net income (loss) per share – diluted	$(0.05)	$0.04	$(.00)	$(0.19)	$(0.79)

Weighted average shares outstanding-basic	36,253	35,434	34,825	32,498	29,474
Weighted average shares outstanding –diluted	36,253	36,878	34,825	32,498	29,474

Balance Sheet Data
Working capital	$26,125	$24,638	$16,539	$13,466	$10,807
Total assets	54,759	49,006	40,585	58,681	52,582
Long-term notes payable, net of discount	—	—	— *	—	4,414
Other long-term liabilities	5,068	5,532	4,711	3,887	3,910
Stockholders’ equity	31,742	29,458	22,427	21,070	16,027

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

Performance Against 2012 Key Operational Metrics

Two principal strategic goals guided STAAR’s key operational metrics in 2012: to lay the groundwork for further growth and to achieve and maintain profitability. In pursuit of these goals, STAAR aligned its business initiatives during 2012 along five key operational metrics that it used to gauge its performance during the year. Based on performance relative to our targets, on August 1, 2012, STAAR decreased the targets for three of the five metrics, and in final form they are as follows:

•	Increase total revenue by high single digits for the full year.

•	As discussed below in “Results of Operations,” our total revenue increased by 2% in 2012.

•	Grow ICL sales by 25% for the second half of 2012 and 20% for the full year.

•	As discussed below in “Results of Operations,” ICL sales grew 6% for the second half of 2012 and 9% for the year.

•	Increase gross profit margins to achieve a level of 71% for the full year.

•	As discussed below in “Results of Operations,” gross profit margins increased from 67.5% in 2011 to 69.4% in 2012.

•	Achieve profitability in three quarters of 2012.

•	As discussed below in “Results of Operations,” we achieved profitability on a GAAP basis only in the first quarter of 2012.

•	Manage the manufacturing consolidation with no material disruption to customer supply requirements.

•	Our consolidation efforts proceeded according to our plans and we expect this to continue during 2013. As a result of certain consolidation-related expenses being pulled forward from 2013, spending levels were higher than projected for the year ended December 28, 2012.

Other Highlights

General

In 2012, STAAR increased its investment in the future by increasing research and development expense by 10% over prior year to 10% of net sales. We expect this investment to result in revenue-enhancing, patent-protected next-generation products. STAAR also increased its investment in its sales and marketing teams by hiring 17 new sales and marketing employees domestically and throughout our top eleven global refractive markets. The new marketing employees are focusing on enhancing global consumer awareness initiatives for the ICL product line, expanding social media messaging, including a redesigned web site, increasing support for ICL awareness campaigns and added consumer marketing in the Asia Pacific region. These new hires, along with their increased marketing activities, resulted in a 20% increase in sales and marketing expense. In addition, during 2012 STAAR transitioned its sales efforts in Spain from a distributor to direct sales model and incurred approximately $1.2 million in transition expenses related to this change. STAAR also increased its manufacturing consolidation efforts in 2012 in preparation of transferring Swiss and Japanese manufacturing activities to our Monrovia facility. These non-recurring consolidation and facility expansion efforts increased our expenses by $1.6 million over consolidation efforts in 2011.

Global Visian ICL and TICL Sales

STAAR is the only company with approval to sell a posterior segment phakic IOL, known as the ICL. In 2012, sales of the ICL products represented approximately 55% of STAAR’s business. STAAR continues to focus its ICL marketing and sales efforts in the top eleven refractive markets, based on the success of this strategy from 2010 through 2012. These markets include the U.S., Japan, Korea, China, India, Spain, Middle East, Germany, Italy, U.K., and Latin America.

In September 2011, STAAR launched the V4c model of the ICL with CentraFLOW technology, the KS-AquaPort™ in countries that recognize the CE Mark. The CentraFLOW technology uses a proprietary port in the center of the ICL optic of a size intended to optimize the flow of fluid within the eye, and eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant or a surgical iridotomy at time of implant. By simplifying the procedure and increasing patient comfort, the ICL with CentraFLOW technology makes the superior visual outcomes of the ICL available through a surgical implantation experience closer to LASIK, which should attract new surgeons and patients to the product.

The launch of ICLV4c follows the September 2010 introduction of the ICLV4b model, which offers an expanded range of correction, in territories that recognize the CE Mark. The expanded range includes ICLs with lower levels of myopia correction in quarter-diopter increments, Toric hyperopic ICLs to treat astigmatism and far-sightedness, and Toric ICLs in the low to zero range of myopia to treat patients primarily affected by astigmatism. These product line extensions more than double the number of patients who could benefit from products in Europe and other territories that accept the CE Mark.

STAAR believes that increased regulatory approval of the ICL with CentraFLOW technology beyond countries that recognize the CE Mark, such as Korea, India and Latin America, will improved the competitiveness of the ICL product line and help move STAAR closer to its goal of positioning the ICL and TICL throughout the world as primary choices for refractive surgery. ICL products now address, in countries where approved, all degrees of refractive error that can be treated with laser eye surgery, as well as moderate and severe errors beyond the effective range of laser eye surgery.

In some key markets of the Asia Pacific region, as well as the U.S., STAAR has not yet introduced the ICLV4b model. In those countries, STAAR is seeking approval of the ICL with CentraFLOW technology and plans to move directly to that model as quickly as regulatory timelines allow.

STAAR’s ability to maintain or accelerate the rate of growth in ICL sales will partly depend on continued improvement in worldwide economic conditions and progress with regulatory agencies. ICL surgery is a relatively expensive elective procedure and is seldom reimbursed by insurers or government agencies. STAAR believes that the global recession reduced overall demand for refractive surgery particularly in the U.S., and it has been reported that consumer spending and consumer confidence has not returned to pre-recession levels.

We consider ICL sales growth in the U.S. market important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The ICL was approved by the FDA for treatment of myopia on December 22, 2005. STAAR submitted a Pre-Market Approval Application supplement for the Toric ICL to the FDA on April 28, 2006, and that application remains open and pending (See, Item 1, “Regulatory Requirements in the United States, Status of TICL Submission.”). On October 9, 2012, STAAR submitted to the FDA a 180 day PMA Supplement regarding the ICL with CentraFLOW technology. After discussion with the FDA, we agreed to resubmit the Supplement as a pre-submission prior to submitting a revised PMA Supplement.

Spain has long been a large ICL market in Europe for STAAR. Because STAAR believes the potential of the Spanish market has not been fully realized, STAAR decided to shift from its independent distributor to a direct sales model when the distributor’s contract expires in 2013. In the second quarter of 2012, STAAR had an opportunity to negotiate an early transition to the direct model, with the existing distributor to provide transitional services and ongoing logistics support for a fee. While the transition caused a short-term decline in revenues as the independent distributor ceased purchasing inventory and STAAR bought back the existing distributor inventory, STAAR believes that future revenues from Spain will increase through enhanced direct marketing efforts and by selling directly to customers. Additional transition expenses will be incurred during the transitional period until March 2013 and logistic expenses to our former distributor through the first quarter of 2015. The on-going weakness and uncertainty in the Spanish economy may affect the magnitude and timing of these future benefits.

Since 2011, STAAR experienced noteworthy growth in market penetration in China and Korea. However, in February 2012, it was widely reported throughout the Asia Pacific region that Dr. Ray Tsai, a prominent ophthalmologist in Taiwan questioned the safety of LASIK surgery, and would no longer perform the procedure. We believe this negative publicity decreased patient interest in China in LASIK as well as all other refractive surgeries. In addition, economic concerns in Korea as well as price competition among LASIK procedure centers adversely impacted our sales in Korea. Our distributor adjusted inventory levels. We expect sales to increase in China and Korea in 2013. While no assurance can be given regarding 2013 sales, through the first two months of 2013, our sales in Korea increased 60% over the first two months of 2012.

Global IOL Sales.

STAAR pioneered the development of folding lenses for use in cataract surgery, and IOLs represented approximately 41% of STAAR’s business in 2012.

In September 2011, STAAR launched its nanoFLEX Collamer Single Piece IOL which can be injected through a 2.2 mm incision with the nanoPOINT™ Injector System, in the territories that recognize the CE Mark. STAAR received CE Mark approval to market its nanoFLEX toric IOL in November 2011, and expects to begin marketing the lens in 2013. nanoFLEX is STAAR’s largest selling IOL product in U.S. markets and STAAR believes the lens can receive broad commercial acceptance outside the U.S. STAAR hopes that the biocompatibility and outstanding optical properties of Collamer, with which surgeons have become acquainted through the ICL, will build interest in the nanoFLEX IOL worldwide. Availability of the toric version of the lens, which corrects pre-existing astigmatism at the time of cataract surgery, is expected to increase interest in the nanoFLEX technology outside the U.S.

In May, 2012, STAAR included in its Annual Report to the FDA notification of changes to the lens length and haptic design for the nanoFLEX IOL. On September 25, 2012, the FDA responded that we should submit these changes as a PMA Supplement. On November 19, 2012, STAAR amended its Annual Report to not include the modified nanoFLEX. The Company is assessing its options regarding the modified nanoFLEX IOL in the U.S., while it continues to sell the current version.

STAAR has marketed its silicone toric IOL since 1998 and believes that the addition of the nanoFLEX toric will make the product line more competitive with acrylic toric IOLs now in the market. Among other things, the nanoFLEX toric features an aspheric optic, and we believe the bio-adhesive nature of the Collamer material will provide excellent rotational stability, a key characteristic for toric lenses.

In the fourth quarter of 2012, STAAR launched in Japan and select markets in Europe a hydrophobic acrylic Preloaded IOL, featuring the popular single-piece IOL format, known as the KS-SP. The market favorably received the KS-SP and we received higher demand than originally forecasted. Due to manufacturing capacity constraints occurring at our third-party acrylic lens supplier, we currently are experiencing a backlog for the KS-SP, as well as the KS-X. The supplier cannot estimate whether or when their expanding manufacturing capabilities will be able to meet our increasing supply requirements. While we are exploring supply alternatives, there is no guaranty we will identify and validate an alternative supplier.

Among STAAR’s initiatives to grow its IOL business are the following:

•	we plan to introduce a preloaded injector for the nanoFLEX and nanoFLEX toric;

•	we are seeking approval to introduce the silicone Preloaded IOL in the U.S. market to enhance our U.S. IOL offering and help STAAR maintain or increase its market share in the hospital-based segment;

•	we plan to seek further approvals for the nanoFLEX and nanoFLEX Toric in an effort to build a global product franchise for Collamer IOLs; and

•	we are researching presbyopia-correcting designs that leverage the unique optical properties of the Collamer material.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

Manufacturing Consolidation Project and Tax Strategy. During 2012 STAAR devoted significant resources to two initiatives: a project to consolidate global manufacturing, and development of a strategy to optimize our global organization for tax purposes. The goal of these strategies is to further improve upon gross profit margin by streamlining operations, thereby reducing costs and to increase profits in the U.S. to enable the Company to utilize its $122.5 million in net operating loss carryforwards, and at the same time, reduce income taxes in foreign jurisdictions where it pays tax.

STAAR currently manufactures its products in four facilities worldwide. It has developed a plan to methodically consolidate its manufacturing in a single site at its Monrovia, California location by the end of 2013, which is expected subsequently to yield significant savings in cost of goods and to lower our global administrative and regulatory costs.

By December 2012, all non-sterile IOLs were manufactured in the U.S., whereas they were previously manufactured in Japan. In December 2012, the Company began the first manufacturing ICLs in the U.S., whereas they were previously exclusively manufactured in Switzerland. While some U.S. manufactured IOLs were sold in December 2012, sales of U.S.-manufactured IOLs and ICLs will comprise a larger portion of our sales in 2013. This project, which is subject to significant risks, is further described under “Risk Factors, “Our manufacturing consolidation plan exposes us to risk.”

STAAR expects its manufacturing consolidation initiatives to cost approximately $6 million over a three-year period, of which it spent approximately $2.6 million during 2012. Expenditures to date have largely consisted of severance, employee costs, professional fees to advisors and consultants and accruals for asset retirement obligations. Additionally, we expect to spend approximately $2.4 million in capital expenditures to consolidate our manufacturing.

In August 2012, STAAR entered into an eight year lease of an approximately 26,000 square foot building immediately adjacent to our current facility in Monrovia, California. The new building, which is accessible from the current facility via two hallways, will allow the Company to accommodate the needs associated with our previously announced manufacturing consolidation to Monrovia, as well as provide space for additional growth. The Company estimates the annualized cost of the new facility will increase Selling, General and Administrative expenses by approximately $625,000.

In addition, as STAAR’s profitability grows, its liability for income taxes in various jurisdictions has also increased. STAAR has developed a strategy to minimize its future tax liabilities as its business grows. Among other things, STAAR seeks to utilize the approximately $122.5 million in net operating losses that it has accumulated in the U.S.

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

Backlog. The ICL is manufactured to precisely address refractive prescriptions across a broad range of correction, resulting in a large number of Stock Keeping Units (SKUs). The challenge of maintaining inventory in all models, can result in a backlog in customer orders. While the dollar amount of backlog orders is not currently significant in relation to our total annual sales, unexpectedly large orders for ICLs could increase our backlog. STAAR believes it has sufficient capacity to ramp up production levels to meet demand and that any backlogs will be temporary. However, delays in filling orders can result in lost sales if alternative refractive treatments are available to the patient. Because Toric ICLs treat an even greater variety of refractive errors and at times must be custom made for the patient, they are accustomed to a special order procedure and do not expect immediate delivery of Toric ICLs from inventory. In connection with our manufacturing consolidation project, we have built a safety stock of inventory of our primary products within the ICL and IOL product lines.

Our pre-loaded single piece acrylic IOL is currently experiencing backlogs due to high demand and manufacturing capacity constraints occurring at our third-party acrylic lens vendor. Although the supplier is working to resolve the issue, they cannot estimate whether or when their manufacturing capabilities will be able to meet our increasing supply needs. While we are exploring supply alternatives, there is no guaranty we will identify and validate an alternative supplier.

Status of U.S. TICL Submission.

As discussed above under the caption “Business — Regulatory Matters,” STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement. On November 29, 2011, STAAR received a letter of deficiency from FDA further questioning the clinical data, specifically the inclusion of patient data that was obtained outside the study windows, requesting additional information on the lens design and a validation report for the Toric ICL power calculation software. After further interactions with the FDA throughout 2012, on November 15, 2012, STAAR submitted (1) clinical data showing no statistical difference in the clinical outcomes with or without the patient data that was obtained outside the study windows, (2) engineering data regarding the lens design, and (3) a validation report for the Toric ICL power calculation software. The U.S. represents the largest refractive procedure market and STAAR will continue to seek approval. STAAR cannot predict when, or if, the FDA may grant approval of the Toric ICL.

Financing Strategy

On December 28, 2012, in response to an offer made by the bank, STAAR Japan amended its existing line of credit agreement with Mizuho Bank.  The amended agreement authorizes the Company to increase its borrowings from up to 300,000,000 Yen (approximately $3.5 million based on the exchange rate on December 28, 2012), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of December 28, 2012) plus 1.125%, for a total effective rate of 2.6%, to a new limit of 500,000,000 Yen (approximately $5.9 million based on the exchange rate on December 28, 2012), at a lower interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of December 28, 2012).  The credit facility may be renewed for an agreed upon term (the current line expires on March 28, 2013).  The credit facility is not collateralized.  The Company had 200,000,000 Yen outstanding on the line of credit as of December 30, 2011 and December 31, 2010 (approximately $2.4 million based on the foreign exchange rates on December 28, 2012), and increased its amount outstanding on the line of credit to 500,000,000 Yen (approximately $5.9 million based on the exchange rate on December 28, 2012) on December 28, 2012. In 2012, the Company paid approximately $65,000 in interest expense related to its borrowings from Mizuho and the Company expects its interest expense on the bank line to remain approximately the same in 2013.  While there are no assurances, the Company believes the credit line will be renewed in fiscal 2013, similar to the renewals that have occurred since 2007.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s consolidated statement of operations for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales			Percentage Change
	December 28, 2012	December 30, 2011	December 31, 2010	2012 vs. 2011	2011 vs. 2010
Net sales	100.0%	100.0%	100.0%	1.6%	14.2%
Cost of sales	30.6%	32.5%	36.2%	(4.4)%	2.6%
Gross profit	69.4%	67.5%	63.8%	4.5%	20.8%
General and administrative	23.7%	23.8%	26.9%	1.5%	6.1%
Marketing and selling	33.4%	28.2%	31.3%	20.1%	3.2%
Research and development	10.1%	9.3%	10.4%	9.8%	2.5%
Other general and administrative expenses	4.1%	1.7%	—	*	—
Operating income (loss)	(1.9)%	4.4%	(4.7)%	*	— *
Total other expense, net	1.1%	(0.1)%	(2.0)%	*	(92.7)%
Income (loss) before income taxes	(0.8)%	4.3%	(6.7)%	*	— *
Provision for income taxes	2.0%	2.2%	0.8%	(8.3)%	— *
Income (loss) from continuing operations	(2.8)%	2.1%	(7.5)%	*	— *
Income from discontinued operations, net of income taxes	0.0%	0.0%	7.6%	0.0%	— *
Net income (loss)	(2.8)%	2.1%	0.1%	*	— *

*  Denotes change is greater than 100%

The following table presents our net sales, by product, for the fiscal years presented (dollars in thousands):

	% of Total	2012	% of Total	2011	% of Total	2010
IOL	40.7%	$25,971	43.9%	$27,547	50.1%	$27,550
ICL	55.0%	35,080	51.1%	32,074	44.2%	24,300
Core Product Sales	95.7%	61,051	95.0%	59,621	94.3%	51,850
Other	4.3%	2,732	5.0%	3,144	5.7%	3,108
Total Sales	100.0%	$63,783	100.0%	$62,765	100.0%	$54,958

Net sales for 2012 were $63.8 million, a 1.6% increase over the $62.8 million reported in fiscal 2011. The increase in net sales was due to a 9.4% increase in ICL sales, which was largely offset by a 5.7% decrease in IOL sales and a 13.2% decrease in other product sales. Changes in foreign currency did not materially impact our net sales for the year.

Net sales for 2011 were $62.8 million, a 14.2% increase over the $55.0 million reported in fiscal 2010. The increase in net sales was due to 15% increase in our core product sales (IOL and ICL). Core products represented 95.0% and 94.3% of the Company’s total sales in fiscal year 2011 and 2010, respectively. Changes in foreign currency favorably impacted our net sales in 2011 by $1.7 million.

Total IOL sales were $26.0 million for fiscal 2012, a 5.7% decrease from fiscal 2011 sales of $27.5 million. The primary reason for the decrease was a 25% decrease in U.S. IOL sales volume. The effect of the decrease in unit volume was partially offset by an 11% increase in average selling prices. Preloaded IOL sales in international markets decreased 1%, despite a 5% increase in unit volume, because of a 6% decline in average selling prices due to a mix shift to Preloaded Acrylic IOLs which have lower average selling prices than most other IOL models. IOL sales represented 41% of the Company’s total sales in fiscal 2012. Preloaded IOL sales represented 76% of total IOL sales in fiscal 2012.

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

Total ICL sales for 2012 were $35.1 million, a 9.4% increase over the $32.1 million in fiscal 2011. Unit volume increased 3% and average selling prices increased 6%. ICL sales growth was lower than anticipated due to an 18% decrease in ICL sales in Korea as the distributor adjusted its inventories levels. Outside of Korea, ICL sales grew 18%. The Company expects that ICL sales in Korea will return to growth in 2013. ICL sales represented 55% of our total sales for fiscal 2012. Toric ICL sales represented 49% of total ICL sales, where approved.

Total ICL sales for 2011 were $32.1 million, a 32% increase over the $24.3 million reported in fiscal 2010. The increase in ICL sales resulted from a 35% increase in sales in our then top ten refractive markets which comprised 85% of our total ICL sales in 2011. ICL sales represented 51% and 44% our total sales for fiscal years 2011 and 2010, respectively. Toric ICL sales represented 44% of total ICL sales, where approved, compared with 43% in fiscal 2010.

Other product sales, which have been deemphasized due to their low margins, were $2.7 million in fiscal 2012 and $3.1 million in fiscal 2011. Other product sales represented 4.3% and 5.0% of the Company’s total sales in fiscal 2012 and 2011, respectively.

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

	2012	2011	2010
Gross Profit	$44,291	$42,369	$35,076
Gross Profit Margin	69.4%	67.5%	63.8%

Gross profit in fiscal 2012 was $44.3 million compared with $42.4 million in fiscal 2011. The increase in gross profit and gross profit margin was largely attributable to the 9% increase in ICL sales and more specifically Toric ICLs, that have higher average selling prices, which grew 22%. Gross profit in fiscal 2011 was $42.4 million compared with $35.1 million in fiscal 2010. The increase in gross profit and gross profit margin was largely attributable to a higher mix of ICL sales and improved margins on IOL sales.

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

	2012	2011	2010
General and Administrative Expense	$15,150	$14,932	$14,778
Percentage of Sales	23.7%	23.8%	26.9%

General and administrative (G&A) expense in fiscal 2012 was $15.1 million or 23.7% of sales, compared with $14.9 or 23.8% of sales in fiscal 2011. Although G&A expense has decreased as a percentage of sales, the increase in dollars was primarily due to an increase in stock based compensation expense.

General and administrative expense in fiscal 2011 was $14.9 million or 23.8% of sales, compared with $14.8 million or 26.9% of sales in fiscal 2010. The increase in expense was primarily due to increased bonus accruals, travel and stock based compensation expense largely offset by a $700,000 decrease in severance costs.

The following table presents our marketing and selling expense for the fiscal years presented (dollars in thousands):

	2012	2011	2010
Marketing and Selling Expense	$21,281	$17,726	$17,176
Percentage of Sales	33.4%	28.2%	31.3%

Marketing and selling expense in fiscal 2012 was $21.3 million or 33.4% of sales, compared with $17.7 or 28.2% of sales in fiscal 2011. The increase in sales and marketing expense was due to the addition of 17 employees during 2012 to support the Company’s ICL growth initiatives in Asia Pacific, Europe, and the U.S. and to support global marketing efforts.

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

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

	2012	2011	2010
Research and Development Expense	$6,444	$5,868	$5,724
Percentage of Sales	10.1%	9.3%	10.4%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and the regulatory and clinical activities required to acquire and maintain product approvals globally. These costs are expensed as incurred.

Research and development expense in fiscal 2012 was $6.4 million or 10.1% of sales, compared with $5.9 million or 9.3% of sales in fiscal 2011. The increase in expense is due to an increase in compensation costs, including stock-based compensation and due to new product development activities. The Company expects to spend approximately 9-10% of sales on research and development activities in 2013.

Research and development expense in fiscal 2011 was $5.9 million or 9.3% of sales, compared with $5.7 million or 10.4% of sales in fiscal 2010. The increase in expense is due to increased headcount and salaries, travel, and patent legal expenses.

The following table presents other general and administrative expenses for the fiscal years presented (dollars in thousands):

	2012	2011	2010
Other General and Administrative Expenses	$2,636	$1,060	—
Percentage of Sales	4.1%	1.7%	—

Other general and administrative expenses in fiscal 2012 of $2.6 million compared with $1.1 million in fiscal 2011 represent costs associated with the Company’s plans to consolidate its manufacturing operations. This expense was higher than originally planned for the year due to a change in the timing of severance accruals. Overall the project is still expected to be completed generally on budget and on time. The Company expects to spend approximately $2.0 to $2.5 million on the project during 2013.

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

The following table presents our other income (expense), net for the fiscal years presented (dollars in thousands):

	2012	2011	2010
Other Income (Expense), net	$701	$(79)	$(1,079)
Percentage of Sales	1.1%	(0.1)%	(2.0)%

Other income (expense), net generally relates to interest expense on notes payable and lease obligations, gains or losses on foreign currency transactions, royalty income, and fair value adjustments of outstanding warrants. The table below summarizes the year over year changes in other income (expense), net (in thousands).

	Favorable (Unfavorable)
	2012 v. 2011		2011 v. 2010
Interest income	$27		$(12)
Interest expense	232	(3)	373	(1)
Loss on extinguishment of note payable	-		267	(1)
Exchange gains (losses)	25		173
Royalty income	(58)		137
Fair value adjustment of warrants(2)	452		25
Other	102	(4)	35
Net change in other income (expense), net	$780		$1,000

(1)	The decrease in interest expense was primarily due to the repayment of the Broadwood note in fiscal 2010. The loss on early extinguishment of note payable was the result of early repayment of the Broadwood note.

(2)	Relates to the fair value of 70,000 warrants issued to Broadwood on March 21, 2007 at $6.00 per share. The warrants expire on March 21, 2013.

(3)	Decrease in interest expense is due to the fulfillment of certain capital lease obligations.

(4)	Other income resulted from the release of restricted cash which was set aside for the payment of potential taxes of our former German subsidiary.

The following table presents our provision for income taxes for the fiscal years presented (in thousands):

	2012	2011	2010
Provision for Income Taxes	$1,244	$1,356	$432

The provision for income taxes decreased from 2011 to 2012, as a result of decrease in income in jurisdictions where we pay taxes. We do not expect to begin to see the tax benefits associated with our manufacturing consolidation project until 2014 when manufacturing is projected to be fully consolidated.

Our provision for income taxes increased from 2011 to 2010, as a result of higher taxable income in jurisdictions where we pay tax. Our effective tax rate for 2011 was 50%.

See Critical Accounting Policies included later in this Item 7 for additional information about our provision for income taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have historically financed our operations primarily through operating cash flows, the issuance of common stock and proceeds from stock options and by relying on equipment and other commercial financing. During 2013, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may, in the future elect, to supplement this with further debt or commercial borrowing

The Company believes its current cash balances coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future, including cost and capital associated with the Company’s plans to consolidate manufacturing. STAAR’s need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in maintaining positive cash flow through the strategies described above under the caption “Strategy.”

Our financial condition as of December 28, 2012 for each of the years indicated included the following (in millions):

	2012	2011	2010	2012 v. 2011	2011 v. 2010
Cash and cash equivalents	$21.7	$16.6	$9.4	$5.1	$7.2

Current assets	$44.1	$38.7	$30.0	$5.4	$8.7
Current liabilities	17.9	14.0	13.4	3.9	0.6

Working capital	$26.2	$24.7	$16.6	$1.5	$8.1

Overview of changes in cash and cash equivalents and other working capital accounts.

Net cash provided by (used in) operating activities was $3.2 million, $5.3 million, and ($4.4 million) for fiscal years 2012, 2011, and 2010 respectively. For 2012, net cash provided by operating activities consisted of net loss of $1.8 million, $5.4 million in non-cash expenses and $0.4 million used for working capital. For 2011, net cash provided by operating activities consisted of net income of $1.3 million, $4.6 million in non-cash expenses and $0.6 million used for working capital. For 2010, the use of cash from operations included the following significant items: payment of $4.0 million related to the global settlement of the legal judgments and $0.6 million used in the operating activities of discontinued operations of our previously disposed German subsidiary Domilens GmbH, payment of $0.4 million of Domilens transaction related costs, and approximately $0.8 million interest paid for the Broadwood note.

Net cash provided by (used in) investing activities was ($2.1 million), ($0.9 million), and $18.8 million for fiscal years 2012, 2011, and 2010 respectively. Net cash used in investing activities for 2012 and 2011 was due to acquisition of property, plant and equipment. The increase in investment in property, plant, and equipment during 2012, relative to 2011, is due to investments made in connection with the Company’s plans to consolidate its manufacturing operations to the U.S. and leasehold improvements related to the expansion of the Company’s Monrovia, CA facility. For 2010, net cash provided by investing activities was due to the $11.8 million net cash proceeds from the sale of Domilens in March 2010 and the release of the $7.4 million restricted deposit, including interest, by the Court, partially offset by $0.4 million for acquisition of property and equipment.

Net cash provided by (used by) financing activities was $4.3 million, $2.8 million, and ($11.5 million) for fiscal years 2012, 2011 and 2010, respectively. For 2012, net cash provided by financing activities consisted of $3.5 million increase in line of credit and $1.5 million in proceeds from exercise of stock options, partially offset by $0.7 million in capital lease repayments. For 2011, net cash provided by financing activities consisted of $3.3 million in proceeds from exercise of stock options, partially offset by $0.6 million in capital lease repayments. For 2010, net cash used by financing activities consisted of $5 million principal payment on a promissory note held by Broadwood Partners, L.P., the $6.8 million cash redemption of all of our then outstanding Series A preferred shares, and the $0.8 million repayment of principal on our capital lease obligations, partially offset by $1.1 million in cash proceeds from stock option exercises

Accounts receivable was $8.5 million as of December 28, 2012 and $9.1 million as of December 30, 2011.  Days’ Sales Outstanding (“DSO”) was 47 days in 2012 and 50 days in 2011. The Company expects to maintain DSO within a range of 45 to 50 days during the course of fiscal 2013.

Inventories at the end of fiscal 2012 and 2011 were $11.7 million and $10.9 million, respectively. Days’ inventory on hand (“DOH”) was 142 days in 2012 and 129 days in 2011 based on finished goods, including consignment inventory. We planned for this increase to provide safety stock during our manufacturing consolidation project.

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

Line of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on December 28, 2012, with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen (approximately $5.8 million based on the rate of exchange on December 28, 2012), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of December 28, 2012) and may be renewed annually (the current line expires on March 28, 2013).  The credit facility is not collateralized.    In case of default, the interest rate will be increased to 14% per annum. While no assurance can be given, the Company believes the credit line will be renewed in fiscal 2013.  The Company had 500,000,000 Yen and 200,000,000 Yen outstanding on the line of credit as of December 28, 2012 and December 30, 2011, (approximately $5.8 million and $2.6 million based on the foreign exchange rates on December 28, 2012 and December 30, 2011, respectively) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  As of December 28, 2012, there were no available borrowings under the line.

In August 2010, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the Bank). The credit agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) ($1,096,000 at the rate of exchange on December 28, 2012), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report. There were no borrowings outstanding as of December 28, 2012 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities and lines of credit as of December 28, 2012.

Contractual Obligations

The following table represents the Company’s known contractual obligations as of December 28, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	More Than 5 Years
Line of credit	$5,850	$5,850	$—	$—	$—
Capital lease obligations	1,394	916	470	8	—
Operating lease obligations	8,445	2,408	3,608	1,744	685
Pension obligation	1,507	110	234	439	724
Severance	1,010	102	908	—	—
Open purchase orders	423	423	—	—	—
Total	$18,629	$9,809	$5,220	$2,191	$1,409

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

In the normal course of business, the Company is regularly audited by federal, state and foreign tax authorities, and is periodically questioned regarding the amount of taxes due. These questions may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. We believe that our tax positions comply with applicable tax law and intend to defend our positions, if necessary. Our effective tax rate in a given financial statement period could be impacted if we prevailed in matters for which reserves have been established, or were required to pay amounts in excess of established reserves.

•	Inventories. We provide estimated inventory allowances for excess, slow moving, expiring and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. We value our inventory at the lower of cost or net realizable market values. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the expiration of products with a shelf life of less than four months, estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, we determine that our inventory was overvalued, we would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if we determine that our inventory was undervalued, cost of sales in previous periods could have been overstated and we would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. Therefore, although we make every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. Our policy is consistent with current accounting guidance as prescribed by ASC 360-10-35, Accounting for the Impairment or Disposal of Long-Lived Assets.

•	Goodwill. Goodwill, which has an indefinite life, is not amortized, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Certain factors which may occur and indicate that impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios, including the use of experts.

•	Definite-Lived Intangible Assets. We also have other intangible assets mainly consisting of patents and licenses, developed technologies and customer relationships, with a gross book value of $13.8 million and accumulated amortization of $11.6 million as of December 28, 2012. We capitalize the cost of acquiring patents and licenses. We acquired certain customer relationships and developed technologies in the acquisition of our STAAR Japan subsidiary which was completed on December 29, 2007. Amortization is computed on the straight-line basis over the estimated useful lives of the assets, since the pattern in which the economic benefits realized cannot be reasonably determined, which are based on legal, contractual and other provisions, and range from 10 to 21 years for patents and licenses, 10 years for customer relationships and 3 to 10 years for developed technology. We review intangible assets for impairment in the assessment discussed above regarding Impairment of Long-Lived Assets.

•	Employee Defined Benefit Plans. We have maintained a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary. The Company concluded that the features of the Swiss Plan conform to the features of a defined benefit plan. As a result, we adopted the recognition and disclosure requirements of Accounting Standards Codification Transition Guidance, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

In connection with our acquisition of the remaining interest in STAAR Japan, Inc., we assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan substantially covering all of the employees of STAAR Japan.  STAAR Japan adopted the recognition and disclosure requirements of Accounting Standards Codification for Defined Benefit Plans - Pension on December 29, 2007, the date of the acquisition.

Defined Benefits Plans - Pension requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. We record a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, and the expected long-term rate of asset return (based on the market-related value of assets).  The fair values of plan assets are determined based on prevailing market prices.  The amounts recorded in the financial statements pertaining to our employee defined benefit plans could vary significantly if we were to use different assumptions.

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

Recent Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 1 – Organization and Description of Business and Accounting Policies – Recent Accounting Pronouncements.”

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

Interest rate risk.   As of December 28, 2012, STAAR had $5.9 million of foreign debt. Our $5.9 million of foreign debt bears an interest rate that is equal to the Tokyo short-term prime interest rate (approximately 1.475% as of December 28, 2012). Thus, our interest expense would fluctuate with any change in the prime interest rate. If the Tokyo prime rate were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $59,000 based on the exchange rate in effect at December 28, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company.  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended December 28, 2012, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2012, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2012.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended December 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Pursuant to our Amended and Restated 2003 Omnibus Equity Incentive Plan, our Compensation Committee approved the performance goals and the amount of compensation for a 2013 Restricted Stock Unit Plan (“2013 RSU Plan”), which is a performance contingent restricted stock award plan based upon the Company exceeding an internally established annual revenue target which is above the established annual revenue plan. This plan was ratified by the Board of Directors of STAAR Surgical Company on March 4, 2013, contingent upon acceptance by the participants, which was obtained on March 12, 2013. The Chief Executive Officer, Chief Financial Officer and named Executive Officers participate in the (“2013 RSU Plan”). The equity grant under the 2013 RSU Plan occurs if the Company meets or exceeds 100% of an internally established annual sales target, at which point participants would receive their potential grant. The maximum potential grant for the Chief Executive Officer is 30,000 shares; for the Chief Financial Officer is 6,500 shares; for the Vice President, Global Marketing is 12,000 shares; for the Vice President, Global Research and Development is 7,500 shares, for the President of EMEA and Latin America is 12,000 shares; for the Vice President, Swiss Operations is 5,000 shares, and for the Vice President, General Counsel is 5,000 shares. Any shares granted under the 2013 RSU Plan vest after calculating total financial performance in 2013, at which time, if the revenue target is met or exceeded, the earned shares shall fully vest.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the section entitled “Proposal One — Election of Directors” contained in the proxy statement (the “Proxy Statement”) for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 28, 2012.

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

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Proposal Three — Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)	Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(3)
4.4	Form of Certificate for Common Stock, par value $0.01 per share.(4)
†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan and form of Option Grant and Stock Option Agreement.(5)
10.3	Indenture of Lease dated September 1, 1993, by and between the Company and FKT Associates and First through Third Additions Thereto.(6)
10.4	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates.(6)
10.5	Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates.(7)
10.6	Fourth Amendment to Indenture of Lease dated September 30, 2006, by and between the Company and FKT Associates.(1)
10.7	Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto.(8)
10.8	Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984.(7)
10.9	Seventh Lease Addition to Indenture of Lease dated September 30, 2006, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984.(1)
10.10	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC.(7)
10.11	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(9)
10.12	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(9)
10.13	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(9)
10.20	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex.(10)
†10.42	Form of Indemnification Agreement between the Company and certain officers and directors.(9)
10.59	Standard Industrial/Commercial Multi Tenant Lease — Gross dated October 6, 2005, entered into between the Company and Z & M LLC.(11)
10.64	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007.(12)
†10.66	Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated as of November 27, 2007.(13)
10.69	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007.(14)

†10.70	Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 31, 2008.(15)
†10.76	Employment Agreement effective November 22, 2002 by and between the Company and Deborah Andrews.(16)
†10.77	Letter of the Company dated April 11, 2007 to Deborah Andrews, Vice President and Chief Financial Officer, regarding compensation.(16)
10.80	Credit Agreement between STAAR Japan Inc. and Mizuho Bank Inc., dated October 31, 2007.(17)
10.81	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated June 30, 2009.(17)
10.82	Basic Agreement on Unsterilized Intraocular Lens Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(18)
10.83	Basic Agreement on Injector Product Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(18)
10.84	Memorandum of Understanding Concerning Basic Agreements for Purchase and Sale between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(18)
10.85	Acrylic Preset supply Warranty Agreement between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(18)
10.86	Framework Agreement for Loans between Credit Suisse and STAAR Surgical AG, dated August 12, 2010. (19)
†10.88	Form of Executive Severance Agreement.(20)
†10.89	Form of Executive Change In Control Agreement.(20)
10.90	Standard Industrial/Commercial Single – Tenant Lease – Net dated August 17 , 2012, by and between the Company and Pacific Equity Partners, LLC.(21)
†10.91	Letter of the Company dated March 27, 2012 to Samuel Gesten, Vice President and General Counsel, regarding compensation.*
†10.92	Letter of the Company dated August 10, 2012 to James Francese, Vice President, Global Marketing, regarding compensation.*
10.93	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated December 28, 2012.*
†10.94	Amendment No. 2 to Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 7, 2012.*
†10.95	Letter of the Company dated May 8, 2007 to Robin S. Hughes, Vice President of Marketing, regarding compensation.*
14.1	Code of Business Conduct and Ethics.(9)
21.1	List of Significant Subsidiaries.*
23.1	Consent of BDO USA, LLP.*
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
†	Management contract or compensatory plan or arrangement
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28, 2007, as filed on March 12, 2008.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed on May 23, 2006.
(3)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed on May 1, 1998.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed on April 18, 2003.
(5)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 19, 2010, filed on April 9, 2010.

(6)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 29, 2000, as filed on March 9, 2001.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2012, as filed on August 8,2012.
(10)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended January 3, 1997, as filed on April 2, 1997.
(11)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 29, 2000, as filed on March 28, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed on November 9, 2005.
(12)	Incorporated by reference to the Company’s Current Report on form 8-K filed on March 21, 2007.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2007.
(14)	Incorporated by reference to the Company’s Current Report on form 8-K filed on December 17, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 2, 2009, as filed on November 12, 2009.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 1, 2010.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2010, as filed on November 10, 2010.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed on November 2, 2011.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K files on August 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: March 12, 2013	By:	/s/ Barry G. Caldwell
Barry G. Caldwell
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry G. Caldwell	President, Chief Executive Officer and Director	March 12, 2013
Barry G. Caldwell	(principal executive officer)

/s/ Deborah Andrews	Vice President, Chief Financial Officer	March 12, 2013
Deborah Andrews	(principal accounting and financial officer)

/s/ Don Bailey	Chairman of the Board, Director	March 12, 2013
Don Bailey

/s/ Donald Duffy	Director	March 12, 2013
Donald Duffy

/s/ John C. Moore	Director	March 12, 2013
John C. Moore

/s/ Richard A. Meier	Director	March 12, 2013
Richard A. Meier

/s/ Mark B. Logan	Director	March 12, 2013
Mark B. Logan

/s/ Charles Slacik	Director	March 12, 2013
Charles Slacik

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012, December 30, 2011, and December 31, 2010

STAAR SURGICAL COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

STAAR Surgical Company

Monrovia, CA

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and Subsidiaries (the “Company”) as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company and Subsidiaries as of December 28, 2012 and December 30, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 12, 2013

STAAR SURGICAL COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

STAAR Surgical Company

Monrovia, CA

We have audited STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). STAAR Surgical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, STAAR Surgical Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STAAR Surgical Company and Subsidiaries as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2012 and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 12, 2013

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 28, 2012 and December 30, 2011

	2012	2011
	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,675	$16,582
Restricted cash	—	129
Accounts receivable trade, net	8,543	9,089
Inventories, net	11,673	10,933
Prepaids, deposits and other current assets	2,183	1,921
Total current assets	44,074	38,654
Property, plant and equipment, net	5,439	4,222
Intangible assets, net	2,142	2,989
Goodwill	1,786	1,786
Deferred income taxes	187	152
Other assets	1,131	1,203
Total assets	$54,759	$49,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,850	$2,580
Accounts payable	5,129	4,261
Deferred income taxes	439	472
Obligations under capital leases	829	597
Other current liabilities	5,702	6,106
Total current liabilities	17,949	14,016
Obligations under capital leases	488	1,124
Deferred income taxes	885	708
Pension liability	2,988	2,760
Asset retirement obligations	707	577
Other long-term liabilities	—	363
Total liabilities	23,017	19,548
Commitments, contingencies and subsequent events (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 36,423 and 36,041 shares issued and outstanding at December 28, 2012 and December 30, 2011, respectively	364	361
Additional paid-in capital	162,251	157,382
Accumulated other comprehensive income	1,580	2,405
Accumulated deficit	(132,453)	(130,690)
Total stockholders’ equity	31,742	29,458
Total liabilities and stockholders’ equity	$54,759	$49,006

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 28, 2012, December 30, 2011, and December 31, 2010

	2012	2011	2010
	(In thousands,
	except per share amounts)
Net sales	$63,783	$62,765	$54,958
Cost of sales	19,492	20,396	19,882
Gross profit	44,291	42,369	35,076
Selling, general and administrative expenses:
General and administrative	15,150	14,932	14,778
Marketing and selling	21,281	17,726	17,176
Research and development	6,444	5,868	5,724
Other general and administrative expenses	2,636	1,060	—
Operating income (loss)	(1,220)	2,783	(2,602)
Other income (expense):
Interest income	59	32	43
Interest expense	(291)	(523)	(896)
Gain (loss) on foreign currency transactions	111	86	(87)
Loss on early extinguishment of note payable	—	—	(267)
Other income, net	822	326	128
Other income (expense), net	701	(79)	(1,079)
Income (loss) before provision for income taxes	(519)	2,704	(3,681)
Provision for income taxes	1,244	1,356	432
Income (loss) from continuing operations	(1,763)	1,348	(4,113)
Income from discontinued operations, net of income taxes	—	—	4,166
Net income (loss)	$(1,763)	$1,348	$53

Income (loss) per share from continuing operations – basic	$(0.05)	$0.04	$(0.12)
Income (loss) per share from continuing operations – diluted	$(0.05)	$0.04	$(0.12)

Income per share from discontinued operations – basic and diluted	$—	$—	$0.12

Net income (loss) per share – basic	$(0.05)	$0.04	$0.00
Net income (loss) per share – diluted	$(0.05)	$0.04	$0.00

Weighted average shares outstanding – basic	36,253	35,434	34,825
Weighted average shares outstanding – diluted	36,253	36,878	34,825

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 28, 2012, December 30, 2011, and December 31, 2010

	2012	2011	2010
	(In thousands)
Net Income (loss)	$(1,763)	$1,348	$53
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(722)	(247)	(1,154)
Pension liability adjustment, net of tax	(103)	552	—
Other comprehensive income (loss)	(825)	305	(1,154)
Comprehensive income (loss)	$(2,588)	$1,653	$(1,101)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 28, 2012, December 30, 2011, and December 31, 2010

(In thousands)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, at January 1, 2010	34,747	$348	$149,559	$3,254	$(132,091)	$21,070
Net income	—	—	—	—	53	53
Other comprehensive loss	—	—	—	(1,154)	—	(1,154)
Common stock issued upon exercise of options	330	3	1,121	—	—	1,124
Stock-based compensation	—	—	1,333	—	—	1,333
Preferred stock accretion	—	—	1	—	—	1
Vested restricted stock grants	7	—	—	—	—	—
Balance, at December 31, 2010	35,084	351	152,014	2,100	(132,038)	22,427
Net income	—	—	—	—	1,348	1,348
Other comprehensive income	—	—	—	305	—	305
Common stock issued upon exercise of options	851	9	3,334	—	—	3,343
Stock-based compensation	—	—	2,035	—	—	2,035
Vested restricted stock grants	106	1	(1)	—	—	—
Balance, at December 30, 2011	36,041	361	157,382	2,405	(130,690)	29,458
Net loss	—	—	—		(1,763)	(1,763)
Other comprehensive loss	—	—	—	(825)	—	(825)
Common stock issued upon exercise of options	324	3	1,511	—	—	1,514
Stock-based compensation			3,358			3,358
Vested restricted stock grants	58	—	—	—	—	—
Balance, at December 28, 2012	36,423	$364	$162,251	$1,580	$(132,453)	$31,742

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 28, 2012, December 30, 2011, and December 31, 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,763)	$1,348	$53
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	—	—	(4,166)
Depreciation of property and equipment	1,309	1,469	1,590
Amortization of intangibles	652	797	816
Amortization of discount	—	—	236
Deferred income taxes	143	367	253
Loss on extinguishment of debt	—	—	267
Fair value adjustment of warrant	(335)	117	144
Change in net pension liability	205	257	318
Loss (gain) on disposal of property and equipment	131	13	(2)
Stock-based compensation expense	3,208	1,914	1,248
Accretion of asset retirement obligation	16	—	—
Other	77	(320)	93
Changes in working capital:
Accounts receivable trade, net	224	(435)	(207)
Inventories	(1,020)	(85)	1,521
Prepaids, deposits and other current assets	(298)	(145)	780
Accounts payable	1,014	480	(1,204)
Other current liabilities	(346)	(431)	(5,522)
Net cash provided by operating activities of discontinued operations	—	—	(635)
Net cash provided by (used in) operating activities	3, 217	5,346	(4,417)
Cash flows from investing activities:
Proceeds from sale of subsidiary, net of transaction costs	—	—	11,824
Acquisition of property and equipment	(2,271)	(962)	(320)
Proceeds from the sale of property and equipment	—	26	29
Net change in other assets	(4)	47	24
Purchase of short-term investments	—	—	(219)
Sale of short-term investments	—	—	87
Decrease in restricted cash, including reinvested interest	129	—	7,396
Net cash used in investing activities of discontinued operations	—	—	(50)
Net cash (used in) provided by investing activities	(2,146)	(889)	18,771
Cash flows from financing activities:
Repayment of notes payable	—	—	(5,000)
Borrowings under lines of credit	3,510	—	—
Repayment of capital lease lines of credit	(741)	(575)	(796)
Proceeds from the exercise of stock options	1,514	3,343	1,124
Redemption of Series A preferred stock	—	—	(6,800)
Net cash used in financing activities of discontinued operations	—	—	(50)
Net cash provided by (used in) financing activities	4,283	2,768	(11,522)
Effect of exchange rate changes on cash and cash equivalents	(261)	(19)	214
Increase in cash and cash equivalents	5,093	7,206	3,046
Cash and cash equivalents, at beginning of year	16,582	9,376	6,330
Cash and cash equivalents, at end of year	$21,675	$16,582	$9,376

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Note 1 — Organization and Description of Business and Accounting Policies

Organization and Description of Business

STAAR Surgical Company and subsidiaries (the “Company”), a Delaware corporation, was incorporated in 1982 for the purpose of developing, producing, and marketing intraocular lenses (“IOLs”) and other products for minimally invasive ophthalmic surgery. Principal products are IOLs and implantable Collamer lenses (“ICLs”).  IOLs are prosthetic intraocular lenses used to restore vision that has been adversely affected by cataracts, and include the Company’s lines of silicone and Collamer IOLs and the Preloaded Injector (a silicone or acrylic IOL preloaded into a single-use disposable injector).  ICLs, consisting of the Company’s ICL and Toric implantable collamer lenses (“TICL”), are intraocular lenses used to correct refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism.

As of December 28, 2012, the Company’s significant subsidiaries consisted of:

•	STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide including ICLs.
•	STAAR Japan, a wholly owned subsidiary that designs, manufactures and sells IOLs and injector systems which are sold as integrated preloaded injectors worldwide.

The Company operates as one operating segment, the ophthalmic surgical market, for financial reporting purposes (see Note 18).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of STAAR Surgical and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated.

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  The fiscal 2012, 2011 and 2010 financial statements are based on a 52-week period.

Foreign Currency

The functional currency of the Company and its Japanese subsidiary is the local currency. The functional currency of the Company’s Swiss subsidiary is the U.S. dollar. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component in the Consolidated Statement of Comprehensive Income (Loss).  During 2012, 2011, and 2010, the net foreign translation losses were $722,000, $247,000, and $1,154,000, respectively; and net foreign currency transaction gains or (losses), included in the consolidated statements of operations under other income (expense) were, $111,000, $86,000, and ($87,000), respectively.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectability is reasonably assured.  The Company records revenue from non-consignment product sales when title and risk of ownership has been transferred, which is typically at shipping point, except for the STAAR Japan subsidiary, which is typically recognized when the product is received by the customer.  STAAR Japan does not have significant deferred revenues as of December 28, 2012 as delivery to the customer is generally made within the same or the next date of shipment. The Company presents sales tax it collects from its customers on a net basis (excluded from revenues).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

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

For all sales, the Company is considered the Principal in the transaction as the Company, among other factors, bears general inventory risk, credit risk, has latitude in establishing the sales price and bears authorized sales returns inventory risk and therefore, sales and cost of sales are reported separately in the statement of operations instead of a single, net amount.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

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

Restricted Cash

On March 2, 2010, as part of the disposition of the Domilens subsidiary, the Company deposited 100,000 Euro (approximately $129,000, based on the rate of exchange on December 30, 2011) into a restricted escrow account to be held against payment of any unaccrued taxes assessed for periods prior to December 31, 2009.  Funds remaining on December 30, 2011, were to be returned to STAAR. During February 2012, the Company received the full amount of the deposit, including interest, which totaled $134,000. The Company had classified this restricted cash as a current asset commensurate with the related contingent tax liability included in other current liabilities as of the Closing Date.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. In 2012 there were no customers with trade receivables balances that represented 10% or more of consolidated trade receivables. In 2011 one significant customer accounted for approximately 19% of consolidated trade receivables balance, and 13% of our consolidated net revenue as December 30, 2011. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

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

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Goodwill

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level, and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing. During the fourth quarter of fiscal 2012 and 2011, the Company performed its annual impairment test and determined that its goodwill was not impaired.  As of December 28, 2012 and December 30, 2011, the carrying value of goodwill was $1.8 million.

Long-Lived Assets

 The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long lived assets was conducted as of December 28, 2012 and no impairment was identified.

Amortization is computed on the straight-line basis over the estimated useful lives of the assets which range from 3 to 20 years for patents and licenses, 10 years for customer relationships, and 3 to 10 years for developed technology.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Advertising Cost

Advertising costs, which are included in selling, general and administrative expenses, are expenses as incurred. Advertising costs were $1,810,000, $1,306,000 and $1,195,000 for 2012, 2011 and 2010 respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, net operating loss and credit carryforwards, and uncertainty in income taxes recognized. Valuation allowances, or reductions to deferred tax assets, are recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

We recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. We recognize accrued interest related to uncertain tax positions as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating income. The Company does not have any uncertain tax positions. The Company did not incur significant interest and penalties during 2012.

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

Years Ended December 28, 2012 and December 30, 2011

Employee Defined Benefit Plans

The Company maintains a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary.  The Swiss Plan conforms to the features of a defined benefit plan.

The Company also maintains a noncontributory defined benefit pension plan which covers substantially all of the employees of STAAR Japan.

The Company recognizes the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return (for Swiss Plan only) (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices (see Note 12).

Stock Based Compensation

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value estimated. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years (see Note 13).

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

The Company accounts for options granted to persons other than employees and directors under Equity –Based Payments to Non-Employees. The fair value of such options is periodically remeasured using the Black-Scholes option-pricing model and income or expense is recognized over the vesting period.

Accounting for Warrants

The Company has agreed to use its best efforts to register and maintain registration of the common shares underlying certain warrants (the “Warrant Shares”) that were issued by the Company with debt instruments, so that the warrant holder may freely sell the Warrant Shares if the warrant is exercised, and the Company agreed that in any event it would secure and maintain effective registration within four months of issuance.  In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to register and maintain registration of the Warrant Shares, it does not specifically preclude cash settlement. The Company assumes that in the absence of continuous effective registration it may be required to settle the warrants for cash when they are exercised.  Accordingly, the Company’s agreement to register and maintain registration of the Warrant Shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. Included in other current liabilities with a fair value of $27,000 as of December 28, 2012, and as other long-term liabilities with a fair value of $362,000 December 30, 2011, respectively, are 70,000 warrants issued in March 2007 to Broadwood in connection with a loan which has since been repaid.  The Company has issued other warrants (1.4 million) under an agreement that expressly provides that if the Company fails to satisfy continuous registration requirements the Company will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. The Company accounts for those warrants as equity because additional shares are the only form of settlement available to the holder. The Company uses the Black-Scholes option pricing model as the valuation model to estimate the fair value of all warrants.  The Company evaluates the balance sheet classification of the warrants during each reporting period.  Expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrant is determined by the amount of time remaining on the original six year term of the relevant warrant agreement. The risk-free rate of return for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at each reporting period. Any gains or losses from period to period resulting from the changes in fair value of the warrants classified as a liability are included as an increase or decrease of other income (expense). The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in two separate but not consecutive Consolidated Financial Statements of Operations and Comprehensive Income (Loss). Total comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

In thousands	Foreign Currency	Defined Benefit Pension Plans, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance, at January 1, 2010	$1,955	$1,299	$3,254
Current period other comprehensive loss	(1,154)	—	(1,154)
Balance, at December 31, 2010	801	1,299	2,100
Current period other comprehensive income (loss)	(247)	552	305
Balance, at December 30, 2011	554	1,851	2,405
Current period other comprehensive loss	(722)	(103)	(825)
Balance, at December 28, 2012	$(168)	$1,748	$1,580

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to right of set-off, amounts offset in accordance with the accounting standards followed, and related net exposure. The new guidance will be effective for us beginning January 2013. Other than requiring additional disclosures, we do not anticipate material impact on our financial statements upon adoption.

In October 2012, the FASB issued technical corrections and improvements updates. The update contains amendments that affect a wide variety of Topics in the Codification. The amendments in this update are effective for us beginning January 2013. The adoption of these updates are not expected to have a material impact on our financial statements upon adoption.

Prior Year Reclassifications

Certain reclassifications have been made to the prior financial statement information to conform to current presentation.

Note 2 – Disposal of Domilens Subsidiary

On March 2, 2010 (the “Closing Date”), STAAR Surgical Company completed the divestiture (the “Transaction”) of all of its interest in its German distribution subsidiary, Domilens GmbH (“Domilens”) through a management buyout led by funds managed by Hamburg-based Small Cap Buyout Specialist BPE Unternehmensbeteiligungen GmbH (“BPE”). To effectuate the Transactions “STAAR Surgical AG” (“STAAR AG”), STAAR’s Swiss subsidiary and holder of 100% of the shares of Domilens, signed a Stock Purchase agreement (the “Agreement”) with Domilens Akquisitions GmbH (“Domilens Akquisitions”) on February 24, 2010. Domilens Akquisitions become a newly formed entity 74% owned by BPE and 26% owned by management of Domilens.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

After deducting expenses of the sale totaling approximately $1.2 million, including estimated taxes of $46,000, the net cash proceeds from the transaction were approximately $11.8 million.

The Transaction was accounted for as a divestiture as of the closing date, March 2, 2010, and Domilens was deconsolidated as of that date.  The net gain on sale of Domilens was $4.1 million, calculated and recorded as of the closing date, as the difference between the fair value of consideration received of approximately $11.8 million in cash (net of taxes and direct transaction costs) and the $7.7 million carrying value of Domilens’ net assets (assets, excluding cash which was offset as part of net proceeds received, less liabilities).  Included in the net assets disposed of was goodwill of approximately $6.3 million resulting from the acquisition of Domilens by STAAR, which was completed in stages during a five-year period between 1998 and 2003.

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

Note 3 — Accounts Receivable Trade, Net

Accounts receivable trade, net consisted of the following at December 28, 2012 and December 30, 2011 (in thousands):

	2012	2011
Domestic	$1,222	$1,456
Foreign	8,637	8,761
	9,859	10,217
Less allowance for doubtful accounts and sales returns	1,316	1,128
	$8,543	$9,089

Note 4 — Inventories, Net

Inventories, net consisted of the following at December 28, 2012 and December 30, 2011 (in thousands):

	2012	2011
Raw materials and purchased parts	$1,946	$1,883
Work in process	1,318	2,055
Finished goods	8,945	7,476
	12,209	11,414
Less inventory reserves	536	481
	$11,673	$10,933

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Note 5 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following December 28, 2012 and December 30, 2011 (in thousands):

	2012	2011
Prepaids and deposits	$1,672	$1,330
Value added tax (VAT) receivable	307	339
Other current assets	204	252
	$2,183	$1,921

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 28, 2012 and December 30, 2011 (in thousands):

	2012	2011
Machinery and equipment	$14,734	$13,654
Furniture and fixtures	3,483	4,324
Leasehold improvements	5,281	4,783
	23,498	22,761
Less accumulated depreciation	18,059	18,539
	$5,439	$4,222

Depreciation expense for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, was approximately $1.3 million, $1.5 million, and $1.6 million, respectively (adjusted for Domilens).

Note 7 – Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 28, 2012			December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,786	$(9,875)	$911	$10,868	$(9,508)	$1,360
Customer relationships	1,835	(917)	918	2,023	(809)	1,214
Developed technology	1,166	(853)	313	1,286	(871)	415
Total	$13,787	$(11,645)	$2,142	$14,177	$(11,188)	$2,989

  Aggregate amortization expense for amortized intangible assets was $652,000, $797,000, and $816,000, for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.

The following table shows estimated amortization expense for intangible assets for each of the next five succeeding years (in thousands):

Fiscal Year	Amount
2013	$477
2014	428
2015	296
2016	294
2017	290
Thereafter	357
Total	$2,142

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Note 8 — Other Current Liabilities

Other current liabilities consisted of the following at December 28, 2012 and December 30, 2011 (in thousands):

	2012	2011
Accrued salaries and wages	$1,950	$2,051
Accrued bonuses	500	1,520
Accrued severance	499	—
Customer credit balances	324	559
Accrued insurance	515	392
Accrued audit expenses	396	322
Accrued income taxes	451	324
Other(1)	1,067	938
	$5,702	$6,106

(1)No item in “Other” above exceeds 5% of total other current liabilities.

Note 9 —Liabilities

Lines of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on December 28, 2012, with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen (approximately $5.8 million based on the rate of exchange on December 28, 2012), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of December 28, 2012) and may be renewed annually (the current line expires on March 28, 2013).  The credit facility is not collateralized.  The Company had 500,000,000 Yen and 200,000,000 Yen outstanding on the line of credit as of December 28, 2012 and December 30, 2011, (approximately $5.8 million and $2.6 million based on the foreign exchange rates on December 28, 2012 and December 30, 2011, respectively) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of December 28, 2012, there were no available borrowings under the line.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowing of up to 1,000,000 CHF (Swiss Francs) $1,096,000 at the rate of exchange on December 28, 2012), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical AG’s independent auditors’ report. There were no borrowings outstanding as of December 28, 2012 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with covenants of its credit facilities and lines of credit as of December 28, 2012.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

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

The December 2007 Note also provided that if any indebtedness remained outstanding under the Note on June 1, 2009, the Company would issue additional warrants on the same terms as set forth in the December 2007 Warrant Agreement in a number equal to 700,000 times the percentage of the original $5 million principal that remains outstanding. On June 1, 2009, as the Note remained outstanding, the Company issued an additional 700,000 warrants to Broadwood, which were valued at approximately $290,000 and included as debt discount and additional paid–in capital in the consolidated balance sheet upon issuance.  The warrants have a 6 year life and expire on December 14, 2013 and June 1, 2015 respectively. The December 2007 Warrant Agreement provides that the Company will register the shares issuable upon exercise of the warrants with the Securities Exchange Commission.  The Company filed and secured effectiveness of a registration statement covering resale of the shares.  If the Company fails to keep the registration statement effective and the lapse exceeds permitted suspensions, as the holder’s sole remedy, the Company will be obligated to issue an additional 30,000 warrants for each month that the Company does not meet this effectiveness requirement through the term of the warrants (“Penalty Warrants”) (a maximum of approximately 870,000 warrants issuable as of December 28, 2012 under an assumed noncompliance as of that date).  The Company does not consider the issuance of Penalty Warrants likely.

The fair value of the warrants was treated as an additional discount on the loan and was amortized using the effective interest method over the life of the loan (which approximates an effective interest rate of 32% per annum, assuming the 20% cash interest rate is maintained throughout the life of the Note).  During the year ended December 31, 2010 approximately $236,000 of the discount was amortized and included in interest expense.

The fair value of the warrants was estimated on December 14, 2007 and on June 1, 2009 issuance dates using a Black-Scholes option valuation model applying the assumptions noted in the following table:

	As of December 12, 2007	As of June 1, 2009
Common stock price per share	$2.63	$1.01
Number of warrants	700,000	700,000
Expected dividends	0%	0%
Expected volatility	67.3%	74.4%
Risk-free rate	3.88%	3.28%
Life (in years)	6.0	6.0

Broadwood also holds warrants to purchase 70,000 shares of Common Stock at an exercise price of $6.00 per share, which was issued in connection with a loan of $4 million by Broadwood under a Promissory Note dated March 21, 2007. The March 21, 2007 Promissory Note was repaid in full in June 2007. The warrants expire on March 21, 2013. As explained in Note 1, these warrants were classified as a liability. As of December 28, 2012 and December 30, 2011, the fair value was $27,000 and $362,000, and the $335,000 change in fair value since December 30, 2011 has been recorded in other income (expense).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

The fair value of the warrant that was classified as a liability on December 28, 2012 and December 30, 2011 were based on Black-Scholes option valuation model applying the assumption noted on the following table below:

	December 28, 2012	December 30, 2011
Common stock price per share	$5.82	$10.49
Number of warrants	70,000	70,000
Expected dividends	0%	0%
Expected volatility	42.15%	63.61%
Risk-free rate	.01%	.25%
Life (in years)	.23	1.25

Asset Retirement Obligation

Included in Long-Term Liabilities are Asset Retirement Obligations (“ARO”) that have been recorded in connection with the Company’s leased facilities in Japan and specifically relate to leasehold improvements made to the facility. This liability arises from the Company’s obligation to return the facility to its “original condition.” In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company has recognized the fair value of a liability for an asset retirement obligation of $707,000. During fourth quarter of 2012, in connection with the Company’s decision to consolidate its manufacturing operations to the U.S. and close its Japanese manufacturing facility, the Company obtained more current estimates of the costs to return the facility to its original condition. This additional change did not result in a charge to income for the year ended December 28, 2012.

The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	December 28,	December 30,
	2012	2011
Asset retirement obligation at beginning of the year	$523	—
Liabilities incurred	169	$577
Accretion expense	15	—
Asset retirement obligation at end of the year	$707	$577

Note 10 — Series A Redeemable, Convertible Preferred Stock

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

Years Ended December 28, 2012 and December 30, 2011

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

On April 23, 2010, STAAR issued a call notice to the holders of its 1,700,000 outstanding shares of Preferred Stock establishing May 24, 2010 as the redemption date for the Preferred Stock. On the redemption date each share of preferred stock could be redeemed for $4.00 per share unless it had previously been converted to the Company’s common stock. The holders of the preferred stock could convert their shares of Preferred Stock into common stock at the one-to-one ratio at any time until the close of business on May 17, 2010. On May 24, 2010, the Company redeemed all outstanding shares of preferred stock in cash for $4.00 per share, or $6.8 million in aggregate. There have been no Preferred Shares outstanding since the redemption.

Note 11 — Income Taxes

The provision for income taxes consists of the following (in thousands):

	2012	2011	2010
Current tax provision:
U.S. federal	$—	$—	$—
State	11	13	13
Foreign	1,125	1,012	602
Total current provision	1,136	1,025	615
Deferred tax provision:
U.S. federal and state	—	—	—
Foreign	108	331	(183)
Total deferred provision	108	331	(183)
Provision for income taxes	$1,244	$1,356	$432

As of December 28, 2012, the Company had $122.5 million of federal net operating loss carryforwards available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts between 2020 and 2032.

The Company had accrued income taxes payable of $1,034,000 and accrued income taxes receivable of $10,000 at December 28, 2012 and December 30, 2011, respectively, primarily due to taxes from foreign jurisdictions.

The provision (benefit) for income before taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	2012		2011		2010
Computed provision for taxes based on income at statutory rate	34.0%	$(176)	34.0%	$919	34.0%	$(1,252)
Increase (decrease) in taxes resulting from:
Permanent differences	(7.9)	41	1.4	37	(0.9)	33
State minimum taxes, net of federal income tax benefit	(1.4)	8	0.3	9	(0.2)	9
Stock options	(56.0)	290	—	—	—	—
State tax benefit	9.2	(48)	(4.3)	(116)	5.6	(207)
Tax rate difference due to foreign statutory rate	(43.8)	227	(19.7)	(529)	5.7	(208)
Foreign tax benefit	3.1	(16)	11.6	312	3.7	(137)
Foreign earnings not permanently reinvested	(223.4)	1,158	29.1	788	—	—
Foreign dividend withholding	(22.1)	114	5.5	147	(12.0)	440
FAS 123R	—	—	—	—	(23.7)	873
Expiration of charitable contribution carryover	(16.1)	83	—	—	(0.2)	6
Other	1.1	(6)	1.4	37	0.4	(13)
Valuation allowance	83.2	(431)	(9.2)	(248)	(24.1)	888
Effective tax provision rate	(240.1)%	$1,244	50.1%	$1,356	(11.7)%	$432

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Included in the state tax provision is an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $48,000, $118,000, and $207,000, for 2012, 2011 and 2010 respectively.  This results in a total state tax provision of $11,000 for 2012, $13,000 for 2011, and $13,000 for 2010.

For 2012, included in the foreign tax provision is an increase to the foreign deferred tax asset and corresponding increase to the valuation allowance of $16,000. For 2011, there was a decrease to the foreign deferred tax asset and corresponding decrease to the valuation allowance of $312,000. For 2010, there was an increase to the foreign deferred tax asset and corresponding increase to the valuation allowance of $137,000, respectively. This results in a foreign tax provision of $1,233,000 for 2012, $1,343,000 for 2011, and $419,000 for 2010.

All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.  Accordingly, the Company provides withholding and U.S. taxes on all unremitted foreign earnings.  During 2012 and 2011 there were no withholding taxes paid to foreign jurisdictions and there were no earnings repatriated from foreign subsidiaries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 28, 2012 and December 30, 2011 are as follows (in thousands):

	2012	2011
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and sales returns	$89	$90
Inventories	190	270
Accrued vacation	534	490
Other	(111)	(110)
State taxes	3	3
Accrued legal judgment and other accrued expenses	187	211
Valuation allowance	(1,331)	(1,426)
Total current deferred tax liabilities	$(439)	$(472)
Non-current deferred tax assets (liabilities):
Net operating loss carryforwards	51,533	51,334
Stock-based payments	1,602	1,311
Business, foreign and AMT credit carryforwards	844	788
Capitalized R&D	605	597
Contributions	58	160
Pensions	877	812
Depreciation and amortization	202	54
Foreign tax withholding	(885)	(711)
Foreign earnings not permanently reinvested	(5,783)	(4,789)
Other	11	33
Valuation allowance	(49,762)	(50,145)
Total non-current deferred tax liabilities	$(698)	$(556)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Cumulative losses weigh heavily in the assessment of the need for a valuation allowance.  Due to the Company’s recent history of losses, the valuation allowance fully offsets the value of U.S. deferred tax assets on the Company’s balance sheet as of December 28, 2012. Further, under Federal Tax Law Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.

Included in deferred tax assets and liabilities are net non-current deferred tax assets of $187,000 and $152,000 for 2012 and 2011 respectively for Staar AG. Due to Staar AG’s history of profits, the deferred tax assets are considered fully realizable.

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2009 – 2011
California	2008 – 2011
Switzerland	2010 – 2011
Japan	2008 – 2011

Income (loss) from continuing operations before provision for income taxes is as follows (in thousands):

	2012	2011	2010
Domestic	$(2,967)	$(2,145)	$(4,732)
Foreign	2,448	4,849	1,051
	$(519)	$2,704	$(3,681)

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

The funded status of the Swiss benefit plan at December 28, 2012 and December 30, 2011 is as follows:

	2012	2011
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$4,710	$4,868
Service cost	301	414
Interest cost	116	127
Participant contributions	234	275
Benefits paid	(639)	(641)
Actuarial (gain) loss on obligation	131	(333)
Projected benefit obligation, end of period	$4,853	$4,710
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$3,058	$3,074
Actual return on plan assets (including foreign currency impact)	166	75
Employer contributions	234	275
Participant contributions	234	275
Benefits paid	(639)	(641)
Plan assets at fair value, end of period	$3,053	$3,058
Net Amount Recognized in Consolidated Balance Sheets:
Underfunded, end of year	$(1,800)	$(1,652)
Other long term liabilities	$(1,800)	$(1,652)
Amount Recognized in Accumulated Other Comprehensive Loss, Net of Tax:
Actuarial loss on plan assets	$(558)	$(610)
Actuarial loss on benefit obligation	(466)	(364)
Actuarial gain recognized in current year	205	163
Accumulated other comprehensive loss	$(819)	$(811)
Accumulated benefit obligation at end of year	$(4,410)	$(4,087)

The underfunded balance of $1,800,000 and $1,652,000 was included in other long-term liabilities on the consolidated balance sheets as of December 28, 2012 and December 30, 2011, respectively.

Net periodic pension cost associated with the Swiss Plan in the years ended December 28, 2012, December 30, 2011, and December 31, 2010, include the following components (in thousands):

	2012	2011	2010
Service Cost	$301	$414	$328
Interest Cost	116	127	120
Expected return on plan assets	(100)	(101)	(91)
Actuarial loss recognized in current year	54	97	55
Net periodic pension cost	$371	$537	$412

Changes in other comprehensive loss (net of tax) associated with the Swiss Plan in the year ended December 28, 2012 and December 30, 2011 include the following components (in thousands):

	2012	2011
Actuarial gain (loss) of current year	$(51)	$238
Actuarial (loss) income recorded in current year	42	75
Change in other comprehensive loss	$(9)	$313

The amount in accumulated other comprehensive loss as of December 28, 2012 that is expected to be recognized as a component of the net periodic pension costs in the subsequent year is $55,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on December 28, 2012 and December 30, 2011 using the following assumptions:

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

	2012	2011
Discount rate	2.00%	2.50%
Salary increases	2.00%	3.00%
Expected return on plan assets	3.00%	3.35%
Expected average remaining working lives in years	10.30	10.60

The discount rates of 2.00% and 2.50% for the period ending December 28, 2012 and December 30, 2011, respectively are based on an assumed pension benefit maturity of 10 to 15 years. The rate was estimated using the rate of return for high quality Swiss corporate bonds that mature in eight years. This maturity was used as there are significant numbers of high quality Swiss bonds, but very few bonds issued with maturities with longer lives. As of December 28, 2012 and December 30, 2011, the average rate for high quality Swiss corporate bonds was 2.00% and 2.50% respectively. In order to determine an appropriate discount rate, the eight year rate of return was then extrapolated along the yield curve of Swiss government bonds.

The salary increase rate of 2.00% was based on the Company’s best estimate of future increases over time.

The expected long-term rate of return on plan assets is based on the expected asset allocation and assumptions concerning long-term interest rates, inflation rates, and risk premiums for equities above the risk-free rates of return. These assumptions take into consideration historical long-term rates of return for relevant asset categories.

Plan assets categories in the Swiss Plan are comprised of the following (in thousands):

	2012	2011
Bonds and loans	$2,259	$2,186
Real estate (including real estate funds)	684	765
Equity securities	76	73
Liquid assets	34	34
	$3,053	$3,058

The assets above are measured at fair value and are categorized into three different class levels.  Level 1 assets are those whose value is based on quoted prices in active markets.  Level 2 assets are those whose values are based on direct or indirect observable markets for similar assets.  Level 3 assets are those whose values are unobservable. As of December 28, 2012, Level 1 assets in the Swiss Plan include bonds (67%), equity (3%) and liquid assets (1%).  Level 2 assets are comprised of mortgages (12%), real estate assets (10%) and loans (7%). As of December 30, 2011, Level 1 assets in the Swiss Plan include bonds (65%), equity (2%) and liquid assets (1%).  Level 2 assets are comprised of mortgages (14%), real estate assets (11%) and loans (7%).

The Company has contracted with the Allianz Suisse Life Insurance Company’s BVG Collective Foundation to manage the Swiss Plan.  The investment strategy is determined by the Swiss insurance company and applies to all members of the collective foundation.

In fiscal 2013, the Company expects to make cash contributions totaling approximately $244,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Fiscal Year
2013	$51
2014	50
2015	52
2016	55
2017	58
2018 – 2022	336
Total	$602

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Defined Benefit Plan-Japan

In connection with the Company’s acquisition of the remaining interest in STAAR Japan, Inc., STAAR assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan (“Japan Plan”) substantially covering all of the employees of STAAR Japan.  Benefits under the Japan plan are earned, vested and accumulated based on a point-system, primarily based on the combination of years of service, actual and expected future grades (management or non-management) and actual and future zone (performance) levels of the employees.  Each point earned is worth a fixed monetary value, 1,000 Yen per point, regardless of the level grade or zone of the employee.  Gross benefits are calculated based on the cumulative number of points earned over the service period multiplied by 1,000 Yen.  The mandatory retirement age limit is 60 years old.

STAAR Japan maintains and administers the plan (the “Plan”) and funds the obligations of the Plan from STAAR Japan’s operations.   STAAR Japan is not required, and does not intend to provide any future contributions to the Plan to meet benefit obligations and will therefore not have any plan assets.  Benefit payments are made to beneficiaries from operating cash flows as they become due.

The funded status of the benefit plan at December 28, 2012 and December 30, 2011 is as follows:

	2012	2011
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$1,108	$782
Service cost	185	174
Interest cost	13	6
Actuarial loss	63	137
Benefits paid	(65)	(38)
Foreign exchange adjustment	(116)	47
Projected benefit obligation, end of period	$1,188	$1,108
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Underfunded, end of period	$(1,188)	$(1,108)
Other long term liabilities	$(1,188)	$(1,108)
Amount Recognized in Accumulated Other Comprehensive Income:
Transition obligation	$117	$101
Actuarial gain	99	207
Prior service cost	28	29
Accumulated other comprehensive income	$244	$337
Accumulated benefit obligation at end of year	$(972)	$(912)

The underfunded balance of $1,188,000 and $1,108,000 was included in other long-term liabilities on the consolidated balance sheets as of December 28, 2012 and December 30, 2011.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Net periodic pension cost associated with the Japan Plan for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 include the following components (in thousands):

	2012	2011	2010
Service cost	$185	$174	$234
Interest cost	13	6	13
Net amortization of transition obligation	16	16	15
Actuarial Loss	(58)	(117)	(24)
Prior Service Cost	(1)	(1)	(1)
Net periodic pension cost	$155	$78	$237

Changes in other comprehensive income (loss) associated with the Japan Plan for the years ended December 30, 2011 and December 31, 2010 include the following components (in thousands):

	2012	2011
Amortization of transitional obligation	$16	$(16)
Net actuarial (loss) gain of current year	(62)	137
Actuarial loss recorded in current year	(47)	117
Prior Service Cost	(1)	1
Change in other comprehensive income (loss)	$(94)	$239

The amount in accumulated other comprehensive income as of December 28, 2012 that is expected to be recognized as a component of the net periodic pension cost in fiscal 2013 is approximately $25,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated on December 28, 2012 and December 30, 2011using the following assumptions:

	2012	2011
Discount rate	.80%	.70%
Salary increases	3.00%	2.00%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	8.88	8.61

The discount rate of 0.8% for the period ending December 28, 2012 and the discount rate of 0.7% for the period ending December 30, 2011 are based on the approximate Japanese government bond rate with a term of 10 to 20 years.

The salary increase average rate of 3.00% was based on the Company’s best estimate of future increases over time.

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Fiscal Year
2013	$59
2014	60
2015	72
2016	90
2017	236
2018 – 2023	388
Total	$905

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Defined Contribution Plan

The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in North America. During the fiscal year ended December 28, 2012, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to the $17,000 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations (with a $5,500 annual catch-up contribution permitted for those over 50 years old). The Company makes a contribution of 50% of the employee’s contribution up to the first 6% of the employee’s compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.  During the years ended December 28, 2012, December 30, 2011, and December 31, 2010, the Company made contributions, net of forfeitures, of $284,000, $150,000, and $123,000, respectively, to the 401(k) Plan.

Note 13 — Stockholders’ Equity

Common Stock

During fiscal year 2012, the Company issued 114,500 shares of restricted stock to certain employees. Restricted shares are issued at fair market value on the date of grant, vest over a period of one to four years, and are subject to forfeiture until vested or the service period is achieved and the restriction is lapsed or terminated.    As the restriction lapses and the stock vests, the expense is included in stock-based compensation. As of December 28, 2012 none of these restricted shares had vested.

Share-Based Payments

The Company issues new shares upon option exercise once the optionee remits payment for the exercise price. The compensation cost that has been charged against income is set forth below (in thousands):

	Fiscal Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Stock based compensation expense	$2,595	$1,361	$852
Restricted stock expense	590	466	285
Consultant compensation	23	87	111
Total	$3,208	$1,914	$1,248

There was no net income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements as the Company fully offsets net deferred tax assets with a valuation allowance (see Note 11).  In addition, the Company capitalized $150,000 $121,000, and $85,000, of stock based compensation to inventory for the fiscal years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively, and recognizes those amounts as expense in Cost of Sales as the inventory is sold.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Shares subject to grants under the 2003 Omnibus Plan and Restated Plans that lapse or terminate in accordance with their terms become available for new grants under the 2003 Omnibus Plan. As of December 28, 2012, approximately 968,535 shares were authorized and available for grants under the 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options and restricted stock. Options under the plan are granted at fair market value on the date of grant, become exercisable generally over a three- or four-year service period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. Pursuant to the plan, options for 3,376,279 shares were outstanding at December 28, 2012 with exercise prices ranging between $0.95 and $11.02 per share. There were 204,500 shares of restricted stock outstanding at December 28, 2012.

In fiscal year 1998, the Board of Directors approved the 1998 Stock Option Plan, authorizing the granting of options to purchase common stock or awards of common stock. Pursuant to the plan, options for 2,000 shares were outstanding at December 28, 2012 with an exercise price of $3.60 per share.  No further awards may be made under this plan.

During the fiscal year ended December 28, 2012, officers, employees and others exercised 324,162 options from the 1995, 1998, and 2003 stock option plans at prices ranging from $0.95 to $7.86 resulting in net cash proceeds to the Company totaling $1,514,000.

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

	Fiscal Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Expected dividend yield	0%	0%	0%
Expected volatility	79%	77%	80%
Risk-free interest rate	.82%	1.82%	2.13%
Expected term (in years)	5.21	5.49	5.60

A summary of option activity under the Plans as of December 28, 2012 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 30, 2011	3,064	4.79
Granted	680	10.31
Exercised	(324)	4.67
Forfeited or expired	(44)	6.87
Outstanding at December 28, 2012	3,376	$5.89	6.32	$19,873
Exercisable at December 28, 2012	2,176	$4.62	4.99	10,061

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

The weighted-average grant-date fair value of options granted during the fiscal years ended December 28, 2012, December 30, 2011, and December 31, 2010, was $6.65, $3.85, and $3.13, per option respectively.  The total fair value of options vested during fiscal years ended December 28, 2012, December 30, 2011, and December 31, 2010, was $1,830,000, $1,049,000, and $1,143,000, respectively. The total intrinsic value of options exercised during the fiscal years ended December 28, 2012, December 30, 2011, and December 31, 2010, was $1,240,000, $2,533,000, and $701,000, respectively.

A summary of the Company’s non-vested options as of December 28, 2012 and changes during the period is presented below:

Nonvested Options	Options (000’s)	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2011	1,085	$5.35
Granted	680	6.65
Vested	(520)	3.48
Forfeited	(44)	4.47
Nonvested at December 28, 2012	1,201	$5.31

As of December 28, 2012, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes information about stock options outstanding and exercisable at December 28, 2012 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding at December 28, 2012	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 28, 2012	Weighted- Average Exercise Price
$0.95	40	6.25 Years	$.95	40	.95
$ 1.56 to $ 2.30	372	5.29 Years	$2.21	372	$2.21
$ 2.45 to $ 3.60	266	6.38 Years	$3.25	203	$3.20
$ 3.75 to $5.29	702	4.27 Years	$4.29	631	$4.23
$ 5.39 to $7.32	1,181	6.83 Years	$5.86	748	$5.91
$ 7.50 to $8.12	815	7.80Years	$10.08	182	$8.05
	3,376	6.32 Years	$5.89	2,176	$4.62

A summary of warrants to purchase Company stock issued to Broadwood as discussed in Note 10 as of December 28, 2012 is presented below:

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Warrants	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 30, 2011	1,470	$4.10
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 28, 2012	1,470	$4.10	1.62	$6,020
Exercisable at December 28, 2012	1,470	$4.10	1.62	$6,020

A summary of restricted stock as of December 28, 2012 is presented below:

Restricted Stock	Shares (000’s)	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 30, 2011	156	$5.49
Granted	115	10.84
Forfeited	(8)	5.49
Vested	(58)	5.50
Outstanding at December 28, 2012	205	$8.48

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

Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of December 28, 2012 were approximately as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2013	$2,408	$916
2014	2,064	318
2015	1,544	152
2016	1,497	8
2017	247	—
Thereafter	685	—
Total minimum lease payments	$8,445	$1,394
Less amounts representing interest	—	77
	$8,445	$1,317

Rent expense was approximately $1.9 million, $1.8 million, and $1.8 million, for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively (adjusted for Domilens).

The Company had the following assets under capital lease at December 28, 2012 and December 30, 2011 (in thousands):

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

	2012	2011
Machinery and equipment	$3,923	$3,414
Furniture and fixtures	946	1,255
Leasehold improvements	155	133
	5,024	4,802
Less accumulated depreciation	3,576	3,388
	$1,448	$1,414

Depreciation expense for assets under capital lease for each of the years ended December 28, 2012, December 30, 2011, and December 31, 2010, was approximately $522,000, $615,000, and $713,000, respectively.

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

Litigation and Claims

From time to time the Company is subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, and claims of product liability. STAAR maintains insurance coverage for product liability claims but may not be insured against other potentially material claims. Reserves are recorded for losses management determines are probable and reasonably estimable. While the Company is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Note 15 — Related Party Transactions

The Company has made various advances to certain employees.   Amounts due from employees included in prepaids, deposits, and other current assets at December 28, 2012 and December 30, 2011 were $11,000 and $10,000, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Note 16 — Supplemental Disclosure of Cash Flow Information

Interest paid was $270,000, $471,000, and $981,000, for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively. Income taxes paid amounted to approximately $241,000, $649,000, and $1,362,000, for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

Non-cash investing activities and financing activities:	2012	2011	2010
Assets obtained by capital lease	$527	$331	$940

Note 17 — Basic and Diluted Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	2012	2011	2010
Numerator:
Net Income (loss)	$(1,763)	$1,348	$53
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	36,433	35,578	34,919
Less: Unvested restricted stock	(180)	(144)	(94)
Denominator for basic calculation	36,253	35,434	34,825
Weighted average effects of dilutive equity-based compensation awards:
Employee stock options	—	859	—
Warrants	—	585	—
Denominator for diluted calculation	36,253	36,878	34,825

Net income (loss) per share – basic	$(0.05)	$0.04	$0.00
Net income (loss) per share - diluted	$(0.05)	$0.04	$0.00

For 2010, although the Company reported net income as a result of the gain on sale of Domilens, it used the net loss from continuing operations as the control number in determining whether including potential common shares in the diluted income per share calculation would be dilutive or anti-dilutive.

The following table sets forth (in thousands) the weighted average number of options and warrants to purchase shares of common stock and restricted stock which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	2012	2011	2010
Options	1,632	1,101	3,795
Warrants	746	—	70
Restricted Stock	180	144	91
Total	2,558	1,245	3,956

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

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

Net sales to unaffiliated customers	2012	2011	2010
United States	$12,427	$13,852	$14,957
Japan	16,692	15,690	13,607
Korea	6,713	8,142	6,082
China	8,406	6,354	3,910
Others*	19,545	18,727	16,402
Total	$63,783	$62,765	$54,958

*No other location individually exceeds 5% of total sales.

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are IOLs used in cataract surgery and ICLs used in refractive surgery.  The composition of the Company’s net sales by product line is as follows (in thousands):

Net sales by product line	2012	2011	2010
ICLs	$35,080	$32,072	$24,300
IOLs	25,971	27,547	27,550
Other surgical products	2,732	3,146	3,108
Total	$63,783	$62,765	$54,958

The composition of the Company’s long-lived assets, consisting of property and equipment, between those in the United States, Switzerland, and Japan is set forth below (in thousands):

Long-lived assets	2012	2011
U.S.	$3,052	$1,460
Switzerland	984	1,010
Japan	1,403	1,752
Total	$5,439	$4,222

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2012 and December 30, 2011

Note 19 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for fiscal 2012 and 2011 is as follows (in thousands except per share data):

December 28, 2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Sales	$15,509	$15,942	$15,866	$16,466
Gross profit	10,901	11,045	11,176	11,168
Net income	232	(491)	(90)	(1,414)
Income per share from continuing operations– basic	0.01	(0.01)	(0.00)	(0.04)
Income per share from continuing operations– diluted	0.01	(0.01)	(0.00)	(0.04)

Net income per share – basic	0.01	(0.01)	(0.00)	(0.04)
Net income per share – diluted	0.01	(0.01)	(0.00)	(0.04)

December 30, 2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Sales	$14,849	$16,269	$15,266	$16,381
Gross profit	9,629	10,861	10,450	11,429
Net income	300	861	77	109
Income per share from continuing operations– basic	0.01	0.02	0.00	0.00
Income per share from continuing operations– diluted	0.01	0.02	0.00	0.00

Net income per share – basic	0.01	0.02	0.00	0.00
Net income per share – diluted	0.01	0.02	0.00	0.00

Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 20 — Manufacturing Consolidation Project and Tax Strategy

During 2011 and 2012 the Company devoted significant resources to two initiatives: a project to consolidate global manufacturing, and development of a strategy to optimize its global organization for tax purposes. The goal of these strategies is to further improve upon gross profit margin by streamlining operations, thereby reducing costs and to increase profits in the U.S. to enable the Company to utilize its $122.5 million in net operating loss carryforwards and at the same time, reduce income taxes in foreign jurisdictions where it pays tax. STAAR currently manufactures its products in four facilities worldwide. It has developed a plan to methodically consolidate its manufacturing in a single site at its Monrovia, California location by the end of 2013.

The Company expects these initiatives to cost approximately $6 million over a three-year period, of which it incurred approximately $2.6 million during 2012. These expenses are included in the other general and administrative expenses in the consolidated statement of operations for the year ended December 28, 2012. Expenditures to date have largely consisted of severance, employee costs, professional fees to advisors and consultants. The Company also expects to spend approximately $2.4 million in capital expenditures to consolidate its manufacturing.

A summary of the activity for these initiatives is presented below as of December 28, 2012 (in thousands):

	Termination Benefits	Other Associated Costs	Total
Liability at December 30, 2011	$36	$346	$382
Costs incurred and charged to expense	864	1,772	2,636
Cash payments	(396)	(1,825)	(2,221)
Liability at December 28, 2012	$504	$293	$797

Total costs incurred to date	$900	$2,796	$3,696
Total costs expected to be incurred	$1,410	$4,590	$6,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

STAAR Surgical Company

Monrovia, CA

The audits referred to in our report dated March 12, 2013 relating to the consolidated financial statements of STAAR Surgical Company and Subsidiaries (the “Company”) which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule contained in Schedule II.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Los Angeles, California
March 12, 2013

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
2012
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,128	$255	$67	$1,316
Deferred tax asset valuation allowance	51,571	—	478	51,093
	$52,699	$255	$545	$52,409
2011
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,423	$195	$489	$1,128
Deferred tax asset valuation allowance	51,689	—	118	51,571
	$53,112	$195	$607	$52,699
2010
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,332	$410	$319	$1,423
Deferred tax asset valuation allowance	50,801	888	—	51,689
	$52,133	$1,298	$319	$53,112

