Form 10-Q
period 2013-06-28
STAAR SURGICAL CO
filed 2013-08-06
CIK 718937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2013
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

The registrant has 36,985,483 shares of common stock, par value $0.01 per share, issued and outstanding as of August 2, 2013.

STAAR SURGICAL COMPANY

INDEX

PAGE
NUMBER

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).	1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4. Controls and Procedures.	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	19

Item 1A. Risk Factors.	19

Item 4. Mine Safety Disclosures.	19

Item 5. Other Information.	20

Item 6. Exhibits.	20

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 28, 2013	December 28, 2012
ASSETS

Current assets:
Cash and cash equivalents	$19,725	$21,675
Accounts receivable trade, net	10,342	8,543
Inventories, net	11,123	11,673
Prepaids, deposits and other current assets	2,624	2,183
Total current assets	43,814	44,074
Property, plant and equipment, net	6,147	5,439
Intangible assets, net	1,689	2,142
Goodwill	1,786	1,786
Deferred income taxes	189	187
Other assets	1,041	1,131
Total assets	$54,666	$54,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$5,100	$5,850
Accounts payable	3,809	5,129
Deferred income taxes	440	439
Obligations under capital leases	525	829
Other current liabilities	5,546	5,702
Total current liabilities	15,420	17,949
Obligations under capital leases	276	488
Deferred income taxes	1,014	885
Asset retirement obligations	386	707
Pension liability	2,909	2,988
Total liabilities	20,005	23,017

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; 36,628 and 36,423 shares issued and outstanding at June 28, 2013 and December 28, 2012	366	364
Additional paid-in capital	165,327	162,251
Accumulated other comprehensive income	671	1,580
Accumulated deficit	(131,703)	(132,453)
Total stockholders’ equity	34,661	31,742
Total liabilities and stockholders’ equity	$54,666	$54,759

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Net sales	$18,164	$15,942	$36,165	$31,451
Cost of sales	5,544	4,897	10,891	9,504

Gross profit	12,620	11,045	25,274	21,947

General and administrative	3,923	3,633	7,881	7,493
Marketing and selling	5,659	5,366	10,945	10,029
Research and development	1,686	1,513	3,052	3,059
Medical device tax	45	—	104	—
Other general and administrative expenses	613	697	1,514	1,252

Operating income (loss)	694	(164)	1,778	114

Other income (expense):
Interest income	8	7	15	7
Interest expense	(41)	(67)	(96)	(162)
Gain (loss) on foreign currency transactions	77	(249)	(264)	(182)
Other income, net	139	309	230	523
Other income (expense), net	183	—	(115)	186

Income (loss) before provision for income taxes	877	(164)	1,663	300
Provision for income taxes	599	327	914	559
Net income (loss)	$278	$(491)	$749	$(259)

Net income (loss) per share - basic	$0.01	$(0.01)	$0.02	$(0.01)
Net income (loss) per share - diluted	$0.01	$(0.01)	$0.02	$(0.01)

Weighted average shares outstanding - basic	36,496	36,257	36,461	36,164
Weighted average shares outstanding - diluted	38,342	36,257	37,887	36,164

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS )
(In thousands, except par value amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income (loss)	$278	$(491)	$749	$(259)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(230)	332	(894)	(186)
Pension liability adjustment, net of tax	(5)	(12)	(16)	(24)
Other comprehensive income (loss)	(235)	320	(910)	(210)
Comprehensive income (loss)	$43	$(171)	$(161)	$(469)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:

Net income (loss)	$749	$(259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	840	627
Amortization of intangibles	225	350
Deferred income taxes	129	82
Fair value adjustment of warrant	(27)	(207)
Loss on disposal of property and equipment	59	31
Change in net pension liability	57	136
Stock-based compensation expense	2,019	1,481
Accretion of asset retirement obligation	7	—
Other	111	71
Changes in working capital:
Accounts receivable	(2,229)	334
Inventories	71	(344)
Prepaids, deposits and other current assets	(507)	(138)
Accounts payable	(1,123)	(1,089)
Other current liabilities	(25)	153
Net cash provided by operating activities	356	1,228

Cash flows from investing activities:
Release of restricted cash	—	129
Acquisition of property and equipment	(2,017)	(833)
Net cash used in investing activities	(2,017)	(704)

Cash flows from financing activities:
Repayment of capital lease obligations	(478)	(438)
Proceeds from exercise of stock options	952	950
Net cash provided by financing activities	474	512

Effect of exchange rate changes on cash and cash equivalents	(763)	(74)

Increase (decrease) in cash and cash equivalents	(1,950)	962
Cash and cash equivalents, at beginning of the period	21,675	16,582
Cash and cash equivalents, at end of the period	$19,725	$17,544

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2013
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

The condensed consolidated financial statements for the six months ended June 28, 2013 and June 29, 2012, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the six months ended June 28, 2013 and June 29, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Note 2 — Inventories

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	June 28,	December 28,
	2013	2012
Raw materials and purchased parts	$2,258	$1,946
Work-in-process	2,056	1,318
Finished goods	7,570	8,945
	11,884	12,209
Less: inventory reserves	761	536
	$11,123	$11,673

Note 3 — Prepaids, Deposits, and Other Current Assets

      Prepaids, deposits, and other current assets consisted of the following (in thousands):

	June 28,	December 28,
	2013	2012
Prepaid vendors	$975	$1,044
Prepaid insurance	624	628
Value added tax (VAT) receivable	446	307
Other current assets	579	204
	$2,624	$2,183

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 28,	December 28,
	2013	2012
Machinery and equipment	$15,573	$14,734
Furniture and fixtures	3,652	3,483
Leasehold improvements	5,913	5,281
	25,138	23,498
Less: accumulated depreciation	18,991	18,059
	$6,147	$5,439

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2013
(Unaudited)

Note 5 – Amortizable Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	June 28, 2013			December 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,685	$(9,961)	$724	$10,786	$(9,875)	$911
Customer relationships	1,600	(880)	720	1,835	(917)	918
Developed technology	1,016	(771)	245	1,166	(853)	313
Total	$13,301	$(11,612)	$1,689	$13,787	$(11,645)	$2,142

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 28,	December 28,
	2013	2012
Accrued salaries and wages	$2,000	$1,950
Accrued bonuses	576	500
Accrued severance	618	499
Customer credit balances	220	324
Accrued insurance	242	515
Accrued audit fees	280	396
Accrued income taxes	614	451
Other(1)	996	1,067
	$5,546	$5,702

(1)No item in “Other” above exceeds 5% of the total other current liabilities

Note 7 – Pension Plans

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended June 28, 2013	Three Months Ended June 29, 2012	Six Months Ended June 28, 2013	Six Months Ended June 29, 2012
Service cost	$80	$121	$204	$242
Interest cost	25	34	52	67
Expected return on plan assets	(24)	(27)	(48)	(53)
Amortization of unrecognized transitional obligation	—	4	3	8
Amortization of prior service cost	—	(1)	—	(1)
Recognized actuarial gain	14	(1)	19	(2)
	$95	$130	$230	$261

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2013
(Unaudited)

During the six months ended June 28, 2013 and June 29, 2012, the Company made cash contributions totaling approximately $ 115,000 and $ 119,000 to its Swiss pension plan and expects to make additional cash contributions totaling approximately $ 115,000 during the remainder of 2013. The Company is not required to and does not make contributions to its Japan pension plan.

Note 8 — Basic and Diluted Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Numerator:
Net income (loss)	$278	$(491)	$749	$(259)

Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	36,830	36,452	36,745	36,341
Less: Unvested restricted stock	(334)	(195)	(284)	(177)
Denominator for basic calculation	36,496	36,257	36,461	36,164
Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and restricted stock	1,138	—	840	—
Warrants	708	—	586	—
Denominator for diluted calculation	38,342	36,257	37,887	36,164

Net income (loss) per share – basic	$0.01	$(0.01)	$0.02	$(0.01)
Net income (loss) per share - diluted	$0.01	$(0.01)	$0.02	$(0.01)

The following tables sets forth (in thousands) the weighted average number of options and warrants to purchase shares of common stock and restricted stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Options and restricted stock	1,287	2,226	1,538	1,969
Warrants	—	842	—	876
Total	1,287	3,068	1,538	2,845

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2013
(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
United States	$3,154	$3,216	$6,394	$6,390
Japan	4,648	4,094	9,387	7,951
China	2,230	2,141	4,301	4,247
Korea	1,834	1,721	3,869	3,624
Spain	1,163	531	2,454	1,041
Other	5,135	4,239	9,760	8,198
Total	$18,164	$15,942	$36,165	$31,451

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

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
ICLs	$11,261	$8,606	$21,892	$17,211
IOLs	5,863	6,774	12,211	13,132
Core products	17,124	15,380	34,103	30,343
Other Surgical Products	1,040	562	2,062	1,108
Total	$18,164	$15,942	$36,165	$31,451

The Company sells its products internationally, which subjects the Company to several potential risks, regional/country economic conditions and regulatory requirements, including fluctuating foreign currency exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 10 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Employee stock options	$666	$670	$1,492	$1,192
Restricted stock expense	252	135	435	263
Consultant compensation	66	(12)	92	26
Total	$984	$793	$2,019	$1,481

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2013
(Unaudited)

Stock Option Plans

The Amended and Restated 2003 Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and performance contingent restricted stock units. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Pursuant to the Plan, options for 3,660,176 shares were outstanding at  June 28, 2013 with exercise prices ranging between $0.95 and $11.02 per share. Restricted stock grants under the Plan generally vest over a period of one, three or four years. There were 341,100 shares of restricted stock outstanding at June 28, 2013. As of June 28, 2013, there were 1,467,436 shares authorized and available for grants under the Plan.

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

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Expected dividend yield	0%	0%	0%	0%
Expected volatility	72.08%	79.59%	73.37%	79.35%
Risk-free interest rate	0.70%	0.87%	0.62%	0.85%
Expected term (in years)	4.12	5.21	4.12	5.21

A summary of option activity under the Plan as of June 28, 2013 is presented below:

	Options Shares (000’s)	Restricted Shares (000’s)	Warrants Shares (000’s)

Outstanding at December 28, 2012	3,376	205	1,470
Granted	497	153	—
Exercised	(188)	(17)	—
Forfeited or expired	(25)	—	(70)
Outstanding at June 28, 2013	3,660	341	1,400
Exercisable at June 28, 2013	2,457	—	1,400

Note 11 — Manufacturing Consolidation Project and Tax Strategy

Since 2011 the Company devoted significant resources to two initiatives: a project to consolidate global manufacturing and product development as part of a strategy to optimize its global organization for tax purposes. The goal of both of these strategies is to continue the Company’s improvement in gross profit margin by streamlining operations and reducing costs in order to position the Company for future growth. STAAR currently manufactures its products in three facilities worldwide. It has developed a plan to substantially complete its consolidation of manufacturing in a single site at its Monrovia, California location by the middle of 2014, which is expected subsequently to yield significant savings in cost of goods and to lower its global administrative and regulatory costs and reduce income taxes.

The Company expects these initiatives to cost approximately $6.2 million over a three and half year period, of which it has spent approximately $5.2 million to date. The Company announced that these costs for 2013 should be approximately $2.5 million.  Through the first half of 2013 these costs have been $1.5 million. These expenses are included in “other general and administrative expenses” in consolidated statement of income for the period ended June 28, 2013.  The expenses generally consist of professional fees to advisors and consultants, travel, salaries and severance accrual.

STAAR SURGICAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2013
(Unaudited)

A summary of the activity for these initiatives is presented below as of June 28, 2013 (in thousands):

	Termination Benefits	Other Associated Costs	Total
Liability at December 28, 2012	$504	$293	$797
Costs incurred and charged to expense	$207	$1,307	$1,514
Cash payments	$(94)	$(1,547)	$(1,641)
Liability at June 28, 2013	$617	$53	$670

Total costs incurred to date	$1,107	$4,103	$5,210
Total costs expected to be incurred	$1,400	$4,800	$6,200

Note 12 — New Accounting Pronouncements

During the six months ended June 28, 2013, there were no new accounting pronouncements that would have a material effect on our unaudited condensed consolidated financial statements. For a description of recent accounting pronouncements relevant to us, please refer “Recent Accounting Pronouncements” included in Note 1 of our Annual Report on Form 10-K for the year ended December 28, 2012.

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

Overview

STAAR Surgical Company ( “we,” “us,” the “Company,” and “STAAR”) designs, develops, manufactures and sells implantable lenses for the eye and injector devices used to deliver these lenses into the eye through a small incision.  We are the world’s leading manufacturer of intraocular lenses used in corrective or “refractive” surgery, and we also make lenses for use in surgery to treat cataracts.  All of the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses.  We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs” and market them under the Visian® brand name. The field of refractive surgery includes both lens-based procedures, using products like the Visian ICL®, and laser-based procedures like LASIK.  Successful refractive surgery can correct common vision disorders such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism (irregular shape of cornea causing blurred vision).   Cataract surgery is a common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision.

STAAR Surgical Company, Visian®, Collamer®, STAARVISC®, Elastimide®, nanoFLEX® nanoPOINT™, CentraFLOW™, AquaPORT™, Epiphany® and AquaFlow™ are trademarks or registered trademarks of STAAR in the U.S. and other countries.

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

ICLs - Implantable Collamer Lenses for Refractive Surgery. Sales of refractive lenses make up over half of our total sales. Made from our proprietary biocompatible Collamer material, highlights of STAAR’s family of Visian ICL products are as follows:

⋅	The Visian ICL treats refractive disorders such as myopia (near-sightedness) and hyperopia (far-sightedness). STAAR began selling the Visian ICL outside the U.S. in 1996 and in the U.S. in 2006.

⋅	The Visian ICL or TICL, treats myopic and hyperopic patients with astigmatism. STAAR has been selling the Visian TICL outside the U.S. since 2002. STAAR remains in dialogue with the FDA regarding its PMA Supplement submission seeking approval to sell the TICL in the U.S. This matter is further discussed below under, “Status of Regulatory Submission.”

⋅	STAAR currently sells several versions of the Visian ICL and Visian TICL globally; the V4, the V4b, which expands the population of eligible patients to individuals in the lower diopter ranges for both myopia and hyperopia, and the V4c, which includes the proprietary CentraFLOW technology (a port, KS-AquaPORT, in the center of the myopic Visian ICL and TICL) that eliminates the need for a peripheral iridectomy or irodotomy procedure prior to implanting the Visian ICL.

⋅	STAAR’s goal is to position the Visian ICL and TICL products throughout the world as primary choices for refractive surgery.

IOLs - Intraocular Lenses for Cataract Surgery. Our range of foldable IOLs for patients undergoing cataract surgery includes the following:

⋅	Aspheric IOLs, available in single-piece and three-piece designs made from (i) Collamer, STAAR’s proprietary biocompatible collagen copolymer lens material and (ii) from silicone. Aspheric IOLs are designed to improve the patient’s quality of vision when compared to earlier spherical IOL designs. The aspheric silicone lenses are available in the U.S. and are sold preloaded in certain markets outside of the U.S., predominately in Japan. The Collamer three piece lens is only marketed and sold in the U.S.

⋅	The nanoFLEX IOL, a single-piece Collamer aspheric IOL that can be implanted through a micro-incision with a single-use disposable nanoPOINT injector system is available in the U.S and territories that accept the CE Mark.

⋅	The Preloaded Injector, a silicone or acrylic IOL preloaded into a single-use disposable injector is currently available outside the U.S. The acrylic IOL Preloaded Injector uses an acrylic lens sourced from a third party manufacturer. The KS-SP (single-piece) and KS-X (three piece) preloaded acrylic IOLs that can be implanted through a micro-incision with a single-use disposable injector system is available in Japan and on a limited basis in Europe. The third party supplier of these acrylic lenses is currently unable to meet STAAR’s demand for the new KS IOL products, thus the company experienced approximately $1,200,000 in backorders from its European customers in the second quarter of 2013. We are seeking alternative suppliers but cannot predict whether our efforts will prove successful.

⋅	STAAR Toric IOL is a single piece silicone toric IOL, used in cataract surgery to treat preexisting astigmatism and is currently only marketed in the U.S. A Collamer version of our toric IOL –nanoFLEX Toric has CE mark approval and initial shipments began to Europe late in the second quarter.

Other Surgical Products.  We also sell other instruments and devices used in cataract or refractive surgery, which we either manufacture or have manufactured for us.  However, we have been deemphasizing these products since 2009 because of their lower overall gross profit margins.  In addition, we report sales of low margin injectors to our third party supplier of IOLs under this category.  In recent periods, these sales have increased due to the parties’ launch of their respective pre-loaded IOL systems, which are currently experiencing backorder due to high demand and the limited supply of third party IOLs.

Operations

STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California, and also maintains manufacturing facilities in Nidau, Switzerland, and Aliso Viejo, California.

STAAR is implementing a project to consolidate its manufacturing into a single site at its Monrovia, California location, which we expect to yield significant savings in cost of goods, lower our global administrative and regulatory costs and reduce income taxes.  Due to the higher than anticipated demand for the Visian ICL, we are extending the completion date for our   closure of our Swiss manufacturing facility until the middle of 2014.   During the second quarter of 2013, all sterile silicone IOLs were manufactured in the U.S.  The Company received approval to manufacture and ship Visian ICLs, manufactured in the U.S. to countries that accept the CE Mark.  This project, which is subject to significant risks, is further described under Note 11, “Manufacturing Consolidation Project and Tax Strategy.”

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

STAAR’s key operational metrics for 2013 are guided by two principal strategic goals:  to achieve and maintain profitability and to lay the groundwork for further growth.  In pursuit of these goals, STAAR has aligned its business initiatives during 2013 along four key operational metrics it uses to gauge its success during the year.  Those metrics are as follows:

⋅	Increase total revenue by 8% to 10%.

- As discussed below in “Results of Operations,” our total revenue increased by 14% in the second quarter of 2013.  Total revenue increased by 15% in the first half of 2013.  On July 31, 2013, we increased this revenue metric upward for growth in the range of 12% to 14% growth for the full year.

⋅	Increase gross profit margins by 250 basis points for the full year.

- As discussed below in “Results of Operations,” our gross profit was 69.5% in the second quarter of 2013 compared to 69.3% in the second quarter of 2012, and increased to 69.9% for the first half of 2013.

⋅	Achieve profitability in each quarter of 2013.

- As discussed below in “Results of Operations,” we achieved net income of $0.3 million in the second quarter of 2013 and $0.7 million for the first half of 2013.

⋅	Manage the manufacturing consolidation with no material disruption to customer supply requirements or quality.

- The Company’s consolidation efforts are proceeding substantially according to plans. On July 31, 2013, we revised this metric by extending the transfer of Swiss operations until the middle of 2014 to assure that we can meet higher than anticipated demand for the Visian ICL.  By the end of 2013, we expect to have 100% of all IOL production, two thirds of ICL’s and on third of TICL’s manufactured in the U.S.

Other Highlights

In the second quarter of 2013, Visian ICLs grew in Europe, Middle East and Africa (EMEA) by 47% in revenue while units increased 30% and price 13%; in Asia Pacific (APAC) an increase of 29% in revenue, while units increased 28% and price 1%; in North America (NA) an increase of 9% in revenue, while units increased 13% and price declined 3%.  We experienced noteworthy growth in China with a 77% increase in revenue, in France with a 41% increase, in Latin America with a 39% increase, in the Middle East with a 37% increase and in Spain with a 127% increase (driven by the conversion from a distributor sales model to a direct sales model).  We believe growth in EMEA is due to growing acceptance of the Centra FLOW technology and new sales personnel hired in 2012.  Regarding China, we believe we will continue to see growth during the second half of the year, followed by the anticipated approval of the Visian ICL with Centra FLOW technology during the first half of 2014.

Backorders of our preloaded acrylic IOLs in Europe were approximately $1,200,000 at the end of second quarter, due to demand for our KS-SP and KS-X products and the supply constraints we continue to experience from a third party supplier. This backorder position is expected to continue to limit IOL sales for the entire year and we are evaluating potential options to meet this demand, although this is an unlikely option in the short term.  Our overall gross margins were limited primarily by a large increase in low margin IOL injector systems sales to the third party supplier for the buildup of the acrylic preloaded product supply for both companies.  IOL sales in Japan represent 57% of total IOL sales and grew by 15% in units during the second quarter of 2013.  With the weakening of the yen total IOL revenue in Japan was essentially flat.  IOL sales in China declined by $810,000 due to our need to suspend allocation of KS IOL products available for sale due to the   supply constraints.

STAAR continues its manufacturing consolidation efforts in the second quarter of 2013 in preparation of transferring Swiss and Japanese manufacturing activities to our Monrovia facility.  In the second quarter of 2013, we spent $613,000 in consolidation costs and we expect to spend an additional $750,000 during the remainder of 2013.

Status of Regulatory Submissions.    The Company received regulatory approval to sell and market the Visian ICL with CentraFLOW technology in Korea and Argentina during the second quarter of 2013.  The Company currently anticipates approval of the Visian ICL with CentraFLOW for India during the third quarter and for China during the first half of 2014.  In addition, the Company expects to receive CE Mark approval for the Visian ICL V5, which is preloaded and offers a larger optical zone, before the end of 2013.  The current plans are to officially launch the product at the European Society of Cataract and Refractive Surgeons (ESCRS) meeting in October of this year.

Regarding our PMA Supplement submission to the FDA seeking approval for the TICL, on November 15, 2012, STAAR submitted to the FDA (1) clinical data showing no statistical difference in the clinical outcomes with or without the patient data that was obtained outside the study windows, (2) engineering data regarding the lens design, and (3) a validation report for the Toric ICL power calculation software.   STAAR remains in dialogue with the agency regarding our PMA Supplement, and has responded to a series of questions from the FDA in the second quarter of 2013.  The Company has been told by the FDA that the current intent is to take the TICL submission to the Advisory Panel.  A date has not been established and the Company is responding to questions from the FDA and preparing the information needed for the Panel Package necessary for that meeting to occur.  STAAR cannot predict when, or if, the FDA will grant approval of the TICL for use in the United States.

On October 9, 2012, STAAR submitted to the FDA a 180 day PMA Supplement regarding the V4c version of the Visian ICL.  On February 12, 2013, in response to a request by the FDA, we submitted a Pre-Submission for the PMA Supplement.  On June 17, 2013, the FDA responded to our proposal.  We are evaluating the FDA’s recommended changes to our proposed protocol and will respond in the future.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 28, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our statements of operations for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Six Months
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	30.5	30.7	30.1	30.2
Gross profit	69.5	69.3	69.9	69.8

General and administrative	21.6	22.7	21.8	23.8
Marketing and selling	31.2	33.7	30.3	31.9
Research and development	9.3	9.5	8.4	9.7
Medical device tax	0.2	—	0.3	—
Other general and administrative expenses	3.4	4.4	4.2	4.0
	65.7	70.3	65.0	69.4
Operating income (loss)	3.8	(1.0)	4.9	0.4
Other income, net	1.0	—	(0.3)	0.6
Income (loss) before provision for income taxes	4.8	(1.0)	4.6	1.0
Provision for income taxes	3.3	2.2	2.5	1.9
Net income (loss)	1.5%	(3.1)%	2.1%	(0.8)%

*	Denotes change is greater than +100%.

Net Sales
	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	June 28, 2013	June 29, 2012	2013 vs. 2012	June 28, 2013	June 29, 2012	2013 vs. 2012
Net sales	$18,164	$15,942	13.9%	$36,165	31,451	15.0%

ICL	11,261	8,606	30.9	21,892	17,211	27.2
IOL	5,863	6,774	(13.4)	12,211	13,132	(7.0)
Other	1,040	562	85.1	2,062	1,108	86.1

Net sales for the three months ended June 28, 2013 were $18.2 million, an increase of 13.9% compared to the $15.9 million reported during three months ended June 29, 2012. Net sales for the six months ended June 28, 2013 were $36.2 million, a 15% increase compared with $31.5 million reported during the six months ended June 28, 2012. The increase in net sales for the three and six month periods was due to increased sales of ICLs and Other surgical products, partially offset by a decrease in IOL sales. The effect of exchange had a negative impact on sales of $1,010,818 and $1,760,532, respectively, for the three and six months ended June 28, 2013.

Total ICL sales for the three months ended June 28, 2013 were $11.3 million, an increase of 30.9% compared with $8.6 million reported during the three months ended June 29, 2012. Total ICL sales for the six months ended June 28, 2013 were $21.9 million, an increase of 27.2% compared with $17.2 million reported during the six months ended June 29, 2012. ICL sales increased in each of the Company’s top 11 markets led by China which grew 77% and 39%, respectively, and Spain which grew 127% and 141%, respectively, during the three and six months ended June 28, 2013. ICL sales represented 62.0% and 60.5%, respectively, of our total sales for the three and six months ended June 28, 2013, compared to 54.0% and 54.7% for the three and six month periods ended June 29, 2012.

Total IOL sales for the three months ended June 28, 2013 were $5.9 million, a decrease of 13.4%, when compared with $6.8 million for the three months ended June 29, 2012. Total IOL sales for the six months ended June 28, 2013 were $12.2 million, a decrease of 7.0%, when compared with $13.1 million for the six months ended June 29, 2012. IOL sales represent 32.3% and 33.8% of sales for the three and six months ended June 28, 2013, compared to 42.5% and 41.8% for the three and six month periods ended June 29, 2012. The decrease in IOL sales was due to effect of exchange which reduced IOL sales by $826,569 and $1,472,954, respectively, for the three and six months ended June 28, 2013.

Other product sales for the three and six months ended June 28, 2013 were $1.0 million and $2.1 million, an increase of 85.1% and 86.1%, respectively, when compared with $0.6 million and $1.1 million for the three and six months ended June 29, 2012. The increase in other product sales was due to an increase in injector part sales to a third party supplier.

Gross Profit
	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	June 28, 2013	June 29, 2012	2013 vs. 2012	June 28, 2013	June 29, 2012	2013 vs. 2012
Gross Profit	$12,620	$11,045	14.3%	$25,274	$21,947	15.2%
Gross Profit Margin	69.5%	69.3%		69.9%	69.8%

Gross profit for the second quarter was $12.6 million, or 69.5% of revenue, compared with $11.0 million, or 69.3% of revenue, in the prior year period.  During the first six months of 2013, gross profit was $25.2 million, or 69.9% of revenue, compared with $21.9 million, or 69.8% of revenue, in the prior year period. Gross margin for the three and six month periods was primarily impacted by the sales of low margin injectors to our third party acrylic preloaded IOL supplier (used for the product they sell into their market).  These sales negatively impacted margins by 150 basis points for both periods.

General and Administrative
	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	June 28, 2013	June 29, 2012	2013 vs. 2012	June 28, 2013	June 29, 2012	2013 vs. 2012
General and Administrative	$3,923	$3,633	(8.0)%	$7,881	$7,493	(5.2)%
Percentage of Sales	21.6%	22.7%		21.8%	23.8%

General and administrative expenses increased by 8.0% to $3.9 million in the second quarter of 2013 from the $3.6 million reported in the second quarter of 2012.  General and administrative expenses for the six months ended June 28, 2013 were $7.9 million, an increase of 5.2% when compared with $7.5 million reported last year.  The increase is due to an increase in stock based compensation expense and bonus accruals.  General and administrative expenses were favorably impacted by foreign currency exchange by approximately $146,000 during the quarter and by approximately $216,000 for the six month period.

Marketing and Selling

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	June 28, 2013	June 29, 2012	2013 vs. 2012	June 28, 2013	June 29, 2012	2013 vs. 2012
Marketing and Selling	$5,659	$5,366	(5.5)%	$10,945	$10,029	(9.1)%
Percentage of Sales	31.2%	33.7%		30.3%	31.9%

Marketing and selling expenses increased 5.5% to $5.7 million in the second quarter of 2013, compared with $5.4 million in the second quarter of 2012.  Marketing and selling expenses for the six months ended June 28, 2013 were $11.0 million, an increase of 9.1% when compared with $10.0 million reported last year.  The increase is due to increased headcount and promotional activities to support the increased level of sales.  Marketing and selling expenses were favorably impacted by foreign currency exchange by approximately $288,000 during the quarter and by approximately $486,000 for the six month period.

Research and Development

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	June 28, 2013	June 29, 2012	2013 vs. 2012	June 28, 2013	June 29, 2012	2013 vs. 2012
Research and Development	$1,686	$1,513	(11.4)%	$3,052	$3,059	0.2%
Percentage of Sales	9.3%	9.5%		8.4%	9.7%

Research and development expense increased in the second quarter of 2013, by 11.4% to $1.7 million, compared with $1.5 million in the second quarter of 2012.  Research and development expense for the six months ended June 28, 2013 was $3.0 million, a slight decrease of 0.2% when compared with $3.1 million reported last year.  The increase is due to increased costs of gaining regulatory approvals for new products in various markets around the world and development costs of the V5 Preloaded ICL.  Research and development expenses were favorably impacted by foreign currency exchange by approximately $54,000 during the quarter and by approximately $81,000 for the six month period.

Other General and Administrative Expenses

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	June 28, 2013	June 29, 2012	2013 vs. 2013	June 28, 2013	June 29, 2012	2013 vs. 2012
Other General and Administrative Expenses	$0.6	$0.7	12.1%	$1,514	$1,252	(20.9)%
Percentage of Sales	3.4%	4.4%		4.2%	4.0%

Other general and administrative expenses for the quarter were $0.6 million, compared with $0.7 million in the second quarter of 2012.  Other general and administrative expenses for the six months ended June 28, 2013 were $1.5 million, compared with $1.3 million, during the first six months of 2012.  These expenses generally relate to accrued severance, salaries, travel, consulting fees and other expenses associated with the consolidation of the Company’s manufacturing facilities.  The Company expects these costs to decrease in the second half of 2013.

Other Income, (Expense) Net

	Three Months Ended		Fav/ (Unfav) % Change		Six Months Ended		Fav/ (Unfav) % Change
	June 28, 2013	June 29, 2012	2013 vs. 2012		June 28, 2013	June 29, 2012	2013 vs. 2012
Other Income (Expense), Net	$0.2	$—	—	*	$(0.1)	$0.2	—	*

*	Denotes change is greater than +100%.

The year over year change in other income (expense), net for both periods is due to changes in foreign currency exchange, decreased interest expense, offset by a decrease in gains from the fair valuation of warrants which expired during 2013 and a decrease in other income resulting from the release of escrow funds in 2012 associated with the sale of our former German distributor.

Income Taxes

The Company's effective tax rate during the second quarter ended June 28, 2013 was 68% as compared to an effective tax rate of 40% for the quarter ended March 29, 2013.  This increase in the effective tax rate is primarily the result of the impact of the timing of the implementation of the manufacturing consolidation resulting in a delay in the realization of some of the anticipated tax benefits.  Further, the Company computes its estimated effective tax rate on an annual basis.  Certain jurisdictions where the Company anticipates reporting losses in 2013 are not included in the effective tax rate for interim reporting purposes.  Had those jurisdictions been included, the Company estimates that its effective tax rate for the three and six months would have been lower.

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

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of June 28, 2013 and December 28, 2012, respectively, STAAR had $19.7 million and $21.7 million, of cash and cash equivalents.

Net cash provided by operating activities for the six months ended June 28, 2013 and June 29, 2012, respectively, was $0.4 and $1.2 million.  Net cash provided by operations for the six months ended June 28, 2013 consisted of net income of $0.7 million plus $3.2 million in non-cash items, offset by $3.5 decrease in working capital.

Net cash used in investing activities for the six months ended June 28, 2013 and June 29, 2012, respectively, was $2.0 million and $0.7 million.  Net cash used in investing activities was due to acquisition of property, plant and equipment.

Net cash used by financing activities was $0.5 million for the six months ended June 28, 2013 and June 29, 2012.  Net cash provided by financing activities consisted of $1.0 million in proceeds from stock options, partially offset by $0.5 million in capital lease repayments.

Credit Facilities, Contractual Obligations and Commitments

Accrued Termination Benefits for Manufacturing Consolidations Project

The Company has $0.6 million in accrued termination benefit costs as of June 28, 2013, in connection with its manufacturing consolidation project and anticipates accruing another $300,000 through the end of the project.  The accrual represents STAAR’s current best estimate of the termination benefits that will be paid to the eligible employees.

Lines of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on December 28, 2012, with Mizuho Bank, which provides for borrowings of up to 500,000,000 Yen (approximately $5.1 million based on the rate of exchange on June 28, 2013), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of June 28, 2013).  The Company had 500,000,000 Yen outstanding on the line of credit as of June 28, 2013 and December 28, 2012 (approximately $5.1 million and $5.8 million based on the foreign currency exchange rates on June 28, 2013 and December 28, 2012).  As of June 28, 2013 there were no available borrowings under the line. The bank lime is renewed every three months and the next renewal date is September 27, 2013.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs (approximately $1.1 million at the rate of exchange on June 28, 2013), to be used for working capital purposes.  There were no borrowings outstanding as of June 28, 2013 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

Capital Lease Obligations

STAAR leases certain property, plant, and equipment under non-cancelable capital lease agreements.  These leases vary in amount, duration, and rates.

Estimated future minimum payments under capital lease obligations were as follows (in thousands):

Fiscal Year	June 28, 2013	December 28, 2012
2013	$377	$916
2014	311	318
2015	144	152
2016	7	8
Total minimum lease payments	$839	$1,394
Less: interest	(38)	(77)
Total lease obligation	$801	$1,317

Current	$525	$829
Long-term	$276	$488

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended to date.(1)

3.2	Amended and Restated By-laws. (2)

†4.2	1991 Stock Option Plan of STAAR Surgical Company.(4)

†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(5)

4.4	Form of Certificate for Common Stock, par value $0.01 per share.(6)

†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan, and form of Option Grant and Stock Option Agreement.(3)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended June 28, 2013, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. *

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2013.

(3)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 13, 2013, filed with the Commission on March 26, 2013.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.

(5)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.

(6)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8–A/A, as filed with the Commission on April 18, 2003.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: August 6, 2013	By:	/s/ DEBORAH ANDREWS
Deborah Andrews

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)