Form 10-K
period 2014-01-03
STAAR SURGICAL CO
filed 2014-03-12
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $260,175,508 based on the closing price per share of $10.15 of the registrant’s Common Stock on that date.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2014 was 37,966,937.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

Item 1. Business

STAAR Surgical Company designs, develops, manufactures and sells implantable lenses for the eye and delivery systems used to deliver lenses into the eye. We are the leading maker of lenses used worldwide in corrective or “refractive” surgery, and we also make lenses for use in surgery that treats cataracts. All of the lenses we make are foldable, which permits the surgeon to insert them through a small incision during minimally invasive surgery.

Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise, “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

STAAR®, Visian®, Collamer®, CentraFlow®, AquaPort®,  nanoFLEX®™, nanoPOINT™, Epiphany®™, and AquaFlow™ are trademarks or registered trademarks of STAAR in the United States (U.S.) and other countries. Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

A glossary explaining many of the technical terms used in this report begins on page 14. The reader may also find it helpful to refer to the discussion of the structure and function of the human eye that begins on page 3.

Operations

STAAR has significant operations globally. Activities outside the U.S. accounted for 82% of our total sales in fiscal year 2013, primarily due to the pacing of product approvals and commercialization that tend to occur first outside the U.S. STAAR sells its products in more than 60 countries, with direct distribution in the United States, Canada, Japan and Spain, and independent distribution in the remainder of the world.

STAAR maintains operational and administrative facilities in the United States, Switzerland and Japan. While STAAR has initiated a project to consolidate all of its manufacturing to its Monrovia, California facility, its current global operations are as follows:

•	United States. STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California. The Monrovia manufacturing facility principally makes Collamer and silicone intraocular lenses (IOLs), and injector systems for its IOLs. We also manufacture the Visian implantable Collamer lenses (ICLs) and preloaded IOL injectors. STAAR manufactures the raw material for Collamer lenses (both IOLs and ICLs) and the AquaFlow Device (for the treatment of glaucoma) in a facility in Aliso Viejo, California.

•	Switzerland. STAAR operates an administrative, manufacturing and distribution facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. The Nidau manufacturing facility makes STAAR’s ICL products and also manufactures the AquaFlow Device. After consolidating manufacturing in Monrovia, California, STAAR plans to continue to maintain an administrative and distribution facility in Switzerland.

•	Japan. STAAR operates administrative and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc. STAAR Japan’s administrative facility is located in Shin-Urayasu and its distribution facility is located in Ichikawa City. STAAR final packages its silicone preloaded IOL injectors at the Ichikawa City facility.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries. Our global manufacturing consolidation plan also exposes us to the risk of unexpected costs and possible supply interruptions. See “Item 1A. Risk Factors —Risks Related to Our Business —The global nature of our business may result in fluctuations and declines in our sales and profits”; “—The success of our international operations depend on our successfully managing our foreign subsidiaries”; “—Non-compliance with anti-corruption laws could lead to penalties or harm our reputation”; and “—We may not realize the expected benefits of our manufacturing consolidation project and tax strategies.”

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

Visian ICL (ICLs). Refractive surgery corrects the types of visual disorders that glasses or contact lenses have traditionally treated (myopia, hyperopia, astigmatism and presbyopia). The field of refractive surgery includes both lens-based procedures, using products like our ICL, and laser-based procedures like LASIK. The ICL product line treats a wide range of refractive errors within commonly known vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism.

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

The ICL has been implanted into more than 400,000 eyes worldwide. The FDA approved the ICL for myopia for use in the U.S. in December 2005. In September 2011, STAAR launched the ICL with CentraFLOW technology, which uses a proprietary port in the center of the ICL optic. The port is of a size intended to optimize the flow of fluid within the eye without affecting the quality of vision, and eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant. By simplifying the procedure and increasing patient comfort, the CentraFLOW technology makes the superior visual outcomes of the ICL available through a surgical implantation experience closer to LASIK. Outside the U.S., countries where we may sell the ICL and the TICL, which corrects for both astigmatism and myopia, include the following:  the countries that require the European Union CE Mark, China, Canada, Korea, Japan, India, Brazil, the Middle East and Singapore. We sell the ICL with CentraFLOW technology in countries that require the European Union CE Mark, Korea, Japan, India and certain countries in the Middle East. STAAR submitted its application for U.S. approval of the TICL to the FDA in 2006 which is currently under review (see “Regulatory Matters – Regulatory Requirements in the United States – Status of Toric ICL Submission”).

The Hyperopic ICL, which treats far-sightedness, is approved for use in countries that require the European Union CE Mark and in Canada.

The ICL is available for myopia in the United States in four lengths and 27 powers for each length.  Outside the U.S., the ICL is available for myopia and hyperopia and is available in multiple models and lengths totaling hundreds of different types of inventoried lenses.  This requires us to carry a significant amount of inventory to meet the customer preference for rapid delivery.  Outside the U.S. the Toric ICL is available for myopia and hyperopia in the same powers and lengths and also carries additional parameters of cylinder and axis.  As a result, we often make the Toric ICL to order, though we were still able to deliver approximately 76% of our Toric ICLs from stock during 2013.

Sales of ICLs (including TICLs) accounted for approximately 61% of our total sales in fiscal 2013, 55% of our total sales in fiscal 2012, and 51% of our total sales in fiscal 2011.

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

In most countries government agencies reimburse the cost of cataract surgery and IOLs. Some countries permit ophthalmic surgeons and surgical centers to collect an additional fee from the cataract patient for products and services that go beyond standard treatment. STAAR’s strategic direction is to offer IOLs that fall within the categories that offer an opportunity to increase average selling prices. For example, the U.S. Center for Medicare and Medicaid Services (CMS) allows the provider to receive an additional payment from the patient for the premium lens and associated services. STAAR’s Toric IOL falls in this category.

Currently, our foldable IOLs are manufactured from both our proprietary Collamer material and silicone. STAAR offers both materials in two differently configured styles: the single-piece design where both the optic and haptics are made of the same material and the three-piece design where Polyimide loop haptics are attached to the optic. We believe that the physical and optical properties of Collamer, which has a high water content, gives it distinct advantages as a material for prosthetic IOLs used in cataract surgery. The selection of one style over the other is primarily based on the preference of the ophthalmologist. STAAR also sells aspheric IOLs made of silicone and Collamer, which use optical designs that produce a clearer image than traditional spherical lenses, especially in low light. For example, the STAAR nanoFLEX IOL is a single piece Collamer aspheric optic and can be delivered through a 2.2 mm micro-incision using STAAR’s nanoPOINT Injection System.

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

Sales of IOLs accounted for approximately 33% of our total sales in fiscal 2013, 41% of our total sales in fiscal 2012, and 44% of our total sales in fiscal 2011.

Other Surgical Products

We also sell other related instruments and devices that we manufacture or that are manufactured by others, but we have deemphasized these products in the past few years due to their relatively lower overall gross profit margins. For example, in 2012 we exited the surgical pack business. Sales of other surgical products accounted for approximately 5% of our total sales in fiscal 2013, 4% of our total sales in fiscal 2012, and 5% of our total sales in fiscal 2011.

Sources and Availability of Raw Materials

STAAR uses a wide range of raw materials in the production of its products. STAAR purchases most of the raw materials and components from external suppliers. Some of our raw materials are single-sourced due to regulatory constraints, cost effectiveness, availability, quality, and vendor reliability issues. Many of our components are standard parts or materials and are available from a variety of sources although we do not typically pursue regulatory and quality certification of multiple sources of supply. Due to the production capacity constraints with our third party supplier of acrylic IOLs, we are backlogged for those products. We continue to discuss increasing supply from our supplier while also seeking alternative suppliers.

Patents, Trademarks and Licenses

We strive to protect our investment in the research, development, manufacturing and marketing of our products through the use of patents, licenses, trademarks, copyrights, and trade secrets. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business. As of January 3, 2014, we owned approximately 79 United States and foreign patents and had approximately 11 patent applications pending. In addition, as of January 3, 2014, our Japanese subsidiary owned approximately 75 Japanese and foreign patents and had approximately 10 patent applications pending.

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

Our material patents generally fall within three areas of technology: (1) design of a posterior chamber phakic intraocular lens used to treat refractive errors of the eye (ICLs); (2) the Collamer lens material; and (3) lens delivery systems for folding intraocular lenses (injectors and cartridges, both stand-alone and preloaded, used with ICLs and IOLs).

STAAR has several patents covering design features that we believe are important to the safety and effectiveness of its ICLs, and that we believe would be necessary or desirable for any competing posterior chamber phakic IOL. These patents expire between 2014 and 2016. Collamer belongs to a family of materials known as collagen copolymers. Collagen copolymers are compounds formed by joining molecules of collagen derived from biological sources with synthetic monomer molecules. The patents that underlie the specific formulation and manufacturing methods for Collamer expire between 2014 and 2016, with the last blocking patent expiring in 2017. Over the past two years, we have filed patent applications covering new lens designs, and new lens delivery systems.

STAAR also owns numerous patents covering the technology of foldable lens delivery systems, including injectors, cartridges and preloaded injectors and their specific design features. This group of patents includes relatively recent patents with up to 10 years of life remaining. However, patents covering the more fundamental lens delivery technologies began expiring in 2013 and will continue in 2014.

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

A single customer, WooJeon Medical Co., Ltd., our Korean distributor, has accounted for more than 10% of our consolidated net revenue in each of the last three fiscal years. WooJeon generated the following amounts and percentages of revenue in those years:

Revenue Generated by WooJeon
Fiscal Year	Net Revenue ($, in thousands)	Net Revenue as Percentage of Consolidated Net Revenue
2013	$7,743	10.7%
2012	$6,713	10.5%
2011	$8,142	13.0%

Backlog

The dollar amount of STAAR’s backlog orders is not significant in relation to total annual sales. We generally keep sufficient inventory on hand to ship product when ordered.

The ICL is manufactured to address refractive prescriptions across a broad range of correction, resulting in a large number of Stock Keeping Units (SKUs). The challenge of maintaining inventory in all models can result in a backlog in customer orders. Backlog is not currently at a significant level in relation to our total annual sales. However, unexpectedly large orders for ICLs could increase our backlog. STAAR believes it has sufficient capacity to ramp up production levels to meet demand and that any backlogs will be temporary. However, delays in filling orders can result in lost sales if alternative refractive treatments are available to the patient. Because Toric ICLs treat an even greater variety of refractive errors and at times must be custom made for the patient, customers are accustomed to a special order procedure and do not expect immediate delivery of Toric ICLs from inventory.

Our pre-loaded single piece acrylic IOL has experienced backlogs due to manufacturing capacity constraints occurring at our third-party acrylic lens supplier. Although the supplier is working to resolve the issue, and plans to do so by the second half of fiscal year 2014, there is no guaranty of increased supply to us. While we continue to exploring alternatives, to date we have been unable to identify and validate an alternative supplier.

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

We believe our primary competition in selling the ICL to patients seeking surgery to correct refractive conditions lies not in similar products to the ICL, but in the much better known and widely available laser surgical procedures. Novartis (formerly Alcon), Abbott Medical Optics (formerly Advanced Medical Optics or AMO), and Valeant (formerly Bausch & Lomb or B&L) all market excimer lasers for corneal refractive surgery and promote their sales worldwide.

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

As with the refractive market, the global cataract market is highly concentrated, with the top three competitors (Novartis, Abbott and Valeant) combined accounting for approximately 70% of total market revenue, according to internal estimates and a 2013 report by Market Scope, LLC, a publisher of ophthalmic industry analysis.

Regulatory Matters

Nearly all countries where we sell our products have regulations requiring premarket clearance or approval of medical devices. Various federal, state, local and foreign laws also apply to our operations, including, among other things, working conditions, laboratory, clinical, and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances.

The requirements for clearance or approval to market medical products vary widely by country. The requirements range from minimal requirements to requirements comparable to those established by the U.S. Food and Drug Administration (FDA). For example, many countries in South America and the Middle East have minimal regulatory requirements, while many others, such as Japan, have requirements of similarly stringency to those of the FDA. Obtaining clearance or approval to distribute medical products is costly and time-consuming in virtually all of the major markets where we sell medical devices. We cannot give any assurance that any new medical devices we develop will be cleared or approved in a timely or cost-effective manner, if at all. The regulatory requirements in our most important current markets, the U.S., Europe and Japan, are discussed below.

Regulatory Requirements in the United States.

Under the federal Food, Drug & Cosmetic Act, as amended (the Act), the FDA has the authority to regulate, among other things, the design, development, manufacturing, preclinical and clinical testing, labeling, product safety, marketing, sales, distribution, pre-market clearance and approval, recordkeeping, reporting, advertising, promotion, post-market surveillance, and import and export of medical devices.

Most of our products are medical devices intended for human use within the meaning of the Act and, therefore, are subject to FDA regulation.

Each medical device we seek to commercially distribute in the United States must first receive clearance to market under a notification submitted pursuant to Section 510(k) of the Act, known as the 510(k) premarket notification, or pre-market approval (PMA) from the FDA, unless specifically exempted by the agency. The FDA classifies all medical devices into one of three classes. The FDA establishes procedures for compliance based upon the device’s classification as Class I (general controls, such as establishment registration and device listing with FDA, labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval (PMA) required before commercial marketing). Devices deemed to pose lower risk are categorized as either Class I or II, which require the manufacturer to submit to the FDA a 510(k) pre-market notification requesting clearance of the device for commercial distribution in the United States. Some low risk devices are exempt from this requirement. Class III devices are deemed by the FDA to pose the greatest risk and are the most extensively regulated. These devices include life-supporting, life sustaining, or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device. The effect of assigning a device to Class III is to require each manufacturer to submit to the FDA a PMA that includes information on the safety and effectiveness of the device. The FDA reviews device applications and notifications through its Office of Device Evaluation, or “ODE.”

510(k) Clearance. Our lens injector systems are Class I devices subject to the 510(k) pre-market review and clearance process. A medical device that is substantially equivalent to either a previously-cleared medical device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA, or is a device that has been reclassified from Class III to either Class II or I may be eligible for the FDA’s 510(k) pre-market notification process. FDA clearance under Section 510(k) of the Act does not imply that the safety, reliability and effectiveness of the medical device has been approved or validated by the FDA. The review period and FDA determination as to substantial equivalence generally takes from three to twelve months from the date the application is submitted and filed. However, the process may take significantly longer, and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information including clinical data, which may significantly prolong the review process.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make its own initial determination as to whether a change meets this threshold. However, the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing or recall the modified device until 510(k) clearance or a PMA is obtained. We have modified aspects of some of our devices since receiving 510(k) clearance, and have determined that no new clearance or approval was required. If the FDA requires us to seek 510(k) clearance or pre-market approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

The FDA is currently considering proposals to reform its 510(k) marketing clearance process and such proposals could include increased requirements for clinical data and a longer review period. In response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the 510(k) program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of the Food and Drug Administration Safety and Innovation Act (FDASIA), Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulations both pre- and post-approval. We cannot predict which of the 510(k) marketing clearance reforms currently being discussed and/or proposed might be enacted, finalized or implemented by the FDA and whether the FDA will propose additional modifications to the regulations governing medical devices in the future. Any such modification could have a material adverse effect on our ability to commercialize our products.

Premarket Approval. Our IOLs, ICLs, and AquaFlow Devices are Class III devices subject to the PMA approval process. When 510(k) clearance is not available, the more rigorous PMA process requires us to demonstrate independently that the new medical device is safe and effective for its intended use. A PMA must be supported by, among other things, extensive technical, pre-clinical, clinical testing, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During the review period, the FDA may request additional information or clarification of information already provided. In addition to its own review, the FDA may organize an independent advisory panel of experts to review the PMA whenever a device is the first of its kind or the FDA otherwise determines panel review is warranted. The FDA holds panels on a regular basis, but the need to schedule panel review usually adds some weeks or months to the review process. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System Regulation (QSR) which imposes elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval.

If a manufacturer plans to make significant modifications to the manufacturing process, labeling, or design of an approved PMA device, the manufacturer must submit an application called a “PMA Supplement” regarding the change. The FDA generally reviews PMA Supplements on a 180-day agency timetable, which may be extended if significant questions arise in review of the supplement. A manufacturer may implement certain changes prior to the FDA’s review of the PMA Supplement. The FDA designates some PMA Supplements as “panel track” supplements, which means that the agency believes review by an advisory panel may be warranted. Designation as a panel-track supplement does not necessarily mean that panel review will actually occur.

Clinical or Market Trials. A clinical trial is typically required to support a PMA application and is sometimes required for a 510(k) pre-market notification. Clinical trials generally require submission of an application for an Investigational Device Exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA as well as the appropriate institutional review boards (IRBs) at the clinical or market trial sites, and the informed consent of the patients participating in the clinical trial is obtained. After a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. Any trials we conduct in the U.S. must be conducted in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy. Moreover, the results of a clinical trial may not be sufficient to obtain clearance or approval of the product.

Oversight of compliance with quality, medical device reporting and other regulations. Both before and after we receive pre-market clearance or approval and release a product commercially, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with the FDA’s quality system regulations and requirements, such as restrictions on advertising and promotion. The Good Manufacturing Practice (GMP) regulations for medical devices known as the QSR, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use.

 The FDA’s Bioresearch Monitoring Program (BIMO), reviews our activities as a sponsor of clinical research. BIMO conducts facilities inspections as part of a program designed to ensure that data and information contained in requests for IDEs, PMA applications and 510(k) submissions are scientifically valid and accurate. Another objective of the program is to ensure that human subjects are protected from undue hazard or risk during the course of scientific investigations.

If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risk or substantial harm to public health, order a recall, repair, replacement, or refund of the devices, detain or seize adulterated or misbranded medical devices, or ban the medical devices.  The FDA may also issue warning letters or untitled letters, refuse our request for 510(k) clearance or PMA approval, revoke existing 510(k) clearances or PMA approvals previously granted, impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us.  The FDA may also recommend prosecution to the Department of Justice.  For example, in 2007 we received a warning letter following a BIMO inspection that identified negative inspectional observations.  Prior to the inspection and the warning letter, we submitted a PMA supplement for the TICL to the FDA on April 28, 2006, which the agency designated as a panel-track supplement.  In August 2007, following negative inspectional observations and the Warning Letter the FDA Office of Device Evaluation placed an integrity hold on our TICL application.  Over a two-year period we took a number of corrective actions to address BIMO’s concerns and to remove the integrity hold, including engaging an independent third party to conduct a 100% audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application.  On July 21, 2009, the FDA notified us that as a result of our corrective actions the FDA had removed the integrity hold on the application for approval of the TICL, and would resume its consideration of the application.  During August and September 2009, we and the FDA resolved a number of questions related to the TICL supplement in an interactive process.  On February 3, 2010, we received a letter of deficiency from the FDA outlining additional questions.  On August 2, 2010, we responded to the FDA’s deficiency letter.  After that response, we were in dialogue with the agency, working interactively to resolve a series of follow-up questions.  On April 22, 2011, we responded to the questions from the agency, which concerned the basis for an increase in the number of reported patient follow-up visits following the independent third party audit of the clinical data, and have responded to additional follow-up questions after that date.  On November 29, 2011, we received a letter of deficiency from the FDA further questioning the clinical data, specifically the inclusion of patient data that was obtained outside the study windows, requesting additional information on the lens design and a validation report for the Toric ICL power calculation software.  After further interactions with the FDA throughout 2012, on November 15, 2012, we submitted (1) clinical data showing no statistical difference in the clinical outcomes with or without the patient data that was obtained outside the study windows, (2) engineering data regarding the lens design, and (3) a validation report for the Toric ICL power calculation software.    The FDA has organized an advisory panel meeting to review the PMA supplement, which is scheduled for March 14, 2014.  We cannot predict when, or if, the FDA may grant approval of the Toric ICL.

Our ability to continue our U.S. business depends on the continuous improvement of our quality systems and our ability to demonstrate compliance with FDA regulations. Accordingly, our management expects to continue to devote significant resources and attention to those efforts for the foreseeable future.

Healthcare Fraud and Abuse Laws and Regulations

Even though we do not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We are subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•	the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal physician sunshine requirements under the Health Care Reform Law, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, which may differ from each other and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the recently enacted Health Care Reform Law, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, our reputation and our financial results.

Regulatory Requirements outside the United States.

CE Marking. In the European Economic Area (EEA), which is comprised of the 28 Member States of the European Union plus Norway, Iceland, and Liechtenstein, medical devices must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with the essential requirements of the EU Medical Device Directive is a prerequisite to be able to affix a Conformité Européenne Mark (CE Mark), without which medical devices cannot be marketed or sold in the EEA. To demonstrate compliance with the essential requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification.

The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” Notified Bodies are a group of private quality-monitoring organizations that are accredited to review medical devices and to monitor quality systems and adverse event reporting. The independent Notified Bodies perform, on a privatized basis, functions similar to the FDA in the U.S. and the PMDA in Japan. Our facilities in the U.S., Japan and Switzerland are all subject to regular inspection by a designated Notified Body. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices, and a number of countries outside of Europe permit importation of devices bearing the CE Mark.

We have affixed the CE Mark to all of our principal products including ICL and TICL products, IOLs, injector systems and our AquaFlow Device.

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

Third Party Coverage and Reimbursement

Health care providers generally rely on third-party payers, including governmental payers such as Medicare and Medicaid, private insurance plans and workers’ compensation plans, to cover and reimburse the cost of medical devices and related services.  These third-party payers may deny coverage or reimbursement for a medical device if they determine that the product or procedure using the product was not medically appropriate or necessary and are increasingly challenging the price of medical devices and services.

Our ICL products generally are not covered by third-party payers, and patients incur out-of-pocket costs for these products and related procedures using our products.  Our IOL products used in cataract procedures generally are covered by third-party payers, including Medicare, in whole or in part depending upon a variety of factors, including the specific product used and geographic location where the procedure using the covered product is performed.  The market for some of our IOL products therefore is influenced by third-party payers’ policies.

In the United States, the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, sets coverage and reimbursement policies for the Medicare program.  CMS may modify its coverage and reimbursement policies related to IOLs, including our IOLs, as well as cataract procedures using IOLs, at any time.  Since the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, there have been an increasing number of legislative initiatives in the United States to contain health care coverage and reimbursement by governmental and other payers.  These new laws, as well as future laws that may be enacted, may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and thus, our financial operations.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted cost containment initiatives similar to those in the United States.  For example, price reductions have been mandated in several European countries, including Germany, Italy and Spain.  There can be no assurance that third-party coverage and reimbursement will be available or adequate, or that such policies or any future legislation or regulation will not adversely affect the demand for our IOLs or our ability to sell these products at the prices they want.

Research and Development

We focus on furthering technological advancements in the ophthalmic products industry through the development of innovative premium ophthalmic products (lenses and delivery systems there for), materials and designs. We maintain active internal research and development programs, which also include clinical activities and regulatory affairs and are comprised of approximately 26 employees. In order to achieve our business objectives, we will continue our investment in research and development.

During the last few years STAAR has regularly introduced new products from its pipeline of research and development projects. For example, during 2013 we began introducing the nanoFLEX Toric Collamer IOL in selected countries that accept the CE Mark. During 2012, we introduced the KS-SP Preloaded Hydrophobic Acrylic Injector System in Japan and limited markets in Europe. During 2011, we introduced the ICL V4c with CentraFLOW technology in Europe and other territories that recognize the CE Mark, and launched the Toric ICL in Japan. During 2010, we introduced the nanoPOINT 2.0 microincision injector for the ICL and launched an expanded range of ICL products in countries that accept the CE Mark.

During 2014, our goal is to continue our focus on research and development in the following areas:

•	Enhancements to the ICL that may simplify the procedure and further improve its efficacy;

•	Development of preloaded injector systems for Collamer ICLs and IOLs;

•	Development of a global hydrophobic acrylic IOL platform; and

•	Development of presbyopia-correcting IOLs and ICLs.

Research and development expenses were approximately $6.7 million, $6.4 million, and $5.9 million for our 2013, 2012, and 2011 fiscal years, respectively. We expect to invest approximately 9-10% of sales for research and development in 2014.

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

Employees

As of March 1, 2014, we employed approximately 335 persons.

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

crystalline lens – the natural lens that is present in the eye at birth, which is a clear structure, located behind the iris that changes shape to focus light onto the retina.

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

Risks Related to Our Business

We compete with much larger companies.

Our competitors, including Novartis (formerly Alcon), Abbott (formerly Advanced Medical Optics, or AMO) and Valeant (formerly Bausch & Lomb) have much greater financial resources than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, make it difficult for us to compete. In the past, we have lost significant market share in IOL sales to some of our competitors.

FDA compliance issues have delayed approvals and we expect to devote significant resources to maintaining compliance in the future.

The FDA’s Center for Devices and Radiological Health regularly inspects our facilities to determine whether we are in compliance with the FDA Quality System Regulation, which governs such things as manufacturing practices, validation, testing, quality control, product labeling and complaint handling, and in compliance with FDA Medical Device Reporting regulations and other FDA regulations. The FDA also regularly inspects for compliance with regulations governing advertising and promotional activities as well as clinical investigations.

While we believe that we are substantially in compliance with the FDA’s Quality System Regulations, past quality system deficiencies observed at certain of our facilities have led to FDA Warning Letters and delays in product approvals until we resolved agency concerns. For example, in 2007, we received a Warning Letter identifying deficiencies in clinical study procedures, practices and documentation related to the Toric ICL, or TICL. As a result, the FDA placed an integrity hold on the TICL PMA supplement application in August 2007, which was lifted in July 2009. However, the PMA supplement remains pending, with an FDA advisory panel scheduled on March 14, 2014, and we cannot provide any assurance that we will ultimately obtain approval.

Our ability to continue our U.S. business depends on the continuous improvement of our quality systems and constant vigilance in our compliance with FDA regulations. Accordingly, our management expects to continue to devote significant resources and attention to those efforts for the foreseeable future. We cannot ensure that our efforts will be successful. Any failure to demonstrate substantial compliance with FDA regulations can result in enforcement actions that terminate, suspend or severely restrict our ability to continue manufacturing and selling medical devices. Please see the related risks discussed under the headings “—We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products” and “—We are subject to federal and state regulatory investigations.”

FDA approval of the Visian Toric ICL, which could have a significant U.S. market, has been considerably delayed.

An important part of our ICL product portfolio is the TICL, a variant of the ICL that corrects both astigmatism and myopia in a single lens and that has been marketed outside the U.S. since 2001. We believe the TICL has a significant potential market in the U.S. and could accelerate growth of the overall refractive product line. We submitted a supplemental PMA for the TICL in April 2006, which remains subject to FDA review and a number of pending questions under discussion with the agency. Without the Toric ICL, the ICL product line is not likely to reach its full market potential in the U.S. The FDA has organized an advisory panel meeting to review the PMA supplement, which is scheduled for March 14, 2014. We cannot predict the results of the advisory panel or when, or if, the FDA may grant approval of the Toric ICL.

The global nature of our business may result in fluctuations and declines in our sales and profits.

The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. Year over year fluctuations in the exchange rate between the Japanese yen and the U.S. dollar had a $3.8 million impact on Japanese yen translated sales for the fiscal year ended January 3, 2014. In addition, we are exposed to transaction risk because some of our sales and expenses are incurred in a currency different from the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss Franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. As manufacturing has shifted from Japan to the U.S. there will be increased foreign currency exposure to the Japanese yen. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions.

Economic, social and political conditions, laws, practices and local customs vary widely among the countries in which we sell our products. Our operations outside of the U.S. face a number of risks and potential costs, enjoy less stringent protection of intellectual property and face economic, political and social uncertainty in some countries, especially in emerging markets. Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. For example, sales in certain Asian and developing markets may result in lower margins and higher exposure to intellectual property infringement or counterfeits. We price some of our products in U.S. dollars, and as a result changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation in emerging markets also makes our products more expensive there and increases the credit risks to which we are exposed.

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

During 2011, we achieved net income from continuing operations after reporting losses for more than ten years. For 2012, we reported a loss from continuing operations on a GAAP basis. For 2013, we reported income from continuing operations. Our future profitability is challenged by the competitive nature of our industry and the other risks to our business detailed herein. We have an accumulated deficit of $132.1 million as of January 3, 2014.

We rely and depend on independent distributors in international markets.

Except for the U.S., Canada, Japan, and Spain, we sell our products through independent distributors who generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose customers who have been dealing with that distributor. Because we do not have local staff in most of the areas covered by independent distributors, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors that are beyond our control could result in flat or declining sales in that territory, harm to the reputation of our company or its products, or legal liability. For example, in 2012, sales to our independent distributor in Korea, our largest market, declined by 18% compared to 2011, but in 2013 increased by 15% over 2012.

The success of our international operations depends on our successfully managing our foreign subsidiaries.

We conduct most of our international business through wholly owned subsidiaries. Managing distant subsidiaries and fully integrating them into our business is challenging. While we seek to integrate our foreign subsidiaries fully into our operations, direct supervision of every aspect of the subsidiaries’ operations is impossible, and as a result we rely on the local managers and staff of these subsidiaries. Cultural factors, language differences and the local legal climate can result in misunderstandings among internationally dispersed personnel, and increase the risk of failing to meet U.S. and foreign legal requirements, including with respect to the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act (FCPA). The risk that unauthorized conduct may go undetected will always be greater in foreign subsidiaries.

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

Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Laser refractive surgery experienced a significant decrease in demand globally with the recession that began in mid-2008, and has not fully recovered. While ICL sales have continued to grow globally, we believe that negative economic conditions have slowed growth, especially in the U.S. Economic stagnation, lack of consumer confidence or new recessions in any of our key markets, including but not limited to Korea, China, Japan, or Spain, could further slow ICL sales growth or, if severe, cause declines in sales. Because the ICL is our fastest growing and highest gross margin product, restricted growth or a decline in its sales could materially harm our business.

Negative publicity concerning complications of laser eye surgery could reduce the demand for our refractive products as well.

Negative publicity about laser eye surgery has appeared in several refractive surgery markets. In February 2012, it was widely reported throughout the Asia Pacific region that Dr. Ray Tsai, a prominent ophthalmologist in Taiwan questioned the safety of LASIK surgery, and would no longer perform the procedure. The resulting publicity broadened public awareness of the potential complications of refractive surgery and potential patient dissatisfaction, in particular as a result of LASIK and other corneal laser-based procedures. We believe this negative publicity decreased patient interest in the Asia Pacific region in LASIK as well as all other refractive procedures. Depending on the nature and severity of future negative publicity about refractive surgery, the growth of ICL sales could be limited or sales could decline as a result. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome. On April 25, 2008, the FDA Ophthalmic Devices Panel held a public meeting to discuss reports of medical complications and customer satisfaction following refractive surgery. In October 2009 the FDA, in collaboration with the National Eye Institute and the U.S. Department of Defense, began a major study on the quality of life for patients after LASIK surgery, which is ongoing. The results of this study could amplify concerns about complications of laser refractive surgery. While these concerns could encourage patients and doctors to select the ICL as an alternative, they could also decrease patient interest in all refractive surgery, including ICL.

We may not realize the expected benefits of our manufacturing consolidation project and tax strategies.

Since 2011 we have invested significant resources in a manufacturing consolidation project and a tax strategy initiative, and we have invested nearly $6 million dollars to complete the projects. The goal of these projects is to increase profit margins by improving manufacturing efficiency, simplifying administrative and regulatory functions, and reducing tax liabilities. We cannot assure that we will achieve the expected benefits of these initiatives. Among other things, costs could exceed current estimates, product manufacturing transfers could be affected by delays or cause supply interruptions, changes in tax laws could reduce or eliminate expected benefits of some of our tax strategies, tax authorities may challenge our tax strategy, or future profit margins could be affected by a variety of factors unrelated to our level of manufacturing efficiency. In June 2013, we completed transferring IOL manufacturing from Japan to our Monrovia, California facility. We expect to complete transferring ICL manufacturing from Switzerland to our Monrovia, California facility by the end of the second quarter of 2014. Completion of the consolidation plans in 2014 of our Swiss facility may be delayed, though not currently expected, and this could result in disruption to our business and delays in our use of tax loss carry forwards, which would adversely affect our results.

Our manufacturing consolidation plan exposes us to risk.

Transferring the manufacturing of medical devices is more expensive, time-consuming and riskier than similar transfers in less regulated industries. In our major markets, regulatory approval to sell our products is generally limited to the current manufacturing site, and changing the site will require applications to and approval from regulatory bodies prior to commercialization. To satisfy our own quality standards as well as regulations, we must follow strict protocols to confirm that products made at a new site are equivalent to those made at the currently approved site. Even minor changes in equipment, supplies or processes require validation. While we have placed a priority on maintaining the continuity and quality of our product supply, including increasing our inventory as safety stock during the consolidation, unanticipated delays or difficulties in the transfer process could interrupt our supply of products. Any sustained interruption in supply could cause us to lose market share and harm our business. In addition, after we complete our consolidation plan, we will no longer have an alternative source of supply for the products we manufacture (for example, Collamer and silicone IOLs, Collamer ICLs and delivery systems) in the event of an earthquake or other event that disrupts our manufacturing activities in California. We have described our manufacturing consolidation initiative and provided an update to our progress in the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Other Highlights—Manufacturing Consolidation Project and Tax Strategy” section of this Report.

Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.

The loss of a material supplier could significantly disrupt our business. In some cases, we obtain components used in certain of our products from single sources. We and our third-party manufacturers and suppliers are required to comply with the FDA’s QSR, which covers the methods and documentation of the design, testing production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our products. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA's QSR or other applicable laws, obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which we could lose sales.

Our sources of supply for raw materials may be threatened by shortages and other market forces, by natural disasters, by the supplier’s failure to maintain adequate quality or a recall initiated by the supplier. Even when substitute suppliers are available, the need to certify the substitute supplier’s regulatory compliance and the quality standards of the replacement material could significantly delay production and materially reduce our sales. We mitigate this risk by maintaining adequate inventory of raw materials when practical and identifying secondary suppliers, but we cannot entirely eliminate the risk. For example, the failure of one of our suppliers could be the result of an unforeseen industry-wide problem, or the failure of our supplier could create an industry-wide shortage affecting secondary suppliers as well.

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

Further, any failure by us to forecast demand for, or to maintain an adequate supply of the raw material and finished product could result in an interruption in the supply of certain products and a decline in the sale of that product. The manufacturing process to create the raw material necessary to produce some of our products is technically complex and requires significant lead-time. If our suppliers are unable to meet our manufacturing requirements, we may not be able to produce a sufficient amount of materials or products in a timely manner, which could cause a decline in our sales. For example, our supply of acrylic lenses from a third party supplier is limited by their manufacturing capacity constraints, which will continue to result in backlog in demand. Delays in filling orders (for example, if this supplier remains unable to meet our demand for acrylic lenses and we are unable to secure an alternative supply) can result in lost sales if alternative lenses are available to the patient. If we are unable to ramp up production to meet increased demand we may not achieve our growth targets.

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

We have accumulated approximately $121.7 million of U.S. federal tax net operating loss carryforwards as of January 3, 2014, which can be used to offset taxable income in future quarters if our U.S. operations become profitable. If unused, these tax loss carryforwards will begin to expire between 2017 and 2032. Currently, when we generate profits on a consolidated basis, those profits are generated outside the U.S. and are subject to income taxes that we cannot offset with U.S. loss carryforwards. As part of our global consolidation strategy we expect to increase our profits enabling us to begin utilizing our tax loss carryforwards in the U.S., but unexpected changes in tax laws or delays and complications in our consolidation efforts could prevent us from realizing the benefits of this tax strategy. Moreover, under the current tax laws, if we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of these tax loss carryforwards even if our U.S. operations generate significant profits.

We are subject to international tax laws that could affect our financial results.

We conduct international operations through our subsidiaries. Tax laws affecting international operations are highly complex and subject to change. Our payment of income tax in the different countries where we operate depends in part on internal settlement prices and administrative charges among STAAR and our subsidiaries. These arrangements require judgments by us and are subject to risk that tax authorities will disagree with those judgments and impose additional taxes, penalties or interest on us. In addition, transactions that we have arranged in light of current tax rules could have unforeseeable negative consequences if tax rules change.

We have only limited working capital and limited access to financing.

We began generating cash from operations in 2009 after six consecutive years when our cash requirements exceeded the level of cash generated by operations. We may not be able to sustain positive cash flow, and unexpected cash needs could exceed the amount of cash we generate. While we believe our capital resources and funds generated by operations are sufficient to operate our business and satisfy our obligations, if unexpected events increase our expenses or harm the performance of our business we may need to seek additional financing. We may also be presented with opportunities to expand our business that require additional financing. Should we need additional working capital, our ability to raise financing through sales of equity securities depends on general market conditions and the demand for our common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales our existing stockholders could experience substantial dilution. Because of our history of losses, we may also have difficulty obtaining debt financing on acceptable terms or renewing existing debt facilities. An inability to secure additional financing if it is needed in the future could require us to forego opportunities for expansion, reduce existing operations, or even jeopardize our ability to continue operations.

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

Because most of our products have single manufacturing site approvals, if we suffer loss to our facilities due to catastrophe, or if any of our manufacturing sites fail to be in compliance with these approvals, our operations could be seriously harmed.

We depend on the continuing operation of our manufacturing facilities in California and Switzerland, which have little redundancy or overlap among their activities as most of our products are approved for manufacturing only at one of these sites. Our facilities could suffer catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters and we would need to obtain additional regulatory approvals in order to manufacture our product at any second manufacturing site. Our California and Japanese facilities are in areas where earthquakes could cause catastrophic loss. If any of these facilities were to experience a catastrophic loss, or if one of our manufacturing facilities is found not to be in compliance with regulatory requirements, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility, as well as lost customers or sales. We plan to complete the consolidation of our Swiss manufacturing in to our Monrovia, California facility in 2014, which will increase our exposure to a disaster that occurs in that area. Our insurance for property damage and business interruption may not be sufficient to cover any particular loss. We do not carry insurance or reserve funds for interruptions or potential losses arising from earthquakes or terrorism.

Our defined benefit pension plans are currently underfunded and we may be subject to significant increases in pension benefit obligations under those pension plans.

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries, which we refer to as the Swiss Plan and the Japan Plan, respectively. Both plans are underfunded and may require significant cash payments. During 2013, we contributed $239,000 to our Swiss Plan, and although we did not contribute to our Japan Plan, we made benefit payments of $123,000.

Beginning October 1, 2009, as part of the Amendment of the Japan Plan discussed in Note 10 to the consolidated financial statements included in this report, STAAR Japan has maintained and administered the Japan Plan, including paying the pension benefits as they are due solely from its operating cashflows. STAAR Japan is not required to make any contributions to the Japan Plan in order to meet future pension benefit obligations, and does not expect to do so. As a result, STAAR Japan has no plan assets now and does not expect to have any in the future.

We determine our pension benefit obligations and funding status using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, as applicable, any of which could prove to be different than projected. If the investment performance does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more than we currently expect and increase our future pension benefit obligations to be funded from our operations.

Our pension plans in the aggregate are underfunded by approximately $2.6 million ($1.0 million for the Japan Plan and $1.6 million for the Swiss Plan) as of January 3, 2014.

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

The accounting rules applicable to public companies like us are subject to frequent revision. Future changes in accounting standards could require us to change the way we calculate income, expense or balance sheet data, which could significantly change our reported results of operations or financial condition.

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

The increased use of social media platforms and mobile technologies presents new risks and challenges.

New technologies are increasingly used to communicate about our products and the health conditions they are intended to treat. The use of these media requires specific attention and monitoring. For example, patients may use these channels to comment on the effectiveness of a product and to report an alleged adverse event. Negative posts or comments about us or our business on any social networking web site could harm our reputation. In addition, our employees may use the social media tools and mobile technologies inappropriately, which may give rise to liability, or which could lead to the exposure of sensitive information. In either case, such uses of social media and mobile technologies could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Ophthalmic Products Industry

If we recall a product, the cost and damage to our reputation could harm our business.

Medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. From time to time defects or technical flaws in medical devices may not come to light until after the products are sold or consigned. In those circumstances, like others in our industry, we may, on our own initiative, initiate actions, including a non-reportable market withdrawal or a reportable product recall, for the purpose of correcting a material deficiency, improving device performance, or other reasons. In addition, the FDA and similar foreign health or governmental agencies have the authority to require an involuntary recall of commercialized products in the event of material deficiencies or defects in design, manufacturing or labeling or in the event that a product poses an unacceptable risk to health. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death.

We have voluntarily recalled our products and similar recalls could take place again. We may also be subject to recalls initiated by manufacturers of products we distribute. We believe that in recent years we have been less affected by recalls than most of our U.S. competitors, but cannot eliminate the risk of a material recall in the future. Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, and the damage to our reputation, could cause professionals to discontinue using our products.

Companies are required to maintain certain records of actions, even if they determine such actions are not reportable to the FDA. If we determine that certain actions do not require notification of the FDA, the FDA may disagree with our determinations and require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted or failing to timely report or initiate a reportable product action. Moreover, depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines.

If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. We anticipate that in the future we will experience events that would require reporting to the FDA pursuant to the MDR regulations. Any adverse event involving our products could result in future voluntary corrective actions, such as product actions or customer notifications, or agency actions, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

The decision to file an MDR involves a judgment by us as the manufacturer. We have made decisions that certain types of events are not reportable under the MDR regulations; however, there can be no assurance that the FDA will agree with our decisions. If we fail to report MDRs to the FDA within the required timeframes, or at all, or if the FDA disagrees with any of our determinations regarding the report ability of certain events, the FDA could take enforcement actions against us, which could have an adverse impact on our reputation and financial results.

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

We spent about 9.3% of our sales on research and development during the fiscal year ended January 3, 2014, and we expect to spend similar amounts for this purpose in future periods. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. Any of the products currently under development may fail to become commercially successful.

Changes in coverage and reimbursement for our products by third-party payers and the new Medical Device Tax could reduce sales of our products or make them less profitable.

Certain of our products, such as our IOLs, are used in procedures that are typically covered by health insurance, HMO plans, Medicare, Medicaid, or other governmental sponsored programs both in and outside the U.S. Third-party payers in both government and the private sector continue to seek to manage costs by restricting the types of procedures they cover to those viewed as most cost-effective and by capping or reducing reimbursement rates. Whether they limit reimbursement rates for our products or limit the surgical fees for a procedure that uses our products, these policies can reduce the sales volume of our covered products, their selling prices or both. Future cost cutting initiatives could result in unexpected reductions in the reimbursement rates for IOLs and related products.

In some countries government insurers have sought to control costs by limiting the total number of procedures they will reimburse. In the U.S. the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, is expected to significantly change the system of public and private health care reimbursement. The Health Care Reform Law includes, among other things, a 2.3% excise tax on medical devices sold in the U.S., which applies to sales of our IOLs. In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.

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

We are regulated by regional, national, state and local agencies. In the U.S. our regulators include the FDA, the Department of Justice, the Federal Trade Commission, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Centers for Medicare & Medicaid Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we manufacture or distribute products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern the research, development, manufacturing and commercial activities relating to medical devices, including their pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.

We are subject to similar regulatory regimes in other key regions of Europe and Asia, in particular Japan. Regulations worldwide are becoming more stringent. We have described in detail the regulations governing approval of medical devices and their manufacturing in the “Item 1. Business–Regulatory Matters” section of this Annual Report. We are also subject to government regulation over the prices we charge and any rebates we may offer to customers. Complying with government regulation substantially increases the cost of developing, manufacturing and selling our products.

Competing in the ophthalmic products industry requires us to introduce new or improved products and processes continuously, and to submit these to the FDA and other regulatory bodies for clearance or approval. Obtaining clearance or approval can be a long and expensive process, and clearance or approval is never certain. For example, the FDA or another country’s regulatory agency, could require us to conduct an additional clinical trial prior to granting clearance or approval of a product and such clinical trial could take a long time and have substantial expense. In addition, our operations are subject to periodic inspection by the FDA and international regulators. An unfavorable outcome in an FDA inspection may result in the FDA ordering changes in our business practices or taking other enforcement action, which could be costly and severely harm our business.

Our new products could take a significantly longer time than we expect to gain regulatory clearance or approval and may never gain clearance or approval. The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•	the manufacturing process or facilities we use may not meet applicable requirements.

If a regulatory authority delays approval of a potentially significant product, the potential sales of the product and its value to us can be substantially reduced. Even if the FDA or another regulatory agency clears or approves a product, the clearance or approval may limit the indicated uses of the product, or may otherwise limit our ability to promote, sell and distribute the product, or may require post-marketing studies. If we cannot obtain timely regulatory clearance or approval of our new products, or if the clearance or approval is too narrow, we will not be able to market these products, which would eliminate or reduce our potential sales and earnings.

In addition, the FDA and other regulatory authorities may change their clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared products on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of FDASIA, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-approval.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances or approvals, withdrawals or suspensions of current clearances or approvals resulting in prohibitions on sales of our products, and criminal penalties. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition.

Modifications to our products may require new 510(k) clearances or PMA approvals, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or pre-market approvals are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. Specifically, on July 9, 2012, FDASIA was enacted, which, among other requirements, obligates the FDA to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. After submitting this report, the FDA is expected to issue revised guidance to assist device manufacturers in making this determination. Until then, manufacturers may continue to adhere to the FDA’s 1997 Guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device, but the practical impact of the FDA’s continuing scrutiny of these issues remains unclear.

Laws pertaining to healthcare fraud and abuse could materially adversely affect our business, financial condition and results of operations.

We are subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws and false claims laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly, if the physicians or other providers or entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial condition and results of operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. These laws and regulations act to limit our marketing practices, require the dedication of resources to ensure compliance, and expose us to additional liabilities.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians. The Health Care Reform Law imposed new reporting requirements on device manufacturers for payments made by them and in some cases, their distributors, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, commonly known as the Physician Payment Sunshine Act. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Device manufacturers were required to begin collecting data on August 1, 2013 and must submit reports to CMS by March 31, 2014, and by the 90th day of each subsequent calendar year.

Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements.

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

From time to time we are subject to formal and informal inquiries by regulatory agencies, which could lead to investigations or enforcement actions. Even when an inquiry results in no evidence of wrongdoing, is inconclusive or is otherwise not pursued, the agency generally is not required to notify us of its findings and may not inform us that the inquiry has been terminated.

As required by the Sarbanes-Oxley Act of 2002, we maintain a hotline for employees to report any violation of laws, regulations or company policies anonymously, which is intended to permit us to identify and remedy improper conduct. Nevertheless, present or former employees may elect to bring complaints to regulators and enforcement agencies. The relevant agency will generally be obligated to investigate such complaints to assess their validity and obtain evidence of any violation that may have occurred. In response to reports that our policies or applicable laws or regulations have been violated, we may find it necessary to conduct our own internal investigations, which may be extensive. Even without a finding of misconduct, negative publicity about investigations or allegations of misconduct could harm our reputation with professionals and the market for our common stock. Responding to investigations or conducting internal investigations can be costly, time-consuming and disruptive to our business.

Strikes, slow-downs or other job actions by doctors can reduce sales of cataract-related products.

In many countries where we sell our products, doctors, including ophthalmologists, are employees of the government, government-sponsored enterprises or large health maintenance organizations. In the past, employed doctors who object to salary limitations, working rules, reimbursement policies or other conditions have sought redress through strikes, slow-downs and other job actions. These actions often result in the deferral of non-essential procedures, such as cataract surgeries, which affects sales of our products. Depending on the importance of the affected region to our business, the length of the action and its pervasiveness, job actions by doctors can materially reduce our sales and earnings.

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

Most of our products are covered by patents that, if valid, give us a degree of market exclusivity during the term of the patent. We have also earned revenue in the past by licensing some of our patented technology to other ophthalmic companies. Generally, the legal life of a patent in the U.S. is 20 years from application. When our patents covering our products expire, some of which will expire this year, our competitors may introduce products using the same technology. As a result of this possible increase in competition, we may need to reduce our prices to maintain sales of our products, which would make them less profitable. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

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

Our Certificate of Incorporation empowers the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. These provisions give the Board of Directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock. Our bylaws contain other provisions that could have an anti-takeover effect, including the following:

•	stockholders have limited ability to remove directors;

•	stockholders cannot act by written consent;

•	stockholders cannot call a special meeting of stockholders;

•	the above limitations on stockholder action can be changed only by a 66-2/3% supermajority vote of stockholders; and

•	stockholders must give advance notice to nominate directors or propose other business.

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

Our Board of Directors could issue additional shares of common or preferred stock to raise additional capital or for other corporate purposes without stockholder approval. In addition, the Board of Directors could designate and sell a class of preferred stock with preferential rights over the common stock with respect to dividends or other distributions. Also, we have filed a universal “shelf registration statement” with the Securities and Exchange Commission. The shelf registration statement covers the future public offering and sale of up to $200 million in equity or debt securities or any combination of such securities. While we currently have no plans to issue any securities under the shelf registration, sales of common or preferred stock under the shelf registration or in other transactions could dilute the interest of existing stockholders and reduce the market price of our common stock. Even in the absence of such sales, the perception among investors that additional sales of equity securities may take place could reduce the market price of our common stock.

The market price of our common stock is likely to be volatile.

Our stock price has fluctuated widely. The closing price of our common stock ranged from $5.20 to $16.23 per share during the year ended January 3, 2014. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our common stock.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have not paid any cash dividends on our common stock since our inception. We currently expect to retain any earnings for use to further develop our business, and do not expect to declare cash dividends on our common stock in the foreseeable future. The declaration and payment of any such dividends in the future depends upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors, and may be restricted by future agreements with lenders. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our operations are conducted in leased facilities throughout the world. Our executive offices, manufacturing, warehouse and distribution, and primary research facilities are located in Monrovia, California. STAAR Surgical AG maintains office, manufacturing, and warehouse and distribution facilities in Nidau, Switzerland. The Company has one additional facility in Aliso Viejo, California for raw material production and research and development activities. STAAR Japan maintains executive offices in Shin-Urayasu, Japan and a final packaging and distribution facility in Ichikawa City, Japan. We believe our operating facilities in the U.S., Switzerland and Japan are suitable and adequate for our current and future planned requirements. The Company could increase capacity in our Monrovia, California facility by adding additional shifts.

Item 3.  Legal Proceedings

From time to time we are subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, and claims of product liability. We maintain insurance coverage for product liability claims but may not be insured against other potentially material claims. While we not aware of any claims likely to have a material adverse effect on its financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market (Nasdaq) under the symbol “STAA.” The following table sets forth the high and low per share sale prices of our common stock as reported by Nasdaq.

Period	High	Low
Year ended January 3, 2014
Fourth Quarter	$16.23	$12.41
Third Quarter	13.23	10.41
Second Quarter	10.51	5.31
First Quarter	6.25	5.20
Year ended December 28, 2012
Fourth Quarter	$7.71	$5.05
Third Quarter	8.43	5.14
Second Quarter	11.21	7.38
First Quarter	11.37	9.65

Holders

As of February 28, 2014, there were approximately 434 record holders of our Common Stock.

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

The following graph shows a comparison from January 2, 2009 through January 3, 2014 of the total performance of the following:

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

Returns in the graph below reflect historical results; we do not intend to suggest they predict future performance. The data assumes $100 was invested on January 2, 2009 in STAAR common stock and in each of the composite indices, and that dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for Fiscal Years:	2008	2009	2010	2011	2012	2013
STAAR Surgical Company	100.00	128.63	253.11	435.27	241.49	668.05
The Nasdaq Stock Market (US and Foreign Companies)	100.00	140.40	165.70	164.30	189.26	267.50
Proxy Peer Group	100.00	111.77	140.01	121.00	125.66	152.93

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.00 on January 2, 2009.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended January 3, 2014, December 28, 2012, December 30, 2011, December 31, 2010, and January 1, 2010. The selected consolidated statement of operations data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at January 3, 2014 and December 28, 2012 are derived from our consolidated financial statements, which have been audited by BDO USA, LLP, our independent registered public accounting firm, as indicated in their report included in this Annual Report. The selected consolidated statement of operations data set forth below for the periods ended December 31, 2010 and January 1, 2010 and the consolidated balance sheet data set forth below at December 30, 2011, December 31, 2010, and January 1, 2010, are derived from audited consolidated financial statements of the Company not included in this Annual Report. We have adjusted all prior periods presented to account for Domilens Gmbh divestiture on March 2, 2010 and present Domilens as a discontinued operation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, and the Notes thereto, included in this Annual Report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.s”

	Fiscal Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010
	(In thousands except per share data)
Statement of Operations
Net sales	$72,215	$63,783	$62,765	$54,958	$51,060
Cost of sales	21,906	19,492	20,396	19,882	19,737
Gross profit	50,309	44,291	42,369	35,076	31,323

General and administrative	16,568	15,150	14,932	14,778	15,009
Marketing and selling	23,888	21,281	17,726	17,176	15,300
Research and development	6,708	6,444	5,868	5,724	5,893
Medical device tax	203	—	—	—	—
Other general and administrative expenses	2,242	2,636	1,060	—	—
Operating income (loss)	700	(1,220)	2,783	(2,602)	(4,879)
Total other income (expense), net	414	701	(79)	(1,079)	(869)
Income (loss) before income taxes	1,114	(519)	2,704	(3,681)	(5,748)
Income tax provision	716	1,244	1,356	432	1,154
Income (loss) from continuing operations	398	(1,763)	1,348	(4,113)	(6,902)
Income from discontinued operations, net of income taxes	—	—	—	4,166	702
Net income (loss)	$398	$(1,763)	$1,348	$53	$(6,200)
Income (loss) per share from continuing operations – basic	$0.01	$(0.05)	$0.04	$(0.12)	$(0.21)
Income (loss) per share from continuing operations – diluted	$0.01	$(0.05)	$0.04	$(0.12)	$(0.21)
Income per share from discontinued operations, basic and diluted	$—	$—	$—	$0.12	$0.02
Net income (loss) per share – basic	$0.01	$(0.05)	$0.04	$(.00)	$(0.19)
Net income (loss) per share – diluted	$0.01	$(0.05)	$0.04	$(.00)	$(0.19)

Weighted average shares outstanding-basic	36,706	36,253	35,434	34,825	32,498
Weighted average shares outstanding –diluted	38,607	36,253	36,878	34,825	32,498

Balance Sheet Data
Working capital	$31,663	$26,125	$24,638	$16,539	$13,466
Total assets	61,931	54,759	49,006	40,585	58,681
Other long-term liabilities	4,667	5,068	5,532	4,711	3,887
Stockholders’ equity	38,852	31,742	29,458	22,427	21,070

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

Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurance that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described in this Annual Report in “Item 1A. Risk Factors.” The Company undertakes no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

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

Performance Against 2013 Key Operational Metrics

Two principal strategic goals guided STAAR’s key operational metrics in 2013: to lay the groundwork for further growth and to achieve and maintain profitability. In pursuit of these goals, STAAR aligned its business initiatives during 2013 along five key operational metrics that it used to gauge its performance during the year. These metrics are as follows:

•	Increase total revenue by 12% to 14% for the full year (increased on July 31, 2013 from the previous 8% to 10% metric).

•	As discussed below in “—Results of Operations,” our total revenue increased by 13% in 2013.

•	Increase gross profit margins by 250 basis points for the full year.

•	As discussed below in “—Results of Operations,” gross profit margins increased by 30 basis points in fiscal year 2013.

•	Achieve profitability in each quarter of 2013.

•	As discussed below in “—Results of Operations,” we achieved profitability on a GAAP basis in each of the first three quarters of 2013 but were not profitable in the fourth quarter of 2013.

•	Manage the manufacturing consolidation with no material disruption to customer supply requirements or quality.

•	Our consolidation efforts continue to proceed substantially according to our plans. On July 31, 2013, we revised this metric by extending the transfer of Swiss operations until the middle of 2014 to assure that we can meet higher than anticipated demand for the Visian ICL product line. As of the end of February 2014, 100% of all IOL production, and approximately 75% of ICLs and 30% of TICLs are manufactured in our Monrovia, California facility.

Other Highlights

General

In 2013, we grew the business while increasing our investment in the future by expanding our Monrovia, California facility, substantially completing the development of our preloaded ICL product, obtaining additional regulatory approvals for products and leveraging our past sales and marketing successes.  During 2013, total procedures and sales increased in all of our top twelve global markets compared to 2012.  We moved parts of our operations into 26,000 square foot facility contiguous to our existing Monrovia facility.  The effect of foreign currency exchange negatively impacted our financial performance in 2013. Our expanded digital marketing efforts, including social media, showed promise and we will continue those efforts in 2014.  We expect to commercially launch our pre-loaded ICL product by the second quarter of 2014.

Global Visian ICL and TICL Sales

STAAR is the only company with approval to sell a posterior chamber phakic IOL, known as the ICL in the U.S.  In 2013, global sales of the ICL products represented approximately 61% of STAAR’s business.  We focus our ICL marketing and sales efforts in the top twelve refractive markets, based on the success of our focused market strategy since 2010.  These markets include the U.S., Japan, Korea, China, India, Spain, Middle East, Germany, France, Italy, U.K., and Latin America.

In September 2011, we launched the V4c model of the ICL with CentraFLOW technology, featuring the KS-AquaPORT in countries that recognize the CE Mark.  The CentraFLOW technology uses a proprietary port in the center of the ICL optic of a size intended to optimize the flow of fluid within the eye, and eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant.  By simplifying the procedure and increasing patient comfort, the ICL with CentraFLOW technology makes the superior visual outcomes of the ICL available through a surgical implantation experience closer to LASIK, which we believe attracts new surgeons and patients to the product.

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

In 2013, the ICL with CentraFLOW technology received regulatory approval in Korea, India and Argentina (in March 2014 we received approval in Japan).  We believe these approvals helped increase sales, improved the competitiveness of the ICL product line and will help move us closer to our goal of positioning the ICL and TICL throughout the world as primary choices for refractive surgery.  ICL products now address, in countries where approved, all degrees of refractive error that can be treated with laser eye surgery, as well as moderate and severe errors beyond the effective range of laser eye surgery.

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

We consider ICL sales growth in the U.S. market important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies.  The ICL was approved by the FDA for treatment of myopia on December 22, 2005.  STAAR submitted a Pre-Market Approval Application supplement for the Toric ICL to the FDA on April 28, 2006.  The FDA has organized an advisory panel meeting to review the PMA supplement for March 14, 2014.  We cannot predict when, or if, the FDA may grant approval of the Toric ICL.  (See, “Item 1.—Business—Regulatory Matters—Regulatory Requirements in the United States.”).  On October 9, 2012, STAAR submitted a clinical study protocol regarding the ICL with CentraFLOW technology.  On December 12, 2013, we met with the FDA in Washington D.C. to discuss the protocol and we remain in dialogue with the FDA regarding a revised proposed protocol.

Research and Development efforts continued on developing a presbyopia-correcting ICL for myopic and astigmatic patients. Currently efforts focus on one presbyopia-correcting technology early onset and progression of presbyopia by providing an additional 1.0 to 2.0 diopter of near correction, and another technology for patient in their forties and older that require a greater addition to correct presbyopia.

Global IOL Sales.

STAAR pioneered the development of folding lenses for use in cataract surgery, and IOLs represented approximately 33% of STAAR’s business in 2013.

In September 2011, STAAR launched its nanoFLEX Collamer Single Piece IOL which can be injected through a 2.2 mm incision with the nanoPOINT Injector System, in the territories that recognize the CE Mark. STAAR received CE Mark approval to market its nanoFLEX Toric IOL in November 2011, and began marketing the lens in 2013. nanoFLEX is STAAR’s largest selling IOL product in the U.S. market and STAAR believes the lens can receive favorable commercial acceptance outside the U.S. STAAR hopes that the biocompatibility and excellent optical properties of Collamer, with which surgeons have become acquainted through the ICL, will build interest in the nanoFLEX IOL worldwide. Availability of the toric version of the lens, which corrects pre-existing astigmatism at the time of cataract surgery, is expected to increase interest in the nanoFLEX technology outside the U.S.

In May 2012, STAAR included in its Annual Report to the FDA notification of changes to the design for the nanoFLEX IOL. On September 25, 2012, the FDA responded that we should submit these changes as a PMA Supplement. On November 19, 2012, STAAR amended its Annual Report to not include the modified nanoFLEX. We continue to assess our options regarding the modified nanoFLEX IOL in the U.S., while we continue to sell the current version.

STAAR has marketed its silicone toric IOL since 1998 and believes that the addition of the nanoFLEX Toric will make the product line more competitive with acrylic toric IOLs now in the market. Among other things, the nanoFLEX Toric features an aspheric optic, and we believe the bio-adhesive nature of the Collamer material will provide excellent rotational stability, an essential characteristic for toric lenses.

In the fourth quarter of 2012, STAAR launched in Japan and select markets in Europe a hydrophobic acrylic, bluelight filter, preloaded IOL, featuring the popular single-piece IOL format, known as the KS-SP. The market favorably received the KS-SP and we received higher demand than originally forecasted. Due to manufacturing capacity constraints occurring at our third-party acrylic lens supplier, we have been experiencing a backlog for the KS-SP, as well as the KS-Xs, throughout all of 2013 and although improved, it continues to this day. The supplier cannot estimate whether or when their expanding manufacturing capabilities will be able to meet our increasing supply requirements. While we are exploring supply alternatives, there is no guaranty we will identify and validate an alternative supplier.

Among STAAR’s initiatives to grow its IOL business are the following:

•	we plan to expand our preloaded IOL offering to our collamer IOL line;

•	we plan to seek further regulatory approvals in an effort to build a global product franchise for Collamer IOLs; and

•	we are researching presbyopia-correcting designs that leverage the unique optical properties of the Collamer material.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

Manufacturing Consolidation Project and Tax Strategy.  Since 2011, STAAR has devoted significant resources to two initiatives:  a project to consolidate global manufacturing, and development of a strategy to optimize our global organization for tax purposes.  The goal of these strategies is to further improve upon gross profit margins by streamlining operations, thereby reducing costs and to increase profits in the U.S. to enable us to utilize our $121.7 million in net operating loss carryforwards, and at the same time, reduce income taxes in foreign jurisdictions where we pay tax.

We developed a plan to consolidate our manufacturing in a single site in Monrovia, California by the middle of 2014, (originally scheduled for completion by the end of 2013), which is expected subsequently to yield significant savings in cost of goods and to lower our global administrative and regulatory costs.  In 2013, we ceased manufacturing efforts in our Japan facility.  Now all IOLs are manufactured in the U.S.

In December 2012, the Company began manufacturing the first ICLs in the U.S., whereas they were previously exclusively manufactured in Switzerland.  Sixty percent of ICLs manufactured through February 2014 were U.S.-manufactured, with the remainder manufactured in Switzerland.  Our manufacturing consolidation project, which is subject to significant risks, is further described under “Item 1A.  Risk Factors—Risks Related to Our Business—Our manufacturing consolidation plan exposes us to risk.”
STAAR has spent approximately $6 million on its manufacturing consolidation initiatives over a three and a half-year period and spent approximately $2.2 million during 2013.  Expenditures to date have largely consisted of severance, employee costs, and professional fees to advisors and consultants.

During the first half of 2013, we moved parts of our operations into the building immediately adjacent to our current facility in Monrovia, California, which we leased in August 2012.  The new building, approximately 26,000 square feet, which is accessible from the current facility via two hallways, allows the Company to accommodate the needs associated with our previously announced manufacturing consolidation to Monrovia, as well as provide space for additional growth.

In addition, as STAAR’s profitability grows, its liability for income taxes in various jurisdictions has also increased.  STAAR has developed a strategy to reduce its future tax liabilities as its business grows.  Among other things, STAAR seeks to utilize the approximately $121.7 million in net operating losses that it has accumulated in the U.S.

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

Our pre-loaded single piece acrylic IOL has experienced backlogs for the past year and remains on backlog today due to supply constraints occurring at our third-party acrylic lens vendor.  Although the supplier is working to resolve the issue, they cannot estimate whether or when their manufacturing capabilities will be able to meet our increasing supply need.  While we are exploring supply alternatives, there is no guaranty we will identify and validate an alternative supplier.

Status of U.S. TICL Submission.

As discussed above under the caption “Item 1.  Business — Regulatory Matters,” STAAR submitted a Pre-Market Approval Application (PMA) supplement for the TICL to the FDA on April 28, 2006, which the agency has designated as a panel-track supplement.  Since then, the FDA has raised a number of questions regarding the TICL clinical study and associated data.  We have engaged in an interactive process with the FDA to respond to their questions.  The FDA has scheduled an advisory panel meeting to review the PMA supplement on March 14, 2014.  The U.S. represents the largest refractive procedure market and STAAR will continue to seek approval.  STAAR cannot predict when, or if, the FDA may grant approval of the Toric ICL.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s consolidated statement of operations for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales			Percentage Change
	January 3, 2014	December 28, 2012	December 30, 2011	2013 vs. 2012	2012 vs. 2011
Net sales	100.0%	100.0%	100.0%	13.2%	1.6%
Cost of sales	30.3%	30.6%	32.5%	12.4%	(4.4)%
Gross profit	69.7%	69.4%	67.5%	13.6%	4.5%
General and administrative	22.8%	23.7%	23.8%	(9.4)%	1.5%
Marketing and selling	33.1%	33.4%	28.2%	(12.3)%	20.1%
Research and development	9.3%	10.1%	9.3%	(4.1)%	9.8%
Medical device tax	0.3%			*
Other general and administrative expenses	3.1%	4.1%	1.7%	14.9%	*
Operating income (loss)	1.1%	(1.9)%	4.4%	*	*
Total other income (expense), net	0.7%	1.1%	(0.1)%	(40.9)%	*
Income (loss) before income taxes	1.8%	(0.8)%	4.3%	*	*
Provision for income taxes	1.0%	2.0%	2.2%	42.4%	(8.3)%
Net income (loss)	0.8%	(2.8)%	2.1%	*	*

*  Denotes change is greater than 100%

The following table presents our net sales, by product, for the fiscal years presented (dollars in thousands):

	% of Total	2013	% of Total	2012	% of Total	2011
ICL	61.2%	$44,128	55.0%	$35,080	51.1%	$32,074
IOL	33.4%	24,153	40.7%	25,971	43.9%	27,547
Core Product Sales	94.6%	68,281	95.7%	61,051	95.0%	59,621
Other	5.4%	3,934	4.3%	2,732	5.0%	3,144
Total Sales	100.0%	$72,215	100.0%	$63,783	100.0%	$62,765

Net sales for 2013 were $72.2 million, a 13.2% increase over the $63.8 million reported in fiscal 2012.  The increase in net sales was due to a 26% increase in ICL sales and a 44% increase in other product sales, partially offset by a 7% decrease in IOL sales.  Changes in foreign currency negatively impacted net sales by $3.8 million.

Net sales for 2012 were $63.8 million, a 1.6% increase over the $62.8 million reported in fiscal 2011.  The increase in net sales was due to a 9.4% increase in ICL sales, which was largely offset by a 5.7% decrease in IOL sales and a 13.2% decrease in other product sales.  Changes in foreign currency did not materially impact our net sales for the year.

Total ICL sales for 2013 were $44.1 million, a 26% increase over the $35.1 million reported in fiscal 2012.  ICL unit volume grew in each of the Company’s top 12 markets and sales increased in 11 out of 12 markets with the only exception being Japan whose sales declined 4% due to the negative impact of foreign currency. ICL sales represented 61% of our total sales for fiscal 2013.  Toric ICL sales represented 47% of total ICL sales, where approved.

Total ICL sales for 2012 were $35.1 million, a 9.4% increase over the $32.1 million in fiscal 2011. Unit volume increased 3% and average selling prices increased 6%.  ICL sales growth was lower than anticipated due to an 18% decrease in ICL sales in Korea.  Outside of Korea, ICL sales grew 18%.   ICL sales represented 55% of our total sales for fiscal 2012.  Toric ICL sales represented 49% of total ICL sales, where approved.

Total IOL sales were $24.2 million for fiscal 2013, a 7.0% decrease from fiscal 2012 sales of $26.0 million.  The decrease in IOL sales was primarily due to the negative impact of changes in foreign currency which reduced net sales of IOLs by $3.2 million.  IOL sales represented 33% of the Company’s total sales in fiscal 2013. Preloaded IOL sales represented 76% of total IOL sales in fiscal 2013.

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

Other product sales, which have been deemphasized in recent years due to their low margins, increased to $3.9 million in fiscal 2013 from $2.7 million in fiscal 2012.  The increase in other product sales is due to an increase in preloaded injector part sales to a third party manufacturer for product they sell to their customers.  Other product sales represented 5.4% and 4.3% of the Company’s total sales in fiscal 2013 and 2012, respectively.

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

	2013	2012	2011
Gross Profit	$50,309	$44,291	$42,369
Gross Profit Margin	69.7%	69.4%	67.5%

Gross profit in fiscal 2013 was $50.3 million compared with $44.3 million in fiscal 2012.  The increase in gross profit and gross profit margin was largely attributable to the 26% increase in ICL sales.  Gross margin was negatively impacted by the increased sales of injector parts which reduced gross margin by 140 basis points and higher costs in Japan for U.S. dollar sourced products due to a weaker yen which reduced gross margin by 120 basis points.

Gross profit in fiscal 2012 was $44.3 million compared with $42.4 million in fiscal 2011.  The increase in gross profit and gross profit margin was largely attributable to a higher mix of ICL sales and improved margins on IOL sales.

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

	2013	2012	2011
General and Administrative Expense	$16,568	$15,150	$14,932
Percentage of Sales	22.8%	23.7%	23.8%

General and administrative (G&A) expense in fiscal 2013 was $16.6 million or 22.8% of sales, compared with $15.1 or 23.7% of sales in fiscal 2012.  Although G&A expense has decreased as a percentage of sales, the increase in dollars was primarily due to an increased compensation expense and the costs associated with the new facility in California.

General and administrative expense in fiscal 2012 was $15.1 million or 23.7% of sales, compared with $14.9 million or 23.8% of sales in fiscal 2011.  Although G&A expense has decreased as a percentage of sales, the increase in dollars was primarily due to an increase in stock based compensation expense.

The following table presents our marketing and selling expense for the fiscal years presented (dollars in thousands):

	2013	2012	2011
Marketing and Selling Expense	$23,888	$21,281	$17,726
Percentage of Sales	33.1%	33.4%	28.2%

 Marketing and selling expense in fiscal 2013 was $23.9 million or 33.1% of sales, compared with $21.3 or 33.4% of sales in fiscal 2012.  The increase in expense is due to increased compensation and travel costs primarily due to increased headcount, increased commissions due to increased sales, increased tradeshow expenses, and increased promotional activities including social media marketing efforts.

Marketing and selling expense in fiscal 2012 was $21.3 million or 33.4% of sales, compared with $17.7 million or 28.2% of sales in fiscal 2011.  The increase in sales and marketing expense was due to the addition of 17 employees during 2012 to support the Company’s ICL growth initiatives in Asia Pacific, Europe, and the U.S. and to support global marketing efforts.

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

	2013	2012	2011
Research and Development Expense	$6,708	$6,444	$5,868
Percentage of Sales	9.3%	10.1%	9.3%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and the regulatory and clinical activities required to acquire and maintain product approvals globally.  These costs are expensed as incurred.

Research and development expense in fiscal 2013 was $6.7 million or 9.3% of sales, compared with $6.4 million or 10.1% of sales in fiscal 2012.  The increase in expense is due to new product development and costs of preparing for the Toric ICL Panel meeting scheduled by the FDA for March 14, 2014.

Research and development expense in fiscal 2012 was $6.4 million or 10.1% of sales, compared with $5.9 million or 9.3% of sales in fiscal 2011.  The increase in expense is due to an increase in compensation costs, including stock-based compensation and due to new product development activities.

The following table presents other general and administrative expenses for the fiscal years presented (dollars in thousands):

	2013	2012	2011
Other General and Administrative Expenses	$2,242	$2,636	$1,060
Percentage of Sales	3.1%	4.1%	1.7%

Other general and administrative expenses in fiscal 2013 of $2.2 million compared with $2.6 million in fiscal 2012 represent costs associated with the Company’s project to consolidate its manufacturing operations to the U.S.  During 2013, the Company completed the consolidation and closure of Japan manufacturing and the Company anticipates that the transfer of Swiss manufacturing will be completed by mid-2014.  The Company estimates that manufacturing consolidation expenses will decrease in 2014 to less than $500,000.

Other general and administrative expenses in fiscal 2012 of $2.6 million compared with $1.1 million in fiscal 2011 represent costs associated with the Company’s plans to consolidate its manufacturing operations. This expense was higher than originally planned for the year due to a change in the timing of severance accruals.

The following table presents our other income (expense), net for the fiscal years presented (dollars in thousands):

	2013	2012	2011
Other Income (Expense), net	$414	$701	$(79)
Percentage of Sales	0.7%	1.1%	(0.1)%

Other income (expense), net generally relates to interest expense on notes payable and capital lease obligations, gains or losses on foreign currency transactions, royalty income, and fair value adjustments of outstanding warrants.  The table below summarizes the year over year changes in other income (expense), net (in thousands).

	Favorable (Unfavorable)
	2013 v. 2012	2012 v. 2011
Interest income	$—	$27
Interest expense	121	232(1)
Exchange gains (losses)	(72)	25
Royalty income	85	(58)
Fair value adjustment of warrants(3)	(308)	452
Other	(113)	102(2)
Net change in other income (expense), net	$(287)	$780

(1)	Decrease in interest expense is due to the fulfillment of certain capital lease obligations.
(2)	Other income resulted from the release of restricted cash which was set aside for the payment of potential taxes of our former German subsidiary.
(3)	Relates to the fair value of 70,000 warrants issued to Broadwood Partners, L.P. on March 21, 2007. The warrants expired unexercised on March 21, 2013.

The following table presents our provision for income taxes for the fiscal years presented (in thousands):

	2013	2012	2011
Provision for Income Taxes	$716	$1,244	$1,356

The provision for income taxes decreased from 2012 to 2013 primarily due to our release of the valuation allowance of our STAAR Japan subsidiary as of the third quarter ended September 27, 2013, which resulted in a tax benefit of $433,000 recognized during fiscal year 2013.  We maintained a full valuation allowance for STAAR Japan in 2012 and 2011.

The provision for income taxes decreased from 2011 to 2012, as a result of a decrease in income in jurisdictions in which we pay taxes.

We do not expect to begin to see the tax benefits associated with our manufacturing consolidation project until 2014 when manufacturing is projected to be fully consolidated.

See Critical Accounting Policies included later in this Item 7 for additional information about our provision for income taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 9 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have historically financed our operations primarily through operating cash flows, the issuance of common stock and proceeds from stock option exercises, borrowings under line of credit and by relying on equipment and other commercial financing. During 2014, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may, in the future elect, to supplement this with further debt or commercial borrowing.

We believe our current cash balances coupled with cash flow from operating activities will be sufficient to meet our working capital requirements for the foreseeable future, including the remaining cost and capital associated with our plans to consolidate manufacturing.  Our need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in maintaining positive cash flow through the strategies described above under the caption “—Overview—Strategy.”

Our financial condition as of January 3, 2014 for each of the years indicated included the following (in millions):

	2013	2012	2011	2013 v. 2012	2012 v. 2011
Cash and cash equivalents	$22.9	$21.7	$16.6	$1.2	$5.1
Current assets	$50.1	$44.1	$38.7	$6.1	$5.4
Current liabilities	18.4	17.9	14.0	1.0	3.9
Working capital	$31.7	$26.2	$24.7	$5.1	$1.5

Overview of changes in cash and cash equivalents and other working capital accounts.

Net cash provided by operating activities was $3.4 million, $3.2 million, and $5.3 million for fiscal years 2013, 2012, and 2011 respectively. For 2013, net cash provided by operating activities consisted of $0.4 million net income, $7.4 million non-cash expenses and $4.4 million used for working capital.  For 2012, net cash provided by operating activities consisted of net loss of $1.8 million, $5.4 million in non-cash expenses and $0.4 million used for working capital.  For 2011, net cash provided by operating activities consisted of net income of $1.3 million, $4.6 million in non-cash expenses and $0.6 million used for working capital.

Net cash used in investing activities was $3.4 million, $2.1 million, and $0.9 million, for fiscal years 2013, 2012, and 2011, respectively, and relate primarily to the acquisition of property, plant and equipment.   The increase in investment in property, plant and equipment during 2013, relative to 2012, and during 2012, relative to 2011, is due to investments made in connection with the Company’s consolidation of its manufacturing operations to the U.S. In addition, during 2013, the Company made investments in leasehold improvements related to the expansion of the Company’s Monrovia, CA facility.

Net cash provided by financing activities was $2.4 million, $4.3 million, and $2.8 million for fiscal years 2013, 2012 and 2011, respectively. For 2013, net cash provided by financial activities consisted of $0.8 million of repayment of capital lease lines of credit and $3.3 million in proceeds from exercise of stock options.    For 2012, net cash provided by financing activities consisted of $3.5 million increase in line of credit and $1.5 million in proceeds from exercise of stock options, partially offset by $0.7 million in capital lease repayments.  For 2011, net cash provided by financing activities consisted of $3.3 million in proceeds from exercise of stock options, partially offset by $0.6 million in capital lease repayments.

Accounts receivable was $10.7 million as of January 3, 2014 and $8.5 million as of December 28, 2012.  Days’ Sales Outstanding (“DSO”) was 55 days in 2013 and 49 days in 2012. The Company expects to maintain DSO within a range of 45 to 50 days during the course of fiscal 2014.

Inventories at the end of fiscal 2013 and 2012 were $12.5 million and $11.7 million, respectively. Days’ inventory on hand (“DOH”) was 159 days in 2013 and 145 days in 2012 for finished goods, including consignment inventory.  We planned for this increase to provide safety stock during our manufacturing consolidation project.

Shelf Registration

In August 2011, STAAR filed a universal “shelf registration statement” with the Securities and Exchange Commission (SEC).  The shelf registration statement covers the future public offering and sale of up to $75 million in equity or debt securities or any combination of such securities.  STAAR has not issued any securities under that shelf registration statement which will expire in August 2014.  On February 26, 2014, STAAR filed a universal shelf registration statement with the SEC covering the future public offering and sale of up to $200 million in equity or debt securities or any combination of such securities. STAAR currently has no plans to issue any securities under the shelf registration statement.  Among the purposes for which STAAR could use the proceeds of securities sold in the future under the shelf registration statement are working capital, capital expenditures, expansion of sales and marketing, and continuing research and development.  STAAR could also use a portion of the net proceeds to acquire or invest in businesses, assets, products and technologies that are complementary to our own, although we are not currently contemplating or negotiating any such acquisitions or investments.  The availability of financing in the public capital markets through the shelf registration statement depends on a number of factors in place at the time of financing, including the strength of STAAR’s business performance, general economic conditions and investment climate, and investor perceptions of those factors.  If STAAR seeks financing under the shelf registration statement in the future, we cannot assure that such financing will be available on favorable terms, if at all.

Credit Facilities, Contractual Obligations and Commitments

Credit Facilities

The Company has credit facilities with different lenders to support operations as detailed below.

Line of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on December 28, 2012, with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen (approximately $4.8 million based on the rate of exchange on January 3, 2014), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of January 3, 2014) and may be renewed annually (the current line expires on April 4, 2014).  The credit facility is not collateralized. In case of default, the interest rate will be increased to 14% per annum. While no assurance can be given, the Company believes the credit line will be renewed in fiscal 2014. The Company had 500,000,000 Yen outstanding on the line of credit as of January 3, 2014 and December 28, 2012, (approximately $4.8 million and $5.8 million based on the foreign exchange rates on January 3, 2014 and December 28, 2012, respectively) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  As of January 3, 2014, there were no available borrowings under the line.

In August 2010, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the Bank). The credit agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) ($1.1 million at the rate of exchange on January 3, 2014), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of January 3, 2014 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities and line of credit as of January 3, 2014.

Contractual Obligations

The following table represents the Company’s known contractual obligations as of January 3, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	More Than 5 Years
Line of credit	$4,750	$4,750	$—	$—	$—
Capital lease obligations	451	303	148	—	—
Operating lease obligations	8,007	2,058	3,533	1,988	428
Pension benefit payments	1,434	99	244	315	776
Firm commitments	1,864	1,464	400	—	—
Severance	731	731	—	—	—
Open purchase orders	235	235	—	—	—
Total	$17,472	$9,640	$4,325	$2,303	$1,204

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts and sales return, inventory reserves and income taxes, among others.  Our estimates are based on historical experiences, market trends and financial forecasts and projections, and on various other assumptions that management believes are reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these if actual conditions differ from our assumptions.

We believe the following represent our critical accounting policies.

41

•
Revenue Recognition and Accounts Receivable.   We recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed or determinable; and collectability is reasonably assured.  The Company records revenue from non-consignment product sales when title and risk of ownership has been transferred, which is typically at shipping point, except for our STAAR Japan subsidiary, which is typically recognized when the product is received by the customer.  STAAR Japan does not have significant deferred revenues as delivery to the customer is generally made within the same or the next day of shipment. Our products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs may be offered to surgeons and hospitals on a consignment basis.  We maintain title and risk of loss on consigned inventory.  We recognize revenue for consignment inventory when we are informed the IOL has been implanted and not upon shipment to the surgeon. We believe our revenue recognition policies are appropriate. We present sales tax we collect from our customers on a net basis (excluded from our revenues).

We ship ICLs only for use by surgeons who have already been certified, or for use in scheduled training surgeries.

We sell certain injector parts to an unrelated customer and supplier (collectively referred to as “supplier”) whereby these injector part sales are either made as a final sale to the supplier or, are sold to be reprocessed by the supplier into finished goods inventory (a preloaded acrylic IOL).  These finished goods are then sold back to us at an agreed upon, contractual price.  We make a profit margin on either type of sale with the supplier and each type of sale is made under separate purchase and sales orders between the two of us resulting in cash settlement for the orders sold or repurchased.  For parts that are sold as a final sale, we recognize a sale consistent with our routine revenue recognition policies as disclosed and those sales are included as part of other sales in total net sales.  For the injector parts that are sold to be reprocessed into finished goods, we do not recognize revenue on these sales in accordance with ASC 845-10, Purchases and Sales of Inventory with the Same Counterparty.  Instead, we record the transaction at its carrying value, deferring any profit margin in inventory, until the finished good inventory is sold to an end-customer (not the supplier) at which point we record the sale and the related cost of sale, including the release of the deferred cost of sale in inventory, related to these finished goods.

For all sales, we are the principal in the transaction as we, among other factors, are the primary obligor in the arrangement, bear general inventory risk, credit risk, have latitude in establishing the sales price and bear authorized sales returns inventory risk. Therefore, sales are recognized gross with corresponding cost of sales in the statement of operations instead of a single, net amount.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

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

•
Stock-Based Compensation.  We account for the issuance of stock options to employees and directors by estimating the fair value of options issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, risk-free interest rates, expected term of the option, expected volatility of our stock and expected dividend yield.  The amounts recorded in the financial statements for share-based compensation could vary significantly if we were to use different assumptions.  We also issue restricted stock units, or RSUs, to certain executives which contain both a performance and a service condition such that they vest if the internally established revenue target is met or exceeded and the grantee is still employed with us on the measurement date, which is typically one year after the grant date.  We recognize compensation cost for the RSUs if and when it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period based on the grant-date fair value of the stock.  We reassess the probability of vesting at each reporting period and adjust compensation cost based on our probability assessment.

•	Income Taxes. We account for income taxes, on a jurisdiction-by-jurisdiction basis, under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled in the jurisdictions in which they arise. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based on the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

We expect to continue to maintain a full valuation allowance in the U.S. on future tax benefits until, and if, an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

In the normal course of business, we are regularly audited by federal, state and foreign tax authorities, and subject to periodic inquiries from those tax authorities regarding the amount of taxes due. These inquiries may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. We believe that our tax positions comply with applicable tax law and intend to defend our positions, if necessary. Our effective tax rate in a given financial statement period could be impacted if we prevailed in matters for which reserves have been established, or were required to pay amounts in excess of established reserves.

•	Inventories. We provide estimated inventory allowances for excess, slow moving, expiring and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. We value our inventory at the lower of cost or net realizable market values. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the expiration of products with a shelf life of less than four months, estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, we determine that our inventory was overvalued, we would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if we determine that our inventory was undervalued, cost of sales in previous periods could have been overstated and we would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. Therefore, although we make every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. Our policy is consistent with current accounting guidance as prescribed by ASC 360-10-35, Accounting for the Impairment or Disposal of Long-Lived Assets.

•	Goodwill. Goodwill, which has an indefinite life, is not amortized, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Certain factors which may occur and indicate that impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios, including the use of experts.

•	Definite-Lived Intangible Assets. We also have other intangible assets mainly consisting of patents and licenses, certain acquired rights, developed technologies and customer relationships. We capitalize the cost of acquiring patents and licenses. We acquired certain customer relationships, acquired rights and developed technologies in the acquisition of our STAAR Japan subsidiary which was completed on December 29, 2007. Amortization is computed on the straight-line basis over the estimated useful lives of the assets, which is our best estimate of the pattern of the economic benefit, which are based on legal, contractual and other provisions, and range from 10 to 21 years for patents, certain acquired rights and licenses, 10 years for customer relationships and 3 to 10 years for developed technology. We review intangible assets for impairment in the assessment discussed above regarding Impairment of Long-Lived Assets.

•	Employee Defined Benefit Plans. We have maintained a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary. We determined that the features of the Swiss Plan conform to the features of a defined benefit plan. As a result, we adopted the recognition and disclosure requirements of Accounting Standards Codification (ASC) 715, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

In connection with our acquisition of the remaining interest in STAAR Japan, Inc., we assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan substantially covering all of the employees of STAAR Japan.  STAAR Japan adopted the recognition and disclosure requirements of Accounting Standards Codification for Defined Benefit Plans - Pension on December 29, 2007, the date of the acquisition. STAAR Japan is not required, and we do not intend to provide any future contributions to this pension plan to meet benefit obligations and will therefore not have any plan assets.  Benefit payments are made to beneficiaries from operating cash flows as they become due.

Defined Benefits Plans - Pension requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. We record a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, and the expected long-term rate of asset return.  Assumptions of expected asset returns and market-related values of plan assets are applicable to the Swiss Plan only. We have contracted with the Allianz Suisse Life Insurance Company's BVG Collective Foundation (“Foundation”) to manage our Swiss Plan. The Swiss pension funds are legally independent from the employer and are regulated by Swiss federal law. The investment strategy is determined by the Foundation and this applies to all its members. However, the funds contributed by an employer are specifically earmarked only for its employees. The unfunded obligations of a plan are not borne by the remaining participating employers. Vested benefits have to be paid to terminated employees and they are generally rolled over into the pension fund of their new employer. Since the Swiss Plan assets are comingled with other plans' assets within the Foundation, the individual allocation of the assets cannot be determined. The Foundation typically invests in bonds, equities, mortgage and real estate.

The fair values of plan assets are determined based on prevailing market prices.  The amounts recorded in the financial statements pertaining to our employee defined benefit plans could vary significantly if we were to use different assumptions.

Foreign Exchange

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its suppliers or customers in the last three fiscal years had adversely affected our ability to purchase or sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which could significantly affect our operating results. As more manufacturing has shifted from Japan to the U.S. there will be increased foreign currency exposure to the Japanese yen.  We do not currently engage in hedging transactions to offset changes in currency or fluctuations in foreign currencies.

Inflation

Management believes inflation has not had a significant impact on our operations during the past three years.

Recent Accounting Pronouncements

See “Part II.  Item 8.  “Financial Statements and Supplementary Data – Note 1 – Organization and Description of Business and Accounting Policies – Recent Accounting Pronouncements” of this Annual Report on Form 10-K.

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

Interest rate risk.   As of January 3, 2014, STAAR had $4.8 million of foreign debt. Our $4.8 million of foreign debt bears an interest rate that is equal to the Tokyo short-term prime interest rate (approximately 1.475% as of January 3, 2014). Thus, our interest expense would fluctuate with any change in the prime interest rate. If the Tokyo prime rate were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $48,000.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of STAAR’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of BDO USA, LLP, our independent registered public accounting firm, regarding its audit of STAAR’s internal control over financial reporting follows below. This section should be read in conjunction with the certifications and the BDO USA, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company.  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended January 3, 2014, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended January 3, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management including the CEO and CFO assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2014, based on the criteria for effective internal control described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 3, 2014.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
STAAR Surgical Company
Monrovia, CA

We have audited STAAR Surgical Company and Subsidiaries’ (“Company”) internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). STAAR Surgical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, STAAR Surgical Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STAAR Surgical Company and Subsidiaries as of January 3, 2014 and December 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2014 and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 12, 2014

Item 9B.  Other Information

Compensatory Arrangements of Certain Officers:

The Compensation Committee engaged the Radford group as its compensation consultant to evaluate our compensation philosophy and structure.  After reviewing Radford’s evaluation and recommendations, on March 7, 2014, as part of the annual executive performance review process, our Compensation Committee recommended, and the Board of Directors awarded, the following 2014 salaries and bonus targets of certain executives:  Barry G. Caldwell, President and CEO, 2014 salary of $512,000, and bonus target of 75%, Stephen Brown, Vice President and CFO, 2014 salary of $305,000, and bonus target of 40%, Samuel Gesten, Vice President and General Counsel, 2014 salary of $323,000, and bonus target of 45%, Robin Hughes, Vice President, Research & Development and Regulatory, 2014 salary of $325,000, and bonus target of 40%, and James Francese, Vice President, Marketing, 2014 salary of $268,000, and bonus target of 40%.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the section entitled “Proposal One —Election of Directors” contained in the proxy statement (the “Proxy Statement”) for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 3, 2014.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled “Proposal One— Election of Directors” contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section entitled “General Information—Security Ownership of Certain Beneficial Owners and Management” and “Proposal One—Election of Directors” contained in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the section entitled “Proposal One— Election of Directors” contained in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Proposal Three— Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)	Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(3)
4.4	Form of Certificate for Common Stock, par value $0.01 per share.(4)
†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan and form of Option Grant and Stock Option Agreement.(5)
10.3	Indenture of Lease dated September 1, 1993, by and between the Company and FKT Associates and First through Third Additions Thereto.(6)
10.4	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates.(6)
10.5	Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates.(7)
10.6	Fourth Amendment to Indenture of Lease dated September 30, 2006, by and between the Company and FKT Associates.(1)
10.7	Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto.(8)
10.8	Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984.(7)
10.9	Seventh Lease Addition to Indenture of Lease dated September 30, 2006, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984.(1)
10.10	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC.(7)
10.11	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(9)
10.12	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(9)
10.13	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(9)
10.20	Patent License Agreement, dated January 1, 1996, with Eye Microsurgery Intersectoral Research and Technology Complex.(10)
†10.42	Form of Indemnification Agreement between the Company and certain officers and directors.(9)
10.59	Standard Industrial/Commercial Multi Tenant Lease — Gross dated October 6, 2005, entered into between the Company and Z & M LLC.(11)
10.64	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated March 21, 2007.(12)
†10.66	Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated as of November 27, 2007.(13)
10.69	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007.(14)

†10.70	Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 31, 2008.(15)
†10.76	Employment Agreement effective November 22, 2002 by and between the Company and Deborah Andrews.(16)
†10.77	Letter of the Company dated April 11, 2007 to Deborah Andrews, Vice President and Chief Financial Officer, regarding compensation.(16)
10.80	Credit Agreement between STAAR Japan Inc. and Mizuho Bank Inc., dated October 31, 2007.(17)
10.81	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated June 30, 2009.(17)
10.82	Basic Agreement on Unsterilized Intraocular Lens Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(18)
10.83	Basic Agreement on Injector Product Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(18)
10.84	Memorandum of Understanding Concerning Basic Agreements for Purchase and Sale between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(18)
10.85	Acrylic Preset supply Warranty Agreement between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(18)
10.86	Framework Agreement for Loans between Credit Suisse and STAAR Surgical AG, dated August 12, 2010. (19)
†10.88	Form of Executive Severance Agreement.(20)
†10.89	Form of Executive Change In Control Agreement.(20)
10.90	Standard Industrial/Commercial Single – Tenant Lease – Net dated August 17 , 2012, by and between the Company and Pacific Equity Partners, LLC.(21)
†10.91	Letter of the Company dated March 27, 2012 to Samuel Gesten, Vice President and General Counsel, regarding compensation.(23)
†10.92	Letter of the Company dated August 10, 2012 to James Francese, Vice President, Global Marketing, regarding compensation. (23)
10.93	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated December 28, 2012. (23)
†10.94	Amendment No. 2 to Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 7, 2012. (23)
†10.95	Letter of the Company dated May 8, 2007 to Robin S. Hughes, Vice President of Marketing, regarding compensation. (23)
†10.96	Letter of the Company dated August 7, 2013 to Stephen Brown, Vice President of Finance, and Chief Financial Officer, regarding compensation.(22)
†10.97	Form of Restricted Stock Unit award agreement.*
14.1	Code of Business Conduct and Ethics.(9)
21.1	List of Subsidiaries.*
23.1	Consent of BDO USA, LLP.*
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
†	Management contract or compensatory plan or arrangement
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28, 2007, as filed on March 12, 2008.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed on May 23, 2006.
(3)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed on May 1, 1998.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed on April 18, 2003.
(5)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 13, 2013, filed with the Commission on March 26, 2013.

(6)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 29, 2000, as filed on March 9, 2001.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2012, as filed on August 8, 2012.
(10)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended January 3, 1997, as filed on April 2, 1997.
(11)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 29, 2000, as filed on March 28, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed on November 9, 2005.
(12)	Incorporated by reference to the Company’s Current Report on form 8-K filed on March 21, 2007.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2007.
(14)	Incorporated by reference to the Company’s Current Report on form 8-K filed on December 17, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 2, 2009, as filed on November 12, 2009.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 1, 2010.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2010, as filed on November 10, 2010.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed on November 2, 2011.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K files on August 23, 2012.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2013.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012, as filed on March 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: March 12, 2014	By:	/s/ Barry G. Caldwell
Barry G. Caldwell
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry G. Caldwell Barry G. Caldwell	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2014

/s/ Stephen P. Brown Stephen P. Brown	Vice President, Chief Financial Officer (principal accounting and financial officer)	March 12, 2014

/s/ Mark B. Logan Mark B. Logan	Chairman of the Board, Director	March 12, 2014

/s/ John C. Moore John C. Moore	Director	March 12, 2014

/s/ Richard A. Meier Richard A. Meier	Director	March 12, 2014

/s/ Don Bailey Don Bailey	Director	March 12, 2014

/s/ Charles Slacik Charles Slacik	Director	March 12, 2014

/s/ Kathryn Tunstall Kathryn Tunstall	Director	March 12, 2014

STAAR SURGICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014, December 28, 2012, and December 30, 2011

STAAR SURGICAL COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
STAAR Surgical Company
Monrovia, CA

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and Subsidiaries (the “Company”) as of January 3, 2014 and December 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2014. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial schedule listed in Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company and Subsidiaries as of January 3, 2014 and December 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 12, 2014

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
January 3, 2014 and December 28, 2012
	2013	2012

	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$22,954	$21,675
Accounts receivable trade, net	10,731	8,543
Inventories, net	12,514	11,673
Prepaids, deposits and other current assets	3,503	2,183
Deferred income taxes	373	—
Total current assets	50,075	44,074
Property, plant and equipment, net	7,405	5,439
Intangible assets, net	1,380	2,142
Goodwill	1,786	1,786
Deferred income taxes	626	187
Other assets	659	1,131
Total assets	$61,931	$54,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,750	$5,850
Accounts payable	6,263	5,129
Deferred income taxes	739	439
Obligations under capital leases	288	829
Other current liabilities	6,372	5,702
Total current liabilities	18,412	17,949
Obligations under capital leases	141	488
Deferred income taxes	1,654	885
Asset retirement obligations	157	707
Pension liability	2,715	2,988
Total liabilities	23,079	23,017
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 37,911 and 36,423 shares issued and outstanding at January 3, 2014 and December 28, 2012, respectively	379	364
Additional paid-in capital	170,246	162,251
Accumulated other comprehensive income	282	1,580
Accumulated deficit	(132,055)	(132,453)
Total stockholders’ equity	38,852	31,742
Total liabilities and stockholders’ equity	$61,931	$54,759

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 3, 2014, December 28, 2012, and December 30, 2011

	2013	2012	2011

	(In thousands,
	except per share amounts)
Net sales	$72,215	$63,783	$62,765
Cost of sales	21,906	19,492	20,396
Gross profit	50,309	44,291	42,369
Selling, general and administrative expenses:
General and administrative	16,568	15,150	14,932
Marketing and selling	23,888	21,281	17,726
Research and development	6,708	6,444	5,868
Medical device excise tax	203	—	—
Other general and administrative expenses	2,242	2,636	1,060
Operating income (loss)	700	(1,220)	2,783
Other income (expense):
Interest income	59	59	32
Interest expense	(170)	(291)	(523)
Gain on foreign currency transactions	39	111	86
Other income, net	486	822	326
Other income (expense), net	414	701	(79)
Income (loss) before provision for income taxes	1,114	(519)	2,704
Provision for income taxes	716	1,244	1,356
Net income (loss)	$398	$(1,763)	$1,348

Net income (loss) per share – basic	$0.01	$(0.05)	$0.04
Net income (loss) per share – diluted	$0.01	$(0.05)	$0.04

Weighted average shares outstanding – basic	36,706	36,253	35,434
Weighted average shares outstanding – diluted	38,607	36,253	36,878

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended January 3, 2014, December 28, 2012, and December 30, 2011

	2013	2012	2011

	(In thousands)
Net income (loss)	$398	$(1,763)	$1,348
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(1,327)	(689)	211
Pension liability adjustment, net of tax	29	(136)	94
Other comprehensive income (loss)	(1,298)	(825)	305
Comprehensive income (loss)	$(900)	$(2,588)	$1,653

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended January 3, 2014, December 28, 2012, and December 30, 2011

(In thousands)
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (AOCI)	Retained Earnings (Accumulated Deficit)	Total
Balance, at December 31, 2010	35,084	$351	$152,014	$2,100	$(132,038)	$22,427
Net income	—	—	—	—	1,348	1,348
Other comprehensive income	—	—	—	305	—	305
Common stock issued upon exercise of options	851	9	3,334	—	—	3,343
Stock-based compensation	—	—	2,035	—	—	2,035
Vested restricted stock	106	1	(1)	—	—	—
Balance, at December 30, 2011	36,041	361	157,382	2,405	(130,690)	29,458
Net loss	—	—	—	—	(1,763)	(1,763)
Other comprehensive loss	—	—	—	(825)	—	(825)
Common stock issued upon exercise of options	324	3	1,511	—	—	1,514
Stock-based compensation	—	—	3,358	—	—	3,358
Vested restricted stock	58	—	—	—	—	—
Balance, at December 28, 2012	36,423	364	162,251	1,580	(132,453)	31,742
Net income	—	—	—		398	398
Other comprehensive loss	—	—	—	(1,298)	—	(1,298)
Common stock issued upon exercise of options	645	7	3,279	—	—	3,286
Common stock issued upon cashless exercise of warrants	485	5	(5)			—
Stock-based compensation		—	4,721			4,721
Unvested restricted stock	341	3	—			3
Vested restricted stock	17	—	—	—	—	—
Balance, at January 3, 2014	37,911	$379	$170,246	$282	$(132,055)	$38,852

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 3, 2014, December 28, 2012, and December 30, 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$398	$(1,763)	$1,348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,711	1,309	1,469
Amortization of intangibles	440	652	797
Deferred income taxes	104	143	367
Fair value adjustment of warrant	(27)	(335)	117
Change in net pension liability	162	205	257
Loss on disposal of property and equipment	200	131	13
Stock-based compensation expense	4,489	3,208	1,914
Accretion of asset retirement obligation	10	16	—
Provision for sales return and bad debt	263	77	(320)
Changes in working capital:
Accounts receivable trade, net	(2,938)	224	(435)
Inventories	(1,603)	(1,020)	(85)
Prepaids, deposits and other current assets	(1,063)	(298)	(145)
Accounts payable	367	1,014	480
Other current liabilities	842	(346)	(431)
Net cash provided by operating activities	3,355	3,217	5,346
Cash flows from investing activities:
Acquisition of property and equipment	(3,448)	(2,271)	(962)
Proceeds from the sale of property and equipment	—	—	26
Net change in other noncurrent assets	—	(4)	47
Decrease in restricted cash, including reinvested interest	—	129	—
Net cash used in investing activities	(3,448)	(2,146)	(889)
Cash flows from financing activities:
Borrowings under lines of credit	—	3,510	—
Repayment of capital lease lines of credit	(841)	(741)	(575)
Proceeds from the exercise of stock options	3,286	1,514	3,343
Net cash provided by financing activities	2,445	4,283	2,768
Effect of exchange rate changes on cash and cash equivalents	(1,073)	(261)	(19)
Increase in cash and cash equivalents	1,279	5,093	7,206
Cash and cash equivalents, at beginning of year	21,675	16,582	9,376
Cash and cash equivalents, at end of year	$22,954	$21,675	$16,582

See accompanying summary of accounting policies and notes to consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

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

As of January 3, 2014, the Company’s significant subsidiaries consisted of:

⋅	STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland to develop, manufacture and distribute certain of the Company’s products worldwide including ICLs.
⋅	STAAR Japan, a wholly owned subsidiary that markets and distributes Preloaded IOLs and ICLs.

The Company operates as one operating segment, the ophthalmic surgical market, for financial reporting purposes (see Note 16).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of STAAR Surgical and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated.

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  Fiscal year 2013 is based on a 53-week period, while fiscal years 2012 and 2011 are based on a 52-week period.

Foreign Currency

The functional currency of the Company and its Japanese subsidiary is the local currency. The functional currency of the Company’s Swiss subsidiary, STAAR Surgical AG, is the U.S. dollar. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component in the Consolidated Statement of Comprehensive Income (Loss).  During 2013 and 2012, the net foreign translation losses were $1,327,000 and $689,000, respectively, and in 2011 a net foreign translation gain of $211,000. Net foreign currency transaction gains, included in the consolidated statements of operations under other income (expense) were, $39,000, $111,000, and $86,000, respectively.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed or determinable; and collectability is reasonably assured.  The Company records revenue from non-consignment product sales when title and risk of ownership has been transferred, which is typically at shipping point, except for the STAAR Japan subsidiary, which is typically recognized when the product is received by the customer.  STAAR Japan does not have significant deferred revenues as of January 3, 2014 as delivery to the customer is generally made within the same or the next day of shipment. The Company presents sales tax it collects from its customers on a net basis (excluded from revenues).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

The Company’s products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs may be offered to surgeons and hospitals on a consignment basis.  The Company maintains title and risk of loss of consigned inventory and recognizes revenue for consignment inventory when the Company is notified that the IOL has been implanted.

ICLs are sold only to certified surgeons who have completed requisite training or for use in scheduled training surgeries. As a result, STAAR partially mitigates the risk that the revenue it recognizes on shipment of ICLs would need to be reversed because of a surgeon’s failure to qualify for its use.

The Company sells certain injector parts to an unrelated customer and supplier (collectively referred to as “supplier”)whereby these injector part sales are either made as a final sale to the supplier or, are sold to be reprocessed by the supplier into finished goods inventory (a preloaded acrylic IOL). These finished goods are then sold back to the Company at an agreed upon, contractual price. The Company makes a profit margin on either type of sale with the supplier and each type of sale is made under separate purchase and sales orders between the two parties resulting in cash settlement for the orders sold or repurchased. For parts that are sold as a final sale, the Company recognizes a sale consistent with its routine revenue recognition policies as disclosed in Note 1 and those sales are included as part of other sales in total net sales. For the injector parts that are sold to be reprocessed into finished goods, the Company does not recognize revenue on these sales in accordance with ASC 845-10, Purchases and Sales of Inventory with the Same Counterparty. Instead, the Company records the transaction at its carrying value, deferring any profit margin in inventory, until the finished good inventory is sold to an end-customer (not the supplier) at which point the Company records the sale and the related cost of sale, including the release of the deferred cost of sale in inventory, related to these finished goods.

For all sales, the Company is considered the principal in the transaction as the Company, among other factors, is the primary obligor in the arrangement, bears general inventory risk, credit risk, has latitude in establishing the sales price, is responsible for authorized and general sales returns risk and therefore, sales and cost of sales are reported separately in the statement of operations instead of a single, net amount.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

The Company generally permits returns of product if the product is returned within the time allowed by its return policies and records an allowance for estimated returns at the time revenue is recognized. The Company’s allowance for estimated returns considers historical trends and experience, the impact of new product launches, the entry of a competitor, availability of timely and pertinent information and the various terms and arrangements offered, including sales with extended credit terms.  Sales are reported net of estimated returns.

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

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on significant estimates and judgments of management with consideration given to materiality. significant estimates used include determining valuation allowances for uncollectible trade receivables, sales returns reserves, obsolete and excess inventory, deferred income taxes, and tax reserves, including valuation allowances for deferred tax assets, pension liabilities, evaluation of asset impairment, in determining the useful life of depreciable and definite-lived intangible assets, and in the variables and assumptions used to calculate and record stock-based compensation. Actual results could differ materially from those estimates.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Concentration of Credit Risk and Revenues

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. As of January 3, 2014 and December 28, 2012, there were no customers with trade receivables balances that represented 10% or more of consolidated trade receivables. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

A single customer has accounted for 11%, 11%, and 13% of the Company’s consolidated net sales in each of the last three fiscal years, respectively.

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
•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 – Inputs to the valuation methodology are unobservable; that reflect management’s own assumptions about the assumptions market participants would make and significant to the fair value.

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, prepaids and other current assets, accounts payable, other current liabilities and line of credit approximate their fair values because of the short maturity of these instruments.

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
Years Ended January 3, 2014 and December 28, 2012

(a)	Leasehold improvements are depreciated over the shorter of the useful life of the asset or the term of the associated leases.

Goodwill

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level, and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing. During the fourth quarter of fiscal 2013 and 2012, the Company performed its annual impairment test and determined that its goodwill was not impaired.  As of January 3, 2014 and December 28, 2012, the carrying value of goodwill was $1.8 million.

Long-Lived Assets

 The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long lived assets was conducted as of January 3, 2014 and no impairment was identified.

Amortization is computed on the straight-line basis, which is the Company’s best estimate of the pattern of economic benefits over the estimated useful lives of the assets which range from 3 to 20 years for patents, certain acquired rights and licenses, 10 years for customer relationships, and 3 to 10 years for developed technology.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Advertising Cost

Advertising costs, which are included in marketing and selling expenses, are expensed as incurred. Advertising costs were $2,100,000, $1,810,000, and $1,306,000 for 2013, 2012 and 2011, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, net operating loss and credit carryforwards, and uncertainty in income taxes, on a jurisdiction-by-jurisdiction basis. Valuation allowances, or reductions to deferred tax assets, are recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized or realizable in the jurisdiction in which they arise. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

The Company recognizes the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes.  The amount of tax benefit recorded, if any, is limited to the amount that is greater than 50 percent likely to be realized upon settlement with the taxing authority (that has full knowledge of all relevant information). Accrued interest, if any, related to uncertain tax positions is included as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating income or loss.  The Company does not have any uncertain tax positions as of any of the periods presented.  The Company did not incur significant interest and penalties for any period presented.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Basic and Diluted Net Income (Loss) Per Share

The Company has only one class of common stock and no participating securities which would require the two-class method of calculating basic earnings per share.  Basic per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding, net of unvested restricted stock, during the period.  Diluted per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of outstanding warrants, stock options, unvested restricted stock and restricted stock units, during the period, using the treasury-stock method.

Employee Defined Benefit Plans

The Company maintains a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary.  The Swiss Plan conforms to the features of a defined benefit plan.

The Company also maintains a noncontributory defined benefit pension plan which covers substantially all of the employees of STAAR Japan.

The Company recognizes the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return (asset returns and fair-value of plan assets are applicable for the Swiss Plan only). The fair values of plan assets are determined based on prevailing market prices (see Note 10).

Stock Based Compensation

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years (see Note 11).

The Company also issues restricted stock to its executive officers and Board of Directors (the Board), which are restricted and unvested common shares issued at fair market value on the date of grant. For the restricted shares issued to the Board, the restricted stock vests over a one-year service period and are subject to forfeiture (or acceleration, depending upon the circumstances) until vested or the service period is completed.  The Company has also issued performance accelerated restricted stock (PARS) to its executive officers which carry a three year service condition and a performance condition such that if the Company meets or exceeds certain predetermined performance metrics set by the Directors, up to one third of the grant vesting may be accelerated annually.  If the performance metrics are not achieved, the restricted stock vests after three years.  Restricted stock compensation expense is recognized on a straight-line basis over the requisite service period of one to three years for the Board and PARS grants, respectively, based on the grant-date fair value of the stock.  Restricted stock is considered legally issued and outstanding on the grant date (see Notes 11 and 15).

The Company issues restricted stock units (“RSUs”) under the 2013 RSU Plan (see Note 11), which is a performance contingent restricted stock award based upon the Company exceeding an internally established annual revenue target which is above the established annual revenue plan.  The RSUs contain both a performance and a service condition such that they vest after calculating the total financial performance for fiscal year 2013, at which time, if the internally established revenue target is met or exceeded and the grantee is still employed with the Company on the measurement date, which is one year after the grant date, the RSUs will become fully vested.  The Company recognizes compensation cost for the RSUs if and when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period based on the grant-date fair value of the stock.  The Company reassesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Once the RSUs are vested, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs are not included in total common shares issued and outstanding until vested (see Notes 11 and 15).

The Company accounts for options granted to persons other than employees and directors under Equity –Based Payments to Non-Employees. The fair value of such options is re-measured each reporting period using the Black-Scholes option-pricing model and income or expense is recognized over the vesting period for changes to the fair value for the unvested options.  As the options vest, no such re-measurement is necessary or performed.

Accounting for Warrants

The Company has issued certain warrants under an agreement that expressly provides that if the Company fails to satisfy continuous registration requirements the Company will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. The Company accounts for these warrants as equity because additional shares are the only form of settlement available to the holder. These warrants are only valued on the issuance date and not subsequently revalued. The Company uses the Black-Scholes option pricing model as the valuation model to estimate the fair value of all warrants.  See Note 11.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in two separate but not consecutive consolidated financial statements, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to the Company for the years ended January 3, 2014, December 28, 2012 and December 30, 2011 (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan- Japan	Defined Benefit Pension Plan- Switzerland	Accumulated Other Comprehensive Income
Balance, December 31, 2010	$2,584	$642	$(1,126)	$2,100
Other comprehensive income (loss)	211	(219)	403	395
Tax effect	-	-	(90)	(90)
Balance, December 30, 2011	2,795	423	(813)	2,405
Other comprehensive loss	(689)	(127)	(11)	(827)
Tax effect	-	-	2	2
Balance, December 28, 2012	2,106	296	(822)	1,580
Other comprehensive income (loss)	(861)	(126)	280	(707)
Tax effect	(466)	(63)	(62)	(591)
Balance, January 3, 2014	$779	$107	$(604)	$282

Prior Year Reclassifications

Certain reclassifications have been made to the prior financial statement information to conform to current presentation.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

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

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an investment in a Foreign Entity (Topic 830)” (ASU 2013-05), which provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions.  This new guidance is effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date.  Prior periods should not be adjusted and early adoption is permitted.  The Company plans to adopt this guidance during its quarter ending April 4, 2014 and does not expect the adoption to have any significant impact to its consolidated financial statements.

Note 2 — Accounts Receivable Trade, Net

Accounts receivable trade, net consisted of the following at January 3, 2014 and December 28, 2012 (in thousands):

	2013	2012
Domestic	$2,135	$1,222
Foreign	10,045	8,637
	12,180	9,859
Less allowance for doubtful accounts and sales returns	1,449	1,316
	$10,731	$8,543

Note 3 — Inventories, Net

Inventories, net consisted of the following at January 3, 2014 and December 28, 2012 (in thousands):

	2013	2012
Raw materials and purchased parts	$1,367	$1,946
Work in process	913	1,318
Finished goods	11,029	8,945
	13,309	12,209
Less inventory reserves	795	536
	$12,514	$11,673

Note 4 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following January 3, 2014 and December 28, 2012 (in thousands):

	2013	2012
Prepaids and deposits	$2,157	$1,672
Value added tax (VAT) receivable	618	307
Deferred charge for foreign profits	362	—
Other current assets	366	204
	$3,503	$2,183

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Note 5 — Property, Plant and Equipment

Property, plant and equipment consisted of the following at January 3, 2014 and December 28, 2012 (in thousands):

	2013	2012
Machinery and equipment	$16,225	$14,734
Furniture and fixtures	4,837	3,483
Leasehold improvements	6,552	5,281
	27,614	23,498
Less accumulated depreciation	20,209	18,059
	$7,405	$5,439

Depreciation expense for the years ended January 3, 2014, December 28, 2012, and December 30, 2011, was approximately $1.7 million, $1.3 million, and $1.5 million,  respectively.

Note 6 – Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	January 3, 2014			December 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,637	$(10,057)	$580	$10,786	$(9,875)	$911
Customer relationships	1,490	(894)	596	1,835	(917)	918
Developed technology	947	(743)	204	1,166	(853)	313
Total	$13,074	$(11,694)	$1,380	$13,787	$(11,645)	$2,142

Aggregate amortization expense for amortized intangible assets was $440,000, $652,000, and $797,000, for the years ended January 3, 2014, December 28, 2012, and December 30, 2011, respectively.

The following table shows estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter (in thousands):

Fiscal Year	Amount
2014	$374
2015	241
2016	239
2017	235
2018	36
Thereafter	255
Total	$1,380

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following at January 3, 2014 and December 28, 2012 (in thousands):

	2013	2012
Accrued salaries and wages	$1,630	$1,950
Accrued bonuses	935	500
Accrued severance	731	499
Accrued insurance	551	515
Accrued commissions	528	107
Accrued income taxes	485	451
Accrued audit expenses	328	396
Customer credit balances	153	324
Other(1)	1,031	960
	$6,372	$5,702

(1)No item in “Other” above exceeds 5% of total other current liabilities.

Note 8 —Liabilities

Lines of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on December 28, 2012, with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of January 3, 2014) and may be renewed annually (the current line expires on April 4, 2014).  The credit facility is not collateralized.  The Company had 500,000,000 Yen outstanding on the line of credit as of January 3, 2014 and December 28, 2012, (approximately $4.8 million and $5.8 million based on the foreign exchange rates on January 3, 2014 and December 28, 2012, respectively) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of January 3, 2014, there were no available borrowings under the line.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowing of up to 1,000,000 CHF (Swiss Francs) ($1.1 million at the rate of exchange on January 3, 2014), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a material qualification, as defined in the agreement, in STAAR Surgical independent auditors’ report. There were no borrowings outstanding as of January 3, 2014 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with covenants of its credit facilities and lines of credit as of January 3, 2014.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Asset Retirement Obligation

The Company recorded certain Asset Retirement Obligations (“ARO”), in accordance with ASC 410-20 in connection with the Company’s leased facilities in Japan that specifically relate to leasehold improvements made to the facility.  This liability arises from the Company’s obligation to return the facility to its “original condition”, as defined in the lease agreements.  The Company has recognized the fair value of the ARO liability obligation included in noncurrent liabilities.  During 2012, in connection with the Company’s decision to consolidate its manufacturing operations to the U.S. and close its Japanese manufacturing facility, which was completed in 2013, the Company obtained more current estimates of the costs to return the facility to its original condition as shown in the table below. The remaining ARO is for the existing offices under the current lease agreement expected to be settled upon expiration of the lease agreement in 2018.

The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	January 3,	December 28,
	2014	2012
Asset retirement obligation at beginning of the year	$707	$577
Increase (decrease) in estimated liabilities	(221)	169
Liabilities settled	(206)	—
Accretion expense	10	15
Impact of changes in the Japanese Yen	(133)	(54)
Asset retirement obligation at end of the year	$157	$707

Note 9 — Income Taxes

The provision for income taxes consists of the following (in thousands):

	2013	2012	2011
Current tax provision:
U.S. federal (benefit)	$(121)	$—	$—
State	12	11	13
Foreign	721	1,125	1,012
Total current provision	612	1,136	1,025
Deferred tax provision:
U.S. federal and state	—	—	—
Foreign provision	104	108	331
Total deferred provision	104	108	331
Provision for income taxes	$716	$1,244	$1,356

As of January 3, 2014, the Company had federal net operating loss carryforwards of $121.7 million available to reduce future income taxes. The federal net operating loss carryforwards expire in varying amounts between 2017 and 2032.  In California, the main state from which the Company conducts its domestic operations, the Company has state net operating losses of $70.5 million available to reduce future California income taxes. The California net operating loss carryfowards expire in varying amounts between 2014 and 2033 and, approximately $14.6 million of those net operating loss carryforwards, will expire over the next three years

The Company had accrued income taxes payable of $655,000 and $1,034,000 at January 3, 2014 and December 28, 2012, respectively, primarily due to taxes from foreign jurisdictions.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

The provision for income before taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	2013		2012		2011
Computed provision for taxes based on income at statutory rate	34.0%	$379	34.0%	$(176)	34.0%	$919
Increase (decrease) in taxes resulting from:
Permanent differences	3.2	35	(7.9)	41	1.4	37
State minimum taxes, net of federal income tax benefit	0.7	8	(1.4)	8	0.3	9
Stock options	—	—	(56.0)	290	—	—
State tax benefit	6.4	71	9.2	(48)	(4.3)	(116)
Tax rate difference due to foreign statutory rate	43.7	487	(43.8)	227	(19.7)	(529)
Foreign tax detriment (benefit)	—	—	3.1	(16)	11.6	312
Foreign earnings not permanently reinvested	(7.7)	(86)	(223.4)	1,158	29.1	788
Foreign dividend withholding	12.5	140	(22.1)	114	5.5	147
Expiration of charitable contribution carryover	0.2	2	(16.1)	83	—	—
Reserve	(10.9)	(121)	—	—	—	—
Other	6.4	71	1.1	(6)	1.4	37
Valuation allowance	(24.2)	(270)	83.2	(431)	(9.2)	(248)
Effective tax provision rate	64.3%	$716	(240.1)%	$1,244	50.1%	$1,356

Included in the state tax provision for 2013 is a decrease to the state deferred tax asset and corresponding decrease to the valuation allowance of $71,000. For 2012 and 2011, included in the state tax provision is an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $48,000 and $116,000, respectively.

Included in the deferred foreign tax provision for 2013 is decrease to the foreign deferred tax asset of $630,000 and corresponding decrease to the valuation allowance of $1,008,000. For 2012, there was an increase to the foreign deferred tax asset of $16,000 and corresponding increase to the valuation allowance. For 2011, there was an decrease to the foreign deferred tax asset and corresponding decrease to the valuation allowance of $312,000, respectively.

All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.  Accordingly, the Company provides withholding and U.S. taxes on all unremitted foreign earnings.  During 2013 and 2012 there were no withholding taxes paid to foreign jurisdictions and there were no earnings repatriated from foreign subsidiaries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of January 3, 2014 and December 28, 2012 are as follows (in thousands):

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

	2013	2012
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and sales returns	$21	$89
Inventories	11	190
Accrued vacation	375	534
State taxes	—	3
Accrued other expenses	105	187
Other	(137)	(111)
Valuation allowance	(741)	(1,331)
Total current deferred tax liabilities	$(366)	$(439)
Non-current deferred tax assets (liabilities):
Net operating loss carryforwards	50,409	51,533
Stock-based compensation	2,212	1,602
Business, foreign and AMT credit carryforwards	921	844
Capitalized R&D	525	605
Contributions	57	58
Pensions	731	877
Depreciation and amortization	360	202
Foreign tax withholding	(1,129)	(885)
Foreign earnings not permanently reinvested	(4,992)	(5,783)
Other	(40)	11
Valuation allowance	(50,082)	(49,762)
Total non-current deferred tax liabilities	$(1,028)	$(698)

As of January 3, 2014, the Company had net deferred tax liabilities in Switzerland of $1,683,000 (which included $1,129,000 of withholding taxes on unremitted foreign earnings) and net deferred tax assets of $289,000 in Japan included in the Company’s components of deferred income tax assets and liabilities table.  As of December 28, 2012, the Company had net deferred tax liabilities in Switzerland of $1,137,000 (which included $885,000 of withholding taxes on unremitted foreign earnings) included in the Company’s components of deferred income tax assets and liabilities table.

Valuation allowance

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. In evaluating the Company’s ability to recover the deferred tax assets within a jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporates assumptions including overall current and projected business and industry conditions, the amount of future federal, state, and foreign pretax operating income, the reversal of temporary differences and the successful implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating results. Valuation allowances, or reductions to deferred tax assets, are recognized if, based on the weight of all the available evidence, it is more likely than not that some portion or all of the deferred tax asset may not be realized.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

U.S. Jurisdiction

Due to the Company’s history of losses in the U.S., the valuation allowance fully offsets the value of U.S. deferred tax assets on the Company’s balance sheet as of January 3, 2014. Further, under Federal Tax Law Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.

Foreign Jurisdictions

STAAR Japan, Inc.

STAAR Surgical Company acquired its remaining ownership interest in STAAR Japan in 2008. Based on management's assessment of all available evidence at the time, including STAAR Japan’s history of cumulative losses, the Company concluded it was more likely than not that the net deferred tax assets would not be realized, and accordingly, a full valuation allowance was established. As of December 28, 2012, STAAR Japan’s valuation allowance was approximately $1.0 million.

During 2011 and 2012, the Company was engaged in a global restructuring strategy to consolidate global manufacturing into the U.S. to reduce costs, improve gross profit, enable use of significant net operating loss carryforwards in the U.S., and reduce income taxes in foreign jurisdictions. At the time, the Company manufactured its products in four facilities, two located in the U.S., and one of each located in Switzerland and Japan. Since that time, the Company has developed and begun implementing a plan to consolidate its manufacturing into a single site at its Monrovia, California location, to be substantially completed by the middle of 2014. During 2013, the Company completed the transfer of the manufacturing operations in Japan to the U.S.

An important change in connection with this global restructuring strategy was the conversion of STAAR Japan from a traditional principal manufacturer with unlimited manufacturing and inventory risk to a limited-risk distributor, or LRD. As an LRD, STAAR Japan does not bear manufacturing risk and has limited risk of maintaining inventory. This conversion was accomplished by contractually shifting these risks from STAAR Japan to STAAR AG, another wholly owned subsidiary of STAAR, as part of this global restructuring strategy.

STAAR Japan, although legally converted to an LRD at the end of 2012, continued to sell off its on-hand inventory from the end of 2012 through the first six months of 2013; consequently, it retained that inventory risk and functioned substantively as a principal entrepreneur during that period. Beginning in the third quarter of 2013, STAAR Japan began to operate as an LRD, both legally and economically, for STAAR AG. STAAR AG contractually assumed full principal manufacturing responsibility for its LRD (STAAR Japan), thereby allowing STAAR Japan to completely transfer the risks of being a principal manufacturer to STAAR AG. As a result of this change to an LRD, in the normal course of business, STAAR Japan no longer bears the risks of manufacturing its inventory and operates as a limited-risk distributor for STAAR AG. STAAR AG has engaged STAAR U.S. as its contract manufacturer for all of STAAR AG’s territory, including for Japan and China. Also, beginning in the third quarter of 2013, STAAR AG began selling inventory to STAAR Japan in order for STAAR Japan to market and distribute the products in its territory, principally in Japan and China, as an LRD. As a limited-risk distributor, STAAR Japan is contractually guaranteed to earn a fixed return on its net sales. The rate of return is consistent with what a limited-risk distributor would earn in a distribution agreement of similar risks and responsibilities with an unrelated party as determined by formal transfer price studies conducted by the Company in connection with its global manufacturing consolidation strategy.

As a result of this change from a principal manufacturer to a limited-risk distributor with a guaranteed return, STAAR Japan achieved a three-year cumulative pretax income in the third quarter of 2013, as measured from the beginning of the fourth quarter of 2010 through the end of the third quarter of 2013. Based on these results and management’s consideration of all available positive and negative evidence, including the projected pretax income that STAAR Japan is contractually guaranteed to earn as an LRD, management concluded that, at September 27, 2013 and at January 3, 2014, it is more likely than not that STAAR Japan’s deferred tax assets would be realized. Accordingly, STAAR Japan fully released its remaining valuation allowance against net deferred tax assets based on the weight of positive evidence that existed at September 27, 2013. This release amounted to approximately $433,000 of income tax benefit recorded in the consolidated financial statements for the three and nine months ended September 27, 2013 (as translated using the Japanese Yen exchange rate on September 27, 2013). The valuation allowance as of December 28, 2012 of $1.0 million was reduced to $433,000 primarily due to the utilization of STAAR Japan’s net operating loss carryover during the nine months ended September 27, 2013. As of January 3, 2014, STAAR Japan’s net deferred tax assets of $289,000, including the remaining net operating loss carryover of $20,000 (as translated using the Japanese Yen exchange rate on January 3, 2014), are included above in the table of components of deferred income tax assets and liabilities.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

STAAR Surgical AG

Due to STAAR Surgical AG’s history of profits, the deferred tax assets are considered fully realizable. Included in deferred tax assets and liabilities of STAAR AG is noncurrent deferred tax assets of $185,000 and $187,000 as of January 3, 2014 and December 28, 2012, respectively.

Other Income Tax Disclosures

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2010 – 2012
California	2009 – 2012
Switzerland	2011 – 2012
Japan	2008 – 2012

Income (loss) from continuing operations before provision for income taxes is as follows (in thousands):

	2013	2012	2011
Domestic	$(2,131)	$(2,967)	$(2,145)
Foreign	3,245	2,448	4,849
	$1,114	$(519)	$2,704

Note 10 – Employee Benefit Plans

The Company maintains a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary, which is accounted for as a defined benefit plan.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

The following table shows the changes in the benefit obligation and plan assets and the Swiss Plan’s funded status as of January 3, 2014 and December 28, 2012:

	2013	2012
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$4,853	$4,710
Service cost	320	301
Interest cost	101	116
Participant contributions	239	234
Benefits paid	(157)	(639)
Actuarial (gain) loss on obligation	(173)	131
Projected benefit obligation, end of period	$5,183	$4,853
Change in Plan Assets:
Plan assets at fair value, beginning of period	$3,053	$3,058
Actual return on plan assets (including foreign currency impact)	144	166
Employer contributions	239	234
Participant contributions	239	234
Benefits paid	(158)	(639)
Plan assets at fair value, end of period	$3,517	$3,053

Funded status (pension liability), end of year	$(1,666)	$(1,800)
Amount Recognized in Accumulated Other Comprehensive Loss, net of tax:
Actuarial loss on plan assets	$(521)	$(558)
Actuarial loss on benefit obligation	(331)	(466)
Actuarial gain recognized in current year	247	205
Accumulated other comprehensive loss	$(605)	$(819)

Accumulated benefit obligation at end of year	$(4,824)	$(4,410)

The underfunded balance of $1,666,000 and $1,800,000 was included in other long-term liabilities on the consolidated balance sheets as of January 3, 2014 and December 28, 2012, respectively.

Net periodic pension cost associated with the Swiss Plan during the years ended January 3, 2014, December 28, 2012, and December 30, 2011 include the following components (in thousands):

	2013	2012	2011
Service cost	$320	$301	$414
Interest cost	101	116	127
Expected return on plan assets	(96)	(100)	(101)
Actuarial loss recognized in current year	55	54	97
Prior service loss recognized in current year	—	—	—
Transition obligation recognized in current year	—	—	—
Amendments	—	—	—
Net periodic pension cost	$380	$371	$537

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Changes in other comprehensive loss, net of tax, associated with the Swiss Plan in the year ended January 3, 2014 and December 28, 2012 include the following components (in thousands):

	2013	2012
Current year actuarial gain on plan assets, net of tax	$37	$50
Current year actuarial (loss) gain on benefit obligation, net of tax	135	(101)
Actuarial gain recorded in current year, net of tax	46	42
Prior service cost	—	—
Change in other comprehensive loss	$218	$(9)

The amount in accumulated other comprehensive income (loss) as of January 3, 2014 that is expected to be recognized as a component of the net periodic pension costs during fiscal year 2014 is $24,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on January 3, 2014 and December 28, 2012 using the following assumptions:

	2013	2012
Discount rate	2.50%	2.00%
Salary increases	2.00%	2.00%
Expected return on plan assets	3.00%	3.00%
Expected average remaining working lives in years	10.50	10.30

The discount rates of 2.50% and 2.00% as of January 3, 2014 and December 28, 2012, respectively are based on an assumed pension benefit maturity of 10 to 15 years. The rate was estimated using the rate of return for high quality Swiss corporate bonds that mature in eight years. This maturity was used as there are significant numbers of high quality Swiss bonds, but very few bonds issued with maturities with longer lives. As of January 3, 2014 and December 28, 2012 the average rate for high quality Swiss corporate bonds was 2.00%. In order to determine an appropriate discount rate, the eight year rate of return was then extrapolated along the yield curve of Swiss government bonds.

The salary increase rate was based on the Company’s best estimate of future increases over time.

The expected long-term rate of return on plan assets is based on the expected asset allocation and assumptions concerning long-term interest rates, inflation rates, and risk premiums for equities above the risk-free rates of return. These assumptions take into consideration historical long-term rates of return for relevant asset categories.

The Company has contracted with the Allianz Suisse Life Insurance Company’s BVG Collective Foundation (“Foundation”) to manage the Swiss Plan. The Swiss pension funds are legally independent from the employer and are regulated by Swiss federal law. The investment strategy is determined by the Foundation and this applies to all its members. However, the funds contributed by an employer are specifically earmarked only for its employees. The unfunded obligations of a plan are not borne by the remaining participating employers. Vested benefits have to be paid to terminated employees and they are generally rolled over into the pension fund of their new employer. Since the Swiss Plan assets are comingled with other plans’ assets within the Foundation, the individual allocation of the assets cannot be determined. The Foundation typically invests in bonds, equities, mortgage and real estate.

In fiscal 2014, the Company expects to make cash contributions totaling approximately $286,000 to the Swiss Plan.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Fiscal Year
2014	$54
2015	54
2016	57
2017	60
2018	64
2019 – 2023	386
Total	$675

Defined Benefit Plan-Japan

STAAR Japan maintains a noncontributory defined benefit pension plan (“Japan Plan”) substantially covering all of the employees of STAAR Japan.  Benefits under the Japan Plan are earned, vested and accumulated based on a point-system, primarily based on the combination of years of service, actual and expected future grades (management or non-management) and actual and future zone (performance) levels of the employees.  Each point earned is worth a fixed monetary value, 1,000 Yen per point, regardless of the level grade or zone of the employee.  Gross benefits are calculated based on the cumulative number of points earned over the service period multiplied by 1,000 Yen.  The mandatory retirement age limit is 60 years old.

STAAR Japan administers the pension plan and funds the obligations of the Japan Plan from STAAR Japan’s operating cash flows.   STAAR Japan is not required, and does not intend to provide contributions to the Plan to meet benefit obligations and therefore does not have any plan assets.  Benefit payments are made to beneficiaries as they become due.

The funded status of the benefit plan at January 3, 2014 and December 28, 2012 is as follows:

	2013	2012
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$1,188	$1,108
Service cost	158	185
Interest cost	8	13
Actuarial loss	47	63
Benefits paid	(123)	(65)
Foreign exchange adjustment	(229)	(116)
Projected benefit obligation, end of period	$1,049	$1,188
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—

Funded status (pension liability), end of period	$(1,049)	$(1,188)

Amount Recognized in Accumulated Other Comprehensive Income, net of tax:
Transition obligation	$81	$117
Actuarial gain	191	353
Prior service cost	17	28
Net loss	(184)	(204)
Accumulated other comprehensive income	$105	$294

Accumulated benefit obligation at end of year	$(857)	$(972)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

The underfunded balance of $1,049,000 and $1,188,000, respectively, was included in other long-term liabilities on the consolidated balance sheets as of January 3, 2014 and December 28, 2012, respectively.

Net periodic pension cost associated with the Japan Plan for the years ended January 3, 2014, December 28, 2012 and, December 30, 2011 includes the following components (in thousands):

	2013	2012	2011
Service cost	$158	$185	$174
Interest cost	8	13	6
Net amortization of transition obligation	12	16	16
Actuarial gain	(31)	(58)	(117)
Prior service cost (credit)	(1)	(1)	(1)
Net periodic pension cost	$146	$155	$78

Changes in other comprehensive income, net of tax, associated with the Japan Plan for the years ended January 3, 2014 and December 28, 2012 include the following components (in thousands):

	2013	2012
Amortization of net transition obligation	$12	$16
Amortization of actuarial loss	(47)	(62)
Actuarial loss recorded in current year	(153)	(80)
Amortization prior service cost	(1)	(1)
Change in other comprehensive income	$(189)	$(127)

The amount in accumulated other comprehensive income as of January 3, 2014 that is expected to be recognized as a component of the net periodic pension cost in fiscal 2014 is approximately $9,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated on January 3, 2014 and December 28, 2012 using the following assumptions:

	2013	2012
Discount rate	0.90%	0.80%
Salary increases	4.70%	3.00%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	7.48	8.88

The discount rate of 0.90% as of January 3, 2014 and the discount rate of 0.80% as of December 28, 2012 are based on the approximate Japanese government bond rate with a term of 10 to 20 years.

The salary increase average rate was based on the Company’s best estimate of future increases over time.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Fiscal Year
2014	$45
2015	58
2016	75
2017	120
2018	72
2019 – 2023	390
Total	$760

Defined Contribution Plan

The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in North America. During the fiscal year ended January 3, 2014, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to the $17,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations (with a $5,500 annual catch-up contribution permitted for those over 50 years old). The Company makes a contribution of 50% of the employee’s contribution up to the first 6% of the employee’s compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.  During the years ended January 3, 2014, December 28, 2012, and December 30, 2011, the Company made contributions, net of forfeitures, of $270,000, $284,000, and $150,000, respectively, to the 401(k) Plan.

Note 11 — Stockholders’ Equity

Common Stock

During fiscal year 2013, the Company issued 153,600 shares of restricted stock to certain employees and the Board of Directors. Restricted shares are issued at fair market value on the date of grant, vest over a period of one to three years, and are subject to forfeiture until vested or the service period is achieved and the restriction is lapsed or terminated.    As of January 3, 2014, none of the 2013 grants had vested. Restricted stock is issued and outstanding for legal and voting purposes but are not considered to be participating securities as defined by ASC 260, Earnings per Share, as restricted stock dividends, if any declared, are forfeitable if the service condition is not met (see Note 15).

Stock-Based Compensation

Stock-based compensation expense is set forth below (in thousands):

	Fiscal Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Employee stock options	$2,683	$2,595	$1,361
Restricted stock	999	590	466
Restricted stock units	589	—	—
Consultant compensation	218	23	87
Total	$4,489	$3,208	$1,914

There was no net income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense for non-qualified stock options, as the Company fully offsets net deferred tax assets with a valuation allowance (see Note 9).  In addition, the Company capitalized $232,000, $150,000, and $121,000, of stock-based compensation to inventory as of January 3, 2014, December 28, 2012, and December 30, 2011, respectively, and recognizes these amounts as cost of sales as the inventory is sold. The Company does not recognize deferred income taxes for incentive stock option compensation expense, and records a tax deduction only when a disqualified disposition has occurred (see Note 9).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Stock Option Plans

In fiscal year 2003, the Board of Directors approved the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) authorizing awards of equity compensation, including options to purchase common stock and restricted shares of common stock. On May 13, 2013, the stockholders of STAAR approved the Restated 2003 Omnibus Plan, which increased the number of shares available for grants under the Plan by 1,250,000 shares. As of January 3, 2014, all outstanding options have been issued under a plan approved by our stockholders.

As of January 3, 2014, approximately 1,363,000 shares were authorized and available for grants under the 2003 Omnibus Plan. The 2003 Plan provides for various forms of stock-based incentives. To date, of the available forms of awards under the 2003 Plan, the Company has granted only stock options, restricted stock and restricted stock units. Options under the plan are granted at fair market value on the date of grant, become exercisable generally over a three- or four-year service period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Plan). The Company settles stock option exercises with newly issued shares of common stock. Restricted stock grants under the 2003 Plan generally vest over a period of one, three or four years. Restricted stock units generally vest over a period of one year if both performance and service conditions have been met, as further described below.

Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of new stock option grants and establish that fair value on the date of grant using the assumptions noted in the following table. Additionally, all option valuation models require the input of highly subjective assumptions including the expected life of the option and expected stock price volatility. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and optionee termination experience. The expected term of options granted is derived from the historical exercise and activity from the time of grant to the time of exercise or post-vesting cancellation date, and represents the period of time that options granted are expected to be outstanding.  The Company has determined an estimated 9.92% forfeiture rate used in the model for fiscal year 2013 option grants based on historical forfeiture experience.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to determine the fair value estimates of options granted:

	Fiscal Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Expected dividend yield	0%	0%	0%
Expected volatility	71%	79%	77%
Risk-free interest rate	0.73%	0.82%	1.82%
Expected term (in years)	4.12	5.21	5.49

A summary of option activity under the Plan as of January 3, 2014 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 28, 2012	3,376	$5.89
Granted	603	6.77
Exercised	(645)	5.10
Forfeited or expired	(35)	8.53
Outstanding at January 3, 2014	3,299	$6.17	6.27	$32,745
Exercisable at January 3, 2014	2,168	$5.30	5.04	23,405

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

The weighted-average grant-date fair value of options granted during the fiscal years ended January 3, 2014, December 28, 2012, and December 30, 2011, was $3.51, $6.65, and $3.85, per option, respectively.  The total fair value of options vested during fiscal years ended January 3, 2014, December 28, 2012, and December 30, 2011, was $3,084,000, $1,830,000, and $1,049,000, respectively. The total intrinsic value of options exercised during the fiscal years ended January 3, 2014, December 28, 2012, and December 30, 2011, was $3,894,000, $1,240,000, and $2,533,000, respectively.

 As of January 3, 2014, there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.64 years.

The following table summarizes information about stock options outstanding and exercisable at January 3, 2014 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding at January 3, 2014	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at January 3, 2014	Weighted- Average Exercise Price
$0.95	29	5.24 Years	$0.95	29	$0.95
$1.56 to $2.30	320	4.30 Years	$2.19	320	$2.19
$2.45 to $3.60	177	5.48 Years	$3.29	177	$3.29
$3.75 to $5.29	506	3.16 Years	$4.22	497	$4.20
$5.34 to $7.32	1,457	6.96 Years	$5.71	817	$5.89
$7.50 to $13.34	810	7.94 Years	$10.61	328	$10.00
	3,299	6.27 Years	$6.17	2,168	$5.30

Warrants

On December 14, 2007, the Company entered into a Warrant Agreement with Broadwood Partners, L.P. (“Broadwood”) granting the right to purchase up to 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years.  On December 12, 2013, Broadwood exercised these warrants with a “cashless” exercise (net share settlement) as allowed for under the original Warrant Agreement (“cashless exercise”).  Under the terms of the cashless exercise, the Company issued 485,456 shares of common stock to Broadwood and simultaneously withheld 214,544 shares of common stock as consideration for the $2.8 million aggregate ($4.00 per share) exercise price owed by Broadwood to the Company, the number of shares withheld determined using the Company’s average 21-day per share closing stock price preceding the exercise date.

On June 1, 2009, the Company issued warrants to Broadwood, pursuant to a Warrant Agreement, granting the right to purchase up to an additional 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years, which remain outstanding.  The warrants are accounted for as an equity instrument.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

The Warrant Agreement provides that the Company will register the shares issuable upon exercise of the warrants with the Securities Exchange Commission.  The Company filed and secured effectiveness of a registration statement covering resale of the shares.  If the Company fails to keep the registration statement effective and the lapse exceeds permitted suspensions, as the holder’s sole remedy, the Company will be obligated to issue an additional 30,000 warrants (“Penalty Warrants”) for each month that the Company does not meet this effectiveness requirement through the term of the remaining warrants, June 1, 2015.  The Company does not consider the issuance of Penalty Warrants likely.

The fair value of the warrants was estimated on the issuance date, June 1, 2009, using a Black-Scholes option valuation model applying the assumptions noted in the following table:

As of June 1, 2009
Common stock price per share	$1.01
Number of warrants	700,000
Expected dividends	0%
Expected volatility	74.4%
Risk-free rate	3.28%
Life (in years)	6.0

A summary of the warrants activity is provided below:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 28, 2012	1,470	$4.10
Granted	—	—
Exercised	(700)	4.00
Forfeited or expired	(70)	6.00
Outstanding at January 3, 2014	700	$4.00	1.41	$8,470
Exercisable at January 3, 2014	700	$4.00	1.41	$8,470

Restricted stock

A summary of restricted stock as of January 3, 2014 is presented below:

	Shares (000’s)	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 28, 2012	205	$8.48
Granted	154	6.58
Forfeited	—	—
Vested	(18)	9.90
Outstanding at January 3, 2014	341	$7.55

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Restricted Stock Units

In March 2013, pursuant to the Company’s Amended and Restated 2003 Omnibus Equity Incentive Plan, the Compensation Committee approved a 2013 Restricted Stock Unit Plan (“2013 RSU Plan”), which is a performance contingent restricted stock award. On March 4, 2013, the Company granted 135,000 RSUs as presented in the table below with vesting subject to a performance and service condition. As of January 3, 2014, although the Company had achieved the performance target, none of the RSUs were vested due to not having met the service condition date, which is March 12, 2014.

A summary of restricted stock units as of January 3, 2014 is presented below:

	Units (000’s)	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 28, 2012	—	$—
Granted	135	5.34
Forfeited	—	—
Vested	—	—
Outstanding at January 3, 2014	135	$5.34

Note 12 — Commitments and Contingencies

Lease Obligations and Firm Commitment

The Company leases certain property, plant and equipment under capital and operating lease agreements. These leases vary in duration and contain renewal options and/or escalation clauses.  Current and long-term obligations under capital leases are included in the Company’s consolidated balance sheets.

Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of January 3, 2014 were as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2014	$2,058	$303
2015	1,817	142
2016	1,715	6
2017	1,731	—
2018	257	—
Thereafter	429	—
Total minimum lease payments	$8,007	$451
Less amounts representing interest	—	22
	$8,007	$429

Rent expense was approximately $1.5 million, $1.9 million, and $1.8 million, for the years ended January 3, 2014, December 28, 2012, and December 30, 2011, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

The Company had the following assets under capital lease at January 3, 2014 and December 28, 2012 (in thousands):

	2013	2012
Machinery and equipment	$3,922	$3,923
Furniture and fixtures	611	946
Leasehold improvements	155	155
	4,688	5,024
Less accumulated depreciation	3,984	3,576
	$704	$1,448

Depreciation expense for assets under capital lease for each of the years ended January 3, 2014, December 28, 2012, and December 30, 2011, was approximately $566,000, $522,000, and $615,000, respectively.

As of January 3, 2014, the Company has a firm commitment of $800,000 which it is obligated to fulfill in the following twenty-four month period solely to be used for the acquisition of property and equipment.  Once fulfilled, the property and equipment acquired under the firm commitment will be treated as assets acquired under a capital lease. The Company also has a minimum purchase commitment of $1,064,000 with a supplier for purchase of certain finished goods inventory.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Note 13 — Related Party Transactions

The Company has made various advances to certain employees.   Amounts due from employees included in prepaids, deposits, and other current assets at January 3, 2014 and December 28, 2012 were $34,000 and $11,000, respectively.

Note 14 — Supplemental Disclosure of Cash Flow Information

Interest paid was $153,000, $270,000, and $471,000, for the years ended January 3, 2014, December 28, 2012, and December 30, 2011, respectively. Income taxes paid amounted to approximately $1,534,000, $241,000, and $649,000, for the years ended January 3, 2014, December 28, 2012, and December 30, 2011, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

Non-cash investing and financing activities:	2013	2012	2011
Assets obtained by capital lease	$—	$527	$331
Purchase of property and equipment included in accounts payable	$881	$—	$—

Note 15 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	2013	2012	2011
Numerator:
Net income (loss)	$398	$(1,763)	$1,348
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	37,017	36,433	35,578
Less: Unvested restricted stock	(311)	(180)	(144)
Denominator for basic calculation	36,706	36,253	35,434
Weighted average effects of potentially dilutive common stock:
Stock options	1,235	—	859
Unvested restricted stock	177	—	—
Restricted stock units	75	—	—
Warrants	414	—	585
Denominator for diluted calculation	38,607	36,253	36,878

Net income (loss) per share – basic	$0.01	$(0.05)	$0.04
Net income (loss) per share - diluted	$0.01	$(0.05)	$0.04

The following table sets forth (in thousands) the weighted average number of options and warrants to purchase shares of common stock and restricted stock which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	2013	2012	2011
Options	1,109	1,632	1,101
Warrants	—	746	—
Restricted stock	—	180	144
Total	1,109	2,558	1,245

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Note 16 — Geographic and Product Data

The Company markets and sells its products in approximately 60 countries and has manufacturing sites in the United States and Switzerland. Other than the United States, Japan, Korea, China, and Spain, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s sales to unaffiliated customers is set forth below (in thousands):

Net sales to unaffiliated customers	2013	2012	2011
United States	$12,851	$12,427	$13,852
Japan	17,666	16,692	15,690
Korea	7,743	6,713	8,142
China	8,618	8,406	6,354
Spain	4,867	—	—
Others*	20,470	19,545	18,727
Total	$72,215	$63,783	$62,765

*No other location individually exceeds 5% of total sales.

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are IOLs used in cataract surgery and ICLs used in refractive surgery.  The composition of the Company’s net sales by product line is as follows (in thousands):

Net sales by product line	2013	2012	2011
ICLs	$44,128	$35,080	$32,072
IOLs	24,153	25,971	27,547
Other surgical products	3,934	2,732	3,146
Total	$72,215	$63,783	$62,765

The composition of the Company’s long-lived assets, consisting of property and equipment, between those in the United States, Switzerland, and Japan is set forth below (in thousands):

Long-lived assets	2013	2012
U.S.	$6,096	$3,052
Switzerland	849	984
Japan	460	1,403
Total	$7,405	$5,439

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 3, 2014 and December 28, 2012

Note 17 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for fiscal 2013 and 2012 is as follows (in thousands except per share data):

January 3, 2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net sales	$18,001	18,164	17,106	18,944
Gross profit	12,654	12,620	12,059	12,976
Net income (loss)	471	278	525	(876)

Net income (loss) per share – basic	0.01	0.01	0.01	(0.02)
Net income (loss) per share – diluted	0.01	0.01	0.01	(0.02)

December 28, 2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net sales	$15,509	$15,942	$15,866	$16,466
Gross profit	10,901	11,045	11,176	11,168
Net income (loss)	232	(491)	(90)	(1,414)

Net income (loss) per share – basic	0.01	(0.01)	(0.00)	(0.04)
Net income (loss) per share – diluted	0.01	(0.01)	(0.00)	(0.04)

Quarterly and year-to-date computations of net income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 18 — Manufacturing Consolidation Project and Tax Strategy

From fiscal 2011 through 2013, the Company has devoted significant resources to two initiatives: a project to consolidate global manufacturing, and development of a strategy to optimize its global organization for tax purposes. The goal of these strategies is to further improve upon gross profit margin by streamlining operations, thereby reducing costs and to increase profits in the U.S., to enable the Company to utilize its $121.7 million in net operating loss carryforwards and at the same time, reduce income taxes in foreign jurisdictions where it pays tax. STAAR currently manufactures its products in four facilities worldwide. It has developed a plan to methodically consolidate its manufacturing in a single site at its Monrovia, California location which is expected to be substantially completed during 2014.

The Company has invested approximately $5.9 million over a three-year period, of which it incurred approximately $2.2 million during 2013. These expenses are included in the other general and administrative expenses in the consolidated statement of operations for the year ended January 3, 2014. Expenditures to date have largely consisted of severance, employee costs, professional fees to advisors and consultants.

A summary of the activity for these initiatives is presented below as of January 3, 2014 (in thousands):

	Termination Benefits	Other Associated Costs	Total
Liability at December 28, 2012	$504	$293	$797
Costs incurred and charged to expense	481	1,761	2,242
Cash payments	(254)	(2,026)	(2,280)
Liability at January 3, 2014	$731	$28	$759

Total costs incurred to date	$1,381	$4,558	$5,939
Total costs expected	$1,592	$4,608	$6,200
Total costs remaining	$211	$50	$261

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

	(In thousands)
2013
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,316	$263	$130	$1,449
Deferred tax asset valuation allowance	51,093	744	1,014	50,823
	$52,409	$1,007	$1,144	$52,272
2012
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,128	$255	$67	$1,316
Deferred tax asset valuation allowance	51,571	—	478	51,093
	$52,699	$255	$545	$52,409
2011
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,423	$195	$489	$1,128
Deferred tax asset valuation allowance	51,689	—	118	51,571
	$53,112	$195	$607	$52,699

