Form 10-Q
period 2014-04-04
STAAR SURGICAL CO
filed 2014-05-13
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 4, 2014
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

The registrant has 38,391,311 shares of common stock, par value $0.01 per share, issued and outstanding as of May 6, 2014.

STAAR SURGICAL COMPANY

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	April 4, 2014	January 3, 2014
ASSETS

Current assets:
Cash and cash equivalents	$21,070	$22,954
Accounts receivable trade, net	11,101	10,731
Inventories, net	13,785	12,514
Prepaids, deposits and other current assets	4,770	3,503
Deferred income taxes	377	373
Total current assets	51,103	50,075
Property, plant and equipment, net	8,832	7,405
Intangible assets, net	1,288	1,380
Goodwill	1,786	1,786
Deferred income taxes	631	626
Other assets	668	659
Total assets	$64,308	$61,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$4,800	$4,750
Accounts payable	6,161	6,263
Deferred income taxes	738	739
Obligations under capital leases	265	288
Other current liabilities	6,379	6,372
Total current liabilities	18,343	18,412
Obligations under capital leases	119	141
Deferred income taxes	1,683	1,654
Asset retirement obligations	130	157
Pension liability	2,775	2,715
Total liabilities	23,050	23,079

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; 38,123 and 37,911 shares issued and outstanding at April 4, 2014 and January 3, 2014, respectively	381	379
Additional paid-in capital	174,007	170,246
Accumulated other comprehensive income	284	282
Accumulated deficit	(133,414)	(132,055)
Total stockholders’ equity	41,258	38,852
Total liabilities and stockholders’ equity	$64,308	$61,931

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 4, 2014	March 29, 2013

Net sales	$20,178	$18,001
Cost of sales	6,294	5,347

Gross profit	13,884	12,654

General and administrative	5,396	3,958
Marketing and selling	6,138	5,286
Research and development	3,484	1,366
Medical device tax	40	59
Other general and administrative expenses	168	901

Operating income (loss)	(1,342)	1,084

Other income (expense):
Interest income	9	35
Interest expense	(33)	(83)
Gain (loss) on foreign currency transactions	66	(341)
Other income, net	160	90
Total other income (expense), net	202	(299)

Income (loss) before provision for income taxes	(1,140)	785
Provision for income taxes	219	314
Net income (loss)	$(1,359)	$471

Net income (loss) per share – basic	$(0.04)	$0.01
Net income (loss) per share – diluted	$(0.04)	$0.01

Weighted average shares outstanding – basic	37,794	36,427
Weighted average shares outstanding – diluted	37,794	37,418

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2014	March 29, 2013
Net income (loss)	$(1,359)	$471
Other comprehensive income (loss):
Defined Benefit Pension Plans:
Net change in plan assets	(11)	(11)
Reclassification into earnings	6	8
Foreign currency translation	11	(672)
Tax effect	(4)	—
Other comprehensive income (loss), net of tax	2	(675)
Comprehensive loss	$(1,357)	$(204)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2014	March 29, 2013
Cash flows from operating activities:

Net income (loss)	$(1,359)	$471
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	453	369
Amortization of intangibles	106	117
Deferred income taxes	24	7
Fair value adjustment of warrant	—	(27)
Gain on disposal of property and equipment	—	(28)
Change in net pension liability	45	58
Stock-based compensation expense	1,500	1,034
Accretion of asset retirement obligation	1	5
Provision for sales return and bad debt expense	(55)	27
Changes in working capital:
Accounts receivable	(295)	(322)
Inventories	(1,137)	288
Prepaids, deposits and other current assets	(1,270)	(581)
Accounts payable	(610)	(1,328)
Other current liabilities	3	(522)
Net cash used in operating activities	(2,594)	(432)

Cash flows from investing activities:
Acquisition of property and equipment	(1,414)	(1,218)
Net cash used in investing activities	(1,414)	(1,218)

Cash flows from financing activities:
Repayment of capital lease obligations	(46)	(242)
Proceeds from exercise of stock options	2,188	23
Net cash provided by (used in) financing activities	2,142	(219)

Effect of exchange rate changes on cash and cash equivalents	(18)	(563)

Decrease in cash and cash equivalents	(1,884)	(2,432)
Cash and cash equivalents, at beginning of the period	22,954	21,675
Cash and cash equivalents, at end of the period	$21,070	$19,243

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 4, 2014

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of January 3, 2014 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014.

The condensed consolidated financial statements for the three months ended April 4, 2014 and March 29, 2013, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended April 4, 2014 and March 29, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Prior Year Reclassifications

Certain reclassifications have been made to the prior periods’ unaudited condensed financial statements and related note disclosures to conform to current period’s presentation.

Note 2 — Inventories

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or market and consisted of the following (in thousands):

	April 4,	January 3,
	2014	2014
Raw materials and purchased parts	$1,281	$1,367
Work-in-process	1,032	913
Finished goods	12,448	11,029
	14,761	13,309
Less: inventory reserves	976	795
	$13,785	$12,514

Note 3 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	April 4,	January 3,
	2014	2014
Prepaids and deposits	$2,820	$2,157
Value added tax (VAT) receivable	681	618
Deferred charge for foreign profits	280	362
Other current assets	989	366
	$4,770	$3,503

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	April 4,	January 3,
	2014	2014
Machinery and equipment	$17,011	$16,225
Furniture and fixtures	4,980	4,837
Leasehold improvements	7,516	6,552
	29,507	27,614
Less: accumulated depreciation	20,675	20,209
	$8,832	$7,405

Note 5 – Amortizable Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	April 4, 2014			January 3, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,644	(10,114)	$530	$10,637	$(10,057)	$580
Customer relationships	1,506	(941)	565	1,490	(894)	596
Developed technology	957	(764)	193	947	(743)	204
Total	$13,107	$(11,819)	$1,288	$13,074	$(11,694)	$1,380

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 4, 2014	January 3, 2014
Accrued salaries and wages	$2,691	$1,630
Accrued severance	837	731
Accrued bonuses	583	935
Accrued insurance	373	551
Accrued audit fees	231	328
Accrued commission	229	528
Accrued income taxes	173	485
Other(1)	1,262	1,184
	$6,379	$6,372

(1)No item in “Other” above exceeds 5% of the total other current liabilities

Note 7 – Pension Plans

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended April 4, 2014	Three Months Ended March 29, 2013
Service cost	$116	$124
Interest cost	35	27
Expected return on plan assets	(27)	(23)
Net amortization of transitional obligation (a)	—	3
Amortization of prior service cost (a)	—	—
Actuarial loss, recognized in current period (a)	6	5
	$130	$136

(a) Amounts reclassified from accumulated other comprehensive income.

During the three months ended April 4, 2014 and March 29, 2013, the Company made cash contributions totaling approximately $69,000 and $59,000 to its Swiss pension plan and expects to make additional cash contributions totaling approximately $217,000 during the remainder of 2014. The Company is not required to and does not make contributions to its Japan pension plan.

Note 8 — Basic and Diluted Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended
	April 4, 2014	March 29, 2013
Numerator:
Net income (loss)	$(1,359)	$471

Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	38,116	36,660
Less: Unvested restricted stock	322	233
Denominator for basic calculation	37,794	36,427
Weighted average effects of potentially dilutive common stock:
Stock options	—	522
Warrants	—	400
Restricted stock	—	69
Denominator for diluted calculation	37,794	37,418

Net income (loss) per share – basic	$(0.04)	$0.01
Net income (loss) per share – diluted	$(0.04)	$0.01

For the three months ended April 4, 2014, stock options, warrants, restricted stock and restricted stock units totaling approximately 2,798,000 weighted-average shares of common stock were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive, as it would have reduced the loss per share.

For the three months ended March 29, 2013, stock options to purchase approximately 2,035,000 weighted- average common shares and 98,000 weighted-average restricted stock were not included in the computation of diluted earnings per share because the effect of including them would have been anti-dilutive.

Note 9 — Geographic and Product Data

The Company markets and sells its products in over 60 countries and has manufacturing sites in the United States and Switzerland. Other than the United States, Japan, Korea, China, and Spain the Company does not conduct business in any country in which its sales exceed 5% of consolidated sales. Sales are generally attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers is set forth below (in thousands):

	Three Months Ended
	April 4, 2014	March 29, 2013
Japan	$5,008	$4,739
United States	2,874	3,240
China	2,225	2,071
Korea	2,621	2,035
Spain	1,618	1,291
Other	5,832	4,625
Total	$20,178	$18,001

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

	Three Months Ended
	April 4, 2014	March 29, 2013
ICLs	$12,241	$10,631
IOLs	6,613	6,347
Core products	18,854	16,978
Other Surgical Products	1,324	1,023
Total	$20,178	$18,001

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating foreign currency exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

A single customer has accounted for 13% and 11% of net sales for the three months ended April 4, 2014 and March 29, 2013, respectively.

Note 10 — Stock-Based Compensation

Stock-based compensation is set forth below (in thousands):

	Three Months Ended
	April 4, 2014	March 29, 2013
Employee stock expense	$797	$821
Restricted stock expense	293	188
Restricted unit expense	388	—
Consultant compensation	22	25
Total	$1,500	$1,034

Stock Option Plans

The Amended and Restated 2003 Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and performance contingent stock units. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). Pursuant to the Plan, options for 3,346,875 shares were outstanding at April 4, 2014 with exercise prices ranging between $0.95 and $16.59 per share. Restricted stock grants under the Plan generally vest over a period between one to four years. There were 252,685 shares of restricted stock and 290,500 restricted stock units (RSUs) outstanding at April 4, 2014. As of April 4, 2014, there were 694,296 shares authorized and available for grants under the Plan.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 15 years, and represents the period of time that options granted are expected to be outstanding. The Company has calculated a 6.92% estimated forfeiture rate based on historical forfeiture experience. The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

	Three Months Ended
	April 4, 2014	March 29, 2013
Expected dividend yield	0%	0%
Expected volatility	55.25%	73.44%
Risk-free interest rate	1.28%	0.61%
Expected term (in years)	4.12	4.12

A summary of option activity under the Plan for the period ended April 4, 2014 is presented below:

Options Shares (000’s)
Outstanding at January 3, 2014	3,299
Granted	383
Exercised	(328)
Forfeited or expired	(7)
Outstanding at April 4, 2014	3,347
Exercisable at April 4, 2014	2,274

Warrants outstanding and exercisable for the period ended April 4, 2014 and January 3, 2014 were 700,000, respectively.

A summary of restricted stock and restricted stock units activity under the Plan for the period ended April 4, 2014 is presented below:

	Restricted Shares (000’s)	Restricted Units (000’s)
Outstanding at January 3, 2014	341	135
Granted	2	291
Vested	(90)	(135)
Forfeited	—	—
Outstanding at April 4, 2014	253	291

Note 11 — Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily due to the Company’s net operating losses in the U.S. and certain lower- or zero-rate foreign jurisdictions where the Company operates.  The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions applicable to the Company, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

The Company recorded an income tax provision of $219,000 and $314,000 for the three months ended April 4, 2014 and March 29, 2013, respectively, partially benefiting in the current quarter from the mix of pre-tax earnings in lower-rate foreign jurisdictions.  There are no unrecognized tax benefits as of any period presented.

Note 12 — Manufacturing Consolidation Project and Tax Strategy

From fiscal 2011 through 2013, the Company has devoted significant resources to two initiatives: a project to consolidate global manufacturing, and development of a strategy to optimize its global organization for tax purposes. The goal of these initiatives is to further improve upon gross profit margin by streamlining operations, thereby reducing costs and to increase profits in the U.S., to enable the Company to utilize its approximately $122 million in net operating loss carryforwards and at the same time, reduce income taxes in foreign jurisdictions where it pays tax. STAAR currently manufactures its products in three facilities worldwide (Monrovia, Ca., Aliso Viejo, Ca., and Nidau, Switzerland). It has developed a plan to consolidate its manufacturing in a single site at its Monrovia, California location which is expected to be substantially completed by the middle of 2014.

The Company has invested approximately $6.1 million since inception of these initiatives, including $168,000 incurred during the three months ended April 4, 2014 and, approximately $100,000 remaining to be incurred during the remainder of fiscal year 2014. These expenses are included in the other general and administrative expenses in the consolidated statements of operations.  Expenditures to date have largely consisted of severance, employee costs, professional fees to advisors and consultants.

A summary of the activity for these initiatives is presented below for the period ended April 4, 2014 (in thousands):

	Termination Benefits	Other Associated Costs	Total
Liability at January 3, 2014	$731	$28	$759
Costs incurred and charged to expense	106	62	168
Cash payments	(16)	(62)	(78)
Liability at April 4, 2014	$821	$28	$849

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about any of the following: any projections of earnings, revenue, sales, profit margins, cash, effective tax rate or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; metrics for 2014; statements regarding new products, including but not limited to, expectations for success of new products in the U.S. or international markets or government approval or commercialization of new products (including the Toric ICL in the U.S.); future economic conditions or size of market opportunities; expected IOL backorder position; expected costs of Monrovia facility expansion; expected costs and savings from business consolidation plans and the timetable for those plans; statements of belief, including as to achieving 2014 growth plans or metrics; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and STAAR can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of STAAR. These factors include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014. STAAR undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

The following discussion should be read in conjunction with STAAR’s interim condensed financial statements and the related notes provided under “Item 1— Financial Statements” above.

Overview

STAAR Surgical Company (“we,” “us,” the “Company,” and “STAAR”) designs, develops, manufactures and sells implantable lenses and delivery systems for the eye. We are the world’s leading manufacturer of intraocular lenses used in “refractive” surgery, and we also make lenses for use in surgery to treat cataracts. All of the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses. We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs” and market them under the Visian® brand name. The field of refractive surgery includes both lens-based procedures, using products like the Visian ICL®, and laser-based procedures like LASIK. Successful refractive surgery can correct common vision disorders such as myopia, hyperopia and astigmatism. Cataract surgery is a common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision.

STAAR®, Visian®, Collamer®, STAARVISC®, Elastimide®, nanoFLEX®, nanoPOINT™, CentraFLOW® AquaPORT®, Epiphany® and AquaFlow™ are trademarks or registered trademarks of STAAR in the U.S. and other countries.

Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

Products

A detailed description of STAAR’s business appears in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014, along with a glossary explaining many of the specialized terms used in describing our products and our business. We recommend that readers unfamiliar with STAAR refer to that description.

ICLs - Implantable Collamer Lenses for Refractive Surgery. Sales of refractive lenses make up over sixty (60%) percent of our total sales. Made from our proprietary biocompatible Collamer material, highlights of STAAR’s family of Visian ICL products are as follows:

•	The Visian ICL treats refractive disorders such as myopia (near-sightedness) and hyperopia (far-sightedness). STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006.

•	The Visian Toric ICL™, or TICL™, treats myopic and hyperopic patients with astigmatism. Astigmatism is a condition that causes blurred vision when an irregular shape of the cornea prevents light from focusing properly on the retina. STAAR has been selling the Visian TICL outside the U.S. since 2002. STAAR remains in dialogue with the FDA regarding its PMA Supplement submission seeking approval to sell the TICL in the U.S. This matter is further discussed below under, “Status of Regulatory Submission.”

•	STAAR currently sells several versions of the Visian ICL and Visian TICL globally; the original V4, the V4b, which expands the population of eligible patients to individuals in the lower diopter range (from -3.0 to +3.0), and the V4c, which includes the proprietary CentraFLOW technology (a port in the center of the myopic ICL and TICL) that eliminates the need for a peripheral iridectomy or irodotomy procedure prior to implanting the ICL.
11

•	STAAR’s goal is to position the Visian ICL and TICL products throughout the world as primary choices for refractive surgery.

IOLs - Intraocular Lenses for Cataract Surgery. Our range of foldable IOLs for patients undergoing cataract surgery includes the following:

•	Aspheric IOLs, available in single-piece and three-piece designs made from (i) Collamer, STAAR’s proprietary biocompatible collagen copolymer lens material, and (ii) from silicone. Aspheric IOLs are designed to improve the patient’s quality of vision when compared to earlier spherical IOL designs. The three piece aspheric silicone is sold preloaded in certain markets outside of the U.S. The Collamer three piece lens is only marketed and sold in the U.S.

•	The nanoFLEX IOL, a single-piece Collamer aspheric IOL that can be implanted through a micro-incision with a single-use disposable nanoPOINT injector system, is available in the U.S and territories that accept the CE Mark.

•	The Preloaded IOL line consists of a three-piece silicone and a three piece and single piece acrylic IOL preloaded into a single-use disposable injector which is currently available outside the U.S. The acrylic IOL Preloaded line utilizes an acrylic lens sourced from another manufacturer. The KS-SP is the single-piece preloaded acrylic IOL and the KS-X is the three piece preloaded acrylic IOL. The KS IOL line is available in Japan and on a limited basis in Europe.

•	STAAR Toric IOL is a single piece silicone toric IOL, used in cataract surgery to treat preexisting astigmatism and is currently only marketed in the U.S.

Because most cataract patients are elderly, government agencies or government sponsored entities generally pay all or part of the cost of IOLs in our major markets, including the U.S. As a result, cataract procedure volumes will likely remain relatively stable even under adverse conditions in the general economy. However, changes in reimbursement policy under these agencies and entities can reduce our selling prices or reduce the volume of cataract procedures.

Other Surgical Products. We also sell certain instruments, devices, and injector parts. Although we have been deemphasizing these products since 2009 because of their lower overall gross profit margins, we expect that sales of these products will continue to increase due to an increase in demand of injector parts.

Operations

STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California, and also maintains product manufacturing facilities in Nidau, Switzerland, and materials manufacturing in Aliso Viejo, California.

STAAR has implemented a project to consolidate its product manufacturing into a single site at its Monrovia, California location by the middle of 2014, which we expect to yield significant savings in cost of goods, lower our global administrative and regulatory costs and reduce income taxes. As of the end of the first quarter of 2014, all IOLs and approximately 41% of ICLs were manufactured in the U.S. This project, which is subject to significant risks, is further described under Note 12, “Manufacturing Consolidation Project and Tax Strategy.”

Strategy and Key Operational Metrics

STAAR’s strategy is to be valued as a leading global provider of innovative intraocular lens system technologies. STAAR employs a commercialization strategy that focuses on achieving sustainable profitable growth.

STAAR’s key operational metrics for 2014 are guided by two principal strategic goals: to achieve and maintain profitability and to lay the groundwork for further growth. In pursuit of these goals, STAAR has aligned its business initiatives during 2014 along five key annual metrics it will use to gauge its success for the year. Those metrics are as follows:

•	Increase total revenue by 8% to 10% for the full year.

- As discussed below in “Results of Operations,” our total revenue increased by 12% in the first quarter of 2014.

•	Grow ICL sales by 20% for the full year.

- As discussed below in “Results of Operations,” ICL sales grew by 15% in the first quarter of 2014.

•	Increase gross profit margins by 300 basis points to 72.7% for the full year.

- As discussed below in “Results of Operations,” our gross profit declined by 150 basis points to 68.8% in the first quarter of 2014 compared to 70.3% in the first quarter of 2014.

•	Achieve profitability on a GAAP basis for the full year.

- As discussed below in “Results of Operations,” we reported a net loss of $1.4 million in the first quarter of 2014.

•	Complete our manufacturing consolidation project by the middle of 2014 with no material disruption to customer supply requirements or quality.

- Our consolidation efforts are proceeding according to plans and we expect this to continue through completion in the middle of 2014.

Other Highlights

In the first quarter of 2014, ICL revenue grew in the Europe, Middle East and Africa (EMEA) region by 27%, in the Asia Pacific (APAC) region by 17% and declined in North America by 14%. Sales were particularly strong in portions of the EMEA and APAC region where the ICL with CentraFLOW technology is available for sale. IOL revenue in the first quarter of 2014 increased four (4%) percent primarily due to increased sales of KS-IOL products in the European markets and increased sales of preloaded silicone IOLs in Japan. Our third party supplier of components for the KS-IOL product line increased the quantity of KS-IOL products delivered to us. We extended the term of our supply agreement with our supplier and we expect the supply of KS-IOL components from our supplier to continue to increase throughout 2014.

STAAR continued its manufacturing consolidation efforts in the first quarter of 2014 and we expect to complete transferring manufacturing activities from Nidau, Switzerland to Monrovia, California by the middle of 2014 (See “Operations,” above). In the first quarter of 2014 we incurred $0.2 million in consolidation-related costs and we expect to spend an additional $0.1 million during the remainder of 2014 to complete the transfer from Switzerland. After we complete these manufacturing transfer activities, we target gross margins nearing eighty (80%) percent for our manufactured products and an effective tax rate of approximately ten percent.

At the end of the first quarter, the Company had approximately 26,500 ICLs in finished goods inventory, compared to approximately 17,100 ICLs in inventory at the end of the fourth quarter. This inventory build is consistent with management’s plan to assure adequate supply and quality of product throughout this consolidation project process and to prepare for the potential U.S. launch for the TICL.

In markets where both the ICL and TICL are approved for sale, approximately forty (40%) percent of units sold are TICLs. In the event the FDA approves the TICL, assuming the U.S. market follows the sales patterns of other markets, we expect that total U.S. ICL sales (meaning ICLs and TICLs) could double in the first full year after launch.

Our Preloaded ICL with enhanced optics remains in development and we expect CE Market approval by mid-2014. Also in development is an ICL with an enhanced optic to add near-vision enhancement of up to two diopters which could address early onset of presbyopia. We are targeting availability in the EU for this product in early 2015.

Status of Regulatory Submission

Regarding our PMA Supplement submission to the FDA seeking approval of the TICL, on March 14, 2014 a FDA Ophthalmic Devices Panel of the Medical Devices Advisory Committee voted favorably in response to the three questions posed to it by the FDA’s Division of Ophthalmic, Neurological and Ear, Nose and Throat Devices (regarding the TICL’s safety and effectiveness as well as whether the TICL’s benefits outweigh its risks). STAAR cannot predict when, or if, the FDA will grant approval of the TICL for use in the United States.

On October 9, 2012, STAAR submitted a clinical study protocol regarding the ICL with CentraFLOW technology. On December 12, 2013, we met with the FDA in Washington D.C. to discuss the protocol and we remain in dialogue with the FDA regarding a revised proposed protocol.

On March 3, 2014, the Japanese Ministry of Health, Labor and Welfare approved the Visian ICL with CentraFLOW technology for marketing and sale in Japan.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended April 4, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.

	Percentage of Net Sales for Three Months		Percentage Change for Three Months
	April 4, 2014	March 29, 2013	2014 vs. 2013
Net sales	100.0%	100.0%	12.1%
Cost of sales	31.2	29.7	17.7
Gross profit	68.8	70.3	9.7

General and administrative	26.7	22.0	36.3
Marketing and selling	30.4	29.4	16.1
Research and development	17.3	7.6		*
Medical device tax	0.2	0.3	(32.2)
Other general and administrative expenses	0.9	5.0	(81.4)
	75.5	64.3	31.6
Operating income (loss)	(6.7)	6.0		*
Other income (expense), net	1.1	(1.7)		*
Income (loss) before provision for income taxes	(5.6)	4.3		*
Provision for income taxes	1.1	1.7	(30.3)
Net income (loss)	(6.7)%	2.6%		*

*     Denotes change is greater than +100%.

Net Sales

	Three Months Ended		Percentage Change for Three Months
	April 4, 2014	March 29, 2013	2014 vs. 2013
Net sales	$20,178	$18,001	12%

ICL	12,241	10,631	15
IOL	6,613	6,347	4
Other	1,324	1,023	29

Net sales for the three months ended April 4, 2014 were $20.2 million, an increase of 12% compared with $18.0 million reported during the same period of 2013. Changes in currency had a $0.6 million unfavorable impact on net sales for the first quarter of 2014.

Total ICL sales for the three months ended April 4, 2014 were $12.2 million, an increase of 15% compared with $10.6 million reported during the same period of 2013. The increase in ICL sales is due to increased sales in Europe, Middle East, Africa and Latin America (EMEA) +27%, and Asia Pacific (APAC) +17%, partially offset by a 14% decline in North America sales. Sales growth in EMEA was led by Spain +26%, Latin America + 58%, and Germany +34%. Sales growth in APAC was led by Korea +29% and China +25%. ICL volume increased by 14% and average selling prices (ASPs) increased 1%. ICL sales represented 60.7% and 59.1% of consolidated net sales, respectively, for the three months ended April 4, 2014 and March 29, 2013.

Total IOL sales for the three months ended April 4, 2014 were $6.6 million, an increase of 4% compared with $6.3 million reported during the same period of 2013. IOL sales were negatively impacted due to approximately $500,000 in backorders from the Company’s acrylic IOL supplier and the negative effect of foreign currency exchange which totaled $482,000. IOL unit volume increased 16% driven by a 22% increase in silicone preloaded IOL sales in Japan and a 59% increase in acrylic preloaded IOL sales in EMEA as a result of increased supply. IOL sales represented 32.8% and 35.3% of consolidated net sales respectively, for the three months ended April 4, 2014 and March 29, 2013.

Other product sales for the three months ended April 4, 2014 were $1.3 million, an increase of 29% compared with the $1.0 million reported during the same period of 2013. This increase was due to increased sales of acrylic preloaded injector parts to the Company’s acrylic lens supplier to support the buildup of acrylic preloaded product supply for their markets.

Gross Profit

	Three Months Ended		Percentage Change for Three Months
	April 4, 2014	March 29, 2013	2014 vs. 2013
Gross Profit	$13,884	$12,654	10%
Gross Profit Margin	68.8%	70.3%

Gross profit for the first quarter was $13.9 million, or 68.8% of revenue, compared with $12.7 million, or 70.3% of revenue, in the prior year period. Gross margin expansion was limited by three primary factors: 1) manufacturing inefficiencies in the U.S. and overhead absorption issues in Switzerland resulting in higher costs as the company transfers ICL production from Switzerland to the U.S.; 2) increased low margin IOL injector part sales; and 3) a decrease in overall IOL average selling prices based on geographic mix. The negative factors were partially offset by increased average selling prices of ICLs.

General and Administrative

	Three Months Ended		Percentage Change for Three Months
	April 4, 2014	March 29, 2013	2014 vs. 2013
General and Administrative	$5,396	$3,958	36%
Percentage of Sales	26.7%	22.0%

General and administrative expenses for the quarter were $5.4 million, an increase of 36% when compared with $4.0 million reported last year. The increase is due primarily to increased compensation and recruiting costs.

Marketing and Selling

	Three Months Ended		Percentage Change for Three Months
	April 4, 2014	March 29, 2013	2014 vs. 2013
Marketing and Selling	$6,138	$5,286	16%
Percentage of Sales	30.4%	29.4%

Marketing and selling expenses for the quarter were $6.1 million, an increase of 16% when compared with $5.3 million reported last year. The increase is due primarily to increased promotional spending and costs associated with expansion of the U.S. sales team in anticipation of FDA approval to commercialize the TICL in the U.S.

Research and Development

	Three Months Ended		Percentage Change for Three Months
	April, 2014	March 29, 2013	2014 vs. 2013
Research and Development	$3,484	$1,366	—	*
Percentage of Sales	17.3%	7.6%

*    Denotes change is greater than +100%.

Research and development expenses for the quarter were $3.5 million, an increase of 155% when compared with $1.4 million reported last year. The increase is driven by the cost of preparing for and attending the March 4, 2014 FDA advisory panel meeting (previously scheduled for February 14, 2014, then postponed due to a snowstorm), which totaled $1.4 million during the quarter and new product development associated with V5 ICL.

Other General and Administrative Expenses

	Three Months Ended		Percentage Change for Three Months
	April 4, 2014	March 29, 2013	2014 vs. 2013
Other General and Administrative Expenses	$168	$901	(81)%
Percentage of Sales	0.9%	5.0%

Other general and administrative expenses for the quarter were $0.1 million, compared with $0.9 million reported last year. The decrease is due to lower expenses associated with the Company’s manufacturing consolidation project which the Company anticipates will largely be completed by the end of the second quarter of 2014.

Other Income (Expense), Net

	Three Months Ended		Percentage Change for Three Months
	April 4, 2014	March 29, 2013	2014 vs. 2013
Other Income (Expense), Net	$202	$(299)	—	*

*     Denotes change is greater than +100%.

Other income for the quarter was $0.2 million compared to other expense of $0.3 million in the first quarter of 2013. The increase in other income is due to foreign currency transaction gains recorded in the first quarter of 2014, compared to foreign currency transaction losses recorded during the first quarter of 2013 and an increase in royalty income.

Income taxes

	Three Months Ended		Percentage Change for Three Months
	April 4, 2014	March 29, 2013	2014 vs. 2013
Provision for income taxes	$219	$314	(30)%

The provision for income taxes is determined using an estimated annual effective tax rate. Income tax provision for the quarter was $0.2 million, compared to $0.3 million reported last year, partially benefiting in the current quarter from the mix of pre-tax earnings in the Company’s lower-rate foreign jurisdictions.  There are no unrecognized tax benefits as of any period presented.  Based on current year projections, the Company expects the estimated annual effective tax rate to be 30%.

We do not expect to fully realize the tax benefits associated with our manufacturing consolidation project until after this project has been fully implemented, which is scheduled for completion in the middle of 2014.

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

STAAR believes its current cash balances, coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future. If the need for financing arises, STAAR cannot assure that it will be available on acceptable terms, or if at all. STAAR’s Japanese and Swiss subsidiaries have bank lines of credit in place for working capital purpose, but STAAR does not maintain such a credit line in the U.S. STAAR Japan line of credit is currently fully drawn.

To the extent STAAR’s cash balances exceed levels needed for working capital and as a cushion for unforeseen demands, STAAR intends to invest its cash in expanding and improving its business. It does not anticipate paying dividends from its earnings for the foreseeable future.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of April 4, 2014, January 3, 2014, and March 29, 2013, respectively, STAAR had $21.0 million, $22.9 million, and $19.2 million of cash and cash equivalents.

Net cash used in operating activities was $2.6 million for the three months ended April 4, 2014 and $0.4 million for the three months ended March 29, 2013 and consisted of net loss of $1.4 million, plus $2.1 million in non-cash items, offset by a $3.3 million increase in net working capital for the three months ended April 4, 2014.

Net cash used in investing activities was $1.4 million for the three months ended April 4, 2014, compared to $1.2 million in net cash used in investing activities for the three months ended March 29, 2013. Net cash used in investing activities was due to the acquisition of property, plant and equipment.

Net cash provided by financing activities was $2.1 million for the three months ended April 4, 2014, compared with $0.2 million in net cash used in financing activities for the three months ended March 29, 2013. The increase in cash provided by financing activities was due to increase in proceeds from exercise of stock options.

Credit Facilities, Contractual Obligations and Commitments

Accrued Termination Benefits for Manufacturing Consolidations Project

The Company has accrued $0.8 million as of April 4, 2014 in termination benefit costs in connection with its manufacturing consolidation project. The accrual represents STAAR’s current best estimate of the termination benefits that will be paid to the eligible employees.

Lines of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on December 28, 2012, with Mizuho Bank, which provides for borrowings of up to 500,000,000 Yen (approximately $4.8 million based on the rate of exchange on April 4, 2014), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of April 4, 2014). The line of credit expires July 4, 2014, but the Company expects the bank will renew. The Company had 500,000,000 Yen outstanding on the line of credit as of April 4, 2014 and January 3, 2014 (approximately $4.8 million and $4.8 million based on the foreign currency exchange rates on April 4, 2014 and January 3, 2014). As of April 4, 2014 there were no available borrowings under the line.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs (approximately $1.1 million at the rate of exchange on April 4, 2014), to be used for working capital purposes. There were no borrowings outstanding as of April 4, 2014 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

Capital Lease Obligations

STAAR leases certain property, plant, and equipment under non-cancelable capital lease agreements. These leases vary in amount, duration, and rates.

Estimated future minimum payments under capital lease obligations were as follows (in thousands):

Fiscal Year	April 4, 2014	January 3, 2014
2014	$215	$303
2015	160	142
2016	23	6
2017	3	—
Thereafter	—	—
Total minimum lease payments	$401	$451
Less: interest	(17)	(22)
Total lease obligation	$384	$429

Current	$265	$288
Long-term	$119	$141

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 4, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully, in addition to other information contained in this report, the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended January 3, 2014. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On April 11, 2014, the Company entered into an Amendment Agreement with Nidek Co., Ltd., which extended the term during which STAAR would supply injectors to Nidek and Nidek would supply acrylic lenses to STAAR to December 31, 2016.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended to date.(1)

3.2	By-laws, as amended to date.(2)

†4.2	1991 Stock Option Plan of STAAR Surgical Company.(4)

†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(5)

4.4	Form of Certificate for Common Stock, par value $0.01 per share.(6)

†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan, and form of Option Grant and Stock Option Agreement.(3)

**10.98	Amendment Agreement between STAAR Surgical AG and Nidek Co., Ltd., dated April 11, 2014. *

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended March 29, 2013, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. *

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, as filed with the Commission on March 12, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarter ended July 2, 2010, filed with the Commission on August 11, 2010.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 033-76404, as filed with the Commission on March 11, 1994.

(5)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, filed with the Commission on May 1, 1998.

(6)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: May 14, 2014	By:	/s/ STEPHEN P. BROWN
Stephen P. Brown

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)

