Form 10-Q
period 2014-07-04
STAAR SURGICAL CO
filed 2014-07-31
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 4, 2014
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

The registrant has 38,593,330 shares of common stock, par value $0.01 per share, issued and outstanding as of July 24, 2014.

STAAR SURGICAL COMPANY

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	July 4, 2014	January 3, 2014
ASSETS

Current assets:
Cash and cash equivalents	$19,186	$22,954
Accounts receivable trade, net of allowance for doubtful accounts of $1,461 and $1,449, respectively	12,700	10,731
Inventories, net	14,932	12,514
Prepaids, deposits and other current assets	3,539	3,503
Deferred income taxes	384	373
Total current assets	50,741	50,075
Property, plant and equipment, net	9,320	7,405
Intangible assets, net	1,206	1,380
Goodwill	1,786	1,786
Deferred income taxes	647	626
Other assets	672	659
Total assets	$64,372	$61,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$4,900	$4,750
Accounts payable	5,269	6,263
Deferred income taxes	738	739
Obligations under capital leases	445	288
Other current liabilities	5,833	6,372
Total current liabilities	17,185	18,412
Obligations under capital leases	629	141
Deferred income taxes	1,735	1,654
Asset retirement obligations	134	157
Pension liability	2,858	2,715
Total liabilities	22,541	23,079

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; 38,361 and 37,911 shares issued and outstanding at July 4, 2014 and January 3, 2014	384	379
Additional paid-in capital	176,204	170,246
Accumulated other comprehensive income	446	282
Accumulated deficit	(135,203)	(132,055)
Total stockholders’ equity	41,831	38,852
Total liabilities and stockholders’ equity	$64,372	$61,931

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013

Net sales	$20,048	$18,164	$40,226	$36,165
Cost of sales	6,381	5,544	12,675	10,891

Gross profit	13,667	12,620	27,551	25,274

General and administrative	5,321	3,923	10,717	7,881
Marketing and selling	7,026	5,659	13,164	10,945
Research and development	2,498	1,686	5,981	3,052
Medical device tax	47	45	87	104
Other general and administrative expenses	165	613	334	1,514

Operating income (loss)	(1,390)	694	(2,732)	1,778

Other income (expense):
Interest income	10	8	18	15
Interest expense	(34)	(41)	(67)	(96)
Gain (loss) on foreign currency transactions	(134)	77	(68)	(264)
Other income, net	126	139	287	230
Other income (expense), net	(32)	183	170	(115)

Income (loss) before provision for income taxes	(1,422)	877	(2,562)	1,663
Provision for income taxes	367	599	586	914
Net income (loss)	$(1,789)	$278	$(3,148)	$749

Net income (loss) per share - basic	$(0.05)	$0.01	$(0.08)	$0.02
Net income (loss) per share - diluted	$(0.05)	$0.01	$(0.08)	$0.02

Weighted average shares outstanding - basic	38,168	36,496	37,970	36,461
Weighted average shares outstanding - diluted	38,168	38,342	37,970	37,887

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except par value amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Net income (loss)	$(1,789)	$278	$(3,148)	$749
Other comprehensive income (loss):
Defined benefit pension plans:
Net change in plan assets	(11)	(18)	(23)	(30)
Reclassification into earnings	6	14	12	19
Impact of change in discount rate	(558)	—	(558)	—
Curtailment gain	537	—	537	—
Foreign currency translation gain (loss)	291	(230)	302	(894)
Tax effect	(103)	(1)	(106)	(5)
Other comprehensive income (loss), net of tax	162	(235)	164	(910)
Comprehensive income (loss), net of tax	$(1,627)	$43	$(2,984)	$(161)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 4, 2014	June 28, 2013
Cash flows from operating activities:

Net income (loss)	$(3,148)	$749
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	981	840
Amortization of intangibles	213	225
Deferred income taxes	57	129
Fair value adjustment of warrant	—	(27)
Loss on disposal of property and equipment	—	59
Change in net pension liability	83	57
Stock-based compensation expense	3,183	2,019
Accretion of asset retirement obligation	2	7
Provision for sales returns and bad debts	1	111
Changes in working capital:
Accounts receivable	(1,895)	(2,229)
Inventories	(2,093)	71
Prepaids, deposits and other current assets	(20)	(507)
Accounts payable	(874)	(1,123)
Other current liabilities	(554)	(25)
Net cash (used in) provided by operating activities	(4,064)	356

Cash flows from investing activities:
Cash proceeds from sale of equipment	68	—
Acquisition of property and equipment	(2,269)	(2,017)
Net cash used in investing activities	(2,201)	(2,017)

Cash flows from financing activities:
Repayment of capital lease obligations	(251)	(478)
Proceeds from exercise of stock options	2,632	952
Net cash provided by financing activities	2,381	474

Effect of exchange rate changes on cash and cash equivalents	116	(763)

Decrease in cash and cash equivalents	(3,768)	(1,950)
Cash and cash equivalents, at beginning of the period	22,954	21,675
Cash and cash equivalents, at end of the period	$19,186	$19,725

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

The condensed consolidated financial statements for the six months ended July 4, 2014 and June 28, 2013, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the six months ended July 4, 2014 and June 28, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Prior Year Reclassifications

Certain reclassifications have been made to the prior periods’ unaudited condensed financial statements and disclosures to conform to the current period’s presentation.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Shared Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is assessing the impact, if any, to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company expects to adopt this guidance when effective, and the impact on its consolidated financial statements is not currently estimable.

Note 2 — Inventories

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or market value and consisted of the following (in thousands):

	July 4,	January 3,
	2014	2014
Raw materials and purchased parts	$1,867	$1,367
Work-in-process	1,769	913
Finished goods	12,463	11,029
	16,099	13,309
Less: inventory reserves	1,167	795
	$14,932	$12,514

Note 3 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	July 4,	January 3,
	2014	2014
Prepaid and deposits	$1,990	$2,157
Value added tax (VAT) receivable	631	618
Deferred charges for foreign profits	340	362
Other current assets	578	366
	$3,539	$3,503

Note 4 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	July 4,	January 3,
	2014	2014
Machinery and equipment	$16,670	$16,225
Furniture and fixtures	5,455	4,837
Leasehold improvements	7,573	6,552
	29,698	27,614
Less: accumulated depreciation	20,378	20,209
	$9,320	$7,405

Note 5 – Amortizable Intangible Assets

Amortizable intangible assets consisted of the following (in thousands):

	July 4, 2014			January 3, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$10,657	$(10,173)	$484	$10,637	$(10,057)	$580
Customer relationships	1,537	(999)	538	1,490	(894)	596
Developed technology	977	(793)	184	947	(743)	204
Total	$13,171	$(11,965)	$1,206	$13,074	$(11,694)	$1,380

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 4, 2014	January 3, 2014
Accrued salaries and wages	$1,770	$1,630
Accrued bonuses	1,107	935
Accrued severance	350	731
Accrued income taxes	317	485
Accrued audit fees	310	328
Accrued commissions	296	528
Accrued insurance	154	551
Other(1)	1529	1,184
	$5,833	$6,372

(1)No item in “Other” above exceeds 5% of the total other current liabilities

Note 7 – Pension Plans

During the three months ended July 4, 2014, pursuant to the Manufacturing Consolidation Project, the Company terminated certain employees in its Swiss subsidiary resulting in a Swiss pension plan curtailment as defined by ASC 715-30-35, Defined Benefit Plans – Pensions, Settlements, Curtailments, and Certain Termination Benefits. The curtailment resulted in a decrease of $1.2 million in the Swiss pension plan’s projected benefit obligation, of which $0.7 million was used to distribute cash payments to employees resulting in a decrease in plan assets. The remaining $0.5 million was recorded as a curtailment gain measured in accordance with ASC 715-30-35-93. However, since the Swiss pension plan’s accumulated other comprehensive loss, immediately preceding the curtailment exceeded the curtailment gain, the curtailment gain was fully offset against the loss and no gain was recognized in earnings.

As of July 4, 2014, the discount rate, one of the key assumptions used to calculate the Swiss pension plan’s projected benefit obligation, was reduced from 2.5% to 2%, resulting in an increase to the projected benefit obligation of $0.6 million recorded through an offsetting increase in the accumulated other comprehensive loss account of the Swiss pension plan.

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended July 4, 2014	Three Months Ended June 28, 2013	Six Months Ended July 4, 2014	Six Months Ended June 28, 2013
Service cost	$117	$80	$233	$204
Interest cost	36	25	71	52
Expected return on plan assets	(28)	(24)	(55)	(48)
Net amortization of transitional obligation	—	—	—	3
Actuarial loss recognized in current period	6	14	12	19
	$131	$95	$261	$230

During the six months ended July 4, 2014 and June 28, 2013, the Company made cash contributions totaling approximately $276,000 and $115,000 to its Swiss pension plan and does not expect to make any additional cash contributions during the remainder of 2014, as the Company has met the annual contribution requirement. The Company is not required to and does not make contributions to its Japan pension plan.

Note 8 — Basic and Diluted Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Numerator:
Net income (loss)	$(1,789)	$278	$(3,148)	$749

Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	38,400	36,830	38,247	36,745
Less: Unvested restricted stock	(232)	(334)	(277)	(284)
Denominator for basic calculation	38,168	36,496	37,970	36,461
Weighted average effects of dilutive equity-based compensation awards:
Stock options	—	999	—	746
Restricted stock	—	139	—	94
Warrants	—	708	—	586
Denominator for diluted calculation	38,168	38,342	37,970	37,887

Net income (loss) per share – basic	$(0.05)	$0.01	$(0.08)	$0.02
Net income (loss) per share - diluted	$(0.05)	$0.01	$(0.08)	$0.02

The following tables sets forth (in thousands) the weighted average number of options and warrants to purchase shares of common stock and restricted stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Options	2,216	1,262	2,117	1,428
Restricted stock and units	195	25	280	110
Warrants	526	—	527	—
Total	2,937	1,287	2,924	1,538

Note 9 — Geographic and Product Data

The Company markets and sells its products in over 60 countries and has two manufacturing sites in the United States. During the quarter ended July 4, 2014, the Company completed the consolidation of its Swiss manufacturing facility to the U.S. Other than the United States, Japan, Korea, China, Spain, France and Germany, the Company does not conduct business in any country in which its sales exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2014	2013	2014	2013
Japan	$4,549	$4,648	$9,557	$9,387
United States	2,926	3,154	5,801	6,394
China	2,535	2,230	4,759	4,301
Korea	1,952	1,834	4,573	3,869
Spain	1,474	1,163	3,092	2,454
France	1,190	595	2,136	1,127
Germany	1,015	611	1,912	1,126
Other	4,407	3,929	8,396	7,507
Total	$20,048	$18,164	$40,226	$36,165

100% of the Company’s sales are generated from the ophthalmic surgical product segment, and therefore the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are implantable Collamer lenses (“ICLs”) used in refractive surgery and intraocular lenses (“IOLs”) used in cataract surgery. The composition of the Company’s net sales by product line is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2014	2013	2014	2013
ICLs	$12,172	$11,261	$24,413	$21,892
IOLs	6,428	5,863	13,041	12,211
Core products	18,600	17,124	37,454	34,103
Other surgical products	1,448	1,040	2,772	2,062
Total	$20,048	$18,164	$40,226	$36,165

One customer accounted for 11% of net sales for the three and six months ended July 4, 2014. This customer accounted for 11% and 10% of net sales for the three and six months ended June 28, 2013. One customer accounted for 12% of net sales for the six months ended July 4, 2014. This customer accounted for 10% and 11% of net sales for the three and six months ended June 28, 2013, respectively.

The Company sells its products internationally, which subjects the Company to several potential risks including regional/country economic conditions and regulatory requirements, including fluctuating foreign currency exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 10 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Employee stock options	$675	$666	$1,472	$1,492
Restricted stock	232	252	525	435
Restricted stock units	764	—	1,152	—
Nonemployee stock options	12	66	34	92
Total	$1,683	$984	$3,183	$2,019

The Company recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Cost of sales	$39	$25	$77	$50
General and administrative	1,033	646	1,970	1,357
Marketing and selling	306	212	580	382
Research and development	305	101	556	230
Total	$1,683	$984	$3,183	$2,019

Stock Option Plans

The Amended and Restated 2003 Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted stock options, restricted stock, unrestricted stock grants, and restricted stock units (RSUs). Options under the plan are granted at fair market value on the date of grant, become exercisable over a three year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain options and stock awards provide for accelerated vesting if there is a change in control or certain-pre-established financial metrics are met. Pursuant to the Plan, options for 3,276,770 shares were outstanding at July 4, 2014 with exercise prices ranging between $0.95 and $17.62 per share. Restricted stock grants under the Plan generally vest over a period of between one to three years. There were 229,500 shares of restricted stock and 299,000 RSUs outstanding at July 4, 2014. As of July 4, 2014, there were 1,998,046 shares authorized and available for grants under the Plan.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted is derived from the historical exercises and post-vesting cancellations and represents the period of time that options granted are expected to be outstanding. The Company has calculated a 7% estimated forfeiture rate based on historical forfeiture experience. The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Expected dividend yield	0%	0%	0%	0%
Expected volatility	56%	72%	55%	73%
Risk-free interest rate	1.30%	0.70%	1.29%	0.62%
Expected term (in years)	4.12	4.12	4.12	4.12

A summary of option activity under the Plan as of July 4, 2014 is presented below:

Options Shares (000’s)

Outstanding at January 3, 2014	3,299
Granted	576
Exercised	(564)
Forfeited or expired	(34)
Outstanding at July 4, 2014	3,277
Exercisable at July 4, 2014	2,082

Warrants outstanding and exercisable as of July 4, 2014 and January 3, 2014 were 700,000.

A summary of restricted stock and restricted stock units activity under the Plan for the period ending July 4, 2014 is presented below:

	Restricted Shares (000’s)	Restricted Units (000’s)

Outstanding at January 3, 2014	341	135
Granted	29	304
Exercised	(140)	(135)
Forfeited	—	(5)
Outstanding at July 4, 2014	230	299

Note 11 — Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate.  The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions applicable to the Company, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

The Company recorded an income tax provision of $586,000 and $914,000 for the six months ended July 4, 2014 and June 28, 2013, respectively, primarily benefiting in the current six-month period from the mix of pre-tax earnings in lower- and zero- rate foreign jurisdictions.  There are no unrecognized tax benefits as of any period presented.

Note 12 — Commitments and Contingencies

Litigation and Claims

From time to time the Company may be subject to various claims and legal proceedings arising out of the normal course of our business. The Company expenses legal costs as incurred. These claims and legal proceedings may relate to contractual rights and obligations, securities or employment matters, or claims of product liability. The most significant of these actions and proceedings is described below. STAAR maintains insurance coverage for product liability and certain securities claims. Legal proceedings can extend for several years, and the matter described below concerning the Company is at very early stages of the legal process. As a result, this matter has not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine whether the proceeding is material to the Company or to estimate a range of possible loss, if any. Unless otherwise disclosed, the Company is unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of this matter, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

Todd v. STAAR

On July 8, 2014, a putative securities class action lawsuit was filed by Edward Todd against the Company and three officers in federal court located in Los Angeles, California. The plaintiff claims that STAAR made misleading statements to and omitted material information from the Company’s investors between February 27, 2013 and June 30, 2014 about alleged regulatory violations at the Company’s Monrovia manufacturing facility. The Company was served with the Complaint on July 21, 2014. Although the ultimate outcome of this action cannot be determined with certainty, the Company believes that the allegations in the Complaint are without merit. The Company intends to vigorously defend against this lawsuit. The Company intends to file a motion to dismiss the complaint, when appropriate, in the ongoing proceeding.

Note 13 — Manufacturing Consolidation Project and Tax Strategy

From fiscal 2011 through June 2014, the Company has devoted significant resources to two initiatives: a project to consolidate global manufacturing and development of a strategy to optimize its global organization for tax purposes. The goal of these initiatives is to further improve upon gross profit margin by streamlining operations, thereby reducing costs and increasing profits in the U.S., to enable the Company to utilize its approximately $122 million in net operating loss carryforwards and at the same time, reduce income taxes in foreign jurisdictions where it pays tax. STAAR had manufactured its products in four facilities worldwide (Monrovia, Ca., Aliso Viejo, Ca., Nidau, Switzerland, and Ichikawa City, Japan). As of June 2014, all international production has been consolidated into the Monrovia site. Aliso Viejo is expected to integrate into Monrovia in the middle of 2015.

The Company has invested approximately $6.3 million since inception of these initiatives, including $334,000 incurred during the six months ended July 4, 2014, and future expenses, if any, are not expected to be material. These consolidation expenses are included in the other general and administrative expenses in the consolidated statements of operations.  Expenditures to date have largely consisted of severance, employee costs, professional fees to advisors and consultants.

A summary of the activity for these initiatives is presented below for the six-month period ended July 4, 2014 (in thousands):

	Termination Benefits	Other Associated Costs	Total
Liability at January 3, 2014	$731	$28	$759
Costs incurred and charged to expense	212	122	334
Cash payments	(593)	(150)	(743)
Liability at July 4, 2014	$350	$—	$350

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 3, 2014 contained in our 2013 Annual Report on Form 10-K.

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about any of the following: any projections of earnings, revenue, sales, profit margins, cash, effective tax rate or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; metrics for 2014; statements regarding new products, including but not limited to, expectations for success of new products in the U.S. or international markets or government approval or commercialization of new products (including approval of the Toric ICL in the U.S.); future economic conditions or size of market opportunities; expected IOL backorder position; expected costs of Monrovia facility expansion; expected costs and savings from the business consolidation plans and the timetable for those plans; statements of belief, including as to achieving 2014 growth plans or metrics; expected regulatory activities (including any costs or activities related thereto) and approvals, product launches, and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and STAAR can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of STAAR. These factors include, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014. STAAR undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

STAAR®, Visian®, Collamer®, Elastimide®, nanoFLEX®, nanoPOINTTM, CentraFLOW® AquaPORT®, Epiphany® and AquaFlowTM are trademarks or registered trademarks of STAAR in the U.S. and other countries.

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

ICLs - Implantable Collamer Lenses for Refractive Surgery. Sales of refractive lenses make up over sixty (60%) percent of our total sales. Made from our proprietary biocompatible Collamer material, highlights of STAAR’s family of Visian ICL products are as follows:

•	The Visian ICL treats refractive disorders such as myopia (near-sightedness) and hyperopia (far-sightedness). STAAR began selling the Visian ICL outside the U.S. in 1996 and in the U.S. in 2006.

•	The Visian TICL, treats myopic and hyperopic patients with astigmatism. Astigmatism is a condition that causes blurred vision when an irregular shape of the cornea prevents light from focusing properly on the retina. STAAR has been selling the Visian TICL outside the U.S. since 2002. STAAR remains in dialogue with the FDA regarding its PMA Supplement submission seeking approval to sell the TICL in the U.S. This matter is further discussed below under, “Status of Regulatory Submissions.”

•	STAAR currently sells several versions of the Visian ICL and Visian TICL globally; the V4, the V4b, which expands the population of eligible patients to individuals in the lower diopter range (from -3.0 to +3.0), and the V4c, which includes the proprietary CentraFLOW technology (a port in the center of the myopic ICL and TICL) that eliminates the need for a peripheral iridectomy or iridotomy procedure prior to implanting the ICL.

•	STAAR’s goal is to position the Visian ICL and TICL products throughout the world as primary choices for refractive surgery.

IOLs - Intraocular Lenses for Cataract Surgery. Our range of foldable IOLs for patients undergoing cataract surgery includes the following:

•	Aspheric IOLs, available in single-piece and three-piece designs made (i) from Collamer, STAAR’s proprietary biocompatible collagen copolymer lens material and (ii) from silicone. Aspheric IOLs are designed to improve the patient’s quality of vision when compared to earlier spherical IOL designs. The three piece aspheric silicone is sold preloaded in certain markets outside of the U.S. The Collamer three piece lens is only marketed and sold in the U.S.

•	The nanoFLEX IOL, a single-piece Collamer aspheric IOL that can be implanted through a micro-incision with a single-use disposable nanoPOINT injector system, is available in the U.S and territories that accept the CE Mark.

•	The Preloaded IOL line consists of a three-piece silicone and a three piece and single piece acrylic IOL preloaded into a single-use disposable injector which is currently available outside the U.S. The acrylic IOL Preloaded line utilizes an acrylic lens sourced from another manufacturer. The KS-SP is a single-piece preloaded acrylic IOL and the KS-X(s) is a three piece preloaded acrylic IOL. The KS IOL line is available in Japan and on a limited basis in Europe.

•	The STAAR Toric IOL is a single piece silicone toric IOL, used in cataract surgery to treat preexisting astigmatism and is currently only marketed in the U.S.

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

Other Surgical Products. We also sell other instruments, devices, and injector parts. Although we have been deemphasizing these products since 2009 because of their lower overall gross profit margins, we expect that sales of these products will continue to increase due to an increase in the demand of injector parts.

Operations

STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California, conducts materials manufacturing in Aliso Viejo, California and also maintains products manufacturing capabilities in Nidau, Switzerland. STAAR operates administrative and distribution facilities in Nidau, Switzerland through its wholly owned subsidiary STAAR Surgical AG, and in Chiba Prefecture, Japan through its wholly owned subsidiary STAAR Japan Inc.

STAAR has completed a project to consolidate its international manufacturing into a single site at its Monrovia, California location as of July 4, 2014, which we expect to yield significant savings in cost of goods, lower our global administrative and regulatory costs and reduce income taxes. As of the end of the second quarter of 2014, all IOLs and ICLs were manufactured in the U.S. This project, which is subject to significant risks, is further described under Note 13, “Manufacturing Consolidation Project and Tax Strategy.”

Strategy and Key Operational Metrics

STAAR’s strategy is to be valued as a leading global provider of innovative intraocular lens system technologies. STAAR employs a commercialization strategy that focuses on achieving sustainable profitable growth.

STAAR’s objectives for 2014 are guided by two principal strategic goals: to achieve profitability and to lay the groundwork for future profitable growth. In pursuit of these goals, STAAR has aligned its business initiatives during 2014 along five objectives it uses to gauge its success for the year. Those objectives are as follows:

•	Increase total revenue by 8% to 10%.

- As discussed below in “Results of Operations,” our total revenue increased by 10% in the second quarter of 2014. Total revenue increased by 11% in the first half of 2014.

•	Increase ICL sales by 20% for the full year.

- As discussed below in “Results of Operations,” ICL sales grew by 8% in the second quarter of 2014. ICL sales grew by 12% for the first half of 2014.

•	Increase gross profit margins by 300 basis points to 72.7% for the full year.

- As discussed below in “Results of Operations,” our gross profit decreased by 130 basis points to 68.2% in the second quarter of 2014, compared to 69.5% in the second quarter of 2013, and decreased to 68.5% for the first half of 2014, compared to 69.9% during the first half of 2013. While the Company expects to increase gross profit margins during the second half of 2014, we do not expect to achieve this metric for the full year.

•	Achieve profitability on a GAAP basis for the full year.

- As discussed below in “Results of Operations,” we reported a net loss of $1.8 million in the second quarter of 2014 and a net loss of $3.1 million for the first half of 2014.

•	Manage the manufacturing consolidation with no material disruption to customer supply requirements or quality.

- As of the end of the second quarter of 2014, we completed the transfer of manufacturing from our Nidau, Switzerland location, completing the consolidation of our international manufacturing sites.

Other Highlights

Gross profit margin for the second quarter of 2014 was 68.2% compared to 69.5% in the second quarter of 2013. Our gross margin expansion was limited during the quarter primarily due to the geographic mix of increased KS-10L sales, manufacturing transition of our ICLs from Switzerland to the U.S. and a higher mix of low margin injector part sales. We continue to experience downward pressure on gross margin driven by the increased supply of preloaded injectors to our third party vendor for their preloaded acrylic IOL products. We expect this to expand during the second half of 2014 as their demand for the product increases. Our costing for ICLs manufactured in the U.S. continues to improve and we expect it to continue through the second half of 2014. We expect gross margins to improve during the second half of 2014 based upon increased rate of growth in ICL products, customer adoption of new products, combined with improved ICL manufacturing costs and higher selling prices. Our net loss for the second quarter of 2014 was primarily driven by the increased investments in R&D and Sales and Marketing, as well as additional costs in General and Administrative.

In the second quarter of 2014, ICL revenue grew in Europe, Middle East, Latin America and Africa (EMEA) region by 22%, in Asia Pacific (APAC) region by 2% and declined in North America by 1%. Sales were particularly strong, compared to the second quarter of 2013, in France (47% growth), Germany (21% growth), and Spain (26% growth). Further market penetration of the ICL with CentraFLOW technology contributed to the sales growth. ICL revenue in Japan declined 32% as refractive procedures in Japan continued to experience downward pressure.

IOL revenue in the second quarter of 2014 increased 10% primarily due to increased sales of KS-IOL products in the European markets and increased sales in China. Sales were particularly strong, compared to the second quarter of 2013, in EMEA (117% growth) and China (65% growth). Sales in Japan, which represents 46% of the Company’s total IOL sales, declined 10% in the second quarter of 2014. Our third party supplier of components for the KS-IOL product line increased the quantity of KS-IOL products delivered to us during the second quarter of 2014, and we expect the supply of KS-IOL products from our supplier to continue to increase throughout 2014.

As of the end of the second quarter of 2014, we ceased manufacturing products in our Nidau, Switzerland location, thus completing the transfer of manufacturing to the U.S. In the second quarter of 2014, we incurred approximately $0.2 million in consolidation-related cost.

On June 30, 2014, we received CE Market approval for our Preloaded ICL with enhanced optics. We also continue our development efforts for an ICL with an enhanced optic to add near-vision enhancement of up to two diopters which could address early onset of presbyopia. We are targeting availability in the EU for this product in first half of 2015.

Status of Regulatory Submissions

Regarding our PMA Supplement submission to the FDA seeking approval of the TICL, on March 14, 2014, a FDA Ophthalmic Devices Panel of the Medical Devices Advisory Committee voted favorably in response to the three questions posed to it by the FDA’s Division of Ophthalmic, Neurological and Ear, Nose and Throat Devices (regarding the TICL’s safety and effectiveness as well as whether the TICL’s benefits outweigh its risks). As discussed in our “Risk Factors” contained in our Form 10-K filed on March 12, 2014 – “FDA compliance issues have delayed approvals and we expect to devote significant resources to maintaining compliance in the future,” on May 27, 2014, we received a Warning Letter from the FDA citing alleged violations of current good manufacturing practice (“cGMP”) regulations that were identified by the FDA during an inspection of the Company’s manufacturing facility in Monrovia, California between February 10, 2014 and March 21, 2014. To summarize, the Warning Letter observations require remedial action in four general areas: designs control documentation; validation of software for an on-line calculator; data collection and trending of ICL vault complaints; and shelf life data on the ICL product. The Warning Letter provides that, until the Company addresses the deficiencies to the FDA’s satisfaction, the FDA will not approve premarket applications (“PMAs”) for the Company’s Class III devices where the applications are reasonably related to the cGMP violations cited in the Warning Letter. The FDA has not provided us with a timeline for follow-up after the advisory panel meeting regarding a timeline for a decision on the PMA Supplement for the TICL, which has remained pending for over eight years, and it is unclear whether the Warning Letter will ultimately impact the timing of a potential approval. While the PMA supplement remains pending, we cannot predict when, or if, the FDA will grant approval of the TICL for use in the United States.

On April 14, 2014, STAAR submitted a PMA Supplement seeking approval of calculator software for the ICL. On July 16, 2014, we received a deficiency letter requesting that we revise the acceptable range of data for the corneal thickness and contact lens sphere fields, clarify that the anterior chamber depth field should include corneal thickness, and provide a list of any known software anomalies (i.e., bugs). We expect to appropriately and promptly revise the software fields and provide the requested data regarding software anomalies.

On May 15, 2014, the China Food and Drug Administration (CFDA) conducted an expert panel meeting regarding the Visian ICL with CentraFLOW technology. The CFDA sent the Company questions after the meeting to which the Company has prepared a response and expects to hear from CFDA within 105 working days.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended July 4, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our statements of operations for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Six Months
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	31.8	30.5	31.5	30.1
Gross profit	68.2	69.5	68.5	69.9

General and administrative	26.5	21.6	26.6	21.8
Marketing and selling	35.0	31.2	32.7	30.3
Research and development	12.5	9.3	14.9	8.4
Medical device tax	0.3	0.2	0.3	0.3
Other general and administrative expenses	0.8	3.4	0.8	4.2
	75.1	65.7	75.3	65.0
Operating income (loss)	(6.9)	3.8	(6.8)	4.9
Other income (loss), net	(0.2)	1.0	0.4	(0.3)
Income (loss) before provision for income taxes	(7.1)	4.8	(6.4)	4.6
Provision for income taxes	1.8	3.3	1.4	2.5
Net income (loss)	(8.9)%	1.5%	(7.8)%	2.1%

Net Sales

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 4, 2014	June 28, 2013	2014 vs. 2013	July 4, 2014	June 28, 2013	2014 vs. 2013
Net sales	$20,048	$18,164	10.4%	$40,226	$36,165	11.2%

ICL	12,172	11,261	8.1	24,413	21,892	11.5
IOL	6,428	5,863	9.6	13,041	12,211	6.8
Other	1,448	1,040	39.2	2,772	2,062	34.4

Net sales for the three months ended July 4, 2014 were $20.0 million, an increase of 10.4% compared to the $18.2 million reported during the three months ended June 28, 2013. Net sales for the six months ended July 4, 2014 were $40.2 million, an 11.2% increase compared with $36.2 million reported during the six months ended June 28, 2013. The effect of exchange rates had a negative impact on sales of $0.1 million and $0.7 million, respectively, for the three and six months ended July 4, 2014.

Total ICL sales for the three months ended July 4, 2014 were $12.2 million, an increase of 8.1% compared with $11.3 million reported during the three months ended June 28, 2013. The increase in ICL sales for the quarter is due to increased sales in Europe, Middle East, Africa and Latin America (EMEA) +22%, and Asia Pacific +2%, partially offset by a 1% decline in North America sales. Total ICL sales for the six months ended July 4, 2014 were $24.4 million, an increase of 11.5% compared with $21.9 million reported during the six months ended June 28, 2013. The increase in ICL sales for the six month period is due to increased sales in Europe, Middle East, Africa and Latin America (EMEA) +24%, and Asia Pacific +9%, partially offset by an 8% decline in North America sales. ICL sales represented 60.7% of our total sales for the three and six months ended July 4, 2014, compared to 62.0% and 60.5% for the three and six month periods ended June 28, 2013.

Total IOL sales for the three months ended July 4, 2014 were $6.4 million, an increase of 9.6%, when compared with $5.9 million for the three months ended June 28, 2013. Total IOL sales for the six months ended July 4, 2014 were $13.0 million, an increase of 6.8%, when compared with $12.2 million for the six months ended June 28, 2013. The increase in IOL sales for the three and six month periods ended July 4, 2014, is due to increased sales of our acrylic preloaded IOL, particularly in Europe, which grew 117% and 92% new during the same periods, respectively. The increase in acrylic preloaded IOL sales for the three and six month periods ended July 4, 2014, was partially offset by a 19% and 5%, respective decrease in other IOL sales. IOL sales represent 32.1% and 32.4% of sales for the three and six months ended July 4, 2014, compared to 32.3% and 33.8% for the three and six month periods ended June 28, 2013.

Other product sales for the three and six months ended July 4, 2014 were $1.4 million and $2.8 million, an increase of 39.2% and 34.4%, respectively, when compared with $1.0 million and $2.1 million for the three and six months ended June 28, 2013. The increase in other product sales was due to the increase in injector part sales to a third party supplier.

Gross Profit

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 4, 2014	June 28, 2013	2014 vs. 2013	July 4, 2014	June 28, 2013	2014 vs. 2013
Gross Profit	$13,667	$12,620	8.3%	$27,551	$25,274	9.0%
Gross Profit Margin	68.2%	69.5%		68.5%	69.9%

Gross profit for the second quarter was $13.7 million, or 68.2% of net sales, compared with $12.6 million, or 69.5% of net sales, in the prior year period. Three key factors drove a 450 basis point negative impact on the gross margin during the quarter; two of which should improve and one remain negative during the second half. The increased geographical sales mix of KS-IOL products had a negative impact of approximately 230 basis points. This should improve with the increasing growth rate of KS-IOL sales within our higher margin markets. Secondly, the increase of lower margin IOL injectors to a third party drove a negative impact of 80 basis points. This factor should continue to be a headwind during the second half. Finally, the transition of ICL production to the U.S. had a negative impact of 140 basis points. This should improve the second half, as it has in the first half, with increased manufacturing experience in the U.S. and the transfer of management from Switzerland. An increase of 3% in the average prices on ICLs had a positive impact on gross margin during the second quarter. The Company expects higher average prices for both ICLs and IOLs will have a positive impact during the second half of the year.

During the first six months of 2014, gross profit was $27.6 million, or 68.5% of revenue, compared with $25.3 million, or 69.9% of revenue, in the prior year period. Three key factors drove a 290 basis point negative impact on the gross margin during the first six months of 2014.   The increased geographical sales mix of KS-IOL products had a negative impact of approximately 110 basis points.  Secondly, the increase of lower margin IOL injectors to a third party drove a negative impact of 60 basis points.  Finally, the transition of ICL production of ICLs to the U.S. had a negative impact of 120 basis points.  An increase of 2% in the average prices on ICLs had a positive impact on gross margin.

General and Administrative

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 4, 2014	June 28, 2013	2014 vs. 2013	July 4, 2014	June 28, 2013	2014 vs. 2013
General and Administrative	$5,321	$3,923	(35.6)%	$10,717	$7,881	(36.0)%
Percentage of Net Sales	26.5%	21.6%		26.6%	21.8%

General and administrative expenses increased by 35.6% to $5.3 million in the second quarter of 2014 from the $3.9 million reported in the second quarter of 2013. General and administrative expenses for the six months ended July 4, 2014 were $10.7 million, an increase of 36.0% when compared with $7.9 million reported last year. The increase is due to an increase in compensation expenses, including stock based compensation and bonuses and increased tax consulting expenses.

Marketing and Selling

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 4, 2014	June 28, 2013	2014 vs. 2013	July 4, 2014	June 28, 2013	2014 vs. 2013
Marketing and Selling	$7,026	$5,659	(24.2)%	$13,164	$10,945	(20.3)%
Percentage of Net Sales	35.0%	31.2%		32.7%	30.3%

Marketing and selling expenses increased 24.2% to $7.0 million in the second quarter of 2014, compared with $5.7 million in the second quarter of 2013. Marketing and selling expenses for the six months ended July 4, 2014 were $13.2 million, an increase of 20.3% when compared with $11.0 million reported last year. The increase is due to an increase in compensation expense, including stock based compensation and an increase in trade show and promotional expense.

Research and Development

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 4, 2014	June 28, 2013	2014 vs. 2013	July 4, 2014	June 28, 2013	2014 vs. 2013
Research and Development	$2,498	$1,686	(48.2)%	$5,981	$3,052	(96.0)%
Percentage of Net Sales	12.5%	9.3%		14.9%	8.4%

Research and development expense increased in the second quarter of 2014, by 48.2% to $2.5 million, compared with $1.7 million in the second quarter of 2013. Research and development expense for the six months ended July 4, 2014 was $6.0 million, an increase of 96.0%, when compared with $3.1 million reported last year. The increase for the quarter is due to increased compensation expense, including stock based compensation, increased consulting expenses associated with the recent FDA warning letter, and increased development costs of the Preloaded ICL and the V6a ICL. The increase in expense for the six month period is for the same reasons noted above but also due to the FDA panel costs of the first quarter.

Other General and Administrative Expenses

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 4 , 2014	June 28, 2013	2014 vs. 2013	July 4, 2014	June 28, 2013	2014 vs. 2013
Other General and Administrative Expenses	$0.165	$0.613	73.1%	$0.334	$1,514	77.9%
Percentage of Net Sales	0.8%	3.4%		0.8%	4.2%

Other general and administrative expenses for the quarter were $0.2 million, compared with $0.6 million in the second quarter of 2013. Other general and administrative expenses for the six months ended July 4, 2014 were $0.3 million, compared with $1.5 million, during the first six months of 2013. The Company has completed the transfer of its international manufacturing to the U.S. and does not anticipate reporting material additional expenses during the remainder of 2014.

Other Income, (Expense) Net

	Three Months Ended		Fav/ (Unfav) % Change		Six Months Ended		Fav/ (Unfav) % Change
	July 4, 2014	June 28, 2013	2014 vs. 2013		July 4, 2014	June 28, 2013	2014 vs. 2013
Other Income (Expense), Net	$(0.032)	$0.183	—	*	$0.170	$(0.115)	—	*

*   Denotes change is greater than +100%.

The year over year change in other income (expense), net for both periods is due to changes in foreign currency gains and losses, decreased interest expense, and fluctuations in royalty income.

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate.  The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions applicable to the Company, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

Income tax provision for the quarter ended July 4, 2014 was $0.4 million, compared to $0.6 million reported in the comparative period last year. During the six months ended July 4, 2014 and June 28, 2013, the tax provision was $0.6 million and $0.9 million, respectively. The current year provisions principally benefitted from the mix of pre-tax earnings in the Company’s lower- and zero- rate foreign jurisdictions.  There are no unrecognized tax benefits as of any period presented.

Tax benefits from manufacturing consolidation are being partially realized during the year with greater realization anticipated in 2015.

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

STAAR believes its current cash balances, coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future, including the cost associated with the manufacturing consolidation plan previously discussed by us and further described in Note 13, “Manufacturing Consolidation Project and Tax Strategy.” If the need for financing arises, STAAR cannot assure that it will be available on acceptable terms, if at all. STAAR’s Japanese and Swiss subsidiaries have bank lines of credit in place for working capital purpose, but STAAR does not maintain such a credit line in the U.S.

To the extent STAAR’s cash balances exceed levels needed for working capital and as a cushion for unforeseen demands, STAAR intends to invest its cash in expanding and improving its business. It does not anticipate paying dividends from its earnings for the foreseeable future.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of July 4, 2014 and January, 2014, respectively, STAAR had $19.2 million and $23.0 million, of cash and cash equivalents.

Net cash used in operating activities for the six months ended July 4, 2014 and June 28, 2013, respectively, was $4.1 million, compared to cash used in operating activities of $0.4 million for the six months ended June 28, 2013. Net cash provided by operations for the six months ended July 4, 2014 consisted of net loss of $3.1 million and a decrease in working capital of $5.4 million, offset by $4.5 million in non-cash items.

Net cash used in investing activities for the six months ended July 4, 2014 and June 28, 2013, respectively, was $2.2 million and $2.0 million. Net cash used in investing activities was due to acquisition of property, plant and equipment.

Net cash provided by financing activities was $2.4 million and $0.5 million for the six months ended July 4, 2014 and June 28, 2013, respectively. Net cash provided by financing activities for the six months ended July 4, 2014 consisted of $2.6 million in proceeds from stock options, partially offset by $0.3 million in capital lease repayments.

Credit Facilities, Contractual Obligations and Commitments

Accrued Termination Benefits for Manufacturing Consolidations Project

The Company has accrued $0.4 million as of July 4, 2014 in termination benefit costs, in connection with its manufacturing consolidation project. The accrual represents STAAR’s current best estimate of the termination benefits that will be paid to the eligible employees.

Lines of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on December 28, 2012, with Mizuho Bank, which provides for borrowings of up to 500,000,000 Yen (approximately $4.9 million based on the rate of exchange on July 4, 2014), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of July 4, 2014). The Company had 500,000,000 Yen outstanding on the line of credit as of July 4, 2014 and January 3, 2014 (approximately $4.9 million and $4.8 million based on the foreign currency exchange rates on July 4, 2014 and January 3, 2014). As of July 4, 2014 there were no available borrowings under the line.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs (approximately $1.1 million at the rate of exchange on July 4, 2014), to be used for working capital purposes. There were no borrowings outstanding as of July 4, 2014 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this report.

Capital Lease Obligations

STAAR leases certain property, plant, and equipment under non-cancelable capital lease agreements. These leases vary in amount, duration, and rates.

Estimated future minimum payments under capital lease obligations were as follows (in thousands):

Fiscal Year	July 4, 2014	January 3, 2014
2014	$270	$303
2015	432	142
2016	335	6
2017	133	—
Thereafter	—	—
Total minimum lease payments	$1,170	$451
Less: interest	(96)	(22)
Total lease obligation	$1,074	$429

Current	$445	$288
Long-term	$629	$141

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 4, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

From time to time the Company may be subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, securities or employment matters, or claims of product liability or regulatory actions. The most significant of these actions, proceedings and investigations are described below. STAAR maintains insurance coverage for product liability and certain securities claims. Legal proceedings can extend for several years, and the matters described below concerning the Company are at very early stages of the legal and administrative process. As a result, these matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine whether the proceedings are material to the Company or to estimate a range of possible loss, if any. Unless otherwise disclosed, the Company is unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

Securities and Exchange Commission Informal Inquiry

In a letter dated July 3, 2014, the United States Securities and Exchange Commission (“SEC”) advised STAAR that it is conducting an informal inquiry into compliance with U.S. securities laws. The letter requested documents concerning any FDA inspections, investigations, observations, noted violations, or warnings since January 1, 2014. The Company intends to fully cooperate with this informal inquiry. On July 25, 2014, the Company sent the SEC documents responsive to the request.

Todd v. STAAR

On July 8, 2014, a punitive securities class action lawsuit was filed by Edward Todd against STAAR and three officers in the federal court located in Los Angeles, California. The plaintiff claims that STAAR made misleading statements to and omitted material information from our investors between February 27, 2013 and June 30, 2014 about alleged regulatory violations at STAAR’s Monrovia manufacturing facility. On July 21, 2014, the Company was served with the Complaint. Although the ultimate outcome of this action cannot be determined with certainty, the Company believes that the allegations in the Complaint are without merit. The Company intends to vigorously defend against this lawsuit. The Company intends to file a motion to dismiss the complaint, when appropriate, in the ongoing proceeding.

ITEM 1A.              RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully the following risk factors, in addition to other information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended January 3, 3014. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

FDA compliance issues at our manufacturing facilities may impact the timeline for review and approval of our products and we expect to devote significant resources to maintaining compliance in the future.

The FDA’s Center for Devices and Radiological Health regularly inspects our facilities to determine whether we are in compliance with the FDA Quality System Regulation, which governs such things as manufacturing practices, validation, testing, quality control, product labeling and complaint handling, and our compliance with FDA Medical Device Reporting regulations and other FDA regulations. The FDA also regularly inspects for compliance with regulations governing advertising and promotional activities as well as clinical investigations.

While we believe that we are substantially in compliance with the FDA’s Quality System Regulations, past quality system deficiencies observed at certain of our facilities have led to FDA Warning Letters and the issuance of such Warning Letters may delay our efforts to obtain new product approvals while we resolve the deficiencies citied therein. For example, on May 27, 2014, we received a Warning Letter from the FDA citing violations of current good manufacturing practice (“cGMP”) regulations that were identified by FDA during an inspection of the Company’s manufacturing facility in Monrovia, California between February 10, 2014 and March 21, 2014. The violations set forth in the Warning Letter principally relate to inadequate documentation and procedures at the facility. The Warning Letter does not restrict production or shipment of the Company’s commercialized devices from this facility, but does confirm that, until the Company addresses the deficiencies to the FDA’s satisfaction, the FDA will not approve premarket applications (“PMAs”) for the Company’s Class III devices where the applications are reasonably related to the cGMP violations cited in the Warning Letter. The FDA has not provided us with a timeline for follow-up after the advisory panel meeting regarding the TICL and it therefore remains unclear whether the Warning Letter applies to the PMA Supplement and whether it will independently impact the timing of a potential approval of this PMA Supplement, which has been pending since 2006. While the PMA supplement remains pending, we cannot provide any assurance that we will ultimately obtain approval in a timely fashion, or at all.

Our ability to continue our U.S. business depends on vigilance in our compliance with FDA regulations. Accordingly, our management expects to continue to devote significant resources and attention to those efforts for the foreseeable future. We cannot ensure that our efforts will be successful. Any failure to demonstrate substantial compliance with FDA regulations can result in enforcement actions that terminate, suspend or severely restrict our ability to continue manufacturing and selling medical devices. Please see the related risks discussed in “Part I-Item 1A-Risk Factors” of the Company’s Form 10-K for the fiscal year ended January 3, 2014 under the headings “—We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products” and “— We are subject to federal and state regulatory investigations.”

If we suffer loss to our facilities due to catastrophe, or if our manufacturing site fails to be in compliance with regulatory approvals, our operations could be seriously harmed.

Following consolidation of international manufacturing to our facilities in California, we manufacture our principal products at a single approved site (though we maintain manufacturing capability in Switzerland). Our facilities could suffer catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters and we would need to obtain additional regulatory approvals in order to manufacture our product at any new manufacturing site. Our California facilities are in an area where earthquakes could cause catastrophic loss. If our facilities were to experience a catastrophic loss, or found not to be in substantial compliance with regulatory requirements, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility, as well as lost customers or sales. Our insurance for property damage and business interruption may not be sufficient to cover any particular loss. We do not carry insurance or reserve funds for interruptions or potential losses arising from earthquakes, terrorism or regulatory actions.

ITEM 4.              MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.              OTHER INFORMATION

Not Applicable.

ITEM 6.              EXHIBITS

3.1	Certificate of Incorporation, as amended to date.(1)

3.2	Amended and Restated By-laws.(1)

4.4	Form of Certificate for Common Stock, par value $0.01 per share.(2)

†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan, and form of Option Grant and Stock Option Agreement.*

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended July 4, 2014, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. *

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 11, 2014.

(2)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: July 31, 2014	By:	/s/ STEPHEN P. BROWN
Stephen P. Brown

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)

