Form 10-K
period 2015-01-02
STAAR SURGICAL CO
filed 2015-03-13
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 4, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $542,806,000 based on the closing price per share of $14.15 of the registrant’s Common Stock on that date.

The number of shares outstanding of the registrant’s Common Stock as of March 11, 2015 was 38,797,569.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

Item 1. Business

STAAR Surgical Company designs, develops, manufactures and sells implantable lenses for the eye and delivery systems used to deliver the lenses into the eye. We are the leading maker of lenses used worldwide in corrective or “refractive” surgery, and we also make lenses for use in surgery that treats cataracts. All of the lenses we make are foldable, which permits the surgeon to insert them through a small incision during minimally invasive surgery.

Originally incorporated in California in 1982, STAAR Surgical Company reincorporated in Delaware in 1986. Unless the context indicates otherwise, “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

STAAR®, Visian®, Collamer®, CentraFLOW®, AquaPORT®, nanoFLEX® nanoPOINT™, Epiphany® and AquaFlow™ are trademarks or registered trademarks of STAAR in the United States (U.S.) and other countries. Collamer® is the brand name for STAAR’s proprietary collagen copolymer lens material.

A glossary explaining many of the technical terms used in this report begins on page 14. The reader may also find it helpful to refer to the discussion of the structure and function of the human eye that begins on page 3.

Operations

STAAR has significant operations globally. Activities outside the U.S. accounted for 85% of our total sales in fiscal year 2014, primarily due to the pacing of product approvals and commercialization that tend to occur first outside the U.S. STAAR sells its products in more than 60 countries, with direct distribution in the United States, Canada, Japan and Spain, and independent distribution in the remainder of the world.

STAAR maintains operational and administrative facilities in the United States, Switzerland and Japan. In June 2014 STAAR completed a project to consolidate substantially all of its manufacturing in its Monrovia, California facility. Its current global operations are as follows:

•	United States. STAAR operates its global administrative headquarters and a manufacturing facility in Monrovia, California. The Monrovia manufacturing facility principally makes Collamer and silicone intraocular lenses (IOLs), and injector systems for its IOLs. We also manufacture the Visian implantable Collamer lenses (ICLs) and preloaded IOL injectors. STAAR manufactures the raw material for Collamer lenses (both IOLs and ICLs) and the AquaFlow Device (for the treatment of glaucoma) in a facility in Aliso Viejo, California.

•	Switzerland. STAAR operates an administrative and distribution facility in Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. The Nidau facility also maintains manufacturing capabilities for STAAR’s ICL products and the AquaFlow Device.

•	Japan. STAAR operates administrative and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc. STAAR Japan’s administrative facility is located in Shin-Urayasu and its distribution facility is located in Ichikawa City. STAAR final packages its silicone preloaded IOL injectors at the Ichikawa City facility.

The global nature of STAAR’s business operations subjects it to risks, including the effect of changes in currency exchange rates, differences in laws, including laws protecting intellectual property and regulating medical devices, political risks and the challenge of managing foreign subsidiaries. Our global manufacturing consolidation also exposes us to the risk of unexpected costs and possible supply interruptions. See “Item 1A. Risk Factors —Risks Related to Our Business —The global nature of our business may result in fluctuations and declines in our sales and profits”; “—The success of our international operations depend on our successfully managing our foreign subsidiaries”; “—Non-compliance with anti-corruption laws could lead to penalties or harm our reputation”; and “—We may not realize the expected benefits of our manufacturing consolidation and tax strategies.”

The Human Eye

The following discussion provides background information on the structure, function and some of the disorders of the human eye to enhance the reader’s understanding of our products described in this report. The human eye is a specialized sensory organ capable of receiving visual images and transmitting them to the visual center in the brain. The eye has an anterior segment and a posterior segment that are separated by the natural crystalline lens.

The anterior segment consists of the cornea, the iris and ciliary body and the trabecular meshwork. It is filled with a watery fluid called aqueous humor and is divided, by the iris, into an anterior chamber and a posterior chamber. The cornea is the clear window in the front of the eye through which light first passes. The interior surface of the cornea is lined with a single layer of flat, tile-like endothelial cells, whose function is to maintain the transparency of the cornea. The iris is a pigmented muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The natural lens is a clear structure located behind the iris that changes shape to focus light to the retina, located in the back of the eye. The medical term for the natural lens that is present in the eye from birth is “crystalline lens.” The trabecular meshwork, a drainage channel located between the iris and the surrounding white portion of the eye, maintains a normal pressure in the anterior chamber of the eye by draining excess aqueous humor.

The posterior segment of the eye that is behind the natural lens is filled with a jelly-like material called the vitreous humor. The retina is a layer of nerve tissue in the back of the eye consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve.

The eye can be affected by common visual disorders, disease or trauma. One of the most prevalent ocular disorders is cataracts. Cataract formation is generally an age-related disorder that involves the hardening and loss of transparency of the natural crystalline lens, impairing visual acuity.

Refractive disorders, which generally are not age-related, include myopia, hyperopia and astigmatism. A normal, well-functioning eye receives images of objects at varying distances from the eye and focuses the images on the retina. Refractive errors occur when the eye’s natural optical system does not properly focus an image on the retina. Myopia, also known as nearsightedness, occurs when the eye’s lens focuses images in front of the retina. Hyperopia, or farsightedness, occurs when the eye’s lens focuses images behind the plane of the retina. Individuals with myopia or hyperopia may also have astigmatism. Astigmatism is due to an irregular curvature of the cornea or defects in the natural lens. In an eye with astigmatism, light fails to come to a single focus on the retina. Instead, two or more focus points occur that results in blurred vision. Presbyopia is an age-related refractive disorder that limits a person’s ability to see in the near and middle distance range as the natural crystalline lens loses its elasticity, reducing the eye’s ability to accommodate or adjust its focus for varying distances.

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

The ICL is the only posterior chamber phakic IOL (PIOL) approved for sale in the U.S., and we believe it is the world’s largest selling phakic IOL. We believe that our leadership in commercializing this technology results from a number of factors, including proprietary design features and the biocompatibility of the patent-protected Collamer material. STAAR believes that the biocompatibility of the Collamer material used for the ICL (and Toric ICL – TICL, which also corrects for astigmatism) is a significant factor in the ability to place this lens safely in the posterior chamber of the eye. Compared to lenses placed in the anterior chamber, we believe that placement in the posterior chamber provides superior optical results and superior cosmetic appearance, and poses less risk of damage to the cornea.

The ICL has been implanted into more than 500,000 eyes worldwide. The FDA approved the ICL for myopia for use in the U.S. in December 2005. In September 2011, STAAR launched the ICL with CentraFLOW technology, which uses a proprietary port in the center of the ICL optic. The port is of a size intended to optimize the flow of fluid within the eye without affecting the quality of vision, and eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant. By simplifying the procedure and increasing patient comfort, the CentraFLOW technology makes the visual outcomes of the ICL available through a surgical implantation experience closer to LASIK. Outside the U.S., countries where we may sell the ICL and the TICL, which corrects for both astigmatism and myopia, include the following:  the countries that require the European Union CE Mark, China, Canada, Korea, Japan, India, Brazil, the Middle East and Singapore. We sell the ICL with CentraFLOW technology in countries that require the European Union CE Mark, China, Korea, Japan, India and certain countries in the Middle East. STAAR submitted its application for U.S. approval of the TICL to the FDA in 2006 which is currently under review (see “Regulatory Matters – Regulatory Requirements in the United States – Status of Toric ICL Submission”).

The Hyperopic ICL, which treats far-sightedness, is approved for use in countries that require the European Union CE Mark and in Canada.

The ICL is available for myopia in the United States in four lengths and 27 powers for each length.  Outside the U.S., the ICL is available for myopia and hyperopia and is available in multiple models and lengths totaling hundreds of different types of inventoried lenses.  This requires us to carry a significant amount of inventory to meet the customer preference for rapid delivery.  Outside the U.S. the Toric ICL is available for myopia and hyperopia in the same powers and lengths and also carries additional parameters of cylinder and axis.  As a result, we often make the Toric ICL to order, though we were still able to ship approximately 76% in less than one week from receipt of an order at our manufacturing facility.

Sales of ICLs (including TICLs) accounted for approximately 59% of our total sales in fiscal 2014, 61% of our total sales in fiscal 2013, and 55% of our total sales in fiscal 2012.

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

In most countries government agencies reimburse the cost of cataract surgery and IOLs. Some countries permit ophthalmic surgeons and surgical centers to collect an additional fee from the cataract patient for products and services that go beyond standard treatment. STAAR offers IOLs that fall within the categories that offer an opportunity to increase average selling prices. For example, the U.S. Center for Medicare and Medicaid Services (CMS) allows the provider to receive an additional payment from the patient for the premium lens and associated services. STAAR’s Toric IOL falls in this category.

Currently, our foldable IOLs are manufactured from both our proprietary Collamer material and silicone. STAAR offers both materials in two differently configured styles: the single-piece design where both the optic and haptics are made of the same material and the three-piece design where Polyimide loop haptics are attached to the optic. We believe that the physical and optical properties of Collamer, which has a high water content, gives it distinct advantages as a material for prosthetic IOLs used in cataract surgery. The selection of one style over the other is primarily based on the preference of the ophthalmologist. STAAR also sells aspheric IOLs made of silicone and Collamer that use optical designs that produce a clearer image than traditional spherical lenses, especially in low light. For example, the STAAR nanoFLEX IOL is a single piece Collamer aspheric optic and can be delivered through a 2.2 mm micro-incision using STAAR’s nanoPOINT Injection System.

We have developed and currently market, principally in the U.S., the Toric IOL, a toric version of our single-piece silicone IOL, which is specifically designed for cataract patients who also have pre-existing astigmatism.

Also, in Japan and Europe, we sell a “Preloaded Injector” with a silicone or acrylic IOL packaged and shipped in a pre-sterilized, disposable injector ready for use in cataract surgery. In China, we sell a “Preloaded Injector” with a silicone IOL packaged and shipped in a pre-sterilized disposable injector ready for use in cataract surgery. We believe the Preloaded Injector offers surgeons improved convenience and reliability. The acrylic-lens-based Preloaded Injector uses a lens supplied by a third party. The supplier also assembles and sells the acrylic Preloaded Injector under its own brand, using injector parts purchased from us. Our agreement with the supplier provides for the sale of the acrylic Preloaded Injector in additional territories by mutual agreement of the two companies.

Sales of IOLs accounted for approximately 32% of our total sales in fiscal 2014, 33% of our total sales in fiscal 2013, and 41% of our total sales in fiscal 2012.

Other Surgical Products

We also sell other related instruments and devices that we manufacture or that are manufactured by others, but these products have relatively lower overall gross profit margins. Also, we sell injector parts to our lens supplier for their preloaded acrylic IOL that they sell under their own brand. Sales of other surgical products accounted for approximately 9% of our total sales in fiscal 2014, 5% of our total sales in fiscal 2013, and 4 % of our total sales in fiscal 2012.

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

Patents, Trademarks and Licenses

We strive to protect our investment in the research, development, manufacturing and marketing of our products through the use of patents, licenses, trademarks, copyrights, and trade secrets. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business. As of January 2, 2015, we owned approximately 67 United States and foreign patents and had approximately 21 patent applications pending. In addition, as of January 2, 2015, our Japanese subsidiary owned approximately 50 Japanese and foreign patents and had approximately 2 patent applications pending.

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

STAAR has several patents covering design features that we believe are important to the safety and effectiveness of its ICLs, and that we believe would be necessary or desirable for any competing posterior chamber phakic IOL. Some of these patents expire by the end of 2016. Collamer belongs to a family of materials known as collagen copolymers. Collagen copolymers are compounds formed by joining molecules of collagen derived from biological sources with synthetic monomer molecules. The patents that underlie the specific formulation and manufacturing methods for Collamer expire by the end of 2016, with the last blocking patent expiring in 2017. Over the past two years, we have filed patent applications covering new lens designs, and new lens delivery systems.

STAAR also owns numerous patents covering the technology of foldable lens delivery systems, including injectors, cartridges and preloaded injectors and their specific design features. This group of patents includes patents with up to five years of life remaining.

In addition to patents, we possess trade secrets and know-how regarding the design and production of the collamer material and the manufacture of ICLs all of which we perform internally. We believe it would require extensive time and effort for a competitor to duplicate these processes to develop a product with comparable capabilities to the ICL product line.

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

Seasonality

Seasonality does not materially affect our sales, although the third quarter may be lower due to the summer vacation effect in Europe.

Distribution and Customers

We market our products to a variety of health care providers, including surgical centers, hospitals, managed care providers, health maintenance organizations, group purchasing organizations and government facilities. The primary user of our products is the ophthalmologist.

We sell our products directly through our own sales representatives in the U.S., Canada, Japan and Spain and, supplemented by independent distributors, in approximately 60 countries worldwide. We maintain a global marketing team, as well as regional marketing personnel to support the promotion and sale of our products. The global marketing department supports selling efforts by developing and providing promotional materials, educational courses, speakers’ programs, social media sites, participation in trade shows and technical presentations. Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. In the U.S., we also rely on independent sales representatives to sell our products under the supervision of directly employed sales managers. In Japan, we also sell through a local distributor.

A single customer, WooJeon Medical Co., Ltd., our Korean distributor, accounted for more than 10% of our consolidated net sales during fiscal 2013 and 2012, although this decreased to approximately 9% during fiscal 2014. Net sales to WooJeon during each of the last three fiscal years were as follows:

Net Sales to WooJeon
Fiscal Year	Net Sales ($, in thousands)	Net Sales as Percentage of Consolidated Net Sales
2014	$6,563	8.8%
2013	$7,743	10.7%
2012	$6,713	10.5%

Backlog

The dollar amount of STAAR’s backlog orders is not significant in relation to total annual sales. We generally keep sufficient inventory on hand to ship product when ordered.

The ICL is manufactured to address refractive prescriptions across a broad range of correction, resulting in a large number of Stock Keeping Units (SKUs). The challenge of maintaining inventory in all models can result in a backlog in customer orders. In the fourth quarter of 2014, we experienced a backlog for ICLs and TICLs primarily due to manufacturing challenges in our Monrovia facility. Also, we implemented a voluntary hold on over 2,000 ICLs from shipment at the end of the quarter. The impact of these manufacturing challenges to our revenue in the fourth quarter of 2014 was approximately $1.0 million. We continue to address the issues and expect to reduce the backlog to customary levels by the end of the first quarter 2015 or the end of the second quarter. If we cannot resolve our manufacturing challenges in the first quarter of 2015, our financial results may be adversely impacted.

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

Phakic implants that compete with the ICL are also available in the marketplace. The three principal types of phakic IOLs (PIOLs) are (1) posterior chamber designs like the ICL, (2) iris clip anterior chamber PIOLs like the Artisan® and Artiflex® lenses made by Ophtec (Artisan® is distributed in the U.S. by AMO under the Verisyse® brand), and (3) angle-supported anterior chamber PIOLs like the Cachet™ made by Alcon and sold outside the U.S. We believe the ICL has compelling clinical advantages over the other lenses, which are reflected in our estimated 75% market share of the global phakic IOL market. The ICL is the only foldable, minimally invasive PIOL approved for sale in the U.S. Start-up competitors from a low cost manufacturing geography are beginning to appear in the market with a low cost alternative to the ICL, though we do not believe they are having a material impact on our sales at this time.

As with the refractive market, the global cataract market is highly concentrated, with the top three competitors (Novartis, Abbott and Valeant) combined accounting for approximately 70% of total market revenue, according to internal estimates and a 2014 report by Market Scope, LLC, a publisher of ophthalmic industry analysis.

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

We cannot give any assurance that any new medical devices we develop will be cleared or approved in a country where we propose to sell our medical devices or, if approved, whether such approvals will be granted in a timely or cost-effective manner. We also cannot give any assurance that if our medical devices are approved for sale in a country action will not be taken by the responsible regulatory authorities in the country with respect to our medical devices that might affect our ability to maintain the required approvals in the country or to continue to sell our medical devices in the country.  The regulatory requirements in our most important current markets, the U.S., Europe and Japan, and in China and Korea are discussed below.

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

For example, in 2007 we received a warning letter following a BIMO inspection that identified negative inspectional observations. Prior to the inspection and the warning letter, we submitted a PMA supplement for the TICL to the FDA on April 28, 2006, which the agency designated as a panel-track supplement. In August 2007, following negative inspectional observations and the warning letter the FDA Office of Device Evaluation placed an integrity hold on our TICL application. Over a two-year period we took a number of corrective actions to address BIMO’s concerns and to remove the integrity hold, including engaging an independent third party to conduct a 100% audit of patient records in the TICL clinical study, along with an audit of clinical systems to ensure accuracy and completeness of data before resubmitting the application. On July 21, 2009, the FDA notified us that as a result of our corrective actions the FDA had removed the integrity hold on the application for approval of the TICL, and would resume its consideration of the application. On February 3, 2010, we received a letter of deficiency from the FDA outlining additional questions. After several communications with the FDA, on November 29, 2011, we received a letter of deficiency from the FDA further questioning the clinical data. After further interactions with the FDA throughout 2012, on November 15, 2012, we submitted (1) clinical data showing no statistical difference in the clinical outcomes with or without patient data that was obtained outside the study windows, (2) engineering data regarding the lens design, and (3) a validation report for the Toric ICL power calculation software. On March 14, 2014 an FDA Ophthalmic Devices Panel of the Medical Devices Advisory Committee that assessed our PMA Supplement submission seeking approval of the TICL, voted favorably in response to the three questions posed to it by the FDA’s Division of Ophthalmic, Neurological and Ear, Nose and Throat Devices regarding the TICL’s safety and effectiveness as well as whether the TICL’s benefits outweigh its risks.

On May 27, 2014, we received a warning letter from the FDA (the “2014 Warning Letter”) citing alleged violations of current good manufacturing practice (“cGMP”) regulations that were identified by the FDA during an inspection of the Company’s manufacturing facility in Monrovia, California between February 10, 2014 and March 21, 2014. To summarize, the 2014 Warning Letter observations require remedial action in four general areas: design control documentation; validation of software for an on-line calculator; data collection and trending of ICL vault complaints; and shelf life data on the ICL product. The 2014 Warning Letter provides that, until the Company addresses the deficiencies to the FDA’s satisfaction, the FDA will not approve premarket applications (“PMAs”) for the Company’s Class III devices where the applications are reasonably related to the cGMP violations cited in the 2014 Warning Letter.

Beginning on November 14, 2014 and continuing through February 4, 2015, the FDA inspected our Monrovia facility. On February 4, 2015, at the conclusion of the inspection, the FDA issued the 2015 FDA-483 with ten inspectional observations (“2015 FDA-483”). The observations focus primarily on the need for adherence to and improved procedures, processes and documentation relating to design change, design transfer into specifications and production, verification and validation associated with device design and production, improvement in good documentation practices, and broader environmental monitoring. STAAR responded to the FDA-483 and is concurrently continuing to develop and implement its corrective action plans relating to the 2014 Warning Letter and the 2015 FDA-483. While the PMA supplement remains pending, we cannot predict when, or if, the FDA will grant approval of the TICL for use in the United States.

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

Healthcare Fraud and Abuse Laws and Regulations

Even though we do not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We are subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•	the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal physician sunshine requirements under the Health Care Reform Law, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value relating to certain drugs, devices, biologics, and medical supplies to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, which may differ from each other and may not have the same effect, thus complicating compliance efforts.

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

STAAR Japan currently holds shonin approval for the ICL and Toric ICL, preloaded injectors and their associated lenses, and kyoka licensing as a manufacturer and MAH of medical devices. The sponsor of a clinical trial submitted to the MHLW must strictly follow Good Clinical Practice (GCP) standards, and must follow the trial with standard Good Postmarket Study Practice (GPSP) reporting and a follow-up program. MHLW and PMDA also assess the quality management systems of manufacturers and the conformity of products to the requirements of PAL. STAAR is subject to inspection for compliance by these agencies. A company’s failure to comply with PAL can result in severe penalties, including revocation or suspension of a company’s business license and possible criminal sanctions. If the PMDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, they could take a variety of regulatory or legal actions, similar to the FDA, which could have a material and negative impact on the Company.

Medical Device Regulation in China and Korea. Sales of our products in China and Korea, as in other countries, are also subject to regulatory requirements.  In China, medical devices such as our ICLs and IOLs require testing by a government recognized laboratory qualified as a medical device testing center in accordance to Chinese standards.  Results from the testing center, together with registration documents  are submitted to the Center for Medical Device Evaluation (CMDE) of the Chinese FDA (CFDA) for technical evaluation and if accepted, then approval and registration by CFDA.  In China, we obtain registration of our products from CFDA ourselves.  In Korea, medical devices such as our ICLs and IOLs require registration and approval from the Korean Ministry of Food and Drug Safety (MFDS) prior to commercialization.  Typically, the MFDA requires similar documentation as required to obtain a CE Mark.  Our distributor in Korea is contractually required to obtain, with our assistance, the necessary health registrations, governmental approvals or clearances to import, market and sell our products.  We provide our distributor with information and data to obtain appropriate registrations and approvals, and the distributor obtains such registrations. If the CFDA or MFDS were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, they could take a variety of regulatory or legal actions in their respective countries, similar to the FDA, which could have a material and negative impact on the Company.

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

Research and Development

We focus on furthering technological advancements in the ophthalmic products industry through the development of innovative premium ophthalmic products (lenses and delivery systems there for), materials and designs. We maintain active internal research and development programs, which also include clinical activities and regulatory affairs and are comprised of approximately 20 employees. In order to achieve our business objectives, we will continue our investment in research and development.

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

During 2015, we intend to continue our focus on research and development in the following areas:

•	Enhancements to the ICL that may simplify the procedure and further improve its efficacy;

•	Development of preloaded injector systems for Collamer ICLs and IOLs;

•	Development of a global hydrophobic acrylic IOL platform; and

•	Development of presbyopia-correcting IOLs and ICLs.

Research and development expenses were approximately $12.4 million, $6.7 million, and $6.4 million for our 2014, 2013, and 2012 fiscal years, respectively. We expect to invest approximately 12% of sales for research and development in 2015. During 2014, research and development expenses increased $5.7 million including $2.2 million for new product development and increased headcount, $1.8 million for FDA remediation activities, and $1.5 million for the FDA Advisory Panel meeting related to our PMA Supplement seeking U.S. approval for our Toric ICL. The Company expects to continue its FDA remediation activities through 2016 and expects to spend approximately $4 million for these activities in 2015.

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

Employees

As of March 13, 2015, we employed approximately 300 persons.

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

During 2011, we achieved net income after reporting losses for more than ten years. However, in two of the past three years we reported losses. Our future profitability is challenged by the competitive nature of our industry and the other risks to our business detailed herein. We have an accumulated deficit of $140.4 million as of January 2, 2015. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to continue growing our existing operations. If we cannot continue to generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

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

The FDA’s Center for Devices and Radiological Health regularly inspects our facilities to determine whether we are in compliance with the FDA Quality System Regulation, which governs such things as manufacturing practices, validation, testing, quality control, product labeling and complaint handling, and in compliance with FDA Medical Device Reporting regulations for certain adverse events and device malfunctions, and other FDA regulations. The FDA also regularly inspects for compliance with regulations governing advertising and promotional activities as well as clinical investigations.

While we believe that we are substantially in compliance with the FDA’s Quality System Regulations, quality system deficiencies observed at certain of our facilities during prior inspections have led to FDA Warning Letters and delays in product approvals until we resolved agency concerns. For example, in 2007, we received a Warning Letter identifying deficiencies in clinical study procedures, practices and documentation related to the Toric ICL, or TICL. As a result, the FDA placed an integrity hold on the TICL PMA supplement application in August 2007, which was lifted in July 2009

On May 27, 2014, we received the 2014 Warning Letter from the FDA citing alleged violations of current good manufacturing practice (“cGMP”) regulations that were identified by the FDA during an inspection of the Company’s manufacturing facility in Monrovia, California between February 10, 2014 and March 21, 2014. To summarize, the 2014 Warning Letter observations require remedial action in four general areas: design control documentation; validation of software for an on-line calculator; data collection and trending of ICL vault complaints; and shelf life data on the ICL product.”  The 2014 Warning Letter provides that, until the Company addresses the deficiencies to the FDA’s satisfaction, the FDA will not approve PMAs for the Company’s Class III devices where the applications are reasonably related to the cGMP violations cited in the Warning Letter.

Beginning on November 14, 2014 and continuing through February 4, 2015, the FDA inspected our Monrovia facility. On February 4, 2015, at the conclusion of the inspection, the FDA issued a Form FDA-483 with ten inspectional observations. The observations focus primarily on the need for adherence to and improved procedures, processes and documentation relating to design change, design transfer into specifications and production, verification and validation associated with device design and production, improvement in good documentation practices, and broader environmental monitoring.

We timely responded to the 2014 Warning Letter and the 2015 FDA-483 and are continuing to develop and implement our corrective action plans related to both of these issuances.

While the PMA supplement remains pending, we cannot predict when, or if, the FDA will grant approval of the TICL for use in the United States.

Our ability to continue our U.S. business depends on the continuous improvement of our quality systems and constant vigilance in our compliance with FDA regulations. Accordingly, our management expects to continue to devote significant resources and attention to those efforts for the foreseeable future. We cannot ensure that our efforts will be successful. Any failure to demonstrate substantial compliance with FDA regulations can result in enforcement actions that terminate, suspend or severely restrict our ability to continue manufacturing and selling medical devices. Please see the related risks discussed under the headings “—We are subject to extensive government regulation worldwide, which increases our costs and could prevent us from selling our products” and “—We are subject to federal and state regulatory investigations.”

The 2014 Warning Letter and the 2015 FDA-483 may adversely impact our operations.

As noted above, we received the 2014 Warning Letter and the 2015 FDA-483, have responded, and continue to develop and implement our corrective action plans relating to them.  There can be no assurance that the FDA will be satisfied with the Company's response to the 2014 Warning Letter or the 2015 FDA-483. Unless and until STAAR is able to correct outstanding issues to the FDA's satisfaction, the FDA may withhold approval of new products such as the Toric ICL (TICL). In addition, the Company may be subject to additional regulatory action by the FDA, including fines, injunctions, warning letters, consent decrees, prosecution, civil money penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket approvals, withdrawals or suspensions of current products. Any such further action could, ultimately, be significant to our ongoing business and operations.

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

Between February 10, 2014 and March 21, 2014, the FDA inspected our manufacturing facility in Monrovia, California. On May 27, 2014, we received the 2014 Warning Letter from the FDA citing alleged violations of current good manufacturing practice (“cGMP”) regulations that were identified by the FDA during the inspection. Between November 14, 2014 and February 4, 2015, the FDA again inspected our manufacturing facility in Monrovia, California. On February 4, 2015, at the completion of this inspection, the FDA issued the FDA-483 with ten inspectional observations. Please see the related risks discussed under the headings “—We are subject to extensive government regulation, which increases our costs and could prevent us from selling our products,” “—We are subject to federal and state regulatory investigations,” and “FDA compliance issues have delayed approvals and we expect to devote significant resources to maintaining compliance in the future.”

While the PMA supplement remains pending, we cannot predict when, or if, the FDA will grant approval of the TICL for use in the United States.

The global nature of our business may result in fluctuations and declines in our sales and profits.

The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. Year over year fluctuations in the exchange rate between the Japanese yen and the U.S. dollar had a $1.6 million impact on Japanese yen translated sales for the fiscal year ended January 2, 2015. In addition, we are exposed to transaction risk because some of our sales and expenses are incurred in a currency different from the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss Franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. As more manufacturing has shifted from Japan to the U.S. there will be increased foreign currency exposure to the Japanese yen. We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in other hedging transactions.

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

Except for the U.S., Canada, Japan, and Spain, we sell our products through independent distributors who generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose customers who have been dealing with that distributor. Because we do not have local staff in most of the areas covered by independent distributors, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors that are beyond our control could result in flat or declining sales in that territory, harm to the reputation of our company or its products, or legal liability. For example, in 2014, sales to our independent distributor in Korea, our second largest market, declined by 15% compared to 2013, but in 2013 increased by 15% over 2012.

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

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the FCPA. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm our reputation and business. Our reliance on foreign subsidiaries and independent distributors demands a high degree of vigilance in maintaining our policy against participation in corrupt activity. In many of our markets outside the U.S., doctors and hospital administrators may be deemed government officials. We periodically provide anti-corruption training to relevant employees and distributors. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such individuals.

Unfavorable economic conditions hurt sales of our refractive products.

Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Laser refractive surgery experienced a significant decrease in demand globally with the recession that began in mid-2008, and has not fully recovered. While ICL sales growth declined globally in 2014, we believe that negative economic conditions have contributed to this decline. Economic stagnation, lack of consumer confidence or new recessions in any of our key markets, including but not limited to Korea, China, Japan, or Spain, could further slow ICL sales growth or, if severe, cause declines in sales. Because the ICL is our highest gross margin product, restricted growth or a decline in its sales could materially harm our business.

Negative publicity concerning complications of laser eye surgery could reduce the demand for our refractive products as well.

Negative publicity about laser eye surgery has appeared in several refractive surgery markets in 2013 and 2014. In December 2013, the Consumer Affairs Agency of the Japanese government issued an official cautionary warning for individuals interested in LASIK eyesight correction procedures. We believe this affected the volume of refractive surgery in Japan in 2014. In Korea in June 2014, a regional television station reported that outcomes from LASIK surgery harmed patients and significantly lowered their quality of life. A similar program was later broadcast on a national television station in that country. The resulting publicity broadened public awareness of the potential complications of refractive surgery and potential patient dissatisfaction, in particular as a result of LASIK and other corneal laser-based procedures. We believe this negative publicity decreased patient interest in Korea in LASIK as well as all other refractive procedures. Depending on the nature and severity of future negative publicity about refractive surgery, the growth of ICL sales could be limited or sales could decline as a result. Because nearly all candidates for refractive surgery can achieve acceptable vision through the use of spectacles or contact lenses, for most patients the decision to have refractive surgery is a lifestyle choice that depends on high confidence in achieving a satisfactory outcome. On April 25, 2008, the FDA Ophthalmic Devices Panel held a public meeting to discuss reports of medical complications and customer satisfaction following refractive surgery. In October 2009 the FDA, in collaboration with the National Eye Institute and the U.S. Department of Defense, began a major study on the quality of life for patients after LASIK surgery. The results of this study were presented in October 2014 and can be found on the FDA website. Some of the findings could amplify concerns about complications of laser refractive surgery. While these concerns could encourage patients and physicians to select the ICL as an alternative, they could also decrease patient interest in all refractive surgery, including ICL.

We may not realize the expected benefits of our manufacturing consolidation and tax strategies.

Since 2011 we have invested significant resources in manufacturing consolidation and a tax strategy initiative, and we have invested approximately $6.3 million dollars to complete the consolidation. The goal is to increase profit margins by improving manufacturing efficiency, simplifying administrative and regulatory functions, and reducing tax liabilities. We cannot assure that we will achieve the expected benefits of these initiatives. Among other things, costs could exceed current estimates, product manufacturing transfers could be affected by delays or cause supply interruptions, changes in tax laws could reduce or eliminate expected benefits of some of our tax strategies, tax authorities may challenge our tax strategy, or future profit margins could be affected by a variety of factors unrelated to our level of manufacturing efficiency. In June 2013, we completed transferring IOL manufacturing from Japan to our Monrovia, California facility. In June 2014, we completed transferring ICL manufacturing from Nidau to our Monrovia, California facility, while maintaining manufacturing capabilities in Nidau. Completion of remaining consolidation may result in disruption to our business and delays in our use of tax loss carry forwards, which would adversely affect our results. For example, we experienced lower manufacturing yields in Monrovia than typically experienced in Nidau in the fourth quarter of 2014.

Our manufacturing consolidation exposes us to risk.

We have described our manufacturing consolidation initiative and provided an update to our progress in the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Other Highlights—Manufacturing Consolidation Project and Tax Strategy” section of this Report. Transferring the manufacturing of medical devices is more expensive, time-consuming and riskier than similar transfers in less regulated industries. In our major markets, regulatory approval to sell our products is generally limited to the current manufacturing site, and changing the site will require applications to and approval from regulatory bodies prior to commercialization. To satisfy our own quality standards as well as regulations, we must follow strict protocols to confirm that products made at a new site are equivalent to those made at the currently approved site. Even minor changes in equipment, supplies or processes require validation. While we have placed a priority on maintaining the continuity and quality of our product supply, including increasing our inventory as safety stock during the consolidation, unanticipated delays or difficulties in the transfer process could interrupt our supply of products. Any sustained interruption in supply could cause us to lose market share and harm our business. In addition, our manufacturing consolidation results in our no longer having an alternative source of supply for the products we manufacture (for example, Collamer and silicone IOLs, Collamer ICLs and delivery systems) in the event of an earthquake or other event that disrupts our manufacturing activities in California.

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

Our sources of supply for raw materials may be threatened by shortages and other market forces, by natural disasters, by the supplier’s failure to maintain adequate quality or a recall initiated by the supplier. Even when substitute suppliers are available, the need to certify the substitute supplier’s regulatory compliance and the quality standards of the replacement material could significantly delay production and materially reduce our sales. We endeavor to mitigate this risk by maintaining adequate inventory of raw materials when practical and identifying secondary suppliers, but we cannot entirely eliminate the risk. For example, the failure of one of our suppliers could be the result of an unforeseen industry-wide problem, or the failure of our supplier could create an industry-wide shortage affecting secondary suppliers as well.

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

Further, any failure by us to forecast demand for, or to maintain an adequate supply of the raw material and finished product could result in an interruption in the supply of certain products and a decline in the sale of that product. The manufacturing process to create the raw material necessary to produce some of our products is technically complex and requires significant lead-time. If our suppliers are unable to meet our manufacturing requirements, we may not be able to produce a sufficient amount of materials or products in a timely manner, which could cause a decline in our sales. For example, our supply of acrylic lenses from a third party supplier is limited by their manufacturing capacity constraints, which may result in backlog in demand. Delays in filling orders (for example, if this supplier remains unable to meet our demand for acrylic lenses and we are unable to secure an alternative supply) can result in lost sales if alternative lenses are available to the patient. If we are unable to ramp up production to meet increased demand we may not achieve our growth targets.

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

We have accumulated approximately $130.8 million of U.S. federal tax net operating loss carryforwards as of January 2, 2015, which can be used to offset taxable income in future quarters if our U.S. operations become profitable. If unused, these tax loss carryforwards will begin to expire between 2017 and 2033. Currently, when we generate profits on a consolidated basis, those profits are generated outside the U.S. and are subject to income taxes that we cannot offset with U.S. loss carryforwards. As part of our global consolidation strategy we expect to increase our profits in the U.S. enabling us to begin utilizing our tax loss carryforwards in the U.S., but unexpected changes in tax laws or delays and complications in our consolidation efforts could prevent us from realizing the benefits of this tax strategy. Moreover, under the current tax laws, if we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of these tax loss carryforwards even if our U.S. operations generate significant profits.

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

We began generating cash from operations in 2009 after six consecutive years when our cash requirements exceeded the level of cash generated by operations. We may not be able to sustain positive cash flow, and unexpected cash needs could exceed the amount of cash we generate, which was the case during fiscal 2014 when we used $8.0 million of our cash for operations. While we believe our capital resources and funds generated by operations are sufficient to operate our business and satisfy our obligations, if unexpected events increase our expenses or harm the performance of our business we may need to seek additional financing. We may also be presented with opportunities to expand our business that require additional financing. Should we need additional working capital, our ability to raise financing through sales of equity securities depends on general market conditions and the demand for our common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales our existing stockholders could experience substantial dilution. Because of our history of losses, we may also have difficulty obtaining debt financing on acceptable terms or renewing existing debt facilities. An inability to secure additional financing if it is needed in the future could require us to forego opportunities for expansion, reduce existing operations, or even jeopardize our ability to continue operations.

Because we manufacture most of our products from a single manufacturing site, if we suffer loss to our Monrovia facility due to catastrophe, or if our manufacturing sites fail to be in compliance with its regulatory approvals, our operations could be seriously harmed.

We depend on the continuing operation of our manufacturing facility in Monrovia, California, which is currently our sole manufacturing facility for ICLs and IOLs. Our Monrovia facility could suffer catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters (including manufacturing challenges) and we would need resources (personnel and equipment) as well as additional regulatory approvals in order to manufacture our product at any second manufacturing site. Our California and Japanese facilities are in areas where earthquakes could cause catastrophic loss. If any of these facilities were to experience a catastrophic loss, or if one of our manufacturing facilities is found not to be in compliance with regulatory requirements, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility, as well as lost customers or sales. Our insurance for property damage and business interruption may not be sufficient to cover any particular loss. We do not carry insurance or reserve funds for interruptions or potential losses arising from earthquakes or terrorism.

Our defined benefit pension plans are currently underfunded and we may be subject to significant increases in pension benefit obligations under those pension plans.

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries, which we refer to as the Swiss Plan and the Japan Plan, respectively. Both plans are underfunded and may require significant cash payments. During 2014, we contributed $241,000 to our Swiss Plan and made benefit payments of $1.1 million; although we did not contribute to our Japan Plan, we made benefit payments of $55,000.

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

Our pension plans in the aggregate are underfunded by approximately $3.1 million ($1.0 million for the Japan Plan and $2.1 million for the Swiss Plan) as of January 2, 2015.

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

We depend on information technology networks and systems, including the Internet, to process, transmit and store electronic information. We depend on our information technology infrastructure for electronic communications among our locations around the world and between our personnel and our subsidiaries, customers, and suppliers. We collect and retain large volumes of internal and customer, vendor and supplier data, including some personally identifiable information, for business purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, vendor, supplier, employee and other Company data is critical to our business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs or adversely affect our business operations.

Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members, contractors and temporary staff. Security breaches could disrupt our operations, and we could suffer substantial financial damage or loss because of lost or misappropriated information. Despite the security measures we have in place, our facilities and systems, and those of our suppliers, distributors and customers with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether by us or by our suppliers, distributors and customers with which we do business, could result in losses, damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. Also, certain of our information technology systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

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

Medical devices must be manufactured to the highest standards and tolerances, and often incorporate newly developed technology. From time to time defects or technical flaws in medical devices may not come to light until after the products are sold or consigned. In those circumstances, like others in our industry, we may, on our own initiative, initiate actions, including a non-reportable market withdrawal or a reportable product recall, relabeling or correction, for the purpose of correcting a material deficiency, improving device performance, or other reasons. In addition, the FDA and similar foreign health or governmental agencies have the authority to require an involuntary recall of commercialized products in the event of material deficiencies or defects in design, manufacturing or labeling or in the event that a product poses an unacceptable risk to health. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death.

We have voluntarily recalled our products and similar recalls could take place again. We may also be subject to recalls initiated by manufacturers of products we distribute. We believe that in recent years we have been less affected by recalls than most of our U.S. competitors, but cannot eliminate the risk of a material recall in the future. Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, the underlying causal issues, and the damage to our reputation, could cause professionals to discontinue using our products.

Companies are required to maintain certain records of actions, even if they determine such actions are not reportable to the FDA. If we determine that certain actions do not require notification of the FDA, the FDA may disagree with our determinations and require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted or failing to timely report or initiate a reportable product action. Moreover, depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines or prosecutions.

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

The decision to file an MDR involves a judgment by us as the manufacturer. We have made decisions that certain types of events are not reportable under the MDR regulations; however, there can be no assurance that the FDA will agree with our decisions. If we fail to report MDRs to the FDA within the required timeframes, or at all, or if the FDA disagrees with any of our determinations regarding the reportability of certain events, the FDA could take enforcement actions against us, which could have an adverse impact on our reputation and financial results.

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

We spent about 16.5% of our sales on research and development, including FDA-related panel, remediation, and inspection costs, during the fiscal year ended January 2, 2015. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and typically takes from three to seven years. Because of the complexities and uncertainties of ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market the products successfully. Any of the products currently under development may fail to become commercially successful.

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

We are regulated by regional, national, state and local agencies. In the U.S. our regulators include the FDA, the Department of Justice, the Federal Trade Commission, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Centers for Medicare & Medicaid Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we manufacture or distribute products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern the research, development, manufacturing and commercial activities relating to medical devices, including their design, pre-clinical and clinical testing, clearance or approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.

We are subject to similar regulatory regimes in other key regions of Europe and Asia, in particular Japan. Regulations worldwide are becoming more stringent. We have described in detail the regulations governing approval of medical devices and their manufacturing in the “Item 1. Business—Regulatory Matters” section of this Annual Report. We are also subject to government regulation over the prices we charge and any rebates we may offer to customers. Complying with government regulation substantially increases the cost of developing, manufacturing and selling our products.

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

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, including any significant change in design or manufacture, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or pre-market approvals are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. Specifically, on July 9, 2012, FDASIA was enacted, which, among other requirements, obligated the FDA to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device and to wait at least a year following submission of this report to issue revised guidance for industry on this topic. FDA submitted its report to Congress in January 2014and is expected to issue draft revised guidance for public comment at some time in the future prior to issuing final guidance for implementation. Until the FDA issues final, revised guidance to assist device manufacturers in determining when to submit a new 510(k) for a change or modification to a previously cleared device, manufacturers may continue to adhere to the FDA’s 1997 Guidance on this topic when making this determination, but the practical impact of the FDA’s continuing and evolving scrutiny of these issues remains unclear.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the recent Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Health Care Reform Law also provides that the government may assert that a claim including items or services resulting from a violation of these statutes constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute.

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

We rely on patents, trademarks, trade secrecy laws, contractual provisions and confidentiality procedures and copyright laws to protect the proprietary aspects of our technology. These legal measures afford limited protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information. Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. Also, several of our patents expire within the next couple of years, which may expose our technologies to competitors. Any of our pending patent applications may fail to result in an issued patent or fail to provide meaningful protection against competitors or competitive technologies. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense, may reduce our profits and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that the validity and breadth of claims covered by patents in our industry may involve complex legal issues that are open to dispute. Any litigation or claims against us, whether or not successful, could result in substantial costs and harm our reputation. Intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our sales;

•	negotiate a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; or

•	re-design our products to avoid infringing the intellectual property rights of a third party, which may be costly and time-consuming or impossible to accomplish.

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

We are generally subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock or prevent changes in our management.

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

Our stock price has fluctuated widely. The closing price of our common stock ranged from $8.60 to $19.35 per share during the year ended January 2, 2015. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as recession or interest rate fluctuations may adversely affect the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our operations are conducted in leased facilities throughout the world. Our executive offices, manufacturing, warehouse and distribution, and primary research facilities are located in Monrovia, California. STAAR Surgical AG maintains office, manufacturing capabilities, and warehouse and distribution facilities in Nidau, Switzerland. The Company has one additional facility in Aliso Viejo, California for raw material production and research and development activities. STAAR Japan maintains executive offices in Shin-Urayasu, Japan and a final packaging and distribution facility in Ichikawa City, Japan. We believe our operating facilities in the U.S., Switzerland and Japan are suitable and adequate for our current and future planned requirements. The Company could increase capacity in our Monrovia, California facility by adding additional shifts.

Item 3.  Legal Proceedings

From time to time the Company may be subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, and claims of product liability. The most significant of these actions, proceedings and investigations are described below. STAAR maintains insurance coverage for product liability and certain securities. Legal proceedings can extend for several years, and the matters described below concerning the Company are at very early stages of the legal and administrative process. As a result, these matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine whether the proceedings are material to the Company or to estimate a range of possible loss, if any. Unless otherwise disclosed, the Company is unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Period	High	Low
Year ended January 2, 2015
Fourth Quarter	$11.50	$8.60
Third Quarter	13.77	10.03
Second Quarter	19.35	13.85
First Quarter	19.05	14.14
Year ended January 3, 2014
Fourth Quarter	$16.23	$12.41
Third Quarter	13.23	10.41
Second Quarter	10.51	5.31
First Quarter	6.25	5.20

Holders

As of February 10, 2015, there were approximately 406 record holders of our Common Stock.

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

The following graph shows a comparison from January 1, 2010 through January 2, 2015 of the total performance of the following:

•	STAAR Surgical Company;

•	the Nasdaq Stock Market;

•	a peer group we have selected consisting of 10 companies within our industry or closely related industries: Anika Therapeutics (ANIK); Cutera Inc. (CUTR); Cynosure Inc. (CYNO); Integra LifeSciences Holdings Corp. (IART); Iridex Corp. (IRIX); LCA Vision Inc. (LCAV); Merit Medical Systems, Inc. (MMSI); Synergetics USA Inc. (SURG); Syneron Medical Ltd. (ELOS); and Volcano Corporation (VOLC).

Returns in the graph below reflect historical results; we do not intend to suggest they predict future performance. The data assumes $100 was invested on January 1, 2010 in STAAR common stock and in each of the composite indices, and that dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for Fiscal Years:	2009	2010	2011	2012	2013	2014
STAAR Surgical Company	100.00	196.77	338.39	187.74	519.35	291.29
The Nasdaq Stock Market (US and Foreign Companies	100.00	118.02	117.02	134.80	190.51	220.35
Proxy Peer Group	100.00	117.75	94.24	104.33	136.07	147.93

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	This indexes are reweighted daily, using the market capitalization pm the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on 1/1/2010.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended January 2, 2015, January 3, 2014, December 28, 2012, December 30, 2011, and December 31, 2010. The selected consolidated statement of operations data set forth below for each of the three most recent fiscal years, and the selected consolidated balance sheet data set forth below at January 2, 2015 and January 3, 2014 are derived from our consolidated financial statements, which have been audited by BDO USA, LLP, our independent registered public accounting firm, as indicated in their report included in this Annual Report. The selected consolidated statement of operations data set forth below for each of the two fiscal years in the periods ended December 30, 2011 and December 31, 2010 and the consolidated balance sheet data set forth below at December 28, 2012, December 30, 2011, and December 31, 2010, are derived from audited consolidated financial statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, and the Notes thereto, included in this Annual Report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012	December 30, 2011	December 31, 2010
	(In thousands except per share data)
Statement of Operations
Net sales	$74,987	$72,215	$63,783	$62,765	$54,958
Cost of sales	26,164	21,906	19,492	20,396	19,882
Gross profit	48,823	50,309	44,291	42,369	35,076

General and administrative	18,160	16,568	15,150	14,932	14,778
Marketing and selling	25,879	23,888	21,281	17,726	17,176
Research and development	12,363	6,708	6,444	5,868	5,724
Medical device tax	127	203	—	—	—
Other general and administrative expenses	321	2,242	2,636	1,060	—
Operating income (loss)	(8,027)	700	(1,220)	2,783	(2,602)
Total other income (expense), net	(618)	414	701	(79)	(1,079)
Income (loss) before income taxes	(8,645)	1,114	(519)	2,704)	(3,681)
Income tax provision (benefit)	(253)	716	1,244	1,356	432
Income (loss) from continuing operations	(8,392)	398	(1,763)	1,348	(4,113)
Income from discontinued operations, net of income taxes	—	—	—	—	4,166
Net income (loss)	$(8,392)	$398	$(1,763)	$1,348	$53
Income (loss) per share from continuing operations – basic	$(0.22)	$0.01	$(0.05)	$0.04	$(0.12)
Income (loss) per share from continuing operations – diluted	$(0.22)	$0.01	$(0.05)	$0.04	$(0.12)
Income per share from discontinued operations, basic and diluted	$—	$—	$—	$—	$0.12
Net income (loss) per share – basic	$(0.22)	$0.01	$(0.05)	$0.04	$(.00)
Net income (loss) per share – diluted	$(0.22)	$0.01	$(0.05)	$0.04	$(.00)

Weighted average shares outstanding-basic	38,091	36,706	36,253	35,434	34,825
Weighted average shares outstanding –diluted	38,091	38,607	36,253	36,878	34,825

Balance Sheet Data
Working capital	$28,451	$31,663	$26,125	$24,638	$16,539
Total assets	58,911	61,931	54,759	49,006	40,585
Long-term obligations	5,366	4,667	5,068	5,532	4,711
Stockholders’ equity	37,099	38,852	31,742	29,458	22,427

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of earnings, revenue, sales, profit margins, cash, effective tax rate or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products (including the Toric ICL in the U.S.); or commercialization of new or improved products; the nature, timing and likelihood of resolving issues cited in the FDA’s 2014 Warning Letter or 2015 FDA-483; future economic conditions or size of market opportunities; expected costs of quality system remediation efforts; expected costs and savings from business consolidation plans and the timetable for those plans; statements of belief, including as to achieving 2015 growth plans or metrics; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Performance Against 2014 Key Operational Metrics

Two principal strategic goals guided STAAR’s key operational metrics in 2014: to lay the groundwork for further growth and to achieve and maintain profitability. In pursuit of these goals, STAAR aligned its business initiatives during 2014 along five key annual metrics that it used to gauge its performance for the year. These metrics are as follows:

•	Increase total revenue by 8% to 10%.

-	As discussed below in “—Results of Operations,” our total revenue increased by 3.8% for the full year of 2014.

•	Increase ICL Sales by 20% for the full year.

-	As discussed below in “—Results of Operations,” ICL sales declined by 0.2% for the full year.

•	Increase gross profit margins by 300 basis points to 72.7% for the full year.

-	As discussed below in “—Results of Operations,” gross profit margin decreased by 460 basis points to 65.1% for the full year.

•	Achieve profitability on a GAAP basis for the full year.

-	As discussed below in “—Results of Operations,” we reported a net loss of $8.4 million for the full year.

•	Manage the manufacturing consolidation with no material disruption to customer supply requirements or quality.

-	We completed the planned transfer of manufacturing from our Nidau, Switzerland location, completing the consolidation of our international manufacturing sites. We maintain manufacturing capability at that location. We are currently experiencing manufacturing challenges in Monrovia that is causing product backlogs for ICLs and we are addressing the matter.

Other Highlights

General

In 2014, total ICL sales declined 0.2% primarily due to backorders. Backorders were the result of manufacturing challenges in the Monrovia facility that we are addressing. Also, we implemented a voluntary hold on over 2,000 ICLs from shipment at the end of the quarter. The impact of these manufacturing challenges in the fourth quarter of 2014 was approximately $1.0 million. We expect to reduce the backlog to customary levels by the end of the second quarter of 2015. Increased ICL sales in 8 out of 12 of the Company’s focused markets were offset by decreases in Korea, the U.S., and Japan. Negative media attention in Korea regarding refractive procedures – primarily LASIK – decreased the demand for refractive procedures generally and the extent of that impact is currently uncertain. In 2014, total IOL sales increased 0.8% due to increased sales of acrylic preloaded IOLs largely offset by lower silicone IOL sales (including preloaded silicone) in Japan, the U.S., and China, and lower collamer IOL sales in the U.S. Total sales of our other product category increased, primarily due to an increase in preloaded injector parts sold to a third party manufacturer. Changes in foreign currency negatively impacted total sales by approximately $1.6 million. Gross profit decreased 3.0% due to decreased ICL sales, high manufacturing costs due to the transition of manufacturing from Switzerland to the U.S., and higher inventory provisions.

The Company has generally been able to maintain the average selling prices for its products in the face of downward pricing pressure in the healthcare industry. Global economic conditions may continue to negatively impact the number of refractive procedures performed.

We expect revenue growth over the next 12 months and a related positive impact on gross margin and earnings. This growth is expected to be driven primarily by increased sales of our ICL and preloaded acrylic IOL products. In addition, we expect continued investment in our quality systems and research and development. We expect sales of lower margin injector parts to continue to our lens supplier for their preloaded injector which they sell under their own brand. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies and companies.

Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain approval for any of our products, or if we obtain approval that we will successfully commercialize any of our products.

We completed the planned transfer of manufacturing from our Nidau, Switzerland location to Monrovia, California. In December 2014, the FDA approved STAAR’s PMA Supplement regarding its calculator software for the ICL, which enables physicians to calculate lens power and length as well as place lens orders with STAAR. In November 2014, the China Food and Drug Administration (CFDA) issued an Approved Certification, which finalized the approval process for our Visian ICL with CentraFLOW technology for marketing and sale in China. As a business in a highly regulated and competitive industry, we face many risks and challenges. You should refer to the discussion in Item 1A, “Risk Factors” in Part I of this Annual Report for further discussion of risks related to our business.

Global Visian ICL and TICL Sales

STAAR is the only company with approval to sell a posterior chamber phakic IOL, known as the ICL in the U.S. In 2014, global sales of the ICL products represented approximately 59% of STAAR’s business. We focus our ICL marketing and sales efforts in the top twelve refractive markets, based on the success of our focused market strategy since 2010. These markets include the U.S., Japan, Korea, China, India, Spain, Middle East, Germany, France, Italy, U.K., and Latin America.

In September 2011, we launched the V4c model of the ICL with CentraFLOW technology, featuring the KS-AquaPORT in countries that recognize the CE Mark. The CentraFLOW technology uses a proprietary port in the center of the ICL optic of a size intended to optimize the flow of fluid within the eye, and eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant. By simplifying the procedure and increasing patient comfort, the ICL with CentraFLOW technology makes the visual outcomes of the ICL available through a surgical implantation experience closer to LASIK, which we believe attracts new surgeons and patients to the product.

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

In 2013, the ICL with CentraFLOW technology received regulatory approval in Korea, India and Argentina. In 2014, ICL with CentraFLOW technology received regulatory approval in Japan and China. We believe these approvals helped increase sales, improved the competitiveness of the ICL product line and will help move us closer to our goal of positioning the ICL and TICL throughout the world as primary choices for refractive surgery. ICL products now address, in countries where approved, all degrees of refractive error that can be treated with laser eye surgery, as well as moderate and severe errors beyond the effective range of laser eye surgery.

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

We consider ICL sales growth in the U.S. market important because of the size of the U.S. refractive surgery market and the perceived worldwide leadership of the U.S. in adopting innovative medical technologies. The ICL was approved by the FDA for treatment of myopia on December 22, 2005. STAAR submitted a Pre-Market Approval Application supplement for the Toric ICL to the FDA on April 28, 2006. In March 2014, we received favorable votes by FDA Ophthalmic Devices Panel of the Medical Devices Advisory Committee regarding the TICL’s safety and effectiveness. In May 2014, we received a Warning Letter from the FDA citing alleged violations of current good manufacturing practice (“cGMP”) regulations that were identified by the FDA during an inspection of the Company’s manufacturing facility in Monrovia, California. We continue to devote considerable resources to addressing the issues raised in the still-outstanding 2014 Warning Letter and 2015 FDA-483. During 2014, we spent approximately $1.8 million on our remediation efforts and expect this to increase to approximately $4 million in 2015 and that these efforts will continue into 2016. We cannot predict when, or if, the FDA may grant approval of the Toric ICL. (See, “Item 1.—Business—Regulatory Matters—Regulatory Requirements in the United States.”). On October 9, 2012, STAAR submitted a clinical study protocol regarding the ICL with CentraFLOW technology. On December 12, 2013, we met with the FDA in Washington D.C. to discuss the protocol and we remain in dialogue with the FDA regarding a revised proposed protocol.

Research and Development efforts continued on developing a presbyopia-correcting ICL for myopic and astigmatic patients. Currently efforts focus on one presbyopia-correcting technology early onset and progression of presbyopia by providing an additional 1.0 to 2.0 diopter of near correction, and another technology for patient in their forties and older that require a greater addition to correct presbyopia. We continued development of our preloaded ICL product, which received CE Mark in 2014, but requires additional design work prior to transferring to production.

Global IOL Sales.

STAAR pioneered the development of folding lenses for use in cataract surgery, and IOLs represented approximately 33% of STAAR’s business in 2014.

In the fourth quarter of 2012, STAAR launched in Japan and select markets in Europe a hydrophobic acrylic, bluelight filter, preloaded IOL, featuring the popular single-piece IOL format, known as the KS-SP. The market favorably received the KS-SP and we expect demand to remain high. After several quarters where our third-party acrylic lens supplier could not manufacture sufficient quantity of lenses to satisfy demand, over the last two quarters of 2014, they have met demand. We expect them to meet demand in 2015. In the first quarter of 2015, our third party acrylic lens supplier identified higher than expected reject rates with our injectors, manufactured for us by a third party injector manufacturer, used for the pre-loaded KS-SP product line. We anticipate that this issue will impact our sales of injectors to our third party acrylic lens supplier during the first quarter of 2015. We still are exploring the matter to determine the extent of exposure, if any. Based on the information we have to date, we believe this matter is isolated and is not material to our 2014 financial statements.

Among STAAR’s initiatives to grow its IOL business are the following:

•	we plan to expand our preloaded IOL offering to our collamer IOL line;

•	we plan to expand sales of the preloaded acrylic IOL in Europe through increased sales and marketing activities and entering new markets; and

•	we are researching presbyopia-correcting designs that leverage the unique optical properties of the Collamer material.

STAAR cautions that the successful development and introduction of new products is subject to risks and uncertainties, including the risk of unexpected delays and, in some cases, approval of regulatory authorities.

Manufacturing Consolidation and Tax Strategy. Since 2011, STAAR devoted significant resources to two initiatives: to consolidate global manufacturing, and to optimize our global organization for tax purposes. The goal of these strategies is to improve upon gross profit margins by streamlining operations, thereby reducing costs and to increase profits in the U.S. to enable us to utilize our $130.8 million in net operating loss carryforwards, and at the same time, reduce income taxes in foreign jurisdictions where we pay tax.

In December 2012, the Company began manufacturing the first ICLs in the U.S., whereas they were previously exclusively manufactured in Switzerland. In 2014, we ceased manufacturing ICLs in our Swiss facility, and all ICLs are manufactured in the U.S. Our manufacturing consolidation, which is subject to significant risks, is further described under “Item 1A. Risk Factors—Risks Related to Our Business—Our manufacturing consolidation plan exposes us to risk.”

STAAR has spent approximately $6.3 million on its manufacturing consolidation initiatives over a three and a half-year period and spent approximately $0.3 million during 2014. Expenditures to date have largely consisted of severance, employee costs, and professional fees to advisors and consultants.

In addition, as STAAR’s profitability grows outside the U.S., its liability for income taxes in various jurisdictions has also increased. STAAR has developed a strategy to reduce its future tax liabilities as its business grows. Among other things, STAAR seeks to utilize the approximately $130.8 million in net operating losses that it has accumulated in the U.S.

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

Backlog.

Manufacturing the ICL is a complex process, and the ICL is manufactured to precisely address refractive prescriptions across a broad range of correction, resulting in a large number of Stock Keeping Units (SKUs). The challenge of maintaining inventory in all models can result in a backlog in customer orders. Challenges in manufacturing the ICL, such as we are currently experiencing, causes delays in filling orders, which can result in lost sales if alternative refractive treatments are available to the patient. Because Toric ICLs treat an even greater variety of refractive errors and at times must be custom made for the patient, they are accustomed to a special order procedure and do not expect immediate delivery of Toric ICLs from inventory. In the fourth quarter of 2014, we experienced a backlog for ICLs and TICLs primarily due to manufacturing challenges in our Monrovia facility. Also, we implemented a voluntary hold on over 2,000 ICLs from shipment at the end of the quarter. The impact of these manufacturing challenges to our revenue in the fourth quarter of 2014 was approximately $1.0 million We continue to address our manufacturing challenges in our Monrovia facility and expect to reduce the backlog to customary levels by the end of the second quarter of 2015. If we cannot resolve our manufacturing challenges during the first two quarters of 2015, our financial results may be adversely impacted.

Status of U.S. TICL Submission.

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

As discussed in Item IA, “Risk Factors” under the heading – “FDA compliance issues have delayed approvals and we expect to devote significant resources to maintaining compliance in the future,” on May 27, 2014, we received the 2014 Warning Letter from the FDA citing alleged violations of current good manufacturing practice (“cGMP”) regulations that were identified by the FDA during an inspection of the Company’s manufacturing facility in Monrovia, California between February 10, 2014 and March 21, 2014. To summarize, the 2014 Warning Letter observations require remedial action in four general areas: design control documentation; validation of software for an on-line calculator; data collection and trending of ICL vault complaints; and shelf life data on the ICL product.  The 2014 Warning Letter provides that, until the Company addresses the deficiencies to the FDA’s satisfaction, the FDA will not approve PMAs for the Company’s Class III devices where the applications are reasonably related to the cGMP violations cited in the Warning Letter. On October 15, 2014 we responded to questions from the FDA regarding the method used to select ICL power and length. Beginning on November 14, 2014 and continuing through February 4, 2015, the FDA inspected our Monrovia facility. On February 4, 2015, at the conclusion of the inspection, the FDA issued the 2015 FDA-483 with ten inspectional observations. The observations focus primarily on the need for adherence to and improved procedures, processes and documentation relating to design change, design transfer into specifications and production, verification and validation associated with device design and production, improvement in good documentation practices, and broader environmental monitoring. STAAR responded to the FDA-483 and is concurrently continuing to develop and implement its corrective action plans relating to the 2014 Warning Letter and the 2015 FDA-483. While the PMA supplement remains pending, we cannot predict when, or if, the FDA will grant approval of the TICL for use in the United States.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s consolidated statement of operations for the period indicated and the percentage increase or decrease in such items over the prior period.

	Percentage of Net Sales			Percentage Change
	January 2, 2015	January 3, 2014	December 28, 2012	2014 vs. 2013	2013 vs. 2012
Net sales	100.0%	100.0%	100.0%	3.8%	13.2%
Cost of sales	34.9%	30.3%	30.6%	19.4. %	12.4%
Gross profit	65.1%	69.7%	69.4%	(3.0)%	13.6%
General and administrative	24.2%	22.8%	23.7%	9.2%	(9.4)%
Marketing and selling	34.5%	33.1%	33.4%	(8.3)%	(12.3)%
Research and development	16.5%	9.3%	10.1%	84.8%	(4.1)%
Medical device tax	0.2%	0.3%	-%	37.4%	*

Other general and administrative expenses	0.4%	3.1%	4.1%	85.7%	14.9%
Operating income (loss)	(10.7)%	1.1%	(1.9)%	*	*
Total other income (expense), net	(0.8)%	0.7%	1.1%	*	(40.9)%
Income (loss) before income taxes	(11.5)%	1.8%	(0.8)%	*	*
Provision for income taxes	(0.3)%	1.0%	2.0%	*	42.4%
Net income (loss)	(11.2)%	0.8%	(2.8)%	*	*

*  Denotes change is greater than 100%

Net Sales

The following table presents our net sales, by product, for the fiscal years presented (dollars in thousands):

		2014	% of Total	2013	% of Total	2012
ICL	58.7%	$44,047	61.2%	$44,128	55.0%	$35,080
IOL	32.5%	24,336	33.4%	24,153	40.7%	25,971
Core Product Sales	91.2%	68,383	94.6%	68,281	95.7%	61,051
Other	8.8%	6,604	5.4%	3,934	4.3%	2,732
Total Sales	100.0%	$74,987	100.0%	$72,215	100.0%	$63,783

Net sales for 2014 were $75.0 million, a 3.8% increase over the $72.2 million reported in fiscal 2013. The increase in net sales was due to an increase in other product sales. Changes in foreign currency negatively impacted net sales by $1.6 million.

Net sales for 2013 were $72.2 million, a 13.2% increase over the $63.8 million reported in fiscal 2012. The increase in net sales was due to a 26% increase in ICL sales and a 44% increase in other product sales, partially offset by a 7% decrease in IOL sales. Changes in foreign currency negatively impacted net sales by $3.8 million.

Total ICL sales for 2014 were $44.0 million, a 0.2% decrease from $44.1 million reported for fiscal 2013. ICL sales increases in 8 out of 12 of the Company’s focused markets were offset by decreases in Korea, the US, and Japan. Changes in foreign currency negatively impacted ICL sales by approximately $0.1 million. ICL sales represented 58.7% of our total sales for fiscal year 2014.

Total ICL sales for 2013 were $44.1 million, a 26% increase over the $35.1 million reported in fiscal 2012. ICL unit volume grew in each of the Company’s top 12 markets and sales increased in 11 out of 12 markets with the only exception being Japan whose sales declined 4% due to the negative impact of foreign currency. ICL sales represented 61.2% of our total sales for fiscal 2013. Toric ICL sales represented 47% of total ICL sales, where approved.

Total IOL sales were $24.3 million for fiscal 2014, an increase of 0.8% over the $24.2 million reported in fiscal 2013. The increase is due to increased sales of acrylic preloaded IOLs largely offset by lower silicone IOL sales (including preloaded silicone) in Japan, the US, and China, and lower collamer IOL sales in the US. Changes in foreign currency negatively impacted IOL sales by approximately $1.1 million. IOL sales represented 32.5% of our total sales for fiscal year 2014.

Total IOL sales were $24.2 million for fiscal 2013, a 7.0% decrease from fiscal 2012 sales of $26.0 million. The decrease in IOL sales was primarily due to the negative impact of changes in foreign currency which reduced net sales of IOLs by $3.2 million. IOL sales represented 33% of the Company’s total sales in fiscal 2013. Preloaded IOL sales represented 76% of total IOL sales in fiscal 2013.

Other product sales for the year ended January 2, 2015 were $6.6 million, a 67.9% increase compared to the $3.9 million reported for the year ended January 3, 2014. The increase in other product sales is due to an increase in preloaded injector part sales to a third party manufacturer for product they sell to their customers. Changes in foreign currency negatively impacted other product sales by approximately $0.4 million. Other product sales represented 8.8% of our total sales for fiscal year 2014.

Other product sales increased to $3.9 million in fiscal 2013 from $2.7 million in fiscal 2012. The increase in other product sales is due to an increase in preloaded injector part sales to a third party manufacturer for product they sell to their customers. Other product sales represented 5.4% of the Company’s total sales in fiscal 2013.

Gross Profit

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

	2014	2013	2012
Gross Profit	$48,823	$50,309	$44,291
Gross Profit Margin	65.1%	69.7%	69.4%

Gross profit for the year ended January 2, 2015 was $48.8 million, a 3.0% decrease compared to the $50.3 million reported for the year ended January 3, 2014. Gross profit margin decreased to 65.1% for the year, compared to 69.7% last year. The decrease in gross profit and gross profit margin is due to an increase in inventory reserves primarily related to Toric ICL inventory that was built in Switzerland in preparation for the U.S. launch. The reserves were recorded in accordance with Company policies regarding the timing of reserves for expiring inventory and projections for the timing and amount of sales during the same period. In addition, gross profit and gross profit margin decreased due to increased ICL manufacturing cost and an increased mix of low margin injector part sales.

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

General and Administrative Expense

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

	2014	2013	2012
General and Administrative Expense	$18,160	$16,568	$15,150
Percentage of Sales	24.2%	22.8%	23.7%

General and administrative expense for the year ended January 2, 2015 was $18.2 million, a 9.6% increase compared to the $16.6 million reported for the year ended January 3, 2014. The increase in expense is due to increased consulting expense, legal fees, depreciation expense, and salaries and travel, partially offset by a decrease in stock based compensation.

General and administrative expense in fiscal 2013 was $16.6 million or 22.8% of sales, compared with $15.1 or 23.7% of sales in fiscal 2012. Although G&A expense has decreased as a percentage of sales, the increase in dollars was primarily due to an increased compensation expense and the costs associated with the new facility in California.

Marketing and Selling Expense

The following table presents our marketing and selling expense for the fiscal years presented (dollars in thousands):

	2014	2013	2012
Marketing and Selling Expense	$25,879	$23,888	$21,281
Percentage of Sales	34.5%	33.1%	33.4%

Marketing and selling expense for the year ended January 2, 2015 was $25.9 million, an 8.3% increase compared to the $23.9 million reported for the year ended January 3, 2014. The increase in expense is due to increased trade show expense, online marketing expense, compensation and advertising and promotions.

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

Research and Development Expense

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

	2014	2013	2012
Research and Development Expense	$12,363	$6,708	$6,444
Percentage of Sales	16.5%	9.3%	10.1%

Research and development expense for the year ended January 2, 2015 was $12.4 million, an 84.3% increase compared to the $6.7 million reported for the year ended January 3, 2014. The increase is due to FDA panel and remediation expenses of $3.3 million and increased headcount and new product development expenses. The Company expects its remediation efforts to continue through 2016 and estimates it will incur costs of approximately $4 million in 2015 related to these activities.

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

Other General and Administrative Expenses

The following table presents other general and administrative expenses for the fiscal years presented (dollars in thousands):

	2014	2013	2012
Other General and Administrative Expenses	$321	$2,242	$2,636
Percentage of Sales	0.4%	3.1%	4.1%

Other general and administrative expenses in fiscal 2014 of $0.3 million compared with $2.2 million in fiscal 2013 represent costs associated with the Company’s consolidation of its manufacturing operations. During 2014, the Company completed the consolidation of Nidau, Switzerland manufacturing to the U.S.

Other general and administrative expenses in fiscal 2013 of $2.2 million compared with $2.6 million in fiscal 2012 represent costs associated with the Company’s project to consolidate its manufacturing operations to the U.S. During 2013, the Company completed the consolidation and closure of Japan manufacturing.

Other Income (Expense), Net

The following table presents our other income (expense), net for the fiscal years presented (dollars in thousands):

	2014	2013	2012
Other Income (Expense), net	$(618)	$414	$701
Percentage of Sales	(0.8)%	0.7%	1.1%

Other expense for the year ended January 2, 2015 was $0.6 million, compared to the $0.4 million of other income reported for the year ended January 3, 2014, and $0.7 million of other income for the year ended December 28, 2012. The change in other income and expense is due primarily to exchange losses recorded during the period compared to exchange gains reported in the same period last year.

Other income (expense), net generally relates to interest expense on notes payable and capital lease obligations, gains or losses on foreign currency transactions, royalty income, and fair value adjustments of outstanding warrants. The table below summarizes the year over year changes in other income (expense), net (in thousands).

	Favorable (Unfavorable)
	2014 v. 2013	2013 v. 2012
Interest income	$(8)	$—
Interest expense	16 (1)	121
Exchange gains (losses)	(935)	(72)
Royalty income	(67)	85
Fair value adjustment of warrants(2)	—	(308)
Other	(38)	(113)
Net change in other income (expense), net	$(1,032)	$(287)

(1)	Decrease in interest expense is due to the fulfillment of certain capital lease obligations.
(2)	Relates to the fair value of 70,000 warrants issued to Broadwood Partners, L.P. on March 21, 2007. The warrants expired unexercised on March 21, 2013.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the fiscal years presented (in thousands):

	2014	2013	2012
Provision (Benefit) for Income Taxes	$(253)	$716	$1,244

The provision for income taxes decreased from fiscal 2013 to fiscal 2014, primarily due to us recording tax benefits of $1.4 million during the fourth quarter of 2014 principally generated from our Swiss operations. These benefits were recorded after finalizing ongoing discussions with the Swiss tax authorities, or the STA, in connection with the completion of the Company’s manufacturing consolidation project, which had been in progress since 2012 and completed in June 2014. These discussions included, among other things, the approval of a special Swiss tax ruling available to certain qualified companies doing business in Switzerland as a foreign operator, as defined by the STA. These discussions also included an agreement with the STA to consolidate the financial results of a foreign entity solely for Swiss income tax purposes, previously not taxable by the STA, to become subject to Swiss tax law. During the fourth quarter of 2014, we were advised by the STA that we had met their qualifications for 2014. This ruling will reduce our Swiss effective income tax rate commencing in 2015.

The provision for income taxes decreased from fiscal 2012 to fiscal 2013 primarily due to our release of the valuation allowance of our STAAR Japan subsidiary as of the third quarter ended September 27, 2013, which resulted in a tax benefit of $433,000 recognized during fiscal year 2013. We maintained a full valuation allowance for STAAR Japan in 2012.

See Critical Accounting Policies included later in this Item 7 for additional information about our provision for income taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 9 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have historically financed our operations primarily through operating cash flows, the issuance of common stock and proceeds from stock option exercises, borrowings under lines of credit and by relying on equipment and other commercial financing. During 2014, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may, in the future elect to supplement this with further debt or commercial borrowing.

We believe our current cash balances coupled with cash flow from operating activities will be sufficient to meet our working capital requirements for the foreseeable future, including the $4 million approximate cost in 2015 associated with our 2014 FDA Warning Letter and 2015 FDA-483 remediation efforts. Although we do anticipate these costs will continue into 2016, we cannot currently estimate the amount but will update as more information is available. Our need for working capital, and the terms on which financing may be available, will depend in part on its degree of success in maintaining positive cash flow through the strategies described above under the caption “—Overview—Strategy.”

Our financial condition for each of the years indicated included the following (in millions):

	2014	2013	2012	2014 v. 2013	2013 v. 2012

Cash and cash equivalents	$13.0	$22.9	$21.7	$(9.9)	$1.2

Current assets	$44.9	$50.1	$44.1	$(5.2)	$6.0
Current liabilities	16.4	18.4	17.9	(2.0)	0.5

Working capital	$28.5	$31.7	$26.2	$(3.2)	$5.5

Overview of changes in cash and cash equivalents and other working capital accounts.

Net cash used by operating activities was $8.0 million for fiscal year 2014 compared to cash provided by operating activities of $3.4 million, and $3.2 million for fiscal years 2013 and 2012, respectively. For 2014, net cash used in operating activities consisted of $8.4 million net loss, $6.2 million used for working capital and offset by non-cash operating activities of $6.7 million. For 2013, net cash provided by operating activities consisted of $0.4 million net income, $7.4 million non-cash expenses and $4.4 million used for working capital. For 2012, net cash provided by operating activities consisted of net loss of $1.8 million, $5.4 million in non-cash expenses and $0.4 million used for working capital.

Net cash used in investing activities was $4.1 million, $3.4 million, and $2.1 million, for fiscal years 2014, 2013, and 2012, respectively, and relate primarily to the acquisition of property, plant and equipment. The increase in investment in property, plant and equipment during 2014, relative to 2013 was due to the investments made in connection with the relocation of all manufacturing to the Company’s Monrovia, CA facility. The increase in investment in property, plant and equipment during 2013, relative to 2012, is due to investments made in connection with the Company’s consolidation of its manufacturing operations to the U.S. In addition, during 2013, the Company made investments in leasehold improvements related to the expansion of the Company’s Monrovia, CA facility.

Net cash provided by financing activities was $2.5 million, $2.4 million, and $4.3 million for fiscal years 2014, 2013, and 2012, respectively. For 2014, net cash provided by financial activities consisted of $0.5 million in repayment of capital lease obligations and $3.0 million of proceeds from exercise of stock options. For 2013, net cash provided by financial activities consisted of $0.8 million of repayment of capital lease lines of credit and $3.3 million in proceeds from exercise of stock options. For 2012, net cash provided by financing activities consisted of $3.5 million increase in line of credit and $1.5 million in proceeds from exercise of stock options, partially offset by $0.7 million in capital lease repayments.

Accounts receivable was $11.1 million as of January 2, 2015 and $10.7 million as of January 3, 2014  Days’ Sales Outstanding (“DSO”) was 54 days in 2014 and 55 days in 2013.

Inventories at the end of fiscal 2014 and 2013 were $15.7 million and $12.5 million, respectively. Days’ inventory on hand (“DOH”) was 155 days in 2014 and 159 days in 2013 for finished goods, including consignment inventory.

Shelf Registration

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

Line of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on December 28, 2012, with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen (approximately $4.2 million based on the rate of exchange on January 2, 2015), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of January 2, 2015) and may be renewed annually (the current line expires on March 30, 2015).  The credit facility is not collateralized. In case of default, the interest rate will be increased to 14% per annum. While no assurance can be given, the Company believes the credit line will be renewed in fiscal 2015. The Company had 500,000,000 Yen outstanding on the line of credit as of January 2, 2015 and January 3, 2014, (approximately $4.2 million and $4.8 million based on the foreign exchange rates on January 2, 2015 and January 3, 2014, respectively) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  As of January 2, 2015, there were no available borrowings under the line.

In August 2010, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the Bank). The credit agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) ($1.0 million at the rate of exchange on January 2, 2015), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of January 2, 2015 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities and lines of credit as of January 2, 2015.

Contractual Obligations

The following table represents the Company’s known contractual obligations as of January 2, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	More Than 5 Years
Line of credit	$4,150	$4,150	$—	$—	$—
Capital lease obligations	934	442	492	—	—
Operating lease obligations	3,849	1,368	1,581	656	244
Pension benefit payments	1,607	135	310	228	934
Severance	180	40	140	—	—
Open purchase orders	472	472	—	—	—
Total	$11,192	$6,607	$2,523	$884	$1,178

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

We sell certain injector parts to an unrelated customer and supplier (collectively referred to as “supplier”) whereby these injector part sales are either made as a final sale to the supplier or, are sold to be reprocessed by the supplier into finished goods inventory (a preloaded acrylic IOL).  These finished goods are then sold back to us at an agreed upon, contractual price.  We make a profit margin on either type of sale with the supplier and each type of sale is made under separate purchase and sales orders between the two of us resulting in cash settlement for the orders sold or repurchased.  For parts that are sold as a final sale, we recognize a sale consistent with its routine revenue recognition policies as disclosed above and those sales are included as part of other sales in total net sales.  For the injector parts that are sold to be reprocessed into finished goods, we do not recognize revenue on these sales in accordance with Accounting Standards Codification (“ASC”) 845-10, Purchases and Sales of Inventory with the Same Counterparty.  Instead, we record the transaction at its carrying value, deferring any profit margin in inventory, until the finished goods inventory is sold to an end-customer (not the supplier) at which point we record the sale and the related cost of sale, including the release of the deferred cost of sale in inventory, related to these finished goods.

For all sales, we are the principal in the transaction as we, among other factors, are the primary obligor in the arrangement, bear general inventory risk, credit risk, have latitude in establishing the sales price and bear authorized sales returns inventory risk. Therefore, sales are recognized gross with corresponding cost of sales in the consolidated statement of operations instead of a single, net amount.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

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

•	Inventories. We provide estimated inventory allowances for excess, slow moving, expiring and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. We value our inventory at the lower of cost or net realizable market values. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the expiration of products with a shelf life of less than four months, estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, we determine that our inventory was overvalued, we would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if we determine that our inventory was undervalued, cost of sales in previous periods could have been overstated and we would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. Therefore, although we make every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

•	Impairment of Long-Lived Assets. Intangible and other long lived-assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. Our policy is consistent with current accounting guidance as prescribed by ASC 360-10-35, Accounting for the Impairment or Disposal of Long-Lived Assets.

•	Goodwill. Goodwill, which has an indefinite life, is not amortized, but instead is subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Certain factors which may occur and indicate that impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios, including the use of experts.

•	Definite-Lived Intangible Assets. We also have other intangible assets mainly consisting of patents and licenses, certain acquired rights, developed technologies and customer relationships. We capitalize the cost of acquiring patents and licenses. We acquired certain customer relationships, acquired rights and developed technologies in the acquisition of our STAAR Japan subsidiary which was completed on December 29, 2007. Amortization is computed on the straight-line basis over the estimated useful lives of the assets, which is our best estimate of the pattern of the economic benefits, which are based on legal, contractual and other provisions, and range from 10 to 21 years for patents, certain acquired rights and licenses, 10 years for customer relationships and 3 to 10 years for developed technology. We review intangible assets for impairment in the assessment discussed above regarding Impairment of Long-Lived Assets.

•	Employee Defined Benefit Plans. We have maintained a passive pension plan (the “Swiss Plan”) covering employees of its Swiss subsidiary. We determined that the features of the Swiss Plan conform to the features of a defined benefit plan. As a result, we adopted the recognition and disclosure requirements of ASC 715, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

In connection with our acquisition of the remaining interest in STAAR Japan, Inc., we assumed the net pension liability under STAAR Japan’s noncontributory defined benefit pension plan substantially covering all of the employees of STAAR Japan.  STAAR Japan adopted the recognition and disclosure requirements of ASC 715 on December 29, 2007, the date of the acquisition. STAAR Japan is not required, and we do not intend to provide any future contributions to this pension plan to meet benefit obligations and will therefore not have any plan assets.  Benefit payments are made to beneficiaries from operating cash flows as they become due.

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

Foreign Exchange

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its suppliers or customers in the last three fiscal years had adversely affected our ability to purchase or sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which could significantly affect our operating results. As more manufacturing has shifted from Japan to the U.S. there will be increased foreign currency exposure to the Japanese yen. We do not currently hedge transactions to offset changes in foreign currency.

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

Interest rate risk.   As of January 2, 2015, STAAR had $4.2 million of foreign debt. Our $4.2 million of foreign debt bears an interest rate that is equal to the Tokyo short-term prime interest rate (approximately 1.475% as of January 2, 2015). Thus, our interest expense would fluctuate with any change in the prime interest rate. If the Tokyo prime rate were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $42,000.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company.  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended January 2, 2015, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended January 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2015, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 2, 2015.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

STAAR Surgical Company

Monrovia, CA

We have audited STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). STAAR Surgical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, STAAR Surgical Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STAAR Surgical Company and Subsidiaries as of January 2, 2015 and January 3, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2015 and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

March 13, 2015

Item 9B.  Other Information

Compensatory Arrangements of Certain Officers:

The Compensation Committee engaged the Radford group as its compensation consultant to evaluate our compensation structure.  On March 6, 2015, as part of the annual executive performance review process, our Compensation Committee recommended, and the Board of Directors awarded, the following 2015 salaries and bonus targets of certain executives:   Stephen Brown, Vice President and Chief Financial Officer, 2015 salary of $314,150, and bonus target of 45%, Samuel Gesten, Vice President and General Counsel, 2015 salary of $332,690, and bonus target of 45%, Robin Hughes, Vice President, Research & Development and Clinical, 2015 salary of $334,750, and bonus target of 40%, and James Francese, Vice President, Marketing, 2015 salary of $276,040, and bonus target of 40%.  The Board of Directors did not change Ms. Mason’s compensation, which is set forth in the Employment Agreement attached as an exhibit to a Form 8-K filed with the Commission on March 3, 2015.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the section entitled “Proposal One —Election of Directors” contained in the proxy statement for the 2015 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 2, 2015.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)	Exhibits

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	By-laws, as amended to date.(2)
†4.3	1998 STAAR Surgical Company Stock Plan, adopted April 17, 1998.(3)
4.4	Form of Certificate for Common Stock, par value $0.01 per share.(4)
†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan and form of Option Grant and Stock Option Agreement.(5)
10.1	Indenture of Lease dated September 1, 1993, by and between the Company and FKT Associates and First through Third Additions Thereto.(6)
10.2	Second Amendment to Indenture of Lease dated September 21, 1998, between the Company and FKT Associates.(6)
10.3	Third Amendment to Indenture of Lease dated October 13, 2003, by and between the Company and FKT Associates.(7)
10.4	Fourth Amendment to Indenture of Lease dated September 30, 2006, by and between the Company and FKT Associates.(1)
10.5	Indenture of Lease dated October 20, 1983, between the Company and Dale E. Turner and Francis R. Turner and First through Fifth Additions Thereto.(8)
10.6	Sixth Lease Addition to Indenture of Lease dated October 13, 2003, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984.(7)
10.7	Seventh Lease Addition to Indenture of Lease dated September 30, 2006, by and between the Company and Turner Trust UTD Dale E. Turner March 28, 1984.(1)
10.8	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC.(7)
10.9	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(9)
10.10	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(9)
10.11	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(9)
†10.12	Form of Indemnification Agreement between the Company and certain officers and directors.(9)
10.13	Standard Industrial/Commercial Multi Tenant Lease — Gross dated October 6, 2005, entered into between the Company and Z & M LLC.(11)
10.14	Warrant Agreement between STAAR Surgical Company and Broadwood Partners, L.P., dated December 14, 2007.(12)
†10.15	Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 31, 2008.(13)
†10.16	Employment Agreement effective November 22, 2002 by and between the Company and Deborah Andrews.(14)
†10.17	Letter of the Company dated April 11, 2007 to Deborah Andrews, Vice President and Chief Financial Officer, regarding compensation.(14)

10.18	Credit Agreement between STAAR Japan Inc. and Mizuho Bank Inc., dated October 31, 2007.(15)
10.19	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated June 30, 2009.(15)
10.20	Basic Agreement on Unsterilized Intraocular Lens Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(16)
10.21	Basic Agreement on Injector Product Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(16)
10.22	Memorandum of Understanding Concerning Basic Agreements for Purchase and Sale between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(16)
10.23	Acrylic Preset supply Warranty Agreement between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(16)
10.24	Framework Agreement for Loans between Credit Suisse and STAAR Surgical AG, dated August 12, 2010. (17)
†10.25	Form of Executive Severance Agreement.(18)
†10.26	Form of Executive Change In Control Agreement.(18)
10.27	Standard Industrial/Commercial Single – Tenant Lease – Net dated August 17 , 2012, by and between the Company and Pacific Equity Partners, LLC.(19)
†10.28	Letter of the Company dated March 27, 2012 to Samuel Gesten, Vice President and General Counsel, regarding compensation.(21)
†10.29	Letter of the Company dated August 10, 2012 to James Francese, Vice President, Global Marketing, regarding compensation. (21)
10.30	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated December 28, 2012. (21)
†10.31	Amendment No. 2 to Amended and Restated Executive Employment Agreement by and between the Company and Barry G. Caldwell, dated December 7, 2012. (21)
†10.32	Letter of the Company dated May 8, 2007 to Robin S. Hughes, Vice President of Marketing, regarding compensation. (21)
†10.33	Letter of the Company dated August 7, 2013 to Stephen Brown, Vice President of Finance, and Chief Financial Officer, regarding compensation.(20)
10.34	**Amendment Agreement between STAAR Surgical AG and Nidek Co., Ltd., dated April 11, 2014.(23)
10.35	Separation Agreement and General Release by and between the Company and Barry G. Caldwell, dated October 1, 2014 (10)
†10.36	Employment Agreement effective March 1, 2015 by and between the Company and Caren Mason, dated March 1, 2015. (22)
14.1	Code of Business Conduct and Ethics.(9)
21.1	List of Subsidiaries.*
23.1	Consent of BDO USA, LLP.*
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.
**	Portions of this exhibit were omitted pursuant to an order granting confidential treatment dated August 25, 2014.
†	Management contract or compensatory plan or arrangement.
#	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 11, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 11, 2014.
(3)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1998, as filed on May 1, 1998.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed on April 18, 2003.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 2014, as filed on July 31, 2014.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as filed on March 9, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed on March 17, 2004.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 1998, as filed on April 1, 1998.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2012, as filed on August 8, 2012.
(10)	Incorporated by reference to the Company’s Annual Report on Form 8K as filed on October 7, 2014.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed on November 9, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 17, 2007.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on January 8, 2009.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 1, 2009.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 2, 2009, as filed on November 12, 2009.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 1, 2010 as filed on March 11, 2011.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2010, as filed on November 10, 2010.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed on November 2, 2011.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on August 23, 2012.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on September 9, 2013.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012, as filed on March 12, 2013.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 3, 2015.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2014, as filed on May 13, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: March 13, 2015	By:	/s/ Caren Mason
Caren Mason
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Caren Mason	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2015
Caren Mason

/s/ Stephen P. Brown	Vice President, Chief Financial Officer (principal accounting and financial officer)	March 13, 2015
Stephen P. Brown

/s/ Mark B. Logan	Chairman of the Board, Director	March 13, 2015
Mark B. Logan

/s/ Richard A. Meier	Director	March 13, 2015
Richard A. Meier

/s/ John C. Moore	Director	March 13, 2015
John C. Moore

/s/ Louis E. Silverman	Director	March 13, 2015
Louis E. Silverman

/s/ Charles Slacik	Director	March 13, 2015
Charles Slacik

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 2, 2015, January 3, 2014, and December 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

STAAR Surgical Company

Monrovia, CA

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and Subsidiaries (the “Company”) as of January 2, 2015 and January 3, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2015. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STAAR Surgical Company and Subsidiaries as of January 2, 2015 and January 3, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STAAR Surgical Company and Subsidiaries’ internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

March 13, 2015

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 2, 2015 and January 3, 2014

	2014	2013
	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,013	$22,954
Accounts receivable trade, net	11,054	10,731
Inventories, net	15,717	12,514
Prepaids, deposits and other current assets	4,517	3,503
Deferred income taxes	596	373
Total current assets	44,897	50,075
Property, plant and equipment, net	10,066	7,405
Intangible assets, net	870	1,380
Goodwill	1,786	1,786
Deferred income taxes	695	626
Other assets	597	659
Total assets	$58,911	$61,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,150	$4,750
Accounts payable	6,620	6,263
Deferred income taxes	301	739
Obligations under capital leases	399	288
Other current liabilities	4,976	6,372
Total current liabilities	16,446	18,412
Obligations under capital leases	468	141
Deferred income taxes	1,704	1,654
Asset retirement obligations	115	157
Pension liability	3,079	2,715
Total liabilities	21,812	23,079
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 38,429 and 37,911 shares issued and outstanding at January 2, 2015 and January 3, 2014, respectively	384	379
Additional paid-in capital	178,232	170,246
Accumulated other comprehensive income (loss)	(1,070)	282
Accumulated deficit	(140,447)	(132,055)
Total stockholders’ equity	37,099	38,852
Total liabilities and stockholders’ equity	$58,911	$61,931

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 2, 2015, January 3, 2014, and December 28, 2012

	2014	2013	2012
	(In thousands,
	except per share amounts)
Net sales	$74,987	$72,215	$63,783
Cost of sales	26,164	21,906	19,492
Gross profit	48,823	50,309	44,291
Selling, general and administrative expenses:
General and administrative	18,160	16,568	15,150
Marketing and selling	25,879	23,888	21,281
Research and development	12,363	6,708	6,444
Medical device excise tax	127	203	—
Other general and administrative expenses	321	2,242	2,636
Operating income (loss)	(8,027)	700	(1,220)
Other income (expense):
Interest income	51	59	59
Interest expense	(154)	(170)	(291)
Gain (loss) on foreign currency transactions	(896)	39	111
Other income, net	381	486	822
Other income (expense), net	(618)	414	701
Income (loss) before provision (benefit) for income taxes	(8,645)	1,114	(519)
Provision (benefit) for income taxes	(253)	716	1,244
Net income (loss)	$(8,392)	$398	$(1,763)

Net income (loss) per share – basic	$(0.22)	$0.01	$(0.05)
Net income (loss) per share – diluted	$(0.22)	$0.01	$(0.05)

Weighted average shares outstanding – basic	38,091	36,706	36,253
Weighted average shares outstanding – diluted	38,091	38,607	36,253

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended January 2, 2015, January 3, 2014, and December 28, 2012

	2014	2013	2012
	(In thousands)
Net income (loss)	$(8,392)	$398	$(1,763)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(955)	(1,327)	(689)
Pension liability adjustment, net of tax	(397)	29	(136)
Other comprehensive loss	(1,352)	(1,298)	(825)
Comprehensive loss	$(9,744)	$(900)	$(2,588)

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended January 2, 2015, January 3, 2014, and December 28, 2012

(In thousands)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (AOCI)	Retained Earnings (Accumulated Deficit)	Total
Balance, at December 30, 2011	36,041	$361	$157,382	$2,405	$(130,690)	$29,458
Net loss	—	—	—	—	(1,763)	(1,763)
Other comprehensive loss	—	—	—	(825)	—	(825)
Common stock issued upon exercise of options	324	3	1,511	—	—	1,514
Stock-based compensation	—	—	3,358	—	—	3,358
Vested restricted stock	58	—	—	—	—	—
Balance, at December 28, 2012	36,423	364	162,251	1,580	(132,453)	31,742
Net income	—	—	—	—	398	398
Other comprehensive loss	—	—	—	(1,298)	—	(1,298)
Common stock issued upon exercise of options	645	7	3,279	—	—	3,286
Common stock issued upon cashless exercise of warrants	485	5	(5)	—	—	—
Stock-based compensation	—	—	4,721	—	—	4,721
Unvested restricted stock	341	3	—	—	—	3
Vested restricted stock	17	—	—	—	—	—
Balance, at January 3, 2014	37,911	379	170,246	282	(132,055)	38,852
Net loss	—	—	—	—	(8,392)	(8,392)
Other comprehensive loss	—	—	—	(1,352)	—	(1,352)
Common stock issued upon exercise of options	457	4	3,018	—	—	3,022
Common stock issued upon cashless exercise of options	127	1	(1)	—	—	—
Stock-based compensation	—	—	4,969	—	—	4,969
Unvested restricted stock	(341)	(3)	—	—	—	(3)
Vested restricted stock	275	3	—	—	—	3
Balance, at January 2, 2015	38,429	$384	$178,232	$(1,070)	$(140,447)	$37,099

The accompanying notes are an integral part of these consolidated financial statements

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 2, 2015, January 3, 2014, and December 28, 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(8,392)	$398	$(1,763)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,078	1,711	1,309
Amortization of intangibles	382	440	652
Deferred income taxes	(841)	104	143
Fair value adjustment of warrant	—	(27)	(335)
Change in net pension liability	194	162	205
Loss on disposal of property and equipment	—	200	131
Stock-based compensation expense	4,663	4,489	3,208
Accretion of asset retirement obligation	3	10	16
Provision for sales returns and bad debts	182	263	77
Changes in working capital:
Accounts receivable trade, net	(934)	(2,938)	224
Inventories, net	(3,943)	(1,603)	(1,020)
Prepaids, deposits and other current assets	(1,062)	(1,063)	(298)
Accounts payable	972	367	1,014
Other current liabilities	(1,253)	842	(346)
Net cash provided by (used in) by operating activities	(7,951)	3,355	3, 217
Cash flows from investing activities:
Acquisition of property and equipment	(4,054)	(3,448)	(2,271)
Net change in other noncurrent assets	—	—	(4)
Decrease in restricted cash, including reinvested interest	—	—	129
Net cash used in investing activities	(4,054)	(3,448)	(2,146)
Cash flows from financing activities:
Borrowings under lines of credit	—	—	3,510
Repayment of capital lease lines of credit	(490)	(841)	(741)
Proceeds from the exercise of stock options	3,022	3,286	1,514
Net cash provided by financing activities	2,532	2,445	4,283
Effect of exchange rate changes on cash and cash equivalents	(468)	(1,073)	(261)
Increase (decrease) in cash and cash equivalents	(9,941)	1,279	5,093
Cash and cash equivalents, at beginning of year	22,954	21,675	16,582
Cash and cash equivalents, at end of year	$13,013	$22,954	$21,675

The accompanying notes are an integral part of these consolidated financial statements

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of January 2, 2015, the Company’s significant subsidiaries consisted of:

•	STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland that markets and distributes ICLs and Preloaded IOLs.
•	STAAR Japan, a wholly owned subsidiary that markets and distributes Preloaded IOLs and ICLs.
•	STAAR Surgical Cayman, Inc., a wholly owned subsidiary formed to develop, maintain, and own intellectual property underlying the Company’s products marketed, distributed, and sold worldwide, excluding the Americas.

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

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  Fiscal year 2014 is based on a 52-week period, fiscal year 2013 is based on a 53-week period, and fiscal year 2012 is based on a 52-week period.

Foreign Currency

The functional currency of the Company’s Japanese subsidiary is the Japanese yen. The functional currency of the Company’s Swiss subsidiary, STAAR Surgical AG, is the U.S. dollar.

Assets and liabilities of the Company’s Japanese subsidiary are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. The resulting translation gains and losses are deferred and are shown as a separate component in the Consolidated Statement of Comprehensive Income (Loss).  During 2014, 2013, and 2012, the net foreign translation losses were $955,000, $1,327,000, and $689,000, respectively, and net foreign currency transaction gains (losses), included in the consolidated statements of operations under other income (expense) were, (896,000), $39,000, and $111,000, respectively.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed or determinable; and collectability is reasonably assured.  The Company records revenue from non-consignment product sales when title and risk of ownership has been transferred, which is typically at shipping point, except for the STAAR Japan subsidiary, which is typically recognized when the product is received by the customer.  STAAR Japan does not have significant deferred revenues as of January 2, 2015 as delivery to the customer is generally made within the same or the next day of shipment. The Company presents sales tax it collects from its customers on a net basis (excluded from revenues).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company sells certain injector parts to an unrelated customer and supplier (collectively referred to as “supplier”) whereby these injector part sales are either made as a final sale to the supplier or, are sold to be reprocessed by the supplier into finished goods inventory (a preloaded acrylic IOL).  These finished goods are then sold back to the Company at an agreed upon, contractual price.  The Company makes a profit margin on either type of sale with the supplier and each type of sale is made under separate purchase and sales orders between the two parties resulting in cash settlement for the orders sold or repurchased.  For parts that are sold as a final sale, the Company recognizes a sale consistent with its routine revenue recognition policies as disclosed above and those sales are included as part of other sales in total net sales.  For the injector parts that are sold to be reprocessed into finished goods, the Company does not recognize revenue on these sales in accordance with ASC 845-10, Purchases and Sales of Inventory with the Same Counterparty.  Instead, the Company records the transaction at its carrying value, deferring any profit margin as contra-inventory, until the finished goods inventory is sold to an end-customer (not the supplier) at which point the Company records the sale and the related cost of sale, including the release of the deferred cost of sale in inventory, related to these finished goods.

For all sales, the Company is considered the principal in the transaction as the Company, among other factors, is the primary obligor in the arrangement, bears general inventory risk, credit risk, has latitude in establishing the sales price, is responsible for authorized and general sales returns risk and therefore, sales and cost of sales are reported separately in the consolidated statement of operations instead of a single, net amount.  Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentration of Credit Risk and Revenues

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. As of January 2, 2015, there were two customers with trade receivables balances that represented 10% or more of consolidated trade receivables. As of January 3, 2014, there were no customers with trade receivables balances that represented 10% or more of consolidated trade receivable. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

A single customer has accounted for 11% of the Company’s consolidated net sales in fiscal 2013 and 2012 and 9% in 2014.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value (Accounting Standards Codification (“ASC”) 820-10):

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

Inventories, Net

Inventories, net are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include the costs of raw material, labor, and manufacturing overhead, work in process and finished goods. Inventories also include deferred margins for certain injector parts described under the revenue recognition policy. The Company provides estimated inventory allowances for excess, expiring, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value to properly reflect inventory at the lower of cost or market.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated useful lives of assets are as follows:

Machinery and equipment	5-10 years
Furniture and equipment	3-7 years
Computer and peripherals	2-5 years
Leasehold improvements	(a)

(a)	The estimated useful life of leasehold improvements are the shorter of the useful life of the asset or the term of the associated leases.

Goodwill

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level, and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing. During the fourth quarter of fiscal 2014 and 2013, the Company performed its annual impairment test and determined that its goodwill was not impaired.  As of January 2, 2015 and January 3, 2014, the carrying value of goodwill was $1.8 million.

Long-Lived Assets

 The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long lived assets was conducted as of January 2, 2015 and January 3, 2014 and no impairment was identified.

Amortization is computed on the straight-line basis, which is the Company’s best estimate of the economic benefits realized over the estimated useful lives of the assets which range from 3 to 20 years for patents, certain acquired rights and licenses, 10 years for customer relationships, and 3 to 10 years for developed technology.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Advertising Cost

Advertising costs, which are included in marketing and selling expenses, are expensed as incurred. Advertising costs were $2.8 million, $2.1 million and $1.8 million for 2014, 2013 and 2012, respectively.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recognizes the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income (loss). If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return (asset returns and fair-value of plan assets are applicable for the Swiss Plan only). The fair values of plan assets are determined based on prevailing market prices (see Note 10).

Stock Based Compensation

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years (see Note 11).

The Company also issues restricted stock to its executive officers and Board of Directors (the Board), which are restricted and unvested common shares issued at fair market value on the date of grant. For the restricted shares issued to the Board, the restricted stock vests over a one-year service period and are subject to forfeiture (or acceleration, depending upon the circumstances) until vested or the service period is completed.  The Company has also issued performance accelerated restricted stock (PARS) to its executive officers which carry a three year service condition and a performance condition such that if the Company meets or exceeds certain predetermined performance metrics set by the Board, up to one third of the grant vesting may be accelerated annually. If the performance metrics are not achieved, the restricted stock vests after three years. Restricted stock compensation expense is recognized on a straight-line basis over the requisite service period of one to three years for the Board and PARS grants, respectively, based on the grant-date fair value of the stock. Restricted stock is considered legally issued and outstanding on the grant date (see Notes 11 and 15).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company issues restricted stock units (“RSUs”) under the 2013 RSU Plan (see Note 11), which is a performance contingent restricted stock award based upon the Company exceeding an internally established annual revenue target which is above the established annual revenue plan. The RSUs contain both a performance and a service condition such that they vest after calculating the total financial performance for fiscal year 2014, at which time, if the internally established revenue target is met or exceeded and the grantee is still employed with the Company on the measurement date, which is one year after the grant date, the RSUs will become fully vested. The Company recognizes compensation cost for the RSUs if and when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period based on the grant-date fair value of the stock. The Company reassesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment.

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

Accounting for Warrants

The Company has issued certain warrants under an agreement that expressly provides that if the Company fails to satisfy continuous registration requirements the Company will be obligated only to issue additional common stock as the holder’s sole remedy, with no possibility of settlement in cash. The Company accounts for these warrants as equity because additional shares are the only form of settlement available to the holder. These warrants are only valued on the issuance date and not subsequently revalued. The Company uses the Black-Scholes option pricing model as the valuation model to estimate the fair value of all warrants.  (See Note 11).

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in two separate but not consecutive consolidated financial statements, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the years ended January 2, 2015, January 3, 2014, and December 28, 2012 (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan- Japan	Defined Benefit Pension Plan- Switzerland	Accumulated Other Comprehensive Income (Loss)
Balance, at December 30, 2011	$2,795	$423	$(813)	$2,405
Other comprehensive loss	(689)	(127)	(11)	(827)
Tax effect	-	-	2	2
Balance, at December 28, 2012	2,106	296	(822)	1,580
Other comprehensive income (loss)	(861)	(126)	280	(707)
Tax effect	(466)	(63)	(62)	(591)
Balance, at January 3, 2014	779	107	(604)	282
Other comprehensive income (loss)	(1,527)	23	(359)	(1,863)
Tax effect	572	(9)	(52)	511
Balance, at January 2, 2015	$(176)	$121	$(1,015)	$(1,070)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern”.  Currently there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. This ASU requires management to assess the entity’s ability to continue as a going concern. This guidance is effective for fiscal years ending after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective, and upon adoption, will evaluate going concern based on this guidance.

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

Note 2 — Accounts Receivable Trade, Net

Accounts receivable trade, net consisted of the following at January 2, 2015 and January 3, 2014 (in thousands):

	2014	2013
Domestic	$1,818	$2,135
Foreign	10,825	10,045
	12,643	12,180
Less allowance for doubtful accounts and sales returns	1,589	1,449
	$11,054	$10,731

Note 3 — Inventories, Net

Inventories, net consisted of the following at January 2, 2015 and January 3, 2014 (in thousands):

	2014	2013
Raw materials and purchased parts	$2,146	$1,367
Work in process	1,781	913
Finished goods	14,504	11,029
	18,431	13,309
Less inventory reserves	2,714	795
	$15,717	$12,514

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following at January 2, 2015 and January 3, 2014 (in thousands):

	2014	2013
Prepaids and deposits	$1,991	$2,157
Income tax receivable	1,084	—
Value added tax (VAT) receivable	721	618
Deferred charge for foreign profits	338	362
Other current assets	383	366
	$4,517	$3,503

Note 5 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at January 2, 2015 and January 3, 2014 (in thousands):

	2014	2013
Machinery and equipment	$15,674	$16,225
Furniture and fixtures	6,535	4,837
Leasehold improvements	8,400	6,552
	30,609	27,614
Less accumulated depreciation	20,543	20,209
	$10,066	$7,405

Depreciation expense for the years ended January 2, 2015, January 3, 2014, and December 28, 2012, was approximately $2.1 million, $1.7 million, and $1.3 million, respectively.

Note 6 – Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	January 2, 2015			January 3, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents and licenses	$9,205	$(8,859)	$346	$10,637	$(10,057)	$580
Customer relationships	1,302	(911)	391	1,490	(894)	596
Developed technology	827	(694)	133	947	(743)	204
Total	$11,334	$(10,464)	$870	$13,074	$(11,694)	$1,380

Aggregate amortization expense for amortized intangible assets was $382,000, $440,000, and $652,000, for the years ended January 2, 2015, January 3, 2014, and December 28, 2012, respectively.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter (in thousands):

Fiscal Year	Amount
2015	$233
2016	233
2017	233
2018	171
2019	—
Total	$870

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following at January 2, 2015 and January 3, 2014 (in thousands):

	2014	2013
Accrued salaries and wages	$1,647	$1,630
Accrued income taxes	867	485
Accrued insurance	550	551
Accrued commissions	309	528
Accrued audit expense	352	328
Customer credit balances	186	153
Accrued severance	180	731
Accrued bonuses	75	935
Other(1)	810	1,031
	$4,976	$6,372

(1)No item in “Other” above exceeds 5% of total other current liabilities.

Note 8 —Liabilities

Lines of Credit

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on December 28, 2012, with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of January 2, 2015) and may be renewed annually (the current line expires on March 30, 2015).  The credit facility is not collateralized.  The Company had 500,000,000 Yen outstanding on the line of credit as of January 2, 2015 and January 3, 2014, (approximately $4.2 million and $4.8 million based on the foreign exchange rates on January 2, 2015 and January 3, 2014, respectively) which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of January 2, 2015, there were no available borrowings under the line.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the “Bank”). The credit agreement provides for borrowing of up to 1,000,000 CHF (Swiss Francs) ($1.0 million at the rate of exchange on January 2, 2015), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a material qualification as defined in the agreement, in STAAR Surgical independent auditors’ report. There were no borrowings outstanding as of January 2, 2015 and the full amount of the line was available for borrowing.

Covenant Compliance

The Company is in compliance with covenants of its credit facilities and lines of credit as of January 2, 2015.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Retirement Obligation

The Company recorded certain Asset Retirement Obligations (“ARO”), in accordance with ASC 410-20 in connection with the Company’s obligation to return its Japan facility to its “original condition”, as defined in the lease agreement. The Company has recognized the fair value of the ARO liability obligation included in noncurrent liabilities. The obligation is currently expected to be settled upon expiration of the lease in 2018.

The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	January 2, 2015	January 3, 2014
Asset retirement obligation at beginning of the year	$157	$707
Increase (decrease) in estimated liabilities	—	(221)
Liabilities settled	(25)	(206)
Accretion expense	3	10
Impact of changes in Japanese Yen	(20)	(133)
Asset retirement obligation at end of the year	$115	$157

Note 9 — Income Taxes

The provision for (benefit from) for income taxes consists of the following (in thousands):

	2014	2013	2012
Current tax provision:
U.S. federal (benefit)	$3	$(121)	$—
State	15	12	11
Foreign	570	721	1,125
Total current provision	588	612	1,136
Deferred tax provision (benefit):
U.S. federal and state	—	—	—
Foreign provision (benefit)	(841)	104	108
Total deferred provision (benefit)	(841)	104	108
Provision (benefit) for income taxes	$(253)	$716	$1,244

As of January 2, 2015, the Company had federal net operating loss carryforwards of $130.8 million available to reduce future income taxes. The federal net operating loss carryforwards expire in varying amounts between 2017 and 2033.  In California, the main state from which the Company conducts its domestic operations, the Company has state net operating losses of $73.7 million available to reduce future California income taxes. The California net operating loss carryforwards expire in varying amounts between 2015 and 2034 and, approximately $16.3 million of those net operating loss carryforwards, will expire over the next three years.

The Company had accrued net income taxes receivable of $217,000 at January 2, 2015 and income taxes payable of $655,000 at January 3, 2014, primarily due to taxes from foreign jurisdictions.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for (benefit from) for income before taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	2014		2013		2012
Computed provision (benefit) for taxes based on income at statutory rate	34.0%	$(2,939)	34.0%	$379	34.0%	$(176)
Increase (decrease) in taxes resulting from:
Permanent differences	(0.2)	20	3.2	35	(7.9)	41
Federal minimum taxes	(0.1)	3	—	—	—	—
State minimum taxes, net of federal income tax benefit	(0.1)	10	0.7	8	(1.4)	8
Stock options	—	—	—	—	(56.0)	290
State tax benefit	4.6	(394)	6.4	71	9.2	(48)
Tax rate difference due to foreign statutory rate	3.3	(288)	43.7	487	(43.8)	227
Foreign tax detriment (benefit)	—	—	—	—	3.1	(16)
Foreign earnings not permanently reinvested	0.1	(11)	(7.7)	(86)	(223.4)	1,158
Foreign dividend withholding	(1.5)	132	12.5	140	(22.1)	114
Expiration of charitable contribution carryover	(0.2)	18	0.2	2	(16.1)	83
Reserve	—	—	(10.9)	(121)	—	—
Other	1.0	(85)	6.4	71	1.1	(6)
Valuation allowance	(38.0)	3,281	(24.2)	(270)	83.2	(431)
Effective tax provision (benefit) rate	2.9%	$(253)	64.3%	$716	(240.1)%	$1,244

The Company recorded income tax benefits of $1.4 million during the fourth quarter of 2014 principally related to its Swiss operations. These benefits were recorded after finalizing ongoing discussions with the Swiss tax authorities, or the STA, in connection with the completion of the Company’s manufacturing consolidation project, which had been in progress since 2012 and completed in June 2014 (see Note 18). These discussions included, among other things, the approval of a special Swiss tax ruling available to certain qualified companies doing business in Switzerland as a foreign operator, as defined by the STA. These discussions also included an agreement with the STA to consolidate the financial results of a foreign entity solely for Swiss income tax purposes, previously not taxable by the STA, to become subject to Swiss tax law. During the fourth quarter of 2014, the Company was advised by the STA that it had met those special ruling qualifications for 2014.

Included in the state tax provision for 2014 is an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $394,000. For 2013 there was a decrease to the state deferred tax asset and corresponding decrease to the valuation allowance of $71,000. For 2012 there was an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $48,000. This results in a total state tax provision of $15,000 for 2014, $12,000 for 2013, and $11,000 for 2012.

Included in the deferred foreign tax benefit for 2014 is a decrease in foreign deferred tax liabilities of $1,039,000. For 2013, there was a decrease to the foreign deferred tax assets of $630,000 and a corresponding decrease to the valuation allowance of $1,008,000. For 2012 there was an increase to the foreign deferred tax assets of $16,000 and a corresponding increase to the valuation allowance.

All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.  Accordingly, the Company provides withholding and U.S. taxes on all unremitted foreign earnings.  During 2014 and 2013 there were no withholding taxes paid to foreign jurisdictions and there were no earnings repatriated from foreign subsidiaries.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of January 2, 2015 and January 3, 2014 are as follows (in thousands):

	2014	2013
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and sales returns	$127	$21
Inventories	511	11
Accrued vacation	397	375
State taxes	—	—
Accrued other expenses	119	105
Other	80	(137)
Valuation allowance	(939)	(741)
Total current deferred tax assets (liabilities)	$295	$(366)
Non-current deferred tax assets (liabilities):
Net operating loss carryforwards	$53,747	$50,409
Stock-based compensation	1,684	2,212
Business, foreign and AMT credit carryforwards	1,223	921
Capitalized R&D	423	525
Contributions	37	57
Pensions	489	731
Depreciation and amortization	870	360
Foreign tax withholding	(1,326)	(1,129)
Foreign earnings not permanently reinvested	(5,022)	(4,992)
Other	31	(40)
Valuation allowance	(53,165)	(50,082)
Total non-current deferred tax liabilities	$(1,009)	$(1,028)

As of January 2, 2015, the Company had net deferred tax liabilities in Switzerland of $1,371,000 (which included $1,326,000 of withholding taxes on unremitted foreign earnings) and net deferred tax assets of $658,000 in Japan included in the Company’s components of deferred income tax assets and liabilities table.  As of January 3, 2014, the Company had net deferred tax liabilities in Switzerland of $1,683,000 (which included $1,129,000 of withholding taxes on unremitted foreign earnings) and net deferred tax assets of $289,000 in Japan included in the Company’s components of deferred income tax assets and liabilities table.

Valuation allowance

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

U.S. Jurisdiction

Due to the Company’s history of losses in the U.S., the valuation allowance fully offsets the value of U.S. deferred tax assets on the Company’s balance sheet as of January 2, 2015. Further, under Federal Tax Law Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.

Foreign Jurisdictions

STAAR Surgical AG

Due to STAAR Surgical AG’s history of profits, the deferred tax assets are considered fully realizable. Included in deferred tax assets and liabilities of STAAR AG is noncurrent deferred tax assets of $135,000 and $185,000 as of January 2, 2015 and January 3, 2014, respectively.

STAAR Japan, Inc.

Since 2012, STAAR Japan functions as a limited-risk distributor with a guaranteed return from STAAR AG and accordingly, STAAR Japan’s deferred tax assets are considered fully realizable. In 2013, STAAR Japan fully released its remaining valuation allowance and recorded an income tax benefit of approximately $433,000.

As of January 2, 2015, STAAR Japan’s net deferred tax assets were $658,000 (as translated using the Japanese Yen exchange rate on January 2, 2015). As of January 3, 2014, STAAR Japan’s net deferred tax assets were $289,000, including the remaining net operating loss carryover of $20,000 (as translated using the Japanese Yen exchange rate on January 3, 2014).

Other Income Tax Disclosures

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2011 – 2013
California	2010 – 2013
Switzerland	2012 – 2013
Japan	2009 – 2013

Income (loss) from continuing operations before provision (benefit) for income taxes is as follows (in thousands):

	2014	2013	2012
Domestic	$(8,113)	$(2,131)	$(2,967)
Foreign	(532)	3,245	2,448
	$(8,645)	$1,114	$(519)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the year ended, January 2, 2015, pursuant to the Manufacturing Consolidation Project, the Company terminated certain employees in its Swiss subsidiary resulting in Swiss pension plan curtailments as defined by ASC 715-30-35, Defined Benefit Plans – Pensions, Settlements, Curtailments, and Certain Termination Benefits. The curtailments resulted in a decrease of $1.6 million in the Swiss pension plan’s projected benefit obligation, of which $0.9 million was used to distribute cash payments to employees resulting in a decrease in plan assets. The remaining $0.8 million was recorded as a curtailment gain measured in accordance with ASC 715-30-35-93.

However, since the Swiss pension plan’s accumulated other comprehensive loss, immediately preceding the curtailments exceeded the curtailment gains, the curtailment gains were fully offset against the loss and no gain was recognized in earnings.

At January 2, 2015, the discount rate, one of the key assumptions used to calculate the Swiss pension plan’s projected benefit obligation, was reduced from 2.5% to 1.4%, resulting in an increase to the projected benefit obligation of $0.7 million recorded through an increase in the accumulated other comprehensive loss account of the Swiss pension plan.

The following table shows the changes in the benefit obligation and plan assets and the Swiss Plan’s funded status as of January 2, 2015 and January 3, 2014 (in thousands):

	2014	2013
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$5,183	$4,853
Service cost	297	320
Interest cost	114	101
Participant contributions	241	239
Benefits paid	(116)	(157)
Actuarial (gain) loss on obligation	737	(173)
Curtailments	(1,629)	—
Projected benefit obligation, end of period	$4,827	$5,183
Change in Plan Assets:
Plan assets at fair value, beginning of period	$3,517	$3,053
Actual return on plan assets (including foreign currency impact)	(230)	144
Employer contributions	241	239
Participant contributions	241	239
Benefits paid	(116)	(158)
Curtailment distributions	(948)	—
Plan assets at fair value, end of period	$2,705	$3,517

Funded status (pension liability), end of year	$(2,122)	$(1,666)

Amount Recognized in Accumulated Other Comprehensive Loss, net of tax:
Actuarial loss on plan assets	$(773)	$(521)
Actuarial loss on benefit obligation	(902)	(331)
Actuarial gain recognized in current year	266	247
Effect of curtailments	528	—
Accumulated other comprehensive loss	$(881)	$(605)

Accumulated benefit obligation at end of year	$(4,488)	$(4,824)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The underfunded balance of $2,122,000 and $1,666,000 was included in other long-term liabilities (pension liability) on the consolidated balance sheets as of January 2, 2015 and January 3, 2014, respectively.

Net periodic pension cost associated with the Swiss Plan during the years ended January 2, 2015, January 3, 2014 and December 28, 2012 include the following components (in thousands):

	2014	2013	2012
Service cost	$297	$320	$301
Interest cost	114	101	116
Expected return on plan assets	(97)	(96)	(100)
Actuarial loss recognized in current year	24	55	54
Prior service loss recognized in current year	—	—	—
Transition obligation recognized in current year	—	—	—
Amendments	—	—	—
Net periodic pension cost	$338	$380	$371

Changes in other comprehensive income (loss), net of tax, associated with the Swiss Plan in the year ended January 2, 2015, January 3, 2014 and December 28, 2012 include the following components (in thousands):

	2014	2013	2012
Current year actuarial gain (loss) on plan assets, net of tax	$(375)	$37	$50
Current year actuarial gain (loss) on benefit obligation, net of tax	(846)	135	(101)
Actuarial gain recorded in current year, net of tax	28	46	42
Prior service cost	—	—	—
Effect of curtailments	782	—	—
Change in other comprehensive income (loss)	$(411)	$218	$(9)

The amount in accumulated other comprehensive income (loss) as of January 2, 2015 that is expected to be recognized as a component of the net periodic pension costs during fiscal year 2015 is $64,000.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on January 2, 2015 and January 3, 2014 using the following assumptions:

	2014	2013
Discount rate	1.4%	2.5%
Salary increases	2.0%	2.0%
Expected return on plan assets	3.0%	3.0%
Expected average remaining working lives in years	10.1	10.5

The discount rates are based on an assumed pension benefit maturity of 10 to 15 years. The rate was estimated using the rate of return for high quality Swiss corporate bonds that mature in eight years. This maturity was used as there are significant numbers of high quality Swiss bonds, but very few bonds issued with maturities with longer lives. In order to determine an appropriate discount rate, the eight year rate of return was then extrapolated along the yield curve of Swiss government bonds.

The salary increase rate was based on the Company’s best estimate of future increases over time.

The expected long-term rate of return on plan assets is based on the expected asset allocation and assumptions concerning long-term interest rates, inflation rates, and risk premiums for equities above the risk-free rates of return. These assumptions take into consideration historical long-term rates of return for relevant asset categories

Under Swiss law, pension funds are legally independent from the employer and all the contributions are invested with regulated entities. The Company has a contract with Allianz Suisse Life Insurance Company’s BVG Collective Foundation (the “Foundation”) to manage its Swiss pension fund. Multiple employers contract with the Foundation to manage the employers’ respective pension plans. The Foundation manages the pension plans of its contracted employers as a collective entity. The investment strategy is determined by the Foundation and applies to all members of the collective Foundation. There are no separate financial statements for each employer contract. The pension plan assets of all the employers that contract with the Foundation are comingled. They are considered multiple-employer plans under ASC 715-30-35-70 and therefore accounted for as single-employer plans.

As there are no separate financial statements for each employer contract, there are no individual investments that can be directly attributed to the Company’s pension plan assets. However, the funds contributed by an employer are specifically earmarked for its employees and the total assets of the plan allocable to Company’s employees are separately tracked by the Foundation. The lack of visibility into the specific investments of the plan assets and how they are valued is considered to be a significant unobservable input, therefore, the Company considers the plan assets collectively to be Level 3 assets under the fair value hierarchy (see Note 1).

Plan assets totaled $2.7 million and $3.5 million as of January 2, 2015 and January 3, 2014, respectively.

The table below sets forth the fair value of Plan assets for the fiscal year 2014 in accordance with ASC 715-20-50-1(d) (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs ( Level 3)
	Liquid Asset Fund	Bond Fund	Equity Fund	Real Estate Fund	Total
Beginning balance at:: January 3, 2014	$22	$3,017	$115	$363	$3,517
Actual return on plan assets	1	(200)	(2)	(29)	(230)
Purchases, sales and settlement	2	(505)	(6)	(73)	(582)
Ending Balance at: January 2, 2015	$25	$2,312	$107	$261	$2,705

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth the fair value of Plan assets for the fiscal year 2013 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs ( Level 3)
	Liquid Asset Fund	Bond Fund	Equity Fund	Real Estate Fund	Total
Beginning balance at:: December 28, 2012	$35	$2,623	$73	$322	$3,053
Actual return on plan assets	(4)	122	13	13	144
Purchases, sales and settlement	(9)	272	29	28	320
Ending Balance at: January 3, 2014	$22	$3,017	$115	$363	$3,517

During fiscal 2015, the Company expects to make cash contributions totaling approximately $196,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Fiscal Year	Amount
2015	$50
2016	55
2017	60
2018	65
2019	64
2020 – 2024	397
Total	$691

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The funded status of the benefit plan at January 2, 2015 and January 3, 2014 is as follows (in thousands):

	2014	2013
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$1,049	$1,188
Service cost	157	158
Interest cost	9	8
Actuarial (gain) loss	(55)	47
Benefits paid	(66)	(123)
Foreign exchange adjustment	(137)	(229)
Projected benefit obligation, end of period	$957	$1,049
Changes in Plan Assets:
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—

Funded status (pension liability), end of period	$(957)	$(1,049)

Amount Recognized in Accumulated Other Comprehensive Income, net of tax:
Transition obligation	$(26)	$81
Actuarial gain	146	191
Prior service cost	9	17
Net loss	(8)	(184)
Accumulated other comprehensive income	$121	$105

Accumulated benefit obligation at end of year	$828	$(857)

The underfunded balance of $957,000 and $1,049,000, respectively, was included in other long-term liabilities (pension liability) on the consolidated balance sheets as of January 2, 2015 and January 3, 2014.

Net periodic pension cost associated with the Japan Plan for the years ended January 2, 2015, January 3, 2014 and, December 28, 2012 includes the following components (in thousands):

	2014	2013	2012
Service cost	$157	$158	$185
Interest cost	9	8	13
Net amortization of transition obligation	12	12	16
Actuarial gain	(10)	(31)	(58)
Prior service cost (credit)	(1)	(1)	(1)
Net periodic pension cost	$167	$146	$155

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in other comprehensive income (loss), net of tax, associated with the Japan Plan for the years ended January 2, 2015, January 3, 2014 and December 28, 2012 include the following components (in thousands):

	2014	2013	2012
Amortization of net transition obligation	12	12	16
Amortization of actuarial loss	(9)	(47)	(62)
Actuarial income (loss) recorded in current year	13	(153)	(117)
Amortization prior service cost	(2)	(1)	(1)
Change in other comprehensive income (loss)	$14	$(189)	$(127)

The amount in accumulated other comprehensive income (loss) as of January 2, 2015 that is expected to be recognized as a component of the net periodic pension cost in fiscal 2015 is approximately $5,500.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated on January 2, 2015 and January 3, 2014 using the following assumptions:

	2014	2013
Discount rate	0.6%	0.9%
Salary increases	4.5%	4.7%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	8.12	7.48

The discount rate of 0.60% as of January 2, 2015 and the discount rate of 0.90% as of January 3, 2014 are based on the approximate Japanese government bond rate with a term of 10 to 20 years.

The salary increase average rate was based on the Company’s best estimate of future increases over time.

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Fiscal Year	Amount
2015	$85
2016	54
2017	141
2018	51
2019	48
2020-2024	537
Total	$916

Defined Contribution Plan

The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in North America. During the fiscal year ended January 2, 2015, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to the $17,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations (with a $5,500 annual catch-up contribution permitted for those over 50 years old). In 2014, the Company increased the contribution percentage to 80% from 50% of the employee’s contribution up to the first 6% of the employee’s compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.  During the years ended January 2, 2015, January 3, 2014, and December 28, 2012, the Company made contributions, net of forfeitures, of $518,000, $270,000, and $284,000, respectively, to the 401(k) Plan.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Stockholders’ Equity

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Fiscal Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Employee stock options	$2,842	$2,683	$2,595
Restricted stock	935	999	590
Restricted stock units	795	589	—
Consultant compensation	91	218	23
Total	$4,663	$4,489	$3,208

The Company recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations (in thousands):

	Fiscal Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012
General and administrative	$2,660	$2,663	$2,231
Marketing and selling	1,065	1,167	545
Research and development	938	659	432
Total	$4,663	$4,489	$3,208

There was no net income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense for non-qualified stock options, as the Company fully offsets net deferred tax assets with a valuation allowance (see Note 9).  In addition, the Company capitalized $306,000, $232,000, and $150,000 of stock-based compensation to inventory during the year ended January 2, 2015, January 3, 2014, and December 28, 2012, respectively, and recognizes these amounts as cost of sales as the inventory is sold. The Company does not recognize deferred income taxes for incentive stock option compensation expense, and records a tax deduction only when a disqualified disposition has occurred (see Note 9).

Stock Option Plans

The Amended and Restated 2003 Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and restricted stock units (RSUs). Options under the plan are granted at fair market value on the date of grant, become exercisable over a three year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs outstanding under the Plan generally vest based on time, performance or a combination of both. As of January 2, 2015 there were 2,201,123 shares authorized and available for grants under the Plan.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Expected dividend yield	0%	0%	0%
Expected volatility	55%	71%	79%
Risk-free interest rate	1.29%	0.73%	0.82%
Expected term (in years)	4.12	4.12	5.21

A summary of option activity under the Plan for the year ended January 2, 2015 is presented below:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Outstanding at January 3, 2014	3,299	$6.17
Granted	617	15.43
Exercised	(584)	6.09
Forfeited or expired	(157)	11.92
Outstanding at January 2, 2015	3,175	$7.79	6.19	$8,692
Exercisable at January 2, 2015	2,085	$5.71	4.91	$7,583

Included in forfeited or expired options, are 48,000 share representing net shares withheld from an option holder for the exercise price in lieu of cash.

The weighted-average grant-date fair value of options granted during the fiscal years ended January 2, 2015, January 3, 2014, and December 28, 2012, were $6.81, $3.51, and $6.65 per option respectively.   The total intrinsic value of options exercised during the fiscal years ended January 2, 2015, January 3, 2014, and December 28, 2012, were $5.5 million, $3.9 million, and $1.2 million, respectively.

As of January 2, 2015, there was $6.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.79 years.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants

On June 1, 2009, the Company issued warrants to Broadwood Partners, L.P. (“Broadwood”), pursuant to a Warrant Agreement, granting the right to purchase up to an additional 700,000 shares of Common Stock at an exercise price of $4.00 per share, exercisable for a period of six years, which remain outstanding. The warrants are accounted for as an equity instrument.

The Warrant Agreement provides that the Company will register the shares issuable upon exercise of the warrants with the Securities Exchange Commission.  The Company filed and secured effectiveness of a registration statement covering resale of the shares.  If the Company fails to keep the registration statement effective and the lapse exceeds permitted suspensions, as the holder’s sole remedy, the Company will be obligated to issue an additional 30,000 warrants (“Penalty Warrants”) for each month that the Company does not meet this effectiveness requirement through June 1, 2015, the term of the remaining warrants.  The Company considers the issuance of Penalty Warrants to be unlikely.

The fair value of the warrants was estimated on the issuance date, June 1, 2009, using a Black-Scholes option valuation model applying the assumptions noted in the following table:

As of June 1, 2009
Common stock price per share	$1.01
Number of warrants	700,000
Expected dividends	0%
Expected volatility	74.4%
Risk-free rate	3.28%
Life (in years)	6.0

A summary of the warrant activity for the year ended January 2, 2015 is provided below:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Outstanding at January 3, 2014	700	$4.00
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at January 2, 2015	700	$4.00	0.41	$3,521
Exercisable at January 2, 2015	700	$4.00	0.41	$3,521

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted stock

A summary of restricted stock activity for the year ended January 2, 2015 is presented below:

	Shares (000’s)	Weighted Average Grant-Date Fair Value per Share
Outstanding at January 3, 2014	341	$7.55
Granted	65	13.89
Vested	(140)	6.92
Forfeited or expired	(19)	9.91
Outstanding at January 2, 2015	247	$9.41

Restricted Stock Units

A summary of restricted stock units activity for the year ended January 2, 2015 is presented below:

	Units (000’s)	Weighted Average Grant-Date Fair Value per Share
Outstanding at January 3, 2014	135	$5.34
Granted	314	15.34
Vested	(135)	5.34
Forfeited or expired	(158)	15.54
Outstanding at January 2, 2015	156	$15.14

Note 12 — Commitments and Contingencies

Lease Obligations and Firm Commitment

The Company leases certain property, plant and equipment under capital and operating lease agreements. These leases vary in duration and contain renewal options and/or escalation clauses.  Current and long-term obligations under capital leases are included in the Company’s consolidated balance sheets.

Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year as of January 2, 2015 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2015	$1,368	$442
2016	796	348
2017	785	144
2018	328	—
2019	328	—
Thereafter	244	—
Total minimum lease payments	$3,849	$934
Less amounts representing interest	—	67
	$3,849	$867

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense was approximately $1.4 million, $1.5 million, and $1.9 million, for the years ended January 2, 2015, January 3, 2014, and December 28, 2012, respectively.

The Company had the following assets under capital lease at January 2, 2015 and January 3, 2014 (in thousands):

	2014	2013
Machinery and equipment	$1,141	$3,922
Furniture and fixtures	334	611
Leasehold improvements	21	155
	1,496	4,688
Less accumulated depreciation	511	3,984
	$985	$704

Depreciation expense for assets under capital lease for each of the years ended January 2, 2015, January 3, 2014, and December 28, 2012, was approximately $330,000, $566,000, and $522,000, respectively.

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

Employment Agreements

The Company’s Chief Executive Officer and certain officers have as provisions of their agreements certain rights, including continuance of cash compensation and benefits, upon a “change in control,” which may include an acquisition of substantially all of its assets, or termination “without cause or for good reason” as defined in the employment agreements.

On October 3, 2014, the Company’s Chief Executive Officer announced his retirement effective March 1, 2015.  Effective with his retirement, he has become a consultant to the Company through March 31, 2016.  In March 2015, the Company will accrue an approximate $300,000 in benefits due to the former CEO, such benefits will be paid over a one year period beginning on March 1, 2015 and ending on March 31, 2016.

Effective March 1, 2015, the Company entered into an Employment Agreement with its new Chief Executive Officer, Caren Mason.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation and Claims

From time to time the Company may be subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, and claims of product liability. The most significant of these actions, proceedings and investigations are described below. STAAR maintains insurance coverage for product liability and certain securities. Legal proceedings can extend for several years, and the matters described below concerning the Company are at very early stages of the legal and administrative process. As a result, these matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine whether the proceedings are material to the Company or to estimate a range of possible loss, if any. Unless otherwise disclosed, the Company is unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 13 — Related Party Transactions

The Company has made various advances to certain employees.   Amounts due from employees included in prepaids, deposits, and other current assets at January 2, 2015 and January 3, 2014 were $9,000 and $34,000, respectively.

Note 14 — Supplemental Disclosure of Cash Flow Information

Interest paid was $139,000, $153,000, and $270,000, for the years ended January 2, 2015, January 3, 2014, and December 28, 2012, respectively. Income taxes paid amounted to approximately $1,089,000 $1,534,000, and $241,000, for the years ended January 2, 2015, January 3, 2014, and December 28, 2012, respectively.

The Company’s non-cash investing and financing activities were as follows (in thousands):

Non-cash investing and financing activities:	2014	2013	2012
Assets obtained by capital lease	$802	$—	$527
Purchase of property and equipment included in accounts payable	$682	$818	$—

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	2014	2013	2012
Numerator:
Net income (loss)	$(8,392)	$398	$(1,763)
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	38,342	37,017	36,433
Less: Unvested restricted stock	(251)	(311)	(180)
Denominator for basic calculation	38,091	36,706	36,253
Weighted average effects of potentially dilutive common stock:
Stock options	—	1,235	—
Unvested restricted stock	—	177	—
Restricted stock units	—	75	—
Warrants	—	414	—
Denominator for diluted calculation	38,091	38,607	36,253

Net income (loss) per share – basic	$(0.22)	$0.01	$(0.05)
Net income (loss) per share - diluted	$(0.22)	$0.01	$(0.05)

The following table sets forth (in thousands) the weighted average number of options and warrants to purchase shares of common stock and restricted stock which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	2014	2013	2012
Options	1,988	1,109	1,632
Warrants	492	—	746
Restricted stock	227	—	180
Total	2,707	1,109	2,558

Note 16 — Geographic and Product Data

The Company markets and sells its products in approximately 60 countries and has manufacturing in the United States. Other than the United States, Japan, Korea, China, Spain and France, the Company does not conduct business in any country in which its sales in that country exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s sales to unaffiliated customers is set forth below (in thousands):

Net sales to unaffiliated customers	2014	2013	2012
United States	$11,117	$12,851	$12,427
Japan	19,107	17,666	16,692
China	9,370	8,618	8,406
Korea	6,563	7,743	6,713
Spain	5,562	4,867	3,026
France	3,696	2,546	1,612
Others*	19,572	17,924	14,907
Total	$74,987	$72,215	$63,783

*No other location individually exceeds 5% of total sales.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are IOLs used in cataract surgery and ICLs used in refractive surgery.  The composition of the Company’s net sales by product line is as follows (in thousands):

Net sales by product line	2014	2013	2012
ICLs	$44,047	$44,128	$35,080
IOLs	24,336	24,153	25,971
Other surgical products	6,604	3,934	2,732
Total	$74,987	$72,215	$63,783

The composition of the Company’s long-lived assets, consisting of property and equipment, between those in the United States, Switzerland, and Japan is set forth below (in thousands):

Long-lived assets	2014	2013
U.S.	$9,127	$6,096
Switzerland	596	849
Japan	343	460
Total	$10,066	$7,405

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 17 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for fiscal 2014 and 2013 is as follows (in thousands except per share data):

January 2, 2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net sales	$20,178	$20,048	$18,188	$16,573
Gross profit	13,884	13,667	11,869	9,403
Net loss	(1,359)	(1,789)	(2,706)	(2,538)

Net (loss) per share – basic	(0.04)	(0.05)	(0.07)	(0.07)
Net (loss) per share – diluted	(0.04)	(0.05)	(0.07)	(0.07)

January 3, 2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net sales	$18,001	$18,164	$17,106	$18,944
Gross profit	12,654	12,620	12,059	12,976
Net income (loss)	471	278	525	(876)

Net income (loss) per share – basic	0.01	0.01	0.01	(0.02)
Net income (loss) per share – diluted	0.01	0.01	0.01	(0.02)

Quarterly and year-to-date computations of net income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 — Manufacturing Consolidation and Tax Strategy

From fiscal 2011 through June 2014, the Company devoted significant resources to two initiatives: a project to consolidate global manufacturing and development of a strategy to optimize its global organization for tax purposes. The goal of these initiatives was to improve upon gross profit margin by streamlining operations, thereby reducing costs and increasing profits in the U.S., to enable the Company to utilize its approximately $131 million in net operating loss carryforwards and at the same time, reduce income taxes in foreign jurisdictions where it pays tax. STAAR had manufactured its products in four facilities worldwide (Monrovia, California, Aliso Viejo, California, Nidau, Switzerland, and Ichikawa City, Japan). As of June 2014, all international production is consolidated into the Monrovia site.

The Company has invested approximately $6.3 million since inception of these initiatives, including $319,000 incurred during 2014, and future expenses, if any, are not expected to be material. These expenses are included in the other general and administrative expenses in the condensed consolidated statements of operations. Expenditures have largely consisted of severance, employee costs, professional fees to advisors and consultants.

A summary of the activity for these initiatives is presented below for the year ended January 2, 2015 (in thousands):

	Termination Benefits	Other Associated Costs	Total
Liability as of January 3, 2014	$731	$28	$759
Costs incurred and charged to expense	212	109	321
Cash payments	(763)	(137)	(900)
Liability as of January 2, 2015	$180	$—	$180

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
2014
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,449	$384	$244	$1,589
Deferred tax asset valuation allowance	50,823	3,330	49	54,104
	$52,272	$3,714	$293	$55,693
2013
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,316	$263	$130	$1,449
Deferred tax asset valuation allowance	51,093	744	1,014	50,823
	$52,409	$1,007	$1,144	$52,272
2012
Allowance for doubtful accounts and sales returns deducted from accounts receivable in balance sheet	$1,128	$255	$67	$1,316
Deferred tax asset valuation allowance	51,571	—	478	51,093
	$52,699	$255	$545	$52,409

