Form 10-K/A
period 2015-01-02
STAAR SURGICAL CO
filed 2015-04-30
CIK 718937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock as of February 12, 2015 was 38,797,569.

EXPLANATORY NOTE

STAAR Surgical Company (“STAAR”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended January 2, 2015 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of STAAR’s principle executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002. The certifications of STAAR’s principle executive officer and principle financial officers are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

STAAR SURGICAL COMPANY

TABLE OF CONTENTS

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Corporate Governance

Directors of the Registrant

Mark B. Logan

Director since November 2010

Chairman of the Board of Directors

Member of the Compensation Committee

Member of the Nominating and Governance Committee

Age 76

Background. Mr. Logan has served as the co-founder and President and Chief Executive Officer of TearSolutions, L.L.C., a company focused on a natural replacement therapy for dry eyes since 2013. Previously, he served as Chairman and Chief Executive Officer of VISX, Inc., an excimer refractive surgical systems designer and manufacturer, from 1994 to 2001. VISX was subsequently acquired by Advanced Medical Optics (now a part of Abbott Laboratories). Prior to joining VISX, Mr. Logan served as Chairman and Chief Executive Officer of Insmed Pharmaceuticals, Inc., from 1992 through 1994, and before that he was a principal at McManus Associates, a healthcare research and management firm, from 1985 through 1992. Before that, he spent four years as Executive Vice President and Chief Operating Officer and board member at Bausch & Lomb, one of the largest companies in the ophthalmic surgical sector. His prior experience includes senior executive positions at Becton, Dickinson & Company and Wyeth, Inc. Mr. Logan is member of the Board of Directors of Tear Solutions, L.L.C. Mr. Logan serves on the Board of the University of Virginia Heart & Vascular Center, serves on the Board of Advisors of Gencia Inc., and serves as a trustee of the Southern Environmental Law Center. Mr. Logan earned a B.A. in Biology from Hiram College. He was a Woodrow Wilson Fellow at New York University and has completed the Program for Management Development (PMD) at Harvard University.

Qualifications. In January 2014, the Board of Directors unanimously elected Mr. Logan to serve as Chairman based on his past experience as Chairman of VIVUS and Chairman of VISX. Also, the Nominating and Governance Committee believes Mr. Logan’s expertise in management of an expanding ophthalmic business, especially in the area of refractive surgery brings valuable insight and experience to the Board of Directors. In particular, as Chairman and Chief Executive Officer of VISX from 1994 to 2001, Mr. Logan oversaw from 2007 through 2014, the successful introduction of the leading excimer laser system used in custom LASIK. Through his chairmanship of VIVUS he gained recent experience in the FDA-regulated environment and familiarity with best current practices in corporate governance. The Nominating and Governance Committee believes the skills he has exhibited in the past leadership roles will help increase stockholder value at STAAR.

Caren Mason

Director since June 2014

President and Chief Executive Officer

Chairman, Quality and Regulatory Committee

Age 61

Background. Ms. Mason was elected to STAAR’s Board of Directors at its 2014 Annual Meeting, and she has served as STAAR’s Chief Executive Officer since March 3, 2015. From 2010 to 2012, Ms. Mason served as Chief Executive Officer of Verinata Health, Inc. (f/k/a Artemis Health, Inc.), a provider of non-invasive prenatal genetic sequencing tests for the early identification of fetal chromosomal abnormalities. In February 2013, Verinata was acquired by Illumina for $350 million. Ms. Mason served as the President, Chief Executive Officer and a Director of Quidel Corporation from 2004 to 2009, a publicly traded company engaged in the development, manufacturing and marketing of rapid diagnostic solutions at the professional point-of-care in infectious diseases and reproductive health. Prior to joining Quidel, Ms. Mason provided consultative services from 2003 to 2004 for Eastman Kodak Health Imaging as a result of the sale of MiraMedica to Eastman Kodak. She served as President and Chief Executive Officer for MiraMedica, Inc., an early phase start-up developing computer-aided detection software for breast cancer, from 2002 through 2003. Prior to her tenure with MiraMedica, Ms. Mason served as Chief Executive Officer of eMed Technologies of Lexington, Massachusetts, a teleradiology and picture archiving and communications systems business. Ms. Mason served as General Manager of the Women’s Healthcare business and as a General Manager in various capacities for the Services business of General Electric Healthcare from 1996 to 2000. Ms. Mason’s additional healthcare experience includes her tenure with Bayer AG/AGFA from 1989 to 1996 where she last held the positions of Senior Vice President for Bayer Corporate Health Care and Senior Vice President for the AGFA Technical Imaging Business Group. Ms. Mason began her career in healthcare with American Hospital Supply/Baxter Healthcare in sales, marketing and managerial roles from 1977 through 1988. Ms. Mason received her B.A. from Indiana University. Ms. Mason’s prior corporate governance experience includes both private and public boards with Verinata Health, eMed Technologies, MiraMedica and Quidel Corporation. She currently serves as a director of HealthTell, an early stage life sciences company, and also on the Executive Committee for the Board of Visitors for UCSD Moores Cancer Center.

Qualifications. The Nominating and Governance Committee believes it is important that STAAR's Chief Executive Officer also serves on its Board of Directors to provide a critical link between management and our Board. Before Ms. Mason became Chief Executive Officer in 2014, the Nominating and Governance Committee nominated her to serve as an independent director. The Nominating and Governance Committee believes that Ms. Mason brings nearly 35 years of senior executive experience in leadership and marketing from varied healthcare, life sciences, diagnostic technology and medical device companies. The Nominating and Governance Committee believes Ms. Mason’s experience and expertise in growing innovative, medical device businesses will help to add stockholder value. Also, her experience as a director at Quidel has provided her with knowledge and familiarity with best practices in corporate governance.

Richard A. “Randy” Meier

Director since June 2009

Chairman of the Nominating and Governance Committee

Member of the Compensation Committee

Member of the Audit Committee

Age 55

Background. Since March 2013, Mr. Meier has served as Executive Vice President, Chief Financial Officer of Owens & Minor, Inc., a global provider of healthcare products and services. Mr. Meier has served as a director of BioMarin Pharmaceutical Inc. since 2006, and is expected to serve as Lead Independent Director effective June 2015. Mr. Meier served as Executive Vice President and Chief Financial Officer of Teleflex Incorporated, a global provider of medical devices, from January 2010 to March 2012. Prior to that position he was President and Chief Operating Officer of Advanced Medical Optics (AMO), one of the largest companies in the ophthalmic surgical sector, from February 2007 through April 2009, when it was acquired by Abbott Laboratories. From April 2006 to February 2007, Mr. Meier was AMO’s Executive Vice President, Operations, President, Global Eye Care, and Chief Financial Officer. From February 2004 to April 2006, he was AMO’s Executive Vice President of Operations and Finance and Chief Financial Officer, and from April 2002 to February 2004, Mr. Meier was Corporate Vice President and Chief Financial Officer. Prior to joining AMO, Mr. Meier was the Executive Vice President and Chief Financial Officer of Valeant Pharmaceuticals, Inc., from October 1999 to April 2002, and Senior Vice President & Treasurer from May 1998 to October 1999. Before joining Valeant, Mr. Meier was an executive with the investment banking firm of Schroder & Co. Inc. in New York, from 1996 to 1998. Prior to Mr. Meier’s experience at Schroder & Co., he held various financial and banking positions at Salomon Smith Barney, Manufacturers Hanover Corporation, Australian Capital Equity, and Greyhound Lines, Inc. Mr. Meier is a graduate of Princeton University with a B.A. in Economics.

Qualifications. The Nominating and Governance Committee believes that Mr. Meier’s experience in the ophthalmic industry, including several years at AMO, has provided key insights to the Board of Directors in areas such as marketing, strategic planning, mergers and acquisitions, the FDA regulatory process, financial management, public company reporting, investor relations, and public finance. Mr. Meier is the only member of the Board of Directors with significant investment banking experience.

John C. Moore

Director since January 2008

Member of the Quality and Regulatory Committee

Member of the Audit Committee

Age 71

Background. Since December 2012, Mr. Moore has served as Chairman of the Board of Directors of Optovue, Inc., an ophthalmic medical device company. Since May 2014 Mr. Moore has also served as Chief Technical Officer of TearSolutions, L.L.C., a Company focused on a natural replacement therapy for dry eyes. Between April 2005 and January 2007, Mr. Moore served as Chief Executive Officer of Notal Vision, an Israel-based ophthalmic company that develops diagnostic solutions for the early detection and monitoring of age-related macular degeneration (AMD). Mr. Moore served as the President and Chief Executive Officer of Laser Diagnostic Technologies, a manufacturer of ophthalmic diagnostic laser devices used for the early detection of glaucoma, from 2000 until 2004 when it was acquired by Carl Zeiss Meditec, Inc. Before this, Mr. Moore was a vice president at Alcon Laboratories, one of the largest companies in the ophthalmic surgical sector, where he was responsible for pursuing and executing strategic acquisitions and partnerships to broaden that company’s product portfolio. Mr. Moore also spent more than 10 years in various roles at Carl Zeiss, Inc., a multinational ophthalmic company with primary businesses in optics, medical, scientific and semiconductor products. Mr. Moore received his B.S. in General Science from University of Rochester.

Qualifications. Mr. Moore’s extensive experience in the ophthalmic and medical device industries encompasses both large, well established companies and innovative start-ups. The Nominating and Governance Committee believes that Mr. Moore’s familiarity with the technical side of the industry and the challenges faced by emerging technology companies has been an important resource for the Board of Directors and has been especially valuable in guiding the management of research and development, strategic planning and “right-sizing.” The Nominating and Governance Committee believes his familiarity with international operations in the medical device industry will be especially important in light of STAAR’s global operations.

J. Steven Roush

Member of the Audit Committee

Director since April 2015

Age 68

Background. Mr. Roush, CPA, retired from PricewaterhouseCoopers in 2007 after 39 years, 30 of those as a Partner. During his career at PricewaterhouseCoopers, Mr. Roush served as an office managing partner; a Securities and Exchange Commission Partner for over 20 years; and as a Risk Management Partner for five years in addition to his direct client responsibilities. Mr. Roush is currently a member of the Board and Chairman of the Audit Committee for Summit Healthcare REIT, an organization with a portfolio of 17 healthcare facilities.  Mr. Roush is also a member of the Board of Air Touch Communications and W.E. Hall Company.  Mr. Roush was also Chairman of the Budget Review Committee, member of the Corporate Operations Coordinating Committee and member for six years of the Audit Committee for the National American Heart Association. Based on these experiences and his lengthy tenure as a partner at PricewaterhouseCoopers, Mr. Roush brings a combination of financial regulatory and reporting agencies expertise.  Mr. Roush received his BS in Accounting from Drake University. He also holds an advanced Professional Directors Certification from the American College of Corporate Directors.

Qualifications. Throughout his career as a partner at PricewaterhouseCoopers, Mr. Roush has obtained experience and knowledge regarding a diverse number of industries, including the ophthalmic, diagnostics and medical device industry from clients such as Advanced Medical Optics (AMO) and Edwards Lifesciences. He also has experience with Securities and Exchange Commission regulatory matters, risk management and serving on, and working with, boards of directors. The Nominating and Governance Committee believes that his vast accounting, audit committee and board of directors’ experience will assist us in achieving our corporate goals.

Louis E. Silverman

Chairman of the Compensation Committee
Member of the Nominating and Governance Committee
Director since September 2014
Age 56

Background. Since February 2014, Mr. Silverman has served as the Chairman and Chief Executive Officer of privately held Advanced ICU Care, Inc. a health care services company providing tele-ICU monitoring services to hospitals. From June 2012 through February 2014, Mr. Silverman served as a consultant and Board advisor for private equity investors regarding health care technology and health care services portfolio investments. From September 2009 through June 2012, Mr. Silverman was Chief Executive Officer of Marina Medical Billing Services, Inc., a revenue cycle management company serving ER physicians nationally. Previously, Mr. Silverman served as President and Chief Executive Officer of Qualcomm-backed health care start-up LifeComm. From August 2000 through August 2008, Mr. Silverman also served as the President and Chief Executive Officer of Quality Systems, Inc., a publically traded developer of medical and dental practice management and patient records software. From 1993 through 2000, he served as Chief Operating Officer of CorVel Corporation, a publicly traded national managed care services/technology company. Mr. Silverman earned a B.A. from Amherst College and an M.B.A. from Harvard Business School.

Qualifications. The Nominating and Governance Committee believes that Mr. Silverman brings to the Board of Directors senior executive experience in leadership and corporate strategy from various healthcare technology companies.

Charles Slacik

Director since September 2012

Chairman of the Audit Committee

Member of the Quality and Regulatory Committee

Age 61

Background. Mr. Slacik served as the Senior Vice President and Chief Financial Officer of Beckman Coulter Inc. from October 2006 until June 2011 and has retired since then. Prior to joining Beckman Coulter, Mr. Slacik served as Executive Vice President and Chief Financial Officer of Watson Pharmaceuticals Inc. from 2003 to 2006. From 1999 to 2003 he served as Senior Vice President and Chief Financial Officer of C.R. Bard, Inc. Previously, Mr. Slacik held positions of growing responsibility for Wyeth (formerly American Home Products Corporation) starting in 1982 in various financial and operating positions including Corporate Controller, Executive Vice President of Whitehall-Robins Consumer Products, Sherwood-Davis & Geck Medical Device Group, and American Cyanamid Agricultural Products Group. In his last Wyeth role, he served as Chief Operating Officer of the Solgar Division, one of Wyeth’s acquired companies. Early in his career, he earned his Certified Public Accountant (CPA) license and worked as a senior auditor for Arthur Andersen & Co. Mr. Slacik received his B.S. in Accounting and Finance from the University of Connecticut. Since May 2011, Mr. Slacik has served as a Director of the Board and currently serves as Chairman of the Compensation Committee at Sequenom, Inc.

Qualifications. The Nominating and Governance Committee believes that Mr. Slacik brings senior executive experience in finance, administration and operations from varied healthcare, pharmaceuticals, medical devices and consumer products companies. His experience with implementing and overseeing financial controls and procedures, as well as his experience with ensuring the professionalism and integrity of a public company’s financial department, are valuable to the Board of Directors. The Nominating and Governance Committee believes that his depth of experience in accounting and auditing, which includes experience as a CPA and Chief Financial Officer will help contribute to stockholder value.

Executive Officers

Hans-Martin Blickensdoerfer

President, International Commercial Operations

Age 50

Mr. Blickensdoerfer, who joined STAAR in January 2005, has over 15 years’ experience in the ophthalmic device industry. Initially, he served as STAAR’s Vice President, International Marketing, then from 2011-2015 he served as President, Europe, Middle East, Africa and Latin America. Prior to joining STAAR, Mr. Blickensdoerfer served from January 2003 through December 2004 as Vice President of Sales and Marketing for Milvella Ltd., an Australia-based medical device maker, where his duties included both regional and worldwide business planning, product launches and management of European clinical studies. He worked from 2000 through 2002 for Novartis-CIBA Vision, an ophthalmic surgical company, as the Commercial Director for Europe, the Middle East and Africa. Between 1997 and early 2000 he worked for the Ophthalmic Surgical Division of Bausch & Lomb, Inc. as its Area Sales Manager for Central and Eastern Europe. Prior to that time he worked in sales and product management positions in the Ophthalmic Surgical Division of Chiron Vision and at Chiron Adatomed GmbH. Mr. Blickensdoerfer received his diploma in Marketing and International Management from the University of Mannheim in Germany. He is based in our Nidau, Switzerland facility.

Stephen P. Brown

Vice President and Chief Financial Officer

Age 55

Mr. Brown joined STAAR in September 2013, from Bausch & Lomb Surgical, where he served as Vice President, Global Finance from 2008 through 2013. Prior to joining Bausch & Lomb, Mr. Brown was Chief Financial Officer of Hoya Surgical Optics and he served in various capacities over a 13 year period with Johnson & Johnson including Chief Financial Officer of Advanced Sterilization Products division. His 30-year business career also includes the founding of Degree Baby Products, a privately held company that was sold after six years of operations to Johnson & Johnson. Mr. Brown earned a B.A. in Business Administration from California State University, Fullerton and holds a M.B.A. from UCLA Anderson School of Management.

James Francese

Vice President, Global Marketing

Age 50

Mr. Francese has 22 years of experience in ophthalmology, including 14 years marketing surgical products with Abbott Medical Optics (AMO), formerly Advanced Medical Optics and Allergan. During his time at AMO from 1990 to 2012, Mr. Francese held several positions of executive level responsibilities, including Head of Marketing, Americas for all surgical, refractive and corneal products, Head of Global Corneal Marketing responsible for all consumer products, and V.P. of Asia Pacific Region where he had full financial responsibility for cataract and refractive product lines during his tenure. He received his B.S. from Cornell University, M.S. from the University of Washington and M.B.A. from the University of Southern California.

Samuel Gesten

Vice President, Business Development, General Counsel and Corporate Secretary

Age 53

Mr. Gesten has served as Vice President, General Counsel and Secretary since April 2012, and Vice President of Business Development since May 2014. From 2009 through 2011, he served as Executive Vice President, General Counsel and as a member of the Executive Committee of Allergan, Inc. Prior to that, he spent 11 years at Thermo Fisher Scientific Inc. in a variety of positions, including General Counsel and Assistant Secretary of the Laboratory Products Group and Vice President, Deputy General Counsel. Prior to his work at Thermo Fisher, Mr. Gesten spent 11 years practicing law. He holds a B.A. in Economics from Brandeis University and a J.D. from Boston University.

Other Key Senior Management

Deborah Andrews

Vice President and Chief Accounting Officer

Age 57

Ms. Andrews has served as Chief Accounting Officer since September 2013 and prior to that, from August 2005 to September 2013 she served as STAAR’s Vice President, Chief Financial Officer. She has been employed by STAAR since 1995, serving as Principal Financial Officer from April 2005 to August 2005, Global Controller from 2001 to 2005, Vice President, Finance, of STAAR Surgical AG (Switzerland) from 1999 to 2001, and Assistant Controller from 1995 to 1999. She previously served as an internal auditor for Bourns, Inc., a maker of electronic components, from 1994 to 1995, and an auditor for KPMG Peat Marwick from 1991 to 1994. Since April 2014 she has served on the Board of Directors and Audit and Compensation Committees of BioTime, Inc., a publicly held biotechnology company focused on the emerging field of regenerative medicine. Ms. Andrews earned her B.S. in Accounting from California State University, San Bernardino.

Donald Fagen

Vice President, North American Sales

Age 61

Mr. Fagen joined STAAR in January 2010. Prior to joining STAAR Mr. Fagen had 21 years of experience in sales and marketing of ophthalmic devices. From March 2008 through January 2009, Mr. Fagen served as President for Syneron Medical Ltd, North America, a maker of lasers used in aesthetic medical procedures. Mr. Fagen served as Vice President of Sales and Marketing for VISX Inc., a leading maker of lasers used in customized LASIK refractive surgery, from January 2001 through May 2005, when VISX was acquired by AMO. Following the acquisition, he continued to serve as Vice President of Sales and Marketing for VISX as a unit of AMO through March of 2008. Among Mr. Fagen’s earlier experience, he served as National Sales Manager for Cooper Vision in their ophthalmic surgical division and for Alcon after its acquisition of Cooper Vision, where his employment extended from 1983 through 1997. He also served as a lieutenant in the U.S. Marine Corps from 1976 to 1980. Mr. Fagen earned his B.S. in Education and History from Texas State University in 1976. He has received additional training at the Graduate School of Business at Stanford and Columbia University and the Graduate School of Management at UCLA.

William Goodmen

Vice President, Global Human Resources

Age 60

Mr. Goodmen joined STAAR in August 2010. Prior to joining STAAR, he served as Vice President, Business Development for Neovia Integrated Insurance Services, a healthcare brokerage firm, from 2009 to 2010. His prior experience also includes seven years at THQ, Inc., a developer of interactive entertainment software where he served as Executive Vice President of Human Resources and Administration from 2002 to 2009. During this time period, he was responsible for all Human Resources and general administrative functions worldwide. Additional experience includes senior management positions in Human Resources at Liberty Livewire and in executive search with Spencer Stuart. He began his human resources career at Atlantic Richfield Co., a Fortune 500 energy company, where he spent 18 years. Mr. Goodmen earned a B.A. from Colgate University and a M.S. from Syracuse University.

Paul Hambrick

Vice President, IOL Manufacturing

Age 52

Mr. Hambrick has served as Vice President, IOL Manufacturing since July 2014 and before that served as Vice President of Operations from February 2006. He has over 30 years of operations experience in the medical industry and 25 years’ experience in the manufacturing of ophthalmic surgical products. From late 2005 through February 2006 he served as Divisional Manager of Engineering at Bio-Rad Laboratories, a manufacturer of products for life science research and clinical diagnostics. From 2001 through 2005 Mr. Hambrick served as General Manager and Vice President of Operations at MAS, a Fisher Scientific Company, managing the production of in-vitro diagnostic products. From 1998 to 2001 he was Director of Manufacturing at Biosense Webster, a Johnson & Johnson company, where he oversaw production of electrophysiology catheters. Prior to joining Biosense Webster, Mr. Hambrick was Director of Manufacturing at Chiron Vision, an ophthalmic surgical company with various product line responsibilities including manufacturing of intraocular lenses, phacoemulsification systems and keratome blades. Mr. Hambrick earned his B.S. in Business Administration from the University of La Verne in La Verne, California. He has extensive training in Total Quality Management and Lean Manufacturing.

Denise McEachern

Global Head of Regulatory Affairs and Quality Assurance

Age 56

Ms. McEachern has served as Global Head of Regulatory Affairs and Quality Assurance since December 2014. Previously, she served as Vice President Global Regulatory Affairs at Bausch & Lomb, Inc. from 2008 through 2013. Before that, she served in a variety of Regulatory Affairs and Quality Assurance senior management roles at Vistakon and LifeScan, Inc., Johnson and Johnson subsidiaries, from 1992 through 2008. McEachern is RAC certified, and was inducted as a Fellow in the Regulatory Affairs Professional Society in 2013. She earned an Executive Juris Doctor from Concord Law School in 2011, and received a B.S. in Biology with a minor in Chemistry from Washington College in 1980.

John Santos

Vice President, Global Quality Assurance

Age 59

Mr. Santos has served as our Vice President, Quality Assurance, Regulatory and Clinical Affairs since November 2008. Mr. Santos, who joined STAAR in October 1992, has over 20 years’ experience in the ophthalmic device industry. Prior to his current post he was STAAR’s Vice President of Corporate Planning and Development from August 2001 until November 2008. Prior to that he served as Vice President Finance and Chief Financial Officer from May 2000 to August 2001, as Vice President Controller from March 1999 to May 2000, and as Controller from October 1992 to March 1999. Prior to his employment at STAAR he worked for Calmar, Inc. in accounting and finance positions. He received his B.S. in Business Administration from California State University Fullerton and his M.B.A from Pepperdine University.

Philippe Subrin

Vice President, ICL Manufacturing

Age 51

Mr. Subrin joined STAAR Surgical AG, our subsidiary in Nidau, Switzerland in January 2002 and served as Vice President, Switzerland Operations. He moved to the Monrovia facility in July 2014 and is responsible for ICL Manufacturing. Previously, he has held senior manufacturing positions at Bausch & Lomb, one of the largest surgical ophthalmic companies, and Domilens in France. In 1995, he was Manufacturing Manager at Bausch & Lomb in Lyons, France and responsible for the company’s intraocular lens (IOL) manufacturing line. While working at Bausch & Lomb in Florida, Philippe focused on process improvements and development for their 3-piece silicone IOL. Mr. Subrin earned a degree in Optometry from the University of Morez in France and also a degree in Engineering and Operational Management from the University of Lyon in Lyon, France.

Code of Business Conduct and Ethics

STAAR has adopted a Code of Business Conduct and Ethics applicable to the principal executive officer and senior financial executives, including the chief financial officer and the controller of STAAR, as well as all employees and directors of STAAR. The Code of Business Conduct and Ethics, is published on our website, at www.staar.com, under “Investor Information—Corporate Governance.” We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics applicable to senior executives on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the SEC’s rules thereunder, require our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the SEC and to furnish to us copies of all reports hey file. The SEC has established specific dates for these reports and requires STAAR to report in this Proxy Statement any failure by these persons to file or failure to file on a timely basis.

To our knowledge, based solely on a review of the copies of such reports received or written representatives from the reporting persons, we believe that during our 2014 fiscal year our directors, executive officers and persons who beneficially own more that 10% of our Common Stock complied with all Sections of 16(a) filing requirements except for a Statement of Beneficial Ownership of Securities on Form 4 filed by Robin Hughes on March 4, 2015 reporting a sale transaction, which was not made on a timely basis.

Compensation Committee Interlocks and Insider Participation

Mark Logan, Richard Meier, John Moore, Kathryn Tunstall and Louis Silverman each served on the Compensation Committee at some point in 2014. There were no Compensation Committee interlocks or insider (employee) participation during 2014.

Audit Committee

The principal purpose of the Audit Committee is to oversee (i) the quality and integrity of STAAR’s financial statements, (ii) the qualifications and independence of STAAR’s independent registered public accounting firm, and (iii) the performance of STAAR’s independent registered public accounting firm.

The current members of the Audit Committee are Charles Slacik, who serves as chair, Richard Meier, John Moore and J. Steven Roush. Each member of the Audit Committee is “independent” as that term is defined under the Audit Committee rules of the SEC and the Listing Rules of the NASDAQ Stock Market. STAAR has determined that Messrs. Slacik, Meier, Moore, and Roush each qualify as an “audit committee financial expert” under the rules of the SEC. During fiscal 2014, the Audit Committee held six meetings.

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

The following Compensation Discussion and Analysis describes the material elements of compensation for the named executive officers identified in the summary compensation tables and related disclosures below. The Compensation Committee of the Board of Directors, to which we refer in this discussion as the “Committee,” makes recommendations to the Board of Directors for the total direct compensation—including, the base salary, annual bonus, long-term equity compensation and perquisites—of our executive officers, including the named executive officers. The Board of Directors then acts on the recommendation of the Committee. Both the Board of Directors and the Committee exercise independent discretion in making judgments regarding executive compensation.

Compensation Program Objectives and Rewards

Compensation Philosophy. We design our compensation programs to promote a high-performance culture that attracts, motivates and retains the key talent necessary to optimize stockholder value in a competitive environment. Our market-driven compensation program is designed to motivate and reward our executives for meeting or exceeding corporate financial and non-financial goals, and individual contributions towards the same. In the Committee’s deliberations, management other than the CEO, is involved only to the extent of providing performance information and recommendations. When the Board of Directors makes its final determinations of compensation, the Chief Executive Officer has no participation in the determination of her own compensation, but joins with the full Board of Directors in the determination of compensation of other executive officers.

The Committee periodically reviews the Radford Global Life Sciences Survey as well as benchmark data regarding our peer group. This data is one used to assess the general competitiveness of our compensation program, and to assist the Committee in making compensation decisions.

Beginning in the fall of 2013 the Committee retained Radford, a third party consulting firm, as their compensation consultants. The Committee received advice and analysis from Radford regarding our compensation practices and programs, and also provided advice and analysis to assure consistency with our compensation philosophy and our industry generally. In 2014, the Compensation Committee consulted with Radford regarding compensation for the Chief Executive Officer and certain senior executives.

In 2013, Radford reviewed our peer group and based upon criteria including industry focus (medical device companies), competitiveness, revenue (from $20 million to $300 million) and market capitalization ($120 million to $1.9 billion) they recommended that STAAR remove Integra Lifesciences Corporation, Iridex Corporation, LCA Vision, Inc. and Palomar Medical Technologies from our peer group. The 2014 peer group which was recommended by Radford and the Compensation Committee and approved by the Board of Directors consisted of the following companies:

Angio Dynamics	Merit Medical Systems, Inc.
Anika Therapeutics	Solta Medical, Inc.
Atricure, Inc.	Synergetics, USA Inc.
Cardiovascular Systems, Inc.	Syneron Medical, Ltd.
Cryolife, Inc.	The Spectranetics Corporation
Cutera, Inc.	Vascular Solutions, Inc.
Cynosure, Inc.	Volcano Corporation
Endologix, Inc.

During 2014 Solta Medical Group and Volcano Corp were acquired and subsequently were dropped from the peer group.

Elements of Compensation

The elements of compensation that may be paid to our executive officers include base salary, annual incentive cash bonuses, and equity compensation. All components of each named executive officers compensation are annually reviewed in relationship to benchmark data provided by Radford, compared to our other executive officers, and performance.

Base Salaries. We generally establish base salaries at a level necessary to attract and retain the talent we need to achieve our plans. The Board of Directors generally reviews base salaries in the first quarter of each year and approves any changes based on market data (as noted above), its subjective assessment of the executive’s scope of responsibility, level of experience, individual performance, and past and potential contribution to our business. The Committee’s objective is to target base salaries at the 50th percentile of our peer companies. In 2013, Radford provided our Committee with an analysis of data from our peer companies and additional medical industry data to review salary ranges for our named executive officers. The Committee reviewed and discussed this data in establishing 2014 salaries. For 2014, named executive officer salaries increased between 1-5%, except Mr. Hughes’ salary increased 12% based on market data. Generally, the base salaries for the named executive officers were at or around the 50th percentile of our peer companies.

Annual Incentive Cash Bonuses. A substantial element of each named executive officer’s compensation is contingent upon achieving corporate objectives. The Board of Directors has exclusive discretion, acting on the recommendation of the Committee, to award bonuses to our executives, including the named executive officers, as an incentive for employee productivity and effectiveness over the course of each fiscal year in achieving those corporate objectives.

Since fiscal year 2011 the Committee and the Board of Directors have approved an Incentive Bonus Plan for both executive and non-executive management that funds predominantly based on STAAR having met or surpassed financial metrics established by the Board of Directors at the beginning of each fiscal year. The Committee establishes minimum financial objectives of net revenue and net income that the company must reach in order to start funding the bonus pool. As company performance increases over the predetermined minimum thresholds additional dollars are added to the bonus pool. After the committee determines the extent to which the bonus pool is funded, based upon the relative achievement of the pre-established financial objectives, the determination of individual bonus awards is based upon each executive’s performance relative to their respective performance goals.

Each of our current named executive officers has an established annual bonus target, as do the other key managers. The Committee determines these targets based on any pre-existing contractual commitments and through discussion regarding the executives’ levels of salary and responsibility, equity among peer level officers and benchmark data.

The named executive officer’s target bonus opportunity for 2014 is provided in the table below.

Named Executive Officer	Base Salary	Target Bonus Payment	Target Bonus Percentage
Barry Caldwell	$512,000	$384,000	75%
Stephen Brown	$305,000	$122,000	40%
James Francese	$268,000	$107,200	40%
Samuel Gesten	$323,000	$145,350	45%
Robin Hughes	$325,000	$130,000	40%

In the first quarter of each year, our management, in consultation with the Board of Directors, establishes individual objectives for each executive (MBOs). The objectives typically relate to current year financial goals and milestones for projects or non-financial goals. If there is more than one objective for an executive, they may be weighted with the sum of the weights totaling 100%.

The Committee makes the performance evaluation regarding the Chief Executive Officer, and in the case of other executives, the Committee reviews performance evaluations relative to their MBOs prepared by the Chief Executive Officer. Each executive’s performance relative to their MBOs provides guidance to the Committee, which retains significant discretion in deciding what portion, if any, of the targeted bonus amount will be recommended to the Board of Directors to be awarded. The Committee also has the discretion to recommend compensation in excess of target amounts to the Board of Directors in cases of extraordinary performance, especially if that performance relates to new challenges or opportunities not originally identified in the MBO process. The company-wide performance, the individual’s performance and the bonus target is then used as a guideline for each officer’s bonus determination. Management may make further recommendations, and the Committee then weighs both objective and subjective standards in following or departing from the guideline bonus amount. Finally, the Board of Directors exercises its own independent discretion in approving bonus determinations based on those recommendations.

Long-Term Equity Compensation. The Committee believes that long-term equity incentive awards serve to align the interests of the executive officers with the interests of our stockholders. Long-term equity incentive awards may be granted in the form of either stock options, restricted shares or other types of equity. In determining the size of equity grants to our executive officers, the Committee considers the peer group information, individual performance and level of responsibility in the company, and recommendations of the Chief Executive Officer regarding executive officers. The Committee decides on the allocation among the different forms of equity compensation consistent with the strategy of providing executives with a balanced portfolio of equity vehicles.

Stock options. Stock options become valuable if the price of our common stock rises after we grant the options. The Committee sets the exercise price of a stock option on the date of grant at fair market value, which is the closing price of our common stock on the NASDAQ Stock Market on that date. Under the 2003 Omnibus Plan, STAAR may not grant stock options having an exercise price below fair market value of our common stock on the date of grant. STAAR does not grant stock options with a so-called “reload” feature. To encourage retention by providing a long-term incentive, the ability to exercise an option vests over a period of years, normally three years.

Restricted shares/Restricted stock units. Restricted shares and restricted stock units are shares of common stock that STAAR grants or promises to grant subject to restrictions on sale or transfer for a specified period of time. For time-vesting awards, restricted shares are forfeited back to STAAR if the grantee’s service to STAAR terminates before the end of the vesting period. Vesting of restricted shares and restricted stock units occurs when the restricted period ends and the grantee obtains full rights of ownership over the shares. Time-vesting restricted stock and restricted stock units provides a long-term incentive by aligning the grantee’s interests with those of the stockholders and encourages retention through the risk of forfeiture if the grantee ceases working for us during the restricted period.

Beginning in 2012, we have also granted performance-contingent restricted stock unit awards, which do not vest unless pre-established performance goals are achieved. Performance-contingent restricted stock units encourage achievement of specific goals that the Board of Directors has determined are in the best interest of stockholders.

Performance Accelerated Restricted Shares. Beginning in 2011 STAAR has issued performance accelerated restricted shares (PARS) to its executive officers. PARS are restricted shares as described above, but with a relatively long vesting period and a provision that, if we meet or exceed predetermined performance metrics set by the Board of Directors, a portion of the shares will vest early. For example, the PARS granted to date fully vest three years from the date of grant, but vesting of up to one third of the grant may be accelerated annually if we exceed the pre-established operating metrics. STAAR believes that PARS are a useful tool because they reward not only retention but the achievement of specific goals that the Board of Directors has determined are in the best interest of stockholders.

2014 Bonus and Equity Determination

As described above, our bonus pool is funded based upon how well we perform against pre-established corporate objectives. For 2014, these corporate objectives were a combination of year-over-year revenue growth, net income growth and execution of certain operating projects. The minimum thresholds to begin funding the bonus pool were achievement of $72 million in net revenue and positive net income. The funding of the bonus pool would increase as our financial performance increased above previous year revenue and net income, so that upon reaching predetermined annual targets of $82 million in net revenue and $5.7 million in net income in constant currency, the pool would be funded at 100% of the target bonus amounts.

In 2014, we did not achieve our corporate objectives regarding revenue (goal of 8% to 10% increase), ICL growth (goal of 20% increase), gross margin improvement (65.1% target), full-year profitability, or manufacturing consolidation without disruption. As discussed above, a significant percentage of our named executive officers’ annual compensation is “at risk” and tied to performance. Following the end of the 2014 fiscal year, the Committee and the Chief Executive Officer evaluated our disappointing performance relative to the corporate objectives. As of result of our performance in 2014, no bonuses were earned by our named executive officers under our 2014 annual incentive cash bonus plan:

Named Executive Officer	Base Salary	Bonus Payment	Bonus Percentage
Barry Caldwell	$512,000	$0	0
Stephen Brown	$305,000	$0	0
James Francese	$268,000	$0	0
Samuel Gesten*	$323,000	$0	0
Robin Hughes*	$325,000	$0	0

* One-time Discretionary Bonuses. In June 2014, Messrs. Hughes and Gesten received a discretionary bonus approved by the Board of $30,000 and $15,000, respectively, for their contributions to the preparation and presentation of STAAR’s Toric ICL PMA Supplement to an FDA Advisory Committee.

In addition, as a result of the 2014 financial performance:

•	The 2014 performance-contingent restricted stock units were forfeited;

•	Stock options granted in 2014 were underwater as of fiscal year end; and

•	The value of the time-vesting restricted stock units granted to our named executive officers in 2014 declined 42%, based on the value of the restricted stock units at the grant date compared to such value as of fiscal year end.

Effective March 1, 2015, Mr. Caldwell retired as President and Chief Executive Officer, and Ms. Caren Mason, one of our independent directors, was appointed President and Chief Executive Officer on March 3, 2015. We entered into a Separation Agreement with Mr. Caldwell which is described in the section “Employment Agreements” below.

Long-term Equity Awards to Named Executive Officers in 2014. On March 7, 2014 the Committee recommended to the Board of Directors that it grant long-term equity compensation to the named executive officers, consistent with the Company’s Compensation Philosophy, in the form of stock option grants, restricted stock units (RSU) and performance contingent RSU’s which the Board of Directors approved, as follows:

Long-Term Equity Compensation

Name and Title	Stock Options (LTIP) (1)	Restricted Stock Units (LTIP) (2)	Restricted Stock Units (Performance Contingent) (3)
Barry Caldwell	36,000	17,000	29,000
Former President and CEO(4)	26,500	13,000
Stephen Brown	15,000	7,000	10,000
Vice President, Chief Financial Officer
James Francese	15,000	7,000	12,000
Vice President, Global Marketing
Samuel Gesten	12,500	5,500	10,000
Vice President, General Counsel and Corporate Secretary
Robin Hughes	15,000	7,000	12,000
Vice President, Research and Development, and Clinical

____________________

(1)	The stock options have a 10-year term and a three-year vesting schedule, with one third vesting on the first three yearly anniversaries of grant. The exercise price is $15.54, which was the closing price on the NASDAQ Stock Market on the date of grant.

(2)	Restricted Stock Units (RSU), subject to forfeiture and vest 50% on March 7, 2016 and 50% on March 7, 2017.

(3)	Restricted Stock Units (RSU), subject to forfeiture and vesting in a single installment, are contingent upon reaching the 2014 individual performance goals, and operational metric ($85 million revenue). Based upon financial performance, these RSU’s were forfeited.

(4)	On June 9, 2014, the Board of Directors awarded the Chief Executive Officer additional stock options and restricted stock units. The stock options have a 10-year term and a three-year vesting schedule, with one third vesting on the first three yearly anniversaries of grant. The exercise price is $15.73, which was the closing price on the NASDAQ Stock Market on the date of grant.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in STAAR’s Proxy Statement for 2015 and into its 2014 Annual Report on Form 10-K/A.

The Compensation Committee

Louis Silverman (Chairman)

Richard Meier

Mark Logan

April 30, 2015

Summary Compensation

The following table summarizes the compensation of the named executive officers for each of the three fiscal years ending January 2, 2015. By providing the Grant Date Fair Value of stock and option awards in the table STAAR does not imply any assurance that such values will ever be realized. The named executive officers are the Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers as of the end of the last fiscal year:

Name and Title	Year	Salary ($)	Bonus ($)(3)	Option Awards ($)(1)	Stock & Stock Unit Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Barry Caldwell	2014	516,346	—	1,076,245	919,330	30,492	2,542,413
Former President and Chief	2013	498,277	140,000	117,225	239,850	33,588	1,028,940
Executive Officer	2012	458,392	—	283,568	164,850	113,459	1,020,269
Stephen Brown	2014	303,846	—	233,100	264,180	29,845	830,971
Vice President and Chief	2013	92,046	30,000	277,210	—	3,555	402,811
Financial Officer	2012	—	—	—	—	—	—
James Francese	2014	266,154	—	233,100	295,260	21,148	815,662
Vice President, Global	2013	269,600	55,000	58,612	103,935	21,326	508,473
Marketing	2012	74,869	25,000	216,830	—	5,744	322,443
Samuel Gesten	2014	321,154	15,000	194,250	240,870	17,933	789,207
Vice President, General	2013	322,357	55,000	58,612	66,625	18,704	521,298
Counsel and Corporate Secretary	2012	212,878	50,000	498,519	82,575	18,511	862,482
Robin Hughes	2014	316,923	30,000	233,100	295,260	28,975	904,258
Vice President, Research and	2013	296,665	70,000	58,612	79,950	25,566	530,793
Development and Clinical	2012	267,806	40,000	141,784	82,425	55,094	587,109

(1)	Dollar amounts in the Stock Awards and Option Awards columns reflect the aggregate grant date fair value with respect to stock awards and options granted during fiscal years 2014, 2013 and 2012 calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts for fiscal years 2014 are included in Note 11 to STAAR’s audited consolidated financial statements for the fiscal year ended January 2, 2015, included in STAAR’s Annual Report on Form 10-K. With respect to the restricted stock unit awards which were subject to a performance condition, the grant date fair value is calculated based on the probable outcome of the performance condition, which also represents the aggregate maximum value assuming achievement of the performance condition.

(2)	None of our named executive officer received perquisites and personal benefits exceeding $10,000 in the aggregate for 2014. Each element of All Other Compensation is quantified in the subsequent table below.

(3)	On June 9, 2014, bonuses were awarded to key employees who led the Company’s efforts that resulted in favorable FDA Advisory Committee panel votes for the Toric ICL PMA Supplement at the meeting on March 14, 2014.

The following table summarizes the elements of “All Other Compensation” listed in the table above for 2014.

Name	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Total ($)
Barry Caldwell	22,978	7,514	30,492
Stephen Brown	15,218	14,627	29,845
James Francese	11,133	10,015	21,148
Samuel Gesten	12,400	5,533	17,933
Robin Hughes	14,376	14,699	28,975

The following table provides information on stock and option awards granted in 2014 to each of STAAR’s named executive officers, and estimated future payouts for non-equity incentive plan awards under STAAR’s executive cash bonus plan. By providing the Grant Date Fair Value of stock and option awards in the table STAAR does not imply any assurance that such values will ever be realized.

					Estimated		All		Grant
					Future		Other		Date
		Estimated Future			Payouts	All	Option		Fair
		Payouts Under			Under	Other	Awards:	Exercise	Value of
		Non-Equity			Equity	Stock	Number of	or Base	Stock
		Incentive Plan			Incentive	Awards:	Securities	Price of	and
Name and		Awards(1)			Plan	Number	Underlying	Option	Option
Principal	Grant	Threshold	Target	Maximum	Awards	of Units	Options	Awards	Awards
Position	Date	($)	($)	($)	(#)	(2)(#)	(#)	($/Share)	(3) ($)
Barry	03/07/2014	0	384,000	921,600	29,000	—	—	—	450,660
Caldwell	03/07/2014	—	—	—	—	17,000	—	15.54	264,180
Former	03/07/2014	—	—	—	—		36,000	—	559,440
President,	06/09/2014	—	—	—	—	13,000	—	—	204,490
Chief	06/09/2014	—	—	—	—	—	26,500	15.73	416.845
Executive Officer

Stephen	03/07/2014	0	122,000	292,800	10,000	—	—	—	155,400
Brown	03/07/2014	—	—	—	—	7,000	—	—	108,780
Vice	03/07/2014	—	—	—	—	—	15,000	15.54	233,100
President,
Chief		—	—	—	—	—	—	—	—
Financial Officer

James	03/07/2014	0	107,200	257,280	12,000	—	—	—	186,480
Francese	03/07/2014	—	—	—	—	7,000	—	—	108,780
Vice	03/07/2014	—	—	—	—	—	15,000	15.54	233,100
President,		—	—	—	—	—	—	—	—
Global
Marketing

Samuel	03/07/2014	0	145,350	348,840	10,000	—	—	—	155,400
Gesten	03/07/2014	—	—	—	—	5,500	—	—	85,470
Vice	03/07/2014	—	—	—	—	—	12,500	15.54	194,250
President,		—	—	—	—	—	—	—	—
General		—	—	—	—	—	—	—	—
Counsel and Corporate
Secretary

Robin	03/07/2014	0	130,000	312,000	12,000	—	—	—	186,480
Hughes	03/07/2014	—	—	—	—	7,000	—	—	108,780
Vice	03/07/2014	—	—	—	—	—	15,000	15.54	233,100
President,
Research
and Development, and Clinical

(1)	Reflects targeted and maximum cash bonuses for 2014 performance paid in 2015 under STAAR’s cash bonus plan for executive officers.

(2)	Reflects performance–contingent restricted stock unit awards subject to vesting in a single installment on March 7, 2015 based on achievement of MBO and operational metric. These awards were forfeited on January 2, 2015.

(3)	Reflects the aggregate grant date fair value with respect to stock awards and options granted during fiscal year 2014, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to STAAR’s audited consolidated financial statements for the fiscal year ended January 2, 2015, included in STAAR’s Annual Report on Form 10-K.

Stock awards granted to executive officers in 2014 consisted of the following:

•	Restricted Stock Units (RSU), subject to forfeiture and vest 50% on March 7, 2016 and 50% on March 7, 2017.

•	Restricted Stock Units (RSU), subject to forfeiture and vesting in a single installment, are contingent upon reaching the 2014 individual goals and operational metric ($85 million revenue). These awards were forfeited on January 2, 2015

All of the stock options granted to executive officers in 2014 had a ten-year term and a three-year vesting schedule, with one third vesting on the first three yearly anniversaries of grant.

Outstanding Equity Awards

at Fiscal Year-End

January 2, 2015

The following table shows the number of shares covered by exercisable and unexercisable options and unvested shares of restricted stock held by STAAR’s named executive officers on January 2, 2015.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Restricted Stocks That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)	(#)	($)
Barry Caldwell	20,000	—		4.79	05/15/2017	60,000	(12)	$541,800	—	—
	200,000	—		2.21	01/07/2018	—		—	—	—
	50,000	—		5.68	12/14/2020	—		—	—	—
	40,000	—		5.49	03/14/2021	—		—	—	—
	26,666	13,334	(1)	11.00	03/01/2022	—		—	—	—
	13,333	26,667	(2)	5.34	03/03/2023	—		—	—	—
	—	36,000	(3)	15.54	03/06/2024	—		—	—	—
	—	26,500	(4)	15.73	06/08/2024	—		—	—	—
Stephen Brown	16,666	33,334	(5)	12.16	09/08/2023	7,000 (13)		63,210	—	—
	—	15,000	(6)	15.54	03/06/2024	—		—	—	—
James Francese	16,667	16,667	(7)	6.71	09/03/2022	14,500	(14)	130,935	—	—
	6,666	13,334	(8)	5.34	03/03/2023	—		—	—	—
	—	15,000	(6)	15.54	03/06/2024	—		—	—	—
Samuel Gesten	46,666	23,334	(9)	11.02	04/01/2022	20,500	(15)	185,115	—	—
	6,666	13,334	(8)	5.34	03/03/2023	—		—	—	—
	—	12,500	(10)	15.54	03/06/2024	—		—	—	—
Robin Hughes	50,000	—		3.82	07/05/2017	22,000	(16)	198,660	—	—
	10,000	—		2.91	05/14/2018	—		—	—	—
	5,000	—		4.69	08/15/2020	—		—	—	—
	25,000	—		5.68	12/14/2020	—		—	—	—
	20,000	—		5.49	03/14/2021	—		—	—	—
	13,333	6,667	(11)	11.00	03/01/2022	—		—	—	—
	6,666	13,334	(8)	5.34	03/03/2023	—		—	—	—
	—	15,000	(6)	15.54	03/06/2024	—		—	—	—

(1)	13,334 options vested on March 2, 2015.
(2)	13,333 options vested on March 4, 2015, and the remaining 13,334 will vest on March 4, 2016.
(3)	12,000 options vested on March 7, 2015, 12,000 options will vest on March 7, 2016 and the remaining 12,000 options will vest on March 7, 2017.
(4)	8,833 options will vest on June 9, 2015, 8,833 options will vest on June 9, 2016 and the remaining 8,834 options will vest on June 9, 2017.
(5)	16,667 options will vest on September 9, 2015 and the remaining 16,667 options will vest on September 9, 2016.
(6)	5,000 options vested on March 7, 2015, 5,000 options will vest on March 7, 2016 and the remaining 5,000 options will vest on March 7, 2017.
(7)	16,667 options will vest on September 4, 2015.
(8)	6,667 options vested on March 4, 2015 and the remaining 6,667 options will vest on March 4, 2016.
(9)	23,334 vested on April 2, 2015.
(10)	4,166 options vested on March 7, 2015, 4,167 options will vest on March 7, 2016 and the remaining 4,167 will vest on March 7, 2017.
(11)	6,667 options vested on March 2, 2015.
(12)	15,000 restricted stock vested on March 2, 2015, 15,000 restricted stock will vest on March 4, 2016, 8,500 restricted stock units will vest on March 7, 2016, 6,500 restricted stock units will vest on June 9, 2016, 8,500 restricted stock units will vest on March 7, 2017 and the remaining 6,500 restricted stock units will vest on June 9, 2017.
(13)	3,500 restricted stock units will vest on March 7, 2016 and the remaining 3,500 restricted stock units will vest on March 7, 2017.
(14)	7,500 restricted stocks will vest on March 4, 2016, 3,500 restricted stock units will vest on March 7, 2016 and the remaining 3,500 restricted stock units will vest on March 7, 2017.
(15)	7,500 restricted stock vested on March 2, 2015, 7,500 restricted stocks will vest on March 4, 2016, 2,750 restricted stock units will vest on March 7, 2016 and the remaining 2,750 restricted stock units will vest on March 7, 2017.
(16)	7,500 restricted stock vested on March 2, 2015, 7,500 restricted stock will vest on March 4, 2016, 3,500 restricted stock units will vest on March 7, 2016 and the remaining 3,500 restricted stock units will vest on March 7, 2017.

Option Exercises and Stock Vested as of

Fiscal Year-End January 2, 2015

The table below shows the number of shares of STAAR common stock acquired by named executive officers during 2014 on the exercise of options, and the number of shares of stock subject to stock awards that vested in 2014 for each named executive officer.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Barry Caldwell	—	—	45,000	669,000
James Francese	16,666	175,229	12,000	175,440
Samuel Gesten	—	—	5,000	73,100
Robin Hughes	—	—	15,000	224,850

Change in Control and Termination Payment and Benefit Estimates

As of January 2, 2015

The table below demonstrates the effect of termination and change-in-control rights held by named executive officers under their employment agreements with us. Each column of the table shows the financial benefit that would have been received by a named executive officer, on a hypothetical basis, if one of the following events had occurred on January 2, 2015:

•	termination by STAAR without cause, or by the named executive officer for good reason, prior to a change in control;

•	termination by STAAR without cause, or by the named executive officer for good reason, following a change in control;

•	a change in control of STAAR, without termination of the named executive officer; and

•	termination because of disability, irrespective of any change in control.

We are providing this information on a hypothetical basis in accordance with the regulations of the SEC. In fact, no such change in control occurred on January 2, 2015, and none of the named executive officers was terminated on that date. There can be no assurance that a change in control would produce the same or similar results as those described if it occurs on any other date, or if any assumption is not correct when the actual event occurs. Termination “for good reason” generally means that an employer has adversely changed the terms and conditions of employment to such a degree that the executive, under the specific terms of his or her agreement, is entitled to voluntarily resign and to receive severance benefits.

Name	Benefit	Termination w/o Cause or for Good Reason ($)	Termination w/o Cause or for Good Reason following Change in Control ($)(2)	Change in Control ($)(1)	Disability ($)
Barry Caldwell	Severance	768,000	768,000		256,000
	Equity vest immediately	—	3,971,388	3,971,388	—
Stephen Brown	Severance	152,500	305,000		—
	Equity vest immediately	—	949,880	949,880	—
James Francese	Severance	134,000	268,000		—
	Equity vest immediately	—	776,480	776,480	—
Samuel Gesten	Severance	161,500	323,000		—
	Equity vest immediately	—	1,307,320	1,307,320	—
Robin Hughes	Severance	162,500	325,000		—
	Equity vest immediately	—	1,484,805	1,484,805	—

(1)	Assumes that following a change in control the acquirer or surviving company has not assumed or confirmed the named executive officer’s outstanding options. If the acquirer assumes options or surviving company confirms options issued under the Amended and Restated 2003 Omnibus Plan, the options will continue to vest in accordance with their original terms.

(2)	Except as otherwise indicated, severance payments are payable on a bi-weekly basis during the severance period. Mr. Caldwell would receive his severance payment in a lump sum payable on the 60th day following a termination, regardless of a change in control.

Compensation of Directors

Non-employee directors are compensated as follows:

•	Each director who serves on the Board of Directors of STAAR and is not an employee of STAAR or a parent or subsidiary of STAAR (each “non-employee director”) receives an annual director’s fee of $40,000.

•	The Chairman of the Board of Directors receives an additional annual fee of $25,000.

•	The Chairman of the Audit Committee receives an additional annual fee of $15,000.

•	The Chairman of the Compensation Committee receives an additional annual fee of $15,000.

•	The Chairman of the Quality and Regulatory Committee receives an additional annual fee of $15,000.

•	The Chairman of the Nominating and Governance Committee receives an additional annual fee of $10,000.

•	Each member of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee (other than the respective chairs) receives an additional annual fee of $5,000 for each such committee on which they serve.

In 2014 non-employee directors were given the choice to choose the form of equity they received based upon a fixed ratio of stock options to restricted stock. The aggregate award value was $139,800 and was determined based on a Black Scholes value of an award of 20,000 stock options. The options and restricted stock vest in full on the first anniversary of grant and are granted upon election or re-election to the Board of Directors. The options have an exercise price of $15.73 per share. The option and restricted stock awards vest on June 9, 2015, provided that if a director leaves service for reasons other than removal for cause, vesting of the award will be accelerated to a time immediately prior to cessation of service. All of the options and restricted stock granted to directors in 2014 were granted under STAAR’s 2003 Plan.

The Board of Directors can change the compensation of directors at any time.

The chart below summarizes 2014 compensation of each director for services as a director, committee member or chairperson, including fees earned or paid in cash, stock awards and stock options.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Restricted Stock Awards ($)(1)		Total ($)
Donald Bailey	13,036	—	(2)	—	(2)	13,036
Mark B. Logan	78,722	157,300	(3)	70,785	(3)	306,807
Caren Mason	27,335	157,300	(4)	70,785	(4)	255,420
Richard A. Meier	55,000	157,300	(5)	70,785	(5)	283,085
John C. Moore	52,143	157,300	(6)	70,785	(6)	280,228
Louis E. Silverman	17,088	—	(7)	131,863	(7)	148,951
Charles Slacik	56,195	157,300	(8)	70,785	(8)	284,280
Kathryn Tunstall	29,396	59,542	(9)	26,295	(9)	115,233

__________________

(1)	Dollar amounts in the Restricted Stock Awards and Option Awards columns reflect the grant date fair value with respect to stock awards and options granted during fiscal year 2013 in accordance with Financial Accounting Standards Board Codification Topic 718 (“FASB ASC Topic 718”). Assumptions used in the calculation of these amounts are included in Note 11 to STAAR’s audited consolidated financial statements for the fiscal year ended January 2, 2015, included in STAAR’s Annual Report on Form 10-K.

(2)	Mr. Bailey was not nominated to re-election at the 2014 shareholders meeting.

(3)	Includes compensation related to the following: an award of 4,500 shares of restricted stock and an option to purchase up to 10,000 shares of common stock, granted on June 9, 2014, which had a grant date fair value of $70,785 and $157,300, respectively, vesting on June 9, 2015. As of the end of fiscal year 2014, the aggregate number of stock and option awards outstanding for Mr. Logan were 4,500 and 55,136, respectively.

(4)	Includes compensation related to the following: an award of 4,500 shares of restricted stock and an option to purchase up to 10,000 shares of common stock, granted on June 9, 2014, which had a grant date fair value of $70,785 and $157,300, respectively, vesting on June 9, 2015. As of the end of fiscal year 2014, the aggregate number of stock and option awards outstanding for Ms. Mason were 4,500 and 10,000, respectively.

(5)	Includes compensation related to the following: an award of 4,500 shares of restricted stock and an option to purchase up to 10,000 shares of common stock, granted on June 9, 2014, which had a grant date fair value of $70,785 and $157,300, respectively, vesting on June 9, 2015. As of the end of fiscal year 2014, the aggregate number of stock and option awards outstanding for Mr. Meier were 4,500 and 62,500, respectively.

(6)	Includes compensation related to the following: an award of 4,500 shares of restricted stock and an option to purchase up to 10,000 shares of common stock, granted on June 9, 2014, which had a grant date fair value of $70,785 and $157,300, respectively, vesting on June 9, 2015. As of the end of fiscal year 2014, the aggregate number of stock and option awards outstanding for Mr. Moore were 4,500 and 62,500, respectively.

(7)	Includes compensation related to the following: an award of 11,763 shares of restricted stock, granted on September 15, 2014, with a grant date fair value of $131,863, vesting on July 18, 2014. As of the end of fiscal year 2014, the aggregate number of stock and option awards outstanding for Mr. Silverman were 11,763 and zero, respectively.

(8)	Includes compensation related to the following: an award of 4,500 shares of restricted stock and an option to purchase up to 10,000 shares of common stock, granted on June 9, 2014, which had a grant date fair value of $70,785 and $157,300, respectively, vesting on June 9, 2015. As of the end of fiscal year 2014, the aggregate number of stock and option awards outstanding for Mr. Slacik were 4,500 and 30,000, respectively.

(9)	Includes compensation related to the following: an award of 1,585 shares of restricted stock and an option to purchase up to 3,589 shares of common stock, granted on January 13, 2014, with a grant fair value of $26,295 and $59,542, respectively, vesting on May 12, 2014. As of the end of the fiscal year 2014, the aggregate number of stock and option awards outstanding for Ms. Tunstall were 1,585 and 3,589, respectively. Ms. Tunstall resigned from the Board of Directors during 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

Security Ownership of Principal Stockholders and Management

The following table shows, as of the April 16, 2015, information concerning the shares of common stock beneficially owned by each person known by STAAR to be the beneficial owner of more than 5% of our Common Stock (other than directors and executive officers). This information is based on publicly available information filed with the SEC as of the April 16, 2015.

Name and Address	Shares Beneficially Owned	Percent of Class(1)
Broadwood Partners, L.P.(2)	7,417,582	19.1%
724 Fifth Ave., 9th Floor New York, NY 10019
Putnam Investments, LLC(3)	5,759,039	14.1%
One Post Office Square Boston, MA 02109
Palo Alto Investors, LLC(4)	3,214,253	8.3%
470 University Ave. Palo Alto, CA 94301
Blackrock, Inc.(5)	2,237,742	5.8%
40 East 52nd Street New York, NY 10022
Ameriprise Financial, Inc.(6)	2,146,443	5.5%
145 Ameriprise Financial Center Minneapolis, MN 55474

__________________

(1)	Based on 38,807,902 shares of common stock outstanding on April 16, 2015. Under Rule 13d-3 of the Securities Exchange Act of 1934, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on the April 16, 2015.

(2)	Based on a Form 4 filed November 19, 2014, Broadwood Capital, Inc., Broadwood Partners, L.P. and Neal C. Bradsher reported beneficial ownership of 7,417,582 shares as of November 19, 2014. Neal C. Bradsher reported on the same Form 4 direct ownership of an additional 25,900 shares as of such date.

(3)	In its Schedule 13G/A filed on February 17, 2015 with respect to its ownership of STAAR securities as of December 31, 2014, Putnam Investments, LLC states that it has sole voting power as to 91,375 shares, shared voting power as to no shares, sole dispositive power as to 5,759,039 shares, and shared dispositive power as to no shares. Putnam Investment Management, Inc., states that it has sole voting power as to 3,355 shares, shared voting power as to no shares, sole dispositive power as to 5,655,394 shares, and shared dispositive power as to no shares. The Putnam Advisory Company, LLC states that it has sole voting power as to 88,020 shares, shared voting power as to no shares, sole dispositive power as to 103,645 shares, and shared dispositive power as to no shares. Putnam Equity Spectrum Fund states that it has sole voting power as to 4,765,587 shares, shared voting power as to no shares, sole dispositive power as to 4,765,587 shares, and shared dispositive power as to no shares.

(4)	In its Schedule 13G/A filed February 14, 2014 with respect to its ownership of STAAR securities as of December 31, 2013, each of Palo Alto Investors, LLC, Patrick Lee, MD and Anthony Joonkyoo Yun, MD reports shared voting and shared dispositive power as to 3,214,253 shares, Palo Alto Healthcare Master Fund II, L.P. states that it has shared voting and dispositive power as to 1,845,574 shares.

(5)	In its Schedule 13G/A filed February 2, 2015 with respect to its ownership of STAAR securities as of December 31, 2014, Blackrock, Inc. states that it has sole voting power as to 2,167,674 shares and sole dispositive power as to 2,237,742 shares.

(6)	In its Schedule 13G/A filed February 17, 2015 with respect to its ownership of STAAR securities as of December 31, 2014, Ameriprise Financial, Inc. states that it has shared voting power as to 1,558,689 shares and shared dispositive power as to 2,146,443 shares. Columbia Management Investment Advisors, LLC states that it has shared voting power as to 1,558,689 shares and shared dispositive power as to 2,146,443 shares.

The following table shows, as of the April 16, 2015, information with respect to the shares of Common Stock beneficially owned by (1) each director and director nominee, (2) each person (other than a person who is also a director or a director nominee) who is named in the Summary Compensation Table below, and (3) all current executive officers and directors as a group. This information is based on publicly available information filed with the SEC as of April 16, 2015.

	Shares Beneficially Owned
Name(1)	Shares of Common Stock Owned(2) (#)		Shares Subject to Options Exercisable on or Before July 10, 2015(3) (#)	Total (#)	Percent of Class(4)
Barry Caldwell**	266,839	(5)	397,499	664,338	1.7%
Mark B. Logan**	32,400		59,636	92,036	*
Caren Mason**	—		14,500	14,500	*
Richard Meier**	38,800		89,500	123,800	*
John C. Moore**	76,000		67,000	143,000	*
J. Steven Roush**	—		—	—	*
Louis E. Silverman**	—		11,763	11,763	*
Charles Slacik**	9,400		34,500	43,900	*

Stephen Brown	17,000	(6)	21,666	38,666	*
James Francese	31,960	(6)	35,000	66,960	*
Samuel Gesten	29,485	(6)	87,499	116,984	*
Robin Hughes	41,075	(6)	148,333	189,408	*
All current directors and executive officers as a group (12 individuals)	542,959		966,896	1,509,855	3.9%

*	Less than 1%.

**	Director or Nominee

(1)	The business address of each person named is c/o STAAR Surgical Company, 1911 Walker Avenue, Monrovia, California 91016.

(2)	Pursuant to Rule 13d-3(a), includes all shares of common stock over which the listed person has, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, voting power, which includes the power to vote, or to direct the voting of, the shares, or investment power, which includes the power to dispose, or to direct the disposition of, the shares. STAAR believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by him or her, subject to community property laws, where applicable, except where otherwise noted. Restricted shares are listed even when unvested and subject to forfeiture because the holder has the power to vote the shares.

(3)	In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, each listed person is deemed the beneficial owner of shares that the person has a right to acquire by exercise of a vested option or other right on or before July 10, 2015 (60 days after the Record Date).

(4)	Based on 38,807,902 shares of Common Stock outstanding on the stock records as of April 16, 2015. The percentages are calculated in accordance with Rule 13d-3(d)(1), which provides that shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable on or before July 10, 2015 (60 days after the Record Date) are deemed outstanding for the purpose of calculating the number and percentage that each person owns, but not deemed outstanding for the purpose of calculating the percentage that any other listed person owns.

(5)	Includes shares that are restricted and subject to forfeiture pursuant to vesting conditions that expire on March 4, 2016 and March 7, 2016, respectively, 15,000 and 8,500 shares.

(6)	Includes the following shares that are restricted and subject to forfeiture pursuant to vesting conditions that expire on March 4, 2016 and March 7, 2016, March 7, 2017, April 7, 2017 and April 7, 2018, respectively, as follows: shares; Stephen Brown, 0, 3,500, 3,500, 5,000 and 5,000 shares; James Francese, 7,500, 3,500, 3,500, 5,000 and 5,000 shares; Samuel Gesten, 7,500, 2,750, 2,750, 3,500 and 3,500; and Robin Hughes, 7,500, 3,500 , 3,500, 3,500 and 3,500 shares.

Equity Compensation Plan Information

The following table summarizes information about the options and other equity compensation under STAAR’s equity plans as of the close of business on January 2, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)		Weighted Average Remaining Contractual Life of Outstanding Options, Warrants and Rights (years) (c)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (d)
Equity Compensation Plans Approved by Stockholders	3,330,959	(1)	7.79	(2)	6.19	(3)	2,201,123
Equity Compensation Plans Not Approved by Stockholders	—		—		—		—

(1)	Represents awards granted under the Amended and Restated STAAR Surgical Company 2003 Omnibus Equity Incentive Plan (the “2003 Plan”). Consists of 3,175,459 options, and 155,500 RSUs.

The Company also had 247,000 shares of outstanding restricted stock which are not reflected in the table above because they are treated as issued and outstanding and will not have an additional dilutive impact on the Company when the awards vest.

(2)	Represents the weighted average exercise price of outstanding stock options.

(3)	Represents the weighted average remaining contractual life of outstanding stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

The Board of Directors has adopted a written Related Person Transaction Policy, which requires the approval of the Audit Committee for all covered transactions. The Policy applies to any transaction or series of transactions in which STAAR or a subsidiary is a participant, the amount involved exceeds $120,000 and a “Related Person” as defined in the Policy, including executive officers, directors and their immediate family members, and holders of in excess of 5% of our common stock, has a direct or indirect material interest. Under the Policy, all Related Person Transactions must first be submitted to the General Counsel of STAAR, who will determine whether the proposed transaction falls under the Policy and, if so, submit it to the Audit Committee for review, approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, and full disclosure of the Related Person’s interest in the transaction, the Audit Committee will decide whether or not to approve the transaction and will approve only those transactions that are in the best interests of STAAR.

Director Independence

STAAR’s directors each serve a one-year term and are subject to election at each annual meeting of the stockholders. The Board of Directors currently consists of seven authorized directors.

The following table shows the composition of our Board of Directors as of April 30, 2015. All terms expire at the 2015 Annual Meeting.

Name of Director	Board of Directors Positions and Committee Memberships	Independent(1)
Mark B. Logan	Chairman of the Board of Directors	✓
Member, Compensation Committee
Member, Nominating and Governance Committee
Caren Mason	Chairman, Quality and Regulatory Committee
Richard A. Meier	Chairman, Nominating and Governance Committee	✓
Member, Compensation Committee
Member, Audit Committee
John C. Moore	Member, Quality and Regulatory Committee	✓
Member, Audit Committee
J. Steven Roush	Member, Audit Committee	✓
Louis E. Silverman	Chairman, Compensation Committee	✓
Member, Nominating and Governance Committee
Charles Slacik	Chairman, Audit Committee	✓
Member, Quality and Regulatory Committee

(1)	Directors designated as “independent” have been determined by the Board of Directors to be independent as that term is defined under the rules of the NASDAQ Global Market and the SEC.

Item 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees for professional services provided by BDO USA, LLP related to fiscal year 2014 and fiscal year 2013, all of which the Audit Committee pre-approved:

	2014	2013
Audit Fees(1)	$746,310	$693,826
Audit-Related Fees(2)	25,697	23,210
Tax-Related Fees(3)	—	10,727
All Other Fees	—	—

____________________

(1)	Both 2014 and 2013 Audit Fees include: (i) the audit of our Consolidated Financial Statements included in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (ii) the audit of management’s report on the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002; (iii) reviews of the interim condensed Consolidated Financial Statements included in our quarterly reports on Form 10-Q; (iv) comfort letters, consents and other services related to SEC reimbursements.

(2)	Audit-related Fees were principally for audits of our employee benefit plan.

(3)	These fees were for a review of statutory tax filings for our Swiss operations.

The Audit Committee administers STAAR’s engagement of BDO USA, LLP and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of BDO USA, LLP and whether, for reasons of efficiency or convenience, it is in the best interest of STAAR to engage its independent registered public accounting firm to perform the services. The Audit Committee has determined that performance by BDO USA, LLP of the non-audit services related to the fees shown in the table above did not affect that firm’s independence.

Prior to engagement, the Audit Committee pre-approves all independent auditor services, and the Audit Committee pre-approved all fees and services of BDO USA, LLP, for work done in 2014 and 2013. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

The exhibits below are filed as part of this Form 10-K/A.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: April 30 , 2015	By:	/s/ Stephen P. Brown
Stephen P. Brown
Chief Financial Officer
(principal financial officer)

