Form 10-Q
period 2015-07-03
STAAR SURGICAL CO
filed 2015-08-07
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 3, 2015
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

The registrant has 39,804,516 shares of common stock, par value $0.01 per share, issued and outstanding as of July 24, 2015.

STAAR SURGICAL COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	July 3, 2015	January 2, 2015
ASSETS

Current assets:
Cash and cash equivalents	$15,335	$13,013
Accounts receivable trade, net of allowance for doubtful accounts of $1,824 and $1,589, respectively	12,478	11,054
Inventories, net	14,153	15,717
Prepaids, deposits and other current assets	4,017	4,517
Deferred income taxes	582	596
Total current assets	46,565	44,897
Property, plant and equipment, net	9,931	10,066
Intangible assets, net	750	870
Goodwill	1,786	1,786
Deferred income taxes	685	695
Other assets	580	597
Total assets	$60,297	$58,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$4,055	$4,150
Accounts payable	4,761	6,620
Deferred income taxes	301	301
Obligations under capital leases	349	399
Other current liabilities	5,580	4,901
Total current liabilities	15,046	16,371
Obligations under capital leases	305	468
Deferred income taxes	1,813	1,704
Asset retirement obligations	112	115
Pension liability	3,140	3,079
Other long-term liabilities	89	75
Total liabilities	20,505	21,812

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; 39,795 and 38,429 shares issued and outstanding at July 3, 2015 and January 2, 2015, respectively	398	384
Additional paid-in capital	184,990	178,232
Accumulated other comprehensive loss	(1,211)	(1,070)
Accumulated deficit	(144,385)	(140,447)
Total stockholders’ equity	39,792	37,099
Total liabilities and stockholders’ equity	$60,297	$58,911

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Net sales	$18,657	$20,048	$37,514	$40,226
Cost of sales	6,296	6,381	12,254	12,675

Gross profit	12,361	13,667	25,260	27,551

General and administrative	4,736	5,368	9,896	10,804
Marketing and selling	5,832	7,026	11,500	13,164
Research and development	3,536	2,498	7,116	5,981
Other general and administrative expenses	—	165	—	334

Operating loss	(1,743)	(1,390)	(3,252)	(2,732)

Other income (expense):
Interest income	49	10	49	18
Interest expense	(33)	(34)	(68)	(67)
Gain (loss) on foreign currency transactions	180	(134)	(711)	(68)
Other income, net	101	126	170	287
Other income (expense), net	297	(32)	(560)	170

Loss before provision for income taxes	(1,446)	(1,422)	(3,812)	(2,562)
Provision for income taxes	153	367	126	586
Net loss	$(1,599)	$(1,789)	$(3,938)	$(3,148)

Net loss per share – basic and diluted	$(0.04)	$(0.05)	$(0.10)	$(0.08)

Weighted average shares outstanding – basic and diluted	39,066	38,168	38,769	37,970

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Net loss	$(1,599)	$(1,789)	$(3,938)	$(3,148)
Other comprehensive income (loss):
Defined benefit pension plans:
Net change in plan assets	(9)	(11)	(18)	(23)
Reclassification into earnings	15	6	30	12
Impact of change in discount rate	—	(558)	—	(558)
Curtailment gain	—	537	—	537
Foreign currency translation gain (loss)	(302)	291	(234)	302
Tax effect	107	(103)	81	(106)
Other comprehensive income (loss), net of tax	(189)	162	(141)	164
Comprehensive loss	$(1,788)	$(1,627)	$(4,079)	$(2,984)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2015	July 4, 2014
Cash flows from operating activities:
Net loss	$(3,938)	$(3,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	996	981
Amortization of intangibles	103	213
Deferred income taxes	(35)	57
Change in net pension liability	95	83
Stock-based compensation expense	1,823	3,183
Accretion of asset retirement obligation	—	2
Provision for sales returns and bad debts	243	1
Changes in working capital:
Accounts receivable	(1,732)	(1,895)
Inventories	1,669	(2,093)
Prepaids, deposits and other current assets	606	(20)
Accounts payable	(1,994)	(874)
Other current liabilities	759	(554)
Net cash used in operating activities	(1,405)	(4,064)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(701)	(2,269)
Cash proceeds from sale of property and equipment	2	68
Net cash used in investing activities	(699)	(2,201)

Cash flows from financing activities:
Repayment of capital lease obligations	(210)	(251)
Proceeds from exercise of stock options	1,896	2,632
Proceeds from exercise of warrants	2,800	—
Net cash provided by financing activities	4,486	2,381

Effect of exchange rate changes on cash and cash equivalents	(60)	116

Increase (decrease) in cash and cash equivalents	2,322	(3,768)
Cash and cash equivalents, at beginning of the period	13,013	22,954
Cash and cash equivalents, at end of the period	$15,335	$19,186

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

The accompanying interim condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) postponed the effective date of the new revenue standard, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, by one year. The new effective date is for fiscal years and interim periods beginning after December 15, 2017. The Company expects to adopt this guidance when effective and the impact, if any, on its consolidated financial statements is not currently estimable.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” that replaces the existing accounting standards for the measurement of inventory. ASU 2015-11 requires a company to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation”. The effective date of ASU 2015-11 is for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company does not expect ASU 2015-11 will have a material effect on its consolidated financial statements.

Prior Year Reclassifications

During the quarter ended July 3, 2015, the Company reclassified $75,000 from Other Current Liabilities to Other Long-Term Liabilities in the condensed consolidated balance sheet as of January 2, 2015 and related note disclosures to conform to current period’s presentation.

Note 2 — Inventories

Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis or market value and consisted of the following (in thousands):

	July 3,	January 2,
	2015	2015
Raw materials and purchased parts	$2,287	$2,146
Work-in-process	1,857	1,781
Finished goods	12,872	14,504
	17,016	18,431
Less: inventory reserves	2,863	2,714
	$14,153	$15,717

Note 3 — Prepaids, Deposits, and Other Current Assets

Prepaids, deposits, and other current assets consisted of the following (in thousands):

	July 3,	January 2,
	2015	2015
Prepaid and deposits	$2,310	$1,991
Income tax receivable	323	1,084
Value added tax (VAT) receivable	654	721
Deferred charges for foreign profits	518	338
Other current assets	212	383
	$4,017	$4,517

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	July 3,	January 2,
	2015	2015
Machinery and equipment	$16,388	$15,674
Furniture and fixtures	6,589	6,535
Leasehold improvements	8,420	8,400
	31,397	30,609
Less: accumulated depreciation	21,466	20,543
	$9,931	$10,066

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	July 3, 2015			January 2, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Patents and licenses	$9,193	(8,869)	$324	$9,205	$(8,859)	$346
Customer relationships	1,272	(954)	318	1,302	(911)	391
Developed technology	808	(700)	108	827	(694)	133
Total	$11,273	$(10,523)	$750	$11,334	$(10,464)	$870

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 3, 2015	January 2, 2015
Accrued salaries and wages	$1,743	$1,647
Accrued insurance	429	550
Accrued bonuses	1,089	75
Customer credit balances	212	186
Accrued income taxes	352	867
Accrued audit fees	293	352
Accrued commissions	155	309
Other(1)	1,307	915
	$5,580	$4,901

(1)No individual item in “Other” above exceeds 5% of the total other current liabilities

Note 7 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.

During the year ended January 2, 2015, pursuant to the Manufacturing Consolidation Project, the Company terminated certain employees in its Swiss subsidiary resulting in a Swiss pension plan curtailment as defined by ASC 715-30-35, Defined Benefit Plans – Pensions, Settlements, Curtailments, and Certain Termination Benefits. The curtailment resulted in a decrease of $1.6 million in the Swiss pension plan’s projected benefit obligation, of which $0.9 million was used to distribute cash payments to employees resulting in a decrease in plan assets. The remaining $0.7 million was recorded as a curtailment gain measured in accordance with ASC 715-30-35-93. However, since the Swiss pension plan’s accumulated other comprehensive loss, immediately preceding the curtailment exceeded the curtailment gain, the curtailment gain was fully offset against the loss and no gain was recognized in earnings.

As of January 2, 2015, the discount rate, one of the key assumptions used to calculate the Swiss pension plan’s projected benefit obligation, was reduced from 2.5% to 1.4%, resulting in an increase to the projected benefit obligation of $0.7 million recorded through an offsetting increase in the accumulated other comprehensive loss account of the Swiss pension plan. There were no changes in key assumptions as of July 3, 2015.

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended July 3, 2015	Three Months Ended July 4, 2014	Six Months Ended July 3, 2015	Six Months Ended July 4, 2014
Service cost	$107	$117	$214	$233
Interest cost	19	36	38	71
Expected return on plan assets	(21)	(28)	(42)	(55)
Net amortization of transitional obligation (a)	3	—	5	—
Actuarial loss recognized in current period (a)	12	6	25	12
	$120	$131	$240	$261

(a)	Amounts reclassified from accumulated other comprehensive income.

During the six months ended July 3, 2015 and July 4, 2014, the Company made cash contributions totaling approximately $400,000 and $558,000, respectively, to its Swiss pension plan and does not expect to make any additional cash contributions during the remainder of 2015, as the Company has met the annual contribution requirement. The Company is not required to and does not make contributions to its Japan pension plan.

Note 8 — Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Numerator:
Net loss	$(1,599)	$(1,789)	$(3,938)	$(3,148)

Denominator:
Weighted average common shares and denominator for basic and diluted calculation:
Weighted average common shares outstanding	39,173	38,400	38,876	38,247
Less: Unvested restricted stock	(107)	(232)	(107)	(277)
Denominator for basic and diluted calculation	39,066	38,168	38,769	37,970

Net loss per share – basic and diluted	$(0.04)	$(0.05)	$(0.10)	$(0.08)

The following table sets forth (in thousands) the weighted average number of options and warrants to purchase shares of common stock and restricted stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Options	1,561	2,216	1,396	2,117
Restricted stock and units	137	195	211	280
Warrants	385	526	345	527
Total	2,083	2,937	1,952	2,924

Note 9 — Geographic and Product Data

The Company markets and sells its products in over 60 countries and has manufacturing sites in the United States and Switzerland. Other than the Japan, China, United States, Korea, Spain, France and Germany, the Company does not conduct business in any country in which its sales exceed 5% of consolidated sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2015	2014	2015	2014
Japan	$3,980	$4,549	$8,267	$9,557
China	3,327	2,535	5,698	4,759
United States	2,723	2,926	5,589	5,801
Korea	1,269	1,952	3,612	4,573
Spain	1,486	1,474	2,964	3,092
France	888	1,190	2,039	2,136
Germany	694	1,015	1,190	1,912
Other	4,290	4,407	8,155	8,396
Total	$18,657	$20,048	$37,514	$40,226

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

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2015	2014	2015	2014
ICLs	$12,236	$12,172	$24,490	$24,413
IOLs	5,204	6,428	10,562	13,041
Core products	17,440	18,600	35,052	37,454
Other surgical products	1,217	1,448	2,462	2,772
Total	$18,657	$20,048	$37,514	$40,226

One customer accounted for 16% and 14% of net sales for the three and six months ended July 3, 2015 and 11% and 12% of net sales for the three and six months ended July 4, 2014, respectively. As of July 3, 2015, one customer accounted for 17% of consolidated trade receivables.  As of January 2, 2015, there were two customers with trade receivable balances of 10% and 11% of consolidated trade receivables, respectively.

The Company sells its products internationally, which subjects the Company to several potential risks, including regional/country economic conditions and regulatory requirements, including fluctuating foreign currency exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Note 10 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Employee stock options	$555	$675	$1,193	$1,472
Restricted stock	63	232	307	525
Restricted stock units	154	764	274	1,152
Nonemployee stock options	57	12	49	34
Total	$829	$1,683	$1,823	$3,183

The Company recorded stock-based compensation costs in the following categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Cost of sales	$6	$39	$23	$77
General and administrative	548	1,033	1,124	1,970
Marketing and selling	104	306	355	580
Research and development	171	305	321	556
Total stock compensation expense	829	1,683	1,823	3,183
Amounts capitalized as part of inventory	129	71	251	149
Total	$958	$1,754	$2,074	$3,332

Stock Option Plans

The Amended and Restated 2003 Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units, and performance contingent stock units. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). Pursuant to the Plan, options for 3,463,744 shares were outstanding at July 3, 2015 with exercise prices ranging between $0.95 and $17.62 per share. Restricted stock grants under the Plan generally vest over a period between one to four years. There were 107,500 shares of restricted stock and 220,212 restricted stock units (RSUs) outstanding at July 3, 2015. As of July 3, 2015, there were 1,429,890 shares authorized and available for grants under the Plan.

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

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Expected dividend yield	0%	0%	0%	0%
Expected volatility	57%	56%	57%	55%
Risk-free interest rate	1.42%	1.30%	1.61%	1.29%
Expected term (in years)	5.54	4.12	5.61	4.12

A summary of option activity under the Plan for the period ended July 3, 2015 is presented below:

Options Shares (000’s)
Outstanding at January 2, 2015	3,175
Granted	814
Exercised	(424)
Forfeited or expired	(101)
Outstanding at July 3, 2015	3,464
Exercisable at July 3, 2015	2,144

On June 1, 2009, the Company issued warrants to Broadwood Partners, L.P. (“Broadwood”), pursuant to a Warrant Agreement granting the right to purchase 700,000 shares of the Company’s common stock at a strike price of $4.00 per share. On May 27, 2015, Broadwood gave notice to exercise the 700,000 warrants and paid the $2.8 million exercise price in cash. On July 27, 2015, the Company issued 700,000 shares of Common Stock to Broadwood pursuant to exercise of the Warrant Agreement dated June 1, 2009, and warrants were no longer outstanding.

A summary of restricted stock and restricted stock unit’s activity under the Plan for the period ended July 3, 2015 is presented below:

	Restricted Shares (000’s)	Restricted Units (000’s)
Outstanding at January 2, 2015	247	156
Granted	—	101
Exercised	(125)	(10)
Forfeited	(15)	(27)
Outstanding at July 3, 2015	107	220

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

The Company recorded an income tax provision of $126,000 and $586,000 for the six months ended July 3, 2015 and July 4, 2014, respectively, primarily benefiting in the current six-month period from the mix of pre-tax earnings in lower- and zero- rate foreign jurisdictions.  There are no unrecognized tax benefits as of any period presented.

Note 12 - Commitments and Contingencies

Lines of Credit and Guarantee

The Company’s wholly owned Japanese subsidiary, STAAR Japan, entered into an agreement on December 28, 2012, as amended, with Mizuho Bank, which provides for borrowings of up to 500,000,000 Yen (approximately $4.1 million based on the rate of exchange on July 3, 2015), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of July 3, 2015). The line of credit expires September 30, 2015 and is renewable quarterly. The Company had 500,000,000 Yen outstanding on the line of credit as of July 3, 2015 and January 2, 2015 (approximately $4.1 million and $4.2 million based on the foreign currency exchange rates on July 3, 2015 and January 2, 2015, respectively). As of July 3, 2015 there were no available borrowings under the line.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (“Credit Suisse”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs (approximately $1.1 million at the rate of exchange on July 3, 2015), to be used for working capital purposes. Borrowings, if any, on the credit line are due in one year from the borrowing date. The credit agreement is renewable every three years with a current expiration date of September 1, 2016. There were no borrowings outstanding as of July 3, 2015 and January 2, 2015, and the full amount of the line, reduced by any guarantees made to Bankinter Spain (described below), was available for borrowing.

On May 1, 2015, STAAR Surgical AG entered into a guarantee agreement with Bankinter Spain (“Bankinter”). The agreement provides Bankinter with a guarantee of up to EUR 400,000 (approximately $443,000 at the rate of exchange on July 3, 2015) for trade receivables from the Company’s Spanish customers. The total guarantee amount is offset against the credit agreement in place with Credit Suisse and therefore reduces the credit line available to STAAR Surgical AG for working capital requirements to up to 581,000 Swiss Francs (approximately up to $614,000 at the rate of exchange on July 3, 2015). Unless terminated sooner by Bankinter, the guarantee agreement expires on May 1, 2017.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, sales, profit margins, cash, effective tax rate or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and STAAR can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of STAAR. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended January 2, 2015.

The following discussion should be read in conjunction with STAAR’s interim condensed consolidated financial statements and the related notes provided under “Item 1- Financial Statements” above.

Overview

STAAR Surgical Company (“we,” “us,” the “Company,” and “STAAR”) designs, develops, manufactures and sells implantable lenses and delivery systems for the eye. We are the world’s leading manufacturer of phakic intraocular lenses used in “refractive” surgery, and we also make lenses for use in surgery to treat cataracts. All of the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses. We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs” and market them under the Visian® brand name. The field of refractive surgery includes both lens-based procedures, using products like the Visian ICL®, and laser-based procedures like LASIK. Successful refractive surgery can correct common vision disorders such as myopia, hyperopia and astigmatism. Cataract surgery is a common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision.

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

ICLs - Implantable Collamer Lenses for Refractive Surgery. Sales of refractive lenses make up over sixty (65%) percent of our total sales. Made from our proprietary biocompatible Collamer material, highlights of STAAR’s family of Visian ICL products are as follows:

•	The Visian ICL treats refractive disorders such as myopia (near-sightedness) and hyperopia (far-sightedness). STAAR began selling the Visian ICL outside the U.S. in 1996 and inside the U.S. in 2006.

•	The Visian Toric ICL, or TICL, treats myopic and hyperopic patients with astigmatism. Astigmatism is a condition that causes blurred vision when an irregular shape of the cornea or defects in the natural lens prevents light from coming to a single focus on the retina. STAAR has been selling the Visian TICL outside the U.S. since 2002. STAAR remains in dialogue with the FDA regarding its PMA Supplement submission seeking approval to sell the TICL in the U.S. This matter is further discussed below under, “Status of Regulatory Submission.”

•	STAAR currently sells several versions of the Visian ICL and Visian TICL globally; the original V4, the V4b, which expands the population of eligible patients to individuals in the lower diopter range (from -3.0 to +3.0), and the V4c, which includes the proprietary CentraFLOW technology (a port in the center of the myopic ICL and TICL) that eliminates the need for a peripheral irodotomy procedure prior to implanting the ICL.

•	STAAR’s goal is to position the Visian ICL and TICL products throughout the world as primary choices for refractive surgery.

IOLs - Intraocular Lenses for Cataract Surgery. Our range of foldable IOLs for patients undergoing cataract surgery includes the following:

•	Aspheric IOLs, available in single-piece and three-piece designs made from (i) Collamer, STAAR’s proprietary biocompatible collagen copolymer lens material, and (ii) from silicone. Aspheric IOLs are designed to improve the patient’s quality of vision when compared to earlier spherical IOL designs. The three-piece aspheric silicone IOL is sold preloaded in certain markets outside of the U.S. The three piece Collamer IOL is only marketed and sold in the U.S.

•	The nanoFLEX IOL, a single-piece Collamer aspheric IOL that can be implanted through a micro-incision with a single-use disposable nanoPOINT injector system, is available in the U.S. and territories that accept the CE Mark.

•	The Preloaded IOL line consists of a three-piece silicone and a three-piece and single-piece acrylic IOL preloaded into a single-use disposable injector which is currently available outside the U.S. The acrylic Preloaded IOL line utilizes an acrylic lens sourced from another manufacturer. The KS-SP is the single-piece preloaded acrylic IOL and the KS-X is the three-piece preloaded acrylic IOL. The KS IOL line is available in Japan and parts of Europe.

•	STAAR Toric IOL is a single-piece silicone toric IOL, used in cataract surgery to treat preexisting astigmatism and is currently only marketed in the U.S.

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

Other Surgical Products. We also sell certain instruments, devices, and injector systems. Although we have been deemphasizing these products because of their lower overall gross profit margins, we expect that sales of injector systems will continue. .

Operations

STAAR is a global company. Activities outside the U.S. accounted for approximately 85% of our total sales during the first half of 2015, primarily due to the pacing of product approvals and commercialization that tend to occur first outside the U.S. STAAR sells its products in more than 60 countries, with direct distribution in the United States, Canada, Japan, Spain, and Germany, and independent distribution in the remainder of the world.

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

Recent Developments

Backlog of ICLs decreased to approximately $100,000 during the second quarter of 2015 from a $3.3 million peak during the first quarter of 2015, in part due to improved ICL manufacturing production. Also, we returned to customary order fulfillment levels for the TICL during the second quarter of 2015. After the transfer of ICL production to Monrovia, based upon the current level of U.S. income, we currently do not expect to achieve the level of U.S. income required to use all of our net operating loss (NOL) tax credits in the U.S. prior to their expiration. In July 2015, we began our direct sales efforts in Germany. The KS-IOL production challenges experienced by our third party supplier of components for the KS-IOL product line ended during the second quarter of 2015. We continue to devote significant effort towards improving our quality system and our remediation efforts. For the next eighteen months to two years, we expect that we will continue to focus on improving our quality system and business processing as well as investing in infrastructure. In addition, the Company’s three other current strategic initiatives are: (i) further developing global clinical validation and clinical utility excellence; (ii) building or improving our vision correction solutions for myopia, presbyopia and cataract care; and (iii) enhancing the performance value of the ICL and the related services that will improve the surgeon and patient experience. We expect to increase prices on our ICL products globally, on average by 5% to 7%, with most price increases taking effect on or about October 1, 2015.

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

STAAR responded to the 2015 FDA-483 and continues to develop and implement its corrective action plans relating to the 2014 Warning Letter and the 2015 FDA-483. STAAR takes the matters identified by the FDA seriously and will continue to work diligently to address the observations identified. STAAR has enhanced and continues to enhance its overall quality program as we focus on remediating all elements identified. We expect that it will take more than a year to fully complete all of the activities contained in our corrective action plans. We provide monthly updates to the FDA regarding our status on completing the deliverables contained in our corrective action plans.

There can be no assurance that the FDA will be satisfied with our response. Unless and until STAAR is able to correct outstanding issues to the FDA's satisfaction, the FDA may withhold approval of new products such as the Toric ICL (TICL) or take additional regulatory or legal action against the Company. Any such further action could have a material and negative impact on the Company’s ongoing business and operations.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended July 3, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our statements of operations for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Six Months
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	33.7	31.8	32.7	31.5
Gross profit	66.3	68.2	67.3	68.5

General and administrative	25.4	26.8	26.4	26.9
Marketing and selling	31.3	35.0	30.7	32.7
Research and development	19.0	12.5	19.0	14.9
Other general and administrative expenses	0.0	0.8	0.0	0.8
	75.6	75.1	76.0	75.3
Operating loss	(9.3)	(6.9)	(8.7)	(6.8)
Other income (expense), net	1.6	(0.2)	(1.5)	0.4
Loss before provision for income taxes	(7.8)	(7.1)	(10.2)	(6.4)
Provision for income taxes	0.8	1.8	0.3	1.4
Net loss	(8.6)%	(8.9)%	(10.5)%	(7.8)%

Net Sales

	Three Months Ended		Fav/(Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 3, 2015	July 4, 2014	2015 vs. 2014	July 3, 2015	July 4, 2014	2015 vs. 2014
Net sales	$18,657	$20,048	(7)%	$37,514	$40,226	(7)%

ICL	12,236	12,172	1	24,490	24,413	0
IOL	5,204	6,428	(19)	10,562	13,041	(19)
Other	1,217	1,448	(16)	2,462	2,772	(11)

Net sales for the three months ended July 3, 2015 were $18.7 million, a decrease of 7% compared to the $20.0 million reported during the three months ended July 4, 2014. Net sales for the six months ended July 3, 2015 were $37.5 million, a decrease of 7% compared to the $40.2 million reported during the six months ended July 4, 2014. The effect of changes in currency exchange rates had a negative impact on net sales of $2.1 million and $3.4 million, respectively, for the three and six months ended July 3, 2015 when compared to their respective prior year periods.

Total ICL sales for the three months ended July 3, 2015 and July 4, 2014 were $12.2 million. Although second quarter ICL unit sales in Europe, Middle East, Africa and Latin America (EMEA) increased 24%, EMEA ICL sales increased only 3% due to a weakening euro against the U.S. dollar and its impact on average selling prices. ICL sales in Asia Pacific decreased 1% due to a 35% decrease in Korea sales as a result of the MERS scare, partially offset by a 33% increase in China sales. ICL sales in North America decreased 3%.

Total ICL sales for the six months ended July 3, 2015 and July 4, 2014 were $24.5 million and $24.4 million, respectively. Although ICL unit sales in EMEA increased 16%, EMEA ICL sales only increased 1% due to a weakening euro against the U.S. dollar. ICL sales in Asia Pacific decreased 2% due to a 21% decrease in Korea sales, partially offset by a 22% increase in China sales. ICL sales in North America decreased 7%.

Total IOL sales for the three months ended July 3, 2015 were $5.2 million, a decrease of 19% compared with $6.4 million for the three months ended July 4, 2014. Total IOL sales for the six months ended July 3, 2015 were $10.6 million, a decrease of 19% compared with $13.0 million for the six months ended July 4, 2014. The effect of changes in currency exchange rates had a negative impact on IOL sales of $0.8 million and $1.4 million, respectively, for the three and six months ended July 3, 2015. IOL sales for both periods of 2015 were negatively impacted by the discontinuation of IOL sales to our former German distributor and higher than usual distributor stocking of the KS IOL preloaded acrylic product in the second quarter of 2014 following an extended period of backorders.

Other product sales for the three and six months ended July 3, 2015 were $1.2 million and $2.5 million, a decrease of 16% and 11%, respectively, compared with $1.4 million and $2.8 million for the three and six months ended July 4, 2014, respectively. The effect of changes in currency exchange rates had a negative impact on other product sales of $0.2 million and $0.4 million, respectively, for the three and six months ended July 3, 2015.

Gross Profit

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 3, 2015	July 4, 2014	2015 vs. 2014	July 3, 2015	July 4, 2014	2015 vs. 2014
Gross Profit	$12,361	$13,667	(10)%	$25,260	$27,551	(8)%
Gross Profit Margin	66.3%	68.2%		67.3%	68.5%

Gross profit for the second quarter was $12.4 million, or 66.3% of net sales, compared with $13.7 million, or 68.2% of net sales, in the prior year period. During the first six months of 2015, gross profit was $25.3 million, or 67.3% of net sales, compared with $27.6 million, or 68.5% of net sales, in the prior year period. The decrease in gross profit and gross profit margin for both periods primarily relates to lower euro-denominated sales as a result of the weakening euro while cost of sales is U.S. dollar denominated.

General and Administrative

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 3, 2015	July 4, 2014	2015 vs. 2014	July 3, 2015	July 4, 2014	2015 vs. 2014
General and Administrative	$4,736	$5,368	12%	$9,896	$10,804	8%
Percentage of Net Sales	25.4%	26.8%		26.4%	26.9%

General and administrative expenses decreased by 12% to $4.7 million in the second quarter of 2015 from the $5.4 million reported in the second quarter of 2014. General and administrative expenses for the six months ended July 3, 2015 were $9.9 million, a decrease of 8% when compared with $10.8 million reported last year. The decrease for both periods is due to a reduction in stock-based compensation expense due to fewer grants of performance-based restricted stock and restricted stock units and the forfeiture of unvested restricted stock and stock options of a former executive. Travel and tax consulting expenses also decreased during the quarter.

Marketing and Selling

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 3, 2015	July 4, 2014	2015 vs. 2014	July 3, 2015	July 4, 2014	2015 vs. 2014
Marketing and Selling	$5,832	$7,026	17%	$11,500	$13,164	13%
Percentage of Net Sales	31.3%	35.0%		30.7%	32.7%

Marketing and selling expenses decreased 17% to $5.8 million in the second quarter of 2015, compared with $7.0 million in the second quarter of 2014. Marketing and selling expenses for the six months ended July 3, 2015 were $11.5 million, a decrease of 13% when compared with $13.2 million reported last year. The decrease for both periods is due to a reduction in stock-based compensation expense, travel, promotions and international marketing expenses. Compensation and travel decreased due to headcount reduction within the U.S. sales force, promotions decreased due to more focused spending during the quarter and international marketing expenses decreased as a result of moving to direct distribution in Spain.

Research and Development

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 3, 2015	July 4, 2014	2015 vs. 2014	July 3, 2015	July 4, 2014	2015 vs. 2014
Research and Development	$3,536	$2,498	(42)%	$7,116	$5,981	(19)%
Percentage of Net Sales	19.0%	12.5%		19.0%	14.9%

Research and development expense increased in the second quarter of 2015, by 42% to $3.5 million, compared with $2.5 million in the second quarter of 2014. Research and development expense for the six months ended July 3, 2015 was $7.1 million, an increase of 19%, when compared with $6.0 million reported last year. The increase for both 2015 periods is due to quality system remediation expenses.

Other General and Administrative Expenses

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 3, 2015	July 4, 2014	2015 vs. 2014	July 3, 2015	July 4, 2014	2015 vs. 2014
Other General and Administrative Expenses	$—	$165	100%	$—	$334	100%
Percentage of Net Sales	—%	0.8%		—%	0.8%

Other general and administrative expenses for the three and six months ended July 4, 2014 related to the Company’s manufacturing consolidation project which was completed in June 2014.

Other Income (Expense), Net

	Three Months Ended		Fav/ (Unfav) % Change		Six Months Ended		Fav/ (Unfav) % Change
	July 3, 2015	July 4, 2014	2015 vs. 2014		July 3, 2015	July 4, 2014	2015 vs. 2014
Other Income (Expense), Net	$297	$(32)	—	*	$(560)	$170	—	*

* Denotes change is greater than +100%

The year over year change in other income (expense), net for both periods is primarily due to changes in foreign currency gains and losses and royalty income.

Income Taxes

	Three Months Ended		Fav/ (Unfav) % Change	Six Months Ended		Fav/ (Unfav) % Change
	July 3, 2015	July 4, 2014	2015 vs. 2014	July 3, 2015	July 4, 2014	2015 vs. 2014
Provision for Income Taxes	$153	$367	58%	$126	$586	79%

The provision for income taxes is determined using an estimated annual effective tax rate. The income tax provision for the three and six months ended July 3, 2015 was $0.2 million and $0.1 million, compared to $0.4 million and $0.6 million reported for the three and six months ended July 4, 2014. The income tax provision primarily benefited from the mix of pretax earnings in lower- and zero- rate foreign jurisdictions and includes pre-tax losses generated in certain foreign jurisdictions which are consolidated for Swiss income tax purposes.  There are no unrecognized tax benefits as of any period presented.

Based on current year projections, we currently expect the estimated annual effective tax rate to be 67%.

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

Liquidity and Capital Resources

STAAR’s liquidity requirements arise from the funding of our working capital needs, primarily inventory and accounts receivable. Our primary sources for working capital and capital expenditures are cash flows from operating activities, proceeds from the exercise of stock options or warrants, and borrowings under our credit facilities. Our liquidity also depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on STAAR’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect our short-term funding. We may, in the future elect to supplement this with further debt or commercial borrowing.

 STAAR believes its current cash balances, coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future, including the approximate $4 million cost in 2015 associated with our quality system remediation efforts of which $2.6 million was incurred during the first six months of 2015. Although we anticipate these costs will continue into 2016, we cannot currently estimate the amount but will update as more information becomes available. If the need for financing arises, which we cannot rule out, STAAR cannot assure that it will be available on acceptable terms, or if at all. STAAR’s Japanese and Swiss subsidiaries have bank lines of credit in place for working capital purposes, but STAAR does not maintain such a credit line in the U.S. STAAR Japan’s line of credit is currently fully drawn (renewable quarterly) and the total amount available under the Swiss credit line is reduced by the guarantee issued by Bankinter Spain described below.

To the extent STAAR’s cash balances exceed levels needed for working capital, and as a cushion for unforeseen demands, STAAR intends to invest its cash in expanding and improving its business. It does not anticipate paying dividends from its earnings for the foreseeable future.

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of July 3, 2015 and January 2, 2015, respectively, STAAR had $15.3 million and $13.0 million, of cash and cash equivalents.

Net cash used in operating activities for the six months ended July 3, 2015 and July 4, 2014, respectively, was $1.4 million and $4.1 million, respectively. Net cash used in operating activities for the six months ended July 3, 2015 consisted of net loss of $3.9 million and an increase in net working capital of $0.7 million, offset by $3.2 million in non-cash items.

Net cash used in investing activities for the six months ended July 3, 2015 and July 4, 2014, respectively, was $0.7 million and $2.2 million, primarily due to acquisition of property, plant and equipment.

Net cash provided by financing activities was $4.5 million and $2.4 million for the six months ended July 3, 2015 and July 4, 2014, respectively. Net cash provided by financing activities for the six months ended July 3, 2015 consisted of $2.8 million in proceeds from the exercise of warrants, $1.9 million in proceeds from the exercise of stock options, partially offset by $0.2 million in capital lease repayments.

Credit Facilities, Contractual Obligations and Commitments

Lines of Credit and Guarantee

The Company’s wholly owned Japanese subsidiary, STAAR Japan, entered into an agreement on December 28, 2012, as amended, with Mizuho Bank, which provides for borrowings of up to 500,000,000 Yen (approximately $4.1 million based on the rate of exchange on July 3, 2015), at an interest rate equal to the Tokyo short-term prime interest rate (approximately 1.475% as of July 3, 2015). The line of credit expires September 30, 2015 and is renewable quarterly. The Company had 500,000,000 Yen outstanding on the line of credit as of July 3, 2015 and January 2, 2015 (approximately $4.1 million and $4.2 million based on the foreign currency exchange rates on July 3, 2015 and January 2, 2015, respectively). As of July 3, 2015 there were no available borrowings under the line.

In August 2010, the Company’s wholly-owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (“Credit Suisse”). The credit agreement provides for borrowings of up to 1,000,000 Swiss Francs (approximately $1.1 million at the rate of exchange on July 3, 2015), to be used for working capital purposes. Borrowings, if any, on the credit line are due in one year from the borrowing date. The credit agreement is renewable every three years with a current expiration date of September 1, 2016. There were no borrowings outstanding as of July 3, 2015 and January 2, 2015, and the full amount of the line, reduced by any guarantees made to Bankinter Spain (described below), was available for borrowing.

On May 1, 2015, STAAR Surgical AG entered into a guarantee agreement with Bankinter Spain (“Bankinter”). The agreement provides Bankinter with a guarantee of up to EUR 400,000 (approximately $443,000 at the rate of exchange on July 3, 2015) for trade receivables from the Company’s Spanish customers. The total guarantee amount is offset against the credit agreement in place with Credit Suisse and therefore reduces the credit line available to STAAR Surgical AG for working capital requirements to up to 581,000 Swiss Francs (approximately up to $614,000 at the rate of exchange on July 3, 2015). Unless terminated sooner by Bankinter, the guarantee agreement expires on May 1, 2017.

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

Capital Lease Obligations

STAAR leases certain property, plant, and equipment under non-cancelable capital lease agreements. These leases vary in amount, duration, and rates.

Estimated future minimum payments under capital lease obligations were as follows (in thousands):

Fiscal Year	July 3, 2015
2015	$381
2016	297
2017	19
Total minimum lease payments	$697
Less: interest	(43)
Total lease obligation	$654

Current	$349
Long-term	$305

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation, as amended to date.(1)
3.2	Amended and Restated By-laws.(1)
4.4	Form of Certificate for Common Stock, par value $0.01 per share.(2)
†4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan and form of Option Grant and Stock Option Agreement.(4)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended July 3, 2015, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. *

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 11, 2014.
(2)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 2014, as filed on July 31, 2014.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: August 7, 2015	By: /s/ STEPHEN P. BROWN
Stephen P. Brown

Chief Financial Officer
(on behalf of the Registrant and as its
principal financial officer)

