Form 10-Q
period 2017-03-31
STAAR SURGICAL CO
filed 2017-05-03
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The registrant has 40,932,317 shares of common stock, par value $0.01 per share, issued and outstanding as of April 28, 2017.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2017	December 30, 2016
ASSETS

Current assets:
Cash and cash equivalents	$13,500	$13,999
Accounts receivable trade, net of allowance for doubtful accounts of $2,295 and $2,056, respectively	15,621	16,344
Inventories, net	14,646	14,825
Prepayments, deposits and other current assets	5,280	4,349
Total current assets	49,047	49,517
Property, plant and equipment, net	12,114	11,790
Intangible assets, net	439	473
Goodwill	1,786	1,786
Deferred income taxes	1,105	1,105
Other assets	948	772
Total assets	$65,439	$65,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$4,474	$4,283
Accounts payable	7,602	8,311
Obligations under capital leases	1,294	1,198
Other current liabilities	8,425	7,275
Total current liabilities	21,795	21,067
Obligations under capital leases	1,425	1,339
Deferred income taxes	874	881
Asset retirement obligations	204	195
Deferred rent	58	59
Pension liability	4,121	3,997
Total liabilities	28,477	27,538

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; 40,889 and 40,732 shares issued and outstanding at March 31, 2017 and December 30, 2016, respectively	409	407
Additional paid-in capital	198,596	197,657
Accumulated other comprehensive loss	(731)	(1,050)
Accumulated deficit	(161,312)	(159,109)
Total stockholders’ equity	36,962	37,905
Total liabilities and stockholders’ equity	$65,439	$65,443

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016

Net sales	$20,350	$19,269
Cost of sales	5,773	6,276

Gross profit	14,577	12,993

General and administrative	5,359	8,465
Marketing and selling	6,530	7,675
Research and development	4,783	6,906
Operating loss	(2,095)	(10,053)

Other income (expense):
Interest expense, net	(28)	(28)
Gain (loss) on foreign currency transactions	(86)	458
Royalty income	131	22
Other income (expense), net	16	(44)
Total other income, net	33	408

Loss before income tax provision (benefit)	(2,062)	(9,645)
Income tax provision (benefit)	141	(1,604)
Net loss	$(2,203)	$(8,041)

Net loss per share – basic and diluted	$(0.05)	$(0.20)

Weighted average shares outstanding – basic and diluted	40,749	39,983

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Net loss	$(2,203)	$(8,041)
Other comprehensive income (loss):
Defined Benefit Pension Plans:
Net change in plan assets	(14)	(11)
Reclassification into earnings	20	27
Foreign currency translation	448	732
Tax effect	(135)	(228)
Other comprehensive income, net of tax	319	520
Comprehensive loss	$(1,884)	$(7,521)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:

Net loss	$(2,203)	$(8,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	756	591
Amortization of long-lived intangibles	54	54
Deferred income taxes	(7)	(1,639)
Change in net pension liability	66	118
Loss on disposal of property and equipment	67	--
Stock-based compensation expense	510	7,458
Provision for sales return and bad debt expense	232	(22)
Changes in working capital:
Accounts receivable trade, net	624	(317)
Inventories	402	564
Prepayments, deposits and other current assets	(1,083)	(912)
Accounts payable	(1,157)	(435)
Other current liabilities	1,114	(398)
Net cash used in operating activities	(625)	(2,979)

Cash flows from investing activities:
Acquisition of property and equipment	(313)	(1,006)
Net cash used in investing activities	(313)	(1,006)

Cash flows from financing activities:
Repayment of capital lease obligations	(301)	(92)
Repurchase of employee common stock for taxes withheld	(217)	(611)
Proceeds from vested restricted stock and exercise of stock options	597	7
Net cash provided by (used in) financing activities	79	(696)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	360	247

Decrease in cash, cash equivalents and restricted cash	(499)	(4,434)
Cash, cash equivalents and restricted cash, at beginning of the period	14,118	13,521
Cash, cash equivalents and restricted cash, at end of the period	$13,619	$9,087

See accompanying notes to the condensed consolidated financial statements.

Note 1 - Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 30, 2016 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

The condensed consolidated financial statements for the three months ended March 31, 2017 and April 1, 2016, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 31, 2017 and April 1, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company's reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires a company to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation”. We adopted this standard as of December 31, 2016 (beginning of FY 2017). The adoption of ASU 2015-11 did not have a material effect on the consolidated financial statements.

During the quarter ended March 31, 2017, the Company adopted ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. We adopted this standard as of December 31, 2016 (beginning of FY 2017). The adoption of ASU 2016-09 did not have a material effect on the consolidated financial statements and prior periods were not restated.

During the quarter ended March 31, 2017, the Company adopted ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, on a retrospective basis, which changes how deferred taxes are classified on the Company’s balance sheets. Accordingly, the Company adjusted the December 30, 2016 balance sheet for current and noncurrent deferred tax assets to conform to the presentation for the current quarter due to the adoption of ASU 2015-17. The ASU eliminates the requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as noncurrent. We adopted this standard as of December 31, 2016 (beginning of FY 2017). The adoption of ASU 2015-17 did not have a material effect on the consolidated financial statements.

During the quarter ended March 31, 2017, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash and that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We early adopted this standard as of December 31, 2016 (beginning of FY 2017). The adoption of ASU 2016-18 did not have a material effect on the consolidated financial statements, however, prior period restricted cash was added to beginning and ending cash and cash equivalents in the statement of cash flows to conform to the current presentation.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in 000’s):

	March 31,	December 30,	April 1,	January 1,
	2017	2016	2016	2016
Cash and cash equivalents	$13,500	$13,999	$8,968	$13,402
Restricted cash included in other long-term assets	119	119	119	119
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$13,619	$14,118	$9,087	$13,521

The Company has restricted cash of approximately $119,000 set aside as collateral for a standby letter of credit required by the California Department of Public Health for unforeseen future regulatory costs related to the decommissioning of certain manufacturing equipment.

Recent Accounting Pronouncements Not Yet Adopted

In 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Prior periods are required to be recast. We will adopt this standard as of December 30, 2017 (beginning of FY 2018) and are currently evaluating the impact ASU 2017-07 will have on our consolidated financial statements.

In 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The ASU should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. We will adopt this standard as of December 30, 2017 (beginning of FY 2018) and are currently evaluating the impact ASU 2016-16 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)”, which simplifies the test for goodwill impairment. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect ASU 2017-04 to have a material effect on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is gathering data to evaluate the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and expects to complete the evaluation by the third quarter of 2018.

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

In August 2015, ASU 2014-09 was amended by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 was subsequently amended by four additional pronouncements: (i) ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” (ii) ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; (iii) ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and (iv) ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606”.

The Company has completed an initial assessment of ASU 2014-09 and amendments, engaged a third-party to assist in the evaluation of the data, has begun gathering data, is working on an implementation plan and evaluating the disclosure requirements under the new standards. The Company expects to complete its assessment by the end of the third quarter of 2017, including the selection of the transition method.

Note 2 - Inventories, Net

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis, and consisted of the following (in thousands):

	March 31,	December 30,
	2017	2016
Raw materials and purchased parts	$2,090	$2,264
Work-in-process	1,744	1,924
Finished goods	13,711	14,268
	17,545	18,456
Less: inventory reserves	2,899	3,631
	$14,646	$14,825

Note 3 - Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	March 31,	December 30,
	2017	2016
Prepayments and deposits	$1,567	$1,003
Prepaid insurance	972	935
Income tax receivable	376	686
Consumption tax receivable	567	573
Value added tax (VAT) receivable	782	668
BVG prepayment	350	--
Other current assets(1)	666	484
	$5,280	$4,349

(1) No item in “Other” above exceeds 5% of the total other prepayments, deposits, and current assets.

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 30,
	2017	2016
Machinery and equipment	$18,747	$19,807
Furniture and fixtures	9,605	8,025
Leasehold improvements	9,564	9,179
	37,916	37,011
Less: accumulated depreciation	25,802	25,221
	$12,114	$11,790

Note 5 - Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2017			December 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Long-lived intangible assets:
Patents and licenses	$9,249	$(8,951)	$298	$9,224	$(8,930)	$294
Customer relationships	1,403	(1,298)	105	1,343	(1,209)	134
Developed technology	892	(856)	36	854	(809)	45
Total	$11,544	$(11,105)	$439	$11,421	$(10,948)	$473

Note 6 - Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 30, 2016
Accrued salaries and wages	$2,945	$2,334
Accrued bonuses	2,240	1,414
Accrued consumption tax	151	424
Accrued insurance	722	501
Accrued income taxes	799	1,095
Other(1)	1,568	1,507
	$8,425	$7,275

(1) No item in “Other” above exceeds 5% of the total other current liabilities

Note 7 - Pension Plans

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended April 1, 2016
Service cost	$127	$151
Interest cost	14	17
Expected return on plan assets	(23)	(22)
Net amortization of transitional obligation (a)	3	3
Actuarial loss, recognized in current period (a)	17	24
	$138	$173

(a) Amounts reclassified from accumulated other comprehensive loss.

During the three months ended March 31, 2017 and April 1, 2016, the Company made cash contributions of approximately $467,000 and $419,000, respectively, to its Swiss pension plan and the Company is not required to make additional cash contributions during the remainder of 2017. The Company is not required to and does not make contributions to its Japan pension plan.

Note 8 - Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended
	March 31, 2017	April 1, 2016
Numerator:
Net loss	$(2,203)	$(8,041)

Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	40,772	39,983
Less: Unvested restricted stock	23	--
Denominator for basic and diluted calculation	40,749	39,983

Net loss per share – basic and diluted	$(0.05)	$(0.20)

The following table sets forth the weighted average number of options and warrants to purchase shares of common stock and restricted stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Options	2,567	2,730
Restricted stock and units	146	116
Total	2,713	2,846

Note 9 - Geographic and Product Data

The Company markets and sells its products in over 60 countries and conducts its manufacturing in the United States. Other than Japan, China, the United States, and Korea, the Company does not conduct business in any country in which its sales exceed 10% of consolidated net sales. Sales are generally attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers is set forth below (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Japan	$3,799	$4,240
China	4,463	3,078
United States	1,958	2,516
Korea	1,426	2,023
Other	8,704	7,412
Total	$20,350	$19,269

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

	Three Months Ended
	March 31, 2017	April 1, 2016
ICLs	$15,271	$13,180
IOLs	4,606	5,067
Other Surgical Products	473	1,022
Total	$20,350	$19,269

The Company sells its products internationally, which subjects the Company to several financial risks, including fluctuating foreign currency exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, United States and foreign export and import duties and tariffs, and political instability.

Two customers, our distributors in Korea and China, accounted for 7% and 22% of net sales for the three months ended March 31, 2017 and 11% and 16% of net sales for the three months ended April 1, 2016, respectively. One customer, our distributor in China, accounted for more than 24% and 21% of consolidated trade receivables as of March 31, 2017 and April 1, 2016, respectively.

Note 10 - Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Employee stock options	$268	$4,896
Restricted stock	40	225
Restricted stock units	202	2,280
Nonemployee stock options	--	57
Total	$510	$7,458

The Company recorded stock-based compensation cost in the following categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,	April 1,
	2017	2016
Cost of sales	$2	$560
General and administrative	264	3,394
Marketing and selling	116	1,531
Research and development	128	1,973
Total stock compensation expense	510	7,458
Amounts capitalized as part of inventory	52	152
Total	$562	$7,610

Stock Option Plan

The Amended and Restated 2003 Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and restricted stock units (RSUs). Options under the plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs outstanding under the Plan generally vest based on service, performance or a combination of both. As of March 31, 2017, there were 1,216,847 shares authorized and available for grant under the Plan.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted is derived from the historical exercises and post-vesting cancellations and represents the period of time that options granted are expected to be outstanding. The Company has calculated a 5.4% estimated forfeiture rate based on historical forfeiture experience. The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

	Three Months Ended
	March 31, 2017	April 1, 2016
Expected dividend yield	0	0%
Expected volatility	57%	57%
Risk-free interest rate	1.96%	1.40%
Expected term (in years)	5.67	5.57

A summary of option activity under the Plan for the period ended March 31, 2017 is presented below:

Options Shares (000’s)
Outstanding at December 30, 2016	3,502
Granted	739
Exercised	(116)
Forfeited or expired	(7)
Outstanding at March 31, 2017	4,118
Exercisable at March 31, 2017	2,842

A summary of restricted stock and restricted stock units activity under the Plan for the period ended March 31, 2017 is presented below:

	Restricted Shares (000’s)	Restricted Units (000’s)
Outstanding at December 30, 2016	23	274
Granted	—	261
Vested	—	(62)
Forfeited	—	—
Outstanding at March 31, 2017	23	473

Note 11 - Income Taxes

As discussed in Note 1 of the notes to the condensed consolidated financial statements, the Company adopted an accounting standard update regarding the recognition of excess tax benefits through the income statement upon settlement of share-based compensation awards. As the Company has a full valuation allowance, any realized benefits would be offset by the valuation allowance with no impact to the tax provision. Accordingly, there is no benefit reflected in the current tax provision and no restatement of the prior period.

The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.

The Company recorded an income tax provision of $141,000 for the three months ended March 31, 2017 primarily due to pre-tax income generated in certain foreign jurisdictions.  There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.

The income tax benefit of $1.6 million for the three months ended April 1, 2016 was primarily due to net operating losses from our foreign operations, primarily due to the acceleration of stock compensation and tax benefits related to the dissolution of one of our foreign subsidiaries.

All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.  Accordingly, the Company provides withholding and U.S. taxes on all unremitted foreign earnings. The Company reduced its deferred tax liability in 2016 related to withholding taxes from unremitted foreign earnings by the accumulated deficit of one of its foreign subsidiaries dissolved as of April 1, 2016.

Note 12 - Commitments and Contingencies

Lines of Credit and Guarantee

The Company’s wholly owned Japanese subsidiary, STAAR Japan, has an agreement, as amended on or about November 21, 2016, with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.12% as of March 31, 2017) plus a 0.50% spread, and may be renewed annually (the current line expires on November 21, 2017).  The credit facility is not collateralized.  The Company had 500,000,000 Yen outstanding on the line of credit as of March 31, 2017 and December 30, 2016 (approximately $4.5 million and $4.3 million based on the foreign exchange rates on March 31, 2017 and December 30, 2016, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of March 31, 2017, there were no available borrowings under the line.

In August 2010, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the Bank). The credit agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) ($1.0 million at the rate of exchange on March 31, 2017), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of March 31, 2017 and December 30, 2016.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this filing.

Lease Line of Credit (Capital Leases)

On January 30, 2017, the Company entered into lease schedule 010 with Farnam Street Financial, Inc (“Farnam”). The line of credit provides for borrowings of up to $2.0 million at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. Interim rent is paid until the full amount of the line is used at which time the lease commences. As of March 31, 2017, approximately $1,958,311 of the line was available for borrowing.

On January 31, 2017, the Company entered into lease schedule 009R with Farnam. Under 009R, equipment with a cost of $1,957,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option. As of March 31, 2017, approximately $1,795,954 is outstanding.

On June 12, 2014, the Company entered into lease schedule 008R with Farnam. Under the agreement, hardware and non-hardware with a cost of $964,612 was financed over a period of 36 months at a lease rate factor of 2.81% per $1 for hardware equipment and 3.12% per $1 for non-hardware equipment. At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option. As of March 31, 2017, approximately $49,420 is outstanding and payable in 2017.

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

Stockholder Securities Litigation: Todd Action

On July 8, 2014, a putative securities class action lawsuit was filed by Edward Todd against STAAR and three officers in the U.S. District Court for the Central District of California. The plaintiff claims that STAAR made misleading statements to and omitted material information from our investors between February 27, 2013 and June 30, 2014 about alleged regulatory violations at STAAR’s Monrovia manufacturing facility. On October 20, 2014, plaintiff amended its complaint, dismissed two Company officers, added one other officer, reduced the alleged Class Period to November 1, 2013 through June 30, 2014, and demanded compensatory damages and attorneys’ fees. On January 5, 2017, the court granted plaintiff’s Motion for Class Certification. Although the ultimate outcome of this action cannot be determined with certainty, the Company believes that the allegations in the Complaint are without merit. The Company intends to vigorously defend itself against this lawsuit. The Company has not recorded any loss or accrual in the accompanying condensed consolidated financial statements at March 31, 2017 and December 30, 2016 for this matter as the likelihood and amount of loss, if any, has not been determined and is not currently estimable.

Stockholder Derivative Litigation: Forestal Action

On June 21, 2016, Kevin Forestal filed a stockholder derivative complaint against our then-current Board of Directors, which included Caren Mason, Mark B. Logan, Stephen C. Farrell, Richard A. Meier, John C. Moore, J. Steven Roush, Louis E. Silverman, and William P. Wall, and STAAR as well as Barry G. Caldwell and John S. Santos in the U.S. District Court for the Central District of California. The plaintiff alleges breaches of fiduciary duties by, among other things, allowing STAAR to disseminate misleading statements to investors regarding the condition of the Company’s Quality System, failing to properly oversee the Company, and unjust enrichment. The complaint seeks damages, restitution and governance reforms, attorneys’ fees, and costs. On January 31, 2017, the court granted the Company’s Motion to Dismiss. On February 6, 2017, plaintiff filed a Notice of Appeal. Although the ultimate outcome of this action cannot be determined with certainty, the Company believes that the allegations in the Complaint are without merit. The Company has not recorded any loss or accrual in the accompanying condensed consolidated financial statements at March 31, 2017 and December 30, 2016 for this matter as the likelihood and amount of loss, if any, has not been determined and is not currently estimable.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate remediation expense or capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of new or improved products (including the Toric ICL in the U.S.); commercialization of new or improved products; the nature, timing and likelihood of resolving issues cited in the FDA’s 2014 Warning Letter or 2015 FDA-483; future economic conditions or size of market opportunities; expected costs of quality system remediation efforts; statements of belief, including as to achieving 2017 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and we can give no assurance that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described in our Annual Report in “Item 1A. Risk Factors” filed on March 2, 2017. We undertake no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

 The following discussion should be read in conjunction with the unaudited consolidated financial statements of STAAR, including the related notes, provided in this report.

Overview

STAAR Surgical Company designs, develops, manufactures, and sells implantable lenses for the eye and companion delivery systems used to deliver the lenses into the eye. We are the world’s leading manufacturer of intraocular lenses for patients seeking refractive vision correction, and we also make lenses for use in surgery to treat cataracts. All the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses. We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs.” The field of refractive surgery includes both lens-based procedures, using products like our ICL family of products, and laser-based procedures like LASIK. Successful refractive surgery can correct common vision disorders such as myopia, hyperopia, and astigmatism. Cataract surgery is a common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision. STAAR employs a commercialization strategy that strives for sustainable profitable growth. Our goal is to position our refractive lenses throughout the world as primary and premium solutions for patients seeking visual freedom from wearing glasses or contact lenses while achieving excellent visual acuity through refractive vision correction. We position our IOL lenses used in cataract surgery in standard and premium value segments.

STAAR has significant operations globally. Activities outside the United States (“U.S.”) accounted for 90% of our total sales in the first quarter of 2017, primarily due to the pacing of product approvals and commercialization that tend to occur first outside the U.S. STAAR sells its products in more than 60 countries, with direct distribution in Japan, North America, Spain, Germany, Singapore, the U.K., and independent distribution in the remainder of the world. STAAR maintains operational and administrative facilities in the U.S., Switzerland and Japan.

Recent Developments and Strategic Priorities for 2017

In the first quarter of 2017, quarterly net sales increased 6% from prior year quarter to $20.4 million. Worldwide ICL sales increased 16% and units increased 20% from prior year quarter. In the quarter, ICL sales grew 65% in Canada, 65% in Japan and 45% in China. In regional markets, compared to the prior year quarter, ICL units increased 11% in Europe, Middle East and Africa, and 28% in Asia Pacific. The Asia Pacific growth included a 67% unit increase in India due to larger than normal orders from distributors to compensate for a delay in a registration renewal, which could impact normal import timing in the second quarter of 2017. As expected, unit sales were appreciably down in Korea as a result of various market and economic conditions in Korea. Global Toric ICL shipments continue to account for a growing percentage of the ICL product mix. For the first quarter of 2017, IOL sales and injector parts were lower than prior year first quarter. With the discontinuation of our U.S. silicone IOL business, we anticipate flat to declining growth in 2017 for our IOL products. We are currently experiencing challenges with one of the materials used in our silicone IOL preloaded injectors. We’re addressing the matter and investigating the potential impact, if any. We expect sales of injector parts to increase in coming quarters. With regard to FDA remediation, we have completed our internal work in the first quarter of 2017 and have notified the FDA that we are ready for inspection. Our first-in-man clinical trial for the next generation ICL with EDOF continued in the first quarter and the results continue to be positive. Our goal remains to introduce this upgraded lens, to select surgeons, in 2017.

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

We continue to expect double-digit ICL unit growth over the next twelve months driven primarily by increasing market acceptance of the EVO Visian ICL in established markets with the exception of the U.S. and Korea. We continue to anticipate gross profit as a percentage of sales for full year 2017 to be higher than 2016. In addition, we continue to expect continued investment in our operations, including clinical affairs, corporate infrastructure and systems, marketing and research and development. We continue to expect IOL sales in 2017 to be similar to IOL sales in 2016 with the exception of the decrease associated with the discontinuation of the silicone IOL product line in the U.S. We continue to anticipate 2017 total operating expenses may trend above 2016 total operating expenses.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016.

Immediate Vesting of All Unvested Equity Awards

On February 11, 2016, one of our shareholders increased its beneficial ownership of the Company’s common stock to approximately 26% of all shares outstanding. This triggered the “Change in Control” provision in our Amended and Restated 2003 Omnibus Equity Incentive Plan (“Plan”), which resulted in the immediate vesting of all unvested equity awards outstanding under the Plan (“Acceleration Event”) and our recording an aggregate $6.9 million non-cash charge to stock-based compensation in the condensed consolidated statements of operations on that date ($4.6 million for stock options and $2.3 million for restricted stock and restricted stock units). This $6.9 million charge was recorded and included in the following categories of the condensed consolidated statements of operations for the three months ended April 1, 2016: $2.9 million in general and administrative expenses, $1.5 million in marketing and selling expenses, $1.9 million in research and development expenses and $0.6 million in manufacturing costs. Approximately $3.3 million of the $6.9 million of accelerated charges would have been recognized for stock-based compensation by the Company during fiscal year 2016 if the Change in Control provision had not been triggered.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our condensed consolidated statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.

	Percentage of Net Sales for Three Months
	March 31, 2017	April 1, 2016
Net sales	100.0%	100.0%
Cost of sales	28.4	32.6
Gross profit	71.6	67.4

General and administrative	26.3	43.9
Marketing and selling	32.1	39.8
Research and development	23.5	35.8
	81.9	119.5
Operating loss	(10.3)	(52.2)
Other income, net	0.2	2.1
Loss before provision (benefit) for income taxes	(10.1)	(50.1)
Provision (benefit) for income taxes	0.7	(8.3)
Net loss	(10.8)%	(41.8)%

Net Sales

	Three Months Ended		Percentage Change for Three Months
	March 31, 2017	April 1, 2016	2017 vs. 2016
Net sales	$20,350	$19,269	5.6%
ICL	15,271	13,180	15.9%
IOL	4,606	5,067	(9.1)%
Other	473	1,022	(53.7)%

Net sales for the three months ended March 31, 2017 were $20.4 million, an increase of 6% compared with $19.3 million reported during the same period of 2016.

Total ICL sales for the three months ended March 31, 2017 were $15.3 million, an increase of 16% compared with $13.2 million reported during the same period of 2016. Asia Pacific ICL sales were $8.2 million during the first quarter, an increase of 23% compared to the prior year period, which was comprised of a 28% increase in units and a 4% decrease in average selling prices, driven by a 45% increase in China sales. Unusually strong unit growth in India of 67% was due to larger than normal ordering from our distributors to compensate for a delay in registration renewal which could impact normal import timing during the second quarter of 2017. Also, as anticipated, units were appreciably down in Korea. Europe, Middle East and Africa ICL sales were $5.3 million during the first quarter, an increase of 9% compared to the prior year period, which was comprised of an 11% increase in units and a 2% decrease in average selling prices. North America ICL sales were $1.7 million during the first quarter, an increase of 7% compared to the prior year period, which was comprised of a 6% increase in units and a 1% increase in average selling prices.

Total IOL sales for the three months ended March 31, 2017 were $4.6 million, a decrease of 9% compared with $5.1 million reported during the same period of 2016. The decrease in IOL sales is due to the discontinuance of the silicone IOL product line in the U.S. during 2016. As a result, we anticipate flat to declining growth in IOLs to continue during the remainder of 2017.

Other product sales for the three months ended March 31, 2017 were $0.5 million, a decrease of 54% compared with the $1.0 million reported during the same period of 2016. The decrease in other product sales is due to a decrease in injector part sales. The Company expects injector part sales to increase to normal levels during the remaining months of 2017.

Gross Profit

	Three Months Ended		Percentage Change for Three Months
	March 31, 2017	April 1, 2016	2017 vs. 2016
Gross Profit	$14,577	$12,993	12.2%
Gross Profit Margin	71.6%	67.4%

Gross profit for the quarter ended March 31, 2017 was $14.6 million, or 71.6% of sales, compared with $13.0 million, or 67.4% of sales, in the prior year quarter. This improvement resulted from a favorable mix of higher margin ICL units and lower other cost of sales compared to the first quarter of 2016.

A non-cash charge of $0.6 million was recorded to cost of goods sold in the quarter ended April 1, 2016 due to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change in Control” provision of the Company’s equity incentive plan. This charge decreased the gross profit margin by 290 basis points in the quarter ended April 1, 2016.

General and Administrative

	Three Months Ended		Percentage Change for Three Months
	March 31, 2017	April 1, 2016	2017 vs. 2016
General and Administrative	$5,359	$8,465	(36.7)%
Percentage of Sales	26.3%	43.9%

General and administrative expenses for the quarter were $5.4 million, a decrease of 37% when compared with $8.5 million reported for the same period last year. The decrease was primarily due to lower expenses as a result of the $2.9 million non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provision of the Company’s equity incentive plan and local taxes in Japan recorded during the quarter ended April 1, 2016 that were not repeated during the quarter ended March 31, 2017.

Marketing and Selling

	Three Months Ended		Percentage Change for Three Months
	March 31, 2017	April 1, 2016	2017 vs. 2016
Marketing and Selling	$6,530	$7,675	(14.9)%
Percentage of Sales	32.1%	39.8%

Marketing and selling expenses for the quarter were $6.5 million, a decrease of 15% when compared with $7.7 million reported for the same period last year. The decrease was primarily due to lower expenses as a result of the $1.5 million non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provision of the Company’s equity incentive plan recorded during the quarter ended April 1, 2016 that were not repeated during the quarter ended March 31, 2017, partially offset by increased trade show expenses internationally.

Research and Development

	Three Months Ended		Percentage Change for Three Months
	March 31, 2017	April 1, 2016	2017 vs. 2016
Research and Development	$4,783	$6,906	(30.7)%
Percentage of Sales	23.5%	35.8%

Research and development expenses for the quarter were $4.8 million, a decrease of 31% when compared with $6.9 million reported last year. The decrease was primarily due to lower expenses as a result of the $1.9 million non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provision of the Company’s equity incentive plan recorded during the quarter ended April 1, 2016 that were not repeated during the quarter ended March 31, 2017 and lower quality remediation expenses.

Research and development expense consists primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and the regulatory and clinical activities required to acquire and maintain product approvals globally. These costs are expensed as incurred.

Other Income (Expense), Net

	Three Months Ended		Percentage Change for Three Months
	March 31, 2017	April 1, 2016	2017 vs. 2016
Other Income, Net	$33	$408	(91.9)%

Other income for the quarter was $0.03 million compared to $0.4 million in the first quarter of 2016. The decrease in other income is due to foreign currency transaction gains recorded in the first quarter of 2016, compared to foreign currency transaction losses recorded during the first quarter of 2017.  Foreign currency gains and losses result from transactions primarily denominated in currencies other than the U.S. dollar.

Income taxes

	Three Months Ended		Percentage Change for Three Months
	March 31, 2017	April 1, 2016	2017 vs. 2016
Income tax provision (benefit)	$141	$(1,604)	—	*

* Denotes change is greater than +100%.

The provision for income taxes is determined using an estimated annual effective tax rate.  We recorded an income tax provision of $0.1 million and an income tax benefit of $1.6 million for the three months ended March 31, 2017 and April 1, 2016, respectively.  The income tax provision for the three months ended March 31, 2017 is due primarily to pre-tax income generated in certain higher rate foreign jurisdictions. The income tax benefit for the three months ended April 1, 2016 was primarily due to net operating losses from our foreign operations, primarily due to the acceleration of stock compensation, and tax benefits related to the dissolution of one of our foreign subsidiaries.  We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

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

We believe our current cash balances coupled with cash flow from operating activities will be sufficient to meet our working capital requirements for the foreseeable future. Our need for working capital, and the terms on which financing may be available, will depend in part on our degree of success in maintaining positive cash flow through the strategies described above under the caption “Recent Developments and Strategic Priorities for 2017.”

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of March 31, 2017 and December 30, 2016, respectively, we had $13.6 million and $14.1 million, of cash, cash equivalents, and restricted cash.

Net cash used in operating activities was $0.6 million for the three months ended March 31, 2017 and $3.0 million for the three months ended April 1, 2016. The net cash used in operating activities consisted of net loss of $2.2 million, plus $1.7 million in non-cash items, offset by a $0.1 million decrease in net working capital for the three months ended March 31, 2017.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2017, compared to $1.0 million in net cash used in investing activities for the three months ended April 1, 2016. Net cash used in investing activities was due to the acquisition of property and equipment.

Net cash provided by financing activities was $0.08 million for the three months ended March 31, 2017, compared with $0.7 million in net cash used in financing activities for the three months ended April 1, 2016. The increase in cash provided by financing activities was primarily due to an increase in proceeds from vested restricted stock and exercise of stock options and a decrease in the repurchase of employee common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and interim CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of STAAR Surgical Company and its subsidiaries (the “Company”). Based on that evaluation, our CEO and interim CFO concluded, as of the end of the period covered by this quarterly report on Form 10-Q, that our disclosure controls and procedures were effective. For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and the interim CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud or material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully, in addition to other information contained in this report, the risks and uncertainties described in “Part I-Item 1A-Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 30, 2016. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

	3.1	Certificate of Incorporation, as amended to date.(1)

	3.2	Amended and Restated By-laws.(2)

	4.4	Form of Certificate for Common Stock, par value $0.01 per share.(4)

†	4.5	Amended and Restated 2003 Omnibus Equity Incentive Plan, effective February 25, 2016.(3)

	31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

	31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. *

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 11, 2014.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 27, 2016.

(3)	Incorporated by reference to Appendix 1 of the Company’s Proxy Statement on Form DEF 14A, as- filed with the Commission on May 2, 2016.

(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A, as filed with the Commission on April 18, 2003.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: May 3, 2017	By:	/s/ DEBORAH J. ANDREWS
Deborah J. Andrews

Interim Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)