Form 10-Q
period 2017-09-29
STAAR SURGICAL CO
filed 2017-11-08
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 29, 2017
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

The registrant has 41,164,231 shares of common stock, par value $0.01 per share, issued and outstanding as of October 30, 2017.

STAAR SURGICAL COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	September 29, 2017	December 30, 2016
ASSETS

Current assets:
Cash and cash equivalents	$16,133	$13,999
Accounts receivable trade, net of allowance for doubtful accounts of $2,255 and $2,056, respectively	16,237	16,344
Inventories, net	13,274	14,825
Insurance receivable (Note 12)	7,000	—
Prepayments, deposits and other current assets	4,936	4,349
Total current assets	57,580	49,517
Property, plant and equipment, net	10,999	11,790
Intangible assets, net	326	473
Goodwill	1,786	1,786
Deferred income taxes	1,043	1,105
Other assets	969	772
Total assets	$72,703	$65,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$4,442	$4,283
Accounts payable	5,734	8,311
Obligations under capital leases	1,269	1,198
Litigation settlement obligation (Note 12)	7,000	—
Other current liabilities	7,253	7,275
Total current liabilities	25,698	21,067
Obligations under capital leases	834	1,339
Deferred income taxes	984	881
Asset retirement obligations	203	195
Deferred rent	184	59
Pension liability	4,138	3,997
Total liabilities	32,041	27,538

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized; 41,156 and 40,732 shares issued and outstanding at September 29, 2017 and December 30, 2016, respectively	412	407
Additional paid-in capital	202,148	197,657
Accumulated other comprehensive loss	(788)	(1,050)
Accumulated deficit	(161,110)	(159,109)
Total stockholders’ equity	40,662	37,905
Total liabilities and stockholders’ equity	$72,703	$65,443

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Net sales	$23,473	$20,052	$65,759	$60,295
Cost of sales	6,624	5,180	18,859	17,804

Gross profit	16,849	14,872	46,900	42,491

General and administrative	4,946	4,985	15,065	18,378
Marketing and selling	6,431	7,149	20,282	22,006
Research and development	4,429	4,453	13,924	16,018
Total operating expenses	15,806	16,587	49,271	56,402

Operating income (loss)	1,043	(1,715)	(2,371)	(13,911)

Other income (expense):
Interest expense, net	(27)	(29)	(88)	(85)
Gain (loss) on foreign currency transactions	444	(29)	738	13
Royalty income	141	134	400	507
Other income (expense), net	(19)	(68)	17	(150)
Other income, net	539	8	1,067	285

Income (loss) before provision (benefit) for income taxes	1,582	(1,707)	(1,304)	(13,626)
Provision (benefit) for income taxes	409	71	697	(1,664)
Net income (loss)	$1,173	$(1,778)	$(2,001)	$(11,962)

Net income (loss) per share – basic	$0.03	$(0.04)	$(0.05)	$(0.30)
Net income (loss) per share – diluted	$0.03	$(0.04)	$(0.05)	$(0.30)

Weighted average shares outstanding – basic	41,110	40,486	40,939	40,227
Weighted average shares outstanding – diluted	42,104	40,486	40,939	40,227

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income (loss)	$1,173	$(1,778)	$(2,001)	$(11,962)
Other comprehensive income (loss):
Defined benefit pension plans:
Net change in plan assets	(15)	(11)	(43)	(34)
Reclassification into earnings	20	27	60	80
Foreign currency translation gain (loss)	(51)	232	360	2,000
Tax effect	13	(67)	(110)	(611)
Other comprehensive income (loss), net of tax	(33)	181	267	1,435
Comprehensive income (loss)	$1,140	$(1,597)	$(1,734)	$(10,527)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(2,001)	$(11,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,344	1,933
Amortization of long-lived intangibles	166	171
Deferred income taxes	164	(1,806)
Change in net pension liability	95	390
Loss on disposal of property and equipment	22	65
Stock-based compensation expense	2,185	8,143
Provision for sales returns and bad debts	186	99
Inventory provision	1,267	1,379
Changes in working capital:
Accounts receivable trade	41	1,707
Inventories	725	222
Prepayments, deposits and other current assets	(764)	(1,118)
Accounts payable	(2,751)	594
Other current liabilities	62	1,104
Net cash provided by operating activities	1,741	921

Cash flows from investing activities:
Acquisition of property and equipment	(969)	(2,709)
Net cash used in investing activities	(969)	(2,709)

Cash flows from financing activities:
Repayment of capital lease obligations	(984)	(302)
Proceeds from sale leaseback transactions	—	1,154
Repurchase of employee common stock for taxes withheld	(234)	(611)
Proceeds from vested restricted stock and exercise of stock options	2,276	1,652
Net cash provided by financing activities	1,058	1,893

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	305	777

Increase in cash, cash equivalents, and restricted cash	2,135	882
Cash, cash equivalents, and restricted cash, at beginning of the period	14,118	13,521
Cash, cash equivalents, and restricted cash, at end of the period	$16,253	$14,403

Supplemental Disclosure of Non-Cash Operating Activities
Insurance Receivable	$7,000	$—
Settlement Liability	$7,000	$—

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

The condensed consolidated financial statements for the three and nine months ended September 29, 2017 and September 30, 2016, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 29, 2017 and September 30, 2016, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in 000’s):

	September 29,	December 30,	September 30,	January 1,
	2017	2016	2016	2016
Cash and cash equivalents	$16,133	$13,999	$14,284	$13,402
Restricted cash included in other long-term assets	120	119	119	119
Total cash, cash equivalents, and restricted cash
as shown in the statements of cash flows	$16,253	$14,118	$14,403	$13,521

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

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Prior periods are required to be recast. We will adopt this standard as of December 30, 2017 (beginning of FY 2018) and are currently evaluating the impact ASU 2017-07 may have on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The ASU should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. We will adopt this standard as of December 30, 2017 (beginning of FY 2018) and are currently evaluating the impact ASU 2016-16 may have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)”, which simplifies the test for goodwill impairment. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect ASU 2017-04 to have a material effect on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (beginning of FY 2018) and early adoption is permitted. The Company is currently evaluating the impact ASU 2016-15 may have on its consolidated financial statements.

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

The Company is nearing completion of its assessment and is performing a final review of its evaluation of the new standard, including a detailed review of its revenue streams and contracts.  The majority of the Company’s revenue relates to the sale of implantable lenses (ICLs and IOLs) for which revenue is recognized at a point in time (i.e., typically at shipping point, except for certain customers and for our STAAR Japan subsidiary, which is typically recognized when the customer receives the product). The Company does not believe the adoption of the new standard will materially impact these transactions.  The Company has also determined that it will make accounting policy elections to 1) treat shipping and handling activities that occur after the customer obtains control of the goods as fulfillment costs, and 2) exclude sales and other similar taxes from the measurement of the transaction price. Based on the work performed to date, the Company does not expect adoption of the new standard to have a material impact on its consolidated financial statements.  The Company is still evaluating the effect the standard will have on its financial statement disclosures.  The Company expects to apply the modified retrospective method to adopt the standard on December 30, 2017.

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	September 29,	December 30,
	2017	2016
Raw materials and purchased parts	$2,330	$2,264
Work-in-process	2,363	1,924
Finished goods	11,059	14,268
	15,752	18,456
Less: inventory reserves	2,478	3,631
	$13,274	$14,825

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	September 29,	December 30,
	2017	2016
Prepayments and deposits	$1,944	$1,003
Prepaid insurance	607	935
Income tax receivable	532	686
Consumption tax receivable	325	573
Value added tax (VAT) receivable	809	668
Pension benefit prepayment	90	—
Other current assets(1)	629	484
	$4,936	$4,349

(1) No individual item in “Other current assets” above exceeds 5% of the total prepayments, deposits, and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	September 29,	December 30,
	2017	2016
Machinery and equipment	$17,680	$19,807
Furniture and fixtures	9,410	8,025
Leasehold improvements	9,597	9,179
	36,687	37,011
Less: accumulated depreciation	25,688	25,221
	$10,999	$11,790

During the third quarter of 2017, the Company disposed of approximately $1.6 million of assets which were no longer in service and fully depreciated except for an asset disposal loss of approximately $21,000 which was included in the statement of operations.

Note 5 — Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 29, 2017			December 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Long-lived intangible assets:
Patents and licenses	$9,245	$(8,965)	$280	$9,224	$(8,930)	$294
Customer relationships	1,393	(1,359)	34	1,343	(1,209)	134
Developed technology	886	(874)	12	854	(809)	45
Total	$11,524	$(11,198)	$326	$11,421	$(10,948)	$473

Note 6 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 29, 2017	December 30, 2016
Accrued salaries and wages	$3,080	$2,334
Accrued bonuses	1,680	1,414
Accrued consumption tax	304	424
Accrued insurance	197	501
Accrued income taxes	371	1,095
Other(1)	1,621	1,507
	$7,253	$7,275

(1) No individual item in “Other” above exceeds 5% of the total other current liabilities

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 — Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.

The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$126	$155	$380	$466
Interest cost	15	19	43	54
Expected return on plan assets	(25)	(24)	(71)	(69)
Net amortization of transitional obligation (a)	3	3	9	10
Actuarial loss recognized in current period (a)	17	24	51	70
Total	$136	$177	$412	$531

(a) Amounts reclassified from accumulated other comprehensive loss.

During the nine months ended September 29, 2017 and September 30, 2016, the Company made cash contributions of approximately $518,000 and $419,000, respectively, to its Swiss pension plan and the Company is not required to make additional cash contributions during the remainder of 2017. The Company currently is not required to and does not make contributions to its Japan pension plan.

Note 8 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Numerator:
Net income (loss)	$1,173	$(1,778)	$(2,001)	$(11,962)
Denominator:
Weighted average common shares outstanding	41,131	40,501	40,960	40,242
Less: Unvested restricted stock	21	15	21	15
Denominator for basic and diluted calculation	41,110	40,486	40,939	40,227
Effect of dilutive shares:
Options	837	—	—	—
Restricted stock and units	157	—	—	—
Denominator for diluted calculation	42,104	40,486	40,939	40,227
Net income (loss) per share – basic	$0.03	$(0.04)	$(0.05)	$(0.30)
Net income (loss) per share – diluted	$0.03	$(0.04)	$(0.05)	$(0.30)

The following table sets forth the weighted average number of options to purchase shares of common stock and restricted stock and units, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive (in thousands).

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Options	1,545	2,134	2,497	2,937
Restricted stock and units	—	60	159	48
Total	1,545	2,194	2,656	2,985

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Geographic and Product Data

The Company markets and sells its products in over 60 countries and conducts its manufacturing in the United States. Other than China, Japan, and the United States, the Company does not conduct business in any country in which its sales exceed 10% of worldwide consolidated sales. Sales are generally attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
China	$7,164	$4,254	$17,489	$11,749
Japan	4,633	4,029	12,849	12,258
United States	1,896	2,419	5,946	7,355
Other	9,780	9,350	29,475	28,933
Total	$23,473	$20,052	$65,759	$60,295

100% of the Company’s sales are generated from the ophthalmic surgical product segment and the chief operating decision maker makes operating decisions and allocates resources based upon the consolidated operating results, and therefore the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are implantable Collamer lenses (“ICLs”) used in refractive surgery and intraocular lenses (“IOLs”) used in cataract surgery. The composition of the Company’s net sales by product line is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
ICLs	$18,110	$14,801	$49,698	$43,389
IOLs	3,892	4,649	12,875	14,783
Other surgical products	1,471	602	3,186	2,123
Total	$23,473	$20,052	$65,759	$60,295

One customer, our distributor in China, accounted for 31% and 27% of net sales for the three and nine months ended September 29, 2017, respectively, and the same customer accounted for 21% and 19% of net sales for the three and nine months ended September 30, 2016, respectively. As of September 29, 2017 and December 30, 2016, respectively, one customer, our distributor in China, accounted for 26% and 22% of consolidated trade receivables.

Note 10 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Employee stock options	$443	$208	$1,204	$5,257
Restricted stock	50	32	136	259
Restricted stock units	314	146	845	2,569
Nonemployee stock options	—	—	—	58
Total	$807	$386	$2,185	$8,143

The Company recorded stock-based compensation costs in the following categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Cost of sales	$2	$—	$6	$560
General and administrative	377	248	1,035	3,936
Marketing and selling	214	72	558	1,544
Research and development	214	66	586	2,103
Total stock compensation expense	807	386	2,185	8,143
Amounts capitalized as part of inventory	107	39	269	227
Total	$914	$425	$2,454	$8,370

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Option Plan

Our Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”), and performance contingent stock units. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three-year period, or as determined by our Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting under certain circumstances in the event of a change in control (as defined in the Plan). Pursuant to the Plan, options for 3,826,956 shares were outstanding at September 29, 2017 with exercise prices ranging between $0.95 and $17.62 per share. Restricted stock grants under the Plan generally vest over a period between one to four years. There were 20,833 shares of restricted stock and 438,039 RSUs outstanding at September 29, 2017. As of September 29, 2017, there were 1,273,420 shares authorized and available for grants under the Plan.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted is derived from the historical exercises and post-vesting cancellations and represents the period of time that options granted are expected to be outstanding. The Company has calculated an 11.3% estimated forfeiture rate based on historical forfeiture experience. The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Expected dividend yield	0%	0%	0%	0%
Expected volatility	57%	57%	57%	57%
Risk-free interest rate	1.83%	1.19%	1.95%	1.34%
Expected term (in years)	5.67	5.57	5.67	5.57

A summary of option activity under the Plan for the nine-month period ended September 29, 2017 is presented below:

Options Shares (000’s)
Outstanding at December 30, 2016	3,502
Granted	829
Exercised	(334)
Forfeited or expired	(170)
Outstanding at September 29, 2017	3,827
Exercisable at September 29, 2017	2,752

A summary of restricted stock and RSU activity under the Plan for the nine-month period ended September 29, 2017 is presented below:

	Restricted Shares (000’s)	RSUs (000’s)
Outstanding at December 30, 2016	23	274
Granted	21	291
Vested	(23)	(93)
Forfeited	—	(34)
Outstanding at September 29, 2017	21	438

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Income Taxes

As discussed in Note 1 of the notes to the condensed consolidated financial statements, the Company adopted an accounting standards update regarding the recognition of excess tax benefits through the income statement upon settlement of share-based compensation awards. As the Company has a full valuation allowance, any realized benefits would be offset by the valuation allowance with no impact to the tax provision. Accordingly, there is no benefit reflected in the current tax provision and no restatement of the prior period.

The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.

The Company recorded an income tax provision of $0.4 million and $0.7 million for the three and nine months ended September 29, 2017 primarily due to pre-tax income generated in certain foreign jurisdictions.  There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.

The income tax benefit of $1.7 million for the nine months ended September 30, 2016 was primarily due to net operating losses from our foreign operations, primarily due to the acceleration of stock compensation and tax benefits related to the dissolution of one of our foreign subsidiaries.

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

Note 12 — Commitments and Contingencies

Lines of Credit

Since 1988, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement, as amended on or about November 21, 2016, with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.12% as of September 29, 2017) plus a 0.50% spread, and may be renewed annually (the current line expires on November 21, 2017).  The credit facility is not collateralized.  The Company had 500,000,000 Yen outstanding on the line of credit as of September 29, 2017 and December 30, 2016 (approximately $4.4 million and $4.3 million based on the foreign exchange rates on September 29, 2017 and December 30, 2016, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of September 29, 2017, there were no available borrowings under the line.

In August 2010, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a credit agreement with Credit Suisse (the Bank). The credit agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) ($1.0 million at the rate of exchange on September 29, 2017), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The credit agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The credit agreement may be terminated by either party at any time in accordance with its general terms and conditions. The credit facility is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions as defined in the credit agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of September 29, 2017 and December 30, 2016.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this filing.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Line of Credit (Capital Leases)

On January 30, 2017, the Company entered into lease schedule 010 with Farnam Street Financial, Inc (“Farnam”). The line of credit provides for borrowings of up to $2.0 million at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. Interim rent is paid until the full amount of the line is used at which time the lease commences. As of September 29, 2017, approximately $737,456 of the line was available for borrowing.

On January 31, 2017, the Company entered into lease schedule 009R with Farnam. Under 009R, equipment with a cost of $1,957,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option. As of September 29, 2017, approximately $1,310,609 was outstanding.

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

Stockholder Securities Litigation: Todd Action

On July 8, 2014, a putative securities class action lawsuit was filed by Edward Todd against STAAR and three officers in the U.S. District Court for the Central District of California. The plaintiff claims that STAAR made misleading statements to and omitted material information from our investors between February 27, 2013 and September 29, 2014 about alleged regulatory violations at STAAR’s Monrovia manufacturing facility. On October 20, 2014, plaintiff amended its complaint, dismissed two Company officers, added one other officer, reduced the alleged Class Period to November 1, 2013 through September 29, 2014, and demanded compensatory damages and attorneys’ fees. On January 5, 2017, the court granted plaintiff’s Motion for Class Certification. On June 20, 2017, plaintiff sought preliminary approval of a proposed class action settlement in the amount of $7,000,000. The settlement documents filed by the plaintiff included a “Stipulation and Agreement of Settlement” that provided, among other things, that the $7,000,000 settlement amount “shall be wired on behalf of all Defendants and Released Persons out of insurance proceeds from STAAR’s Insurance Policies into the Settlement Escrow Account.” The Company determined it was probable the insurance carriers would satisfy their obligation. On July 10, 2017, the court granted the plaintiff’s application for preliminary approval of the class action settlement. On or about July 28, 2017, the Company’s insurance carriers directly funded the entire settlement amount to the court-authorized escrow account. On October 23, 2017, the court granted plaintiff’s application for final approval of the class action settlement in the amount of $7,000,000. A third-party claims administrator will administer and oversee distribution of the settlement funds to qualified class members, pursuant to the process approved by the court. The Company recorded the liability associated with the settlement and the corresponding insurance receivable of $7,000,000 as of September 29, 2017. These entries did not have any impact on the statement of operations or cash flows for the nine months ended September 29, 2017. As of October 23, 2017, the Company, upon the Court’s final approval, relieved both the payable and the receivable off of its consolidated balance sheet.

Stockholder Derivative Litigation: Forestal Action

On June 21, 2016, Kevin Forestal filed a stockholder derivative complaint against our then-current Board of Directors, which included Caren Mason, Mark B. Logan, Stephen C. Farrell, Richard A. Meier, John C. Moore, J. Steven Roush, Louis E. Silverman, and William P. Wall, and STAAR as well as Barry G. Caldwell and John S. Santos in the U.S. District Court for the Central District of California. The plaintiff alleges breaches of fiduciary duties by, among other things, allowing STAAR to disseminate misleading statements to investors regarding the condition of the Company’s Quality System, failing to properly oversee the Company, and unjust enrichment. The complaint seeks damages, restitution and governance reforms, attorneys’ fees, and costs. On January 31, 2017, the court granted the Company’s Motion to Dismiss. On February 6, 2017, plaintiff filed a Notice of Appeal, and on July 17, 2017 plaintiff filed his appellate brief. On September 14, 2017, the Company filed its appellate answering brief. Although the ultimate outcome of this action cannot be determined with certainty, the Company believes that the allegations in the Complaint are without merit. The Company has not recorded any loss or accrual in the accompanying condensed consolidated financial statements at September 29, 2017 and December 30, 2016 for this matter as the likelihood and amount of loss, if any, has not been determined and is not currently estimable.

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

Note 13 — Reclassifications

The Company reclassified inventory reserves from Changes in Working Capital - Inventory in the Statement of Cash Flows to the non-cash section of the Statement for both the nine months ended September 29, 2017 and September 30, 2016. The Company also reclassified $65,000 from Cash Proceeds from Sale of Property and Equipment to Loss on Disposal of Property and Equipment for the nine months ended September 30, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of new or improved products (including the Toric ICL in the U.S.); commercialization of new or improved products; the nature, timing and likelihood of resolving issues cited in the FDA’s 2014 Warning Letter or 2015 FDA-483; future economic conditions or size of market opportunities; expected costs of quality system and completion of FDA remediation efforts; statements of belief, including as to achieving 2017 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

STAAR has significant operations globally. Activities outside the United States (“U.S.”) accounted for 92% of our total sales in the third quarter of 2017, primarily due to the pacing of product approvals and commercialization that tend to occur first outside the U.S. STAAR sells its products in more than 60 countries, with direct distribution in Japan, North America, Spain, Germany, Singapore, the U.K., and independent distribution in the remainder of the world. STAAR maintains operational and administrative facilities in the U.S., Switzerland and Japan.

Recent Developments and Strategic Priorities for 2017

In the third quarter of 2017, quarterly net sales increased 17% from prior year quarter to $23.5 million. Worldwide ICL sales increased 22% and units increased 18% from prior year quarter. In the quarter, ICL sales grew 256% in Canada, 32% in Japan and 69% in China. In regional markets, compared to the prior year quarter, ICL sales increased 10% in North America, 6% in Europe, Middle East and Africa, and 35% in Asia Pacific, in spite of planned challenges in Korea. Global Toric ICL shipments continue to account for a growing percentage of the ICL product mix. For the third quarter of 2017, injector part sales were significantly higher than prior year third quarter. We continue to recover from challenges with one of the materials used in our silicone IOL preloaded injectors. During the third quarter of 2017, we continued to enter into new strategic business agreements with customers, and renew or extend existing agreements.

With the discontinuation of our U.S. silicone IOL business and sales impacted by the materials challenge in our silicone IOL preloaded injectors, we expect that IOL sales will decrease in the fourth quarter of 2017 compared to the fourth quarter of 2016. We expect sales of injector parts to continue to increase compared to prior year in the fourth quarter of 2017. In September, our Notified Body in the European Union, DEKRA, approved an expanded age range for our EVO Visian ICL for myopia from adults aged 21 to 45 years old to adults aged 21 to 60 years old. Our first-in-man clinical trial for the next generation ICL with EDOF continued in the third quarter and the results continue to be positive.

For 2017, our strategic priorities remain as follows:

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

We continue to expect double-digit ICL unit growth in 2017 driven primarily by increasing market acceptance of the EVO Visian ICL in established markets with the exception of the U.S. and Korea. We continue to anticipate gross profit as a percentage of sales for full year 2017 to be higher than 2016. We continue to expect operating expenses for 2017 will be below operating expenses in 2016. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies, and companies.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Financial Statements provided in this report, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 29, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our condensed consolidated statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Nine Months
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	28.2	25.8	28.7	29.5
Gross profit	71.8	74.2	71.3	70.5

General and administrative	21.1	24.9	22.9	30.5
Marketing and selling	27.4	35.7	30.8	36.5
Research and development	18.9	22.2	21.2	26.6
	67.4	82.8	74.9	93.6
Operating income (loss)	4.4	(8.6)	(3.6)	(23.1)
Other income (expense), net	2.3	0.2	1.6	0.5
Income (loss) before provision for income taxes	6.7	(8.4)	(2.0)	(22.6)
Provision (benefit) for income taxes	1.7	0.4	1.1	(2.8)
Net income (loss)	5.0%	(8.8)%	(3.1)%	(19.8)%

Net Sales

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2017	September 30, 2016	2017 vs. 2016	September 29, 2017	September 30, 2016	2017 vs. 2016
Net sales	$23,473	$20,052	17.1%	$65,759	$60,295	9.1%

ICL	18,110	14,801	22.4	49,698	43,389	14.5
IOL	3,892	4,649	(16.3)	12,875	14,783	(12.9)
Other	1,471	602	144.4	3,186	2,123	50.1

Net sales for the three months ended September 29, 2017 were $23.5 million, an increase of 17% compared with $20.1 million reported during the same period of 2016. Total sales for the nine months ended September 29, 2017 were $65.8 million, an increase of 9.1% compared with $60.3 million reported during the same period of 2016. The effect of exchange rate changes had an unfavorable impact on net sales of $0.3 million and $0.4 million, respectively, during the three and nine months ended September 29, 2017.

Total ICL sales for the three months ended September 29, 2017 were $18.1 million, an increase of 22% compared with $14.8 million reported during the same period of 2016. North America ICL sales were $1.6 million during the third quarter, an increase of 10% in both sales and units compared to the prior year period. The increase in North America ICL sales was driven by a 256% increase in Canada sales as a result of the successful commercialization of the EVO Toric ICL which was introduced late in the third quarter of 2016. APAC ICL sales were $11.0 million during the third quarter of 2017, an increase of 35% compared to the prior year period, which was comprised of a 34% increase in units and a 1% increase in average selling prices, driven by strong double-digit growth in China, Japan, and APAC distributor markets. EMEA ICL sales were $5.4 million during the third quarter, an increase of 6% compared to the prior year period, which was comprised of an 8% decrease in units and a 15% increase in average selling prices.

Total ICL sales for the nine months ended September 29, 2017 were $49.7 million, a 15% increase compared with $43.4 million reported during the same period of 2016. Total ICL units increased 16% and average selling prices decreased 1%. EMEA ICL sales were $16.3 million for the nine months ended September 29, 2017, a 5% increase compared to $15.5 million reported in the same period in 2016 which was comprised of a 2% increase in units and a 3% increase in average selling prices. APAC ICL sales were $28.2 million for the nine months ended September 29, 2017, a 21% increase compared to $23.2 million reported during the same period of 2016. The increase was comprised of 25% increase in units and a 3% decrease in average selling prices. The increase was driven by a 49% increase in China sales, partially offset by lower sales in India and Korea. North America ICL sales were $5.1 million during the nine months ended September 29, 2017, an 11% increase in sales and units compared to the same period in 2016.

Total IOL sales for the three months ended September 29, 2017 were $3.9 million, a decrease of 16% compared with $4.6 million reported during the same period of 2016. Total IOL sales for the nine months ended September 29, 2017 were $12.9 million, a 13% decrease compared with $14.8 million reported during the same period in 2016. The decline for both the three and nine-month periods was due to the discontinuance of the silicone IOL product line in the U.S. during 2016 and due to production issues with one of the materials used in our silicone IOL preloaded injectors which has resulted in lower than planned IOL sales in Japan.

Other product sales for the three months ended September 29, 2017, were $1.5 million, an increase of 144% compared with the $0.6 million reported during the same period of 2016. Total other product sales for the nine months ended September 29, 2017 were $3.2 million, a 50% increase compared with $2.1 million reported during the same period in 2016. The increase in other product sales is due to an increase in injector part sales as expected.

Gross Profit

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2017	September 30, 2016	2017 vs. 2016	September 29, 2017	September 30, 2016	2017 vs. 2016
Gross Profit	$16,849	$14,872	13.3%	$46,900	$42,491	10.4%
Gross Profit Margin	71.8%	74.2%		71.3%	70.5%

Gross profit for the three months ended September 29, 2017 was $16.8 million, or 71.8% of revenue, compared with $14.9 million, or 74.2% of revenue, in the prior year period. The decrease in gross margin for the quarter is due to unfavorable product mix due to increased sales of low margin injector parts, increased inventory provisions due to timing, and an increase in ICL unit costs, partially offset by an increased sales mix of Toric ICLs.

Gross profit for the nine months ended September 29, 2017 was $46.9 million, or 71.3% of revenue, compared with $42.5 million, or 70.5% of revenue, in the prior year period. The increase in gross margin for the first nine months of 2017 is due to an increased sales mix of Toric ICLs, the cost of sales related to the $0.6 million non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provision of the Company’s equity incentive plan recorded in the first nine months of 2016 which was not repeated in 2017, and lower inventory provisions, partially offset by unfavorable product mix due to increased sales of low margin injector parts, and lower average selling prices.

General and Administrative

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2017	September 30, 2016	2017 vs. 2016	September 29, 2017	September 30, 2016	2017 vs. 2016
General and Administrative	$4,946	$4,985	(0.8)%	$15,065	$18,378	(18.0)%
Percentage of Net Sales	21.1%	24.9%		22.9%	30.5%

General and administrative expenses for the nine months ended September 29, 2017 were $15.1 million, a decrease of 18% when compared with $18.4 million reported for the same period last year. The decrease was primarily due to lower stock based compensation expenses due to the $2.9 million non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provision of the Company’s equity incentive plan recorded during the first nine months of 2016 which were not repeated in the first nine months of 2017. General and administrative expenses for the first nine months of 2017 were also lower due to decreased compensation expenses.

Marketing and Selling

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2017	September 30, 2016	2017 vs. 2016	September 29, 2017	September 30, 2016	2017 vs. 2016
Marketing and Selling	$6,431	$7,149	(10.0)%	$20,282	$22,006	(7.8)%
Percentage of Net Sales	27.4%	35.7%		30.8%	36.5%

Marketing and selling expenses for the three months ended September 29, 2017 were $6.4 million, a decrease of 10% when compared with $7.1 million reported for the same period last year. The decrease was due to the timing of the ESCRS which was held in the third quarter of 2016 and will be held in the fourth quarter of 2017, partially offset by increased sales rep expenses in China. The Company expects fourth quarter 2017 expenses will be higher for this reason.

Marketing and selling expenses for the nine months ended September 29, 2017 were $20.3 million, a decrease of 8% when compared with $22.0 million reported for the same period last year. The decrease is primarily due to lower stock based compensation expenses due to the $1.5 million non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provision of the Company’s equity incentive plan recorded during the first nine months of 2016 which was not repeated in the first nine months of 2017 and due to lower overall headcount and promotional costs in Japan.

Research and Development

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2017	September 30, 2016	2017 vs. 2016	September 29, 2017	September 30, 2016	2017 vs. 2016
Research and Development	$4,429	$4,453	(0.5)%	$13,924	$16,018	(13.1)%
Percentage of Net Sales	18.9%	22.2%		21.2%	26.6%

Research and development expenses for the nine months ended September 29, 2017 were $13.9 million, a 13.1% decrease compared to $16.0 million for the same prior year period. The decrease is primarily due to lower stock based compensation expenses due to the $1.9 million non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provision of the Company’s equity incentive plan recorded during the first nine months of 2016 which was not repeated in the first nine months of 2017.

Research and development expense consists primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and the regulatory and clinical activities required to acquire and maintain product approvals globally. These costs are expensed as incurred.

Other Income, Net

	Three Months Ended		Percentage Change		Nine Months Ended		Percentage Change
	September 29, 2017	September 30, 2016	2017 vs. 2016		September 29, 2017	September 30, 2016	2017 vs. 2016
Other income, net	$539	$8	—	*	$1,067	$285	—	*

* Denotes change is greater than +100%

The change in other income, net for the three and nine months ended September 29, 2017 is primarily due to foreign currency transaction gains.

Income Taxes

	Three Months Ended		Percentage Change		Nine Months Ended		Percentage Change
	September 29, 2017	September 30, 2016	2017 vs. 2016		September 29, 2017	September 30, 2016	2017 vs. 2016
Provision (benefit) for income taxes	$409	$71	—	*	$697	$(1,664)	—	*

* Denotes change is greater than +100%

The provision for income taxes is determined using an estimated annual effective tax rate.  We recorded an income tax provision of $0.4 million and $0.7 million, respectively, for the three and nine months ended September 29, 2017.  The income tax provision for the three and nine months ended September 29, 2017 is due primarily to pre-tax income generated in certain higher rate foreign jurisdictions. The income tax benefit for the nine months ended September 30, 2016 was primarily due to net operating losses from our foreign operations, primarily due to the acceleration of stock compensation, and tax benefits related to the dissolution of one of our foreign subsidiaries.  We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

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

With continued expanding ICL sales and gross margins, the Company has been able to invest in its operations while maintaining its cash balances. Since 2014, we have maintained an average cash balance of approximately $13.5 million through the second quarter of 2017, increasing to $16.3 million at the end of the third quarter of 2017 and went from using approximately $8.0 million in cash for operating activities in 2014 to generating $1.8 million from operating activities during the first nine months of 2017. As we shift from remediation to commercialization, we expect to invest more in sales and marketing while maintaining quality. We believe these investments will accelerate high margin sales which should result in a significantly improved cash position and profitability.

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

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of September 29, 2017 and December 30, 2016, respectively, STAAR had $16.3 million and $14.1 million, of cash, cash equivalents and restricted cash.

Net cash provided by operating activities was $1.8 million and $0.9 million for the nine months ended September 29, 2017 and September 30, 2016, respectively. The net cash provided by operating activities for the nine months ended September 29, 2017, resulted from a net loss of $2.0 million, offset by $6.4 million in non-cash items and decreased by a $2.7 million increase in net working capital.

Net cash used in investing activities was $1.0 million for the nine months ended September 29, 2017, compared to $2.7 million in net cash used in investing activities for the nine months ended September 30, 2016. Net cash used in investing activities for both periods was due to the acquisition of property, plant and equipment.

Net cash provided by financing activities was $1.1 million and $1.9 million for the nine months ended September 29, 2017 and September 30, 2016, respectively. Net cash provided by financing activities during the first nine months of 2017 resulted primarily from the proceeds from vested restricted stock and exercises of stock options and proceeds from sale-leaseback transactions, partially offset by purchase of employee common stock for taxes withheld and the repayment of capital lease obligations.

Credit Facilities and Commitments

Lines of Credit and Lease Line of Credit (Capital Leases)

See Note 12 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of September 29, 2017.

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

During the nine months ended September 29, 2017, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

ITEM 4 .	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by this quarterly report on Form 10-Q, that our disclosure controls and procedures were effective. For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective August 10, 2017, we entered into a standard commercial lease extending to October 31, 2020 the term of our lease regarding a portion of our corporate headquarters located in Monrovia, California.

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(4)

4.4	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.5	Amended and Restated Omnibus Equity Incentive Plan, effective February 25, 2016.(2)

10.45	Letter of the Company dated September 27, 2017 to Deborah Andrews, Vice President of Finance, Chief Financial Officer, regarding compensation.(5)

10.46	Lease dated August 10, 2017 by and between the Company and 2000 Gold L.P.*

31.1	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended September 29, 2017, formatted in Extensible Business Reporting Language (XBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 11, 2014.
(2)	Incorporated by reference to Appendix 1 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on May 2, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A as filed with the Commission on April 18, 2003.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for period ended June 30, 2017, as filed with the Commission on August 2, 2017.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 28, 2017.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: November 8, 2017	By: /s/ DEBORAH J. ANDREWS
Deborah J. Andrews

Chief Financial Officer
(on behalf of the Registrant and as it’s
principal financial officer)

