Form 10-Q
period 2018-03-30
STAAR SURGICAL CO
filed 2018-05-02
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2018
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

The registrant has 41,620,416 shares of common stock, par value $0.01 per share, issued and outstanding as of April 27, 2018.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	March 30, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,771	$18,520
Accounts receivable trade, net of allowance for doubtful accounts of $395 and $350, respectively	22,960	20,035
Inventories, net	13,444	13,674
Prepayments, deposits, and other current assets	4,936	4,207
Total current assets	62,111	56,436
Property, plant and equipment, net	11,856	9,776
Intangible assets, net	278	271
Goodwill	1,786	1,786
Deferred income taxes	1,265	1,242
Other assets	996	967
Total assets	$78,292	$70,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,706	$4,438
Accounts payable	8,239	6,033
Obligations under capital leases	1,896	1,278
Allowance for sales returns	2,685	2,546
Other current liabilities	8,070	7,339
Total current liabilities	25,596	21,634
Obligations under capital leases	1,153	531
Deferred income taxes	414	350
Asset retirement obligations	215	202
Deferred rent	185	172
Pension liability	4,812	4,653
Total liabilities	32,375	27,542
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 41,592 and 41,383 shares issued and outstanding at March 30, 2018 and December 29, 2017, respectively	416	414
Additional paid-in capital	206,795	204,920
Accumulated other comprehensive loss	(629)	(1,150)
Accumulated deficit	(160,665)	(161,248)
Total stockholders’ equity	45,917	42,936
Total liabilities and stockholders’ equity	$78,292	$70,478

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017

Net sales	$27,093	$20,350
Cost of sales	7,662	5,773
Gross profit	19,431	14,577

Selling, general and administrative expenses:
General and administrative	6,209	5,348
Marketing and selling	7,380	6,530
Research and development	5,043	4,783
Total selling, general and administrative expenses	18,632	16,661

Operating income (loss)	799	(2,084)

Other income (expense):
Interest expense, net	(12)	(28)
Loss on foreign currency transactions	(77)	(86)
Royalty income	157	131
Other income, net	17	5
Other income, net	85	22

Income (loss) before provision for income taxes	884	(2,062)
Provision for income taxes	301	141
Net income (loss)	$583	$(2,203)

Net income (loss) per share – basic	$0.01	$(0.05)
Net income (loss) per share – diluted	$0.01	$(0.05)

Weighted average shares outstanding – basic	41,410	40,749
Weighted average shares outstanding – diluted	43,087	40,749

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017

Net income (loss)	$583	$(2,203)
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(9)	(14)
Reclassification into other income, net	25	18
Foreign currency translation gains	728	448
Tax effect	(223)	(133)
Other comprehensive income, net of tax	521	319
Comprehensive income (loss)	$1,104	$(1,884)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$583	$(2,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	549	756
Amortization of intangibles	9	54
Deferred income taxes	92	(7)
Change in net pension liability	87	66
Loss on disposal of property and equipment	6	—
Stock-based compensation expense	1,301	510
Provision for sales returns and bad debts	514	232
Inventory provision	506	301
Changes in working capital:
Accounts receivable	(2,755)	624
Inventories	(396)	101
Prepayments, deposits, and other current assets	(730)	(1,083)
Accounts payable	2,038	(1,157)
Other current liabilities	726	1,114
Net cash provided by (used in) operating activities	2,530	(692)

Cash flows from investing activities:
Acquisition of property and equipment	(965)	(246)
Net cash used in investing activities	(965)	(246)

Cash flows from financing activities:
Repayment of capital lease obligations	(380)	(301)
Repurchase of employee common stock for taxes withheld	—	(217)
Proceeds from vested restricted stock and exercise of stock options	454	597
Net cash provided by financing activities	74	79

Effect of exchange rate changes on cash, cash equivalents and restricted cash	612	360
Increase (decrease) in cash, cash equivalents and restricted cash	2,251	(499)
Cash, cash equivalents and restricted cash, at beginning of year	18,641	14,118
Cash, cash equivalents and restricted cash, at end of year	$20,892	$13,619

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in Comprehensive Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of December 29, 2017 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

The Condensed Consolidated Financial Statements for the three months ended March 30, 2018 and March 31, 2017, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 30, 2018 and March 31, 2017, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in 000’s):

	March 30, 2018	December 29, 2017	March 31, 2017
Cash and cash equivalents	$20,771	$18,520	$13,500
Restricted cash included in other long-term assets	121	121	119
Total cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$20,892	$18,641	$13,619

The Company has restricted cash of approximately $121,000 set aside as collateral for a standby letter of credit required by the California Department of Public Health for unforeseen future regulatory costs related to the decommissioning of certain manufacturing equipment.

Revenue

On December 30, 2017 (beginning of FY 2018), the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and its subsequent amendments: (i) ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; (ii) ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” (iii) ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; (iv) ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and (v) ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606”, using the modified retrospective method, and determined that there was no cumulative effect adjustment on the Consolidated Financial Statements. The Company determined that the adoption of the new standard did not materially impact the revenue recognition on its Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Revenue (Continued)

The Company recognizes revenue when its contractual performance obligations with customers are satisfied. The Company’s performance obligations are generally limited to single sales orders with product shipping to the customer within a month of receipt of the sales order. Substantially all of the Company’s revenues are recognized at a point-in-time when control of its products transfers to the customer, which is typically upon shipment (as discussed below). The Company presents sales tax and similar taxes it collects from its customers on a net basis (excluded from revenues).

The Company sells certain injector parts to an unrelated customer and supplier (collectively referred to as “supplier”) whereby these injector part sales are either made as a final sale to the supplier or, are sold to be combined with an acrylic IOL by the supplier into finished goods inventory (a preloaded acrylic IOL). These finished goods are then sold back to the Company at an agreed upon, contractual price. The Company makes a profit margin on either type of sale with the supplier and each type of sale is made under separate purchase and sales orders between the two parties resulting in cash settlement for the orders sold or repurchased. For parts that are sold as a final sale, the Company recognizes a sale and those sales are classified as other product sales in total net sales. For the injector parts that are sold to be combined with an acrylic IOL into finished goods, the Company records the transaction at its carrying value deferring any profit margin as contra-inventory, until the finished goods inventory is sold to an end-customer (not the supplier) at which point the Company recognizes revenues.

For all sales, the Company is considered the principal in the transaction as the Company is the party providing specified goods it has control over prior to when control is transferred to the customer. Cost of sales includes cost of production, freight and distribution, royalties, and inventory provisions, net of any purchase discounts. Shipping and handling activities that occur after the customer obtains control of the goods are recognized as fulfillment costs.

The Company generally permits returns of product if the product is returned within the time allowed by its return policies and records an allowance for estimated returns at the time revenue is recognized. The Company’s allowance for estimated returns considers historical trends and experience, the impact of new product launches, the entry of a competitor, availability of timely and pertinent information and the various terms and arrangements offered, including sales with extended credit terms. For estimated returns, sales are reported net of estimated returns and cost of sales are reported net of estimated returns that can be resold. On the Condensed Consolidated Balance Sheets, the balances associated for estimated sales returns are as follows:

	March 30, 2018	December 29, 2017
Estimated returns - inventory(1)	$631	$534
Allowance for sales returns	2,685	2,546

(1)	Recognized in inventories, net on the Condensed Consolidated Balance Sheets

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

The Company disaggregates its revenue into the following categories: non-consignment sales, consignment sales and royalty income.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Revenue (Continued)

Non-consignment Sales

The Company recognizes revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for the STAAR Japan subsidiary, which is typically recognized when the customer receives the product. The Company does not have significant deferred revenues as of March 30, 2018 or March 31, 2017, as delivery to the customer is generally made within the same or the next day of shipment.

The Company also enters into certain strategic cooperation agreements with customers in which, as consideration for minimum purchase commitments the customers make, the Company agrees, among other things, to pay for marketing, educational training and general support of the Company’s products. The provisions in these arrangements allow for these payments to be made directly to the customer in lieu of marketing and support or, payments can be made for distinct marketing, educational training and general support services provided by the customer or another party. For payments the Company makes to another party, or reimburses the customer, for distinct marketing and support services, the Company recognizes these payments as sales and marketing expense as incurred. These agreements are generally for periods of 12 months with quarterly minimum purchase commitments. The Company recognizes sales and marketing expenses in the period in which it expects the customer will achieve its minimum purchase commitment, generally quarterly, and any unpaid amounts are recorded in Other Current Liabilities in “Other” on the Condensed Consolidated Statements of Operations, see Note 6. Reimbursements made directly to the customer for general marketing incentives are treated as a reduction in revenues. The Company’s performance obligations generally occur in the same quarter as the shipment of product.

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and the shipments made by the Company to that customer, there is no remaining performance obligation by the Company to the customer. Accordingly, there are no deferred revenues associated with these types of arrangements as of March 30, 2018 and March 31, 2017.

Consignment Sales

The Company’s products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs and ICLs may be offered to surgeons and hospitals on a consignment basis. The Company maintains title and risk of loss of consigned inventory and recognizes revenue for consignment inventory at a point-in-time when the Company is notified that the lenses have been implanted, and so the performance obligation occurs at a point in time.

Royalty Income

From time to time, the Company licenses its patents to third parties in connection with the manufacture of product. One type of licensing contract requires that the licensee pay the Company a quarterly royalty based on a percentage of the licensee’s quarterly sales. The Company recognizes the revenue at a point-in-time, typically quarterly based on various factors including information from the licensee, historical performance and contract minimums. Another type of licensing contract requires that the licensee pay the Company a lump sum royalty once certain milestones are achieved, such as upon the first commercial sale of a product incorporating a licensed patent or technology (performance obligation occurs over a period of time); no such income was recognized for the three months ended March 30, 2018 and March 31, 2017.

See Note 9 for additional information on disaggregation of revenues, geographic sales information and product sales.

The following table summarizes the impact of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements for March 30, 2018:

	As Reported	Adjustments	Balances without the adoption of 606
Accounts receivable trade, net	$22,960	$(2,685)	$20,275
Total current assets	62,111	(2,685)	59,426
Total assets	78,292	(2,685)	75,607
Allowance for sales returns	2,685	(2,685)	—
Total current liabilities	25,596	(2,685)	22,911
Total liabilities	32,375	(2,685)	29,690
Total liabilities and stockholders’ equity	78,292	(2,685)	75,607

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements

On December 30, 2017 (beginning of FY 2018), the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The adoption of ASU 2017-09 did not have a material impact on the Condensed Consolidated Financial Statements.

On December 30, 2017 (beginning of FY 2018), the Company adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The adoption of ASU 2017-09 did not have a material impact on the Condensed Consolidated Financial Statements, however the Company reclassified the non-service component of net periodic pension costs from selling, general and administrative expense to other income, net, for the three months ended March 31, 2017 to confirm with current presentation.

On December 30, 2017 (beginning of FY 2018), the Company adopted ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, using the modified retrospective method, and determined that there was no cumulative effect adjustment on the Consolidated Financial Statements. The adoption of ASU 2016-16 did not have a material impact on the Condensed Consolidated Financial Statements.

On December 30, 2017 (beginning of FY 2018), the Company adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is gathering data to evaluate the impact the adoption of ASU 2016-02 may have on its Condensed Consolidated Financial Statements and expects to complete the evaluation by the third quarter of 2018.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” provides an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard as of December 29, 2018 (beginning of Fiscal Year 2019) and is currently evaluating the impact on ASU 2018-02 will have on its Condensed Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	March 30, 2018	December 29, 2017
Raw materials and purchased parts	$2,485	$2,506
Work in process	2,451	1,996
Finished goods	10,566	11,533
	15,502	16,035
Less inventory reserves	2,058	2,361
Total	$13,444	$13,674

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	March, 30, 2018	December 29, 2017
Prepayments and deposits	$2,121	$1,435
Prepaid insurance	743	943
Income tax receivable	108	181
Consumption tax receivable	253	541
Value added tax (VAT) receivable	723	910
BVG Prepayment	634	10
Other current assets(1)	354	187
Total	$4,936	$4,207

(1)       No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	March 30, 2018	December 29, 2017
Machinery and equipment	$18,490	$16,562
Furniture and fixtures	9,453	9,201
Leasehold improvements	9,678	9,631
	37,621	35,394
Less accumulated depreciation	25,765	25,618
Total	$11,856	$9,776

Note 5 — Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 30, 2018			December 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Long-lived amortized intangible assets:
Patents and licenses	$9,281	$(9,003)	$278	$9,244	$(8,973)	$271
Customer relationships	1,476	(1,476)	—	1,392	(1,392)	—
Developed technology	938	(938)	—	885	(885)	—
Total	$11,695	$(11,417)	$278	$11,521	$(11,250)	$271

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 30, 2018	December 29, 2017
Accrued salaries and wages	$4,410	$2,407
Accrued insurance	384	565
Accrued consumption tax	321	446
Accrued income taxes	184	210
Accrued bonuses	1,328	2,026
Other(1)	1,443	1,685
Total	$8,070	$7,339

(1)       No individual item in “Other” exceeds 5% of the other current liabilities.

Note 7 — Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Service cost(1)	$138	$129
Interest cost(2)	14	14
Expected return on plan assets(2)	(26)	(23)
Net amortization of transitional obligation(2),(3)	3	3
Prior service credit(2),(3)	(6)	(2)
Actuarial loss recognized in current period(2),(3)	28	17
Net periodic pension cost	$151	$138

(1)       Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Operations.

(2)       Recognized in other income, net on the Condensed Consolidated Statements of Operations.

(3)       Amounts reclassified from accumulated other comprehensive loss.

During the three months ended March 30, 2018 and March 31, 2017, the Company contributions were $66,000 and $64,000, respectively, to its Swiss pension plan. The Company currently is not required to and does not make contributions to its Japan pension plan.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended
	March 30, 2018	March 31, 2017
Numerator:
Net income (loss)	$583	$(2,203)
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	41,431	40,772
Less: Unvested restricted stock	(21)	(23)
Denominator for basic calculation	41,410	40,749
Weighted average effects of potentially dilutive common stock:
Stock options	1,396	—
Unvested restricted stock	264	—
Restricted stock units	17	—
Warrants	—	—
Denominator for diluted calculation	43,087	40,749

Net income (loss) per share – basic	$0.01	$(0.05)
Net income (loss) per share – diluted	$0.01	$(0.05)

Because the Company had a net loss for the quarter ended March 31, 2017, the number of diluted shares is equal to the number of basic shares. Outstanding options and warrants to purchase common stock, restricted stock and restricted stock units would have had an anti-dilutive effect on diluted per share amounts.

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

	Three Months Ended
	March 30, 2018	March 31, 2017
Options	$385	$2,567
Restricted stock and restricted stock units	4	146
Total	$389	$2,713

Note 9 — Disaggregation of Revenues, Geographic Sales and Product Sales

In the following tables, revenues are disaggregated by category, sales by geographic market and sales by product data. The following breaks down revenues into the following categories (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Non-consignment sales	$22,181	$15,756
Consignment sales	4,912	4,594
Total net sales	27,093	20,350
Royalty income (1)	157	131
Total revenues	$27,250	$20,481

(1)	Shown as a separate line item in other income, net on the Condensed Consolidated Statements of Operations.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Disaggregation of Revenues, Geographic Sales and Product Sales (Continued)

The Company markets and sells its products in over 75 countries and conducts its manufacturing in the United States. Other than China, Japan, the United States and Korea, the Company does not conduct business in any country in which its sales exceed 10% of worldwide consolidated net sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers is set forth below (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
China	$7,910	$4,626
Japan	5,083	3,799
Korea	2,195	1,426
United States	1,756	1,958
Other(1)	10,149	8,541
Total net sales	$27,093	$20,350

(1)       No other location individually exceeds 10% of the total sales.

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

	Three Months Ended
	March 30, 2018	March 31, 2017
ICls	$21,158	$15,271
Other product sales
IOLs	4,058	4,606
Other surgical products	1,877	473
Total other product sales	5,935	5,079
Total net sales	$27,093	$20,350

One customer, our distributor in China, accounted for 29% and 23% of net sales for the three ended March 30, 2018 and March 31, 2017, respectively. As of March 30, 2018 and December 29, 2017, respectively, one customer, our distributor in China, accounted for 31% and 24% of consolidated trade receivables.

Note 10 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Employee stock options	$619	$268
Restricted stock	51	40
Restricted stock units	598	202
Nonemployee stock options	33	—
Total	$1,301	$510

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Stock-Based Compensation (Continued)

The Company recorded stock-based compensation costs in the following categories on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Cost of sales	$3	$2
General and administrative	519	264
Marketing and selling	460	116
Research and development	319	128
Total stock-based compensation expense	1,301	510
Amounts capitalized as part of inventory	122	52
Total stock-based compensation	$1,423	$562

Stock Option Plan

Our Amended and Restated 2013 Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”), and performance contingent stock units. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three-year period, or as determined by our Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting under certain circumstances in the event of a change in control (as defined in the Plan). Pursuant to the Plan, options for 4,070,281 shares were outstanding at March 30, 2018 with exercise prices ranging between $0.95 and $17.62 per share. Restricted stock grants under the Plan generally vest over a period between one to three years. There were 21,143 shares of restricted stock and 379,901 RSUs outstanding at March 30, 2018. As of March 30, 2018, there were 653,076 shares available for grants under the Plan.

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

	Three Months Ended
	March 30, 2018	March 31, 2017
Expected dividend yield	0%	0%
Expected volatility	53%	57%
Risk-free interest rate	2.61%	1.96%
Expected term (in years)	5.72	5.67

A summary of option activity under the Plan for the quarter ended March 30, 2018 is presented below:

Option Shares (000’s)
Outstanding at December 29, 2017	3,725
Granted	412
Exercised	(56)
Forfeited or expired	(11)
Outstanding at March 30, 2018	4,070
Exercisable at March 30, 2018	2,793

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Stock-Based Compensation (Continued)

A summary of restricted stock and RSU activity under the Plan for the quarter ended March 30, 2018 is presented below:

	Restricted Shares (000’s)	Restricted Units (000’s)
Outstanding at December 29, 2017	21	488
Granted	—	47
Vested	—	(152)
Forfeited or expired	—	(3)
Outstanding at March 30, 2018	21	380

Note 11 — Income Taxes

The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.

The Company recorded an income tax provision of $301,000 for the three months ended March 31, 2018 and $141,000 for the three months ended March 31, 2017 primarily due to pre-tax income generated in certain foreign jurisdictions.  There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.

For the fiscal year-ended December 29, 2017 and prior years, the Company provided withholding and U.S. taxes on all unremitted foreign earnings, as the earnings from the Company’s foreign subsidiaries were not considered to be permanently reinvested. Effective for the current year, the Company no longer provides U.S. taxes on foreign earnings (see discussion below). Although foreign earnings are no longer subject to U.S. taxation, the Company continues to provide withholding taxes related to such unremitted earnings.

U.S. Federal Income Tax Reform

On December 22, 2017, the United States enacted major tax reform legislation. Most of the changes from the new law are effective for years beginning after December 31, 2017 with the noted exemption of the deemed repatriation of offshore earnings. Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) put into effect a number of changes impacting operations outside the United States including, but not limited to, the imposition of a one-time tax “deemed repatriation” on accumulated offshore earnings not previously subject to U.S. tax, and shifts the U.S taxation of multinational corporations from a worldwide system of taxation to a territorial system. As such, the 2017 Tax Act provides an exemption against U.S. taxation on foreign earnings generated after December 31, 2017 and repatriated back to the U.S.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Commitments and Contingencies

Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of March 30, 2018) plus a 0.50% spread, and may be renewed quarterly (the current line expires on May 21, 2018).  The credit facility is not collateralized.  The Company had 500,000,000 Yen outstanding on the line of credit as of March 30, 2018 and December 29, 2017 (approximately $4,706,000 and $4,438,000 based on the foreign exchange rates on March 30, 2018 and December 29, 2017, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of March 30, 2018 and December 29, 2017, there were no available borrowings under the line. At maturity on May 21, 2018, the Company expects to renew this line of credit for an additional three months, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,000,000 at the rate of exchange on March 30, 2018 and December 29, 2017), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of March 30, 2018 and December 29, 2017.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this filing.

Lease Line of Credit (Capital Leases)

On March 8, 2018, the Company entered into lease schedule 011 with Farnam Street Financial, Inc. (“Farnam”). The line of credit provides for borrowings of up to $500,000 at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. Interim rent is paid until the full amount of the line is used at which time the lease commences. As of March 30, 2018, approximately $500,000 of the line was available for borrowing.

On March 8, 2018, the Company entered into lease schedule 010R with Farnam. Under 010R, equipment with a cost of $1,560,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option. As of March 30, 2018, approximately $1,497,000 was outstanding on this capital lease.

On January 31, 2017, the Company entered into lease schedule 009R with Farnam. Under 009R, equipment with a cost of $1,957,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option. As of March 30, 2018 and December 29, 2017, approximately $822,000 and $1,067,000, respectively, was outstanding on this capital lease.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Commitments and Contingencies (Continued)

Litigation and Claims

From time to time the Company may be subject to various claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, and claims of product liability. The most significant of these actions, proceedings and investigations are described below. STAAR maintains insurance coverage for product liability and certain securities claims. Legal proceedings can extend for several years, and most of the matters concerning the Company are at early stages of the legal and administrative process. As a result, these matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine whether the proceedings are material to the Company or to estimate a range of possible loss, if any. Unless otherwise disclosed, the Company is unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company’s Condensed Consolidated Statements of Operations, Balance Sheets, or Statements of Cash Flows.

Stockholder Derivative Litigation: Forestal Action

On June 21, 2016, Kevin Forestal filed a stockholder derivative complaint against our then-current Board of Directors, which included Caren Mason, Mark B. Logan, Stephen C. Farrell, Richard A. Meier, John C. Moore, J. Steven Roush, Louis E. Silverman, and William P. Wall, and STAAR as well as Barry G. Caldwell and John S. Santos in the U.S. District Court for the Central District of California. The plaintiff alleges breaches of fiduciary duties by, among other things, allowing STAAR to disseminate misleading statements to investors regarding the condition of the Company’s Quality System, failing to properly oversee the Company, and unjust enrichment. The complaint seeks damages, restitution and governance reforms, attorneys’ fees, and costs. On January 31, 2017, the court granted the Company’s Motion to Dismiss. On February 6, 2017, plaintiff filed a Notice of Appeal, and on July 17, 2017 plaintiff filed his appellate brief. On September 14, 2017, the Company filed its appellate answering brief. The hearing before the Ninth Circuit Court of Appeals is scheduled for June 8, 2018. Although the ultimate outcome of this action cannot be determined with certainty, the Company believes that the allegations in the Complaint are without merit. The Company has not recorded any loss or accrual in the accompanying Condensed Consolidated Financial Statements at March 30, 2018 and December 29, 2017 for this matter as the likelihood and amount of loss, if any, has not been determined and is not currently estimable.

Employment Agreements

The Company’s Chief Executive Officer and certain officers have as provisions of their agreements certain rights, including continuance of cash compensation and benefits, upon a “change in control,” which may include an acquisition of substantially all of its assets, or termination “without cause or for good reason” as defined in the employment agreements.

Note 13 — Reclassifications

In accordance with ASU 2014-09, in order to disclose contract assets and contract liabilities, the Company reclassified the estimated amount of inventory expected to be returned from the allowance for sales returns to inventories, net on the Condensed Consolidated Balance Sheets. In addition, the Company reclassified the allowance for sales returns from accounts receivable, net to a separate line item in current liabilities on the Condensed Consolidated Balance Sheets. The Company reclassified inventory reserves from Changes in Working Capital – Inventory in the Condensed Consolidated Statements of Cash Flows to the non-cash section of the Statement for the three months ended March 31, 2017. In accordance with ASU 2017-7, the Company reclassified the non-service cost component of net periodic pension costs from General and Administrative Expenses to Other Income, net on the Condensed Consolidated Statements of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of new or improved products (including the Toric ICL in the U.S.); commercialization of new or improved products; the nature, timing and likelihood of resolving issues cited in the FDA’s 2014 Warning Letter or 2015 FDA-483; future economic conditions or size of market opportunities; and expected costs of quality system; statements of belief, including as to achieving 2018 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and we can give no assurance that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on February 28, 2018. We undertake no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

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

Highlights for First Quarter of 2018

We achieved record net total sales and record ICL sales in the first quarter of 2018, compared with prior year first quarter and prior sequential quarter. Growth in the quarter was broad-based across products and international geographies. ICL unit growth of 41% for the first quarter of 2018 included EVO Visian ICL growth greater than 50% in China, Korea and Japan, respectively, with additional key international markets growing in excess of 20%. We believe our top line momentum can persist for the remainder of the year and are therefore raising our fiscal 2018 revenue sales growth percentage target from low double-digit to close to twenty percent growth over 2017. We continue to expect profitability improvement as compared to 2017 and to increase cash from operations for the full year. We believe that if we maintain the ICL growth rate achieved during the first quarter throughout 2018, gross margins will increase as compared to 2017.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our condensed consolidated statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.

	Percentage of Net Sales for the Three Months
	March 30, 2018	March 31, 2017
Net sales	100.0%	100.0%
Cost of sales	28.3	28.4
Gross profit	71.7	71.6

General and administrative	22.9	26.3
Marketing and selling	27.3	32.1
Research and development	18.6	23.5
	68.8	81.9
Operating income (loss)	2.9	(10.3)
Total other income, net	0.4	0.2
Income (loss) before income taxes	3.3	(10.1)
Provision for income taxes	1.1	0.7
Net income (loss)	2.2%	(10.8)%

Net Sales

	Three Months Ended
	March 30, 2018	March 31, 2017	Percentage Change for 2018 vs 2017
ICL	$21,158	$15,271	38.6%
Other product sales
IOL	4,058	4,606	(11.9)
Other	1,877	473	— *
Total product sales	5,935	5,079	16.9
Net Sales	$27,093	$20,350	33.1%

*       Denotes change is greater than +100%.

Net sales for the three months ended March 30, 2018 were $27.1 million, an increase of 33% from $20.4 million reported during the same period of 2017.

Total ICL sales for the three months ended March 30, 2018 were $21.2 million, an increase of 39% from $15.3 million reporting during the same period of 2017, with unit growth of 41%. The sales increase was driven by the APAC region, which grew 53% with unit growth of 60%, primarily due to sales and unit growth in China, Japan and Korea of greater than 50%. The EMEA region grew 30% with unit growth of 14%, primarily due to increased sales in Germany, Spain, the U.K., and Latin America. ASPs in Europe were favorably impacted by the strength of the Euro compared to the U.S. dollar. ICL sales represented 78.1% and 75.0% of total sales for the quarter ended March 30, 2018 and March 31, 2017, respectively.

Other product sales, including IOLs, for the three months ended March 30, 2018 were $5.9 million, compared to $5.1 million reported during the same period of 2017. The increase in other product sales is due to an increase in injector part sales, partially offset by a decrease in IOL sales.

Gross Profit

	Three Months Ended
	March 30, 2018	March 31, 2017	Percentage Change for 2018 vs 2017
Gross Profit	$19,431	$14,577	33.3%
Gross Profit Margin	71.7%	71.6%

Gross profit for the three months ended March 30, 2018 was $19.4 million or 71.7% of sales, an increase of 33% from $14.6 million, or 71.6% of sales, reported during the same period of 2017. This improvement resulted from a favorable mix of higher margin ICL sales and improved IOL mix; which more than offset the effect of increased sales of lower margin injector parts and the temporary impact of higher unit costs.

General and Administrative

	Three Months Ended
	March 30, 2018	March 31, 2017	Percentage Change for 2018 vs 2017
General and Administrative	$6,209	$5,359	15.9%
Percentage of Sales	22.9%	26.3%

General and administrative expenses for the three months ended March 29, 2018 was $6.2 million, an increase of 16% from $5.4 million reported for the same period of 2017. The increase was mainly due to increases in salary related expenses, as a result of higher headcount during the first three months of 2018 when compared to the same period in the prior year.

Marketing and Selling

	Three Months Ended
	March 30, 2018	March 31, 2017	Percentage Change for 2018 vs 2017
Marketing and Selling	$7,380	$6,530	13.0%
Percentage of Sales	27.3%	32.1%

Marketing and selling expenses for the three months ended March 30, 2018 was $7.4 million, an increase of 13% from $6.5 million reported for the same period of 2017. The increase was due to increased investments in digital and consumer marketing and commercial infrastructure during the first three months of 2018 when compared to the same period in the prior year.

Research and Development

	Three Months Ended
	March 30, 2018	March 31, 2017	Percentage Change for 2018 vs 2017
Research and Development	$5,043	$4,783	5.4%
Percentage of Sales	18.6%	23.5%

Research and development expenses for the three months ended March 30, 2018 was $5.0 million, an increase of 5% from $4.8 million reported for the same period of 2017. The increase was due to increased clinical expenses associated with our clinical trial for the next generation ICL with EDOF optic and increased development project spending, partially offset by decreased quality remediation expenses in the first three months of 2018 compared to the same period in the prior year.

Research and development expense consists primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and the regulatory and clinical activities required to acquire and maintain product approvals globally. These costs are expensed as incurred.

Other Income, Net

	Three Months Ended
	March 30, 2018	March 31, 2017	Percentage Change for 2018 vs 2017
Other Income, Net	$85	$22	—	*

*       Denotes change is greater than +100%.

Other income for the three months ended March 30, 2018 was $0.09 million, an increase from $0.03 million reported for the same period of 2017. The increase was a result of higher royalty income earned in the first three months of 2018.

Income Taxes

	Three Months Ended
	March 30, 2018	March 31, 2017	Percentage Change for 2018 vs 2017
Income tax provision (benefit)	$301	$141	—	*

*       Denotes change is greater than +100%.

The provision for income taxes is determined using an estimated annual effective tax rate. We recorded income taxes of $0.3 million for the three months ended March 30, 2018 and $0.1 million for the three months ended March 31, 2017. The income tax provision for the three months ended March 30, 2018 was due primarily to pre-tax income generated in certain higher rate foreign jurisdictions. We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

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

We believe our current cash balances coupled with cash flow from operating activities will be sufficient to meet our working capital requirements for the foreseeable future. Our need for working capital, and the terms on which financing may be available, will depend in part on our degree of success in maintaining positive cash flow through the expectations described above under the caption “Highlights for First Quarter of 2018.”

Overview of Changes in Cash and Cash Equivalents and Other Working Capital Accounts.

As of March 30, 2018 and December 29, 2017, respectively, we had $20.9 million and $18.6 million, of cash, cash equivalents and restricted cash.

Net cash provided by operating activities was $2.5 million for the three months ended March 30, 2018 and net cash used in operating activities was $0.7 million for the three months ended March 31, 2017. The net cash provided by operating activities for the three months ended March 30, 2018, resulted from $3.1 million in non-cash items and net income of $0.6 million offset by a $1.1 million decrease in net working capital. The increase in net cash provided by operating activities during the three months ended March 30, 2018 was due to net income of $0.6 million for the three months ended March 30, 2018 compared to a net loss of $2.2 million for the three months ended March 31, 2017 and an increase of $2.9 million in non-cash items, offset by a decrease in net working capital of $0.7 million.

Net cash used in investing activities was $1.0 million and $0.2 million for the three months ended March 30, 2018 and March 31, 2017, respectively, due to the acquisition of property, plant and equipment.

Net cash provided by financing activities was $0.1 million for the three months ended March 30, 2018 and March 31, 2017. Net cash provided by financing activities during the first three months of 2018 resulted primarily from the proceeds from vested restricted stock and exercises of stock options, offset by the repayment of capital lease obligations.

Credit Facilities and Commitments

Lines of Credit and Lease Line of Credit (Capital Leases)

See Note 12 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of March 30, 2018.

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

During the three months ended March 30, 2018, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 29, 2017. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On April 30, 2018 the FDA commenced its re-inspection of our Monrovia facility. We are working with the inspector and will provide an update when appropriate, if permitted, after the inspection is completed.

On May 1, 2018, we received a fully executed Standard Industrial/Commercial Multi-Tenant Lease (the “Lease”) with Bukewihge Properties, LLC (“Lessor”), which became unconditional upon receipt. The lease relates to real property located at 25651-25691 Atlantic Ocean Drive, Lake Forest, California, including a commercial building of approximately 20,000 square feet (the “Premises”). The Lease begins on May 1, 2018 and has an initial term of five years. We have two options to extend the Lease, each for a period of five years. The foregoing summary is qualified in its entirety by reference to the Lease, which is filed as Exhibit 10.36 to this Quarterly Report on Form 10-Q and incorporated herein by this reference.

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)

10.36	Lease Agreement commencing May 1, 2018, between Bukewihge Properties, LLC and STAAR Surgical Company.*

31.1	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended March 30, 2018, formatted in Extensible Business Reporting Language (XBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 11, 2014.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for period ended June 30, 2017, as filed with the Commission on August 2, 2017.

(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A as filed with the Commission on April 18, 2003.

(4)	Incorporated by reference to Appendix 1 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on May 2, 2016.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Dated:	May 2, 2018	By:	/s/ DEBORAH J. ANDREWS
Deborah J. Andrews
Chief Financial Officer (on behalf of the Registrant and as its principal financial officer)

