Form 10-Q
period 2018-06-29
STAAR SURGICAL CO
filed 2018-08-01
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2018
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

The registrant has 41,902,571 shares of common stock, par value $0.01 per share, issued and outstanding as of July 27, 2018.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	June 29, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,246	$18,520
Accounts receivable trade, net of allowance for doubtful accounts of $600 and $350, respectively	26,233	20,035
Inventories, net	14,387	13,674
Prepayments, deposits, and other current assets	5,059	4,207
Total current assets	66,925	56,436
Property, plant and equipment, net	11,593	9,776
Intangible assets, net	259	271
Goodwill	1,786	1,786
Deferred income taxes	1,139	1,242
Other assets	1,007	967
Total assets	$82,709	$70,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,517	$4,438
Accounts payable	7,197	6,033
Obligations under capital leases	1,599	1,278
Allowance for sales returns	2,582	2,546
Other current liabilities	9,038	7,339
Total current liabilities	24,933	21,634
Obligations under capital leases	868	531
Deferred income taxes	585	350
Asset retirement obligations	206	202
Deferred rent	219	172
Pension liability	4,815	4,653
Total liabilities	31,626	27,542
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 41,877 and 41,383 shares issued and outstanding at June 29, 2018 and December 29, 2017, respectively	419	414
Additional paid-in capital	210,488	204,920
Accumulated other comprehensive loss	(989)	(1,150)
Accumulated deficit	(158,835)	(161,248)
Total stockholders’ equity	51,083	42,936
Total liabilities and stockholders’ equity	$82,709	$70,478

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Net sales	$33,905	$21,936	$60,998	$42,286
Cost of sales	8,678	6,462	16,340	12,235
Gross profit	25,227	15,474	44,658	30,051

Selling, general and administrative expenses:
General and administrative	6,196	4,685	11,967	9,664
Marketing and selling	10,659	7,342	18,113	13,978
Research and development	5,346	4,767	10,753	9,824
Total selling, general and administrative expenses	22,201	16,794	40,833	33,466

Operating income (loss)	3,026	(1,320)	3,825	(3,415)

Other income (expense):
Interest expense, net	(24)	(33)	(36)	(61)
Gain (loss) on foreign currency transactions	(520)	380	(597)	294
Royalty income	149	128	306	259
Other income, net	4	20	21	36
Other income (expense), net	(391)	495	(306)	528

Income (loss) before income taxes	2,635	(825)	3,519	(2,887)
Income tax provision	805	146	1,106	287
Net income (loss)	$1,830	$(971)	$2,413	$(3,174)

Net income (loss) per share:
Basic	$0.04	$(0.02)	$0.06	$(0.08)
Diluted	$0.04	$(0.02)	$0.06	$(0.08)

Weighted average shares outstanding:
Basic	41,723	40,933	41,568	40,841
Diluted	43,999	40,933	43,654	40,841

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Net income (loss)	$1,830	$(971)	$2,413	$(3,174)
Other comprehensive income (loss)
Defined benefit plans:
Net change in plan assets	(21)	(23)	(30)	(37)
Reclassification into other income, net	26	19	51	37
Foreign currency translation gains (losses)	(521)	(42)	207	406
Tax effect	156	21	(67)	(112)
Other comprehensive income (loss), net of tax	(360)	(25)	161	294
Comprehensive income (loss)	$1,470	$(996)	$2,574	$(2,880)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net income (loss)	$2,413	$(3,174)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	1,168	1,548
Amortization of intangibles	17	110
Deferred income taxes	358	9
Change in net pension liability	159	30
Loss on disposal of property and equipment	6	—
Stock-based compensation expense	2,899	1,378
Provision for sales returns and bad debts	644	66
Inventory provision	753	789
Changes in working capital:
Accounts receivable	(6,390)	(21)
Inventories	(1,536)	908
Prepayments, deposits, and other current assets	(889)	(278)
Accounts payable	956	(1,767)
Other current liabilities	1,748	(961)
Net cash provided by (used in) operating activities	2,306	(1,363)

Cash flows from investing activities:
Acquisition of property and equipment	(1,269)	(624)
Net cash used in investing activities	(1,269)	(624)

Cash flows from financing activities:
Repayment of capital lease obligations	(881)	(661)
Repurchase of employee common stock for taxes withheld	—	(234)
Proceeds from vested restricted stock and exercise of stock options	2,407	1,963
Net cash provided by financing activities	1,526	1,068

Effect of exchange rate changes on cash, cash equivalents and restricted cash	163	359
Increase (decrease) in cash, cash equivalents and restricted cash	2,726	(560)
Cash, cash equivalents and restricted cash, at beginning of the period	18,641	14,118
Cash, cash equivalents and restricted cash, at end of the period	$21,367	$13,558

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Condensed Consolidated Financial Statements for the three and six months ended June 29, 2018 and June 30, 2017, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 29, 2018 and June 30, 2017, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in 000’s):

	June 29, 2018	December 29, 2017	June 30, 2017
Cash and cash equivalents	$21,246	$18,520	$13,438
Restricted cash included in other long-term assets	121	121	120
Total cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$21,367	$18,641	$13,558

The Company has restricted cash of approximately $121,000 set aside as collateral for a standby letter of credit required by the California Department of Public Health for unforeseen future regulatory costs related to the decommissioning of certain manufacturing equipment.

Revenue

On December 30, 2017 (beginning of FY 2018), the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and its subsequent amendments: (i) ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; (ii) ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” (iii) ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; (iv) ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and (v) ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606”, using the modified retrospective method, and determined that there was no cumulative effect adjustment on the Consolidated Financial Statements. The Company determined that the adoption of the new standard did not materially impact the revenue recognition on its Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

For all sales, the Company is considered the principal in the transaction as the Company is the party providing specified goods it has control over prior to when control is transferred to the customer. Cost of sales includes cost of production, freight and distribution, and inventory provisions, net of any purchase discounts. Shipping and handling activities that occur after the customer obtains control of the goods are recognized as fulfillment costs.

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

	June 29, 2018	December 29, 2017
Estimated returns - inventory(1)	$462	$534
Allowance for sales returns	2,582	2,546

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

Non-consignment Sales

The Company recognizes revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for the STAAR Japan subsidiary, which is typically recognized when the customer receives the product. The Company does not have significant deferred revenues as of June 29, 2018 or June 30, 2017, as delivery to the customer is generally made within the same or the next day of shipment.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Revenue (Continued)

The Company also enters into certain strategic cooperation agreements with customers in which, as consideration for certain commitments made by the customer, including minimum purchase commitments, the Company agrees, among other things, to pay for marketing, educational training and general support of the Company’s products. The provisions in these arrangements allow for these payments to be made directly to the customer or payments can be made directly to a third party for distinct marketing, educational training and general support services provided to or on behalf of the customer by the third party. For payments the Company makes to another party, or reimburses the customer for distinct marketing and support services, the Company recognizes these payments as sales and marketing expense as incurred. These strategic cooperation agreements are generally for periods of 12 months with quarterly minimum purchase commitments. The Company recognizes sales and marketing expenses in the period in which it expects the customer will achieve its minimum purchase commitment, generally quarterly, and any unpaid amounts are recorded in Other Current Liabilities in “Other” on the Condensed Consolidated Statements of Operations, see Note 6. Reimbursements made directly to the customer for general marketing incentives are treated as a reduction in revenues. The Company’s performance obligations generally occur in the same quarter as the shipment of product.

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and the shipments made by the Company to that customer, there is no remaining performance obligation by the Company to the customer. Accordingly, there are no deferred revenues associated with these types of arrangements as of June 29, 2018 and June 30, 2017.

Consignment Sales

The Company’s products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs and ICLs may be offered to surgeons and hospitals on a consignment basis. The Company maintains title and risk of loss on consigned inventory and recognizes revenue for consignment inventory at a point-in-time when the Company is notified that the lenses have been implanted, thus completing the performance obligation.

Royalty Income

From time to time, the Company licenses its patents to third parties in connection with the manufacture of product. One type of licensing contract requires that the licensee pay the Company a quarterly royalty based on a percentage of the licensee’s quarterly sales. The Company recognizes the revenue at a point-in-time, typically quarterly based on various factors including information from the licensee, historical performance and contract minimums; royalty income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Royalty income (1)	$149	$128	$306	$259

(1)	Shown as a separate line item in other income, net on the Condensed Consolidated Statements of Operations.

Another type of licensing contract requires that the licensee pay the Company a lump sum royalty once certain milestones are achieved, such as upon the first commercial sale of a product incorporating a licensed patent or technology (performance obligation occurs over a period of time); no such income was recognized for the three and six months ended June 29, 2018 and June 30, 2017, respectively.

See Note 9 for additional information on disaggregation of revenues, geographic sales information and product sales.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Revenue (Continued)

The following table summarizes the impact of adopting Topic 606 on the Company’s Condensed Consolidated Balance Sheets for June 29, 2018 (in 000’s) (see also Note 13):

	As Reported	Adjustments	Balances without the adoption of 606
Accounts receivable trade, net	$26,233	$(2,582)	$23,651
Total current assets	66,925	(2,582)	64,343
Total assets	82,709	(2,582)	80,127
Allowance for sales returns	2,582	(2,582)	—
Total current liabilities	24,933	(2,582)	22,351
Total liabilities	31,626	(2,582)	29,044
Total liabilities and stockholders’ equity	82,709	(2,582)	80,127

Recently Adopted Accounting Pronouncements

On December 30, 2017 (beginning of FY 2018), the Company adopted ASU 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The adoption of ASU 2017-09 did not have a material impact on the Condensed Consolidated Financial Statements.

On December 30, 2017 (beginning of FY 2018), the Company adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The adoption of ASU 2017-09 did not have a material impact on the Condensed Consolidated Financial Statements, see Note 7 for additional information.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. As of June 29, 2018, the Company’s evaluation of the impact of adopting ASU 2016-02 on its Condensed Consolidated Financial Statements is in process.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” aligns the accounting for share-based payments to nonemployees similar to employees. This is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard as of December 29, 2018 (beginning of Fiscal Year 2019) and is currently evaluating the impact on ASU 2018-07 will have on its Condensed Consolidated Financial Statements.

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	June 29, 2018	December 29, 2017
Raw materials and purchased parts	$2,606	$2,506
Work in process	2,700	1,996
Finished goods	10,436	11,533
	15,742	16,035
Less inventory reserves	1,355	2,361
Total	$14,387	$13,674

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	June 29, 2018	December 29, 2017
Prepayments and deposits	$1,958	$1,435
Prepaid insurance	822	943
Income tax receivable	—	181
Consumption tax receivable	525	541
Value added tax (VAT) receivable	1,029	910
BVG Prepayment	313	10
Other current assets(1)	412	187
Total	$5,059	$4,207

(1)       No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	June 29, 2018	December 29, 2017
Machinery and equipment	$18,551	$16,562
Furniture and fixtures	9,657	9,201
Leasehold improvements	9,718	9,631
	37,926	35,394
Less accumulated depreciation	26,333	25,618
Total	$11,593	$9,776

Note 5 — Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 29, 2018			December 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Long-lived amortized intangible assets:
Patents and licenses	$9,255	$(8,996)	$259	$9,244	$(8,973)	$271
Customer relationships	1,417	(1,417)	—	1,392	(1,392)	—
Developed technology	900	(900)	—	885	(885)	—
Total	$11,572	$(11,313)	$259	$11,521	$(11,250)	$271

Note 6 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 29, 2018	December 29, 2017
Accrued salaries and wages	$2,939	$2,407
Accrued insurance	315	565
Accrued consumption tax	579	446
Accrued income taxes	850	210
Accrued bonuses	2,704	2,026
Other(1)	1,651	1,685
Total	$9,038	$7,339

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 — Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost(1)	$139	$129	$277	$258
Interest cost(2)	15	14	29	28
Expected return on plan assets(2)	(28)	(24)	(54)	(47)
Net amortization of transitional obligation(2),(3)	2	3	5	6
Prior service credit(2),(3)	(5)	(2)	(11)	(4)
Actuarial loss recognized in current period(2),(3)	29	18	57	35
Net periodic pension cost	$152	$138	$303	$276

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Operations.
(2)	For 2018, recognized in other income, net, and for 2017, recognized in selling, general and administrative on the Condensed Consolidated Statements of Operations.
(3)	Amounts reclassified from accumulated other comprehensive loss.

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Employer contribution	$79	$67	$145	$131

Note 8 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator:
Net income (loss)	$1,830	$(971)	$2,413	$(3,174)
Denominator:
Weighted average common shares:
Common shares outstanding	41,734	40,954	41,579	40,862
Less: Unrestricted stock	(11)	(21)	(11)	(21)
Denominator for basic calculation	41,723	40,933	41,568	40,841
Weighted average effects of potentially dilutive common stock:
Stock options	2,037	—	1,800	—
Unvested restricted stock	17	—	17	—
Restricted stock units	222	—	269	—
Warrants	—	—	—	—
Denominator for diluted calculation	43,999	40,933	43,654	40,841

Net income (loss) per share:
Basic	$0.04	$(0.02)	$0.06	$(0.08)
Diluted	$0.04	$(0.02)	$0.06	$(0.08)

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 — Basic and Diluted Net Income (Loss) Per Share (Continued)

Because the Company had a net loss for the three months and six months ended June 30, 2017, the number of diluted shares is equal to the number of basic shares. Outstanding options and warrants to purchase common stock, restricted stock and restricted stock units would have had an anti-dilutive effect on diluted per share amounts.

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

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Options	554	3,225	539	2,953
Restricted stock and restricted stock units	2	111	1	144
Total	556	3,336	540	3,097

Note 9 — Disaggregation of Revenues, Geographic Sales and Product Sales

In the following tables, revenues are disaggregated by category, sales by geographic market and sales by product data. The following breaks down revenues into the following categories (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Non-consignment sales	$29,661	$18,086	$51,842	$33,842
Consignment sales	4,244	3,850	9,156	8,444
Total net sales	33,905	21,936	60,998	42,286
Royalty income (1)	149	128	306	259
Total revenues	$34,054	$22,064	$61,304	$42,545

(1)	Shown as a separate line item in other income, net on the Condensed Consolidated Statements of Operations.

The Company markets and sells its products in over 75 countries and conducts its manufacturing in the United States. Other than China and Japan, the Company does not conduct business in any country in which its sales exceed 10% of worldwide consolidated net sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
China	$13,965	$6,046	$21,875	$10,672
Japan	6,692	4,417	11,775	8,216
Other (1)	13,248	11,473	27,348	23,398
Total revenues	$33,905	$21,936	$60,998	$42,286

(1)	No other location individually exceeds 10% of the total sales.

In addition, domestic and foreign sales are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Domestic	$1,895	$2,092	$3,651	$4,050
Foreign	32,010	19,844	57,347	38,236
Total revenues	$33,905	$21,936	$60,998	$42,286

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
ICLs	$27,292	$16,317	$48,450	$31,588
Other product sales
IOLs	4,186	4,377	8,244	8,983
Other surgical products	2,427	1,242	4,304	1,715
Total other product sales	6,613	5,619	12,548	10,698
Total net sales	$33,905	$21,936	$60,998	$42,286

One customer, our distributor in China, accounted for 41% and 36% of net sales for the three and six months ended June 29, 2018, respectively, and the same customer accounted for 28% and 25% of net sales for the three and six months ended June 30, 2017, respectively. As of June 29, 2018 and December 29, 2017, respectively, one customer, our distributor in China, accounted for 40% and 24% of consolidated trade receivables.

Note 10 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Employee stock options	$897	$493	$1,516	$761
Restricted stock	59	46	110	86
Restricted stock units	494	329	1,092	531
Nonemployee stock options	148	—	181	—
Total	$1,598	$868	$2,899	$1,378

The Company recorded stock-based compensation costs in the following categories on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Cost of sales	$4	$2	$7	$4
General and administrative	655	394	1,174	658
Marketing and selling	366	228	826	344
Research and development	573	244	892	372
Total stock-based compensation expense	1,598	868	2,899	1,378
Amounts capitalized as part of inventory	145	110	267	162
Total stock-based compensation	$1,743	$978	$3,166	$1,540

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stock-Based Compensation (Continued)

Stock Option Plan

Our Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”), and performance contingent stock units. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three-year period, or as determined by our Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting under certain circumstances in the event of a change in control (as defined in the Plan). Pursuant to the Plan, options for 4,183,656 shares were outstanding at June 29, 2018 with exercise prices ranging between $0.95 and $29.80 per share. Restricted stock grants under the Plan generally vest over a period between one to three years. There were 11,073 shares of restricted stock and 353,801 RSUs outstanding at June 29, 2018. As of June 29, 2018, there were 2,504,392 shares available for grants under the Plan.

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

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53%	57%	53%	57%
Risk-free interest rate	2.81%	1.81%	2.70%	1.95%
Expected term (in years)	5.72	5.67	5.72	5.67

A summary of option activity under the Plan for the quarter ended June 29, 2018 is presented below:

Option Shares (000’s)
Outstanding at December 29, 2017	3,725
Granted	786
Exercised	(306)
Forfeited or expired	(21)
Outstanding at June 29, 2018	4,184
Exercisable at June 29, 2018	2,689

A summary of restricted stock and RSU activity under the Plan for the quarter ended June 29, 2018 is presented below:

	Restricted Shares (000’s)	Restricted Units (000’s)
Outstanding at December 29, 2017	21	488
Granted	11	47
Vested	(21)	(177)
Forfeited or expired	—	(4)
Outstanding at June 29, 2018	11	354

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Income Taxes

The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.

The Company recorded an income tax provision of $805,000 and $1,106,000 for the three and six months ended June 29, 2018, respectively, and $146,000 and $287,000 for the three and six months ended June 30, 2017, respectively, primarily due to pre-tax income generated in certain foreign jurisdictions.  There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.

For the fiscal year-ended December 29, 2017 and prior years, the Company provided foreign withholding and U.S. income taxes on all unremitted foreign earnings, as the earnings from the Company’s foreign subsidiaries were not considered to be permanently reinvested. Effective for the current year, the Company no longer provides U.S. income taxes on foreign earnings (see discussion below). Although foreign earnings are no longer subject to U.S. taxation, the Company continues to provide withholding taxes related to such unremitted earnings.

U.S. Federal Income Tax Reform

On December 22, 2017, the United States enacted major tax reform legislation. Most of the changes from the new law are effective for years beginning after December 31, 2017 with the noted exemption of the deemed repatriation of offshore earnings. Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) put into effect a number of changes impacting operations outside the United States including, but not limited to, the imposition of a one-time tax “deemed repatriation” on accumulated offshore earnings not previously subject to U.S. tax, and shifts the U.S taxation of multinational corporations from a worldwide system of taxation to a territorial system. As such, the 2017 Tax Act provides an exemption against U.S. federal taxation on foreign earnings generated after December 31, 2017 and repatriated back to the U.S.

Note 12 — Commitments and Contingencies

Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of June 29, 2018) plus a 0.50% spread, and may be renewed quarterly (the current line expires on August 21, 2018).  The credit facility is not collateralized.  The Company had 500,000,000 Yen outstanding on the line of credit as of June 29, 2018 and December 29, 2017 (approximately $4,517,000 and $4,438,000 based on the foreign exchange rates on June 29, 2018 and December 29, 2017, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  As of June 29, 2018 and December 29, 2017, there were no available borrowings under the line. At maturity on August 21, 2018, the Company expects to renew this line of credit for an additional three months, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,000,000 at the rate of exchange on June 29, 2018 and December 29, 2017), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of June 29, 2018 and December 29, 2017.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 12 — Commitments and Contingencies (Continued)

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this filing.

Lease Line of Credit (Capital Leases)

On March 8, 2018, the Company entered into lease schedule 011 with Farnam Street Financial, Inc. (“Farnam”). The line of credit provides for borrowings of up to $500,000 at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. Interim rent is paid until the full amount of the line is used at which time the lease commences. As of June 29, 2018, approximately $468,000 of the line was available for borrowing.

On March 8, 2018, the Company entered into lease schedule 010R with Farnam. Under 010R, equipment with a cost of $1,560,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option. As of June 29, 2018, approximately $1,221,000 was outstanding on this capital lease.

On January 31, 2017, the Company entered into lease schedule 009R with Farnam. Under 009R, equipment with a cost of $1,957,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option. As of June 29, 2018 and December 29, 2017, approximately $576,000 and $1,067,000, respectively, was outstanding on this capital lease.

Litigation and Claims

From time to time the Company may be subject to various claims and legal proceedings arising in the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, and claims of product liability. The most significant of these actions, proceedings and investigations are described below. STAAR maintains insurance coverage for product liability and certain securities claims. Legal proceedings can extend for several years, and most of the matters concerning the Company are at early stages of the legal and administrative process. As a result, these matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine whether the proceedings are material to the Company or to estimate a range of possible loss, if any. Unless otherwise disclosed, the Company is unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company’s Condensed Consolidated Statements of Operations, Balance Sheets, or Statements of Cash Flows.

Stockholder Derivative Litigation: Forestal Action

On June 21, 2016, Kevin Forestal filed a stockholder derivative complaint against our then-current Board of Directors, which included Caren Mason, Mark B. Logan, Stephen C. Farrell, Richard A. Meier, John C. Moore, J. Steven Roush, Louis E. Silverman, and William P. Wall, and STAAR as well as Barry G. Caldwell and John S. Santos in the U.S. District Court for the Central District of California. The plaintiff alleges breaches of fiduciary duties by, among other things, allowing STAAR to disseminate misleading statements to investors regarding the condition of the Company’s Quality System, failing to properly oversee the Company, and unjust enrichment. The complaint seeks damages, restitution and governance reforms, attorneys’ fees, and costs. On January 31, 2017, the court granted the Company’s Motion to Dismiss. On February 6, 2017, plaintiff filed a Notice of Appeal, and on July 17, 2017 plaintiff filed his appellate brief. On September 14, 2017, the Company filed its appellate answering brief. On June 29, 2018, the Ninth Circuit Court of Appeals affirmed the District Court’s ruling dismissing the complaint. The Company did not record any loss or accrual in the accompanying Condensed Consolidated Financial Statements at June 29, 2018 and December 29, 2017.

Employment Agreements

The Company’s Chief Executive Officer and certain officers have as provisions of their agreements certain rights, including continuance of cash compensation and benefits, upon a “change in control,” which may include an acquisition of substantially all of its assets, or termination “without cause or for good reason” as defined in the employment agreements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Reclassifications

In accordance with ASU 2014-09, in order to disclose contract assets and contract liabilities, the Company reclassified the estimated amount of inventory expected to be returned from the allowance for sales returns to inventories, net on the Condensed Consolidated Balance Sheets. In addition, the Company reclassified the allowance for sales returns from accounts receivable, net to a separate line item in current liabilities on the Condensed Consolidated Balance Sheets, see Note 1.

Certain compensation related expenses were reclassified from General and Administrative to Marketing and Selling and Research and Development line items on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 to conform with 2018 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of new or improved products (including the Toric ICL and EVO family of lenses in the U.S.); commercialization of new or improved products; future economic conditions or size of market opportunities; and expected costs of quality systems or operations; statements of belief, including as to achieving 2018 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Recent Developments

We achieved record net total sales and record ICL sales in the second quarter of 2018. Growth in the quarter was broad-based across products and international geographies. ICL unit growth of 66% for the second quarter of 2018 arose in part from EVO Visian ICL unit growth of 131% in Japan, 127% growth in China, 64% growth in Canada, 61% growth in India, 30% growth in Germany and 20% growth in European distributor markets.

We believe our sales momentum can continue for the remainder of the year. Therefore, we believe our sales growth for the second half of 2018 may exceed 20% based on current market conditions. In addition, we believe our full year fiscal 2018 sales growth percentage target may exceed 25% compared with our prior target for sales growth closer to 20% over 2017 based on current market conditions.

Furthermore, we believe gross margins will increase as compared to 2017. We anticipate operating expenses in the third quarter of 2018 will be higher than the comparable period in 2017 and sequentially due to the timing of the European Society of Cataract & Refractive Surgeons (ESCRS) congress, which was held in the fourth quarter of 2017 compared to the third quarter of 2018.  We expect operating expenses in the second half of 2018 will exceed that of the first half of 2018.

We continue to expect profitability improvement as compared to 2017 and expect to achieve at least breakeven GAAP net income for the full year of 2018. We continue to expect to increase cash from operations for the full year.

We remain in discussion with the FDA regarding the Visian Toric ICL PMA submission. We are also in the early stages of our European multi-site EVO with EDOF presbyopia clinical trial. While the Visian Toric ICL PMA submission remains pending, and while the clinical trial continues, we cannot predict when, or if, we will succeed with these efforts.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. On December 30, 2017 (beginning of fiscal year 2018), the Company adopted Accounting Standards Update 2014-09, “Revenue from Contract with Customers (Topic 606) and its subsequent amendments. The Company determined that the adoption of this new standard did not materially impact revenue recognition, see Note 1 of the Condensed Consolidated Financial Statements. Other than the adoption of Topic 606, management believes that there have been no significant changes during the six months ended June 29, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our condensed consolidated statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Six Months
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.6	29.5	26.8	28.9
Gross profit	74.4	70.5	73.2	71.1

General and administrative	18.3	21.4	19.6	22.9
Marketing and selling	31.4	33.5	29.7	33.1
Research and development	15.8	21.7	17.6	23.2
Total selling, general and administrative expenses	65.5	76.6	66.9	79.2
Operating income (loss)	8.9	(6.1)	6.3	(8.1)
Other income (expense), net	(1.1)	2.3	(0.5)	1.3
Income (loss) before provision for income taxes	7.8	(3.8)	5.8	(6.8)
Provision for income taxes	2.4	0.7	1.8	0.7
Net income (loss)	5.4%	(4.5)%	4.0%	(7.5)%

Net Sales

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 29, 2018	June 30, 2017	2018 vs. 2017	June 29, 2018	June 30, 2017	2018 vs. 2017
ICL	$27,292	$16,317	67.3%	$48,450	$31,588	53.4%
Other product sales:
IOL	4,186	4,377	(4.4)	8,244	8,983	(8.2)
Other	2,427	1,242	95.4	4,304	1,715	— *
Total other product sales	6,613	5,619	17.7	12,548	10,698	17.3
Net sales	33,905	21,936	54.6%	60,998	42,286	44.3%

*	Denotes change is greater than +100%.

Net sales for the three months ended June 29, 2018 were $33.9 million, an increase of 55% from $21.9 million reported during the same period of 2017. Net sales for the six months ended June 29, 2018 were $61.0 million, an increase of 44% from $42.3 million reported during the same period of 2017.

Total ICL sales for the three months ended June 29, 2018 were $27.3 million, an increase of 67% from $16.3 million reporting during the same period of 2017, with unit growth of 66%. The sales increase was driven by the APAC region, which grew 106% with unit growth of 102%, primarily due to sales growth in Japan up 130%, China up 134%, and India up 47%. The EMEA region grew 25% with unit growth of 10% primarily due to increased sales in Germany, Distributor Operations, and Latin America. ASPs in Europe were favorably impacted by the strength of the Euro compared to the U.S. dollar. North America sales increased due to a 56% increase in sales in Canada. ICL sales represented 80.5% and 74.4% of total sales for the three months ended June 29, 2018 and June 30, 2017, respectively.

Total ICL sales for the six months ended June 29, 2018 were $48.5 million, an increase of 53% from $31.6 million reported during the same period of 2017, with unit growth of 54%. The sales increase was driven by the APAC region, which grew 81% with unit growth of 82%, primarily due to sales growth in China up 109%, Japan up 90%, and Korea up 35%. The EMEA region grew 27% with unit growth of 12% primarily due to increased sales in Germany, Middle East, Distributor Operations, Latin America and Spain. ASPs in Europe were favorably impacted by the strength of the Euro compared to the U.S. dollar. Within North America Canada sales increased 30%. ICL sales represented 79.4% and 74.7% of total sales for the six months ended June 29, 2018 and June 30, 2017, respectively.

Other product sales, including IOLs, for the three months ended June 29, 2018 were $6.6 million, compared to $5.6 million reported during the same period of 2017. Other product sales, including IOLs, for the six months ended June 29, 2018 were $12.5 million, compared to $10.7 million reported during the same period of 2017. The increase in other product sales for both periods is due to an increase in injector part sales, partially offset by a decrease in IOL sales.

Gross Profit

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 29, 2018	June 30, 2017	2018 vs. 2017	June 29, 2018	June 30, 2017	2018 vs. 2017
Gross Profit	$25,227	$15,474	63.0%	$44,658	$30,051	48.6%
Gross Profit Margin	74.4%	70.5%		73.2%	71.1%

Gross profit for the three months ended June 29, 2018 was $25.2 million or 74.4% of sales, an increase of 63% from $15.5 million, or 70.5% of sales, reported during the same period of 2017. The improvement in gross margin resulted primarily from lower unit costs as a result of significantly increased production volumes, to support the 67% increase in ICL sales for the second quarter, resulting in better overhead absorption and due to lower inventory provisions.

Gross profit for the six months ended June 29, 2018 was $44.7 million or 73.2% of sales, an increase of 49% from $30.1 million, or 71.1% of sales, reported during the same period of 2017. The improvement in gross margin resulted from lower unit costs, lower inventory provisions and freight costs as a percent of sales, improved product mix, partially offset by unfavorable price mix.

General and Administrative

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 29, 2018	June 30, 2017	2018 vs. 2017	June 29, 2018	June 30, 2017	2018 vs. 2017
General and Administrative	$6,196	$4,685	32.3%	$11,967	$9,664	23.8%
Percentage of Sales	18.3%	21.4%		19.6%	22.9%

General and administrative expenses for the three months ended June 29, 2018 was $6.2 million, an increase of 32% from $4.7 million reported for the same period of 2017. The increase in general and administrative expenses was due to an increase in salary-related expenses including stock compensation, as well as additional expense in finance and information systems and increased facility costs versus prior year.

General and administrative expenses for the six months ended June 29, 2018 was $12.0 million, an increase of 24% from $9.7 million reported for the same period of 2017. The increase was mainly due to increases in salary-related expenses including stock compensation, as well as additional expense in finance and information systems, and increased travel, legal fees, and facility costs.

Marketing and Selling

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 29, 2018	June 30, 2017	2018 vs. 2017	June 29, 2018	June 30, 2017	2018 vs. 2017
Marketing and Selling	$10,659	$7,342	45.2%	$18,113	$13,978	29.6%
Percentage of Sales	31.4%	33.5%		29.7%	33.1%

Marketing and selling expenses for the three months ended June 29, 2018 was $10.7 million, an increase of 45% from $7.3 million reported for the same period of 2017. Marketing and selling expenses for the six months ended June 29, 2018 was $18.1 million, an increase of 30% from $14.0 million reported for the same period of 2017. The increase for both periods was due to investments in digital, consumer, and strategic marketing and commercial infrastructure.

Research and Development

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 29, 2018	June 30, 2017	2018 vs. 2017	June 29, 2018	June 30, 2017	2018 vs. 2017
Research and Development	$5,346	$4,767	12.1%	$10,753	$9,824	9.5%
Percentage of Sales	15.8%	21.7%		17.6%	23.2%

Research and development expenses for the three months ended June 29, 2018 was $5.3 million, an increase of 12% from $4.8 million reported for the same period of 2017. Research and development expenses for the six months ended June 29, 2018 was $10.8 million, an increase of 10% from $9.8 million reported for the same period of 2017. The increase for both periods was primarily due to an increase in clinical expenses associated with our clinical trial for the next generation ICL with an EDOF optic, and an increase in medical affairs expenses.

Research and development expense consists primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and the regulatory and clinical activities required to acquire and maintain product approvals globally. These costs are expensed as incurred.

Other Income, Net

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	June 29, 2018	June 30, 2017	2018 vs. 2017		June 29, 2018	June 30, 2017	2018 vs. 2017
Other Income/(Expense), Net	$(391)	$495	—	*	$(306)	$528	—	*
Percentage of Sales	(1.1)%	2.3%			(0.5)%	1.3%

*	Denotes change is greater than +100%.

Other expense, net for the three and six months ended June 29, 2018 was $0.4 million and $0.3 million, respectively, compared to other income, net of $0.5 million and $0.5 million reported for the same periods of 2017, respectively. The change in other income, net for the three and six months ended June 30, 2017 to other expense, net for the three months and the six months ended June 29, 2018 was a result of foreign exchange losses (primarily the Euro).

Income Taxes

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	June 29, 2018	June 30, 2017	2018 vs. 2017		June 29, 2018	June 30, 2017	2018 vs. 2017
Income tax provision	$805	$146	—	*	$1,106	$287	—	*
Percentage of Sales	2.4%	0.7%			1.8%	0.7%

*	Denotes change is greater than +100%.

The provision for income taxes is determined using an estimated annual effective tax rate. We recorded income taxes of $0.8 million and $1.1 million for the three and six months ended June 29, 2018, respectively and $0.1 million and $0.3 million for the three and six months ended June 30, 2017. The income tax provision was due primarily to pre-tax income generated in certain foreign jurisdictions. We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

Liquidity and Capital Resources

As of June 29, 2018, we had cash, cash equivalents and restricted cash of $21.4 million. Additionally, we have a line of credit with a Japanese lender, in the amount of $4.5 million, that is fully drawn and a line of credit with a Swiss lender, in the amount of $1.0 million, which is fully available for borrowing. In recent years, we have been able to finance our operations through cash generated from operating activities, proceeds from the exercise of stock options, capital lease financing, and availability under our lines of credit. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may opportunistically explore additional financing to develop or enhance our products, to accelerate commercialization of products, to fund expansion or clinical trials, to fund investments in operations, to acquire or to invest in complementary products, businesses or technologies, to lower our cost of capital, or for general corporate purposes, which could include equity and/or debt financing.

Net cash provided by operating activities was $2.3 million for the six months ended June 29, 2018 and net cash used in operating activities was $1.4 million for the six months ended June 30, 2017. The net cash provided by operating activities for the six months ended June 29, 2018, resulted from net income of $2.4 million and $6.0 million in non-cash items offset by a $6.1 million decrease in net working capital. The increase in net cash provided by operating activities during the six months ended June 29, 2018 was due to recognition of net income of $2.4 million for the six months ended June 29, 2018 compared to a net loss of $3.2 million for the six months ended June 30, 2017 and an increase of $2.1 million in non-cash items, offset by a decrease in net working capital of $4.0 million.

Net cash used in investing activities was $1.3 million and $0.6 million for the six months ended June 29, 2018 and June 30, 2017, respectively, due to the acquisition of property, plant and equipment.

Net cash provided by financing activities was $1.5 million and $1.1 million for the six months ended June 29, 2018 and June 30, 2017, respectively. Net cash provided by financing activities during the first six months of 2018 resulted primarily from the proceeds from vested restricted stock and exercises of stock options, partially offset by the repayment of capital lease obligations.

Credit Facilities and Commitments

Lines of Credit and Lease Line of Credit (Capital Leases)

See Note 12 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of June 29, 2018.

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

During the six months ended June 29, 2018, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2018, the Board of Directors approved revisions to the form of Indemnity Agreement entered into by and between the Company and its directors and officers. The revisions are intended to more closely align the form of Indemnity Agreement with current practices. Section 1(a)(iii) was revised to exclude from Covered Claims any claims initiated by an Indemnitee against the Company or other directors. Section 1(c) (renumbered as Section 1(d)) was revised to more expressly provide coverage for “Informal” Investigations, as defined by the Indemnity Agreement. Section 2(b) was revised to clarify that the only Directors and Officers (“D&O”) insurance payments that would preclude indemnity under the Indemnity Agreement are those payments from D&O policies maintained by the Company (and excluding any “Wealth Security” policies held by a director or officer). Section 3(c) was revised to prohibit the Company from obtaining a “bar order” against advancement of expenses to an Indemnitee. Section 3(b) was revised to expressly require that an Indemnitee be included in any D&O policy, including a tail policy, bought for anyone else covered by the Company’s then-current D&O policy. The foregoing summary is qualified in its entirety by reference to the form of Indemnity Agreement, which is filed as Exhibit 10.38 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

3.1	Amended Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)

10.37	Form of Distributorship Agreement.*

†10.38	Form of Indemnity Agreement between the Company and certain officers and directors.*

31.1	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended June 29, 2018, formatted in Extensible Business Reporting Language (XBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

(1)	Incorporated by reference to Appendix 2 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.

(2)	Incorporated by reference to Appendix 3 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.

(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A as filed with the Commission on April 18, 2003.

(4)	Incorporated by reference to Appendix 1 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Dated: August 1, 2018	By:	/s/ DEBORAH J. ANDREWS
Deborah J. Andrews
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)