Form 10-Q
period 2018-09-28
STAAR SURGICAL CO
filed 2018-10-31
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant has 44,131,509 shares of common stock, par value $0.01 per share, issued and outstanding as of October 26, 2018.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	September 28, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$102,195	$18,520
Accounts receivable trade, net of allowance for doubtful accounts of $616 and $350, respectively	23,732	20,035
Inventories, net	16,180	13,674
Prepayments, deposits, and other current assets	5,190	4,207
Total current assets	147,297	56,436
Property, plant and equipment, net	11,462	9,776
Intangible assets, net	244	271
Goodwill	1,786	1,786
Deferred income taxes	1,201	1,242
Other assets	998	967
Total assets	$162,988	$70,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,162	$4,438
Accounts payable	8,282	6,033
Obligations under capital leases	1,359	1,278
Allowance for sales returns	2,802	2,546
Other current liabilities	10,935	7,339
Total current liabilities	27,540	21,634
Obligations under capital leases	662	531
Deferred income taxes	679	350
Asset retirement obligations	201	202
Deferred rent	203	172
Pension liability	4,839	4,653
Total liabilities	34,124	27,542
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 44,104 and 41,383 shares issued and outstanding at September 28, 2018 and December 29, 2017, respectively	441	414
Additional paid-in capital	287,000	204,920
Accumulated other comprehensive loss	(1,201)	(1,150)
Accumulated deficit	(157,376)	(161,248)
Total stockholders’ equity	128,864	42,936
Total liabilities and stockholders’ equity	$162,988	$70,478

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29 2017	September 28, 2018	September 29, 2017

Net sales	$31,770	$23,473	$92,768	$65,759
Cost of sales	7,910	6,624	24,250	18,859
Gross profit	23,860	16,849	68,518	46,900

Selling, general and administrative expenses:
General and administrative	6,087	4,716	18,054	14,380
Marketing and selling	10,620	6,495	28,733	20,473
Research and development	5,570	4,594	16,323	14,418
Total selling, general and administrative expenses	22,277	15,805	63,110	49,271

Operating income (loss)	1,583	1,044	5,408	(2,371)

Other income (expense):
Interest expense, net	(29)	(27)	(65)	(88)
Gain (loss) on foreign currency transactions	52	444	(545)	738
Royalty income	159	141	465	400
Other income (expense), net	40	(19)	61	17
Other income (expense), net	222	539	(84)	1,067

Income (loss) before income taxes	1,805	1,583	5,324	(1,304)
Income tax provision	346	410	1,452	697
Net income (loss)	$1,459	$1,173	$3,872	$(2,001)

Net income (loss) per share:
Basic	$0.03	$0.03	$0.09	$(0.05)
Diluted	$0.03	$0.03	$0.09	$(0.05)

Weighted average shares outstanding:
Basic	43,054	41,110	42,065	40,939
Diluted	46,025	42,104	44,618	40,939

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Net income (loss)	$1,459	$1,173	$3,872	$(2,001)
Other comprehensive income (loss)
Defined benefit plans:
Net change in plan assets	(21)	(17)	(51)	(54)
Reclassification into other income (expense), net	25	18	76	55
Foreign currency translation gains (losses)	(321)	(46)	(114)	360
Tax effect	105	13	38	(99)
Other comprehensive income (loss), net of tax	(212)	(32)	(51)	262
Comprehensive income (loss)	$1,247	$1,141	$3,821	$(1,739)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net income (loss)	$3,872	$(2,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	1,792	2,344
Amortization of intangibles	26	166
Deferred income taxes	363	164
Change in net pension liability	233	95
Loss on disposal of property and equipment	8	22
Stock-based compensation expense	4,926	2,185
Provision for sales returns and bad debts	892	186
Inventory provision	1,181	1,267
Changes in working capital:
Accounts receivable	(3,989)	41
Inventories	(3,625)	725
Prepayments, deposits, and other current assets	(1,021)	(764)
Accounts payable	2,121	(2,751)
Other current liabilities	3,643	62
Net cash provided by operating activities	10,422	1,741

Cash flows from investing activities:
Acquisition of property and equipment	(1,721)	(969)
Net cash used in investing activities	(1,721)	(969)

Cash flows from financing activities:
Proceeds from public offering of stock	72,150	—
Repayment of capital lease obligations	(1,396)	(984)
Repayment on line of credit	(251)	—
Repurchase of employee common stock for taxes withheld	—	(234)
Proceeds from vested restricted stock and exercise of stock options	4,582	2,276
Net cash provided by financing activities	75,085	1,058

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(111)	305
Increase in cash, cash equivalents and restricted cash	83,675	2,135
Cash, cash equivalents and restricted cash, at beginning of the period	18,641	14,118
Cash, cash equivalents and restricted cash, at end of the period	$102,316	$16,253

Supplemental disclosure of non-cash operating activities
Insurance receivable	—	$7,000
Settlement liability	—	$7,000

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

The Condensed Consolidated Financial Statements for the three and nine months ended September 28, 2018 and September 29, 2017, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 28, 2018 and September 29, 2017, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in 000’s):

	September 28, 2018	December 29, 2017	September 29, 2017
Cash and cash equivalents	$102,195	$18,520	$16,133
Restricted cash included in other long-term assets	121	121	120
Total cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$102,316	$18,641	$16,253

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

	September 28, 2018	December 29, 2017
Estimated returns - inventory(1)	$678	$534
Allowance for sales returns	2,802	2,546

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

Non-consignment Sales

The Company recognizes revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for the STAAR Japan subsidiary, which is typically recognized when the customer receives the product. The Company does not have significant deferred revenues as of September 28, 2018 or September 29, 2017, as delivery to the customer is generally made within the same or the next day of shipment.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Revenue (Continued)

The Company also enters into certain strategic cooperation agreements with customers in which, as consideration for certain commitments made by the customer, including minimum purchase commitments, the Company agrees, among other things, to pay for marketing, educational training and general support of the Company’s products. The provisions in these arrangements allow for these payments to be made directly to the customer or payments can be made directly to a third party for distinct marketing, educational training and general support services provided to or on behalf of the customer by the third party. For payments the Company makes to another party, or reimburses the customer for distinct marketing and support services, the Company recognizes these payments as sales and marketing expense as incurred. These strategic cooperation agreements are generally for periods of 12 months or more with quarterly minimum purchase commitments. The Company recognizes sales and marketing expenses in the period in which it expects the customer will achieve its minimum purchase commitment, generally quarterly, and any unpaid amounts are recorded in Other Current Liabilities in “Other” on the Condensed Consolidated Statements of Operations, see Note 6. Reimbursements made directly to the customer for general marketing incentives are treated as a reduction in revenues. The Company’s performance obligations generally occur in the same quarter as the shipment of product.

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and the shipments made by the Company to that customer, there is no remaining performance obligation by the Company to the customer. Accordingly, there are no deferred revenues associated with these types of arrangements as of September 28, 2018 or September 29, 2017.

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

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Royalty income (1)	$159	$141	$465	$400

(1)	Shown as a separate line item in other income, net on the Condensed Consolidated Statements of Operations.

Another type of licensing contract requires that the licensee pay the Company a lump sum royalty once certain milestones are achieved, such as upon the first commercial sale of a product incorporating a licensed patent or technology (performance obligation occurs over a period of time); no such income was recognized for the three and nine months ended September 28, 2018 or September 29, 2017, respectively.

See Note 9 for additional information on disaggregation of revenues, geographic sales information and product sales.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Revenue (Continued)

The following table summarizes the impact of adopting Topic 606 on the Company’s Condensed Consolidated Balance Sheets for September 28, 2018 (in 000’s) (see also Note 14):

	As Reported	Adjustments	Balances without the adoption of 606
Accounts receivable trade, net	$23,732	$(2,802)	$20,930
Total current assets	147,297	(2,802)	144,495
Total assets	162,988	(2,802)	160,186
Allowance for sales returns	2,802	(2,802)	—
Total current liabilities	27,540	(2,802)	24,738
Total liabilities	34,124	(2,802)	31,322
Total liabilities and stockholders’ equity	162,988	(2,802)	160,186

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted (Continued)

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which narrows aspects of the guidance issued in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions.

Also, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted improvements,” which provide an additional and optional transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).

The Company is nearing the completion of its assessment and is performing a final review of its evaluation of the new standard. The Company elected to use the practical expedients of not assessing expired contracts, using current lease classification and not assessing any initial direct costs. The Company has also elected not to capitalize leases that have terms less than 12 months. The Company will initially apply the new standard on December 29, 2018 (beginning of Fiscal Year 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company does not believe the adoption of the new standard will result in a material adjustment to beginning retained earnings. The Company is still evaluating the effects on its financial statement disclosures.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies certain disclosures requirements for reporting fair value measurements. This is effective for fiscal years ending after December 15, 2019. Early adoption is permitted. The Company will adopt this standard as of January 4, 2020 (beginning of Fiscal Year 2020) and is currently evaluating the disclosure requirements and its effect on the Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20); Disclosure Framework – Changes in the Disclosure Requirement for Defined Benefit Plans,” which modifies disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. This is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company will adopt this standard as of January 2, 2021 (beginning of Fiscal Year 2021) and is currently evaluating the disclosure requirements and its effect on the Condensed Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	September 28, 2018	December 29, 2017
Raw materials and purchased parts	$2,586	$2,506
Work in process	2,755	1,996
Finished goods	12,247	11,533
	17,588	16,035
Less inventory reserves	1,408	2,361
Total	$16,180	$13,674

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	September 28, 2018	December 29, 2017
Prepayments and deposits	$2,039	$1,435
Prepaid insurance	529	943
Consumption tax receivable	764	541
Value added tax (VAT) receivable	1,198	910
Other current assets(1)	660	378
Total	$5,190	$4,207

(1)       No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	September 28, 2018	December 29, 2017
Machinery and equipment	$18,607	$16,562
Furniture and fixtures	9,853	9,201
Leasehold improvements	9,883	9,631
	38,343	35,394
Less accumulated depreciation	26,881	25,618
Total	$11,462	$9,776

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 28, 2018			December 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Long-lived amortized intangible assets:
Patents and licenses	$9,240	$(8,996)	$244	$9,244	$(8,973)	$271
Customer relationships	1,381	(1,381)	—	1,392	(1,392)	—
Developed technology	878	(878)	—	885	(885)	—
Total	$11,499	$(11,255)	$244	$11,521	$(11,250)	$271

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 28, 2018	December 29, 2017
Accrued salaries and wages	$3,792	$2,407
Accrued insurance	33	565
Accrued consumption tax	820	446
Accrued income taxes	1,121	210
Accrued bonuses	3,408	2,026
Other(1))	1,761	1,685
Total	$10,935	$7,339

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 7 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost(1)	$137	$128	$414	$386
Interest cost(2)	15	14	44	42
Expected return on plan assets(2)	(28)	(24)	(82)	(71)
Net amortization of transitional obligation(2),(3)	3	3	8	9
Prior service credit(2),(3)	(6)	(2)	(17)	(6)
Actuarial loss recognized in current period(2),(3)	28	17	85	52
Net periodic pension cost	$149	$136	$452	$412

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Operations.
(2)	For 2018, recognized in other income (expense), net, and for 2017, recognized in selling, general and administrative on the Condensed Consolidated Statements of Operations.
(3)	Amounts reclassified from accumulated other comprehensive loss.

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Employer contribution	$80	$66	$225	$197

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Numerator:
Net income (loss)	$1,459	$1,173	$3,872	$(2,001)
Denominator:
Weighted average common shares:
Common shares outstanding	43,065	41,131	42,076	40,960
Less: Unrestricted stock	(11)	(21)	(11)	(21)
Denominator for basic calculation	43,054	41,110	42,065	40,939
Weighted average effects of potentially dilutive common stock:
Stock options	2,686	837	2,245	—
Unvested restricted stock	4	—	12	—
Restricted stock units	281	157	296	—
Warrants	—	—	—	—
Denominator for diluted calculation	46,025	42,104	44,618	40,939

Net income (loss) per share:
Basic	$0.03	$0.03	$0.09	$(0.05)
Diluted	$0.03	$0.03	$0.09	$(0.05)

Because the Company had a net loss for the nine months ended September 29, 2017, the number of diluted shares is equal to the number of basic shares. Outstanding options and warrants to purchase common stock, restricted stock and restricted stock units would have had an anti-dilutive effect on diluted per share amounts.

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

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Options	389	1,545	278	2,497
Restricted stock and restricted stock units	—	—	1	159
Total	389	1,545	279	2,656

Note 9 — Disaggregation of Revenues, Geographic Sales and Product Sales

In the following tables, revenues are disaggregated by category, sales by geographic market and sales by product data. The following breaks down revenues into the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Non-consignment sales	$27,503	$19,590	$79,345	$53,432
Consignment sales	4,267	3,883	13,423	12,327
Total net sales	31,770	23,473	92,768	65,759
Royalty income (1)	159	141	465	400
Total revenues	$31,929	$23,614	$93,233	$66,159

(1)	Shown as a separate line item in other income, net on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
China	$13,349	$7,397	$35,224	$18,069
Japan	6,006	4,633	17,781	12,849
Other (1)	12,415	11,443	39,763	34,841
Total revenues	$31,770	$23,473	$92,768	$65,759

(1)	No other location individually exceeds 10% of the total sales.

In addition, domestic and foreign sales are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Domestic	$1,676	$1,896	$5,327	$5,946
Foreign	30,094	21,577	87,441	59,813
Total revenues	$31,770	$23,473	$92,768	$65,759

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

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
ICLs	$26,418	$18,110	$74,868	$49,698
Other product sales
IOLs	3,824	3,892	12,068	12,875
Other surgical products	1,528	1,471	5,832	3,186
Total other product sales	5,352	5,363	17,900	16,061
Total net sales	$31,770	$23,473	$92,768	$65,759

One customer, our distributor in China, accounted for 42% and 38% of net sales for the three and nine months ended September 28, 2018, respectively, and the same customer accounted for 32% and 27% of net sales for the three and nine months ended September 29, 2017, respectively. As of September 28, 2018 and December 29, 2017, respectively, one customer, our distributor in China, accounted for 36% and 24% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Employee stock options	$1,197	$443	$2,713	$1,204
Restricted stock	82	50	192	136
Restricted stock units	501	314	1,593	845
Nonemployee stock options	247	—	428	—
Total	$2,027	$807	$4,926	$2,185

The Company recorded stock-based compensation costs in the following categories on the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Cost of sales	$4	$2	$11	$6
General and administrative	701	377	1,875	1,035
Marketing and selling	471	214	1,297	558
Research and development	851	214	1,743	586
Total stock-based compensation expense	2,027	807	4,926	2,185
Amounts capitalized as part of inventory	182	107	449	269
Total stock-based compensation	$2,209	$914	$5,375	$2,454

Stock Option Plan

Our Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”), and performance contingent stock units. Options under the plan are granted at fair market value on the date of grant, become exercisable over a three-year period, or as determined by our Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting under certain circumstances in the event of a change in control (as defined in the Plan). Restricted stock grants under the Plan generally vest over a period between one to three years. As of September 28, 2018, there were 2,488,237 shares available for grants under the Plan.

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

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53%	57%	53%	57%
Risk-free interest rate	2.84%	1.83%	2.71%	1.95%
Expected term (in years)	5.72	5.67	5.72	5.67

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stock-Based Compensation (Continued)

A summary of option activity under the Plan for the quarter ended September 28, 2018 is presented below:

Option Shares (000’s)
Outstanding at December 29, 2017	3,725
Granted	805
Exercised	(524)
Forfeited or expired	(27)
Outstanding at September 28, 2018	3,979
Exercisable at September 28, 2018	2,584

As of September 28, 2018, exercise prices of outstanding stock options ranged between $0.95 and $39.90 per share.

A summary of restricted stock and RSU activity under the Plan for the quarter ended September 28, 2018 is presented below:

	Restricted Shares (000’s)	Restricted Units (000’s)
Outstanding at December 29, 2017	21	488
Granted	11	49
Vested	(21)	(185)
Forfeited or expired	—	(8)
Outstanding at September 28, 2018	11	344

Note 11 — Income Taxes

The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.

The Company recorded an income tax provision of $346,000 and $1,452,000 for the three and nine months ended September 28, 2018, respectively, and $410,000 and $697,000 for the three and nine months ended September 29, 2017, respectively, primarily due to pre-tax income generated in certain foreign jurisdictions.  There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 12 - Commitments and Contingencies

Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of September 28, 2018) plus a 0.50% spread, and may be renewed quarterly (the current line expires on November 21, 2018).  The credit facility is not collateralized.  The Company had 472,500,000 Yen and 500,000,000 Yen outstanding on the line of credit as of September 28, 2018 and December 29, 2017, respectively (approximately $4,162,000 and $4,438,000 based on the foreign exchange rates on September 28, 2018 and December 29, 2017, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  As of September 28, 2018 there was 27,500,000 Yen (approximately $242,000) available for borrowing and as of December 29, 2017 there were no available borrowings under the line. At maturity on November 21, 2018, the Company expects to renew this line of credit for an additional three months, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,000,000 at the rate of exchange on September 28, 2018 and December 29, 2017), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of September 28, 2018 and December 29, 2017.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of the date of this filing.

Lease Line of Credit (Capital Leases)

On March 8, 2018, the Company entered into lease schedule 011 with Farnam Street Financial, Inc. (“Farnam”). The line of credit provides for borrowings of up to $500,000 at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. Interim rent is paid until the full amount of the line is used at which time the lease commences. As of September 28, 2018, approximately $392,000 of the line was available for borrowing.

On March 8, 2018, the Company entered into lease schedule 010R with Farnam. Under 010R, equipment with a cost of $1,560,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option. As of September 28, 2018, approximately $1,044,000 was outstanding on this capital lease.

On January 31, 2017, the Company entered into lease schedule 009R with Farnam. Under 009R, equipment with a cost of $1,957,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment. At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option. As of September 28, 2018 and December 29, 2017, approximately $330,000 and $1,067,000, respectively, was outstanding on this capital lease.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 12 - Commitments and Contingencies (Continued)

Litigation and Claims

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. These legal proceedings and other matters may relate to, among other things, contractual rights and obligations, employment matters, or claims of product liability. STAAR maintains insurance coverage for various matters, including product liability and certain securities claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on the Company’s financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Employment Agreements

The Company’s Chief Executive Officer and certain officers have as provisions of their agreements certain rights, including continuance of cash compensation and benefits, upon a “change in control,” which may include an acquisition of substantially all of its assets, or termination “without cause or for good reason” as defined in the employment agreements.

Note 13 – Stockholders’ Equity

On August 10, 2018, the Company closed an offering of its common stock. As part of this transaction, the Company issued 1,999,850 shares of its common stock at a price of $36.309 per share. Net proceeds, after deducting expenses, received from this offering were $72,150,000. The Company intends to use the net proceeds of this offering to fund operations, which may include advancing and broadening commercialization of its ICL family of products, funding pipeline research and development activities and clinical trials, funding incremental investments in automation and precision manufacturing, and capital expenditures, such as information systems, and for general corporate purposes, including working capital. The Company has not yet determined the amounts on any of the areas listed above or the timing of these expenditures. The Company invests the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Note 14 — Reclassifications

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

Certain compensation related expenses were reclassified from General and Administrative to Marketing and Selling and Research and Development line items on the Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2017 to conform with 2018 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of new or improved products (including the EVO family of lenses in the U.S.); commercialization of new or improved products; future economic conditions or size of market opportunities; and expected costs of quality systems or operations; statements of belief, including as to achieving 2018 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Recent Developments

We achieved a 35% increase in net total sales and a 46% increase in ICL sales in the third quarter of 2018 as compared to the third quarter of 2017. ICL unit growth of 56% for the third quarter of 2018 arose in part from EVO Visian ICL unit growth of 100% in China, 95% growth in Japan, 27% growth in India and 20% growth in Germany. Sales of “Other” products, representing approximately 17% of overall sales in the third quarter of 2018, were essentially flat from the third quarter of 2017 at $5.4 million in sales.

We believe our sales momentum can continue for the remainder of the year. Therefore, we believe our full year fiscal 2018 sales growth percentage target should exceed 30% over 2017 based on current market conditions.

Furthermore, we continue to believe gross margins will increase as compared to 2017. We expect operating expenses in the fourth quarter of 2018 will exceed that of the fourth quarter of 2017 as we continue to invest in the business.

We continue to expect profitability improvement as compared to 2017 and expect to achieve positive GAAP net income for the full year of 2018. We continue to expect to increase cash from operations for the full year.

On September 13, 2018, we announced that the FDA granted approval of our PMA Supplement for the Visian Toric ICL for the correction of myopia with astigmatism. Our staged rollout of that product is in process. Our European multi-site EVO with EDOF presbyopia clinical trial remains ongoing. While the clinical trial continues, we cannot predict when, or if, we will succeed in meeting our end-points.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. On December 30, 2017 (beginning of fiscal year 2018), the Company adopted Accounting Standards Update 2014-09, “Revenue from Contract with Customers (Topic 606)”and its subsequent amendments. The Company determined that the adoption of this new standard did not materially impact revenue recognition, see Note 1 of the Condensed Consolidated Financial Statements. Other than the adoption of Topic 606, management believes that there have been no significant changes during the nine months ended September 28, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017.

Results of Operations

The following table shows the percentage of our total sales represented by the specific items listed in our condensed consolidated statements of operations for the periods indicated, and the percentage by which these items increased or decreased over the prior period.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Nine Months
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.9	28.2	26.1	28.7
Gross profit	75.1	71.8	73.9	71.3

General and administrative	19.2	20.1	19.5	21.9
Marketing and selling	33.4	27.7	31.0	31.1
Research and development	17.5	19.6	17.6	21.9
Total selling, general and administrative expenses	70.1	67.4	68.1	74.9
Operating income (loss)	5.0	4.4	5.8	(3.6)
Other income (expense), net	0.7	2.3	(0.1)	1.7
Income (loss) before provision for income taxes	5.7	6.7	5.7	(1.9)
Provision for income taxes	1.1	1.7	1.6	1.1
Net income (loss)	4.6%	5.0%	4.1%	(3.0)%

Net Sales

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2018	September 29, 2017	2018 vs. 2017	September 28, 2018	September 29, 2017	2018 vs. 2017
ICL	$26,418	$18,110	45.9%	$74,868	$49,698	50.6%
Other product sales:
IOL	3,824	3,892	(1.7)	12,068	12,875	(6.3)
Other	1,528	1,471	3.9	5,832	3,186	83.1
Total other product sales	5,352	5,363	(0.2)	17,900	16,061	11.5
Net sales	31,770	23,473	35.3%	92,768	65,759	41.1%

Net sales for the three months ended September 28, 2018 were $31.8 million, an increase of 35% from $23.5 million reported during the same period of 2017. Net sales for the nine months ended September 28, 2018 were $92.8 million, an increase of 41% from $65.8 million reported during the same period of 2017.

Total ICL sales for the three months ended September 28, 2018 were $26.4 million, an increase of 46% from $18.1 million reporting during the same period of 2017, with unit growth of 56%. The sales increase was driven by the APAC region, which grew 68% with unit growth of 79%, primarily due to sales growth in Japan up 90%, China up 83%, Korea up 16% and India up 20%. The Europe region grew 18% with unit growth of 17% primarily due to increased sales in Germany, Spain and Distributor Operations. In addition, the Middle East and Latin America region grew 6% with unit growth of 4%. Within North America, Canada sales increased 11%. ICL sales represented 83.2% and 77.2% of total sales for the three months ended September 28, 2018 and September 29, 2017, respectively.

Total ICL sales for the nine months ended September 28, 2018 were $74.9 million, an increase of 51% from $49.7 million reported during the same period of 2017, with unit growth of 55%. The sales increase was driven by the APAC region, which grew 76% with unit growth of 81%, primarily due to sales growth in China up 98%, Japan up 90%, and Korea up 28%. The Europe region grew 24% with unit growth of 13% primarily due to increased sales in Germany, Distributor Operations and Spain. ASPs in Europe were favorably impacted by the strength of the Euro compared to the U.S. dollar. In addition, the Middle East and Latin America region grew 20% with unit growth of 11%. Within North America, Canada sales increased 23%. ICL sales represented 80.7% and 75.6% of total sales for the nine months ended September 28, 2018 and September 29, 2017, respectively.

Other product sales, including IOLs, for the three months ended September 28, 2018 and September 29, 2017, were $5.4 million. Other product sales, including IOLs, for the nine months ended September 28, 2018 were $17.9 million, compared to $16.1 million reported during the same period of 2017. The increase in other product sales for the nine months is due to an increase in injector part sales, partially offset by a decrease in IOL sales.

Gross Profit

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2018	September 29, 2017	2018 vs. 2017	September 28, 2018	September 29, 2017	2018 vs. 2017
Gross Profit	$23,860	$16,849	41.6%	$68,518	$46,900	46.1%
Gross Profit Margin	75.1%	71.8%		73.9%	71.3%

Gross profit for the three months ended September 28, 2018 was $23.9 million or 75.1% of sales, an increase of 42% from $16.8 million, or 71.8% of sales, reported during the same period of 2017. Gross profit for the nine months ended September 28, 2018 was $68.5 million or 73.9% of sales, an increase of 46% from $46.9 million, or 71.3% of sales, reported during the same period of 2017. The improvement in gross margin for both periods resulted primarily from lower unit costs as a result of significantly increased production volumes resulting in better overhead absorption, favorable product and country mix, and due to lower freight and inventory provisions, partially offset by the effect of lower average selling prices.

 General and Administrative

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2018	September 29, 2017	2018 vs. 2017	September 28, 2018	September 29, 2017	2018 vs. 2017
General and Administrative	$6,087	$4,716	29.1%	$18,054	$14,380	25.5%
Percentage of Sales	19.2%	20.1%		19.5%	21.9%

General and administrative expenses for the three months ended September 28, 2018 was $6.1 million, an increase of 29% from $4.7 million reported for the same period of 2017. General and administrative expenses for the nine months ended September 28, 2018 was $18.1 million, an increase of 26% from $14.4 million reported for the same period of 2017. The increase in general and administrative expenses for both periods was due to an increase in salary-related expenses including stock-based compensation, facility costs, legal fees, travel, and investments in enhanced cybersecurity systems.

Marketing and Selling

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2018	September 29, 2017	2018 vs. 2017	September 28, 2018	September 29, 2017	2018 vs. 2017
Marketing and Selling	$10,620	$6,495	63.5%	$28,733	$20,473	40.3%
Percentage of Sales	33.4%	27.7%		31.0%	31.1%

Marketing and selling expenses for the three months ended September 28, 2018 was $10.6 million, an increase of 64% from $6.5 million reported for the same period of 2017. Marketing and selling expenses for the nine months ended September 29, 2018 was $28.7 million, an increase of 40% from $20.5 million reported for the same period of 2017. The increase for both periods was due to investments in digital, consumer, and strategic marketing and commercial infrastructure and due to a calendar shift in ESCRS from the prior year’s fourth quarter to the third quarter of 2018.

Research and Development

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2018	September 29, 2017	2018 vs. 2017	September 28, 2018	September 29, 2017	2018 vs. 2017
Research and Development	$5,570	$4,594	21.2%	$16,323	$14,418	13.2%
Percentage of Sales	17.5%	19.6%		17.6%	21.9%

Research and development expenses for the three months ended September 28, 2018 was $5.6 million, an increase of 21% from $4.6 million reported for the same period of 2017. Research and development expenses for the nine months ended September 29, 2018 was $16.3 million, an increase of 13% from $14.4 million reported for the same period of 2017. The increase for both periods was primarily due to an increase in clinical expenses associated with our clinical trial for the next generation ICL with an EDOF optic, an increase in medical affairs expenses and for the three-month period, increased regulatory costs.

Research and development expense consists primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and the regulatory and clinical activities required to acquire and maintain product approvals globally. These costs are expensed as incurred.

Other Income, Net

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2018	September 29, 2017	2018 vs. 2017	September 28, 2018	September 29, 2017	2018 vs. 2017
Other Income (Expense), Net	$222	$539	(58.8)%	$(84)	$1,067	—	*
Percentage of Sales	0.7%	2.3%		(0.1)%	1.7%

________________

*	Denotes change is greater than +100%.

Other income, net for the three months ended September 28, 2018 was $0.2 million, a decrease from $0.5 million reported for the same period of 2017. The decrease was a result of lower foreign exchange gains (primarily the euro). Other expense, net for the nine months ended September 28, 2018 was $0.1 million compared to other income, net of $1.1 million reported for the same period of 2017. This change was a result of foreign exchange losses during the nine months ended September 28, 2018 compared to foreign exchange gains during the same period of 2017, due primarily to fluctuations in the euro rates.

Income Taxes

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2018	September 29, 2017	2018 vs. 2017	September 28, 2018	September 29, 2017	2018 vs. 2017
Income tax provision	$346	$410	(15.6)%	$1,452	$697	—	*
Percentage of Sales	1.1%	1.7%		1.6%	1.1%

________________

*	Denotes change is greater than +100%.

The provision for income taxes is determined using an estimated annual effective tax rate. We recorded income taxes of $0.3 million and $1.5 million for the three and nine months ended September 28, 2018, respectively and $0.4 million and $0.7 million for the three and nine months ended September 29, 2017. The income tax provision was due primarily to pre-tax income generated in certain foreign jurisdictions. We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

Liquidity and Capital Resources

On August 10, 2018, we closed an offering of our common stock. As part of this transaction, we issued 1,999,850 shares of common stock at a price of $36.309 per share. Net proceeds, after deducting expenses, received from this offering were $72,150,000. We intend to use the net proceeds of this offering to fund operations, which may include advancing and broadening commercialization of its ICL family of products, funding pipeline research and development activities and clinical trials, funding incremental investments in automation and precision manufacturing, and capital expenditures, such as information systems, and for general corporate purposes, including working capital. We have not yet determined the amounts on any of the areas listed above or the timing of these expenditures. We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

As of September 28, 2018, we had cash, cash equivalents and restricted cash of $102.3 million. Additionally, we have a line of credit with a Japanese lender, in the amount of $4.4 million, with $0.2 million of availability and a line of credit with a Swiss lender, in the amount of $1.0 million, which is fully available for borrowing. Cash provided by operations and financing activities is expected to be adequate to cover our operational and business needs through at least the next 12 months.

Net cash provided by operating activities was $10.4 million for the nine months ended September 28, 2018 and $1.7 million for the nine months ended September 29, 2017. The net cash provided by operating activities for the nine months ended September 28, 2018, resulted from net income of $3.9 million and $9.4 million in non-cash items offset by a $2.9 million decrease in net working capital. The increase in net cash provided by operating activities during the nine months ended September 28, 2018 was due to recognition of net income of $3.9 million for the nine months ended September 28, 2018 compared to a net loss of $2.0 million for the nine months ended September 29, 2017 and an increase of $3.0 million in non-cash items.

Net cash used in investing activities was $1.7 million and $1.0 million for the nine months ended September 28, 2018 and September 29, 2017, respectively, due to the acquisition of property, plant and equipment.

Net cash provided by financing activities was $75.1 million and $1.1 million for the nine months ended September 28, 2018 and September 29, 2017, respectively. Net cash provided by financing activities during the first nine months of 2018 resulted primarily from the proceeds from the equity offering, as discussed above. In addition, the increase is due to vested restricted stock and exercises of stock options, partially offset by the repayment of capital lease obligations and repayment on the line of credit.

Credit Facilities and Commitments

Lines of Credit and Lease Line of Credit (Capital Leases)

See Note 12 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of September 28, 2018.

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

During the nine months ended September 28, 2018, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. These legal proceedings and other matters may relate to, among other things, contractual rights and obligations, employment matters, or claims of product liability.  STAAR maintains insurance coverage for various matters, including product liability and certain securities claims.  While we do not believe that any of the claims known is likely to have a material adverse effect on our financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

3.1	Amended Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)
†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)
31.1	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended September 28, 2018, formatted in Extensible Business Reporting Language (XBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

(1)	Incorporated by reference to Appendix 2 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(2)	Incorporated by reference to Appendix 3 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A as filed with the Commission on April 18, 2003.
(4)	Incorporated by reference to Appendix 1 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Dated: October 31, 2018	By:	/s/ DEBORAH J. ANDREWS
Deborah J. Andrews
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)

