Form 10-K
period 2018-12-28
STAAR SURGICAL CO
filed 2019-02-21
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,298,148,179 based on the closing price per share of $31.00 of the registrant’s Common Stock on that date.

The registrant has 44,208,157 shares of common stock, par value $0.01 per share, issued and outstanding as of February 18, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

STAAR Surgical Company designs, develops, manufactures, and sells implantable lenses for the eye and delivery systems used to deliver the lenses into the eye. We are the leading manufacturer of lenses used worldwide in corrective or “refractive” surgery. We have been dedicated solely to ophthalmic surgery for over 30 years.  Our goal is to position our refractive lenses throughout the world as primary and premium solutions for patients seeking visual freedom from wearing glasses or contact lenses while achieving excellent visual acuity through refractive vision correction. We also make lenses for use in surgery that treats cataracts.

Unless the context indicates otherwise, “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

A glossary explaining many of the technical terms used in this report begins on page 13. The reader may also find it helpful to refer to the discussion of the structure and function of the human eye that begins on page 6.

Operations

STAAR has significant operations globally. Activities outside the United States (U.S.) accounted for 94% of our total sales in fiscal year 2018, primarily due to the pacing of product approvals and commercialization that tend to occur first outside the United States. STAAR sells its products in more than 75 countries, with direct distribution (i.e., via STAAR representatives) in Japan, Spain, the U.S., Germany, Canada, the U.K. and Singapore, with a combination of direct distribution and independent distribution (i.e., via distributors and STAAR representatives) in China, Korea and India, and with independent distribution in the remainder of the countries where we sell.

STAAR maintains operational and administrative facilities in the U.S., Switzerland, and Japan. Its current global operations are as follows:

•

United States. STAAR operates its global administrative offices and principal manufacturing facility in Monrovia, California. The Monrovia manufacturing facility primarily makes the Visian implantable Collamer lens product family, including the EVO Visian ICL (collectively referred to as ICLs), Collamer intraocular lenses (IOLs), preloaded silicone IOLs, and injector systems. We manufacture the raw material for Collamer lenses (both IOLs and ICLs) in our facility in Aliso Viejo, California.  STAAR also operates a Technology Center housing its Research & Development team and labs in Tustin, California.   Most recently, STAAR opened a facility in Lake Forest, California for executive and corporate offices and the expected future manufacturing of its Presbyopia lenses.

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

The ICL has been implanted into more than 900,000 eyes worldwide. STAAR began selling the ICL for myopia for use outside the U.S. in 1997. U.S. sales commenced in 2006. In September 2011, STAAR launched the ICL with CentraFLOW technology, which uses a port in the center of the ICL optic in markets outside the U.S. The port is of a size intended to optimize the flow of fluid within the eye without affecting the quality of vision.  The central port also eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant. The CentraFLOW technology makes the visual outcomes of the ICL available through a simpler and more comfortable surgical implantation experience. We are authorized to sell the ICL with CentraFLOW technology in the following ex-U.S. regions:  the 31 countries that require the European Union CE Mark, China, Canada, Korea, Japan, India, Argentina, Singapore, and several countries in the Middle East. In December 2015, we received the CE Mark for EVO+, an ICL with CentraFLOW technology and an expanded optical zone of up to 20%. We believe the expanded optical zone may further improve certain patients’ visual experience, thus making the ICL increasingly desirable for both patients and ophthalmic surgeons. We are authorized to sell the EVO+ in the following ex-U.S. regions:  the 31 countries that require the European Union CE Mark, Korea, Japan, India, Canada, Hong Kong, Turkey, and several countries in the Middle East.  The Hyperopic ICL, which treats far-sightedness, is sold primarily in countries that require the European Union CE Mark. Typically, ICL surgery is an elective procedure paid for or financed by the patient.

Globally, the ICL is available for myopia and hyperopia and is available in multiple models, powers and lengths totaling hundreds of different types of inventoried lenses. This requires us to carry a significant amount of inventory to meet customer preference for rapid delivery.  The Toric ICL (TICL), which also corrects for astigmatism, is available for myopia in the same powers and lengths and carries additional parameters of cylinder and axis.

According to Market Scope, LLC a publisher of ophthalmic industry data, approximately 4.0 million refractive procedures, primarily laser vision procedures, were performed worldwide in 2018. The incidence of myopia is growing globally, with high myopia becoming more common according to recently published articles, affecting nearly 5 billion and 1 billion people, respectively, by 2050 (Global Prevalence of Myopia and High Myopia and Temporal Trends from 2000 through 2050, Ophthalmology, Vol. 123, No. 5, May 2016; Global trends in myopia management attitudes and strategies in clinical practice, Contact Lens and anterior Eye, Vol. 39, 2016).  We believe this will result in a significantly increased number of patients seeking refractive procedures. We believe that over the past decade negative publicity regarding LASIK has reduced patient interest in the LASIK procedure. The ICL is a lens-based refractive procedure (unlike LASIK) with over 900,000 ICLs implanted to date. Surgeons have published over 100 peer-reviewed articles with clinical data regarding the safety, effectiveness, and visual quality of the ICL. We believe the ICL provides a safe and effective solution for the growing number of myopic patients who will seek visual freedom from eyeglasses and contact lenses.

As part of our sales and marketing efforts, we attend and participate in major ophthalmic conventions around the world and invest in market development, practice support, healthcare professional training and patient outreach. We have started working more closely with leading refractive clinics in the area of training, product awareness and practice development. Our marketing programs seek to position the ICL as a premium and primary option for appropriate patients at the clinic and via digital and social media. In 2016, we rebranded STAAR as we launched Evolution in Visual Freedom websites in our major markets, rolled out new marketing material for surgeons and patients, and introduced our newest ICL, the EVO+.  We plan to continue to develop and launch innovative products to support clinical needs and to address the increasing demands of our customers. In October 2017, our European Regulatory Notified Body concluded that STAAR may expand the age range for the EVO Visian family of ICLs indicated for the correction/reduction of myopia from adults aged 21 to 45 to adults aged 21 to 60. In January 2018, our European Regulatory Notified Body authorized a change to Directions for Use of the myopic EVO Visian ICL family lowering the minimum anterior chamber depth (ACD) from 3.0 mm to 2.8 mm, further increasing the addressable market for the product family. These changes relate to EVO products marketed and sold in CE Mark countries (EU/EEA/EFTA) and in countries that permit regulatory market access based on the CE Mark only. In December 2017, the EVO+ was approved for marketing and sales in India and Canada. In September 2018, the FDA granted approval of our PMA Supplement for the Visian Toric ICL for the correction of myopia with astigmatism for marketing and sale in the United States.  In early 2018, we commenced a multi-site clinical trial to support CE Mark approval of a claim that our EVO+ Visian ICL with aspheric (EDOF) optic corrects/reduces presbyopia in patients who wish to improve their uncorrected distance, intermediate and near visual acuity with increased spectacle independence.

Sales of ICLs (including EVO+ and TICLs) accounted for approximately 82% of our total sales in fiscal 2018, 75% of our total sales in fiscal 2017 and 72% of our total sales in fiscal 2016.

Other Products

Intraocular Lenses (IOLs). We produce and market a line of foldable IOLs manufactured from both our proprietary Collamer material and silicone. STAAR offers the Collamer material in two differently configured styles: the single-piece design where both the optic and haptics are made of Collamer and the three-piece design where Polyimide loop haptics are attached to the Collamer optic. We believe that the physical and optical properties of Collamer, which has a high-water content, give it distinct advantages as a material for prosthetic IOLs used in cataract surgery. In addition, STAAR offers silicone in a three-piece design with Polyimide haptics attached to the optic. The selection of one style over the other is primarily based on the preference of the ophthalmologist. STAAR also sells aspheric IOLs made of silicone and Collamer that use optical designs that produce a clearer image than traditional spherical lenses, especially in low light. For example, the STAAR nanoFLEX IOL is a single piece Collamer aspheric optic that can be delivered through a micro-incision using STAAR’s nanoPOINT Injection System.  In most of the countries where STAAR does business, government agencies reimburse most or all of the cost of cataract surgery and IOLs.

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

Sales of IOLs accounted for approximately 13% of our total sales in fiscal 2018, 19% of our total sales in fiscal 2017 and 24% of our total sales in fiscal 2016.

Other Surgical Products.  We sell injector parts to our acrylic lens supplier for their preloaded acrylic IOL that they sell under their own brand. Also, we sell other related instruments and devices that we manufacture, or that are manufactured by others. Generally, these products have lower overall gross profit margins relative to our ICLs and IOLs. Sales of other surgical products accounted for approximately 5% of our total sales in fiscal 2018, 6% of our total sales in fiscal 2017 and 4% of our total sales in fiscal 2016.

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

Patents, Trademarks, and Licenses

We strive to protect our investment in the research, development, manufacturing, and marketing of our products through the use of patents, trademarks, licenses, trade secrets, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets, know-how and other intellectual property related and important to our business. As of December 28, 2018, we owned approximately 62 United States and foreign patents and had 24 patent applications pending. We rely more on trade secrets than patents and believe that no particular patent is so important that its loss or expiration would materially adversely affect our operations as a whole.

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

Seasonality

While certain individual markets may be impacted by seasonal trends on a quarterly basis, in the aggregate, seasonality does not materially affect our sales.

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

We sell our products directly through our own sales representatives in Japan, Spain, the U.S., Germany, Canada, the U.K. and Singapore. We sell through a combination of our own representatives and independent distributors in China, Korea and India. We sell through independent distributors in other countries.  Our products are sold in more than 75 countries worldwide. We maintain a global marketing team, as well as regional marketing personnel to support the promotion and sale of our products. The global marketing department supports selling efforts by developing and providing promotional materials, speakers’ programs, digital and social media sites, participation in trade shows and technical presentations. Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. In the U.S., we also rely on independent sales representatives to sell our products under the supervision of directly employed sales managers. Our clinical affairs personnel provide training and educational courses globally.

One customer, Shanghai Langsheng, our China distributor, accounted for more than 37% of our consolidated net sales during fiscal 2018.  Shanghai Langsheng sells into China and Hong Kong.  Sales for fiscal 2017 and 2016 also reflect the sales into Hong Kong so as to be comparable to fiscal 2018 presentation.  Net sales to Shanghai Langsheng during each of the last three fiscal years were as follows:

Net Sales to Shanghai Langsheng
Fiscal Year	Net Sales ($, in thousands)	Net Sales as Percentage of Consolidated Net Sales
2018	$46,070	37.2%
2017	$24,473	27.0%
2016	$16,624	20.2%

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

In the refractive market, our ICL technology competes with other elective surgical procedures such as laser vision correction (e.g., LASIK) for those consumers who are looking for an alternative to eyeglasses or contact lenses to correct their vision. In the cataract surgery market, our IOLs primarily compete based on our technology’s quality and value.

We believe our primary competition in selling the ICL to patients seeking surgery to correct refractive conditions lies not in similar products to the ICL, but in laser surgical procedures. Novartis (formerly Alcon), Johnson & Johnson (formerly Advanced Medical Optics or AMO), Bausch Health Companies (formerly Valeant, Bausch & Lomb or B+L), and Carl Zeiss Meditec AG, all market lasers for corneal refractive surgery and promote their sales worldwide.

Phakic implants that compete with the ICL are also available in the marketplace. The two principal types of phakic IOLs are (1) posterior chamber designs like the ICL, and (2) iris clip anterior chamber PIOLs like the Artisan® and Artiflex® lenses made by Ophtec. We believe the ICL has compelling clinical advantages over the other lenses, which are reflected in our strong market share of the global phakic IOL market. The ICL is the only foldable, minimally invasive PIOL approved for sale in the U.S. In addition, competitors from Asia are beginning to appear in the market with their low-cost version of a posterior chamber implantable contact lens, increasing the level of competition.

The global cataract market is highly concentrated, with the top three competitors (Novartis, Johnson & Johnson and Bausch Health Companies) combined accounting for approximately 60% of total market revenue, according to a 2018 report by Market Scope.

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

The requirements for clearance or approval to market medical products vary widely by country. The requirements range from minimal requirements to rigorous requirements comparable to those established by the U.S. Food and Drug Administration (FDA). Obtaining clearance or approval to distribute medical products is complex, costly, and time-consuming in virtually all the major markets where we sell medical devices. We cannot give any assurance that any new medical devices we develop will be cleared or approved in any country where we propose to sell our medical devices or, if approved, whether such approvals will be granted in a timely or cost-effective manner, be as broad in scope as we seek, or be conditioned on post-market study requirements or restrictive labeling. We also cannot give any assurance that if our medical devices are approved for sale in a country, subsequent action will not be taken by the responsible regulatory authorities in the country with respect to our medical devices that might affect our ability to maintain the required approvals in the country or to continue to sell our medical devices in the country.  The regulatory requirements in our most important current markets, China, Europe, Japan, Korea and the U.S., are discussed below.

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

Premarket Approval. Our ICLs and IOLs are Class III devices subject to the PMA approval process and not 510(k) clearance.  The more rigorous PMA process requires us to demonstrate that a new medical device is safe and effective for its intended use. The FDA may require that a PMA be supported by, among other things, extensive technical, pre-clinical, clinical testing, manufacturing, and labeling data to demonstrate to the FDA’s satisfaction, the safety and effectiveness of the device.

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

Clinical or Market Trials. A clinical trial is typically required to support a PMA application and is sometimes required for a 510(k) premarket notification. Clinical trials conducted to support premarket clearance or approval generally require submission of an application for an Investigational Device Exemption (IDE) to the FDA. Appropriate data must support the IDE application, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved by the FDA for a specified number of patients, unless the product is deemed eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the FDA approves the IDE application. All FDA-regulated clinical studies, whether significant or non-significant risk, must be approved and overseen by the appropriate institutional review boards (IRBs) at the clinical trial sites, and informed consent of the patients participating in the clinical trial must be obtained. After a trial begins, the FDA may place it on hold or terminate it, if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. Any trials we conduct in the United States must be conducted in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy. Moreover, the results of a clinical trial may not be sufficient to obtain clearance or approval of the product.

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

For example, on May 27, 2014, we received a warning letter from the FDA (2014 Warning Letter) citing alleged violations of current good manufacturing practice (cGMP) regulations that were identified by the FDA during an inspection of our manufacturing facility in Monrovia, California between February 10, 2014, and March 21, 2014. On November 14, 2014 and continuing through February 4, 2015, the FDA again inspected our Monrovia facility. On February 4, 2015, at the conclusion of the inspection, the FDA issued the 2015 FDA-483 with ten inspectional observations (2015 FDA-483). STAAR responded to the 2014 Warning Letter and the 2015 FDA-483 and implemented its corrective action plans relating to the 2014 Warning Letter and the 2015 FDA-483.  On April 30, 2018 continuing through May 18, 2018 FDA again inspected our Monrovia facility, and on June 19, 2018, we received a close-out letter from the FDA lifting the 2014 Warning Letter.

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

During 2019, we intend to continue our focus on research and development in the following areas:

•	Development of presbyopia-correcting ophthalmic lenses, including models that correct sphere and cylinder, including clinical trials of the same;
•	Development of preloaded injector systems for ophthalmic lenses; and
•	Development of a new generation of ophthalmic lenses and materials.

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

Employees

As of December 28, 2018, we had approximately 475 full-time equivalent employees.

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

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding STAAR and other issuers that file electronically with the SEC at http://www.sec.gov.

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

Investment in our securities involves a high degree of risk. Investors should carefully consider the following risk factors, in addition to other information contained in this report before making a decision to invest in our common stock. These risks are not the only ones we face. These risks and uncertainties, as well as other risks that we cannot foresee at this time, have the potential to affect our business, financial condition, results of operations, cash flows, strategies and prospects in a material and adverse manner. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated or implied in these forward-looking statements because of factors beyond our control, including the risks faced by us described below.

Risks Related to Our Business

We may not be able to continue our growth and profitability trajectory.

In 2018 our revenue grew by 37% and we achieved $0.11 diluted earnings per share.  While we plan to continue sales growth and remain profitable, there can be no guarantee that we will achieve our growth and profitability plans in 2019.  We have reported losses in four of the past five years. Our profitability is challenged by the competitive nature of our industry and the other risks to our business detailed herein.

Compliance issues may adversely impact our operations.

Quality system and other deficiencies observed by the FDA at certain of our facilities in the past resulted in delays in product approvals.  We plan to remain in compliance with regulatory requirements established by applicable global regulatory agencies, however, there can be no guaranty that we will do so. If we cannot maintain compliance with a particular jurisdiction’s regulatory requirements, it could adversely impact our financial performance/ have a material adverse effect on our ongoing business and operations.  We expect to continue to devote resources and attention to our quality systems and compliance and other regulatory requirements as part of the ordinary course of business. We cannot ensure that our efforts will be successful and failure to achieve or maintain compliance may materially and adversely impact our business and operations.

We rely and depend on independent distributors in international markets.

Except for the U.S., Japan, Spain, Germany, Canada, the U.K. and Singapore, we sell our products through independent distributors who generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose customers who have been dealing with that distributor, and may be required to compensate the distributor for termination. Because these distributors are independent, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors could result in declining sales in that territory, harm to the reputation of our company or our products, or legal liability. For example, if Shanghai Langsheng, which accounted for more than 37% of our fiscal 2018 consolidated net sales, ceased to serve as our distributor, or significantly underperformed our expectations, we may experience a substantial reduction in sales.

Unfavorable economic conditions or negative publicity concerning complications of laser eye surgery, or medical devices in general, could hurt sales of our refractive products.

Approximately eighty-two (82%) of our revenue was derived from ICL lenses used in refractive procedures. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements with third parties. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Economic stagnation, lack of consumer confidence or new recessions in any of our larger markets could slow ICL sales growth or, if severe, cause declines in sales. Because the ICL is our best selling and highest gross margin product, restricted growth or a decline in its sales could materially harm our business.

We believe that negative publicity in the past regarding the potential complications of refractive surgery and potential patient dissatisfaction, in particular because of LASIK and other corneal laser-based procedures, decreased patient interest in LASIK as well as all other refractive procedures. Depending on the nature and severity of any future negative publicity about refractive surgery, the growth of ICL sales could be limited or sales could decline due to decreased patient interest in all refractive surgery.  Recent negative publicity regarding alleged harm to patients caused by medical device manufacturers may decrease patient interest in undergoing a medical procedure involving a medical device such as our ICL.

Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.

The loss of a material supplier could significantly disrupt our business. In some cases, we obtain components used in certain of our products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s QSR, other applicable laws, or STAAR’s requirements, then qualifying and obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which production could be delayed and we could lose sales.

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

In particular, we manufacture the proprietary collagen-containing raw material used in our ICLs and IOLs internally. If the supply of these collagen-containing raw materials is disrupted, it could result in our inability to manufacture those products and would have a material adverse effect on STAAR. The loss of our external supply source for silicone material, polymer for injectors or acrylic lenses could also cause us material harm.

Further, any failure by us to forecast demand for or to maintain an adequate supply of, raw material and finished product could result in an interruption in the supply of certain products and a decline in the sales of that product.  For example, in 2018 our ICL sales grew 48%. If our suppliers or we are unable or our suppliers are unwilling to meet our increased manufacturing requirements, we may not be able to produce enough materials or products in a timely manner, which could cause a decline in our sales.

Because our business is global our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates and/or other international risks (including tariffs).

Activities outside the U.S. accounted for approximately 94% of our total sales during 2018. Foreign currency fluctuations could result in volatility of our revenue. The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations. The strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation in emerging markets could also make our products more expensive and increase the credit risks to which we are exposed.  Future foreign currency fluctuations could favorably or unfavorably impact and increase the volatility of our revenue, profitability, and stock price.

Economic, social, and political conditions, laws, practices, and local customs vary widely among the countries in which we sell our products. Our operations outside of the U.S. face a number of risks and potential costs, including, enjoying less stringent protection of intellectual property, and facing economic, political, and social uncertainty in some countries, especially in emerging markets. For example, sales in certain Asian and developing markets may result in lower margins and higher exposure to intellectual property infringement or counterfeits. Further, trade disputes between the United States and its significant trading partners may adversely affect our sales, including as a result of the imposition of tariffs or other barriers or restrictions on trade, or increase our costs.  The institution of trade tariffs both globally and between the U.S. and China specifically could negatively impact the overall economic condition in our markets, including China, which could have a negative effect on our sales. Also, we are exposed to credit and collectability risk on our trade receivables with customers in certain international markets. There can be no assurance we can effectively limit our credit risk and avoid losses and our ability to transfer foreign earnings to the U.S. may be subject to taxes or restricted or result in incurring substantial costs.  Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business, financial condition and results of operations as a whole.

We may not be able to fully use our recorded tax loss carryforwards.

We have accumulated approximately $135.0 million of U.S. federal tax net operating loss carryforwards as of December 28, 2018, which can be used to offset taxable income in future quarters if our U.S. operations become profitable. If unused, the pre-2018 tax loss carryforwards will begin to expire between 2020 and 2038. At this time, we do not believe our U.S. operations will generate sufficient profitability during the near term to enable us to use the totality of our net operating loss carryforwards before they expire. Also, currently, if we generate profits on a consolidated basis, those profits are expected to be primarily generated outside the U.S. and subject to income taxes, which cannot be offset with U.S. loss carryforwards. If profits occur in the U.S., this will enable us to begin using our tax loss carryforwards in the U.S., but changes in tax laws could prevent or hinder us from realizing the full benefits of the U.S. loss carryforwards. Our ability to utilize any future net operating losses may also be limited by the recently enacted legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act. Under the Tax Act, the amount of post-2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year. The unused net operating losses, pre-2018 tax year can still offset 100% of taxable income. In addition, the Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. Due to these changes under the Tax Act, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we generate profits in future years.  Moreover, if we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of our tax loss carryforwards even if our U.S. operations generate significant profits.

We are vulnerable to any loss of use of our principal manufacturing facility.

We manufacture most of our products at a single facility in Monrovia, California. All or a portion of the Monrovia facility could suffer catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters, including manufacturing challenges such as equipment failure.  Developing additional manufacturing sites may require significant expense for personnel and equipment and a long period to obtain regulatory approvals.  Our California and Japanese facilities are in areas where earthquakes could cause catastrophic loss.

In our major markets, regulatory approval to manufacture materials and sell our products is generally limited to the current manufacturing site, and changing the site requires applications to and approval from regulatory bodies prior to commercialization. To satisfy our own quality standards as well as regulations, we must follow strict protocols to confirm that products and materials made at a new site are equivalent to those made at the currently approved site. For example, we have commenced activities to resume manufacturing ICLs at our Swiss facility, but there can be no guaranty whether or when that facility will be prepared and approved by regulators for manufacturing. Even minor changes in equipment, supplies or processes require validation. Unanticipated delays or difficulties in manufacturing a transferred process or materials could interrupt our supply of products. Any sustained interruption in supply could cause us to lose market share and harm our business, financial condition and results of operations.

If any or a portion of our facilities were to experience a catastrophic loss, or if one of our facilities is found not to be in compliance with regulatory requirements, it could disrupt our operations, delay production and shipments, delay or reduce sales and revenue and result in large expenses to repair or replace the facility, as well as lost customers or sales. Our insurance for property damage and business interruption may not cover any particular loss, or, if covered, be sufficient. We do not carry insurance or reserve funds for interruptions or potential losses arising from earthquakes or terrorism.

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

Our primary competitors, including Novartis (formerly Alcon), Johnson & Johnson (formerly Abbott Medical Optics, or AMO) and Bausch Health Companies (formerly Valeant or Bausch & Lomb), have much greater financial, technical, marketing and distribution resources and brand name recognition than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, makes for intense competition. Over the past several years, we have lost market share in IOL sales to some of our competitors. In addition, competitors from Asia are beginning to appear in some markets with their low-cost version of an implantable contact lens, which competes with our ICL.  With our increased commercial success with the ICL, other companies may seek to enter the refractive phakic intraocular lens market.

Non-compliance with anti-corruption laws could lead to penalties or harm our reputation.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (FCPA). Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm our reputation, business, financial condition and results of operations. Our reliance on foreign subsidiaries and independent distributors requires vigilance in maintaining our policy against participation in corrupt activity. In many of our markets outside the U.S., doctors and hospital administrators may be deemed government officials. Despite precautions we may take, non-compliance may occur that could harm our reputation and financial results.  Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such individuals.

We could experience losses due to product liability claims.

We have been subject to product liability claims in the past and may experience such claims in the future. Product liability claims against us may not be covered, may exceed the coverage limits of our insurance policies or cause us to record a loss in excess of our deductible. A product liability claim that exceeds our insurance coverage could materially harm our business, financial condition, and results of operations. Even if an insurance policy covers a product liability loss, we must generally pay for losses until they reach the level of the policy’s stated deductible or retention amount after which the insurer begins paying. The payment of retentions or deductibles for a significant number of claims could have a material adverse effect on our business, financial condition, and results of operations.

Any product liability claim would divert managerial and financial resources and could harm our reputation with customers. We cannot assure investors that we will not have product liability claims in the future or that such claims would not have a material adverse effect on our business.

Our defined benefit pension plans are currently underfunded and we may be subject to significant increases in pension benefit obligations under those pension plans.

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries, which we refer to as the “Swiss Plan” and the “Japan Plan”, respectively. Both plans are underfunded and may require significant cash payments.

We determine our pension benefit obligations and funding status using many assumptions. If the investment performance does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more than we currently expect and increase our future pension benefit obligations to be funded from our operations.

Our pension plans taken together are underfunded by approximately $5.3 million ($1.6 million for the Japan Plan and $3.7 million for the Swiss Plan) as of December 28, 2018.

If our cash flow from operations is insufficient to fund our worldwide pension obligations, as well as other cash requirements, we may be materially and adversely harmed and have to seek additional capital.

Our activities involve hazardous materials, emissions, and use of an irradiator and may subject us to environmental liability.

Our manufacturing, research and development activities involve the use of hazardous materials and equipment and use of an irradiator. Federal, state and local laws and regulations govern the use, manufacturing, storage, handling and disposal of these materials and certain waste products in the places where we have operations. We cannot eliminate the risk of accidental contamination or injury from these materials and equipment. Remedial environmental actions could require us to incur substantial unexpected costs, which could materially and adversely affect our financial condition and results of operations. If we were involved in an environmental accident or found to be in substantial non-compliance with applicable environmental laws, it could harm our reputation, and we could be held liable for damages or penalized with fines.

Data corruption, cyber-based attacks or network security breaches and/or noncompliance with data protection regulations could negatively impact our operations.

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

Unauthorized parties may also gain access to our systems or facilities, and may, among other things, prevent access to our systems. Security breaches could disrupt our operations, and result in lost or misappropriated information. Despite the security measures we have in place, our facilities and systems, and those of our suppliers, distributors and customers with whom we do business, may be vulnerable to security breaches, cyber-attacks, or other similar events. Any security breach of Company information could have a material adverse effect on our business, results of operations and financial condition. Also, certain of our information technology systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such events could harm our reputation and financial results.  For example, while we maintain cyber insurance, it may be insufficient to address any potential loss incurred.

We are subject to various data protection regulations in different jurisdictions, including the General Data Protection Regulation (Regulation (EU) 2016/679) (GDPR) and the California Consumer Privacy Act of 2018. We have made and continue to engage in compliance efforts to satisfy these regulations, however, we may be unsuccessful in complying with applicable requirements, and may be at risk of enforcement actions and/or subject to fines, including those imposed by a data protection authority. As a result, we may incur substantial expense in complying with data protection regulations, exposure resulting from a data breach, ransomware or non-compliance and may be distracted from other aspects of our business.

The increased use of social media platforms and mobile technologies presents additional risks and challenges.

New technologies are increasingly used to communicate about our products and the health conditions they are intended to treat. The use of these media poses risks to our business and requires specific attention and monitoring. For example, patients, competitors, or others may use these channels to comment on the safety or effectiveness of a product and to report an alleged adverse event. Negative posts or comments about us or our business on any social networking web site could harm our reputation. In addition, our employees may use social media tools and mobile technologies inappropriately, which may give rise to liability, or which could lead to the exposure of sensitive information. In either case, such uses of social media and mobile technologies could have a material adverse effect on our business, financial condition, and results of operations.

Acquisitions of technologies, products, and businesses could disrupt our operations, involve increased expenses and present risks not contemplated at the time of the transactions.

We may consider and, as appropriate, make acquisitions of technologies, products, and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies, and products acquired, and mitigating the risk of unknown liabilities some of which may result in significant payments or charges to earnings.

If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, and our ability to develop and introduce new products. Actual costs and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. Acquisitions may also divert management’s attention from our core business. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

If we are not able to manage growth successfully, this could adversely affect our business, financial condition, and results of operations.

If we continue to experience rapid growth, this places a significant strain on financial, operational, and managerial resources. We must continue to implement and enhance our managerial, operational and financial systems, expand our operations, and continue to recruit and train qualified personnel. There can be no assurance that our strategic and operational planning will allow us to adequately manage anticipated growth. In addition, the expense associated with increased manufacturing and sales/marketing to meet increased demand may exceed our expectations. Any inability to successfully manage growth could materially and adversely affect our business, financial condition, and results of operation.

Risks Related to the Ophthalmic Products Industry

Unless we keep pace with advances in our industry and persuade physicians to adopt our new products, our sales will not grow and may decline.

Our future growth depends, in part, on our ability to timely develop products to treat diseases and disorders of the eye that are more effective, safer, or incorporate emerging technologies better than our competitors’ products, and are accepted by physicians and patients. Sales of our existing products may decline rapidly if one of our competitors introduces a superior product, or if we announce a new product of our own. If we focus on research and development or technologies that do not lead to better products, more effective or advanced products could surpass our current and planned products. In addition, such product development efforts could require a significant investment of resources.  If we are able to develop new products, we must manufacture these products economically and market them successfully by demonstrating to enough eye-care professionals the overall benefits of using them.  If we do not timely develop new products that meet market demand or if there is insufficient demand for our new products, our sales and results of operations could be harmed.  For example, it is uncertain whether physicians in the U.S. will adopt the Visian ICL for the correction of myopia and astigmatism, which the FDA approved for marketing and sale in the U.S. in September 2018.

Resources devoted to research and development may not yield new products that achieve regulatory approval or commercial success.

Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and time-consuming. Because of the complexities and uncertainties of ophthalmic research and development, products we are developing, including those currently in development, may not complete the development process or obtain the regulatory approvals required for us to successfully market the products. Our new products, including those currently under development, may fail to become commercially successful.

We may be required to conduct extensive clinical trials to demonstrate safety and efficacy of new or enhanced products, such clinical trials are expensive, complex, can take years to complete, and have highly uncertain outcomes.

In order to further advance the development of, and ultimately receive regulatory approval to manufacture and sell, our new products or product enhancements, we may be required to conduct extensive clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or regulatory authorities in other countries. Clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of the clinical trials, and can result from concerns about safety, a lack of demonstrated efficacy, or poor study or trial design.  For example, we cannot ensure that our on-going clinical trial of the EVO Visian ICL with EDOF optic will succeed in obtaining a claim for correcting early presbyopia.  The commencement and completion of clinical trials may be delayed or prevented by many factors, including, but not limited to:

•	an inability to reach agreement with regulatory authorities regarding the scope or extent of a proposed clinical trial;
•	an inability to timely identify and reach agreement on acceptable terms with prospective clinical trial sites and entities involved in the conduct of our clinical trials;
•	failure by third-party clinical trial managers to comply with applicable regulations or protocols;
•	flaws in the design of the clinical trials;
•	slower than expected rates of patient recruitment and enrollment;
•	periodic amendments to clinical trial protocols to address certain variables which arise during the course of a trial;
•	lack of effectiveness of our products; or
•	unforeseen safety issues.

We are subject to extensive government regulation worldwide, which increases our costs and could prevent us from selling our products.

We are regulated by regional, national, state and local agencies in the U.S. as well as governmental authorities in those international countries in which we manufacture or distribute products, such as in Europe and Asia. These regulations may govern the research, development, manufacturing, and commercial activities relating to medical devices, including their design, pre-clinical and clinical testing, clearance or approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.  Failure to receive necessary approvals in foreign jurisdictions on a timely basis, or at all, could harm our business and operating results. In addition, regulations and requirements for approvals can vary in each international country, which can significantly increase the costs to sell our products in these international countries.

Complying with government regulation substantially increases the cost of developing, manufacturing and selling our products.

Competing in the ophthalmic products industry requires us to introduce new or improved products and processes continuously, and to submit these to the FDA and other regulatory bodies for clearance or approval. Obtaining clearance or approval can be a long and expensive process, and clearance or approval is never certain. For example, the FDA or another country’s regulatory agency, could require us to conduct an additional clinical trial prior to granting clearance or approval of a product and such clinical trial could take a long time and have substantial expense. Furthermore, there is no assurance that clearance or approval will be granted.

If a regulatory authority delays or does not grant approval of a potentially significant product, the potential sales of the product and its value to us can be substantially reduced. Even if the FDA or another regulatory agency clears or approves a product, the clearance or approval may limit the indicated patient populations or uses of the product, or may otherwise limit our ability to promote, sell and distribute the product, or may require expensive post-marketing studies or surveillance. If we cannot obtain timely regulatory clearance or approval of our new products, or if the clearance or approval is too narrow, we will not be able to successfully market these products, which would eliminate or reduce our potential sales and earnings.

In addition, the FDA and other regulatory authorities may change their clearance and approval policies, adopt additional regulations, or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development, cause the loss of previously received approvals or clearances or impact our ability to modify our currently cleared products on a timely basis.

We depend on proprietary technology but our intellectual property protections may be limited.

While we rely on patents, trademarks, trade secrecy laws, contractual provisions and confidentiality procedures and copyright laws to protect the proprietary aspects of our technology, we rely more on trade secrets and know-how, which may not prevent third parties from using publicly available information to access our technology.  With respect to our patents, any of them may be challenged, invalidated, circumvented or rendered unenforceable. Any of our pending patent applications may fail to result in an issued patent or fail to provide meaningful protection against competitors or competitive technology. Litigation may be necessary to enforce our intellectual property rights, and to protect or determine the validity and scope of our proprietary rights. We also challenge others’ patents or patent applications from time to time.  Any litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that the validity and breadth of claims covered by patents in our industry may involve complex legal issues that are open to dispute. Any litigation or claims against or instituted by us, whether or not successful, could result in substantial costs, divert resources and the efforts of our personnel away from daily operations, harm our reputation, result in the impairment of our intellectual property rights, limit our ability to pursue future products and/or otherwise materially adversely impact our business.

We may not successfully replace our existing products, including those that lose or have lost patent protection.

As our existing patents expire, many of which already expired over the past several years, our competitors may introduce products using the same technology. Because of this possible increase in competition, we may lose sales and/or may need to reduce our prices to maintain sales of our products, which would make them less profitable. If we fail to develop and successfully launch new products and/or obtain new patents, our sales and profits with respect to our products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products.

While we will continue developing intellectual property protections for our future products, third parties may pursue blocking patents that limit our ability to manufacture such products.

We plan to continue relying on patents, trade secrets and other intellectual property rights to protect products and technology that we may develop or employ in the future, but third parties may develop and obtain patents covering such products or technology. In such event, we may need to obtain licenses for such patents. However, we may not be able to obtain licenses on reasonable terms, if at all, which could limit our ability to manufacture our future products and operate our business.

Laws pertaining to healthcare fraud and abuse could materially adversely affect our business, financial condition, and results of operations.

We are subject to various federal, state, local and international laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment, and exclusion from participation in healthcare programs such as Medicare and Medicaid, and health programs outside the United States. These laws and regulations are wide ranging and subject to changing interpretation and application, which could restrict our sales or marketing practices. Furthermore, because many of our customers, particularly IOL customers, rely on reimbursement from Medicare, Medicaid, and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs because of a violation of these laws could have a material adverse effect on our business, results of operations, financial condition, and cash flow.

If we recall a product, the cost and damage to our reputation could harm our business.

We have voluntarily recalled our products in the past and recalls could take place again. We may also be subject to recalls initiated by manufacturers of products we distribute. We cannot eliminate the risk of a material recall in the future. Recalls can result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned or approved by regulatory authorities prior to distribution. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, the underlying causal issues, and the damage to our reputation, could cause professionals to discontinue using our products.

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

Changes in FDA or international regulations related to product approval, including those that apply retroactively, could make us less competitive and harm our business.

FDA and foreign regulations depend heavily on administrative interpretation, and we cannot assure investors that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us. Additionally, any changes, whether in interpretation or substance, in existing regulations or policies, or any future adoption of new regulations or policies by relevant regulatory bodies, could rescind, prevent or delay approval of our products, which could materially impact our competitive position, business, and financial results. Further, we or our distributors have obtained regulatory approvals outside the United States for many of our products. We or our distributors may be unable to maintain regulatory qualifications, clearances or approvals in these countries or obtain qualifications, clearances, or approvals in other countries. If we are not successful in doing so, our business and financial condition will be harmed.

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

If we modify our products, we may have to obtain new marketing clearances or approvals, or may have to cease marketing or recall the modified products until clearances or approvals are obtained.

Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, including any significant change in design or manufacture, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared and PMA approved products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or premarket approvals are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing and/or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Our failure to comply with the requirements of the FDA or other regulators can result in civil and criminal fines, the recall of products, the total or partial suspension of manufacturing or distribution, seizure of products, injunctions, lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. Any threatened or actual government enforcement action can also generate adverse publicity and require us to divert substantial resources from more productive uses in our business. Enforcement actions could affect our ability to distribute our products commercially and could materially harm our business.

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

The market price for our common stock has fluctuated widely. The closing price of our common stock ranged from $13.95 to $50.65 per share during the year ended December 28, 2018. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in the business and market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of our common stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of our common stock.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have not paid any cash dividends on our common stock since our inception. We currently expect to retain any earnings for use to further develop our business, and do not expect to declare cash dividends on our common stock in the foreseeable future. The declaration and payment of any such dividends in the future depends upon our earnings, financial condition, capital needs, and other factors deemed relevant by our Board of Directors, and may be restricted by future agreements with lenders. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchase their shares.

Our Certificate of Incorporation and Bylaws, anti-takeover provisions of Delaware law, and contractual provisions could delay or prevent an acquisition or sale of our company.

Our Certificate of Incorporation empowers our Board of Directors to issue one or more series of preferred stock, and to determine the rights of each such series as provided in our Certificate of Incorporation. These provisions give our Board of Directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for our common stock. Our Certificate of Incorporation and Bylaws contain other provisions that could have an anti-takeover effect, including the following:

•	stockholders cannot act by written consent;
•	stockholders cannot fill vacancies on our Board of Directors;
•

certain provisions, including those related to changing the number of directors, limiting our stockholders’ ability to fill vacancies on our Board of Directors, prohibiting stockholder action by written consent, and amending such provisions, cannot be altered, amended or repealed, and provisions inconsistent therewith cannot be adopted, without the affirmative vote of holders of at least two-thirds in voting power of our outstanding shares of common stock entitled to vote thereon; and

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

Ownership of our common stock is concentrated among a few investors, which may affect the ability of a third party to acquire control of us. Substantial sales by such investors could cause our common stock price to decline.

Our largest investor beneficially owns approximately 24% of our outstanding common stock, and our largest four investors beneficially own approximately 48% of our outstanding common stock. Three of our current five directors were recommended by our investors. The sale of a substantial number of shares of our common stock by any or all of our largest investors or our other stockholders within a short period of time could cause our common stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

In addition, having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our Board of Directors, including through a proxy solicitation.

Future sales of our common stock could reduce our stock price.

We could issue additional shares of common or preferred stock to raise additional capital or for other corporate purposes without stockholder approval. In addition, we could designate and sell a class of preferred stock with preferential rights over our common stock with respect to dividends or other distributions. Also, we have filed a universal shelf registration statement with the Securities and Exchange Commission.  The shelf registration statement is available to cover the future public offering and sale of up to approximately $127,000,000 in equity or debt securities or any combination of such securities. Sales of our common or preferred stock under the shelf registration or in other transactions could dilute the interest of existing stockholders and reduce the market price of our common stock. Even in the absence of such sales, the perception among investors that additional sales of equity securities may take place could reduce the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our operations are conducted in leased facilities throughout the world. Our executive offices, manufacturing, warehouse and distribution, are in Monrovia, California. STAAR Surgical AG maintains office, manufacturing capabilities, warehouse and distribution facilities in Nidau, Switzerland. The Company leases a research and development facility in Tustin, California and a facility in Aliso Viejo, California for raw material production and research and development activities. STAAR Japan maintains executive offices in Shin-Urayasu, Japan and a final packaging and inspection and distribution facility in Ichikawa City, Japan. We believe our operating facilities in the U.S., Switzerland and Japan are suitable and adequate for our current requirements. The Company could increase capacity in our Monrovia, California facility or elsewhere.  For example, in May 2018, we leased a facility in Lake Forest, California with office and manufacturing capabilities.

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

Holders

As of February 19, 2019, there were approximately 323 record holders of our Common Stock.

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

The following graph shows a comparison from January 3, 2014 to December 28, 2018 of the total performance of the following:

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

Returns in the graph below reflect historical results; we do not intend to suggest they predict future performance. The data assumes $100 was invested on January 3, 2014 in STAAR common stock and in each of the composite indices, and that dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for Fiscal Years:	2013	2014	2015	2016	2017	2018
STAAR Surgical Company	100.00	56.09	44.35	67.39	96.28	194.17
The Nasdaq Stock Market (US and Foreign Companies)	100.00	115.43	123.71	134.59	145.94	140.56
Peer Group	100.00	111.33	130.12	170.32	225.93	212.33

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	These indexes are reweighted daily, using the market capitalization from the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on January 3, 2014.

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended December 28, 2018, December 29, 2017, December 30, 2016, January 1, 2016 and January 2, 2015. The selected Consolidated Statement of Operations data set forth below for each of the three most recent fiscal years, and the selected Consolidated Balance Sheet data set forth below at December 28, 2018 and December 29, 2017 are derived from our Consolidated Financial Statements, which have been audited by BDO USA, LLP, our independent registered public accounting firm, as indicated in their report included in this Annual Report. The selected Consolidated Statement of Operations data set forth below for each of the two fiscal years in the periods ended January 1, 2016 and January 2, 2015 and the Consolidated Balance Sheet data set forth below at December 30, 2016, January 1, 2016 and January 2, 2015 are derived from audited Consolidated Financial Statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, and the Notes thereto, included in this Annual Report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 28, 2018(1)	December 29, 2017(1)	December 30, 2016(1)	January 1, 2016(1)	January 2, 2015(1)
	(In thousands except per share data)
Statement of Operations
Net sales	$123,954	$90,611	$82,432	$77,123	$74,987
Cost of sales	32,444	26,331	24,063	24,400	26,164
Gross profit	91,510	64,280	58,369	52,723	48,823
General and administrative	24,287	19,465	21,671	18,840	18,238
Marketing and selling	38,600	28,402	28,685	23,970	25,897
Research and development	22,028	20,044	20,668	15,250	12,394
Other general and administrative expenses	—	—	—	—	321
Operating income (loss)	6,595	(3,631)	(12,655)	(5,337)	(8,027)
Total other income (expense), net	44	1,335	211	(268)	(618)
Income (loss) before income taxes	6,639	(2,296)	(12,444)	(5,605)	(8,645)
Income tax provision (benefit)	1,671	(157)	(315)	928	(253)
Net income (loss)	$4,968	$(2,139)	$(12,129)	$(6,533)	$(8,392)
Net income (loss) per share:
Basic	$0.12	$(0.05)	$(0.30)	$(0.17)	$(0.22)
Diluted	$0.11	$(0.05)	$(0.30)	$(0.17)	$(0.22)
Weighted average shares outstanding:
Basic	42,587	41,004	40,329	39,260	38,091
Diluted	45,257	41,004	40,329	39,260	38,091
Balance Sheet Data
Working capital	$123,844	$34,802	$28,450	$31,117	$28,231
Total assets	167,339	67,932	65,443	62,382	58,278
Long-term obligations	7,185	5,908	6,471	6,019	5,109
Stockholders’ equity	132,426	42,936	37,905	38,846	37,099

(1)

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” in fiscal 2018 using the modified retrospective method. As such, fiscal 2014 through 2017 are presented under the previous revenue recognition standard, i.e. ASC 605.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 7 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate remediation expense or capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products (including the EVO family of lenses in the U.S.); commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of quality system remediation efforts; statements of belief, including as to achieving 2019 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

See Item 1.  “Business,” for a discussion of:

•	Operations
•	Principal Products
•	Distribution and Customers
•	Competition
•	Regulatory Matters
•	Research and Development

Strategic Priorities for 2019

For 2019, we intend to continue achieving and strengthening our 2018 strategic priorities, which are as follows:

•	Retain Compliance with All Regulatory Bodies;
•	Successfully Build the Visual Freedom Market for Implantable Lenses;
•	Execute Go-to-Market Strategy to Significantly Expand Market Share Globally;

•	Innovate, Develop and Introduce Premium Collamer Lenses and Delivery Systems;
•	Enhance Clinical & Medical Affairs Excellence: Clinical Validation, Surgeon Training;
•	Implement Foundations 2020: Operations & Systems Updates & Improvements; and
•	Deliver Shareholder Value

To realize these priorities, we are planning to:

•

Make initial investments in manufacturing and facilities expansion that include, among other things: (i) increasing manufacturing capacity at our Monrovia, California facility for our Myopia ICLs; (ii) reopening and expanding our manufacturing and distribution facilities in Nidau, Switzerland; (iii) preparing for the validation of our Lake Forest, California facility for the manufacturing of our ICL with EDOF for presbyopia lenses expected to be approved for sale initially in CE Mark countries;

•	Continue market share gains in all global markets, including China. We will continue to focus on increasing consideration and usage of low and mid-diopter ICLs;
•	Increase investment in Direct-to-Consumer marketing and patient education in targeted markets; and
•

Strengthen existing and finalize new Strategic Agreements and Alliances with global partners.  While each of these agreements is typically not in and of itself significant to our business, they have become the way we do business with certain customers, and they demonstrate a customer’s commitment to our product. At times we issue a press release regarding a finalized agreement, largely at the customer’s request, for the customer’s benefit in their market.  For example, several of the clinics in the Smile Eyes group formalized their relationship with a recently announced Strategic Cooperation Agreement.

We believe that if we accomplish our plans, we will achieve the following target results for 2019:

•	ICL unit growth percentage target increase of 30% or above compared with 2018 ICL unit growth;
•

Overall revenue growth percentage target increase of 20% over 2018 (despite an overall sales decline in our Other Products segment of approximately $3.6 million, including an approximately $2.6 million reduction in sales of low margin injector parts);

•	GAAP Net Income is anticipated to increase over 2018; and
•	Positive full year cash flow and cash balance increase.

Finally, we will continue to evaluate opportunities to acquire new product lines, technologies, and companies.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s Consolidated Statement of Operations for the period indicated.

	Percentage of Net Sales
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	26.2%	29.1%	29.2%
Gross profit	73.8%	70.9%	70.8%
General and administrative	19.6%	21.5%	26.3%
Marketing and selling	31.1%	31.3%	34.8%
Research and development	17.8%	22.1%	25.0%
Total selling, general and administrative	68.5%	74.9%	86.1%
Operating income (loss)	5.3%	(4.0)%	(15.3)%
Total other income, net	0.0%	1.5%	0.2%
Income (loss) before income taxes	5.3%	(2.5)%	(15.1)%
Provision (benefit) for income taxes	1.3%	(0.2)%	(0.4)%
Net income (loss)	4.0%	(2.3)%	(14.7)%

Net Sales

The following table presents our net sales, by product for the fiscal years presented (dollars in thousands):

	2018		2017		2016
	% of Total	Sales	% of Total	Sales	% of Total	Sales
ICLs	81.5%	$101,082	75.4%	$68,325	71.7%	$59,111
Other product sales
IOLs	13.1%	16,193	19.0%	17,258	23.9%	19,706
Other surgical products	5.4%	6,679	5.6%	5,028	4.4%	3,615
Total other product sales	18.5%	22,872	24.6%	22,286	28.3%	23,321
Net sales	100.0%	$123,954	100.0%	$90,611	100.0%	$82,432

Net sales for 2018 were $124.0 million, a 37% increase over the $90.6 million reported in fiscal 2017. The increase in net sales was due to increases in ICL sales of $32.8 million and other product sales of $0.6 million. Changes in foreign currency favorably impacted net sales by $0.2 million.

Net sales for 2017 were $90.6 million, a 10% increase over the $82.4 million reported in fiscal 2016. The increase in net sales was due to increases in ICL sales of $9.2 million, partially offset by a decrease in other product sales of $1.0 million. Changes in foreign currency unfavorably impacted net sales by $0.5 million.

Total ICL sales for 2018 were $101.1 million, a 48% increase from $68.3 million reported for fiscal 2017, with unit growth up 54%. The sales increase was driven by the APAC region, which grew 73% with unit growth of 82%, primarily due to sales growth in China up 91%, Japan up 90%, and Korea up 37%.  The Europe region, grew 20% with unit growth of 12%, primarily due to increased sales in Germany up 31%, Distributor Operations up 21% and Spain up 13%.  The Middle East and Latin America region increased 19%, with unit growth of 12% due to increased sales in both the Middle East and Latin America.  The North America region grew 4%, with unit growth of 6%, primarily due to growth in Canada.  In November 2018, the U.S. started to sell Toric ICLs. Changes in foreign currency favorably impacted ICL sales by $0.1 million.  ICL sales represented 81.5% of our total sales for fiscal year 2017.

Total ICL sales for 2017 were $68.3 million, a 16% increase from $59.1 million reported for fiscal 2016, with unit growth up 17%.  The sales increase was driven by the APAC region, which grew 23% with unit growth of 25%, primarily due to sales growth in China up 48%, Japan up 35%, and APAC distributor markets up 24%, partially offset by decreased sales in Korea of 26%. The Europe region, grew 12% with unit growth of 11%, primarily due to increased sales in Germany up 15%, Distributor Operations up 12% and Spain up 9%. The Middle East and Latin America region declined 1%, with unit growth of 1% due to decreased sales in Latin America offset by sales in the Middle East.  The North America region grew 2% and units grew 1%. Changes in foreign currency unfavorably impacted ICL sales by $0.1 million.  ICL sales represented 75.4% of our total sales for fiscal year 2017.

Other product sales, including IOLs were $22.9 million for fiscal 2018, an increase of 2.6% from $22.3 million reported in fiscal 2017.  The increase is due to an increase in preloaded injector part sales to a third-party manufacturer for product they sell to their customers, offset by a decrease in IOL sales.  Changes in foreign currency favorably impacted other product sales by $0.1 million.  Other product sales represented 18.5% of our total sales for fiscal year 2018.

Other product sales, including IOLs were $23.3 million for fiscal 2017, a decrease of 4.4% from $23.3 million reported in fiscal 2016.  The decrease is due to the discontinuance of the silicone IOL product line in the U.S. during 2016 and lower than planned IOL sales in Japan due to production issues with one of the materials used in our silicone IOL preloaded injectors, offset by an increase in preloaded injector part sales to a third-party manufacturer for product they sell to their customers.  Changes in foreign currency unfavorably impacted other product sales by $0.4 million.  Other product sales represented 24.6% of our total sales for fiscal year 2017.

Gross Profit

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Gross profit	$91,510	$64,280	$58,369	42.4%	10.1%
Gross margin	73.8%	70.9%	70.8%

Gross profit for 2018 was $91.5 million, a 42.4% increase compared to the $64.3 million reported for 2017.  Gross profit margin increased to 73.8% of revenue for 2018 compared to 70.9% of revenue for 2017, due to favorable product mix, lower unit costs as a result of significantly increased production volumes, to support the 47.9% growth in ICL sales, resulting in better overhead absorption, and lower inventory provisions and freight costs, partially offset by the effect of lower average selling prices.

Gross profit for 2017 was $64.3 million, a 10.1% increase compared to the $58.4 million reported for 2016.  Gross profit in 2017 increased 10.1%, slightly ahead of the increase in net sales.  Gross profit margin increased to 70.9% of revenue for fiscal year 2017 compared to 70.8% of revenue for fiscal year 2016, due to an increase in sales mix of Toric ICLs, improved country mix, lower unit costs and the cost of sales related to the $0.6 million non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provisions of the Company’s equity incentive plan in 2016 which was not repeated in 2017, largely offset by the increased mix of lower margin injector and other product sales and lower ICL and IOL average selling prices.

General and Administrative Expense

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
General and administrative expense	$24,287	$19,465	$21,671	24.8%	(10.2)%
Percentage of sales	19.6%	21.5%	26.3%

General and administrative expenses for 2018 were $24.3 million, an increase of 24.8% when compared with $19.5 million reported for 2017. The increase in general and administrative expenses was due to an increase in headcount and salary-related expenses including stock-based compensation, and increased facility costs.

General and administrative expenses for 2017 were $19.5 million, a decrease of 10.2% when compared with $21.7 million reported for 2016. The decrease was due to the non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provisions of the Company’s equity incentive plan in 2016 which was not repeated in 2017 and decreased salaries, travel and outsourcing expenses in Japan, partially offset by increased headcount and overall compensation, recruiting fees and meeting costs.

Marketing and Selling Expense

The following table presents our marketing and selling expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Marketing and selling expense	$38,600	$28,402	$28,685	35.9%	(1.0)%
Percentage of sales	31.1%	31.3%	34.8%

Marketing and selling expenses for 2018 were $38.6 million, an increase of 35.9% when compared with $28.4 million for 2017. The increase in marketing and selling expenses was due to an increase in headcount and salary-related expenses including stock-based compensation and investments in digital, consumer, and strategic marketing and commercial infrastructure.

Marketing and selling expenses for 2017 were $28.4 million, a decrease of 1.0% when compared with $28.7 million for 2016. The decrease was due to lower stock based compensation expenses due to the non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provisions of the Company’s equity incentive plan in 2016 which was not repeated in 2017, decreased U.S. consulting costs, and decreased salaries, travel and advertising expense in Japan, largely offset by increased commercial operations expenses, travel expense in China and Europe and ESCRS trade show expenses.

Research and Development Expense

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Research and development expense	$22,028	$20,044	$20,668	9.9%	(3.0)%
Percentage of sales	17.8%	22.1%	25.0%

Research and development expenses for 2018 were $22.0 million, an increase of 9.9% compared to $20.0 million for 2017. The increase was due to an increase in headcount and salary-related expenses including stock-based compensation, increased clinical expenses associated with our clinical trial for the next generation ICL with an EDOF optic, and an increase in medical affairs expenses.

Research and development expenses for 2017 were $20.0 million, a decrease of 3.0% compared to $20.7 million for 2016. The decrease was due to the non-cash charge related to the immediate vesting of all unvested equity awards as a result of the triggering of the “Change of Control” provisions of the Company’s equity incentive plan in 2016 which was not repeated in 2017 and decreased consulting expenses, partially offset by increased headcount, depreciation expense and the write-off of capital equipment no longer in use.

Research and development expense consists primarily of compensation and related costs for personnel responsible for the research and development of new and existing products, the regulatory and clinical activities required to acquire and maintain product approvals globally and medical affairs expenses. These costs are expensed as incurred.

Other Income (Expense), Net

The following table presents our other income (expense), net for the fiscal years presented (dollars in thousands):

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Other income, net	$44	$1,335	$211	(96.7)%	—*
Percentage of sales	0.0%	1.5%	0.2%

*	Denotes change is greater than +100%.

Other income for 2018, 2017 and 2016 was $0.0 million, $1.3 million, and $0.2 million, respectively.  The decrease in 2018 was mainly due to losses on foreign currency transactions compared to gains in 2017, partially offset by a net increase in interest income due to higher cash balances.  The increase in 2017 was mainly due to gains on foreign currency transactions compared to losses in 2016.

Other income, net generally relates to interest income earned on cash and cash equivalents, interest expense on notes payable and capital lease obligations, gains or losses on foreign currency transactions, and royalty income. The table below summarizes the year over year changes in other income, net (in thousands).

	Favorable (Unfavorable)
	2018 vs. 2017	2017 vs. 2016
Interest income, net	$277	$—
Foreign exchange	(1,655)	966
Royalty income	52	(37)
Other	35	195
Net change in other income (expense), net	$(1,291)	$1,124

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the fiscal years presented (in thousands):

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Provision (benefit) for income taxes	$1,671	$(157)	$(315)	—*	(50.2)%

*	Denotes change is greater than +100%.

We recorded income taxes for 2018 as a result of income tax expense generated primarily from profits in our Swiss and Japan operations and U.S. withholding taxes on those profits.  We recorded a benefit from income taxes for 2017 due primarily to a U.S. income tax benefit related to an alternative minimum tax (AMT) carryforward, offset by income tax expense generated from profits in our Swiss and Japan operations. The benefit from income taxes in fiscal 2016, was primarily due to 1) net operating losses reported by our foreign operations due principally to the acceleration of stock-based compensation during the first quarter of 2016 and 2) a reduction in its foreign withholding taxes in connection with the dissolution of one of our foreign subsidiaries effective April 1, 2016. During 2018, 2017 and 2016, there are no unrecognized tax benefits related to uncertain tax positions taken by us.

All earnings from our subsidiaries are not considered to be permanently reinvested.  Accordingly, we provide withholding and U.S. taxes on all unremitted foreign earnings.  During 2018, 2017 and 2016 there were no withholding taxes paid to foreign jurisdictions.

On December 22, 2017, the United States enacted major tax reform legislation, the 2017 Tax Act, which enacted a broad range of changes to the federal tax code. Key provisions that could have an impact on our Consolidated Financial Statements are the deemed repatriation of foreign earnings, the remeasurement of certain net deferred assets and other liabilities for the change in the U.S. corporate tax rate from 35 percent to 21 percent, and the elimination of the AMT.

We applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act and throughout 2018. At that time, for 2017, we made reasonable estimates of the impact and included $5.7 million in foreign earnings, which were fully offset by the deemed foreign tax credit. This inclusion amount was later finalized at $7.5 million. At December 28, 2018, we have now completed our accounting for all the enactment-date income tax effects of the 2017 Tax Act.

As we have an AMT credit from a prior year, we can carry the credit forward to offset regular tax.  To the extent we do not have a federal tax liability, a portion of the credit is now refundable each year starting in 2018, with any remaining balance fully refundable in 2021.  As we will ultimately receive a full refund for the credit, the valuation allowance attributable to the AMT credit carryforward was released, creating a deferred tax benefit of $0.5 million for 2017.  We expect to receive a refund of $0.3 million of this AMT credit with the filing of our 2018 U.S. federal tax return.

Beginning in 2018, the 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries.  In January 2018, the FASB released guidance (Staff Q&A Topic 740, No. 5) on the accounting for tax on the GILTI provisions of the 2017 Tax Act.  In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50 percent of GILTI, however this deduction is limited by our pre-GILTI U.S. income.    For 2018, we included GILTI of $7.7 million in U.S. gross income, which was fully offset with net operating loss carryforwards.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.  In evaluating our ability to recover the deferred tax assets within a jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including overall current and projected business and industry conditions, the amount of future federal, state, and foreign pretax operating income, the reversal of temporary differences and the successful implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating results. Valuation allowances, or reductions to deferred tax assets, are recognized if, based on the weight of all the available evidence, it is more likely than not that some portion or all the deferred tax asset may not be realized.

Due to our history of losses in the U.S., the valuation allowance has fully offset the value of U.S. deferred tax assets on our balance sheet as of December 28, 2018, with the exception of the remaining refundable alternative minimum tax credit of $0.3 million.  However, as a result of GILTI, we have reported income in the U.S. in 2018 for the first time in many years.  As our global profitability improves, including our ability to meet or exceed forecasts, and as this global profit is now includable in U.S. income under GILTI, we will continue to reassess at each reporting period the need for a full or partial valuation allowance on our U.S. net deferred tax assets. If we determine based upon all available positive or negative evidence that it is more likely than not that the deferred tax asset is realizable, we would record an income tax benefit for all or a portion of the valuation allowance in the period in which such determination is made.  Any such changes in the assessment of a full or partial valuation allowance could have a material impact on earnings. The valuation allowance was $43.1 million as of December 28, 2018.

See Critical Accounting Policies included later in this Item 7 for additional information about our provision for income taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 9 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

On August 10, 2018, we closed an offering of our common stock.  As part of this transaction, we issued 1,999,850 shares of common stock at a price of $36.309 per share.  Net proceeds, after deducting expenses, received from this offering were $72,150,000. We intend to use the net proceeds of this offering to fund operations, which may include advancing and broadening commercialization of our ICL family of products, funding pipeline research and development activities and clinical trials, funding incremental investments in automation and precision manufacturing, and capital expenditures, such as information systems, and for general corporate purposes, including working capital. We have not yet determined the amounts on any of the areas listed above or the timing of these expenditures. We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

We believe our current cash balances coupled with cash flows from operating activities is expected to be adequate to cover our operational and business needs through at least the next 12 months from the issuance of this Annual Report.  Our financial condition at December 28, 2018, December 29, 2017 and December 30, 2016 included the following (in millions):

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cash and cash equivalents	$103.9	$18.5	$14.0	$85.4	$4.5
Current assets	$151.6	$53.9	$49.5	$97.7	$4.4
Current liabilities	27.7	19.1	21.0	8.6	(1.9)
Working capital	$123.9	$34.8	$28.5	$89.1	$6.3

Overview of changes in cash and cash equivalents and other working capital accounts.

Net cash provided by operating activities was $12.8 million, $2.9 million and $1.0 million for 2018, 2017 and 2016, respectively.  For 2018, net cash provided by operating activities consisted of $12.3 million in non-cash items and $5.0 million in net income, offset by $4.5 million in working-capital changes.  For 2017, net cash provided by operating activities consisted of $9.0 million in non-cash items, offset by $4.0 million in working-capital changes and a $2.1 million net loss. For 2016, net cash provided by operating activities consisted of $12.6 million in non-cash items and $0.5 million in working capital changes, offset by a $12.1 million net loss.

Net cash used in investing activities was $2.2 million, $1.0 million and $3.2 million, for 2018, 2017 and 2016 respectively, and relate primarily to the acquisition of property, plant, and equipment.  The increase in investment in property, plant and equipment during 2018, relative to 2017, is primarily due to continued increased investments in manufacturing and quality system improvement projects.  The decrease in investment in property, plant and equipment during 2017, relative to 2016, is primarily due to decreased investments in manufacturing and quality system improvement projects which began in 2016.

Net cash provided by financing activities was $74.6 million, $2.4 million and $3.0 million for 2018, 2017 and 2016, respectively.  Net cash provided by financing activities resulting primarily from the proceeds of $72.2 million from the equity offering, as discussed above.  In addition, the increase also consisted of $5.2 million of proceeds from the exercise of stock options offset by $1.9 million repayment of capital lease obligations and $0.7 million repayment on the Japan line of credit.  For 2017, net cash provided by financing activities consisted of $4.0 million in proceeds from the exercise of stock options, offset by $1.3 million repayment on capital lease obligations and $0.2 million in the repurchase of common stock shares from employees to satisfy minimum tax withholdings.  For 2016, net cash provided by financing activities consisted of $2.4 million in proceeds from the exercise of stock options, $1.5 million in proceeds from sale leaseback transactions, partially offset by $0.4 million in repayments of capital lease lines of credit and $0.6 million in the repurchase of common stock shares from employees to satisfy minimum tax withholdings.

Accounts receivable, net was $25.9 million and $20.0 million at December 28, 2018 and December 29, 2017, respectively.  Days’ Sales Outstanding (DSO) decreased to 76 days in 2018 from 80 days in 2017.

Inventories, net was $16.7 million and $13.7 million at December 28, 2018 and December 29, 2017, respectively. Days’ Inventory on Hand (DOH) was 139 days in 2018 and 169 days in 2017 for finished goods, including consignment inventory.  The decrease in DOH is due to increased sales of ICL products resulting in more frequent inventory turnover and due to decreased preloaded IOL inventory.

Shelf Registration

On May 11, 2017, STAAR filed a universal shelf registration statement with the SEC covering the future public offering and sale of up to $200 million in equity or debt securities or any combination of such securities. The shelf registration statement became effective on June 9, 2017 and expires on June 9, 2020.  As a result of the August 8, 2018 offering, the amount available for any future public offering and sale of equity, debt securities or any combination, is approximately $127 million.  Among the purposes for which STAAR could use the proceeds of securities sold in the future under the shelf registration statement are working capital, capital expenditures, expansion of sales and marketing, and continuing research and development. STAAR could also use a portion of the net proceeds to acquire or invest in businesses, assets, products, and technologies that are complementary to our own, although we are not currently contemplating or negotiating any such acquisitions or investments. The availability of financing in the public capital markets through the shelf registration statement depends on several factors in place at the time of financing, including the strength of STAAR’s business performance, general economic conditions and investment climate, and investor perceptions of those factors. If STAAR seeks financing under the shelf registration statement in the future, we cannot assure that such financing will be available on favorable terms, if at all.

Credit Facilities, Lease Line of Credit, Contractual Obligations, and Commitments

Credit Facilities

We have credit facilities with different lenders to support operations as detailed below.

Lines of Credit

Since 1998, our wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of December 28, 2018) plus a 0.50% spread, and may be renewed quarterly (the current line expires on February 21, 2019).  The credit facility is not collateralized.  We had 417,500,000 Yen and 500,000,000 Yen outstanding on the line of credit as of December 28, 2018 and December 29, 2017, respectively, (approximately $3.8 million and $4.4 million based on the foreign exchange rates on December 28, 2018 and December 29, 2017, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of December 28, 2018, there was 82,500,000 Yen (approximately $747,000 based on the foreign exchange rate on December 28, 2018) available for borrowing and as of December 29, 2017 there were no available borrowings under the line.  At maturity on February 21, 2019, this line of credit is intended to be renewed until May 21, 2019, with similar terms.

In September 2013, our wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1.0 million at the rate of exchange on December 28, 2018 and December 29, 2017), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of December 28, 2018 and December 29, 2017.

Covenant Compliance

We are in compliance with the covenants of our credit facilities and lines of credit as of December 28, 2018.

Lease Line of Credit (Capital Leases)

On March 8, 2018, we entered into lease schedule 011 with Farnam Street Financial, Inc. (“Farnam”). The line of credit provides for borrowings of up to $500,000 at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment.  Interim rent is paid until the full amount of the line is used at which time the lease commences.  As of December 28, 2018, approximately $387,000 of the line was available for borrowing.

On March 8, 2018, we entered into lease schedule 010R with Farnam. Under 010R, equipment with a cost of $1,560,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment.  At the end of the lease we can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option.  As of December 28, 2018, approximately $864,000 was outstanding on this capital lease.

On January 31, 2017, we entered into lease schedule 009R with Farnam.  Under 009R, equipment with a cost of $1,957,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment.  At the end of the lease we can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option.  As of December 28, 2018 and December 29, 2017, approximately $83,000 and $1,067,000, respectively, was outstanding on this capital lease.

Contractual Obligations

The following table represents the Company’s known contractual obligations as of December 28, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Line of credit (Note 8)*	$3,780	$3,780	$—	$—	$—
Capital lease obligations (Notes 8 and 12)	1,632	1,153	475	4	—
Operating lease obligations (Note 12)*	6,509	2,606	3,182	709	12
Pension benefit payments (Note 10)*	3,247	97	286	436	2,428
Severance (Note 12)*	41	41	—	—	—
Asset retirement obligation (Note 8)*	206	206	—	—	—
Open purchase orders (Note 12)*	4,668	4,668	—	—	—
Total	$20,083	$12,551	$3,943	$1,149	$2,440

*	Refer to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K

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

Revenue Recognition

We recognize revenue when our contractual performance obligations with customers are satisfied.  Our performance obligations are generally limited to single sales orders with product shipping to the customer within a month of receipt of the sales order.  Substantially all of our revenues are recognized at a point-in-time when control of our products transfers to the customer, which is typically upon shipment (as discussed below).  We present sales tax and similar taxes we collect from our customers on a net basis (excluded from revenues).

We sell certain injector parts to an unrelated customer and supplier (collectively referred to as “supplier”) whereby these injector part sales are either made as a final sale to the supplier or, are sold to be combined with an acrylic IOL by the supplier into finished goods inventory (a preloaded acrylic IOL).  These finished goods are then sold back to us at an agreed upon, contractual price.  We make a profit margin on either type of sale with the supplier and each type of sale is made under separate purchase and sales orders between the two parties resulting in cash settlement for the orders sold or repurchased.  For parts that are sold as a final sale, we recognize a sale and those sales are classified as other product sales in total net sales.  For the injector parts that are sold to be combined with an acrylic IOL into finished goods, we record the transaction at its carrying value deferring any profit margin as contra-inventory, until the finished goods inventory is sold to an end-customer (not the supplier) at which point we recognize revenues.

For all sales, we are considered the principal in the transaction as we are the party providing specified goods under our control prior to when control is transferred to the customer.  Cost of sales includes cost of production, freight and distribution, and inventory provisions, net of any purchase discounts.  Shipping and handling activities that occur after the customer obtains control of the goods are recognized as fulfillment costs.

Non-consignment sales

We recognize revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for our STAAR Japan subsidiary, which is typically recognized when the customer receives the product.  We generally do not have significant deferred as delivery to the customer is generally made within the same or the next day of shipment.

We also enter into certain strategic cooperation agreements with customers in which, as consideration for certain commitments made by the customer, including minimum purchase commitments, we agree, among other things, to pay for marketing, educational training and general support of our products.  The provisions in these arrangements allow for these payments to be made directly to the customer or payments can be made directly to a third party for distinct marketing, educational training and general support services provided to or on behalf of the customer by the third party.  For payments we make to another party, or reimburse the customer for distinct marketing and support services, we recognize these payments as sales and marketing expense as incurred.  These strategic cooperation agreements are generally for periods of 12 months or more with quarterly minimum purchase commitments.  We recognize sales and marketing expenses in the period in which it expects the customer will achieve its minimum purchase commitment, generally quarterly, and any unpaid amounts are recorded in Other Current Liabilities in “Other” on the Consolidated Balance Sheets, see Note 7.  Reimbursements made directly to the customer for general marketing incentives are treated as a reduction in revenues.  Our performance obligations generally occur in the same quarter as the shipment of product.

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and our shipments to that customer, there is no remaining performance obligation.  Accordingly, there are no deferred revenues associated with these types of arrangements.

Consignment Sales

Our products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. IOLs and ICLs may be offered to surgeons and hospitals on a consignment basis.  We maintain title and risk of loss on consigned inventory and recognize revenue for consignment inventory at a point-in-time when we are notified that the lenses have been implanted, thus completing the performance obligation.

Sales Return Reserves

Generally, we may permit returns of product if the product, upon issuance of a Returned Goods Authorization, is returned within the time allowed by our return policies, and in good condition. We provide allowances for sales returns based on an analysis of our historical patterns of returns matched against the sales from which they originated. While such allowances have historically been within our expectations, we cannot guarantee that we will continue to experience the same return rates that we have in the past.  Measurement of such returns requires consideration of, among other factors, historical returns experience and trends, including the need to adjust for current conditions and product lines, the entry of a competitor, and judgments about the probable effects of relevant observable data. We consider all available information in our quarterly assessments of the adequacy of the allowance for sales returns.  Sales are reported net of estimated returns.  If the actual sales returns are higher or lower than estimated by management, additional reduction or increase in sales may occur.

Allowance for Doubtful Accounts

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

Stock-Based Compensation

We account for the issuance of stock options to employees and directors by estimating the fair value of options issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, risk-free interest rates, expected term of the option, expected volatility of our stock and expected dividend yield.  The amounts recorded in the financial statements for share-based compensation could vary significantly if we were to use different assumptions.  We also issue restricted stock units, or RSUs, which contain a service condition such that they vest if the grantee is still employed with us on a range of measurement dates, which are typically three years after the grant date.  On occasion, we also issue RSUs to certain employees which contain a performance condition such that they vest if the internally established target is met or exceeded and the grantee is still employed with us on the measurement date, which is typically one year after the grant date.  We recognize compensation cost for the RSUs when it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period based on the grant-date fair value of the stock.  We reassess the probability of vesting at each reporting period and adjust compensation cost based on our probability assessment. On February 11, 2016, a change in control occurred under the Amended and Restated 2003 Omnibus Equity Plan resulting in the immediate vesting of all then unvested equity awards outstanding under the plan. (See Note 11 to the Consolidated Financial Statements).

Income Taxes

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

Inventories

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

Goodwill

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

Definite-Lived Intangible Assets

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

Employee Defined Benefit Plans - Pension

We have maintained a passive pension plan (the “Swiss Plan”) covering employees of our Swiss subsidiary.  We determined that the features of the Swiss Plan conform to the features of a defined benefit plan.  As a result, we adopted the recognition and disclosure requirements of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

STAAR Japan has a noncontributory defined benefit pension plan (the “Japan Plan”) substantially covering employees of our Japan subsidiary.  The Japan Plan has also adopted the recognition and disclosure requirements of ASC 715. STAAR Japan is not required, and we do not intend to provide any future contributions to this pension plan to meet benefit obligations and will therefore not have any plan assets.  Benefit payments are made to beneficiaries from operating cash flows as they become due.

We recognize the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the statement of financial position with a corresponding adjustment to accumulated other comprehensive income or loss. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. We record a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, and the expected long-term rate of asset return. Assumptions of expected asset returns and market-related values of plan assets are applicable to the Swiss Plan only.  The fair values of plan assets are determined based on prevailing market prices.  The amounts recorded in the financial statements pertaining to our employee defined benefit plans could vary significantly if we were to use different assumptions.

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

Interest rate risk

As of December 28, 2018, we had $3.8 million of foreign debt. Our $3.8 million of foreign debt bears an interest rate that is equal to the uncollateralized overnight call rate in Japan (approximately 0.06%) plus a 0.50% spread. Thus, our interest expense would fluctuate with any change in the base interest rate. If the uncollateralized overnight call rate were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $38,000.

Foreign currency risk

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company.  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended December 28, 2018, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended December 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2018, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2018.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

STAAR Surgical Company

Monrovia, California

Opinion on Internal Control over Financial Reporting

We have audited STAAR Surgical Company and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 28, 2018 and December 29, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2018, and the related notes and schedule and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Los Angeles, California

February 21, 2019

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” contained in the proxy statement for the 2019 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 28, 2018.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” contained in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section entitled “General Information—Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” contained in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” contained in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Annual Report on Form 10-K:

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)

10.1	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC.(5)

10.2	Lease Agreement dated July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(6)

10.3	Supplement #1 dated July 10, 1995, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(6)

10.4	Supplement #2 dated August 2, 1999, to the Lease Agreement of July 12, 1994, between STAAR Surgical AG and Calderari and Schwab AG/SA.(6)

†10.5	Form of Indemnification Agreement between the Company and certain officers and directors.(7)

†10.6	Employment Agreement, dated December 16, 2004 by and between the Company and Hans Blickensdoerfer.(8)

10.7	Credit Agreement between STAAR Japan Inc. and Mizuho Bank Inc., dated October 31, 2007.(9)

10.8	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated June 30, 2009.(9)

10.9	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated December 28, 2012.(10)

10.10	Basic Agreement on Unsterilized Intraocular Lens Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(11)

10.11	Basic Agreement on Injector Product Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(11)

10.12	Memorandum of Understanding Concerning Basic Agreements for Purchase and Sale between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(11)

10.13	Acrylic Preset Supply Warranty Agreement between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(11)

10.14	Framework Agreement for Loans between Credit Suisse and STAAR Surgical AG, dated September 2013.(12)

†10.15	Form of Executive Severance Agreement.(13)

†10.16	Form of Executive Change in Control Agreement.(13)

10.17	Standard Industrial/Commercial Single – Tenant Lease – Net dated August 17, 2012, by and between the Company and Pacific Equity Partners, LLC.(14)

†10.18	Letter of the Company dated March 27, 2012 to Samuel Gesten, Vice President and General Counsel, regarding compensation.(10)

†10.19	Letter of the Company dated July 27, 2015 to Keith Holliday, Vice President of Research and Development, regarding compensation.(15)

10.20	Amendment Agreement between STAAR Surgical Company and Nidek Co., Ltd., dated March 31, 2016.(16)

†10.21	Employment Agreement effective March 1, 2015 by and between the Company and Caren Mason, dated March 1, 2015.(17)

10.22	Form of Option Grant and Stock Option Agreement for employees.(18)

10.23	Form of Option Grant and Stock Option Agreement for Non-Employee Directors.(18)

10.24	Form of Restricted Stock Unit Grant and Agreement.(18)

10.25	Form of Restricted Stock Award Grant and Restricted Stock Award Agreement.(18)

10.26	Form of Amendment to Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd.(12)

10.27	Master Lease Agreement dated May 30, 2006 by and between the Company and Farnam Street Financial, Inc.(18)

10.28	Lease Schedule No. 009R dated January 31, 2017, of Master Lease Agreement dated May 30, 2006, by and between the Company and Farnam Street Financial, Inc.(18)

10.29	Lease Schedule No. 010R dated March 8, 2018, of Lease Agreement dated May 30, 2006, by and between the Company and Farnam Street Financial, Inc.*

10.30	Lease Schedule No. 011 and Purchase Option dated March 8, 2018 of Lease Agreement dated May 30, 2006, by and between the Company and Farnam Street Financial, Inc.*

10.31	Letter of the Company dated September 27, 2017 to Deborah Andrews, Vice President of Finance, Chief Financial Officer, regarding compensation.(19)

10.32	Lease dated August 10, 2017 by and between the Company and 2000 Gold L.P.(20)

10.33	Lease Agreement dated March 1, 2007, between STAAR Surgical AG and Calderari and Schwab AG/SA.(12)

10.34	Lease Agreement commencing May 1, 2018 between Bukewihge Properties, LLC and STAAR Surgical Company.(21)

10.35	Form of Distributorship Agreement.(7)

14.1	Code of Business Conduct and Ethics.(22)

21.1	List of Subsidiaries.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 28, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to Appendix 2 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(2)	Incorporated by reference to Appendix 3 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8‑A/A as filed with the Commission on April 18, 2003.
(4)	Incorporated by reference to Appendix 1 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed with the Commission on March 17, 2004.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended December 28, 2004, as filed with the Commission on March 30, 2005.
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2018, as filed with the Commission on August 1, 2018.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 1, 2009.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2009, as filed with the Commission on November 12, 2009.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the commission on March 12, 2013.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 1, 2010 as filed with the Commission on April 1, 2010.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2017, as filed with the commission on February 28, 2018.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2011, as filed with the Commission on November 2, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 23, 2012.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2015, as filed with the Commission on November 4, 2015.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended April 1, 2016, as filed with the Commission on May 11, 2016.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 3, 2015.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2016, as filed with the Commission on March 2, 2017.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 28, 2017.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended September 29, 2017, as filed with the Commission on November 8, 2017.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2018, as filed with the Commission on May 2, 2018.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, for the period ended June 29, 2012, as filed with the Commission on August 8, 2012.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: February 21, 2019	By:	/s/ CAREN MASON
Caren Mason
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CAREN MASON	President, Chief Executive Officer and Director	February 21, 2019
Caren Mason	(principal executive officer)

/s/ DEBORAH J. ANDREWS	Vice President, Chief Financial Officer	February 21, 2019
Deborah J. Andrews	(principal accounting and financial officer)

/s/ LOUIS E. SILVERMAN	Chairman of the Board, Director	February 21, 2019
Louis E. Silverman

/s/ STEPHEN C. FARRELL	Director	February 21, 2019
Stephen C. Farrell

/s/ JOHN C. MOORE	Director	February 21, 2019
John C. Moore

/s/ WILLIAM P. WALL	Director	February 21, 2019
William P. Wall

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2018, December 29, 2017 and December 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

STAAR Surgical Company

Monrovia, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company and subsidiaries (the “Company”) as of December 28, 2018 and December 29, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 28, 2018 and December 29, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Revenue

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 28, 2018 due to the adoption of the Accounting Standards Codification 606, “Revenue from Contracts with Customers.”

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

Los Angeles, California

February 21, 2019

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 28, 2018 and December 29, 2017

(In thousands, except par value amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$103,877	$18,520
Accounts receivable trade, net	25,946	17,853
Inventories, net	16,704	13,310
Prepayments, deposits and other current assets	5,045	4,207
Total current assets	151,572	53,890
Property, plant and equipment, net	11,451	9,776
Intangible assets, net	243	271
Goodwill	1,786	1,786
Deferred income taxes	1,278	1,242
Other assets	1,009	967
Total assets	$167,339	$67,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,780	$4,438
Accounts payable	6,524	6,033
Obligations under capital leases	1,098	1,278
Allowance for sales returns	2,895	—
Other current liabilities	13,431	7,339
Total current liabilities	27,728	19,088
Obligations under capital leases	459	531
Deferred income taxes	1,022	350
Asset retirement obligations	206	202
Deferred rent	188	172
Pension liability	5,310	4,653
Total liabilities	34,913	24,996
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 44,195 and 41,383 shares issued and outstanding at December 28, 2018 and December 29, 2017, respectively	442	414
Additional paid-in capital	289,584	204,920
Accumulated other comprehensive loss	(1,320)	(1,150)
Accumulated deficit	(156,280)	(161,248)
Total stockholders’ equity	132,426	42,936
Total liabilities and stockholders’ equity	$167,339	$67,932

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 28, 2018, December 29, 2017 and December 30, 2016

(In thousands, except per share amounts)

	2018	2017	2016
Net sales	$123,954	$90,611	$82,432
Cost of sales	32,444	26,331	24,063
Gross profit	91,510	64,280	58,369
Selling, general and administrative expenses:
General and administrative	24,287	19,465	21,671
Marketing and selling	38,600	28,402	28,685
Research and development	22,028	20,044	20,668
Total selling, general and administrative expenses	84,915	67,911	71,024
Operating income (loss)	6,595	(3,631)	(12,655)
Other income (expense), net:
Interest income (expense), net	165	(112)	(112)
Gain (loss) on foreign currency transactions	(836)	819	(147)
Royalty income	633	581	618
Other income (expense), net	82	47	(148)
Total other income, net	44	1,335	211
Income (loss) before income taxes	6,639	(2,296)	(12,444)
Provision (benefit) for income taxes	1,671	(157)	(315)
Net income (loss)	$4,968	$(2,139)	$(12,129)
Net income (loss) per share:
Basic	$0.12	$(0.05)	$(0.30)
Diluted	$0.11	$(0.05)	$(0.30)
Weighted average shares outstanding:
Basic	42,587	41,004	40,329
Diluted	45,257	41,004	40,329

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 28, 2018, December 29, 2017 and December 30, 2016

(In thousands)

	2018	2017	2016
Net income (loss)	$4,968	$(2,139)	$(12,129)
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(498)	(485)	316
Reclassification into other income (expense), net	101	73	101
Foreign currency translation gain	242	387	224
Tax effect	(15)	(75)	(111)
Other comprehensive income (loss), net of tax	(170)	(100)	530
Comprehensive income (loss)	$4,798	$(2,239)	$(11,599)

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 28, 2018, December 29, 2017 and December 30, 2016

(In thousands)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at January 1, 2016	39,887	$399	$187,007	$(1,580)	$(146,980)	$38,846
Net loss	—	—	—	—	(12,129)	(12,129)
Other comprehensive income	—	—	—	530	—	530
Common stock issued upon exercise of options	541	5	2,433	—	—	2,438
Stock-based compensation	—	—	8,827	—	—	8,827
Repurchase of employee common stock for taxes withheld	(98)	—	(611)	—	—	(611)
Unvested restricted stock	23	—	—	—	—	—
Vested restricted stock	379	3	1	—	—	4
Balance, at December 30, 2016	40,732	407	197,657	(1,050)	(159,109)	37,905
Net loss	—	—	—	—	(2,139)	(2,139)
Other comprehensive loss	—	—	—	(100)	—	(100)
Common stock issued upon exercise of options	557	6	3,964	—	—	3,970
Stock-based compensation	—	—	3,533	—	—	3,533
Repurchase of employee common stock for taxes withheld	(24)	—	(234)	—	—	(234)
Unvested restricted stock	21	—	—	—	—	—
Vested restricted stock	97	1	—	—	—	1
Balance, at December 29, 2017	41,383	414	204,920	(1,150)	(161,248)	42,936
Net income	—	—	—	—	4,968	4,968
Other comprehensive income	—	—	—	(170)	—	(170)
Proceeds from public offering of stock	2,000	20	72,130	—	—	72,150
Common stock issued upon exercise of options	595	6	5,189	—	—	5,195
Stock-based compensation	—	—	7,399	—	—	7,399
Repurchase of employee common stock for taxes withheld	—	—	(54)	—	—	(54)
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	206	2	—	—	—	2
Balance, at December 28, 2018	44,195	$442	$289,584	$(1,320)	$(156,280)	$132,426

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 28, 2018, December 29, 2017 and December 30, 2016

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,968	$(2,139)	$(12,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	2,430	3,133	2,664
Amortization of intangibles	34	221	228
Deferred income taxes	441	(547)	(1,364)
Change in net pension liability	231	186	491
Loss on disposal of property and equipment	10	623	222
Stock-based compensation expense	6,762	3,161	8,558
Provision for sales returns and bad debts	905	463	205
Inventory provision	1,473	1,739	1,610
Changes in working capital:
Accounts receivable	(6,040)	(1,857)	(771)
Inventories	(4,194)	312	213
Prepayments, deposits, and other current assets	(598)	(64)	(851)
Accounts payable	243	(2,501)	1,007
Other current liabilities	6,102	123	966
Net cash provided by operating activities	12,767	2,853	1,049
Cash flows from investing activities:
Acquisition of property and equipment	(2,245)	(1,046)	(3,205)
Net cash used in investing activities	(2,245)	(1,046)	(3,205)
Cash flows from financing activities:
Proceeds from public offering of stock	72,150	—	—
Repayment of capital lease obligations	(1,907)	(1,300)	(424)
Repayment on line of credit	(747)	—	—
Proceeds from sale-leaseback transactions	—	—	1,546
Repurchase of employee common stock for taxes withheld	(54)	(234)	(611)
Proceeds from the exercise of stock options	5,195	3,970	2,438
Proceeds from vested restricted stock	2	1	4
Net cash provided by financing activities	74,639	2,437	2,953
Effect of exchange rate changes on cash, cash equivalents and restricted cash	197	279	(200)
Increase in cash, cash equivalents and restricted cash	85,358	4,523	597
Cash, cash equivalents and restricted cash, at beginning of year	18,641	14,118	13,521
Cash, cash equivalents and restricted cash, at end of year	$103,999	$18,641	$14,118

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

As of December 28, 2018, the Company’s significant subsidiaries consisted of:

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

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  Fiscal years 2018, 2017 and 2016 are based on a 52-week period.

Foreign Currency

The functional currency of the Company’s Japanese subsidiary, STAAR Japan, Inc., is the Japanese yen. The functional currency of the Company’s Swiss subsidiary, STAAR Surgical AG, is the U.S. dollar.

Assets and liabilities of the Company’s Japanese subsidiary are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. Net foreign translation gain (loss) is as follows (in thousands):

	Years Ended
	2018	2017	2016
Foreign currency translation gain(1)	$242	$387	$224
Gain (loss) on foreign currency transactions(2)	(836)	819	(147)

(1)	Shown as a separate line item on the Consolidated Statements of Comprehensive Income (Loss).
(2)	Shown as a separate line item on the Consolidated Statements of Operations.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows at December 28, 2018, December 29, 2017 and December 30, 2016 (in 000’s):

	2018	2017	2016
Cash and cash equivalents	$103,877	$18,520	$13,999
Restricted cash included in other long-term assets	122	121	119
Total cash, cash equivalents and restricted cash	$103,999	$18,641	$14,118

The Company has restricted cash set aside as collateral for a standby letter of credit required by the California Department of Public Health for unforeseen future regulatory costs related to the decommissioning of certain manufacturing equipment.

Revenue Recognition

On December 30, 2017 (beginning of fiscal year 2018), the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and its subsequent amendments:  (i) ASU No. 2015-14,  “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; (ii) ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” (iii) ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; (iv) ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and (v) ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606”, using the modified retrospective method, and determined that there was no cumulative effect adjustment on the Consolidated Financial Statements. The Company determined that the adoption of the new standard did not materially impact the revenue recognition on its Consolidated Financial Statements.  Revenue recognition for 2017 and 2016 continue to be in accordance with Topic 605.

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

The Company disaggregates its revenue into the following categories:  non-consignment sales and consignment sales.

Non-consignment Sales

The Company recognizes revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for the Company’s STAAR Japan subsidiary, which is typically recognized when the customer receives the product.  The Company does not have significant deferred revenues as of December 28, 2018, December 29, 2017 or December 30, 2016, as delivery to the customer is generally made within the same or the next day of shipment.

The Company also enters into certain strategic cooperation agreements with customers in which, as consideration for certain commitments made by the customer, including minimum purchase commitments, the Company agrees, among other things, to pay for marketing, educational training and general support of the Company’s products.  The provisions in these arrangements allow for these payments to be made directly to the customer or payments can be made directly to a third party for distinct marketing, educational training and general support services provided to or on behalf of the customer by the third party.  For payments the Company makes to another party, or reimburses the customer for distinct marketing and support services, the Company recognizes these payments as sales and marketing expense as incurred in accordance with ASC 606-10-32-25.  These strategic cooperation agreements are generally for periods of 12 months or more with quarterly minimum purchase commitments.  The Company recognizes sales and marketing expenses in the period in which it expects the customer will achieve its minimum purchase commitment, generally quarterly, and any unpaid amounts are recorded in Other Current Liabilities in “Other” on the Consolidated Balance Sheets, see Note 7.  Reimbursements made directly to the customer for general marketing incentives are treated as a reduction in revenues.  The Company’s performance obligations generally occur in the same quarter as the shipment of product.

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and the shipments made by the Company to that customer, there is no remaining performance obligation by the Company to the customer.  Accordingly, there are no deferred revenues associated with these types of arrangements as of December 28, 2018, December 29, 2017 or December 30, 2016.

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

See Note 16 for additional information on disaggregation of revenues, geographic sales information and product sales.

The following table summarizes the impact of adopting Topic 606 on the Company’s Condensed Consolidated Balance Sheets for December 28, 2018 (in 000’s):

	As Reported	Adjustments	Balances without the adoption of 606
Accounts receivable trade, net	$25,946	$(2,895)	$23,051
Total current assets	151,572	(2,895)	148,677
Total assets	167,339	(2,895)	164,444
Allowance for sales returns	2,895	(2,895)	—
Total current liabilities	27,728	(2,895)	24,833
Total liabilities	34,913	(2,895)	32,018
Total liabilities and stockholders’ equity	167,339	(2,895)	164,444

Allowance for Doubtful Accounts

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

Concentration of Credit Risk and Revenues

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. As of December 28, 2018 and December 29, 2017, there was one customer who accounted for 36% and 22% of the Company’s consolidated trade receivables, respectively.  Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, taken together, have not exceeded management’s expectations.

There was one customer who accounted for 37%, 27% and 20% of the Company’s consolidated net sales for the years ended 2018, 2017 and 2016, respectively.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Sales Return Reserve

The Company generally may permit returns of product if the product, upon issuance of a Return Goods Authorization, is returned within the time allowed by its return policies and records an allowance for estimated returns at the time revenue is recognized. The Company’s allowance for estimated returns considers historical trends and experience, the impact of new product launches, the entry of a competitor, availability of timely and pertinent information and the various terms and arrangements offered, including sales with extended credit terms.  For estimated returns, sales are reported net of estimated returns and cost of sales are reported net of estimated returns that can be resold.  On the Consolidated Balance Sheets, the balances associated for estimated sales returns are as follows:

	2018	2017
Estimated returns - inventory(1)	$722	$534
Allowance for sales returns(2)	2,895	2,182

(1)	Recognized in inventories, net on the Consolidated Balance Sheets
(2)	For 2017, recognized in accounts receivable trade, net on the Consolidated Balance Sheets

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

The carrying values reflected on the Consolidated Balance Sheets for cash and cash equivalents, trade accounts receivable, net, prepayments, deposits and other current assets, accounts payable, other current liabilities and line of credit approximate their fair values because of the short maturity of these instruments.

Inventories, Net

Inventories, net are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventories include the costs of raw material, labor, and manufacturing overhead, work in process and finished goods. Inventories also include as a contra item, deferred margins for certain injector parts described under the revenue recognition policy. The Company provides estimated inventory allowances for excess, expiring, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value to properly reflect inventory at the lower of cost or market.

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

The estimated useful lives of assets are as follows:

Machinery and equipment	5-10 years
Furniture and equipment	3-7 years
Computers, software, and peripherals	2-5 years
Leasehold improvements	The shorter of the useful life of the asset or the term of the associated lease

Goodwill

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level, and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing.  The Company performed its annual impairment test and determined that its goodwill was not impaired.  As of December 28, 2018 and December 29, 2017, the carrying value of goodwill was $1,786,000.

Long-Lived Assets

The Company reviews property, plant, and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long lived assets was conducted as of December 28, 2018 and December 29, 2017 and no impairment was identified.

Amortization is computed on the straight-line basis, which is the Company’s best estimate of the economic benefits realized over the estimated useful lives of the assets which range from 3 to 20 years for patents, certain acquired rights and licenses, 10 years for customer relationships, and 3 to 10 years for developed technology.

Vendor Concentration

As of December 28, 2018 there were no vendors which accounted for over 10% of the Company’s consolidated accounts payable. As of December 29, 2017, there was one vendor who accounted for 12% of the Company’s consolidated accounts payable.  There was one vendor who accounted for 10% of the Company’s consolidated purchases for the year ended 2018.  There were no vendors who accounted for over 10% of the Company’s consolidated purchases for the years ended 2017 and 2016, respectively.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Advertising Costs

Advertising costs, which are included in marketing and selling expenses, are expensed as incurred, and were as follows (in thousands):

	Years Ended
	2018	2017	2016
Advertising costs	$8,981	$6,102	$6,160

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

On December 22, 2017, the United States enacted major tax reform legislation, the 2017 Tax Act, which enacted a broad range of changes to the federal tax code.  Key provisions that could have an impact on the Company’s Consolidated Financial Statements are the deemed repatriation of foreign earnings, the remeasurement of certain net deferred assets and other liabilities for the change in the U.S. corporate tax rate from 35 percent to 21 percent, and the elimination of the alternative minimum tax (“AMT”) which were included in the Company’s 2017 Consolidated Financial Statements.  We applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act in 2017 and throughout 2018. At December 28, 2018, we have completed our accounting for all the enactment-date income tax effects of the Tax Act.

Beginning in 2017, the 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries.  In January 2018, the FASB released guidance (Staff Q&A Topic 740, No. 5) on the accounting for tax on the GILTI provisions of the 2017 Tax Act. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets.  The provision further allows a deduction of 50 percent of GILTI, however this deduction is limited by the Company’s pre-GILTI U.S. income.  In addition, Staff Q&A Topic 740, No. 5 states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.  The Company has elected to account for GILTI as a current period expense when incurred.

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

The Company recognizes the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income (loss). If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the Consolidated Statements of Operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return (asset returns and fair-value of plan assets are applicable for the Swiss Plan only). The fair values of plan assets are determined based on prevailing market prices (see Note 10).

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

Stock-Based Compensation (Continued)

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

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in the Consolidated Balance Sheets and the Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income (loss) includes, in addition to the net income (loss), changes in equity that are excluded from the Consolidated Statements of Operations and are recorded directly into a separate section of stockholders’ equity on the Consolidated Balance Sheets. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the years ended December 28, 2018, December 29, 2017 and December 30, 2016 (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan – Japan	Defined Benefit Pension Plan – Switzerland	Accumulated Other Com- prehensive Income (Loss)
Balance at January 1, 2016	$(145)	$95	$(1,530)	$(1,580)
Other comprehensive income (loss)	224	(9)	426	641
Tax effect	(68)	2	(45)	(111)
Balance at December 30, 2016	11	88	(1,149)	(1,050)
Other comprehensive income (loss)	387	(6)	(406)	(25)
Tax effect	(120)	6	39	(75)
Balance at December 29, 2017	278	88	(1,516)	(1,150)
Other comprehensive income (loss)	242	(107)	(290)	(155)
Tax effect	(74)	29	30	(15)
Balance at December 28, 2018	$446	$10	$(1,776)	$(1,320)

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements

On December 30, 2017 (beginning of fiscal year 2018), the Company adopted ASU 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  The adoption of ASU 2017-09 did not have a material impact on the Consolidated Financial Statements.

On December 30, 2017 (beginning of fiscal year 2018), the Company adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit.  The adoption of ASU 2017-09 did not have a material impact on the Consolidated Financial Statements, see Note 10 for additional information.

On December 30, 2017 (beginning of fiscal year 2018), the Company adopted ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, using the modified retrospective method, and determined that there was no cumulative effect adjustment on the Consolidated Financial Statements.  The adoption of ASU 2016-16 did not have a material impact on the Consolidated Financial Statements.

On December 30, 2017 (beginning of fiscal year 2018), the Company adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows.  The adoption of ASU 2016-15 did not have a material impact on the Consolidated Financial Statements.

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

The Company is nearing the completion of its assessment and is performing a final review of its evaluation of the new standard. The Company elected to use the practical expedients of not assessing expired contracts, using current lease classification and not assessing any initial direct costs.  The Company has also elected not to capitalize leases that have terms of less than 12 months.  The Company will initially apply the new standard on December 29, 2018 (beginning of fiscal year 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings.  The Company is still evaluating the effects on its financial statement disclosures.  The Company expects to apply the modified retrospective method to adopt the standard on December 29, 2018 (beginning of fiscal year 2019) and has determined that the cumulative adjustment to the accumulated deficit will decrease by $115,000.  The Company has determined that the initial operating lease right of use asset, net and the operating lease liability is approximately $5,800,000 and has also determined that the finance lease right of use asset, net (which is currently recognized in property, plant and equipment, net) is approximately $3,300,000.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” provides an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded.  This is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company will adopt this standard as of December 29, 2018 (beginning of fiscal year 2019).  The adoption of ASU 2018‑02 is not expected to have a material impact on the Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting,” aligns the accounting for share-based payments to nonemployees similar to employees.  This is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company will adopt this standard as of December 29, 2018 (beginning of fiscal year 2019) and has determined that the cumulative adjustment to the accumulated deficit will decrease by $315,000.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies certain disclosures requirements for reporting fair value measurements.  This is effective for fiscal years ending after December 15, 2019.  Early adoption is permitted.  The Company will adopt this standard as of January 4, 2020 (beginning of fiscal year 2020) and is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20); Disclosure Framework – Changes in the Disclosure Requirement for Defined Benefit Plans,” which modifies disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans.  This is effective for fiscal years ending after December 15, 2020.  Early adoption is permitted.  The Company will adopt this standard as of January 2, 2021 (beginning of fiscal year 2021) and is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 — Accounts Receivable Trade, Net

Accounts receivable trade, net consisted of the following at December 28, 2018 and December 29, 2017 (in thousands):

	2018	2017
Domestic	$807	$804
Foreign	25,689	19,580
Total accounts receivable trade, gross	26,496	20,384
Less allowance for doubtful accounts	550	349
Less allowance for sales returns	—	2,182
Total accounts receivable trade, net	$25,946	$17,853

Note 3 — Inventories, Net

Inventories, net consisted of the following at December 28, 2018 and December 29, 2017 (in thousands):

	2018	2017
Raw materials and purchased parts	$2,678	$2,506
Work in process	2,195	1,996
Finished goods	13,214	11,169
Total inventories, gross	18,087	15,671
Less inventory reserves	1,383	2,361
Total inventories, net	$16,704	$13,310

Note 4 — Prepayments, Deposits and Other Current Assets

Prepayments, deposits and other current assets consisted of the following at December 28, 2018 and December 29, 2017 (in thousands):

	2018	2017
Prepayments and deposits	$1,707	$1,435
Prepaid insurance	1,271	943
Consumption tax receivable	912	541
Value added tax (VAT) receivable	565	910
Income tax receivable	285	181
Other(1)	305	197
Total prepayments, deposits and other current assets	$5,045	$4,207

(1)	No individual item in “other” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 28, 2018 and December 29, 2017 (in thousands):

	2018	2017
Machinery and equipment	$19,000	$16,562
Furniture and fixtures	9,860	9,201
Leasehold improvements	10,045	9,631
Total property, plant and equipment, gross	38,905	35,394
Less accumulated depreciation	27,454	25,618
Total property, plant and equipment, net	$11,451	$9,776

Depreciation expense and gain (loss) on disposal of property, plant and equipment were as follows (in thousands):

	Years Ended
	2018	2017	2016
Depreciation expense	$2,430	$3,133	$2,664
Loss on disposal of property, plant and equipment	10	623	222

The loss recognized for the year ended December 29, 2017 consisted primarily of an asset, with a net book value of $599,000, that was no longer in use.

Note 6 — Intangible Assets, Net

Intangible assets, net consisted of the following at December 28, 2018 and December 29, 2017 (in thousands):

	2018			2017
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,257	$(9,014)	$243	$9,244	$(8,973)	$271
Customer relationships	1,420	(1,420)	—	1,392	(1,392)	—
Developed technology	902	(902)	—	885	(885)	—
Total intangible assets, net	$11,579	$(11,336)	$243	$11,521	$(11,250)	$271

Amortization expense for intangible assets were as follows (in thousands):

	Years Ended
	2018	2017	2016
Amortization expense	$34	$221	$228

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 — Intangible Assets, Net (Continued)

Future amortization of intangible assets is as follows (in thousands):

Year Ended	Amount
2019	$34
2020	34
2021	34
2022	34
2023	34
Thereafter	73
Total	$243

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following at December 28, 2018 and December 29, 2017 (in thousands):

	2018	2017
Accrued salaries and wages	$3,172	$2,407
Accrued insurance	1,061	565
Accrued consumption tax	995	446
Accrued bonuses	5,113	2,058
Income taxes payable	1,105	210
Other(1)	1,985	1,653
Total other current liabilities	$13,431	$7,339

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 8 — Liabilities

Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of December 28, 2018) plus a 0.50% spread, and may be renewed quarterly (the current line expires on February 21, 2019).  The credit facility is not collateralized.  The Company had 417,500,000 Yen and 500,000,000 Yen outstanding on the line of credit as of December 28, 2018 and December 29, 2017, respectively (approximately $3,780,000 and $4,438,000 based on the foreign exchange rates on December 28, 2018 and December 29, 2017, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. As of December 28, 2018, there was 82,500,000 Yen (approximately $747,000 based on the foreign exchange rate on December 28, 2018) available for borrowing and as of December 29, 2017 there were no available borrowings under the line.  At maturity on February 21, 2019, this line of credit is intended to be renewed until May 21, 2019, with similar terms.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 — Liabilities (Continued)

Lines of Credit (Continued)

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,000,000 at the rate of exchange on December 28, 2018 and December 29, 2017), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of December 28, 2018 and December 29, 2017.

Covenant Compliance

The Company is in compliance with covenants of its credit facilities and lines of credit as of December 28, 2018.

Lease Line of Credit (Capital Leases)

On March 8, 2018, the Company entered into lease schedule 011 with Farnam Street Financial, Inc. (“Farnam”). The line of credit provides for borrowings of up to $500,000 at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment.  Interim rent is paid until the full amount of the line is used at which time the lease commences.  As of December 28, 2018, approximately $387,000 of the line was available for borrowing.

On March 8, 2018, the Company entered into lease schedule 010R with Farnam. Under 010R, equipment with a cost of $1,560,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment.  At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option.  As of December 28, 2018, approximately $864,000 was outstanding on this capital lease.

On January 31, 2017, the Company entered into lease schedule 009R with Farnam.  Under 009R, equipment with a cost of $1,957,000 was financed over a period of 24 months at a lease rate factor of 3.94% per $1 for hardware equipment and 4.75% per $1 for non-hardware equipment.  At the end of the lease the Company can opt to continue to rent the equipment, return the equipment, or exercise a fair market value purchase option.  As of December 28, 2018 and December 29, 2017, approximately $83,000 and $1,067,000, respectively, was outstanding on this capital lease.

Asset Retirement Obligation

The Company recorded certain Asset Retirement Obligations (“ARO”), in accordance with ASC 410-20 in connection with the Company’s obligation to return its Japan facility to its “original condition”, as defined in the lease agreement. The Company has recorded approximately $206,000 and $202,000, representing the fair value of the ARO liability obligation in noncurrent liabilities at December 28, 2018 and December 29, 2017, respectively. The lease expires in 2019, however, the Company has no plans to vacate the facility and has started negotiations during 2019 to extend the lease beyond 2019.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Income Taxes

Provision (Benefit) for Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes was as follows (in thousands):

	Years Ended
	2018	2017	2016
Domestic	$(2,629)	$(3,318)	$(10,399)
Foreign	9,268	1,022	(2,045)
Income (loss) before income taxes	$6,639	$(2,296)	$(12,444)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended
	2018	2017	2016
Current tax provision:
U.S. federal	$—	$—	$—
State	10	12	18
Foreign	1,220	378	1,031
Total current provision	1,230	390	1,049
Deferred tax provision (benefit):
U.S. federal and state	—	(546)	—
Foreign	441	(1)	(1,364)
Total deferred provision (benefit)	441	(547)	(1,364)
Provision (benefit) for income taxes	$1,671	$(157)	$(315)

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Income Taxes (Continued)

Provision (Benefit) for Income Taxes (Continued)

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate was as follows (dollars in thousands):

	Years Ended
	2018		2017		2016
	Rate	Amount	Rate	Amount	Rate	Amount
Computed provision (benefit) for taxes based on income at statutory rate	21.0%	$1,394	34.0%	$(781)	34.0%	$(4,231)
Increase (decrease) in taxes resulting from:
Permanent differences	0.6	41	(0.9)	21	(3.0)	373
Change in the future federal tax rate	—	—	(833.0)	19,125	—	—
State minimum taxes, net of federal income tax benefit	0.1	8	(0.3)	8	(0.1)	12
State tax benefit	(6.7)	(447)	8.3	(190)	6.2	(767)
Foreign tax differential	(11.0)	(730)	(1.3)	29	(8.9)	1,109
Expiration of state net operating tax loss carryforwards	—	—	(36.4)	836	(7.2)	892
Foreign earnings not permanently reinvested, net of the participation exemption	(14.0)	(926)	108.1	(2,482)	6.5	(809)
Foreign dividend withholding	4.8	317	(0.3)	7	3.8	(478)
ASC 718 Share Based Payment Adjustment	(6.5)	(434)	-	—	—	—
Other	0.5	30	(2.6)	59	1.1	(139)
Valuation allowance	36.4	2,418	731.2	(16,789)	(29.9)	3,723
Effective tax provision (benefit)	25.2%	$1,671	6.8%	$(157)	2.5%	$(315)

The Company recorded an income tax provision of $1,671,000 during the year ended 2018 due to profits generated in its foreign operations.  The Company recorded an income tax benefit of $157,000 during the year ended 2017 due primarily to a U.S. income tax benefit related to an alternative minimum tax carryforward, offset by income tax expense generated from profits in its foreign operations. The Company recorded an income tax benefit of $315,000 during the year ended 2016 due to losses generated in its foreign operations and a reduction in foreign withholding taxes in connection with the dissolution of one of its foreign subsidiaries.

Included in the state tax provision is an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $447,000 for the year ended 2018, primarily related to the loss generated in 2018.  For the years ended 2017 and 2016, there was a decrease to the state deferred tax asset and corresponding decrease to the valuation allowance of $646,000 and $125,000, respectively, primarily related to the expiration of state net operating loss carryforwards.

Included in the foreign deferred tax provision is an increase of $36,000 in foreign deferred liabilities for the year ended 2018.  For the years ended 2017 and 2016, there was a decrease in foreign deferred liabilities of $47,000 and $617,000, respectively.

All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.  Accordingly, the Company provides withholding and U.S. taxes on all unremitted foreign earnings.  During 2018, 2017 and 2016 there were no withholding taxes paid to foreign jurisdictions.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Income Taxes (Continued)

Provision (Benefit) for Income Taxes (Continued)

As discussed in Note 1, on December 22, 2017, the United States enacted major tax reform legislation, the 2017 Tax Act, which enacted a broad range of changes to the federal tax code.  Most of the changes from the new law are effective for years beginning after December 31, 2017, with the noted exception of the deemed repatriation of the offshore earnings.

For 2018, in accordance with the 2017 Tax Act, the Company included GILTI of $7,700,000 in U.S. gross income, which was fully offset with net operating loss carryforwards.  The Company was not able to utilize the deduction of 50 percent of GILTI, as this deduction is limited by the Company’s pre-GILTI U.S. tax income.

For 2017, in accordance with the 2017 Tax Act, there was an adjustment made to the inclusion amount for cumulative unearned foreign earnings and profits that were previously deferred from U.S. income taxes.  At that time, for 2017, the Company made reasonable estimates of the impact and included $5,700,000 in foreign earnings which were fully offset by deemed foreign tax credits.  This inclusion amount was later finalized at $7,500,000, which were fully offset by deemed foreign tax credits.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  For 2017, the federal portion of the deferred tax assets and liabilities were revalued from 34% to 21% percent, based on the enacted 2017 Tax Act.  Significant components of the Company’s deferred tax assets (liabilities) at December 28, 2018 and December 29, 2017 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts and sales returns	$252	$230
Inventories	560	381
Accrued vacation	387	322
Accrued other expenses	1,232	559
Stock-based compensation	2,489	1,444
Pensions	884	720
Depreciation and amortization	843	959
Net operating loss carryforwards	34,347	33,770
Business, foreign, AMT and R&D credit carryforwards	3,256	3,706
Prepaid expenses	272	188
Capitalized R&D	968	941
Other	122	92
Valuation allowance	(43,075)	(40,656)
Total deferred tax assets	$2,537	$2,656
Deferred tax liabilities:
Foreign tax withholding	$(1,282)	$(881)
Amortization of R&D	(759)	(723)
Net foreign earnings not permanently reinvested	(240)	(160)
Total deferred tax liabilities	(2,281)	(1,764)
Total net deferred tax assets	$256	$892

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Income Taxes (Continued)

Deferred Tax Assets and Liabilities (Continued)

As of December 28, 2018, the Company had net deferred tax liabilities in Switzerland of $909,000 (which included $1,282,000 of withholding taxes on unremitted foreign earnings) and net deferred tax assets in Japan of $905,000 (which included a $44,000 valuation allowance related to non-deductible stock compensation for directors) included in the Company’s components of deferred income tax assets and liabilities table. As of December 29, 2017, the Company had net deferred tax liabilities in Switzerland of $377,000 (which included $881,000 of withholding taxes on unremitted foreign earnings) and net deferred tax assets of $722,000 in Japan included in the Company’s components of deferred income tax assets and liabilities table.

The Company had accrued net income taxes payable of $820,000 and $29,000 at December 28, 2018 and December 29, 2017, respectively, primarily due to taxes owed in foreign jurisdictions.

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

U.S. Jurisdiction

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment. After consideration of all the information available, including the Company’s history of cumulative losses domestically, and the volatility in forecasting future foreign profits, the Company established a full valuation allowance in the U.S. for all periods presented due to the significant uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, with the exception of the refundable alternative minimum tax credit of $273,000.

Management will continue to monitor and evaluate all available evidence each reporting period in assessing the need to maintain a full valuation allowance against the Company’s deferred tax assets.  Continued growth and profits in foreign jurisdictions will be evaluated and considered in the determination by Management of whether it is more likely than not that the Company’s deferred tax assets will be realizable in a later period.

Further, pursuant to the provisions of Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Income Taxes (Continued)

U.S. Jurisdiction (Continued)

As of December 28, 2018, the Company had federal net operating loss carryforwards of $135,000,000 available to reduce future income taxes of its U.S. operations. The pre-2018 federal net operating loss carryforwards expire in varying amounts between 2020 and 2038.  In California, the main state from which the Company conducts its domestic operations, the Company has state net operating losses of $29,000,000 available to reduce future California income taxes.  The California net operating loss carryforwards expire in varying amounts between 2028 and 2038.

Foreign Jurisdictions

STAAR Surgical AG

Due to STAAR Surgical AG’s history of profits, the deferred tax assets are considered fully realizable. The Company had net deferred tax assets in Switzerland of $373,000 and $505,000 as of December 28, 2018 and December 29, 2017, respectively.

STAAR Japan, Inc.

Since 2012, STAAR Japan functions as a limited-risk distributor with a guaranteed return from STAAR AG and accordingly, STAAR Japan’s deferred tax assets are considered fully realizable.  The Company had net deferred tax assets of $905,000 and $722,000 as of December 28, 2018 and December 29, 2017, respectively.

The following tax years remain subject to examination:

Significant jurisdictions	Open Years
U.S. Federal	2015 – 2017
California	2014 – 2017
Switzerland	2017
Japan	2016 – 2017

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Employee Benefit Plans

Defined Benefit Plan – Switzerland

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

The following table shows the changes in the benefit obligation and plan assets and the Swiss Plan’s funded status as of December 28, 2018 and December 29, 2017 (in thousands):

	2018	2017
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$7,445	$6,363
Service cost	474	381
Interest cost	56	53
Participant contributions	361	260
Benefits deposited (paid)	189	(185)
Actuarial loss (gain)	269	721
Prior service credit	—	(148)
Projected benefit obligation, end of period	$8,794	$7,445
Change in Plan Assets:
Plan assets at fair value, beginning of period	$4,144	$3,606
Actual return on plan assets (including foreign currency impact)	3	203
Employer contributions	433	260
Participant contributions	361	260
Benefits deposited (paid)	189	(185)
Plan assets at fair value, end of period	$5,130	$4,144
Funded status (pension liability), end of year(1)	$(3,664)	$(3,301)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial loss on plan assets	$(1,035)	$(934)
Actuarial loss on benefit obligation	(2,145)	(1,902)
Actuarial gain recognized in current year	630	527
Prior service credit	165	184
Effect of curtailments	609	609
Accumulated other comprehensive loss	$(1,776)	$(1,516)
Accumulated benefit obligation at year end	$(8,230)	$(6,932)

(1)	The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Employee Benefit Plans (Continued)

Defined Benefit Plan – Switzerland (Continued)

Net periodic pension cost associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2018	2017	2016
Service cost(1)	$474	$381	$469
Interest cost(2)	56	53	65
Expected return on plan assets(2)	(116)	(94)	(89)
Prior service credit(2),(3)	(21)	(7)	(7)
Actuarial loss recognized in current period(2),(3)	113	72	111
Net periodic pension cost	$506	$405	$549

(1)	Recognized in selling general and administrative expenses on the Consolidated Statements of Operations.
(2)

For year ended 2018, recognized in other income (expense), net, and for years ended 2017 and 2016, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations.

(3)	Amounts reclassified from accumulated other comprehensive income (loss).

Changes in other comprehensive income (loss), net of tax, associated with the Swiss included the following components (in thousands):

	Years Ended
	2018	2017	2016
Current year actuarial gain (loss) on plan assets	$(101)	$98	$(8)
Current year actuarial loss on benefit obligation	(243)	(644)	(269)
Actuarial gain (loss) recorded in current year	103	65	(98)
Prior service credit	(19)	126	(6)
Change in other comprehensive loss	$(260)	$(355)	$(381)

The amount in accumulated other comprehensive income (loss) as of December 28, 2018 that is expected to be recognized as a component of the net periodic pension costs during fiscal year 2019 is $129,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on December 28, 2018 and December 29, 2017 using the following assumptions:

	2018	2017
Discount rate	0.8%	0.7%
Salary increases	2.0%	2.0%
Expected return on plan assets	2.5%	2.5%
Expected average remaining working lives in years	10.0	10.2

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

Note 10 – Employee Benefit Plans (Continued)

Defined Benefit Plan – Switzerland (Continued)

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

The table below sets forth the fair value of Plan assets at December 29, 2017 and December 28, 2018, and the related activity in years ended 2017 and 2018, in accordance with ASC 715-20-50-1(d) (in thousands):

Insurance Contracts (Level 3)
Beginning balance at December 31, 2016	$3,606
Actual return on plan assets	203
Purchases, sales, and settlement	335
Ending balance at December 29, 2017	$4,144
Actual return on plan assets	3
Purchases, sales, and settlement	983
Ending balance at December 28, 2018	$5,130

During fiscal year 2019, the Company expects to make cash contributions totaling approximately $483,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Year Ended	Amount
2019	$65
2020	75
2021	86
2022	102
2023	113
Thereafter	1,497
Total	$1,938

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Employee Benefit Plans (Continued)

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

The funded status of the benefit plan at December 28, 2018 and December 29, 2017 was as follows (in thousands):

	2018	2017
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$1,352	$1,240
Service cost	153	147
Interest cost	4	4
Actuarial gain	119	32
Benefits paid	(9)	(116)
Foreign exchange adjustment	27	45
Projected benefit obligation, end of period	$1,646	$1,352
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—
Funded status (pension liability), end of year(1)	$(1,646)	$(1,352)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Transition obligation	$—	$(7)
Actuarial gain (loss)	(36)	(35)
Prior service cost	8	8
Net gain (loss)	38	122
Accumulated other comprehensive income	$10	$88
Accumulated benefit obligation at year end	$(1,416)	$(1,158)

(1)	The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

Net periodic pension cost associated with the Japan Plan included the following components (in thousands):

	Years Ended
	2018	2017	2016
Service cost(1)	$153	$147	$148
Interest cost(2)	4	4	6
Net amortization of transitional obligation(2),(3)	11	11	12
Prior service credit(2),(3)	(1)	(1)	(1)
Actuarial loss recognized in current period(2),(3)	—	(3)	(13)
Net periodic pension cost	$167	$158	$152

(1)	Recognized in selling general and administrative expenses on the Consolidated Statements of Operations.
(2)

For the year ended 2018, recognized in other income (expense), net, and for the years ended 2017 and 2016, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations.

(3)	Amounts reclassified from accumulated other comprehensive loss.

Changes in other comprehensive income (loss), net of tax, associated with the Japan Plan include the following components (in thousands):

	Years Ended
	2018	2017	2016
Amortization of net transition obligation	$7	$8	$8
Amortization of actuarial gain (loss)	(1)	—	25
Actuarial income (loss) recorded in current year	(84)	(22)	(37)
Change in other comprehensive income (loss)	$(78)	$(14)	$(4)

The amount in accumulated other comprehensive income (loss) as of December 28, 2018 that is expected to be recognized as a component of the net periodic pension cost in fiscal year 2019 is approximately $1,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated on December 28, 2018 and December 29, 2017 using the following assumptions:

	2018	2017
Discount rate	0.4%	0.3%
Salary increases	6.0%	6.2%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	9.4	9.1

The discount rates are based on the yield curve of corporate bonds rated AA or higher.  The salary increase average rate was based on the Company’s best estimate of future increases over time.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Year Ended	Amount
2019	$32
2020	33
2021	92
2022	30
2023	191
Thereafter	931
Total	$1,309

Defined Contribution Plan

The Company has a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in the U.S. During the year ended December 28, 2018 employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to the $18,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations (with a $6,000 annual catch-up contribution permitted for those over 50 years old). The Company’s contribution percentage is 80% of the employee’s contribution up to the first 6% of the employee’s compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.  The Company’s contributions, net of forfeitures, to the 401(k) Plan were as follows (in thousands):

	Years Ended
	2018	2017	2016
Employer contributions, net of forfeitures	$996	$764	$703

Note 11 — Stockholders’ Equity

Immediate Vesting of All Unvested Equity Awards

On February 11, 2016, a shareholder increased its beneficial ownership of the Company’s common stock to approximately 26% of all shares outstanding. This triggered the “Change in Control” provision in the Amended and Restated 2003 Omnibus Equity Incentive Plan (“Plan”).  As a result, all then unvested equity awards outstanding under the Plan immediately vested.  Consequently, we recorded an aggregate $6,857,000 non-cash charge to stock-based compensation in the Consolidated Statements of Operations on that date ($4,569,000 for stock options and $2,288,000 for restricted stock and restricted stock units). This charge was recorded and included in the following categories of the Consolidated Statements of Operations for the year ended December 30, 2016: $2,931,000 in general and administrative expenses, $1,527,000 in marketing and selling expenses, $1,838,000 in research and development expenses and $561,000 in manufacturing costs. Approximately $3,338,000 of the $6,857,000 of accelerated charges would have been recognized for stock-based compensation by the Company in fiscal years subsequent to 2016 had the Change in Control provision not been triggered.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and restricted stock units (“RSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs outstanding under the Plan generally vest based on service, performance, or a combination of both. On June 14, 2018, stockholders approved a proposal to increase the number of shares under the Plan by 2,235,000 shares, for a total of 15,385,000 shares. As of December 28, 2018, there were 2,479,205 shares available for grant under the Plan.

Stock-Based Compensation

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

The following table represents the fair value of stock-based compensation granted during the year ended 2018 (in thousands):

Fair Value
Stock options	$9,702
Restricted stock units	849
Restricted stock	335
Total stock-based compensation expense	$10,886

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Years Ended
	2018	2017	2016
Employee stock option	$4,013	$1,731	$5,485
Restricted stock	274	186	298
Restricted stock units	2,120	1,226	2,717
Nonemployee stock options	355	18	58
Total stock-based compensation expense	$6,762	$3,161	$8,558

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

The Company recorded stock-based compensation expense in the following categories (in thousands):

	Years Ended
	2018	2017	2016
Cost of sales	$15	$8	$612
General and administrative	2,635	1,487	3,809
Marketing and selling	1,805	805	1,961
Research and development	2,307	861	2,176
Total stock-based compensation expense, net	6,762	3,161	8,558
Amounts capitalized as part of inventory	637	372	269
Total stock-based compensation expense, gross	$7,399	$3,533	$8,827

As of December 28, 2018, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan were as follows (in thousands):

2018
Stock options	$9,767
Restricted stock and restricted stock units	2,007
Total unrecognized stock-based compensation cost	$11,774

This cost is expected to be recognized over a weighted-average period of approximately two years.

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

	Years Ended
	2018	2017	2016
Expected dividend yield	0%	0%	0%
Expected volatility	53%	57%	57%
Risk-free interest rate	2.71%	1.96%	1.34%
Expected term (in years)	5.72	5.67	5.57

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock Options

A summary of option activity under the Plan for the year ended December 28, 2018 is presented below:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 29, 2017	3,725	$8.78
Granted	826	23.19
Exercised	(596)	8.72
Forfeited or expired	(35)	11.27
Outstanding at December 28, 2018	3,920	$11.80	6.80	$76,615
Exercisable at December 28, 2018	2,660	$8.53	5.79	$60,455

A summary of unvested options activity under the Plan for the year ended December 28, 2018 was as follows:

	Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Unvested at December 29, 2017	1,148	$4.96
Granted	826	11.95
Forfeited or expired	(35)	5.73
Vested	(679)	4.90
Unvested at December 28, 2018	1,260	$9.67

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows:

	Years Ended
	2018	2017	2016
Weighted-average grant-date fair value	$11.95	$5.42	$3.77
Intrinsic value of options (in thousands)	$13,699	$3,065	$1,737

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Restricted Stock

A summary of restricted stock activity under the Plan for the year ended December 28, 2018 was as follows:

	Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
Outstanding at December 29, 2017	21	$9.60
Granted	11	29.43
Vested	(21)	9.70
Outstanding at December 28, 2018	11	$29.80

Restricted Stock Units

A summary of restricted stock units’ activity under the Plan for the year ended December 28, 2018 was as follows:

	Units (in 000’s)	Weighted- Average Grant- Date Fair Value
Outstanding at December 29, 2017	488	$9.45
Granted	49	17.22
Vested	(206)	9.65
Forfeited or expired	(9)	11.05
Outstanding at December 28, 2018	322	$10.46

Stock Offering

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

Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms more than one year as of December 28, 2018 are as follows (in thousands):

Year Ended	Operating Leases	Capital Leases
2019	$2,606	$1,153
2020	2,202	332
2021	980	143
2022	507	4
2023	202	—
Thereafter	12	—
Total minimum lease payments, including interest	$6,509	$1,632
Less amounts representing interest	—	75
Total minimum lease payments	$6,509	$1,557

Rent expense was as follows (in thousands):

	Years Ended
	2018	2017	2016
Rent expense	$2,293	$2,436	$2,243

The Company had the following assets under capital lease at December 28, 2018 and December 29, 2017 (in thousands):

	2018	2017
Machinery and equipment	$2,650	$1,430
Furniture and fixtures	1,925	1,611
Leasehold improvements	27	—
Total assets under capital lease, gross	$4,602	$3,041
Less accumulated depreciation	1,274	581
Total assets under capital lease, net	$3,328	$2,460

Depreciation expense for assets under capital lease was as follows (in thousands):

	Years Ended
	2018	2017	2016
Depreciation expense	$760	$580	$220

As of December 28, 2018, there were open purchase orders of $4,668,000 and severance payable of $41,000.

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

Litigation and Claims

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.  These legal proceedings and other matters may relate to, among other things, contractual rights and obligations, employment matters, or claims of product liability.  The most significant of these actions, proceedings and investigations, both of which were resolved and disclosed prior to the filing of this Annual Report on Form 10-K, are described below.  STAAR maintains insurance coverage for various matters, including product liability and certain securities claims.  While the Company does not believe that any of the claims known is likely to have a material adverse effect on the Company’s financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Stockholder Securities Litigation: Todd Action

On July 8, 2014, a putative securities class action lawsuit was filed by Edward Todd against STAAR and three officers in the U.S. District Court for the Central District of California.  The plaintiff claimed that STAAR made misleading statements to and omitted material information from our investors between February 27, 2013 and September 29, 2014 about alleged regulatory violations at STAAR’s Monrovia manufacturing facility. On June 20, 2017, plaintiff sought preliminary approval of a proposed class action settlement in the amount of $7,000,000. On or about July 28, 2017, the Company’s insurance carriers directly funded the entire settlement amount to the court-authorized escrow account. On October 23, 2017, the court granted plaintiff’s application for final approval of the class action settlement in the amount of $7,000,000.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Commitments and Contingencies (Continued)

Litigation and Claims (Continued)

Stockholder Derivative Litigation:  Forestal Action

On June 21, 2016, Kevin Forestal filed a stockholder derivative complaint against our then-current Board of Directors.  On January 31, 2017, the court granted the Company’s Motion to Dismiss. On June 29, 2018, the Ninth Circuit Court of Appeals affirmed the District Court’s ruling dismissing the complaint.

Note 13 — Related Party Transactions

The Company has made various advances to certain non-executive employees.  Amounts due from employees included in prepayments, deposits, and other current assets at December 28, 2018 and December 29, 2017 were as follows (in thousands):

	2018	2017
Due from employees	$10	$12

Note 14 — Supplemental Disclosure of Cash Flow Information

The Company’s non-cash operating activities, non-cash investing and financing activities, and cash paid were as follows (in thousands):

	Years Ended
	2018	2017	2016
Non-cash operating activities:
Insurance receivable	$—	$7,000	$—
Settlement liability	$—	$7,000	$—
Non-cash investing and financing activities:
Assets obtained by capital lease	$1,656	$563	$2,383
Purchase of property and equipment included in accounts payable	$207	$121	$485
Cash paid:
Interest	$130	$90	$112
Taxes	$635	$881	$699

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Years Ended
	2018	2017	2016
Numerator:
Net income (loss)	$4,968	$(2,139)	$(12,129)
Denominator:
Weighted average common shares:
Common shares outstanding	42,598	41,025	40,352
Less: Unvested restricted stock	(11)	(21)	(23)
Denominator for basic calculation	42,587	41,004	40,329
Weighted average effects of potentially diluted common stock:
Stock options	2,360	—	—
Unvested restricted stock	10	—	—
Restricted stock units	300	—	—
Denominator for diluted calculation	45,257	41,004	40,329
Net income (loss) per share:
Basic	$0.12	$(0.05)	$(0.30)
Diluted	$0.11	$(0.05)	$(0.30)
Because the Company had a net loss for the years ended 2017 and 2016, the number of diluted shares is equal to the number of basic shares.  Outstanding options, restricted stock and restricted stock units would have had an anti-dilutive effect on diluted per share amounts.  The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, and restricted stock units with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Years Ended
	2018	2017	2016
Stock options	315	2,237	4,069
Restricted stock and restricted stock units	—	203	76
Total	315	2,440	4,145

Note 16 — Disaggregation of Revenues, Geographic Sales and Product Sales

In the following tables, revenues are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down revenues into the following categories (in thousands):

	Years Ended
	2018	2017	2016
Non-consignment sales	$106,338	$74,163	$65,037
Consignment sales	17,616	16,448	17,395
Total net sales	123,954	90,611	82,432

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 — Disaggregation of Revenues, Geographic Sales and Product Sales (Continued)

The Company markets and sells its products in more than 75 countries and conducts its manufacturing in the United States. Other than China, Japan and the United States, the Company does not conduct business in any country in which its sales in that country exceed 10% of consolidated net sales. Sales are attributed to countries based on location of customers. The composition of the Company’s net sales to unaffiliated customers was as follows (in thousands):

	Years Ended
	2018	2017	2016
China(1)	$46,070	$24,473	$16,624
Japan	23,151	18,125	17,327
United States	7,316	7,894	9,859
Other(2)	47,417	40,119	38,622
Total net sales	$123,954	$90,611	$82,432

(1)

Starting in fiscal 2018, the China region includes sales into China and Hong Kong.  Sales for fiscal 2017 and 2016, also reflect sales into Hong Kong so as to be comparable to 2018 presentation, where previously Hong Kong sales were included in the other line item.

(2)	No other location individually exceeds 10% of the total net sales.

In addition, domestic and foreign sales were as follows (in thousands):

	Years Ended
	2018	2017	2016
Domestic	$7,316	$7,894	$9,859
Foreign	116,638	82,717	72,573
Total net sales	$123,954	$90,611	$82,432

100% of the Company’s sales are generated from the ophthalmic surgical product segment and the chief operating decision maker makes the operating decisions and allocates resources based upon the consolidated operating results, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are IOLs used in cataract surgery and ICLs used in refractive surgery.  The composition of the Company’s net sales by product line was as follows (in thousands):

	Years Ended
	2018	2017	2016
ICLs	$101,082	$68,325	$59,111
Other product sales
IOLs	16,193	17,258	19,706
Other surgical products	6,679	5,028	3,615
Total other product sales	22,872	22,286	23,321
Total net sales	$123,954	$90,611	$82,432

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 — Disaggregation of Revenues, Geographic Sales and Product Sales (Continued)

The composition of the Company’s long-lived assets, consisting of property and equipment, net, and intangible assets, net, between those in the United States, Switzerland, and Japan is set forth below as of December 28, 2018 and December 29, 2017 (in thousands):

	2018	2017
U.S.	$10,416	$8,523
Switzerland	705	912
Japan	573	612
Total	$11,694	$10,047

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

Note 17 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for years ended 2018 and 2017 was as follows (in thousands except per share data). The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company’s opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

December 28, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$27,093	$33,905	$31,770	$31,186
Gross profit	19,431	25,227	23,860	22,992
Net income	583	1,830	1,459	1,096
Net income per share – basic and diluted	0.01	0.04	0.03	0.02

December 29, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$20,350	$21,936	$23,473	$24,852
Gross profit	14,577	15,474	16,849	17,380
Net income (loss)	(2,203)	(971)	1,173	(138)
Net income (loss) per share – basic and diluted	(0.05)	(0.02)	0.03	0.00

Quarterly and year-to-date computations of net income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 18 – Reclassifications

Certain compensation related expenses were reclassified from General and Administrative to Marketing and Selling and Research and Development line items on the Consolidated Statements of Operations for the years ended 2017 and 2016 to conform with 2018 presentation.

STAAR SURGICAL COMPANY AND SUBSDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
2018
Allowance for doubtful accounts	$349	$207	$6	$550
Sales return reserve	2,182	5,474	4,761	2,895
Deferred tax asset valuation allowance	40,656	2,534	115	43,075
	$43,187	$8,215	$4,882	$46,520
2017
Allowance for doubtful accounts	$276	$81	$8	$349
Sales return reserve	1,780	4,313	3,911	2,182
Deferred tax asset valuation allowance	57,446	2,253	19,043	40,656
	$59,502	$6,647	$22,962	$43,187
2016
Allowance for doubtful accounts	$244	$58	$26	$276
Sales return reserve	1,633	4,614	4,467	1,780
Deferred tax asset valuation allowance	53,333	4,513	400	57,446
	$55,210	$9,185	$4,893	$59,502