Form 10-Q
period 2019-06-28
STAAR SURGICAL CO
filed 2019-07-31
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 28, 2019

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

The registrant has 44,542,965 shares of common stock, par value $0.01 per share, issued and outstanding as of July 26, 2019.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	June 28, 2019	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$103,251	$103,877
Accounts receivable trade, net of allowance of doubtful accounts of $162 and $550, respectively	32,962	25,946
Inventories, net	16,328	16,704
Prepayments, deposits and other current assets	6,367	5,045
Total current assets	158,908	151,572
Property, plant and equipment, net	13,382	11,451
Finance lease right-of-use assets, net	2,338	—
Operating lease right-of-use assets, net	7,219	—
Intangible assets, net	261	243
Goodwill	1,786	1,786
Deferred income taxes	1,355	1,278
Other assets	713	1,009
Total assets	$185,962	$167,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,854	$3,780
Accounts payable	8,097	6,524
Obligations under finance leases	960	1,098
Obligations under operating leases	2,766	—
Allowance for sales returns	3,263	2,895
Other current liabilities	10,771	13,431
Total current liabilities	28,711	27,728
Obligations under finance leases	580	459
Obligations under operating leases	4,580	—
Deferred income taxes	1,406	1,022
Asset retirement obligations	212	206
Deferred rent	—	188
Pension liability	6,138	5,310
Total liabilities	41,627	34,913
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 44,534 and 44,195 shares issued and outstanding at June 28, 2019 and December 28, 2018, respectively	445	442
Additional paid-in capital	296,063	289,584
Accumulated other comprehensive loss	(1,602)	(1,320)
Accumulated deficit	(150,571)	(156,280)
Total stockholders’ equity	144,335	132,426
Total liabilities and stockholders’ equity	$185,962	$167,339

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$39,664	$33,905	$72,247	$60,998
Cost of sales	9,765	8,678	18,168	16,340
Gross profit	29,899	25,227	54,079	44,658
Selling, general and administrative expenses:
General and administrative	7,508	6,196	14,345	11,967
Marketing and selling	11,682	10,659	21,825	18,113
Research and development	6,098	5,346	11,733	10,753
Total selling, general and administrative expenses	25,288	22,201	47,903	40,833
Operating income	4,611	3,026	6,176	3,825
Other income (expense), net:
Interest income (expense), net	259	(24)	530	(36)
Gain (loss) on foreign currency transactions	11	(520)	(237)	(597)
Royalty income	163	149	334	306
Other income, net	1	4	98	21
Total other income (expense), net	434	(391)	725	(306)
Income before income taxes	5,045	2,635	6,901	3,519
Provision for income taxes	1,131	805	1,620	1,106
Net income	$3,914	$1,830	$5,281	$2,413
Net income per share:
Basic	$0.09	$0.04	$0.12	$0.06
Diluted	$0.08	$0.04	$0.11	$0.06
Weighted average shares outstanding:
Basic	44,479	41,723	44,357	41,568
Diluted	46,733	43,999	46,842	43,654

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income	$3,914	$1,830	$5,281	$2,413
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(614)	(21)	(640)	(30)
Reclassification into other income, net	28	26	54	51
Foreign currency translation gain (loss)	382	(521)	339	207
Tax effect	(55)	156	(35)	(67)
Other comprehensive income (loss), net of tax	(259)	(360)	(282)	161
Comprehensive income	$3,655	$1,470	$4,999	$2,574

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at March 29, 2019	44,447	$444	$292,722	$(1,343)	$(154,485)	$137,338
Net income	—	—	—	—	3,914	3,914
Other comprehensive loss	—	—	—	(259)	—	(259)
Common stock issued upon exercise of options	52	1	486	—	—	487
Stock-based compensation	—	—	2,855	—	—	2,855
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	24	—	—	—	—	—
Balance, at June 28, 2019	44,534	$445	$296,063	$(1,602)	$(150,571)	$144,335
Balance, at March 30, 2018	41,592	$416	$206,795	$(629)	$(160,665)	$45,917
Net income	—	—	—	—	1,830	1,830
Other comprehensive loss	—	—	—	(360)	—	(360)
Common stock issued upon exercise of options	249	2	1,950	—	—	1,952
Stock-based compensation	—	—	1,743	.	—	1,743
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	25	1	—	—	—	1
Balance, at June 29, 2018	41,877	$419	$210,488	$(989)	$(158,835)	$51,083

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands)

(Unaudited)

	Six Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 28, 2018	44,195	$442	$289,584	$(1,320)	$(156,280)	$132,426
Net income	—	—	—	—	5,281	5,281
Adoption of ASC 842	—	—	—	—	113	113
Adoption of ASU 2018-07	—	—	(315)	—	315	—
Other comprehensive loss	—	—	—	(282)	—	(282)
Common stock issued upon exercise of options	126	1	1,109	—	—	1,110
Stock-based compensation	—	—	5,685	—	—	5,685
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	202	2	—	—	—	2
Balance, at June 28, 2019	44,534	$445	$296,063	$(1,602)	$(150,571)	$144,335
Balance, at December 29, 2017	41,383	$414	$204,920	$(1,150)	$(161,248)	$42,936
Net income	—	—	—	—	2,413	2,413
Other comprehensive income	—	—	—	161	—	161
Common stock issued upon exercise of options	306	3	2,402	—	—	2,405
Stock-based compensation	—	—	3,166	—	—	3,166
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	177	2	—	—	—	2
Balance, at June 29, 2018	41,877	$419	$210,488	$(989)	$(158,835)	$51,083

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net income	$5,281	$2,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	1,983	1,168
Amortization of intangibles	17	17
Deferred income taxes	393	358
Change in net pension liability	203	159
Loss on disposal of property and equipment	—	6
Stock-based compensation expense	5,220	2,899
Provision for sales returns and bad debts	(32)	644
Inventory provision	787	753
Changes in working capital:
Accounts receivable	(6,533)	(6,390)
Inventories	106	(1,536)
Prepayments, deposits, and other current assets	(1,154)	(889)
Accounts payable	563	956
Other current liabilities	(2,626)	1,748
Net cash provided by operating activities	4,208	2,306
Cash flows from investing activities:
Acquisition of property and equipment	(4,601)	(1,269)
Acquisition of patents and licenses	(30)	—
Net cash used in investing activities	(4,631)	(1,269)
Cash flows from financing activities:
Repayment of finance lease obligations	(681)	(881)
Repayment on line of credit	(999)	—
Proceeds from the exercise of stock options	1,110	2,405
Proceeds from vested restricted stock	2	2
Net cash provided by (used in) financing activities	(568)	1,526
Effect of exchange rate changes on cash, cash equivalents and restricted cash	243	163
Increase (decrease) in cash, cash equivalents and restricted cash	(748)	2,726
Cash, cash equivalents and restricted cash, at beginning of year	103,999	18,641
Cash, cash equivalents and restricted cash, at end of year	$103,251	$21,367

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

The Condensed Consolidated Financial Statements for the three and six months ended June 28, 2019 and June 29, 2018, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 28, 2019 and June 29, 2018, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in 000’s):

	December 28, 2018	June 29, 2018
Cash and cash equivalents	$103,877	$21,246
Restricted cash(1)	122	121
Total cash, cash equivalents and restricted cash	$103,999	$21,367

(1)	Included in other assets on the Condensed Consolidated Balance Sheets.

The Company had restricted cash set aside as collateral for a standby letter of credit required by the California Department of Public Health for unforeseen future regulatory costs related to the decommissioning of certain manufacturing equipment.  During the three months ended June 28, 2019, the Company was no longer required to set aside collateral for this standby letter of credit.

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

The Company recognizes ROU assets and lease liabilities for leases with terms greater than twelve months in the Condensed Consolidated Balance Sheets.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statement of Income.

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

When determining whether a lease is a finance lease or an operating lease, ASU 2016-02 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, the Company continues to use (i) greater to or equal to 75% to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) greater to or equal to 90% to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset.

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

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	June 28, 2019	December 28, 2018
Raw materials and purchased parts	$3,195	$2,678
Work in process	2,907	2,195
Finished goods	11,621	13,214
Total inventories, gross	17,723	18,087
Less inventory reserves	1,395	1,383
Total inventories, net	$16,328	$16,704

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	June 28, 2019	December 28, 2018
Prepayments and deposits	$2,953	$1,707
Prepaid insurance	928	1,271
Consumption tax receivable	284	912
Value added tax (VAT) receivable	1,078	565
Income tax receivable	295	285
BVG Prepayment	372	16
Other(1)	457	289
Total prepayments, deposits and other current assets	$6,367	$5,045

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	June 28, 2019	December 28, 2018
Machinery and equipment	$21,266	$19,000
Furniture and fixtures	9,880	9,860
Leasehold improvements	10,095	10,045
Total property, plant and equipment, gross	41,241	38,905
Less accumulated depreciation	27,859	27,454
Total property, plant and equipment, net	$13,382	$11,451

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 28, 2019			December 28, 2018
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,302	$(9,041)	$261	$9,257	$(9,014)	$243

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 28, 2019	December 28, 2018
Accrued salaries and wages	$3,907	$3,172
Accrued insurance	283	1,061
Accrued consumption tax	488	995
Accrued bonuses	1,784	5,113
Income taxes payable	1,914	1,105
Other(1)	2,395	1,985
Total other current liabilities	$10,771	$13,431

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 7 – Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of June 28, 2019) plus a 0.50% spread, and may be renewed quarterly (the current line expires on August 21, 2019).  The credit facility is not collateralized.  The Company had 307,500,000 Yen and 417,500,000 Yen outstanding on the line of credit as of June 28, 2019 and December 28, 2018, respectively (approximately $2,854,000 and $3,780,000 based on the foreign exchange rates on June 28, 2019 and December 28, 2018, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 192,500,000 Yen and 82,500,000 Yen available for borrowing as of June 28, 2019 and December 28, 2018, respectively (approximately $1,786,000 and $747,000 based on the foreign exchange rate on June 28, 2019 and December 28, 2018, respectively).  At maturity on August 21, 2019, the Company expects to renew this line of credit for an additional three months, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,000,000 at the rate of exchange on June 28, 2019 and December 28, 2018), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of June 28, 2019 and December 28, 2018.

The Company is in compliance with covenants of its credit facilities and lines of credit as of June 28, 2019.

During the six months ended June 28, 2019, the Company converted the lease line of credit schedule 011 with Farnam Street Financial, Inc. into a finance lease liability of approximately $500,000.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases

Finance Leases

The Company entered into finance leases primarily related to purchases of equipment used for manufacturing or computer-related equipment.  These finance leases are two to five years in length and have fixed payment amounts for the term of the contract and have options to purchase the assets at the end of the lease term.  Supplemental balance sheet information related to finance leases consisted of the following (dollars in thousands):

June 28, 2019
Machinery and equipment	$2,158
Furniture and fixtures	1,042
Leasehold improvements	27
Finance lease right-of-use assets, gross	3,227
Less accumulated depreciation	889
Finance lease right-of-use assets, net	$2,338

Total finance lease liability	$1,540
Weighted-average remaining lease term (in years)	1.4
Weighted-average discount rate	6.47%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 28, 2019	June 28, 2019
Amortization of finance lease right-of-use asset	$145	$306
Interest on finance lease liabilities	22	41
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	22	41
Financing cash flows	316	681
Right-of-use assets obtained in exchange for new finance lease liabilities	37	679

Operating Leases

The Company entered into operating leases primarily related to real property (office, manufacturing and warehouse facilities), automobiles and copiers.  These operating leases are two to five years in length with options to extend.  The Company did not include any lease extensions in the initial valuation unless the Company was reasonably certain to extend the lease.  Depending on the lease, there are those with fixed payment amounts for the entire length of the contract or payments which increase periodically as noted in the contract or increased at an inflation rate indicator.  For operating leases that increase using an inflation rate indicator, the Company used the inflation rate at the time the lease was entered into for the length of the lease term. Supplemental balance sheet information related to operating leases consisted of the following (dollars in thousands):

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Operating Leases (Continued)

June 28, 2019
Machinery and equipment	$757
Furniture and fixtures	462
Real property	10,552
Operating lease right-of-use assets, gross	11,771
Less accumulated depreciation	4,552
Operating lease right-of-use assets, net	$7,219

Total operating lease liability	$7,346
Weighted-average remaining lease term (in years)	2.6
Weighted-average discount rate	1.84%

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 28, 2019	June 28, 2019
Operating lease cost	$683	$1,294
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	691	1,292
Right-of-use assets obtained in exchange for new operating lease liabilities	1,193	2,657

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of June 28, 2019 and December 28, 2018 are as follows (in thousands):

As of June 28, 2019 12 Months Ended	Operating Leases	Finance Leases
June 2020	$2,916	$1,009
June 2021	2,201	506
June 2022	1,115	78
June 2023	942	8
June 2024	440	6
Thereafter	2	—
Total minimum lease payments, including interest	$7,616	$1,607
Less amounts representing interest	270	67
Total minimum lease payments	$7,346	$1,540

As of December 28, 2018 12 Months Ended	Operating Leases	Finance Leases
December 2019	$2,606	$1,153
December 2020	2,202	332
December 2021	980	143
December 2022	507	4
December 2023	202	—
Thereafter	12	—
Total minimum lease payments, including interest	6,509	1,632
Less amounts representing interest	—	75
Total minimum lease payments	$6,509	$1,557

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Provision for income taxes	$1,131	$805	$1,620	$1,106

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

For the six months ended June 28, 2019, the Company included GILTI of $7,699,000 in U.S. gross income, which was fully offset with net operating loss carryforwards.  The Company was not able to utilize the deduction of 50 percent of GILTI, as this deduction is limited to the Company’s pre-GILTI U.S. tax income.

As of June 28, 2019, the Company established a full valuation allowance in the U.S. for all periods presented due to the significant uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, with the exception of the refundable alternative minimum tax credit of $273,000. Management will continue to monitor and evaluate all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, impact of GILTI in the U.S., tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporates assumptions including overall current and projected business and industry conditions, the amount of future federal, state, and foreign pretax operating income, the reversal of temporary differences and the feasible and prudent tax-planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence, the Company considers three years of cumulative operating results.  Valuation allowances, or reductions to deferred tax assets, are recognized if, based on the weight of all the available evidence, it is more likely than not that some portion or all the deferred tax asset may not be realized.  As the Company experiences continued growth and profits the need for a valuation allowance will be evaluated each reporting period by Management to determine whether it is more likely than not that the Company’s deferred tax assets will be realizable in a later period. Any such changes in the assessment of a full or partial valuation allowance could have a material impact on earnings.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Service cost(1)	$248	$139	$480	$277
Interest cost(2)	20	15	40	29
Expected return on plan assets(2)	(34)	(28)	(67)	(54)
Net amortization of transitional obligation(2),(3)	—	2	—	5
Prior service credit(2),(3)	(5)	(5)	(11)	(11)
Actuarial loss recognized in current period(2),(3)	33	29	65	57
Net periodic pension cost	$262	$152	$507	$303

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)	Recognized in other income (expense), net on the Condensed Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Employer contribution	$137	$79	$263	$145

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Employee stock options	$2,162	$897	$3,592	$1,516
Restricted stock	77	59	159	110
Restricted stock units	311	494	1,415	1,092
Nonemployee stock options	29	148	54	181
Total stock-based compensation expense	$2,579	$1,598	$5,220	$2,899

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Cost of sales	$22	$4	$36	$7
General and administrative	1,018	655	1,796	1,174
Marketing and selling	690	366	1,861	826
Research and development	849	573	1,527	892
Total stock-based compensation expense, net	2,579	1,598	5,220	2,899
Amounts capitalized as part of inventory	276	145	465	267
Total stock-based compensation expense, gross	$2,855	$1,743	$5,685	$3,166

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and restricted stock units (“RSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of June 28, 2019, there were 1,639,474 shares available for grant under the Plan

Assumptions

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

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53%	53%	53%	53%
Risk-free interest rate	2.05%	2.81%	2.41%	2.70%
Expected term (in years)	5.67	5.72	5.67	5.72

Stock Options

A summary of stock option activity under the Plan for the six months ended June 28, 2019 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at December 28, 2018	3,920
Granted	801
Exercised	(126)
Forfeited or expired	(16)
Outstanding at June 28, 2019	4,579	$3.50	$43.84
Exercisable at June 28, 2019	3,026

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Restricted Stock and Restricted Stock Units

A summary of restricted stock and RSU activity under the Plan for the six months ended June 28, 2019 is presented below:

	Restricted Stock (in 000’s)	Restricted Stock Units (in 000’s)
Unvested at December 28, 2018	11	322
Granted	11	19
Vested	(11)	(202)
Forfeited or expired	—	(5)
Unvested at June 28, 2019	11	134

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator:
Net income	$3,914	$1,830	$5,281	$2,413
Denominator:
Weighted average common shares:
Common shares outstanding	44,489	41,734	44,368	41,579
Less: Unvested restricted stock	(10)	(11)	(11)	(11)
Denominator for basic calculation	44,479	41,723	44,357	41,568
Weighted average effects of potentially diluted common stock:
Stock options	2,149	2,037	2,292	1,800
Unvested restricted stock	97	17	185	17
Restricted stock units	8	222	8	269
Denominator for diluted calculation	46,733	43,999	46,842	43,654
Net income per share:
Basic	$0.09	$0.04	$0.12	$0.06
Diluted	$0.08	$0.04	$0.11	$0.06

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

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Stock options	1,991	554	1,256	539
Restricted stock and restricted stock units	1	2	—	1
Total	1,992	556	1,256	540

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Non-consignment sales	$35,556	$29,661	$63,822	$51,842
Consignment sales	4,108	4,244	8,425	9,156
Total net sales	$39,664	$33,905	$72,247	$60,998

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales (Continued)

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

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
China	$19,394	$13,965	$31,165	$21,875
Japan	6,275	6,692	11,794	11,775
Other(1)	13,995	13,248	29,288	27,348
Total net sales	$39,664	$33,905	$72,247	$60,998

(1)	No other location individually exceeds 10% of the total sales.

In addition, domestic and foreign sales are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Domestic	$2,114	$1,895	$4,066	$3,651
Foreign	37,550	32,010	68,181	57,347
Total net sales	$39,664	$33,905	$72,247	$60,998

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

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
ICLs	$34,432	$27,292	$62,218	$48,450
Other product sales
IOLs	3,874	4,186	7,891	8,244
Other surgical products	1,358	2,427	2,138	4,304
Total other product sales	5,232	6,613	10,029	12,548
Total net sales	$39,664	$33,905	$72,247	$60,998

One customer, our distributor in China, accounted for 49% and 43% of net sales for the three and six months ended June 28, 2019, respectively, and the same customer accounted for 41% and 36% of net sales for the three and six months ended June 29, 2018, respectively.  As of June 28, 2019 and December 28, 2018, respectively, one customer, our distributor in China, accounted for 48% and 37% of consolidated trade receivables.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products (including the EVO family of lenses in the U.S. and the EDOF ICL for presbyopia internationally); commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2019 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Overview

STAAR Surgical Company designs, develops, manufactures, and sells implantable lenses for the eye and companion delivery systems used to deliver the lenses into the eye. We are the world’s leading manufacturer of intraocular lenses for patients seeking refractive vision correction, and we also make lenses for use in surgery to treat cataracts. All the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses. We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs.” The field of refractive surgery includes both lens-based procedures, using products like our ICL family of products, and laser-based procedures like LASIK. Successful refractive surgery can correct common vision disorders such as myopia, hyperopia, and astigmatism. Cataract surgery is a common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision. STAAR employs a commercialization strategy that strives for sustainable profitable growth. Our goal is to position our refractive lenses throughout the world as primary and premium solutions for patients seeking visual freedom from wearing eyeglasses or contact lenses while achieving excellent visual acuity through refractive vision correction. We position our IOL lenses used in surgery that treats cataracts based on quality and value.

Recent Developments

We achieved record second quarter results for total revenue, ICL sales, and ICL units.  We believe the results through the first two quarters of 2019 put us on track to achieve or exceed the growth targets of 20% annual top line revenue growth and 30% ICL unit growth we disclosed earlier this year for fiscal 2019. Subsequent to the end of the quarter we submitted data to our European Notified Body regarding our multi-site clinical trial for our EDOF ICL for presbyopia, which met the clinical trial primary endpoint. Our EDOF ICL for presbyopia is currently also under review by our European Notified Body for use as a supplemental or piggyback lens in patients who have IOLs implanted for cataracts. We also delivered to the FDA a revised submission encompassing a clinical trial for a least burdensome pathway towards approval for our EVO family of lenses in the U.S.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. On December 29, 2018 (beginning of fiscal year 2019), the Company adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” and its subsequent amendments, the impact of this new accounting standard are discussed in Notes 1 and 8 of the Condensed Consolidated Financial Statements.  Other than the adoption of Topic 842, management believes that there have been no significant changes during the six months ended June 28, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Six Months
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.6%	25.6%	25.1%	26.8%
Gross profit	75.4%	74.4%	74.9%	73.2%
General and administrative	18.9%	18.3%	19.9%	19.6%
Marketing and selling	29.5%	31.4%	30.2%	29.7%
Research and development	15.4%	15.8%	16.3%	17.6%
Total selling, general and administrative	63.8%	65.5%	66.4%	66.9%
Operating income	11.6%	8.9%	8.5%	6.3%
Total other income (expense), net	1.1%	(1.1)%	1.0%	(0.5)%
Income before income taxes	12.7%	7.8%	9.5%	5.8%
Provision for income taxes	2.9%	2.4%	2.2%	1.8%
Net income	9.8%	5.4%	7.3%	4.0%

Net Sales

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2019	June 29, 2018	2019 vs. 2018	June 28, 2019	June 29, 2018	2019 vs. 2018
ICLs	$34,432	$27,292	26.2%	$62,218	$48,450	28.4%
Other product sales
IOLs	3,874	4,186	(7.5)%	7,891	8,244	(4.3)%
Other surgical products	1,358	2,427	(44.1)%	2,138	4,304	(50.3)%
Total other product sales	5,232	6,613	(20.9)%	10,029	12,548	(20.1)%
Net sales	$39,664	$33,905	17.0%	$72,247	$60,998	18.4%

Net sales for the three months ended June 28, 2019 were $39.7 million, an increase of 17% from $33.9 million reported during the same period of 2018.  The increase in net sales was due to increases in ICL sales of $7.1 million, partially offset by a decrease in other product sales of $1.4 million.  Currency, primarily the euro, negatively impacted net sales by approximately $0.6 million for the three months ended June 28, 2019.

Net sales for the six months ended June 28, 2019 were $72.2 million, an increase of 18% from $61.0 million reported during the same period of 2018.  The increase in net sales was due to increases in ICL sales of $13.8 million, partially offset by a decrease in other product sales of $2.5 million.  Currency, primarily the euro, negatively impacted net sales by approximately $1.3 million for the six months ended June 28, 2019.

Total ICL sales for the three months ended June 28, 2019 were $34.4 million, a 26% increase from $27.3 million reported for the same period of 2018, with unit growth up 34%. The sales increase was driven by the APAC region, which grew 37% with unit growth of 45%, primarily due to sales growth in China up 40%, Korea up 36%, Japan up 30% and India up 23%.  The Europe, Middle East, Africa and Latin America region decreased 1% with unit growth up 4%, due primarily to decreased sales in Distributor Operations and the Middle East, largely offset by increased sales in Spain, Germany and the U.K. The North America region grew 18%, with unit growth of 4%, primarily due to increased sales in the U.S., as a result of sales of Toric ICL in 2019 (none in 2018), partially offset by decreased sales in Canada.  ICL sales represented 86.8% and 80.5% of our total sales for the three months ended June 28, 2019 and June 29, 2018, respectively.

Total ICL sales for the six months ended June 28, 2019 were $62.2 million, a 28% increase from $48.5 million reported for the same period of 2018, with unit growth up 36%. The sales increase was driven by the APAC region, which grew 43% with unit growth of 49%, primarily due to sales growth in China up 43%, Japan up 55%, Korea up 45% and India up 25%.  The Europe, Middle East, Africa and Latin America region decreased 1% with unit growth up 5%, due primarily to decreased sales in the Middle East, Latin America and Distributor Operations, partially offset by increased sales in Germany and the U.K. The North America region grew 16%, with unit growth of 2%, primarily due to sales growth of 25% in the U.S., as a result of sales of Toric ICL in 2019 (none in 2018), partially offset by decreased sales in Canada.  ICL sales represented 86.1% and 79.4% of our total sales for the six months ended June 28, 2019 and June 29, 2018, respectively.

Other product sales, including IOLs were $5.2 million for the three months ended June 28, 2019, a decrease of 21% from $6.6 million reported for the same period of 2018.  Other product sales, including IOLs were $10.0 million for the six months ended June 28, 2019, a decrease of 20% from $12.5 million reported for the same period of 2018.  The decrease for both periods is due to the decrease in preloaded injector part sales to a third-party manufacturer for product they sell to their customers.  The Company expects the rate of decline of injector part sales to decrease in the second half of 2019 compared to the first half of 2019.  Other product sales represented 13.2% and 19.5% of our total sales for the three months ended June 28, 2019 and June 29, 2018, respectively and represented 13.9% and 20.6% of our total sales for the six months ended June 28, 2019 and June 29, 2018, respectively.

Gross Profit

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2019	June 29, 2018	2019 vs. 2018	June 28, 2019	June 29, 2018	2019 vs. 2018
Gross profit	$29,899	$25,227	18.5%	$54,079	$44,658	21.1%
Gross margin	75.4%	74.4%		74.9%	73.2%

Gross profit for the three months ended June 28, 2019 was $29.9 million, a 18.5% increase compared to the $25.2 million reported for the same period of 2018.  Gross profit margin increased to 75.4% of revenue for the three months ended June 28, 2019 compared to 74.4% of revenue for the three months ended June 29, 2018, due to increased sales of ICLs and decreased sales of injector parts resulting in favorable product mix, partially offset by the effect of lower average selling prices.

Gross profit for the six months ended June 28, 2019 was $54.1 million, a 21.1% increase compared to the $44.7 million reported for the same period of 2018.  Gross profit margin increased to 74.9% of revenue for the six months ended June 28, 2019 compared to 73.2% of revenue for the six months ended June 29, 2018, due to increased sales of ICLs and decreased sales of injector parts resulting in favorable product mix, partially offset by the effect of lower average selling prices.

General and Administrative Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2019	June 29, 2018	2019 vs. 2018	June 28, 2019	June 29, 2018	2019 vs. 2018
General and administrative expense	$7,508	$6,196	21.2%	$14,345	$11,967	19.9%
Percentage of sales	18.9%	18.3%		19.9%	19.6%

General and administrative expenses for the three months ended June 28, 2019 were $7.5 million, an increase of 21.2% when compared with $6.2 million reported for same period of 2018. General and administrative expenses for the six months ended June 28, 2019 were $14.3 million, an increase of 19.9% when compared with $12.0 million reported for same period of 2018.  The increase in general and administrative expenses for both periods was due to an increase in headcount and salary-related expenses including stock-based compensation, and increased facility costs and professional fees.

Marketing and Selling Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2019	June 29, 2018	2019 vs. 2018	June 28, 2019	June 29, 2018	2019 vs. 2018
Marketing and selling expense	$11,682	$10,659	9.6%	$21,825	$18,113	20.5%
Percentage of sales	29.5%	31.4%		30.2%	29.7%

Marketing and selling expenses for the three months ended June 28, 2019 were $11.7 million, an increase of 9.6% when compared with $10.7 million reported for same period of 2018. Marketing and selling expenses for the six months ended June 28, 2019 were $21.8 million, an increase of 20.5% when compared with $18.1 million reported for same period of 2018.   The increase in marketing and selling expenses for both periods was due to an increase in headcount and salary-related expenses including stock-based compensation, increased travel expenses, and investments in digital, consumer, and strategic marketing and commercial infrastructure.

Research and Development Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2019	June 29, 2018	2019 vs. 2018	June 28, 2019	June 29, 2018	2019 vs. 2018
Research and development expense	$6,098	$5,346	14.1%	$11,733	$10,753	9.1%
Percentage of sales	15.4%	15.8%		16.3%	17.6%

Research and development expenses for the three months ended June 28, 2019 were $6.1 million, an increase of 14.1% compared to $5.3 million for the for same period of 2018. Research and development expenses for the six months ended June 28, 2019 were $11.7 million, an increase of 9.1% compared to $10.8 million for the for same period of 2018.  The increase for both periods was mainly due to an increase in headcount and salary-related expenses including stock-based compensation.

Other Income (Expense), Net

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2019	June 29, 2018	2019 vs. 2018	June 28, 2019	June 29, 2018	2019 vs. 2018
Other income (expense), net	$434	$(391)	—*	$725	$(306)	—*
Percentage of sales	1.1%	-1.1%		1.0%	-0.5%

*	Denotes change is greater than +100%.

Other income, net for the three months ended June 28, 2019 was $0.4 million, an increase from other expense, net of $0.4 million reported for the same period of 2018.  Other income, net for the six months ended June 28, 2019 was $0.7 million, an increase from other expense, net of $0.3 million reported for the same period of 2018.  The increase in other income, net was due to the increase in interest income earned on cash and cash equivalents and lower foreign exchange losses (primarily the euro).

Income Taxes

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2019	June 29, 2018	2019 vs. 2018	June 28, 2019	June 29, 2018	2019 vs. 2018
Income tax provision	$1,131	$805	40.5%	$1,620	$1,106	46.5%

The provision for income taxes is determined using an estimated annual effective tax rate.  We recorded income taxes of $1.1 million and $1.6 million for the three and six months ended June 28, 2019, respectively and $0.8 million and $1.1 million for the three and six months ended June 29, 2018, respectively.  The income tax provision was due primarily to pre-tax income generated in certain foreign jurisdictions.  We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

For the three and six months ended June 28, 2019, we included Global Intangible Low Tax Income (“GILTI”) of $5.6 million and $7.7 million, respectively, in U.S. gross income, which was fully offset with net operating loss carryforwards.  We were not able to utilize the deduction of 50 percent of GILTI, as this deduction is limited to the Company’s pre-GILTI U.S. tax income.

Due to our history of losses in the U.S., we have maintained a full valuation allowance to offset the value of our U.S. net deferred tax assets on our balance sheet as of June 28, 2019, with the exception of the remaining refundable alternative minimum tax credit of $0.3 million.  However, global profit is now includable in U.S. income under GILTI and as a result we have reported income in the U.S. in fiscal year 2018.  As our global profitability improves, including our ability to meet or exceed forecasts, we will continue to reassess at each reporting period the need for a full or partial valuation allowance on our U.S. net deferred tax assets.  We determine the need for a valuation allowance based upon all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income, impact of GILTI in the U.S., tax planning strategies, and results of recent operations. If it is more likely than not that the deferred tax asset is realizable, we would record an income tax benefit for all or a portion of the valuation allowance in the period in which such determination is made.  Any such changes in the assessment of a full or partial valuation allowance could have a material impact on earnings.  The valuation allowance was approximately $37.7 million as of June 28, 2019.

Liquidity and Capital Resources

We believe our current cash balances coupled with cash flows from operating activities is expected to be adequate to cover our operational and business needs through at least the next 12 months.  Our financial condition at June 28, 2019 and December 28, 2018 included the following (in millions):

	June 28, 2019	December 28, 2018	2019 vs. 2018
Cash and cash equivalents	$103.3	$103.9	$(0.6)
Current assets	$158.9	$151.6	$7.3
Current liabilities	28.7	27.7	1.0
Working capital	$130.2	$123.9	$6.3

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at June 28, 2019, we have a line of credit with a Japanese lender, in the amount of $4.6 million, with $1.8 million of availability and a line of credit with a Swiss lender, in the amount of $1.0 million, which is fully available for borrowing.

Net cash provided by operating activities was $4.2 million and $2.3 million for the six months ended June 28, 2019 and June 29, 2018, respectively.  Net cash provided by operating activities for the six months ended June 28, 2019, consisted of $8.6 million in non-cash items and $5.3 million in net income, offset by $9.6 million in working-capital changes.  The increase in net cash provided by operating activities during the six months ended June 28, 2019 was due an increase in net income of $2.9 million and an increase of $2.6 million in non-cash items offset by a decrease in net working capital of $3.5 million.

Net cash used in investing activities was $4.6 million and $1.3 million for the six months ended June 28, 2019 and June 29, 2018, respectively, and relate primarily to the acquisition of property, plant, and equipment.  The increase in investment in property, plant and equipment during 2019, relative to 2018, is primarily due to continued increased investments in manufacturing and quality system improvement projects.

Net cash used in financing activities was $0.6 million for the six months ended June 28, 2019 and net cash provided by financing activities was $1.5 million for the six months ended June 29, 2018.  Net cash used in financing activities consisted of $1.0 million repayment on the Japan line of credit and $0.7 million repayment of finance lease obligations, offset by $1.1 million of proceeds from the exercise of stock options.

Credit Facilities and Commitments

Lines of Credit and Leases

See Notes 7 and 8 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of June 28, 2019.

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

During the six months ended June 28, 2019, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

STAAR Surgical Company’s Swiss subsidiary STAAR Surgical AG (the “Company”) entered into a lease agreement (the “Lease”) with Einfache Gesellschaft Calderari & Schwab (“Lessor”), to lease the real property located at Hauptstrasse 104, 2560 Nidau, Switzerland including a commercial building of approximately 1,400 square meters (the “Premises”). The Lease is dated June 13, 2019, went into effect on June 1, 2019 and has an initial term through May 31, 2024. The foregoing summary is qualified in its entirety by reference to the Lease, which is filed as Exhibit 10.37 to this Quarterly Report on Form 10-Q and incorporated herein by this reference.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)

10.37	Lease Agreement dated June 13, 2019 between Einfache Gesellschaft Calderari & Schwab. and STAAR Surgical AG.*

31.1	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended June 28, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

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

STAAR SURGICAL COMPANY

Dated:	July 31, 2019	By:	/s/ DEBORAH J. ANDREWS
Deborah J. Andrews
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)