Form 10-Q
period 2019-09-27
STAAR SURGICAL CO
filed 2019-10-30
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 27, 2019

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

The registrant has 44,609,387 shares of common stock, par value $0.01 per share, issued and outstanding as of October 25, 2019.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	September 27, 2019	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$112,327	$103,877
Accounts receivable trade, net of allowance of doubtful accounts of $75 and $550, respectively	30,789	25,946
Inventories, net	16,440	16,704
Prepayments, deposits and other current assets	5,406	5,045
Total current assets	164,962	151,572
Property, plant and equipment, net	14,846	11,451
Finance lease right-of-use assets, net	2,006	—
Operating lease right-of-use assets, net	6,677	—
Intangible assets, net	252	243
Goodwill	1,786	1,786
Deferred income taxes	1,460	1,278
Other assets	752	1,009
Total assets	$192,741	$167,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,340	$3,780
Accounts payable	7,535	6,524
Obligations under finance leases	752	1,098
Obligations under operating leases	2,789	—
Allowance for sales returns	3,691	2,895
Other current liabilities	12,865	13,431
Total current liabilities	29,972	27,728
Obligations under finance leases	471	459
Obligations under operating leases	4,003	—
Deferred income taxes	1,539	1,022
Asset retirement obligations	211	206
Deferred rent	—	188
Pension liability	7,205	5,310
Total liabilities	43,401	34,913
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 44,606 and 44,195 shares issued and outstanding at September 27, 2019 and December 28, 2018, respectively	446	442
Additional paid-in capital	299,597	289,584
Accumulated other comprehensive loss	(2,520)	(1,320)
Accumulated deficit	(148,183)	(156,280)
Total stockholders’ equity	149,340	132,426
Total liabilities and stockholders’ equity	$192,741	$167,339

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$39,055	$31,770	$111,302	$92,768
Cost of sales	10,004	7,910	28,172	24,250
Gross profit	29,051	23,860	83,130	68,518
Selling, general and administrative expenses:
General and administrative	7,098	6,087	21,443	18,054
Marketing and selling	12,463	10,620	34,288	28,733
Research and development	6,156	5,570	17,889	16,323
Total selling, general and administrative expenses	25,717	22,277	73,620	63,110
Operating income	3,334	1,583	9,510	5,408
Other income (expense), net:
Interest income (expense), net	266	(29)	796	(65)
Gain (loss) on foreign currency transactions	(584)	52	(821)	(545)
Royalty income	106	159	440	465
Other income, net	26	40	124	61
Total other income (expense), net	(186)	222	539	(84)
Income before income taxes	3,148	1,805	10,049	5,324
Provision for income taxes	760	346	2,380	1,452
Net income	$2,388	$1,459	$7,669	$3,872
Net income per share:
Basic	$0.05	$0.03	$0.17	$0.09
Diluted	$0.05	$0.03	$0.16	$0.09
Weighted average shares outstanding:
Basic	44,563	43,054	44,426	42,065
Diluted	46,857	46,025	46,848	44,618

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net income	$2,388	$1,459	$7,669	$3,872
Other comprehensive loss:
Defined benefit plans:
Net change in plan assets	(1,037)	(21)	(1,677)	(51)
Reclassification into other income, net	26	25	80	76
Foreign currency translation gain (loss)	(22)	(321)	317	(114)
Tax effect	115	105	80	38
Other comprehensive loss, net of tax	(918)	(212)	(1,200)	(51)
Comprehensive income	$1,470	$1,247	$6,469	$3,821

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at June 28, 2019	44,534	$445	$296,063	$(1,602)	$(150,571)	$144,335
Net income	—	—	—	—	2,388	2,388
Other comprehensive loss	—	—	—	(918)	—	(918)
Common stock issued upon exercise of options	64	1	718	—	—	719
Stock-based compensation	—	—	2,816	—	—	2,816
Vested restricted stock	8	—	—	—	—	—
Balance, at September 27, 2019	44,606	$446	$299,597	$(2,520)	$(148,183)	$149,340
Balance, at June 29, 2018	41,877	$419	$210,488	$(989)	$(158,835)	$51,083
Net income	—	—	—	—	1,459	1,459
Other comprehensive loss	—	—	—	(212)	—	(212)
Proceeds from public stock offering	2,000	20	72,130	—	—	72,150
Common stock issued upon exercise of options	219	2	2,173	—	—	2,175
Stock-based compensation	—	—	2,209	—	—	2,209
Vested restricted stock	8	—	—	—	—	—
Balance, at September 28, 2018	44,104	$441	$287,000	$(1,201)	$(157,376)	$128,864

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands)

(Unaudited)

	Nine Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 28, 2018	44,195	$442	$289,584	$(1,320)	$(156,280)	$132,426
Net income	—	—	—	—	7,669	7,669
Adoption of ASC 842	—	—	—	—	113	113
Adoption of ASU 2018-07	—	—	(315)	—	315	—
Other comprehensive loss	—	—	—	(1,200)	—	(1,200)
Common stock issued upon exercise of options	190	2	1,827	—	—	1,829
Stock-based compensation	—	—	8,501	—	—	8,501
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	210	2	—	—	—	2
Balance, at September 27, 2019	44,606	$446	$299,597	$(2,520)	$(148,183)	$149,340
Balance, at December 29, 2017	41,383	$414	$204,920	$(1,150)	$(161,248)	$42,936
Net income	—	—	—	—	3,872	3,872
Other comprehensive loss	—	—	—	(51)	—	(51)
Proceeds from public offering of stock	2,000	20	72,130	—	—	72,150
Common stock issued upon exercise of options	525	5	4,575	—	—	4,580
Stock-based compensation	—	—	5,375	—	—	5,375
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	185	2	—	—	—	2
Balance, at September 28, 2018	44,104	$441	$287,000	$(1,201)	$(157,376)	$128,864

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net income	$7,669	$3,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	2,853	1,792
Amortization of intangibles	26	26
Deferred income taxes	526	363
Change in net pension liability	264	233
Loss on disposal of property and equipment	14	8
Stock-based compensation expense	7,778	4,926
Provision for sales returns and bad debts	309	892
Inventory provision	1,222	1,181
Changes in working capital:
Accounts receivable	(4,260)	(3,989)
Inventories	(179)	(3,625)
Prepayments, deposits, and other current assets	(230)	(1,021)
Accounts payable	546	2,121
Other current liabilities	(536)	3,643
Net cash provided by operating activities	16,002	10,422
Cash flows from investing activities:
Acquisition of property and equipment	(7,169)	(1,721)
Acquisition of patents and licenses	(30)	—
Net cash used in investing activities	(7,199)	(1,721)
Cash flows from financing activities:
Proceeds from public offering of stock	—	72,150
Repayment of finance lease obligations	(998)	(1,396)
Repayment on line of credit	(1,512)	(251)
Proceeds from the exercise of stock options	1,829	4,580
Proceeds from vested restricted stock	2	2
Net cash provided by (used in) financing activities	(679)	75,085
Effect of exchange rate changes on cash, cash equivalents and restricted cash	204	(111)
Increase in cash, cash equivalents and restricted cash	8,328	83,675
Cash, cash equivalents and restricted cash, at beginning of the period	103,999	18,641
Cash, cash equivalents and restricted cash, at end of the period	$112,327	$102,316

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in the Comprehensive Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of December 28, 2018 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018.

The Condensed Consolidated Financial Statements for the three and nine months ended September 27, 2019 and September 28, 2018, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 27, 2019 and September 28, 2018, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in 000’s):

	September 27, 2019	December 28, 2018	September 28, 2018
Cash and cash equivalents	$112,327	$103,877	$102,195
Restricted cash(1)	—	122	121
Total cash, cash equivalents and restricted cash	$112,327	$103,999	$102,316

(1)	Included in other assets on the Condensed Consolidated Balance Sheets.

The Company had restricted cash set aside as collateral for a standby letter of credit required by the California Department of Public Health for unforeseen future regulatory costs related to the decommissioning of certain manufacturing equipment.  Since the quarter ended June 28, 2019, the Company was no longer required to set aside collateral for this standby letter of credit.

Allowance for Doubtful Accounts

The allowance for doubtful accounts decreased during the nine months ended September 27, 2019 due to specific past due receivables that were previously reserved and subsequently collected.

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

Vendor Concentration

As of September 27, 2019, there was one vendor which accounted for 13% of the Company’s consolidated accounts payable.  As of December 28, 2018, there were no vendors which accounted for over 10% of the Company’s consolidated accounts payable.

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

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	September 27, 2019	December 28, 2018
Raw materials and purchased parts	$1,374	$2,678
Work in process	724	2,195
Finished goods	15,596	13,214
Total inventories, gross	17,694	18,087
Less inventory reserves	1,254	1,383
Total inventories, net	$16,440	$16,704

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	September 27, 2019	December 28, 2018
Prepayments and deposits	$2,630	$1,707
Prepaid insurance	585	1,271
Consumption tax receivable	549	912
Value added tax (VAT) receivable	587	565
Income tax receivable	523	285
Other(1)	532	305
Total prepayments, deposits and other current assets	$5,406	$5,045

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	September 27, 2019	December 28, 2018
Machinery and equipment	$17,027	$16,905
Computer equipment and software	6,074	5,992
Furniture and fixtures	4,157	3,868
Leasehold improvements	10,118	10,045
Construction in process	5,952	2,095
Total property, plant and equipment, gross	43,328	38,905
Less accumulated depreciation	28,482	27,454
Total property, plant and equipment, net	$14,846	$11,451

Construction in process includes the cost of design plans and build out of facilities and the cost of equipment, as well as the direct costs incurred in the testing and validation of machinery and equipment and facilities before they are ready for productive use.  Upon placement in service, costs are reclassified into the appropriate asset category and depreciation commences.

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 27, 2019			December 28, 2018
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,301	$(9,049)	$252	$9,257	$(9,014)	$243

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 27, 2019	December 28, 2018
Accrued salaries and wages	$4,209	$3,172
Accrued insurance	43	1,061
Accrued consumption tax	771	995
Accrued bonuses	2,354	5,113
Income taxes payable	2,464	1,105
Marketing obligations	747	361
Other(1)	2,277	1,624
Total other current liabilities	$12,865	$13,431

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of September 27, 2019) plus a 0.50% spread, and may be renewed quarterly (the current line expires on November 21, 2019).  The credit facility is not collateralized.  The Company had 252,500,000 Yen and 417,500,000 Yen outstanding on the line of credit as of September 27, 2019 and December 28, 2018, respectively (approximately $2,340,000 and $3,780,000 based on the foreign exchange rates on September 27, 2019 and December 28, 2018, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 247,500,000 Yen and 82,500,000 Yen available for borrowing as of September 27, 2019 and December 28, 2018, respectively (approximately $2,293,000 and $747,000 based on the foreign exchange rate on September 27, 2019 and December 28, 2018, respectively).  At maturity on November 21, 2019, the Company expects to renew this line of credit for an additional three months, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,000,000 at the rate of exchange on September 27, 2019 and December 28, 2018), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of September 27, 2019 and December 28, 2018.

The Company is in compliance with covenants of its credit facilities and lines of credit as of September 27, 2019.

During the nine months ended September 27, 2019, the Company converted the lease line of credit schedule 011 with Farnam Street Financial, Inc. into a finance lease liability of approximately $500,000.

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

September 27, 2019
Machinery and equipment	$1,885
Computer equipment and software	923
Furniture and fixtures	102
Leasehold improvements	27
Finance lease right-of-use assets, gross	2,937
Less accumulated depreciation	931
Finance lease right-of-use assets, net	$2,006

Total finance lease liability	$1,223
Weighted-average remaining lease term (in years)	1.4
Weighted-average discount rate	6.27%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Finance Leases (Continued)

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 27, 2019	September 27, 2019
Amortization of finance lease right-of-use asset	$141	$447
Interest on finance lease liabilities	17	58
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	17	58
Financing cash flows	317	998
Right-of-use assets obtained in exchange for new finance lease liabilities	—	679

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

September 27, 2019
Machinery and equipment	$813
Computer equipment and software	462
Real property	10,634
Operating lease right-of-use assets, gross	11,909
Less accumulated depreciation	5,232
Operating lease right-of-use assets, net	$6,677

Total operating lease liability	$6,792
Weighted-average remaining lease term (in years)	2.4
Weighted-average discount rate	1.79%

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 27, 2019	September 27, 2019
Operating lease cost	$726	$2,020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	739	2,031
Right-of-use assets obtained in exchange for new operating lease liabilities	140	2,797

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of September 27, 2019 and December 28, 2018 are as follows (in thousands):

As of September 27, 2019 12 Months Ended	Operating Leases	Finance Leases
September 2020	$2,920	$790
September 2021	1,833	426
September 2022	1,082	45
September 2023	867	8
September 2024	319	4
Thereafter	—	—
Total minimum lease payments, including interest	$7,021	$1,273
Less amounts representing interest	229	50
Total minimum lease payments	$6,792	$1,223

As of December 28, 2018 12 Months Ended	Operating Leases	Finance Leases
December 2019	$2,606	$1,153
December 2020	2,202	332
December 2021	980	143
December 2022	507	4
December 2023	202	—
Thereafter	12	—
Total minimum lease payments, including interest	6,509	1,632
Less amounts representing interest	—	75
Total minimum lease payments	$6,509	$1,557

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Provision for income taxes	$760	$346	$2,380	$1,452

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

The 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries.  In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets.  The provision further allows a deduction of 50 percent of GILTI, however this deduction is limited to the Company’s U.S. taxable income.  The Company has elected to account for GILTI as a current period expense when incurred.

For the nine months ended September 27, 2019, the Company included GILTI of $12,084,000 in U.S. gross income, which was fully offset with net operating loss carryforwards.  The Company was not able to utilize the deduction of 50 percent of GILTI, as this deduction is limited to the Company’s U.S. taxable income.

As of September 27, 2019, the Company established a full valuation allowance in the U.S. for all periods presented due to the significant uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, with the exception of the refundable alternative minimum tax credit of $273,000. Management will continue to monitor and evaluate all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, impact of GILTI in the U.S., tax-planning strategies, and results of recent operations.

In projecting future taxable income, the Company begins with historical results and incorporates assumptions including overall current and projected business and industry conditions, the amount of future federal, state, and foreign pretax operating income, the reversal of temporary differences and the feasible and prudent tax-planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.  In evaluating the objective evidence, the Company considers, among other financial information, three years of cumulative operating results.  Valuation allowances, or reductions to deferred tax assets, are recognized if, based on the weight of all the available evidence, it is more likely than not that some portion or all the deferred tax asset may not be realized.  As the Company experiences continued growth and profits the need for a valuation allowance will be evaluated each reporting period by Management to determine whether it is more likely than not that the Company’s deferred tax assets will be realizable in a later period. Any such changes in the assessment of a full or partial valuation allowance could have a material impact on earnings.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost(1)	$240	$137	$720	$414
Interest cost(2)	20	15	60	44
Expected return on plan assets(2)	(36)	(28)	(103)	(82)
Net amortization of transitional obligation(2),(3)	—	3	—	8
Prior service credit(2),(3)	(6)	(6)	(17)	(17)
Actuarial loss recognized in current period(2),(3)	32	28	97	85
Net periodic pension cost	$250	$149	$757	$452

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)	Recognized in other income (expense), net on the Condensed Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Employer contribution	$141	$80	$404	$225

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Employee stock options	$2,178	$1,197	$5,770	$2,713
Restricted stock	77	82	236	192
Restricted stock units	246	501	1,661	1,593
Nonemployee stock options	57	247	111	428
Total stock-based compensation expense	$2,558	$2,027	$7,778	$4,926

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Cost of sales	$7	$4	$43	$11
General and administrative	1,082	701	2,878	1,875
Marketing and selling	692	471	2,553	1,297
Research and development	777	851	2,304	1,743
Total stock-based compensation expense, net	2,558	2,027	7,778	4,926
Amounts capitalized as part of inventory	258	182	723	449
Total stock-based compensation expense, gross	$2,816	$2,209	$8,501	$5,375

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and restricted stock units (“RSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of September 27, 2019, there were 1,629,976 shares available for grant under the Plan

Assumptions

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

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53%	53%	53%	53%
Risk-free interest rate	1.55%	2.84%	2.40%	2.71%
Expected term (in years)	5.67	5.72	5.67	5.72

Stock Options

A summary of stock option activity under the Plan for the nine months ended September 27, 2019 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at December 28, 2018	3,920
Granted	818
Exercised	(190)
Forfeited or expired	(23)
Outstanding at September 27, 2019	4,525	$3.50	$43.84
Exercisable at September 27, 2019	3,104

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Restricted Stock and Restricted Stock Units

A summary of restricted stock and RSU activity under the Plan for the nine months ended September 27, 2019 is presented below:

	Restricted Stock (in 000’s)	Restricted Stock Units (in 000’s)
Unvested at December 28, 2018	11	322
Granted	11	19
Vested	(11)	(210)
Forfeited or expired	—	(6)
Unvested at September 27, 2019	11	125

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Numerator:
Net income	$2,388	$1,459	$7,669	$3,872
Denominator:
Weighted average common shares:
Common shares outstanding	44,573	43,065	44,436	42,076
Less: Unvested restricted stock	(10)	(11)	(10)	(11)
Denominator for basic calculation	44,563	43,054	44,426	42,065
Weighted average effects of potentially diluted common stock:
Stock options	2,194	2,686	2,260	2,245
Unvested restricted stock	2	4	6	12
Restricted stock units	98	281	156	296
Denominator for diluted calculation	46,857	46,025	46,848	44,618
Net income per share:
Basic	$0.05	$0.03	$0.17	$0.09
Diluted	$0.05	$0.03	$0.16	$0.09

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

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Stock options	1,836	389	1,446	278
Restricted stock and restricted stock units	—	—	—	1
Total	1,836	389	1,446	279

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Non-consignment sales	$34,696	$27,503	$98,518	$79,345
Consignment sales	4,359	4,267	12,784	13,423
Total net sales	$39,055	$31,770	$111,302	$92,768

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

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
China	$18,361	$13,349	$49,526	$35,224
Japan	7,345	6,006	19,139	17,781
Other(1)	13,349	12,415	42,637	39,763
Total net sales	$39,055	$31,770	$111,302	$92,768

(1)	No other location individually exceeds 10% of the total sales.

In addition, domestic and foreign sales are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Domestic	$1,783	$1,676	$5,849	$5,327
Foreign	37,272	30,094	105,453	87,441
Total net sales	$39,055	$31,770	$111,302	$92,768

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

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
ICLs	$33,815	$26,418	$96,033	$74,868
Other product sales
IOLs	4,093	3,824	11,984	12,068
Other surgical products	1,147	1,528	3,285	5,832
Total other product sales	5,240	5,352	15,269	17,900
Total net sales	$39,055	$31,770	$111,302	$92,768

One customer, the Company’s distributor in China, accounted for 47% and 44% of net sales for the three and nine months ended September 27, 2019, respectively, and the same customer accounted for 42% and 38% of net sales for the three and nine months ended September 28, 2018, respectively.  As of September 27, 2019 and December 28, 2018, respectively, one customer, the Company’s distributor in China, accounted for 40% and 37% of consolidated trade receivables.

Note 15 — Reclassifications

Computer equipment and software was reclassified into a separate line item from furniture and fixtures in Note 4 for the fiscal year ended 2018 to conform with the 2019 presentation.

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

Recent Developments

We achieved record sales for our third quarter and all-time record cash generation in the third quarter.  We believe the results through the first three quarters of 2019 put us on track to achieve the growth targets of 20% annual top line revenue growth, 30% ICL unit growth, positive cash flow, and higher GAAP net income than 2018, as we disclosed earlier this year for fiscal 2019. Subsequent to the end of the quarter we received a letter from FDA dated October 25, 2019 approving our supplement seeking approval for the clinical trial for our EVO family of lenses in the U.S.  The letter included a few additional study design recommendations which we are working to include in the study protocol.  We are responding to FDA within a week or so.  We continue to qualify study sites and expect our timelines will not be impacted as we work to close out the study design including FDA’s recommendations.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. On December 29, 2018 (beginning of fiscal year 2019), the Company adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” and its subsequent amendments, the impact of this new accounting standard are discussed in Notes 1 and 8 of the Condensed Consolidated Financial Statements.  Other than the adoption of Topic 842, management believes that there have been no significant changes during the nine months ended September 27, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Six Months
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.6%	24.9%	25.3%	26.1%
Gross profit	74.4%	75.1%	74.7%	73.9%
General and administrative	18.2%	19.2%	19.3%	19.5%
Marketing and selling	31.9%	33.4%	30.8%	31.0%
Research and development	15.8%	17.5%	16.1%	17.6%
Total selling, general and administrative	65.9%	70.1%	66.2%	68.1%
Operating income	8.5%	5.0%	8.5%	5.8%
Total other income (expense), net	(0.5)%	0.7%	0.5%	(0.1)%
Income before income taxes	8.0%	5.7%	9.0%	5.7%
Provision for income taxes	1.9%	1.1%	2.1%	1.6%
Net income	6.1%	4.6%	6.9%	4.1%

Net Sales

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2019	September 28, 2018	2019 vs. 2018	September 27, 2019	September 28, 2018	2019 vs. 2018
ICLs	$33,815	$26,418	28.0%	$96,033	$74,868	28.3%
Other product sales
IOLs	4,093	3,824	7.0%	11,984	12,068	(0.7)%
Other surgical products	1,147	1,528	(24.9)%	3,285	5,832	(43.7)%
Total other product sales	5,240	5,352	(2.1)%	15,269	17,900	(14.7)%
Net sales	$39,055	$31,770	22.9%	$111,302	$92,768	20.0%

Net sales for the three months ended September 27, 2019 were $39.1 million, an increase of 23% from $31.8 million reported during the same period of 2018.  The increase in net sales was due to an increase in ICL sales of $7.4 million.

Net sales for the nine months ended September 27, 2019 were $111.3 million, an increase of 20% from $92.8 million reported during the same period of 2018.  The increase in net sales was due to an increase in ICL sales of $21.2 million, partially offset by a decrease in other product sales of $2.6 million.  Foreign currency, primarily the euro, negatively impacted net sales by approximately $1.3 million for the nine months ended September 27, 2019.

Total ICL sales for the three months ended September 27, 2019 were $33.8 million, a 28% increase from $26.4 million reported for the same period of 2018, with unit growth up 35%. The sales increase was driven by the APAC region, which grew 37% with unit growth of 43%, primarily due to sales growth in China up 38%, Japan up 63%, Korea up 33% and other APAC distributors up 19%, partially offset by decreased sales in India of 14%.  The Europe, Middle East, Africa and Latin America region grew 5% with unit growth up 8%, due to sales growth in Spain up 12%, Distributor Operations up 7% and Germany up 5%, partially offset by decreased sales in Latin America of 9%. The North America region grew 19%, with unit growth of 2%, primarily due to sales growth of 24% in the U.S., as a result of sales of Toric ICL in 2019 (none in 2018), partially offset by decreased sales in Canada.  ICL sales represented 86.6% and 83.2% of our total sales for the three months ended September 27, 2019 and September 28, 2018, respectively.

Total ICL sales for the nine months ended September 27, 2019 were $96.0 million, a 28% increase from $74.9 million reported for the same period of 2018, with unit growth up 36%. The sales increase was driven by the APAC region, which grew 41% with unit growth of 47%, primarily due to sales growth in Japan up 58%, China up 41%, Korea up 41%, other APAC distributors up 23% and India up 9%.  The Europe, Middle East, Africa and Latin America region increased 1% with unit growth up 6%, due primarily to sales growth in UK up 30%, Germany up 6% and Spain up 3%, partially offset by decreased sales in the Middle East and Latin America of 8%.  The North America region grew 17%, with unit growth of 2%, primarily due to sales growth of 25% in the U.S., as a result of sales of Toric ICL in 2019 (none in 2018), partially offset by decreased sales in Canada.  ICL sales represented 86.3% and 80.7% of our total sales for the nine months ended September 27, 2019 and September 28, 2018, respectively.

Other product sales, including IOLs were $5.2 million for the three months ended September 27, 2019, a decrease of 2% from $5.4 million reported for the same period of 2018.  Other product sales, including IOLs were $15.3 million for the nine months ended September 27, 2019, a decrease of 15% from $17.9 million reported for the same period of 2018.  The decrease for both periods is primarily due to the decrease in preloaded injector part sales to a third-party manufacturer for product they sell to their customers, and for the three months ended September 27, 2019, partially offset by an increase in IOL sales.  Other product sales represented 13.4% and 16.8% of our total sales for the three months ended September 27, 2019 and September 28, 2018, respectively and represented 13.7% and 19.3% of our total sales for the nine months ended September 27, 2019 and September 28, 2018, respectively.

Gross Profit

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2019	September 28, 2018	2019 vs. 2018	September 27, 2019	September 28, 2018	2019 vs. 2018
Gross profit	$29,051	$23,860	21.8%	$83,130	$68,518	21.3%
Gross margin	74.4%	75.1%		74.7%	73.9%

Gross profit for the three months ended September 27, 2019 was $29.1 million, a 21.8% increase compared to the $23.9 million reported for the same period of 2018.  Gross profit margin decreased to 74.4% of revenue for the three months ended September 27, 2019 compared to 75.1% of revenue for the three months ended September 28, 2018, due to period expenses incurred in the construction of new manufacturing facilities intended to satisfy growing demand for existing products and products currently under review by regulatory agencies.  The gross margin impact of lower average selling prices was more than offset by the favorable impact of improved product mix.

Gross profit for the nine months ended September 27, 2019 was $83.1 million, a 21.3% increase compared to the $68.5 million reported for the same period of 2018.  Gross profit margin increased to 74.7% of revenue for the nine months ended September 27, 2019 compared to 73.9% of revenue for the nine months ended September 28, 2018, due to increased sales of ICLs and decreased sales of injector parts resulting in favorable product mix, partially offset by the effect of lower average selling prices and period expenses incurred in the construction of new manufacturing facilities, as discussed above.

General and Administrative Expense

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2019	September 28, 2018	2019 vs. 2018	September 27, 2019	September 28, 2018	2019 vs. 2018
General and administrative expense	$7,098	$6,087	16.6%	$21,443	$18,054	18.8%
Percentage of sales	18.2%	19.2%		19.3%	19.5%

General and administrative expenses for the three months ended September 27, 2019 were $7.1 million, an increase of 16.6% when compared with $6.1 million reported for same period of 2018. General and administrative expenses for the nine months ended September 27, 2019 were $21.4 million, an increase of 18.8% when compared with $18.1 million reported for same period of 2018.  The increase in general and administrative expenses for both periods was due to an increase in headcount and salary-related expenses including stock-based compensation, and increased facility costs and professional fees.

Marketing and Selling Expense

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2019	September 28, 2018	2019 vs. 2018	September 27, 2019	September 28, 2018	2019 vs. 2018
Marketing and selling expense	$12,463	$10,620	17.4%	$34,288	$28,733	19.3%
Percentage of sales	31.9%	33.4%		30.8%	31.0%

Marketing and selling expenses for the three months ended September 27, 2019 were $12.5 million, an increase of 17.4% when compared with $10.6 million reported for same period of 2018. Marketing and selling expenses for the nine months ended September 27, 2019 were $34.3 million, an increase of 19.3% when compared with $28.7 million reported for same period of 2018.   The increase in marketing and selling expenses for both periods was due our continued investments in digital, strategic and consumer marketing, and for the nine months ended September 27, 2019, also includes increases in headcount and salary-related expenses including stock-based compensation, and travel expenses.

Research and Development Expense

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2019	September 28, 2018	2019 vs. 2018	September 27, 2019	September 28, 2018	2019 vs. 2018
Research and development expense	$6,156	$5,570	10.5%	$17,889	$16,323	9.6%
Percentage of sales	15.8%	17.5%		16.1%	17.6%

Research and development expenses for the three months ended September 27, 2019 were $6.2 million, an increase of 10.5% compared to $5.6 million for the for same period of 2018. Research and development expenses for the nine months ended September 27, 2019 were $17.9 million, an increase of 9.6% compared to $16.3 million for the for same period of 2018.  The increase for the three months ended September 27, 2019 was primarily due to an increase in expenses related to clinical trial activities.  The increase for the nine months ended September 27, 2019 was mainly due to increases in headcount and salary-related expenses including stock-based compensation, and expenses related to clinical trial activities.

Other Income (Expense), Net

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2019	September 28, 2018	2019 vs. 2018	September 27, 2019	September 28, 2018	2019 vs. 2018
Other income (expense), net	$(186)	$222	—*	$539	$(84)	—*
Percentage of sales	-0.5%	0.7%		0.5%	-0.1%

*	Denotes change is greater than +100%.

Other expense, net for the three months ended September 27, 2019 was $0.2 million compared to other income of $0.2 million reported for the same period of 2018.  The decrease in other expense, net was mainly due to the increase in foreign exchange losses (primarily the euro), offset by an increase in interest income earned on cash and cash equivalents.  Other income, net for the nine months ended September 27, 2019 was $0.5 million, an increase from other expense, net of $0.1 million reported for the same period of 2018.  The increase in other income, net was due to an increase in interest income earned on cash and cash equivalents, offset by an increase in foreign exchange losses (primarily the euro).

Income Taxes

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2019	September 28, 2018	2019 vs. 2018	September 27, 2019	September 28, 2018	2019 vs. 2018
Income tax provision	$760	$346	—*	$2,380	$1,452	63.9%

*	Denotes change is greater than +100%.

The provision for income taxes is determined using an estimated annual effective tax rate.  We recorded income taxes of $0.8 million and $2.4 million for the three and nine months ended September 27, 2019, respectively and $0.3 million and $1.5 million for the three and nine months ended September 28, 2018, respectively.  The income tax provision was due primarily to pre-tax income generated in certain foreign jurisdictions.  We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

For the three and nine months ended September 27, 2019, we included Global Intangible Low Tax Income (“GILTI”) of $4.4 million and $12.1 million, respectively, in U.S. gross income, which was fully offset with net operating loss carryforwards.  We were not able to utilize the deduction of 50 percent of GILTI, as this deduction is limited to the Company’s U.S. taxable income.

Due to our history of losses in the U.S., we have maintained a full valuation allowance to offset the value of our U.S. net deferred tax assets on our balance sheet as of September 27, 2019, with the exception of the remaining refundable alternative minimum tax credit of $0.3 million.  However, global profit is now includable in U.S. income under GILTI and as a result we have reported income in the U.S. in fiscal year 2018.  As our global profitability improves, including our ability to meet or exceed forecasts, we will continue to reassess at each reporting period the need for a full or partial valuation allowance on our U.S. net deferred tax assets.  We determine the need for a valuation allowance based upon all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income, impact of GILTI in the U.S., tax planning strategies, and results of recent operations. If it is more likely than not that the deferred tax asset is realizable, we would record an income tax benefit for all or a portion of the valuation allowance in the period in which such determination is made.  Any such changes in the assessment of a full or partial valuation allowance could have a material impact on earnings.  The valuation allowance was approximately $39.8 million as of September 27, 2019.

Liquidity and Capital Resources

We believe our current cash balances coupled with cash flows from operating activities is expected to be adequate to cover our operational and business needs through at least the next 12 months.  Our financial condition at September 27, 2019 and December 28, 2018 included the following (in millions):

	September 27, 2019	December 28, 2018	2019 vs. 2018
Cash and cash equivalents	$112.3	$103.9	$8.4
Current assets	$165.0	$151.6	$13.4
Current liabilities	30.0	27.7	2.3
Working capital	$135.0	$123.9	$11.1

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at September 27, 2019, we have a line of credit with a Japanese lender, in the amount of $4.6 million, with $2.3 million of availability and a line of credit with a Swiss lender, in the amount of $1.0 million, which is fully available for borrowing.

Net cash provided by operating activities was $16.0 million and $10.4 million for the nine months ended September 27, 2019 and September 28, 2018, respectively.  Net cash provided by operating activities for the nine months ended September 27, 2019, consisted of $13.0 million in non-cash items and $7.7 million in net income, offset by $4.7 million in working-capital changes.  The increase in net cash provided by operating activities during the nine months ended September 27, 2019 was due to an increase in net income of $3.8 million and an increase of $3.6 million in non-cash items offset by a decrease in net working capital of $1.8 million.

Net cash used in investing activities was $7.2 million and $1.7 million for the nine months ended September 27, 2019 and September 28, 2018, respectively, and relate primarily to the acquisition of property, plant, and equipment.  The increase in investment in property, plant and equipment during 2019, relative to 2018, is primarily due to investments in manufacturing facilities intended to satisfy growing demand for our products.

Net cash used in financing activities was $0.7 million for the nine months ended September 27, 2019 and net cash provided by financing activities was $75.1 million for the nine months ended September 28, 2018.  Net cash used in financing activities for the nine months ended September 27, 2019 consisted of $1.5 million repayment on the Japan line of credit and $1.0 million repayment of finance lease obligations, offset by $1.8 million of proceeds from the exercise of stock options.  During the nine months ended September 28, 2018, we closed an offering of our common stock and received $72.2 million.

Credit Facilities and Commitments

Lines of Credit and Leases

See Notes 7 and 8 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of September 27, 2019.

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

During the nine months ended September 27, 2019, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended September 27, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	October 30, 2019	By:	/s/ DEBORAH J. ANDREWS
Deborah J. Andrews
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)