Form 10-K
period 2020-01-03
STAAR SURGICAL CO
filed 2020-02-26
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,308,394,773 based on the closing price per share of $29.38 of the registrant’s Common Stock on that date.

The registrant has 44,962,983 shares of common stock, par value $0.01 per share, issued and outstanding as of February 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

Operations

STAAR has significant operations globally. Activities outside the United States (U.S.) accounted for 95% of our total sales in fiscal year 2019, primarily due to the pacing of product approvals and commercialization that tend to occur first outside the United States. STAAR sells its products in more than 75 countries, with direct distribution (i.e., via STAAR representatives) in Japan, Spain, the U.S., Germany, Canada, the U.K. and Singapore, with a combination of direct distribution and independent distribution (i.e., via distributors and STAAR representatives) in China, Korea and India, and with independent distribution in the remainder of the countries where we sell.

STAAR maintains operational and administrative facilities in the U.S., Switzerland, and Japan. Its current global operations are as follows:

•

United States. STAAR operates its global administrative offices and principal manufacturing facility in Monrovia, California. The Monrovia manufacturing facility primarily makes the Visian implantable Collamer lens product family, including the EVO Visian ICL (collectively referred to as ICLs), preloaded silicone intraocular lenses (IOLs), and injector systems. We manufacture the raw material for Collamer lenses in our facility in Aliso Viejo, California.  STAAR also operates a Technology Center housing its Research & Development team and labs in Tustin, California.   STAAR’s facility in Lake Forest, California serves as our corporate headquarters.  It contains executive offices and operational facilities we expect to use for future manufacturing of STAAR’s Presbyopia lenses.

•

Switzerland. STAAR operates an administrative, distribution and operational facility in Brugg, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. We are in the process of expanding our manufacturing capabilities for STAAR’s ICL products in the Nidau, Switzerland facility.

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

Principal Products

In designing our products, we seek to delight patients and surgeons by:

•	Improving patient outcomes;
•	Minimizing patient risk; and
•	Simplifying ophthalmic procedures and post-operative care for the surgeon and the patient.

EVO Visian ICL and Visian ICL.  Refractive surgery corrects visual disorders that eyeglasses or contact lenses have traditionally treated (myopia, hyperopia, astigmatism, and presbyopia). The field of refractive surgery includes both lens-based procedures, using products like our ICL, and laser-based procedures like LASIK. The ICL product line treats a wide range of refractive errors within commonly known vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism.

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

Our ICL is the only posterior chamber phakic IOL (PIOL) approved by the Food and Drug Administration (FDA) for marketing and sale in the U.S., and we believe it is the world’s largest selling phakic IOL. Our biocompatible Collamer material belongs to a family of materials known as collagen copolymers. Collagen copolymers are compounds formed by joining molecules of collagen derived from biological sources with synthetic monomer molecules. The proprietary Collamer material is exclusive to us. We believe that the biocompatibility of the Collamer material used for the ICL product line is a significant factor in the ability to place this lens safely in the posterior chamber of the eye.

The ICL has been implanted into more than 1,000,000 eyes worldwide. STAAR began selling the ICL for myopia for use outside the U.S. in 1997. U.S. sales commenced in 2006. In September 2011, STAAR launched the ICL with CentraFLOW technology, which uses a port in the center of the ICL optic in markets outside the U.S. The port is of a size intended to optimize the flow of fluid within the eye without affecting the quality of vision.  The central port also eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant. The CentraFLOW technology makes the visual outcomes of the ICL available through a simpler and more comfortable surgical implantation experience. We are authorized to sell the ICL with CentraFLOW technology in the following ex-U.S. regions:  the 31 countries that require the European Union CE Mark, China, Canada, Korea, Japan, India, Argentina, Singapore, and several countries in the Middle East. In December 2015, we received the CE Mark for EVO+, an ICL with CentraFLOW technology and an expanded optical zone of up to 20%. We believe the expanded optical zone may further improve certain patients’ visual experience, thus making the ICL increasingly desirable for both patients and ophthalmic surgeons. We are authorized to sell the EVO+ in the following ex-U.S. regions:  the 31 countries that require the European Union CE Mark, Korea, Japan, India, Canada, Hong Kong, Turkey, and several countries in the Middle East.  The Hyperopic ICL, which treats far-sightedness, is sold primarily in countries that require the European Union CE Mark. Typically, ICL surgery is an elective procedure paid for or financed by the patient.

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

According to Market Scope, LLC a publisher of ophthalmic industry data, approximately 4.0 million refractive procedures, primarily laser vision procedures, were performed worldwide in 2019. The incidence of myopia is growing globally, with high myopia becoming more common according to recently published articles, affecting nearly 5 billion and 1 billion people, respectively, by 2050 (Global Prevalence of Myopia and High Myopia and Temporal Trends from 2000 through 2050, Ophthalmology, Vol. 123, No. 5, May 2016; Global trends in myopia management attitudes and strategies in clinical practice, Contact Lens and anterior Eye, Vol. 39, 2016).  We believe this will result in a significantly increased number of patients seeking refractive procedures. We believe that over the past decade negative publicity regarding LASIK has reduced patient interest in the LASIK procedure. The ICL is a lens-based refractive procedure (unlike LASIK) with over 1,000,000 ICLs implanted to date. Surgeons have published over 100 peer-reviewed articles with clinical data regarding the safety, effectiveness, and visual quality of the ICL. We believe the ICL provides a safe and effective solution for the growing number of myopic patients who will seek visual freedom from eyeglasses and contact lenses.

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

In September 2018, the FDA granted approval of our PMA Supplement for the Visian Toric ICL for the correction of myopia with astigmatism for marketing and sale in the United States.  In July 2019, we submitted to DEKRA, STAAR’s European Notified Body, data from our multi-site European pivotal clinical trial for the EVO+ Visian® ICL with Aspheric (EDOF) Optic (“EDOF Lens”), a lens that is designed to provide correction or reduction of myopia or hyperopia and presbyopia (the age-related loss of near vision).  In August 2019, the FDA notified us that it had determined that STAAR had provided sufficient data to support initiation of a human clinical study in the United States of the EVO/EVO+ VISIAN® Implantable Collamer® Lens for Myopia, and EVO/EVO+ VISIAN® Toric Implantable Collamer® Lens for Myopia with Astigmatism. On January 31, 2020, the first patient was implanted in our U.S. human clinical study for our EVO ICL family of lenses.  In December 2019, DEKRA approved expansion of STAAR’s labeling to include use in pseudophakic eyes (those eyes with an intraocular lens after cataract surgery) for EVO/EVO+ and VISIAN® Implantable Collamer® Lenses for myopia and hyperopia, and EVO/EVO+ and VISIAN® Toric Implantable Collamer® Lenses for myopia and hyperopia with astigmatism.

Sales of ICLs (including EVO+ and TICLs) accounted for approximately 86% of our total sales in fiscal 2019, 82% of our total sales in fiscal 2018 and 75% of our total sales in fiscal 2017.

Other Products

Intraocular Lenses (IOLs). We produce and market a line of foldable IOLs manufactured from silicone in a three-piece design with Polyimide loop haptics attached to the optic. STAAR also sells aspheric IOLs made of silicone that use optical designs that produce a clearer image than traditional spherical lenses, especially in low light. In most of the countries where STAAR does business, government agencies reimburse most or all of the cost of cataract surgery and IOLs.  Government agencies continue to reduce the reimbursement rates for cataract surgery and IOLs. In response, we continue to assess and rationalize our low margin IOLs.  For example, during the fourth quarter of 2019, we decided to phase out our nanoFLEX IOL, a single piece aspheric IOL.

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

Sales of IOLs accounted for approximately 11% of our total sales in fiscal 2019, 13% of our total sales in fiscal 2018 and 19% of our total sales in fiscal 2017.

Other Surgical Products.  We sell injector parts to our acrylic lens supplier for their preloaded acrylic IOL that they sell under their own brand. Also, we sell other related instruments and devices that we manufacture, or that are manufactured by others. Generally, these products have lower overall gross profit margins relative to our ICLs and IOLs. Sales of other surgical products accounted for approximately 3% of our total sales in fiscal 2019, 5% of our total sales in fiscal 2018 and 6% of our total sales in fiscal 2017.

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

Patents, Trademarks, and Licenses

We strive to protect our investment in the research, development, manufacturing, and marketing of our products through the use of patents, trademarks, licenses, trade secrets, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets, know-how and other intellectual property related and important to our business. As of January 3, 2020, we owned approximately 63 United States and foreign patents and had 36 patent applications pending. We rely more on trade secrets than patents and believe that no particular patent is so important that its loss or expiration would materially adversely affect our operations as a whole.

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

Worldwide, we sell all of our major products under trademarks we consider to be important to our business. STAAR®, EVO Visian ICL™, Evolution in Visual Freedom®, Visian®, Collamer®, CentraFLOW®, AquaPORT®, nanoFLEX® nanoPOINT® and Afinity® are trademarks or registered trademarks of STAAR in the U.S., the European Union, or other countries. The scope and duration of trademark protection varies widely throughout the world. In some countries, trademark protection continues only as long as the mark is used. Other countries require registration of trademarks and the payment of registration fees. Trademark registrations are generally for fixed but renewable terms.

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

One customer, Shanghai Langsheng, our China distributor who sells in to China and Hong Kong, accounted for more than 43% of our consolidated net sales during fiscal 2019.  Net sales to Shanghai Langsheng during each of the last three fiscal years were as follows:

Net Sales to Shanghai Langsheng
Fiscal Year	Net Sales ($, in thousands)	Net Sales as Percentage of Consolidated Net Sales
2019	$64,820	43.2%
2018	$46,070	37.2%
2017	$24,473	27.0%

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

We believe our primary competition in selling the ICL to patients seeking surgery to correct refractive conditions lies not in similar products to the ICL, but in laser surgical procedures.  Alcon (formerly a part of Novartis), Johnson & Johnson (formerly Advanced Medical Optics or AMO), Bausch Health Companies (formerly Valeant, Bausch & Lomb or B+L), and Carl Zeiss Meditec AG, all market lasers for corneal refractive surgery and promote their sales worldwide.

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

The global cataract market is highly concentrated, with the top five competitors (Alcon, Johnson & Johnson, Hoya, Bausch Health Companies and Carl Zeiss Meditec) combined accounting for approximately 67% of total market revenue, according to a 2019 report by Market Scope.

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

The anterior segment consists of the cornea, the iris and ciliary body and the trabecular meshwork. It is filled with a water-based fluid called aqueous humor and is divided, by the iris, into an anterior chamber and a posterior chamber. The cornea is a clear lens at the front of the eye through which light first passes and is focused towards the back of the eye. The interior surface of the cornea is lined with a single layer of flat, tile-like endothelial cells, whose function is to maintain the transparency of the cornea. The iris is a pigmented muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The crystalline lens, located behind the iris, completes the focusing of light and can change shape to focus objects at different distances onto the retina, located in the back of the eye. The trabecular meshwork, a drainage channel located between the iris and the surrounding white portion of the eye, maintains a normal pressure in the anterior chamber of the eye by draining excess aqueous humor.

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

The requirements for clearance or approval to market medical products vary widely by country. The requirements range from minimal requirements to rigorous requirements comparable to those established by the FDA. Obtaining clearance or approval to distribute medical products is complex, costly, and time-consuming in virtually all the major markets where we sell medical devices. We cannot give any assurance that any new medical devices we develop will be cleared or approved in any country where we propose to sell our medical devices or, if approved, whether such approvals will be granted in a timely or cost-effective manner, be as broad in scope as we seek, or be conditioned on post-market study requirements or restrictive labeling. We also cannot give any assurance that if our medical devices are approved for sale in a country, subsequent action will not be taken by the responsible regulatory authorities in the country with respect to our medical devices that might affect our ability to maintain the required approvals in the country or to continue to sell our medical devices in the country.  The regulatory requirements in our most important current markets, China, Europe, Japan, Korea and the U.S., are discussed below.

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

For example, on May 27, 2014, we received a warning letter from the FDA (2014 Warning Letter) citing alleged violations of current good manufacturing practice (cGMP) regulations that were identified by the FDA during an inspection of our manufacturing facility in Monrovia, California between February 10, 2014, and March 21, 2014. On November 14, 2014 and continuing through February 4, 2015, the FDA again inspected our Monrovia facility. On February 4, 2015, at the conclusion of the inspection, the FDA issued an FDA-483 with ten inspectional observations (2015 FDA-483). STAAR responded to the 2014 Warning Letter and the 2015 FDA-483 and implemented its corrective action plans relating to the 2014 Warning Letter and the 2015 FDA-483.  On April 30, 2018 continuing through May 18, 2018 FDA again inspected our Monrovia facility, and on June 19, 2018, we received a close-out letter from the FDA lifting the 2014 Warning Letter.

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

Regulatory Requirements Outside the United States.

CE Marking. In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union plus Norway, Iceland, and Liechtenstein, medical devices must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with the essential requirements of the EU Medical Device Directive is a prerequisite to be able to affix a Conformité Européenne Mark (CE Mark), without which medical devices cannot be marketed or sold in the EEA. To demonstrate compliance with the essential requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification.

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

The European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in 2017, which replaced the existing Directives and provided three years for transition and compliance. The MDR will change several aspects of the existing regulatory framework, such as updating clinical data requirements and introducing new ones, such as Unique Device Identification (UDI). We and the Notified Bodies who will oversee compliance to the new MDR face uncertainties and increased costs as the MDR is rolled out and enforced by the European Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years. The exit of the UK from the European Union (BREXIT) has resulted in the requirement to re-certify our preloaded acrylic IOL under a non-UK Notified Body, and to separately register our CE Marked products for sale in the UK.

We have affixed the CE Mark to all our principal products sold in CE Mark jurisdictions including ICLs, IOLs and injector systems. In July 2017, our Notified Body in the European Union, DEKRA, re-certified the CE Marking for all our currently certified and commercially available medical devices. In March 2018, DEKRA performed audits of our US and Swiss facilities certifying them to EN ISO 13485:2016 as well as to the “Medical Device Single Audit Program” (MDSAP). MDSAP provides for a single audit recognized by Australia, Brazil, Canada, Japan and the United States demonstrating routine compliance with QSR/GMP requirements. DEKRA performed an unannounced audit in December 2018, and completed surveillance audits by July 2019 reconfirming our compliance to EN ISO 13485:2016 and MDSAP.

Medical Device Regulation in Japan. The Japanese Ministry of Health, Labor, and Welfare (MHLW) regulates the sale of medical devices under Japan’s Pharmaceutical Affairs Law (PAL). The Pharmaceuticals and Medical Devices Agency (PMDA), a quasi-governmental organization, performs many of the medical device review functions for MHLW. Medical devices generally must undergo thorough safety examinations and demonstrate medical efficacy before the MHLW grants shonin (premarket device approval) or ninsho (certification). Manufacturers and resellers (referred to as Marketing Authorization Holders or MAHs) must also satisfy certain requirements before the MHLW grants a business license, or kyoka. Requirements for manufacturers and MAHs include compliance with Japanese regulations covering GQP (good quality control practice) and GVP (good vigilance practice), which largely include conformity to the ISO 13485 standard and are similar to good manufacturing practice and post-market surveillance requirements in the United States, as well as the assignment of internal supervisors over marketing, quality assurance, and safety control.

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

In the United States, the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program, sets coverage and reimbursement policies for the Medicare program. CMS may modify its coverage and reimbursement policies related to IOLs, including our IOLs, as well as cataract procedures using IOLs, at any time. Since the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, there have been an increasing number of legislative initiatives in the United States to contain health care coverage and reimbursement by governmental and other payers. These laws, as well as future laws that may be enacted, may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and thus, our financial operations.

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

During 2020, we intend to continue our focus on research and development in the following areas:

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

Employees

As of January 3, 2020, we had approximately 550 full-time equivalent employees.

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

hyperopia – the refractive disorder commonly known as farsightedness, which occurs when the eye’s lens focuses images behind the plane of the retina rather than on the retinal surface. An adult with moderate to high hyperopia cannot see close objects without eyeglasses or contact lenses. Because presbyopia often results in the need for reading glasses, it is sometimes confused with farsightedness.

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

myopia – the refractive disorder also known as nearsightedness, which occurs when the eye’s lens focuses images in front of the retina rather than on the retinal surface. A person with myopia cannot clearly see distant objects without eyeglasses or contact lenses.

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

presbyopia – an age-related condition in which the crystalline lens loses its ability to focus on both near and far objects. People who have had normal vision will typically begin to need eyeglasses for reading or other close tasks at some point after age 40 due to presbyopia.

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

YAG – an acronym for yttrium-aluminum-garnet, a mineral crystal. Lasers using neodymium-doped yttrium aluminum garnet crystals (Nd:YAG) generate a high-energy beam that can be used in a number of ophthalmic procedures, including creating iridotomies before implantation of some models of the ICL.

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

In 2019 our revenue grew by 21% and we achieved $0.30 diluted earnings per share.  While we plan to continue sales growth and remain profitable, there can be no guarantee that we will achieve our growth and profitability plans in 2020.  While we achieved profitability in the past two years, we reported losses in three of the past five years. Our profitability is challenged by the competitive nature of our industry and the other risks to our business detailed herein.

Compliance issues may adversely impact our operations.

Quality system and other deficiencies observed by the FDA at certain of our facilities in the past resulted in delays in product approvals.  We plan to remain in compliance with regulatory requirements established by applicable global regulatory agencies, however, there can be no guaranty that we will do so. If we cannot maintain compliance with a particular jurisdiction’s regulatory requirements, it could adversely impact our financial performance/have a material adverse effect on our ongoing business and operations.  We expect to continue to devote resources and attention to our quality systems and compliance and other regulatory requirements as part of the ordinary course of business. We cannot ensure that our efforts will be successful and failure to achieve or maintain compliance may materially and adversely impact our business and operations.

We rely and depend on independent distributors in international markets.

Except for the U.S., Japan, Spain, Germany, Canada, the U.K. and Singapore, we sell our products through independent distributors who generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose customers who have been dealing with that distributor, and may be required to compensate the distributor for termination. Because these distributors are independent, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors could result in declining sales in that territory, harm to the reputation of our company or our products, or legal liability. For example, if Shanghai Langsheng, which accounted for more than 43% of our fiscal 2019 consolidated net sales, ceased to serve as our distributor, or significantly underperformed our expectations, we may experience a substantial reduction in sales.

Unfavorable economic conditions or negative publicity concerning complications of laser eye surgery, or medical devices in general, could hurt sales of our refractive products.

Approximately eighty-six percent (86%) of our revenue was derived from ICL lenses used in refractive procedures. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements with third parties. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Economic stagnation, lack of consumer confidence or new recessions in any of our larger markets could slow ICL sales growth or, if severe, cause declines in sales. Because the ICL is our best selling and highest gross margin product, restricted growth or a decline in its sales could materially harm our business.

We believe that negative publicity in the past regarding the potential complications of refractive surgery and potential patient dissatisfaction, in particular because of LASIK and other corneal laser-based procedures, decreased patient interest in LASIK as well as all other refractive procedures. Depending on the nature and severity of any future negative publicity about refractive surgery, the growth of ICL sales could be limited or sales could decline due to decreased patient interest in all refractive surgery.  Recent negative publicity regarding alleged harm to patients caused by LASIK may decrease patient interest in undergoing a medical procedure involving a medical device such as our ICL.

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

In particular, we manufacture the proprietary collagen-containing raw material used in our ICLs internally. If the supply of these collagen-containing raw materials is disrupted, it could result in our inability to manufacture those products and would have a material adverse effect on STAAR. The loss of our external supply source for silicone material, polymer for injectors or acrylic lenses could also cause us material harm.

Further, any failure by us to forecast demand for or to maintain an adequate supply of, raw material and finished product could result in an interruption in the supply of certain products and a decline in the sales of that product.  For example, in 2019 our ICL sales grew 28%. If our suppliers or we are unable or our suppliers are unwilling to meet our increased manufacturing requirements, we may not be able to produce enough materials or products in a timely manner, which could cause a decline in our sales.

Because our business is global our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates and/or other international risks (including tariffs).

Activities outside the U.S. accounted for approximately 95% of our total sales during 2019. Foreign currency fluctuations could result in volatility of our revenue. The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations. The strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation in emerging markets could also make our products more expensive and increase the credit risks to which we are exposed.  Future foreign currency fluctuations could favorably or unfavorably impact and increase the volatility of our revenue, profitability, and stock price.

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

We have accumulated approximately $129.0 million of U.S. federal tax net operating loss carryforwards as of January 3, 2020, which can be used to offset taxable income in future years if our U.S. operations become profitable. If unused, the pre-2018 tax loss carryforwards will begin to expire between 2020 and 2037. Recently enacted legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (GILTI) earned by certain foreign subsidiaries.  At this time, our U.S. operations are not profitable, however, recognizing GILTI may offset federal net operating loss carryforwards, as it did for fiscal years 2019 and 2018.  Our ability to utilize any future net operating losses may also be limited by the Tax Act.  Under the Tax Act, the amount of post-2017 net operating losses we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year. The unused net operating losses, pre-2018 tax year can still offset 100% of taxable income.  In addition, the Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. Due to these changes under the Tax Act, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we generate profits in future years.  Moreover, if we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of our tax loss carryforwards even if our U.S. operations generate significant profits.

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

In our major markets, regulatory approval to manufacture materials and sell our products is generally limited to the current manufacturing site, and changing the site requires applications to and approval from regulatory bodies prior to commercialization. To satisfy our own quality standards as well as regulations, we must follow strict protocols to confirm that products and materials made at a new site are equivalent to those made at the currently approved site. For example, we have commenced activities to resume manufacturing ICLs at our Swiss facility, but there can be no guaranty whether or when that facility will be prepared and approved by regulators for manufacturing. Even minor changes in equipment, supplies or processes require validation. Unanticipated delays with a transferred process or difficulties in manufacturing a transferred material could interrupt our supply of products. Any sustained interruption in supply could cause us to lose market share and harm our business, financial condition and results of operations.

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

Public health crises, political crises, and other catastrophic events or other events outside of our control may impact our business.

In 2019, we generated approximately 95% of our total sales outside the U.S.  A natural disaster (such as tsunami, power shortage, or flood), public health crisis (such as a pandemic or epidemic), political crisis (such as terrorism, war, political instability or other conflict), or other events outside of our control that may occur anywhere around the world, may adversely impact our business and operating results. Moreover, these types of events could negatively impact surgeon or patient spending in the impacted region(s) or depending upon the severity, globally, which could adversely impact our operating results. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in temporary hospital and clinic closures and a decrease in consumer traffic in China, our largest single market. At this point, the extent to which the coronavirus may impact our full year 2020 results is uncertain. We monitor such events and take actions that we deem reasonable given the circumstances. In the future other types of crises, may create an environment of business uncertainty around the world, which may hinder sales and/or supplies of our products nationally and internationally

We depend on key employees.

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

Our primary competitors, including Alcon (formally Novartis), Johnson & Johnson (formerly Abbott Medical Optics, or AMO) and Bausch Health Companies (formerly Valeant or Bausch & Lomb), have much greater financial, technical, marketing and distribution resources and brand name recognition than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, makes for intense competition. Over the past several years, we have lost market share in IOL sales to some of our competitors. In addition, competitors from Asia are beginning to appear in some markets with their low-cost version of an implantable contact lens, which competes with our ICL.  With our increased commercial success with the ICL, additional companies may seek to enter the refractive phakic intraocular lens market.

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

Our pension plans taken together are underfunded by approximately $7.8 million ($1.7 million for the Japan Plan and $6.1 million for the Swiss Plan) as of January 3, 2020.

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

We are subject to various data protection regulations in different jurisdictions, including the General Data Protection Regulation (Regulation (EU) 2016/679) (GDPR) and the California Consumer Privacy Act. We have made and continue to engage in compliance efforts to satisfy these regulations, however, we may be unsuccessful in complying with applicable requirements, and may be at risk of enforcement actions and/or subject to fines, including those imposed by a data protection authority. As a result, we may incur substantial expense in complying with data protection regulations, exposure resulting from a data breach, ransomware or non-compliance and may be distracted from other aspects of our business.

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

Our future growth depends, in part, on our ability to timely develop products to treat diseases and disorders of the eye that are more effective, safer, or incorporate emerging technologies better than our competitors’ products, and are accepted by physicians and patients. Sales of our existing products may decline rapidly if one of our competitors introduces a superior product, or if we announce a new product of our own. If we focus on research and development or technologies that do not lead to better products, more effective or advanced products could surpass our current and planned products. In addition, such product development efforts could require a significant investment of resources.  If we are able to develop new products, we must manufacture these products economically and market them successfully by demonstrating to enough eye-care professionals the overall benefits of using them.  If we do not timely develop new products that meet market demand or if there is insufficient demand for our new products, our sales and results of operations could be harmed.  For example, it is uncertain whether physicians in countries that recognize the CE Mark will adopt the EVO Visian ICL for use in pseudophakic eyes (those eyes with an intraocular lens after cataract surgery), which or Notified Body approved for marketing and sale in December 2019.

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

In order to further advance the development of, and ultimately receive regulatory approval to manufacture and sell, our new products or product enhancements, we may be required to conduct extensive clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or regulatory authorities in other countries. Clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of the clinical trials, and can result from concerns about safety, a lack of demonstrated efficacy, or poor study or trial design.  For example, we cannot ensure that our on-going clinical trial of the EVO Visian ICL with EDOF optic will succeed in obtaining a claim for correcting early presbyopia by our Notified Body.  Nor can we ensure that our on-going clinical trial of EVO Visian ICL will succeed in obtaining approval for correcting myopia or astigmatism by the FDA.  The commencement and completion of clinical trials may be delayed or prevented by many factors, including, but not limited to:

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

In addition, the FDA and other regulatory authorities may change their clearance and approval policies, adopt additional regulations, or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development, cause the loss of previously received approvals or clearances or impact our ability to modify our currently cleared products on a timely basis.  Also, we expect to incur additional costs complying with the European Union’s new Medical Device Regulation (MDR).

We depend on proprietary technology but our intellectual property protections may be limited.

While we rely on various intellectual property laws, contractual provisions and confidentiality procedures and copyright laws to protect the proprietary aspects of our technology, we rely more on trade secrets and know-how, which may not prevent third parties from using publicly available information to access our technology.  With respect to our patents, any of them may be challenged, invalidated, circumvented or rendered unenforceable. Any of our pending patent applications may fail to result in an issued patent or fail to provide meaningful protection against competitors or competitive technology. Litigation may be necessary to enforce our intellectual property rights, and to protect or determine the validity and scope of our proprietary rights. We also challenge others’ patents or patent applications from time to time.  Any litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that the validity and breadth of claims covered by patents in our industry may involve complex legal issues that are open to dispute. Any litigation or claims against or instituted by us, whether or not successful, could result in substantial costs, divert resources and the efforts of our personnel away from daily operations, harm our reputation, result in the impairment of our intellectual property rights, limit our ability to pursue future products and/or otherwise materially adversely impact our business.

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

We plan to continue relying on our intellectual property rights to protect products and technology that we may develop or employ in the future, but third parties may develop and obtain patents covering such products or technology. In such event, we may need to obtain licenses for such patents. However, we may not be able to obtain licenses on reasonable terms, if at all, which could limit our ability to manufacture our future products and operate our business.

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

In addition, negative publicity about investigations or allegations of misconduct, even without a finding of misconduct, could harm our reputation with healthcare professionals and also with the market for our common stock. Responding to investigations or conducting internal investigations can be costly, time-consuming, and disruptive to our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be volatile.

The market price for our common stock has fluctuated widely. The closing price of our common stock ranged from $23.08 to $40.78 per share during the year ended January 3, 2020. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in the business and market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of our common stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of our common stock.

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

Our largest investor beneficially owns approximately 24% of our outstanding common stock, and our largest five investors beneficially own approximately 51% of our outstanding common stock. Three of our current five directors were recommended by our investors. The sale of a substantial number of shares of our common stock by any or all of our largest investors or our other stockholders within a short period of time could cause our common stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

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

Our operations are conducted in leased facilities throughout the world. Our global administrative offices, principal manufacturing, warehouse and distribution, are in Monrovia, California. STAAR Surgical AG maintains administrative offices, manufacturing capabilities, warehouse and distribution facilities in Nidau and Brügg, Switzerland. Our facility in Lake Forest, California serves as our corporate headquarters and is expected to handle manufacturing of the EVO Visian ICL with EDOF to correct or reduce presbyopia after the product’s approval and the facility’s approval.  The Company leases a research and development facility in Tustin, California and a facility in Aliso Viejo, California for raw material production and research and development activities. STAAR Japan maintains executive offices in Shin-Urayasu, Japan and a final packaging and inspection and distribution facility in Ichikawa City, Japan. We believe our operating facilities in the U.S., Switzerland and Japan are suitable and adequate for our current requirements. The Company could increase capacity as needed.

ITEM 3.	Legal Proceedings

Certain of the legal proceedings in which we are involved are discussed under “Litigation and Claims” in Note 13, “Commitments and Contingencies,” to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are hereby incorporated by reference.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market (NASDAQ) under the symbol “STAA.”

Holders

As of February 20, 2020, there were approximately 306 record holders of our Common Stock.

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

The following graph shows a comparison from January 2, 2015 to January 3, 2020 of the total performance of the following:

•	STAAR Surgical Company;
•	the Nasdaq Stock Market;
•

a peer group we have selected consisting of five companies within our industry or closely related industries: Anika Therapeutics (ANIK); Cutera Inc. (CUTR); Integra LifeSciences Holdings Corp. (IART); Iridex Corp. (IRIX); and Merit Medical Systems, Inc. (MMSI). Cynosure Inc. (CYNO), Volcano Corporation (VOLC), Synergetics USA Inc. (SURG) and Syneron Medical Ltd. (ELOS) were previously included in the peer group, but were acquired and are no longer independent public companies.  In 2018, we revised our peer group, based on data and advice provided by the Radford Group, to increase the number of companies in our peer group (in response to the limited number of companies still operating as independent public companies from our original peer group), and to better reflect our current company profile and market capitalization.  The chart below shows our performance compared to both the prior peer group and the new peer group.  The new peer group consists of the following 16 companies:

Angio Dynamics (ANGO)	Inogen (INGN)
Anika Therapeutics (ANIK)	LeMaitre Vascular (LMAT)
AtriCure (ATRC)	Merit Medical Systems (MMSI)
Atrion (ATRI)	Nevro (NVRO)
AxoGen (AXGN)	Penumbra (PEN)
Cardiovascular Systems (CSII)	Surmodics (SRDX)
CryoLife (CRY)	Tactile Systems Technology (TCMD)
Glaukos (GKOS)	Tandem Diabetes Care (TNDM)

Returns in the graph below reflect historical results; we do not intend to suggest they predict future performance. The data assumes $100 was invested on January 2, 2015 in STAAR common stock and in each of the composite indices, and that dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for Fiscal Years:	2014	2015	2016	2017	2018	2019
STAAR Surgical Company	100.00	79.07	120.16	171.65	346.19	380.74
The Nasdaq Stock Market (US and Foreign Companies)	100.00	107.17	116.61	150.85	145.30	199.85
Old Peer Group	100.00	116.88	152.98	202.94	190.73	200.67
New Peer Group	100.00	107.63	136.03	174.91	203.76	236.95

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	These indexes are reweighted daily, using the market capitalization from the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on January 2, 2015.

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended January 3, 2020, December 28, 2018, December 29, 2017, December 30, 2016 and January 1, 2016. The selected Consolidated Statement of Operations data set forth below for each of the three most recent fiscal years, and the selected Consolidated Balance Sheet data set forth below at January 3, 2020 and December 28, 2018 are derived from our Consolidated Financial Statements, which have been audited by BDO USA, LLP, our independent registered public accounting firm, as indicated in their report included in this Annual Report. The selected Consolidated Statement of Operations data set forth below for each of the two fiscal years in the periods ended December 30, 2016 and January 1, 2016 and the Consolidated Balance Sheet data set forth below at December 29, 2017, December 30, 2016 and January 1, 2016 are derived from audited Consolidated Financial Statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, and the Notes thereto, included in this Annual Report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	January 3, 2020(2)	December 28, 2018(1)	December 29, 2017(1)	December 30, 2016(1)	January 1, 2016(1)
	(In thousands except per share data)
Statement of Operations
Net sales	$150,185	$123,954	$90,611	$82,432	$77,123
Cost of sales	38,231	32,444	26,331	24,063	24,400
Gross profit	111,954	91,510	64,280	58,369	52,723
General and administrative	29,313	24,287	19,465	21,671	18,840
Marketing and selling	45,491	38,600	28,402	28,685	23,970
Research and development	25,298	22,028	20,044	20,668	15,250
Operating income (loss)	11,852	6,595	(3,631)	(12,655)	(5,337)
Total other income (expense), net	1,174	44	1,335	211	(268)
Income (loss) before income taxes	13,026	6,639	(2,296)	(12,444)	(5,605)
Income tax provision (benefit)	(1,022)	1,671	(157)	(315)	928
Net income (loss)	$14,048	$4,968	$(2,139)	$(12,129)	$(6,533)
Net income (loss) per share:
Basic	$0.32	$0.12	$(0.05)	$(0.30)	$(0.17)
Diluted	$0.30	$0.11	$(0.05)	$(0.30)	$(0.17)
Weighted average shares outstanding:
Basic	44,493	42,587	41,004	40,329	39,260
Diluted	46,895	45,257	41,004	40,329	39,260
Balance Sheet Data
Working capital	$140,188	$123,844	$34,802	$28,450	$31,117
Total assets	206,865	167,339	67,932	65,443	62,382
Long-term obligations	12,503	7,185	5,908	6,471	6,019
Stockholders’ equity	159,884	132,426	42,936	37,905	38,846

(1)

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” in fiscal 2018 using the modified retrospective method. As such, fiscal 2015 through 2017 are presented under the previous revenue recognition standard, i.e. ASC 605.

(2)

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019 using the modified retrospective method.  As such fiscal 2015 through 2018 are presented under the previous lease accounting standard, i.e. ASC 840.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 7 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products (including the EVO family of lenses in the U.S. and the EDOF ICL for presbyopia internationally); commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2020 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Overview

STAAR Surgical Company designs, develops, manufactures, and sells implantable lenses for the eye and companion delivery systems used to deliver the lenses into the eye. We are the world’s leading manufacturer of intraocular lenses for patients seeking lens-based refractive vision correction, and we also make lenses for use in surgery to treat cataracts. All the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses. We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs.” The field of refractive surgery includes both lens-based procedures, using products like our ICL family of products, and laser-based procedures like LASIK. Successful refractive surgery can correct common vision disorders such as myopia, hyperopia, and astigmatism. Cataract surgery is a common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (IOL) to restore the patient’s vision. STAAR employs a commercialization strategy that strives for increased share of the refractive market and sustainable profitable growth. Our goal is to position our refractive lenses throughout the world as primary and premium solutions for patients seeking visual freedom from wearing eyeglasses or contact lenses while achieving excellent visual acuity through refractive vision correction. We position our IOL lenses used in surgery that treats cataracts based on quality and value.

See Item 1.  “Business,” for a discussion of:

•	Operations
•	Principal Products
•	Distribution and Customers
•	Competition
•	Regulatory Matters
•	Research and Development

Strategic Priorities for 2020

For 2020 we intend to continue achieving and strengthening our 2019 strategic priorities, which are as follows:

•	Position EVO Implantable Lenses as a Special and Transformational Pathway to Visual Freedom;
•	Execute Go-to-Market Strategy to Significantly Expand Market Share Globally;
•	Innovate and Develop a Pipeline of Next Generation Premium Collamer-Based Intraocular Lenses;

•	Support the Transformation of the Refractive Surgery Paradigm to Lens-Based through Clinical Validation and Medical Affairs Excellence;
•	Continue our Focus on and Commitment to STAAR’s Culture of Quality; and
•	Deliver Shareholder Value.

To realize these priorities, we are planning to:

•

Continue to invest in manufacturing and facilities expansion that include, among other things: (i) increasing manufacturing capacity at our Monrovia, California facility for our myopia ICLs; (ii) reopening and expanding our manufacturing and distribution facilities in Switzerland; (iii) preparing for the validation of our Lake Forest, California facility for the manufacturing of our ICL with EDOF for presbyopia lenses, which we expect to be approved for sale initially in CE Mark countries;

•	Continue market share gains in all global markets, including China. We will continue to focus on increasing consideration and usage of low and mid-diopter ICLs;
•	Continue to increase investment in Direct-to-Consumer marketing and patient education in targeted markets; and
•	Continue to strengthen existing and finalize new strategic agreements and alliances with global partners.

We believe that if we accomplish our plans, we will achieve the following target results for 2020:

•	ICL unit growth percentage target increase of 30% or above compared with 2019 ICL unit growth;
•

Overall revenue growth percentage target an increase in the range of 16% to 20% over 2019 (despite an expected overall sales decline in our Other Products segment of approximately $3.0 million, including an approximately $2.3 million reduction in IOLs and $0.50 million reduction in sales of low margin injector parts);

•	GAAP Net Income is anticipated as similar to 2019, excluding the tax benefit in 2019 of $0.07 earnings per share; and
•	Positive full year cash flow and cash balance increase.

Finally, we will continue to evaluate opportunities to acquire new product lines, technologies, and companies.

We continue to assess and manage through the potential impact of the coronavirus, which remains uncertain at this time and may adversely affect our financial results. For example, our customers in China have experienced a mandated pause in procedures during the month of February and our ICL unit volume will be impacted in the first quarter of fiscal 2020. We currently expect a potential $5 million to $7 million delay in sales orders. We understand that our customers in China are hopeful to resume robust clinical activities, including implantation of the EVO ICL family of lenses, in March. Excluding any potential full year impact from the coronavirus, at this time we are maintaining our full year sales outlook.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s Consolidated Statement of Operations for the period indicated.

	Percentage of Net Sales
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	25.5%	26.2%	29.1%
Gross profit	74.5%	73.8%	70.9%
General and administrative	19.5%	19.6%	21.5%
Marketing and selling	30.3%	31.1%	31.3%
Research and development	16.8%	17.8%	22.1%
Total selling, general and administrative	66.6%	68.5%	74.9%
Operating income (loss)	7.9%	5.3%	(4.0)%
Total other income, net	0.8%	0.0%	1.5%
Income (loss) before income taxes	8.7%	5.3%	(2.5)%
Provision (benefit) for income taxes	(0.7)%	1.3%	(0.2)%
Net income (loss)	9.4%	4.0%	(2.3)%

Net Sales

The following table presents our net sales, by product for the fiscal years presented (dollars in thousands):

	2019		2018		2017
	% of Total	Sales	% of Total	Sales	% of Total	Sales
ICLs	86.1%	$129,322	81.5%	$101,082	75.4%	$68,325
Other product sales
IOLs	10.5%	15,689	13.1%	16,193	19.0%	17,258
Other surgical products	3.4%	5,174	5.4%	6,679	5.6%	5,028
Total other product sales	13.9%	20,863	18.5%	22,872	24.6%	22,286
Net sales	100.0%	$150,185	100.0%	$123,954	100.0%	$90,611

Net sales for 2019 were $150.2 million, a 21% increase over the $124.0 million reported in fiscal 2018. The increase in net sales was due to an increase in ICL sales of $28.2 million, partially offset by a decrease in other product sales of $2.0 million. Changes in foreign currency unfavorably impacted net sales by $1.3 million.

Net sales for 2018 were $124.0 million, a 37% increase over the $90.6 million reported in fiscal 2017. The increase in net sales was due to increases in ICL sales of $32.8 million and other product sales of $0.6 million. Changes in foreign currency favorably impacted net sales by $0.2 million.

Total ICL sales for 2019 were $129.3 million, a 28% increase from $101.1 million reported for fiscal 2018, with unit growth up 33.4%. The sales increase was driven by the APAC region, which grew 40% with unit growth of 44%, primarily due to sales growth in Japan up 67%, China up 41%, Korea up 26%, other APAC Distributors up 16% and India up 12%.  The Europe, Middle East, Africa and Latin America region, grew 2% with unit growth of 7%, primarily due to increased sales in UK up 19%, Germany up 9% and Spain up 7%, partially offset by decrease sales in the Middle East of 9% and Latin America of 8%.  The North America region grew 18%, with unit growth of 4%, primarily due to growth in the U.S., as a result of sales of the Toric ICL in 2019, partially offset by decreased sales in Canada.  Changes in foreign currency unfavorably impacted ICL sales by $1.3 million.  ICL sales represented 86.1% of our total sales for fiscal year 2019.

Total ICL sales for 2018 were $101.1 million, a 48% increase from $68.3 million reported for fiscal 2017, with unit growth up 54%. The sales increase was driven by the APAC region, which grew 73% with unit growth of 82%, primarily due to sales growth in China up 91%, Japan up 90%, and Korea up 37%.  The Europe, Middle East, Africa and Latin America region, grew 20% with unit growth of 12%, due to increased sales in Middle East up 39%, Germany up 31%, Latin America up 14%, Spain up 13%, Distributor Operations up 8% and the U.K. up 6%.  The North America region grew 4%, with unit growth of 6%, primarily due to growth in Canada.  In November 2018, the U.S. started to sell Toric ICLs. Changes in foreign currency favorably impacted ICL sales by $0.1 million.  ICL sales represented 81.5% of our total sales for fiscal year 2018.

Other product sales, including IOLs were $20.9 million for fiscal 2019, a decrease of 8.8% from $22.9 million reported in fiscal 2018.  The decrease is due to the decreases in preloaded injector part sales to a third-party manufacturer for product they sell to their customers and in IOL sales.  Other product sales represented 13.9% of our total sales for fiscal year 2019.

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

Gross Profit

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Gross profit	$111,954	$91,510	$64,280	22.3%	42.4%
Gross margin	74.5%	73.8%	70.9%

Gross profit for 2019 was $112.0 million, a 22.3% increase compared to the $91.5 million reported for 2018.  Gross profit margin increased to 74.5% of revenue for 2019 compared to 73.8% of revenue for 2018, due to favorable product mix resulting from increased sales of ICLs, partially offset by period costs associated with the project to resume manufacturing in Switzerland.  The gross margin impact of lower average selling prices was more than offset by the favorable impact of improved product mix.

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

General and Administrative Expense

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
General and administrative expense	$29,313	$24,287	$19,465	20.7%	24.8%
Percentage of sales	19.5%	19.6%	21.5%

General and administrative expenses for 2019 were $29.3 million, an increase of 20.7% when compared with $24.3 million reported for 2018. The increase in general and administrative expenses was due to an increase in headcount and salary-related expenses including stock-based compensation, increased facility costs and professional fees.

General and administrative expenses for 2018 were $24.3 million, an increase of 24.8% when compared with $19.5 million reported for 2017. The increase in general and administrative expenses was due to an increase in headcount and salary-related expenses including stock-based compensation, and increased facility costs.

Marketing and Selling Expense

The following table presents our marketing and selling expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Marketing and selling expense	$45,491	$38,600	$28,402	17.9%	35.9%
Percentage of sales	30.3%	31.1%	31.3%

Marketing and selling expenses for 2019 were $45.5 million, an increase of 17.9% when compared with $38.6 million for 2018. The increase in marketing and selling expenses was due to an increase in headcount and salary-related expenses including stock-based compensation and continuing investments in digital, consumer, and strategic marketing, and travel expenses.

Marketing and selling expenses for 2018 were $38.6 million, an increase of 35.9% when compared with $28.4 million for 2017. The increase in marketing and selling expenses was due to an increase in headcount and salary-related expenses including stock-based compensation and investments in digital, consumer, and strategic marketing and commercial infrastructure.

Research and Development Expense

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Research and development expense	$25,298	$22,028	$20,044	14.8%	9.9%
Percentage of sales	16.8%	17.8%	22.1%

Research and development expenses for 2019 were $25.2 million, an increase of 14.8% compared to $22.0 million for 2018. The increase was due to an increase in headcount and salary-related expenses including stock-based compensation, increased clinical expenses associated with our EDOF clinical trial in Europe and EVO clinical trial in the U.S.

Research and development expenses for 2018 were $22.0 million, an increase of 9.9% compared to $20.0 million for 2017. The increase was due to an increase in headcount and salary-related expenses including stock-based compensation, increased clinical expenses associated with our clinical trial for the next generation ICL with an EDOF optic, and an increase in medical affairs expenses.

Research and development expense consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products, the regulatory and clinical activities required to acquire and maintain product approvals globally and medical affairs expenses. These costs are expensed as incurred.

Other Income (Expense), Net

The following table presents our other income (expense), net for the fiscal years presented (dollars in thousands):

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Other income, net	$1,174	$44	$1,335	—*	(96.7)%
Percentage of sales	0.8%	0.0%	1.5%

*	Denotes change is greater than +100%.

Other income for 2019, 2018 and 2017 was $1.2 million, $0.0 million, and $1.3 million, respectively. The increase in 2019 is mainly due to an increase in interest income earned on cash and cash equivalents and a decrease in foreign exchange losses (primarily euro). The decrease in 2018 was mainly due to losses on foreign currency transactions compared to gains in 2017, partially offset by a net increase in interest income due to higher cash balances.

Other income, net generally relates to interest income earned on cash and cash equivalents, interest expense on notes payable and finance lease obligations, gains or losses on foreign currency transactions, and royalty income. The table below summarizes the year over year changes in other income, net (in thousands).

	Favorable (Unfavorable)
	2019 vs. 2018	2018 vs. 2017
Interest income, net	$823	$277
Foreign exchange	319	(1,655)
Royalty income	(82)	52
Other	70	35
Net change in other income (expense), net	$1,130	$(1,291)

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the fiscal years presented (in thousands):

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Provision (benefit) for income taxes	$(1,022)	$1,671	$(157)	—*	—*

*	Denotes change is greater than +100%.

We recorded an income tax benefit for 2019 due to a release of the federal and certain state valuation allowances, offset by the income tax expense from profits generated in our Swiss and Japan operations.  We recorded income taxes for 2018 as a result of income tax expense generated primarily from profits in our Swiss and Japan operations and U.S. withholding taxes on those profits.  We recorded a benefit from income taxes for 2017 due primarily to a U.S. income tax benefit related to the refund of a portion of our alternative minimum tax (AMT) carryforward, offset by income tax expense generated from profits in our Swiss and Japan operations. During 2019, 2018 and 2017, there are no unrecognized tax benefits related to uncertain tax positions taken by us.

All earnings from our subsidiaries are not considered to be permanently reinvested.  Accordingly, we provided withholding and U.S. taxes on all unremitted foreign earnings through 2018.  Beginning 2019, we no longer need to accrue withholding taxes on foreign earnings (Note 10 to the Consolidated Financial Statements).  During 2019, 2018 and 2017 there were no withholding taxes paid to foreign jurisdictions.

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

We applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act and throughout 2018. At that time, for 2017, we made reasonable estimates of the impact and included $5.7 million in foreign earnings, which were fully offset by the deemed foreign tax credit. This inclusion amount was later finalized at $7.5 million. At December 28, 2018, we completed our accounting for all the enactment-date income tax effects of the 2017 Tax Act.

As we have an AMT credit from a prior year, we can carry the credit forward to offset regular tax.  To the extent we do not have a federal tax liability, a portion of the credit is now refundable each year starting in 2018, with any remaining balance fully refundable in 2021.  As we will ultimately receive a full refund for the credit, the valuation allowance attributable to the AMT credit carryforward was released, creating a deferred tax benefit of $0.5 million for 2017.  We received a refund of $0.3 million of this AMT credit with the filing of our 2018 U.S. federal tax return. We expect to receive a refund of $0.1 million of this AMT credit with the filing of our 2019 U.S. federal tax return.

Beginning in 2018, the 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (GILTI) earned by certain foreign subsidiaries.  In January 2018, the FASB released guidance (Staff Q&A Topic 740, No. 5) on the accounting for tax on the GILTI provisions of the 2017 Tax Act.  In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50 percent of GILTI, however this deduction is limited by our net operating loss carryforwards.  For 2019 and 2018, we included GILTI of $16.1 million and $7.7 million, respectively, in U.S. gross income, which was fully offset with net operating loss carryforwards.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.  The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. We considered the projected future income, tax planning strategies and all other available evidence in making this assessment. As of January 3, 2020, we had three years of accumulated profits for federal income tax purposes as a result of GILTI.  Therefore, based upon our findings that the positive evidence outweighed the negative evidence, sufficient for us to rely on our projected future profits, we reduced the valuation allowance.

For 2019, we have made a policy election to apply the incremental cash tax savings approach when analyzing the impact GILTI could have on our U.S. valuation allowance. As a result of future expected GILTI inclusions, and because of the Tax Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g. net operating losses and deferred tax assets) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”). Applying the incremental cash tax savings approach, resulted in the valuation allowance release of $3.0 million and $0.4 million for Federal and state purposes, respectively, during 2019.  The remaining valuation allowance was $30.8 million and $6.6 million for federal and state purposes, respectively, as of January 3, 2020.

See Critical Accounting Policies included later in this Item 7 for additional information about our provision for income taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 10 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We believe our current cash balances coupled with cash flows from operating activities is expected to be adequate to cover our operational and business needs through at least the next 12 months from the issuance of this Annual Report.  Our financial condition at January 3, 2020, December 28, 2018 and December 29, 2017 included the following (in millions):

	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Cash and cash equivalents	$120.0	$103.9	$18.5	$16.1	$85.4
Current assets	$174.7	$151.6	$53.9	$23.1	$97.7
Current liabilities	34.5	27.7	19.1	6.8	8.6
Working capital	$140.2	$123.9	$34.8	$16.3	$89.1

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at January 3, 2020, we have a line of credit with a Japanese lender, in the amount of $4.6 million, with $2.8 million of availability and a line of credit with a Swiss lender, in the amount of $1.0 million, which is fully available for borrowing.

Overview of changes in cash and cash equivalents and other working capital accounts.

Net cash provided by operating activities was $25.8 million, $12.8 million and $2.9 million for 2019, 2018 and 2017, respectively.  For 2019, net cash provided by operating activities consisted of $14.0 million in net income and $13.0 million in non-cash items, offset by $1.2 million in working-capital changes.  For 2018, net cash provided by operating activities consisted of $12.3 million in non-cash items and $5.0 million in net income, offset by $4.5 million in working-capital changes.  For 2017, net cash provided by operating activities consisted of $9.0 million in non-cash items, offset by $4.0 million in working-capital changes and a $2.1 million net loss.

Net cash used in investing activities was $10.2 million, $2.2 million and $1.0 million for 2019, 2018 and 2017 respectively, and relate primarily to the acquisition of property, plant, and equipment.  The increase in investment in property, plant and equipment during 2019, relative to 2018, is primarily due to continued increased investments in manufacturing facilities intending to satisfy growing demand for our products.  The increase in investment in property, plant and equipment during 2018, relative to 2017, is primarily due to continued increased investments in manufacturing and quality system improvement projects.

Net cash provided by financing activities was $0.1 million, $74.6 million and $2.4 million for 2019, 2018 and 2017, respectively.  For 2019, net cash used in financing activities consisted of $2.0 million repayment on the Japan line of credit and $1.3 million repayment of finance lease obligations, offset by $3.5 million of proceeds from the exercise of stock options.  For 2018, net cash provided by financing activities resulting primarily from the proceeds of $72.2 million from the equity offering (refer to Note 12 to the Consolidated Financial Statements).  In addition, the increase also consisted of $5.2 million of proceeds from the exercise of stock options offset by $1.9 million repayment of finance lease obligations and $0.7 million repayment on the Japan line of credit.  For 2017, net cash provided by financing activities consisted of $4.0 million in proceeds from the exercise of stock options, offset by $1.3 million repayment on finance lease obligations and $0.2 million in the repurchase of common stock shares from employees to satisfy minimum tax withholdings.

Accounts receivable, net was $31.0 million and $25.9 million at January 3, 2020 and December 28, 2018, respectively.  Days’ Sales Outstanding (DSO) was 76 days in 2019 and 2018.

Inventories, net was $17.1 million and $16.7 million at January 3, 2020 and December 28, 2018, respectively. Days’ Inventory on Hand (DOH) was 118 days in 2019 and 139 days in 2018 for finished goods, including consignment inventory.  The decrease in DOH is due to increased sales of ICL products resulting in more frequent inventory turnover and due to decreased preloaded IOL inventory.

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

Lines of Credit

Since 1998, our wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of January 3, 2020) plus a 0.50% spread, and may be renewed quarterly (the current line expires on February 21, 2020).  The credit facility is not collateralized.  We had 197,500,000 Yen and 417,500,000 Yen outstanding on the line of credit as of January 3, 2020 and December 28, 2018, respectively, (approximately $1,827,000 and $3,780,000 based on the foreign exchange rates on January 3, 2020 and December 28, 2018, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. There was 302,500,000 Yen and 82,500,000 Yen available for borrowing as of January 3, 2020 and December 28, 2018, respectively (approximately $2,798,000 and $747,000 based on the foreign exchange rate on January 3, 2020 and December 28, 2018, respectively).  At maturity on February 21, 2020, this line of credit was renewed until May 21, 2020, with similar terms.

In September 2013, our wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1.0 million at the rate of exchange on January 3, 2020 and December 28, 2018), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of January 3, 2020 and December 28, 2018.

Covenant Compliance

We are in compliance with the covenants of our credit facilities and lines of credit as of January 3, 2020.

Lease Line of Credit (Finance Leases)

During 2019, we converted the lease line of credit schedule 011 with Farnam Street Financial, Inc. into a finance lease liability of approximately $500,000.

Contractual Obligations

The following table represents the Company’s known contractual obligations as of January 3, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Line of credit (Note 8)*	$1,827	$1,827	$—	$—	$—
Finance lease obligations (Note 9)	962	590	362	10	—
Operating lease obligations (Note 9)*	7,104	2,850	2,914	1,267	73
Pension benefit payments (Note 11)*	4,021	109	336	556	3,020
Severance (Note 13)*	10	10	—	—	—
Asset retirement obligation (Note 13)*	211	211	—	—	—
Open purchase orders (Note 13)*	13,450	10,192	3,196	62	—
Total	$27,585	$15,789	$6,808	$1,895	$3,093

*	Refer to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K

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

We also enter into certain strategic cooperation agreements with customers in which, as consideration for certain commitments made by the customer, including minimum purchase commitments, we agree, among other things, to pay for marketing, educational training and general support of our products.  The provisions in these arrangements allow for these payments to be made directly to the customer or payments can be made directly to a third party for distinct marketing, educational training and general support services provided to or on behalf of the customer by the third party.  For payments we make to another party, or reimburse the customer for distinct marketing and support services, we recognize these payments as sales and marketing expense as incurred.  These strategic cooperation agreements are generally for periods of 12 months or more with quarterly minimum purchase commitments.  We recognize sales and marketing expenses in the period in which it expects the customer will achieve its minimum purchase commitment, generally quarterly, and any unpaid amounts are recorded in Other Current Liabilities in “Other” on the Consolidated Balance Sheets, see Note 7 to the Consolidated Financial Statements.  Reimbursements made directly to the customer for general marketing incentives are treated as a reduction in revenues.  Our performance obligations generally occur in the same quarter as the shipment of product.

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

Income Taxes

We account for income taxes, on a jurisdiction-by-jurisdiction basis, under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled in the jurisdictions in which they arise. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based on the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some or all the deferred tax assets will not be realized.  We have made a policy election to apply the incremental cash tax savings approach when analyzing the impact GILTI could have on our U.S. valuation allowance assessment.

In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. and foreign entities and are taxed accordingly.  In the normal course of business, we are audited by federal, state and foreign tax authorities, and subject to inquiries from those tax authorities regarding the amount of taxes due. These inquiries may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. We believe that our tax positions comply with applicable tax law and intend to defend our positions, if necessary. Our effective tax rate in each financial statement period could be impacted if we prevailed in matters for which reserves have been established, or were required to pay amounts more than established reserves.

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

Lease Accounting

We recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition.  Certain leases may have non-lease components such as common area maintenance expense for building leases and maintenance expenses for automobile leases.  In general, we separate common area maintenance expense component from the value of the ROU asset and lease liability when evaluating rental properties, whereas, we include the maintenance and service components in the value of the ROU asset and lease liability while evaluating automobile leases. We review ROU assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

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

Interest rate risk

As of January 3, 2020, we had $1.8 million of foreign debt. Our $1.8 million of foreign debt bears an interest rate that is equal to the uncollateralized overnight call rate in Japan (approximately 0.06%) plus a 0.50% spread. Thus, our interest expense would fluctuate with any change in the base interest rate. If the uncollateralized overnight call rate were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $18,000.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company.  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended January 3, 2020, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended January 3, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2020, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 3, 2020.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on Internal Control over Financial Reporting

We have audited STAAR Surgical Company (the “Company’s”) internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 3, 2020 and December 28, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2020, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

February 26, 2020

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” contained in the proxy statement for the 2020 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 3, 2020.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

We have filed the following documents as part of this Annual Report on Form 10-K:

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)

4.3	Description of the Registrant’s Securities.*

10.1	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC.(5)

†10.2	Form of Indemnification Agreement between the Company and certain officers and directors.(6)

†10.3	Employment Agreement, dated December 16, 2004 by and between the Company and Hans Blickensdoerfer.(7)

10.4	Credit Agreement between STAAR Japan Inc. and Mizuho Bank Inc., dated October 31, 2007.(8)

10.5	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated June 30, 2009.(8)

10.6	Amended Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd., dated December 28, 2012.(9)

10.7	Basic Agreement on Unsterilized Intraocular Lens Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(10)

10.8	Basic Agreement on Injector Product Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(10)

10.9	Memorandum of Understanding Concerning Basic Agreements for Purchase and Sale between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(10)

10.10	Acrylic Preset Supply Warranty Agreement between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(10)

10.11	Framework Agreement for Loans between Credit Suisse and STAAR Surgical AG, dated September 2013.(11)

†10.12	Form of Executive Severance Agreement.(12)

†10.13	Form of Executive Change in Control Agreement.(12)

10.14	Standard Industrial/Commercial Single – Tenant Lease – Net dated August 17, 2012, by and between the Company and Pacific Equity Partners, LLC.(13)

†10.15	Letter of the Company dated March 27, 2012 to Samuel Gesten, Vice President and General Counsel, regarding compensation.(9)

†10.16	Letter of the Company dated July 27, 2015 to Keith Holliday, Vice President of Research and Development, regarding compensation.(14)

10.17	Amendment Agreement between STAAR Surgical Company and Nidek Co., Ltd., dated March 31, 2016.(15)

†10.18	Employment Agreement effective March 1, 2015 by and between the Company and Caren Mason, dated March 1, 2015.(16)

10.19	Form of Option Grant and Stock Option Agreement for employees.(17)

10.20	Form of Option Grant and Stock Option Agreement for Non-Employee Directors.(17)

10.21	Form of Restricted Stock Unit Grant and Agreement.(17)

10.22	Form of Restricted Stock Award Grant and Restricted Stock Award Agreement.(17)

10.23	Form of Amendment to Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd.(11)

10.24	Master Lease Agreement dated May 30, 2006 by and between the Company and Farnam Street Financial, Inc.(17)

10.25	Lease Schedule No. 009R dated January 31, 2017, of Master Lease Agreement dated May 30, 2006, by and between the Company and Farnam Street Financial, Inc.(17)

10.26	Lease Schedule No. 010R dated March 8, 2018, of Lease Agreement dated May 30, 2006, by and between the Company and Farnam Street Financial, Inc.(22)

10.27	Lease Schedule No. 011 and Purchase Option dated March 8, 2018 of Lease Agreement dated May 30, 2006, by and between the Company and Farnam Street Financial, Inc.(22)

10.28	Letter of the Company dated September 27, 2017 to Deborah Andrews, Vice President of Finance, Chief Financial Officer, regarding compensation.(18)

10.29	Lease dated August 10, 2017 by and between the Company and 2000 Gold L.P.(19)

10.30	Lease Agreement commencing May 1, 2018 between Bukewihge Properties, LLC and STAAR Surgical Company.(20)

10.31	Form of Distributorship Agreement.(6)

10.32	Lease Agreement dated January 29, 2019 between GZK Real Estate Ltd. and STAAR Surgical Ltd.(23)

10.33	Lease Agreement dated June 13, 2019 between Einfache Gesellschaft Calderari & Schwab. and STAAR Surgical AG.(24)

†10.34	Letter of the Company dated August 10, 2012 to James Francese, Vice President, Global Marketing, regarding compensation.(9)

†10.35	Letter of the Company dated June 15, 2015 to Jon K. Hayashida, Vice President Global Clinical Affairs, regarding compensation.(14)

†10.36	Employment Agreement effective October 1, 2017 by and between the Company and Scott Barnes, dated September 11 2011.*

†10.37	Letter of the Company dated December 15, 2015 to Graydon Hansen, Vice President of Operations, regarding compensation.*

14.1	Code of Business Conduct and Ethics.(21)

21.1	List of Subsidiaries.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 3, 2020 formatted inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104

The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2020, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to Appendix 2 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(2)	Incorporated by reference to Appendix 3 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8‑A/A as filed with the Commission on April 18, 2003.

(4)	Incorporated by reference to Appendix 1 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed with the Commission on March 17, 2004.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2018, as filed with the Commission on August 1, 2018.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 1, 2009.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2009, as filed with the Commission on November 12, 2009.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the commission on March 12, 2013.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 1, 2010 as filed with the Commission on April 1, 2010.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2017, as filed with the commission on February 28, 2018.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2011, as filed with the Commission on November 2, 2011.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 23, 2012.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2015, as filed with the Commission on November 4, 2015.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended April 1, 2016, as filed with the Commission on May 11, 2016.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 3, 2015.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2016, as filed with the Commission on March 2, 2017.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 28, 2017.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended September 29, 2017, as filed with the Commission on November 8, 2017.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2018, as filed with the Commission on May 2, 2018.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, for the period ended June 29, 2012, as filed with the Commission on August 8, 2012.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28 2018, as filed with the Commission on February 21, 2019.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended March 29, 2019, as filed with the Commission on May 1, 2019.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2019, as filed with the Commission on July 31, 2019.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: February 26, 2020	By:	/s/ CAREN MASON
Caren Mason
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CAREN MASON	President, Chief Executive Officer and Director	February 26, 2020
Caren Mason	(principal executive officer)

/s/ DEBORAH J. ANDREWS	Vice President, Chief Financial Officer	February 26, 2020
Deborah J. Andrews	(principal accounting and financial officer)

/s/ LOUIS E. SILVERMAN	Chairman of the Board, Director	February 26, 2020
Louis E. Silverman

/s/ STEPHEN C. FARRELL	Director	February 26, 2020
Stephen C. Farrell

/s/ JOHN C. MOORE	Director	February 26, 2020
John C. Moore

/s/ WILLIAM P. WALL	Director	February 26, 2020
William P. Wall

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2020, December 28, 2018 and December 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company (the “Company”) as of January 3, 2020 and December 28, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2020 and December 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases and Revenue

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended January 3, 2020 due to the adoption of the Accounting Standards Codification (“ASC”) 842, “Leases.”

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 28, 2018 due to the adoption of the ASC 606, “Revenue from Contracts with Customers.”

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Tax Provision

As described in Notes 1 and 10 to the Company’s consolidated financial statements, the Company operates in multiple jurisdictions through its wholly-owned subsidiaries. The Company serves international markets and is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction.

We identified the Company’s calculation of the provision for income taxes as a critical audit matter. Management is required to apply significant judgments in calculating the provision for income taxes related to the evaluation of tax laws, including the methods used to allocate taxable income to various jurisdictions and transfer pricing methods. Auditing these elements involved especially complex auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of controls over management’s calculation of its provision for income taxes, including controls over: (i) evaluating allocation methodologies, and (ii) reviewing the assumptions and data utilized in determining the allocation of income to applicable tax jurisdictions.

•	Recalculating income tax expense and agreeing the data used in the calculations to the Company’s underlying books and records.
•

Utilizing personnel with specialized skill and knowledge in domestic and international tax law to assist in: (i) evaluating the application of tax laws used in management’s allocation methodologies based on the Company’s structure and operations, and (ii) recalculating the income tax expense utilizing enacted tax rates.

•

Utilizing personnel with specialized skill and knowledge in transfer pricing regulations to assist in assessing the appropriateness of intercompany transactions and the rates used to cross charge and allocate costs based on transfer pricing agreements.

Deferred Tax Asset Valuation Allowance

As described in Notes 1 and 10 to the Company’s consolidated financial statements, the Company released approximately $3.4 million valuation allowance on its deferred tax assets in the U.S Jurisdiction, utilizing the “incremental cash tax savings approach.” In evaluating the Company’s ability to realize the deferred tax assets management considered available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

We identified the Company’s evaluation of whether the deferred tax assets are realizable as a critical audit matter. Significant management judgments are required to develop the forecasts and assumptions related to the projected sales growth, margins, costs, and income that are used to assess the realizability of deferred tax assets. These forecasts include various assumptions including the likelihood of continued growth in certain key markets, projected industry-wide performance, macro and micro economic factors, and the development and approval of new products. Auditing these elements involved especially complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls over the realizability of deferred tax assets.
•

Assessing the reasonableness of the Company’s future forecasts and related assumptions against the Company’s historical performance, industry conditions and outlooks, and evidence obtained in other areas of the audit.

•

Utilizing personnel with specialized knowledge and skill in taxes to assist in evaluating both positive and negative evidence and assessing the reasonableness of assumptions used in the Company’s valuation allowance.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1993.

Los Angeles, California

February 26, 2020

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 3, 2020 and December 28, 2018

(In thousands, except par value amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$119,968	$103,877
Accounts receivable trade, net	30,996	25,946
Inventories, net	17,142	16,704
Prepayments, deposits and other current assets	6,560	5,045
Total current assets	174,666	151,572
Property, plant and equipment, net	17,065	11,451
Finance lease right-of-use assets, net	1,867	—
Operating lease right-of-use assets, net	6,684	—
Intangible assets, net	296	243
Goodwill	1,786	1,786
Deferred income taxes	3,750	1,278
Other assets	751	1,009
Total assets	$206,865	$167,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,827	$3,780
Accounts payable	8,050	6,524
Obligations under finance leases	560	1,098
Obligations under operating leases	2,700	—
Allowance for sales returns	3,644	2,895
Other current liabilities	17,697	13,431
Total current liabilities	34,478	27,728
Obligations under finance leases	366	459
Obligations under operating leases	4,086	—
Deferred income taxes	—	1,022
Asset retirement obligations	211	206
Deferred rent	—	188
Pension liability	7,840	5,310
Total liabilities	46,981	34,913
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 44,822 and 44,195 shares issued and outstanding at January 3, 2020 and December 28, 2018, respectively	448	442
Additional paid-in capital	304,288	289,584
Accumulated other comprehensive loss	(3,048)	(1,320)
Accumulated deficit	(141,804)	(156,280)
Total stockholders’ equity	159,884	132,426
Total liabilities and stockholders’ equity	$206,865	$167,339

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 3, 2020, December 28, 2018 and December 29, 2017

(In thousands, except per share amounts)

	2019	2018	2017
Net sales	$150,185	$123,954	$90,611
Cost of sales	38,231	32,444	26,331
Gross profit	111,954	91,510	64,280
Selling, general and administrative expenses:
General and administrative	29,313	24,287	19,465
Marketing and selling	45,491	38,600	28,402
Research and development	25,298	22,028	20,044
Total selling, general and administrative expenses	100,102	84,915	67,911
Operating income (loss)	11,852	6,595	(3,631)
Other income (expense), net:
Interest income (expense), net	988	165	(112)
Gain (loss) on foreign currency transactions	(517)	(836)	819
Royalty income	551	633	581
Other income, net	152	82	47
Total other income, net	1,174	44	1,335
Income (loss) before income taxes	13,026	6,639	(2,296)
Provision (benefit) for income taxes	(1,022)	1,671	(157)
Net income (loss)	$14,048	$4,968	$(2,139)
Net income (loss) per share:
Basic	$0.32	$0.12	$(0.05)
Diluted	$0.30	$0.11	$(0.05)
Weighted average shares outstanding:
Basic	44,493	42,587	41,004
Diluted	46,895	45,257	41,004

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended January 3, 2020, December 28, 2018 and December 29, 2017

(In thousands)

	2019	2018	2017
Net income (loss)	$14,048	$4,968	$(2,139)
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(2,265)	(498)	(485)
Reclassification into other income (expense), net	107	101	73
Foreign currency translation gain	291	242	387
Tax effect	139	(15)	(75)
Other comprehensive loss, net of tax	(1,728)	(170)	(100)
Comprehensive income (loss)	$12,320	$4,798	$(2,239)

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended January 3, 2020, December 28, 2018 and December 29, 2017

(In thousands)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 30, 2016	40,732	$407	$197,657	$(1,050)	$(159,109)	$37,905
Net loss	—	—	—	—	(2,139)	(2,139)
Other comprehensive loss	—	—	—	(100)	—	(100)
Common stock issued upon exercise of options	557	6	3,964	—	—	3,970
Stock-based compensation	—	—	3,533	—	—	3,533
Repurchase of employee common stock for taxes withheld	(24)	—	(234)	—	—	(234)
Unvested restricted stock	21	—	—	—	—	—
Vested restricted stock	97	1	—	—	—	1
Balance, at December 29, 2017	41,383	414	204,920	(1,150)	(161,248)	42,936
Net income	—	—	—	—	4,968	4,968
Other comprehensive loss	—	—	—	(170)	—	(170)
Proceeds from public offering of stock	2,000	20	72,130	—	—	72,150
Common stock issued upon exercise of options	595	6	5,189	—	—	5,195
Stock-based compensation	—	—	7,399	—	—	7,399
Repurchase of employee common stock for taxes withheld	—	—	(54)	—	—	(54)
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	206	2	—	—	—	2
Balance, at December 28, 2018	44,195	442	289,584	(1,320)	(156,280)	132,426
Net income	—	—	—	—	14,048	14,048
Impact of the adoption of lease accounting standard	—	—	—	—	113	113
Impact of adoption of nonemployee share-based payment standard	—	—	(315)	—	315	—
Other comprehensive loss	—	—	—	(1,728)	—	(1,728)
Common stock issued upon exercise of options	387	4	3,455	—	—	3,459
Stock-based compensation	—	—	11,564	—	—	11,564
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	229	2	—	—	—	2
Balance, at January 3, 2020	44,822	$448	$304,288	$(3,048)	$(141,804)	$159,884

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 3, 2020, December 28, 2018 and December 29, 2017

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$14,048	$4,968	$(2,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	3,665	2,430	3,133
Amortization of intangibles	34	34	221
Deferred income taxes	(3,481)	441	(547)
Change in net pension liability	359	231	186
Loss on disposal of property and equipment	14	10	623
Stock-based compensation expense	10,547	6,762	3,161
Provision for sales returns and bad debts	275	905	463
Inventory provision	1,580	1,473	1,739
Changes in working capital:
Accounts receivable	(4,502)	(6,040)	(1,857)
Inventories	(950)	(4,194)	312
Prepayments, deposits, and other current assets	(1,313)	(598)	(64)
Accounts payable	1,084	243	(2,501)
Other current liabilities	4,435	6,102	123
Net cash provided by operating activities	25,795	12,767	2,853
Cash flows from investing activities:
Acquisition of property and equipment	(10,095)	(2,245)	(1,046)
Acquisition of patents and licenses	(83)	—	—
Net cash used in investing activities	(10,178)	(2,245)	(1,046)
Cash flows from financing activities:
Proceeds from public offering of stock	—	72,150	—
Repayment of finance lease obligations	(1,294)	(1,907)	(1,300)
Repayment on line of credit	(2,018)	(747)	—
Repurchase of employee common stock for taxes withheld	—	(54)	(234)
Proceeds from the exercise of stock options	3,459	5,195	3,970
Proceeds from vested restricted stock	2	2	1
Net cash provided by financing activities	149	74,639	2,437
Effect of exchange rate changes on cash, cash equivalents and restricted cash	203	197	279
Increase in cash, cash equivalents and restricted cash	15,969	85,358	4,523
Cash, cash equivalents and restricted cash, at beginning of year	103,999	18,641	14,118
Cash, cash equivalents and restricted cash, at end of year	$119,968	$103,999	$18,641

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Description of Business and Accounting Policies

Organization and Description of Business

STAAR Surgical Company and subsidiaries (the “Company”), a Delaware corporation, was first incorporated in 1982 for the purpose of developing, producing, and marketing implantable lenses for the eye and delivery systems used to deliver the lenses into the eye.  Principal products are implantable Collamer lenses (“ICLs”) and intraocular lenses (“IOLs”).  ICLs, consisting of the Company’s ICL family of products, including the Toric implantable Collamer lenses (“TICL”) and EVO+ Visian ICL, are intraocular lenses used to correct refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness) and astigmatism.   IOLs are prosthetic intraocular lenses used to restore vision that has been adversely affected by cataracts, and include the Company’s lines of silicone IOLs and the Preloaded Injector (a silicone or acrylic IOL preloaded into a single-use disposable injector).

As of January 3, 2020, the Company’s significant subsidiaries consisted of:

•	STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland that markets and distributes ICLs and Preloaded IOLs.
•	STAAR Japan, a wholly owned subsidiary that markets and distributes Preloaded IOLs and ICLs.

The Company operates as one operating segment, the ophthalmic surgical market, for financial reporting purposes (see Note 17).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of STAAR Surgical Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to financial statements of prior years to conform to the current year presentation (see Note 20).

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  Fiscal year 2019 is based on a 53-week period and fiscal years 2018 and 2017 are based on a 52-week period.

Foreign Currency

The functional currency of the Company’s Japanese subsidiary, STAAR Japan, Inc., is the Japanese yen. The functional currency of the Company’s Swiss subsidiary, STAAR Surgical AG, is the U.S. dollar.

Assets and liabilities of the Company’s Japanese subsidiary are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. Net foreign translation gain (loss) was as follows (in thousands):

	Years Ended
	2019	2018	2017
Foreign currency translation gain(1)	$291	$242	$387
Gain (loss) on foreign currency transactions(2)	(517)	(836)	819

(1)	Shown as a separate line item on the Consolidated Statements of Comprehensive Income (Loss).
(2)	Shown as a separate line item on the Consolidated Statements of Operations.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows at January 3, 2020, December 28, 2018 and December 29, 2017 (in thousands):

	2019	2018	2017
Cash and cash equivalents	$119,968	$103,877	$18,520
Restricted cash(1)	—	122	121
Total cash, cash equivalents and restricted cash	$119,968	$103,999	$18,641

(1)Included in other assets on the Consolidated Balance Sheets.

The Company had restricted cash set aside as collateral for a standby letter of credit required by the California Department of Public Health for unforeseen future regulatory costs related to the decommissioning of certain manufacturing equipment.  Since the quarter ended June 28, 2019, the Company was no longer required to set aside collateral for this standby letter of credit.

Revenue Recognition

On December 30, 2017 (beginning of fiscal year 2018), the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and its subsequent amendments, using the modified retrospective method, and determined that there was no cumulative effect adjustment on the Consolidated Financial Statements. The Company determined that the adoption of the new standard did not materially impact the revenue recognition on its Consolidated Financial Statements.  Revenue recognition for 2017 continue to be in accordance with Topic 605.

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

Non-consignment Sales

The Company recognizes revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for the Company’s STAAR Japan subsidiary, which is typically recognized when the customer receives the product.  The Company does not have significant deferred revenues as of January 3, 2020, December 28, 2018 and December 29, 2017, as delivery to the customer is generally made within the same or the next day of shipment.

The Company also enters into certain strategic cooperation agreements with customers in which, as consideration for certain commitments made by the customer, including minimum purchase commitments, the Company agrees, among other things, to pay for marketing, educational training and general support of the Company’s products.  The provisions in these arrangements allow for these payments to be made directly to the customer or payments can be made directly to a third party for distinct marketing, educational training and general support services provided to or on behalf of the customer by the third party.  For payments the Company makes to another party, or reimburses the customer for distinct marketing and support services, the Company recognizes these payments as sales and marketing expense as incurred in accordance with ASC 606-10-32-25.  These strategic cooperation agreements are generally for periods of 12 months or more with quarterly minimum purchase commitments.  The Company recognizes sales and marketing expenses in the period in which it expects the customer will achieve its minimum purchase commitment, generally quarterly, and any unpaid amounts are recorded in Other Current Liabilities in “Other” on the Consolidated Balance Sheets, see Note 7.  Reimbursements made directly to the customer for general marketing incentives are treated as a reduction in revenues.  The Company’s performance obligations generally occur in the same quarter as the shipment of product.  Sales and marketing expenses for distinct services were as follows (in thousands):

	Years Ended
	2019	2018	2017
Marketing and support services related to strategic cooperation agreements	$485	$629	$120

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Revenue Recognition (Continued)

Non-consignment Sales (Continued)

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and the shipments made by the Company to that customer, there is no remaining performance obligation by the Company to the customer.  Accordingly, there are no deferred revenues associated with these types of arrangements as of January 3, 2020, December 28, 2018 and December 29, 2017.

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

See Note 17 for additional information on disaggregation of revenues, geographic sales information and product sales.

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

Concentration of Credit Risk and Revenues

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. As of January 3, 2020 and December 28, 2018, there was one customer who accounted for 43% and 36% of the Company’s consolidated trade receivables, respectively.  Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, taken together, have not exceeded management’s expectations.

There was one customer who accounted for 43%, 37% and 27% of the Company’s consolidated net sales for the years ended 2019, 2018 and 2017, respectively.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Sales Return Reserve

The Company generally may permit returns of product if the product, upon issuance of a Return Goods Authorization, is returned within the time allowed by its return policies and records an allowance for estimated returns at the time revenue is recognized. The Company’s allowance for estimated returns considers historical trends and experience, the impact of new product launches, the entry of a competitor, availability of timely and pertinent information and the various terms and arrangements offered, including sales with extended credit terms.  For estimated returns, sales are reported net of estimated returns and cost of sales are reported net of estimated returns that can be resold.  On the Consolidated Balance Sheets, the balances associated for estimated sales returns were as follows (in thousands):

	2019	2018
Estimated returns - inventory(1)	$869	$722
Allowance for sales returns	3,644	2,895

(1)	Recognized in inventories, net on the Consolidated Balance Sheets

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

Also included in property, plant and equipment is construction in process.  Construction in process includes the cost of design plans and build out of facilities and the cost of equipment, as well as the direct costs incurred in the testing and validation of machinery and equipment and facilities before they are ready for productive use.  Upon placement in service, costs are reclassified into the appropriate asset category and depreciation commences

The estimated useful lives of assets are as follows:

Machinery and equipment	5-10 years
Computer equipment and software	2-5 years
Furniture and equipment	3-7 years
Leasehold improvements	The shorter of the useful life of the asset or the term of the associated lease

Goodwill

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level, and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing.  The Company performed its annual impairment test and determined that its goodwill was not impaired.  As of January 3, 2020 and December 28, 2018, the carrying value of goodwill was $1,786,000.

Long-Lived Assets

The Company reviews property, plant, and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long-lived assets was conducted as of January 3, 2020 and December 28, 2018 and no impairment was identified.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Lease Accounting

On December 29, 2018 (beginning of fiscal year 2019), the Company adopted FASB ASU 2016-02, “Leases (Topic 842)” and its subsequent amendments affecting the Company: (i) ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and (ii) ASU 2018-11, “Leases (Topic 842):  Targeted improvements,” using the modified retrospective method.  Upon adoption of Topic 842, the Company recognized a cumulative adjustment of $113,000 which decreased the accumulated deficit and recognized right-of-use (“ROU”) assets and lease liabilities for operating leases, whereby the Company’s accounting finance leases remained substantially unchanged.

The Company recognizes ROU assets and lease liabilities for leases with terms greater than twelve months in the Consolidated Balance Sheets.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Income.

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

Certain leases may have non-lease components such as common area maintenance expense for building leases and maintenance expenses for automobile leases.  In general, the Company separates common area maintenance expense component from the value of the ROU asset and lease liability when evaluating rental properties under Topic 842, whereas, the Company includes the maintenance and service components in the value of the ROU asset and lease liability while evaluating automobile leases under Topic 842.

When determining whether a lease is a finance lease or an operating lease, Topic 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.”  For lease classification determination, the Company continues to use (i) greater than or equal to 75% to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) greater than or equal to 90% to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset.

The Company uses either the rate implicit in the lease or its incremental borrowing rate as the discount rate in lease accounting.

When adopting Topic 842, the Company did not reassess any expired or existing contracts, reassess the lease classification for any expired or existing leases and reassess initial direct costs for exiting leases.  The Company also elected not to capitalize leases that have terms of twelve months or less.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Vendor Concentration

As of January 3, 2020 there was one vendor who accounted for over 11% of the Company’s consolidated accounts payable. As of December 28, 2018, there were no vendors who accounted for 10% of the Company’s consolidated accounts payable.  There were no vendors who accounted for over 10% of the Company’s consolidated purchases for the years ended 2019 and 2017.  There was one vendor who accounted for over 10% of the Company’s consolidated purchases for the year ended 2018.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Advertising Costs

Advertising costs, which are included in marketing and selling expenses, are expensed as incurred, and were as follows (in thousands):

	Years Ended
	2019	2018	2017
Advertising costs	$10,990	$8,981	$6,102

Income Taxes

On December 22, 2017, the United States enacted major tax reform legislation, the 2017 Tax Act, which enacted a broad range of changes to the federal tax code.  Key provisions that could have an impact on the Company’s Consolidated Financial Statements are the deemed repatriation of foreign earnings, the remeasurement of certain net deferred assets and other liabilities for the change in the U.S. corporate tax rate from 35 percent to 21 percent, and the elimination of the alternative minimum tax (“AMT”) which were included in the Company’s 2017 Consolidated Financial Statements.  The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act in 2017 and throughout 2018. At December 28, 2018, the Company has completed its accounting for all the enactment-date income tax effects of the Tax Act.

Beginning in 2017, the 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries.  In January 2018, the FASB released guidance (Staff Q&A Topic 740, No. 5) on the accounting for tax on the GILTI provisions of the 2017 Tax Act. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets.  The provision further allows a deduction of 50 percent of GILTI, however this deduction is limited by the Company’s net operating loss carryforwards.  In addition, Staff Q&A Topic 740, No. 5 states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.  The Company has elected to account for GILTI as a current period expense when incurred.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Income Taxes (Continued)

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

The Company has made a policy election to apply the incremental cash tax savings approach when analyzing the impact GILTI could have on its U.S. valuation allowance. As a result of future expected GILTI inclusions, and because of the Tax Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g., net operating losses and deferred tax assets) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”).

Basic and Diluted Net Income (Loss) Per Share

The Company has only one class of common stock and no participating securities which would require the two-class method of calculating basic earnings per share. Basic per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding, net of unvested restricted stock and unvested restricted stock units, during the period. Diluted per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of outstanding warrants, stock options, unvested restricted stock, and restricted stock units, during the period, using the treasury-stock method (See Note 16).

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

The Company recognizes the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income (loss). If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the Consolidated Statements of Operations. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return (asset returns and fair-value of plan assets are applicable for the Swiss Plan only). The fair values of plan assets are determined based on prevailing market prices (see Note 11).

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years for executive officers and employees, and one year for members of its Board of Directors (the “Board”) (see Note 12).

The Company also, at times, issues restricted stock to its executive officers, employees and the Board, which are restricted and unvested common shares issued at fair market value on the date of grant. For the restricted shares issued to the Board, the restricted stock vests over a one-year service period, for executive officers and employees, it is typically a three-year service period, and are subject to forfeiture (or acceleration, depending upon the circumstances) until vested or the service period is completed.  Restricted stock compensation expense is recognized on a straight-line basis over the requisite service period of one to three years, based on the grant-date fair value of the stock. Restricted stock is considered legally issued and outstanding on the grant date (see Notes 12 and 16).

The Company issues restricted stock units (“RSUs”) (see Note 12), which can have only a service condition or a performance contingent restricted stock award based upon the Company meeting certain internally established performance conditions that vest only if those conditions are met or exceeded and the grantee is still employed with the Company. Restricted stock unit compensation expense is recognized on a straight-line basis over the requisite service period. The Company recognizes compensation cost for the performance condition RSUs when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period based on the grant-date fair value of the stock. The Company reassesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment.

Once the RSUs are vested, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs are not included in total common shares issued and outstanding until vested (see Notes 12 and 16).

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in the Consolidated Balance Sheets and the Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income (loss) includes, in addition to the net income (loss), changes in equity that are excluded from the Consolidated Statements of Operations and are recorded directly into a separate section of stockholders’ equity on the Consolidated Balance Sheets. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the years ended January 3, 2020, December 28, 2018 and December 29, 2017 (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan – Japan	Defined Benefit Pension Plan – Switzerland	Accumulated Other Com- prehensive Income (Loss)
Balance, at December 30, 2016	$11	$88	$(1,149)	$(1,050)
Other comprehensive income (loss)	387	(6)	(406)	(25)
Tax effect	(120)	6	39	(75)
Balance, at December 29, 2017	278	88	(1,516)	(1,150)
Other comprehensive income (loss)	242	(107)	(290)	(155)
Tax effect	(74)	29	30	(15)
Balance, at December 28, 2018	446	10	(1,776)	(1,320)
Other comprehensive income (loss)	291	34	(2,192)	(1,867)
Tax effect	(86)	(6)	231	139
Balance, at January 3, 2020	$651	$38	$(3,737)	$(3,048)

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted

On December 29, 2018 (beginning of fiscal year 2019), the Company adopted ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” provides an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded.  The adoption of ASU 2018‑02 did not have material impact on the Consolidated Financial Statements.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted (Continued)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments,” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account.  ASU 2016-13 also requires certain incremental disclosures.  Subsequently, the FASB issued ASU 2018-19, ASU 2019-04 and ASU 2019-05 to clarify and improve ASU 2016-13.  ASU 2016-13 is effective for fiscal years ending after December 15, 2019, including interim periods, within those fiscal years.  The Company will adopt this standard as of January 4, 2020 (beginning of fiscal year 2020).  The adoption of ASU 2016-13 is not expected to have a material impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies certain disclosures requirements for reporting fair value measurements.  ASU 2018-13 is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The Company will adopt this standard as of January 4, 2020 (beginning of fiscal year 2020).  The adoption of ASU 2018-13 is not expected to have a material impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20); Disclosure Framework – Changes in the Disclosure Requirement for Defined Benefit Plans,” which modifies disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans.  This is effective for fiscal years ending after December 15, 2020.  Early adoption is permitted.  The Company will adopt this standard for fiscal year 2020 and is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.” ASU 2019-12 removes the following exceptions:  exception to the incremental approach for intraperiod tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year to date losses that exceed anticipated losses.  ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted.  The Company will adopt this standard as of January 2, 2021 (beginning of fiscal year 2021) and is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

Note 2 — Accounts Receivable Trade, Net

Accounts receivable trade, net consisted of the following at January 3, 2020 and December 28, 2018 (in thousands):

	2019	2018
Domestic	$989	$807
Foreign	30,095	25,689
Total accounts receivable trade, gross	31,084	26,496
Less allowance for doubtful accounts	88	550
Total accounts receivable trade, net	$30,996	$25,946

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 — Inventories, Net

Inventories, net consisted of the following at January 3, 2020 and December 28, 2018 (in thousands):

	2019	2018
Raw materials and purchased parts	$3,334	$2,678
Work in process	1,870	2,195
Finished goods	12,976	13,214
Total inventories, gross	18,180	18,087
Less inventory reserves	1,038	1,383
Total inventories, net	$17,142	$16,704

Note 4 — Prepayments, Deposits and Other Current Assets

Prepayments, deposits and other current assets consisted of the following at January 3, 2020 and December 28, 2018 (in thousands):

	2019	2018
Prepayments and deposits	$3,031	$1,707
Prepaid insurance	1,488	1,271
Consumption tax receivable	875	912
Value added tax (VAT) receivable	713	565
Income tax receivable	138	285
Other(1)	315	305
Total prepayments, deposits and other current assets	$6,560	$5,045

(1)	No individual item in “other” exceeds 5% of the total prepayments, deposits and other current assets.

Note 5 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at January 3, 2020 and December 28, 2018 (in thousands):

	2019	2018
Machinery and equipment	$17,173	$16,905
Computer equipment and software	6,244	5,992
Furniture and fixtures	4,169	3,868
Leasehold improvements	10,151	10,045
Construction in process	8,477	2,095
Total property, plant and equipment, gross	46,214	38,905
Less accumulated depreciation	29,149	27,454
Total property, plant and equipment, net	$17,065	$11,451

Depreciation expense and loss on disposal of property, plant and equipment were as follows (in thousands):

	Years Ended
	2019	2018	2017
Depreciation expense	$3,665	$2,430	$3,133
Loss on disposal of property, plant and equipment	14	10	623

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 — Property, Plant and Equipment, Net (Continued)

The loss recognized for the year ended December 29, 2017 consisted primarily of an asset, with a net book value of $599,000, that was no longer in use.

Note 6 — Intangible Assets, Net

Intangible assets, net consisted of the following at January 3, 2020 and December 28, 2018 (in thousands):

	2019			2018
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,353	$(9,057)	$296	$9,257	$(9,014)	$243

Amortization expense for intangible assets were as follows (in thousands):

	Years Ended
	2019	2018	2017
Amortization expense	$34	$34	$221

Future amortization of intangible assets is as follows (in thousands):

Year Ended	Amount
2020	$35
2021	35
2022	35
2023	35
2024	35
Thereafter	121
Total	$296

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following at January 3, 2020 and December 28, 2018 (in thousands):

	2019	2018
Accrued salaries and wages	$4,400	$3,172
Accrued bonuses	4,184	5,113
Accrued insurance	1,346	1,061
Income taxes payable	2,710	1,105
Accrued consumption tax	1,164	995
Other(1)	3,893	1,985
Total other current liabilities	$17,697	$13,431

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 — Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of January 3, 2020) plus a 0.50% spread, and may be renewed quarterly (the current line expires on February 21, 2020).  The credit facility is not collateralized.  The Company had 197,500,000 Yen and 417,500,000 Yen outstanding on the line of credit as of January 3, 2020 and December 28, 2018, respectively (approximately $1,827,000 and $3,780,000 based on the foreign exchange rates on January 3, 2020 and December 28, 2018, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 302,500,000 Yen and 82,500,000 Yen available for borrowing as of January 3, 2020 and December 28, 2018, respectively (approximately $2,798,000 and $747,000 based on the foreign exchange rates on January 3, 2020 and December 28, 2018, respectively).  At maturity on February 21, 2020, this line of credit was renewed until May 21, 2020, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,000,000 at the rate of exchange on January 3, 2020 and December 28, 2018), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of January 3, 2020 and December 28, 2018.

Covenant Compliance

The Company is in compliance with covenants of its credit facilities and lines of credit as of January 3, 2020.

Lease Line of Credit (Finance Leases)

During 2019, the Company converted the lease line of credit schedule 011 with Farnam Street Financial, Inc. into a finance lease liability of approximately $500,000.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Leases

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

2019
Machinery and equipment	$1,885
Computer equipment and software	912
Furniture and fixtures	102
Leasehold improvements	27
Finance lease ROU assets, gross	2,926
Less accumulated depreciation	1,059
Finance lease ROU assets, net	$1,867

Total finance lease liability	$926
Weighted-average remaining lease term (in years)	1.1
Weighted-average discount rate	6.17%

Supplemental cash flow information related to finance leases consisted of the following (in thousands):

Year Ended
2019
Amortization of finance lease ROU asset	$584
Interest on finance lease liabilities	72
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	72
Financing cash flows	1,294
ROU assets obtained in exchange for new finance lease liabilities	679

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Leases (Continued)

Operating Leases (Continued)

2019
Machinery and equipment	$765
Computer equipment and software	462
Real property	11,116
Operating lease ROU assets, gross	12,343
Less accumulated depreciation	5,659
Operating lease ROU assets, net	$6,684

Total operating lease liability	$6,786
Weighted-average remaining lease term (in years)	2.3
Weighted-average discount rate	1.82%

Supplemental cash flow information related to operating leases was as follows (in thousands):

Year Ended
2019
Operating lease cost	$2,749
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	2,774
ROU assets obtained in exchange for new operating lease liabilities	3,495

ROU assets related to operating leases of $5,726,000 were recorded upon the adoption of Topic 842.

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of January 3, 2020 are as follows (in thousands):

Year Ended	Operating Leases	Finance Leases
2020	$2,850	$590
2021	1,694	349
2022	1,220	13
2023	921	8
2024	346	2
Thereafter	73	—
Total minimum lease payments, including interest	$7,104	$962
Less amounts representing interest	318	36
Total minimum lease payments	$6,786	$926

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes

Provision (Benefit) for Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes was as follows (in thousands):

	Years Ended
	2019	2018	2017
Domestic	$(5,321)	$(2,629)	$(3,318)
Foreign	18,347	9,268	1,022
Income (loss) before income taxes	$13,026	$6,639	$(2,296)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended
	2019	2018	2017
Current tax provision:
U.S. federal	$—	$—	$—
State	13	10	12
Foreign	2,446	1,220	378
Total current provision	2,459	1,230	390
Deferred tax provision (benefit):
U.S. federal	(3,003)	—	(546)
State	(373)	—	—
Foreign	(105)	441	(1)
Total deferred provision (benefit)	(3,481)	441	(547)
Provision (benefit) for income taxes	$(1,022)	$1,671	$(157)

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Provision (Benefit) for Income Taxes (Continued)

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate was as follows (dollars in thousands):

	Years Ended
	2019		2018		2017
	Rate	Amount	Rate	Amount	Rate	Amount
Computed provision (benefit) for taxes based on income at statutory rate	21.0%	$2,735	21.0%	$1,394	34.0%	$(781)
Increase (decrease) in taxes resulting from:
Permanent differences	17.4	2,266	0.6	41	(0.9)	21
Change in the future federal tax rate	—	—	—	—	(833.0)	19,125
State taxes, net of federal income tax benefit	(2.2)	(284)	0.1	8	(0.3)	8
State tax benefit	0.7	93	(6.7)	(447)	8.3	(190)
Foreign tax differential	(11.6)	(1,514)	(11.0)	(730)	(1.3)	29
Expiration of state net operating tax loss carryforwards	8.0	1,039	—	—	(36.4)	836
Foreign earnings not permanently reinvested, net of the participation exemption	(0.1)	(7)	(14.0)	(926)	108.1	(2,482)
Foreign dividend withholding	—	—	4.8	317	(0.3)	7
ASC 718 share based payment adjustment	—	—	(6.5)	(434)	—	—
Other	1.0	122	0.5	30	(2.6)	59
Valuation allowance	(42.0)	(5,472)	36.4	2,418	731.2	(16,789)
Effective tax provision (benefit)	(7.8)%	$(1,022)	25.2%	$1,671	6.8%	$(157)

The Company recorded an income tax benefit of $1,022,000 during the year ended 2019 due to the income tax benefit from the release of the U.S. and certain states valuation allowances, offset by income tax expense from profits generated in its foreign operations. The Company recorded an income tax provision of $1,671,000 during the year ended 2018, due to profits generated in its foreign operations.  The Company recorded an income tax benefit of $157,000 during the year ended 2017 due primarily to a U.S. income tax benefit related to an alternative minimum tax carryforward, offset by income tax expense generated from profits in its foreign operations.

For the year ended 2019, there was a decrease to the state deferred tax asset of $387,000 and a decrease to the valuation allowance of $760,000, primarily related to the release of certain states valuation allowances as well as the expiration of state net operating loss carryforwards.  Included in the state tax provision was an increase to the state deferred tax asset and corresponding increase to the valuation allowance of $447,000 for the year ended 2018, primarily related to the losses generated in 2018.  For the year ended 2017, there was a decrease to the state deferred tax asset and corresponding decrease to the valuation allowance of $646,000, primarily related to the expiration of state net operating loss carryforwards.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Provision (Benefit) for Income Taxes (Continued)

For the years ended 2019 and 2017, there was a decrease in foreign deferred liabilities of $46,000 and $47,000, respectively. Included in the foreign deferred tax provision is an increase of $36,000 in foreign deferred liabilities for the year ended 2018

All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.  Accordingly, the Company provided withholding and U.S. taxes on all unremitted foreign earnings for 2018 and 2017 (see STAAR Surgical UK discussion below).  During 2019, 2018 and 2017 there were no withholding taxes paid to foreign jurisdictions.

As discussed in Note 1, on December 22, 2017, the United States enacted major tax reform legislation, the 2017 Tax Act, which enacted a broad range of changes to the federal tax code.  Most of the changes from the new law are effective for years beginning after December 31, 2017, with the noted exception of the deemed repatriation of the offshore earnings.

For 2019 and 2018, in accordance with the 2017 Tax Act, the Company included GILTI of $16,100,000 and $7,700,000, respectively, in U.S. gross income, which was fully offset with net operating loss carryforwards.  The Company was not able to utilize the deduction of 50 percent of GILTI, as this deduction is limited by the Company’s pre-GILTI U.S. tax income.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   Significant components of the Company’s deferred tax assets (liabilities) at January 3, 2020 and December 28, 2018 were as follows (in thousands):

	2019	2018
Deferred tax assets:
Allowance for doubtful accounts and sales returns	$233	$252
Inventories	703	560
Accrued vacation	428	387
Accrued other expenses	1,036	1,232
Stock-based compensation	3,455	2,489
Pensions	1,159	884
Depreciation and amortization	162	843
Net operating loss carryforwards	32,251	34,347
Business, foreign, AMT and R&D credit carryforwards	3,164	3,256
Prepaid expenses	272	272
Capitalized R&D	986	968
Operating lease liability	1,309	—
Other	5	122
Valuation allowance	(37,603)	(43,075)
Total deferred tax assets	$7,560	$2,537
Deferred tax liabilities:
Foreign tax withholding	$(1,295)	$(1,282)
Operating lease ROU assets	(1,309)	—
Amortization of R&D	(805)	(759)
Net foreign earnings not permanently reinvested	(401)	(240)
Total deferred tax liabilities	(3,810)	(2,281)
Total net deferred tax assets	$3,750	$256

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Deferred Tax Assets and Liabilities (Continued)

As of January 3, 2020, the Company had combined federal and state net deferred tax assets of $3,512,000, net deferred tax assets in Japan of $896,000, and net deferred tax liabilities in Switzerland of $658,000 (which included $1,295,000 of withholding taxes on unremitted foreign earnings) included in the Company’s components of deferred income tax assets and liabilities table. As of December 28, 2018, the Company had net deferred tax assets in the U.S. of $273,000 and in Japan of $905,000, and had net deferred tax liabilities in Switzerland of $922,000 (which included $1,282,000 of withholding taxes on unremitted foreign earnings) included in the Company’s components of deferred income tax assets and liabilities table.

The Company had accrued net income taxes payable of $2,572,000 and $820,000 at January 3, 2020 and December 28, 2018, respectively, primarily due to taxes owed in foreign jurisdictions.

U.S. Jurisdiction

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment. As of January 3, 2020, the Company has three years of accumulated profits for federal income tax purposes as a result of GILTI.  However, the three-year income position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. This includes existing profits in foreign jurisdiction as well as projected future profits. After consideration of all the information available, the Company determined that a release of the federal valuation and certain states valuation were appropriate. Under the incremental cash tax savings approach, the Company recorded a valuation allowance release of $3,003,000 and $373,000 against the federal and certain states deferred tax assets, respectively.  Under this method, valuation allowances of $33,813,000 and $6,643,000 for federal and state, respectively, remain as the usage of the remaining net operating losses and deferred tax assets will not result in cash tax savings and therefore provide no additional benefit.

Further included in the federal deferred tax asset balance is $2,285,000 in foreign tax credits and foreign withholding taxes that are unlikely to be realized in the future under the new tax act and the mechanics of GILTI.

As of January 3, 2020, the Company had net deferred tax assets in the U.S. of $3,139,000, which consisted of the federal valuation allowance release of $3,003,000 and the refundable alternative minimum tax credit of $136,000.  Also, as of January 3, 2020, the Company had state net deferred tax assets of $373,000, which consisted of the release of certain state valuation allowances.

As of January 3, 2020, the Company had federal net operating loss carryforwards of $129,000,000 available to reduce future income taxes of its U.S. operations. The pre-2018 federal net operating loss carryforwards expire in varying amounts between 2020 and 2037.  In California, the main state from which the Company conducts its domestic operations, the Company has state net operating losses of $33,000,000 available to reduce future California income taxes.  The California net operating loss carryforwards expire in varying amounts between 2028 and 2039.

Further, pursuant to the provisions of Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Foreign Jurisdictions

STAAR Surgical UK

On October 9, 2019 STAAR US formed STAAR Surgical UK Limited (“STAAR UK”) as a holding company in the United Kingdom for their foreign subsidiaries.  On December 30, 2019, STAAR US transferred their shares in STAAR Surgical AG to STAAR UK.  STAAR UK will act as the main foreign group holding company (“STAAR Group”).  The STAAR Group intends to consolidate the group’s global operations to create a centralized hub to hold all future subsidiaries of the group, as well as expand into the United Kingdom market.  STAAR UK’s activity will include the training and promotion of the entire product line with private and government hospitals in the United Kingdom.

Based on the current tax treaties there is no withholding on distributions between Switzerland and the United Kingdom, and the United Kingdom and the U.S.  Accordingly, the Company will no longer accrue Swiss withholding tax on foreign earnings after fiscal 2018.

STAAR Surgical AG

Due to STAAR Surgical AG’s history of profits, the deferred tax assets are considered fully realizable. The Company had net deferred tax liabilities in Switzerland of $658,000 and $922,000 as of January 3, 2020 and December 28, 2018, respectively, as discussed above.

STAAR Japan, Inc.

Since 2012, STAAR Japan functions as a limited-risk distributor with a guaranteed return from STAAR AG and accordingly, STAAR Japan’s deferred tax assets are considered fully realizable.  The Company had net deferred tax assets of $896,000 and $905,000 as of January 3, 2020 and December 28, 2018, respectively.  STAAR Japan net deferred tax assets included a valuation allowance of $46,000 and $44,000 as of January 3, 2020 and December 28, 2018, respectively, related to non-deductible stock compensation for directors.

The following tax years remain subject to examination:

Significant jurisdictions	Open Years
U.S. Federal	2016 – 2018
California	2015 – 2018
Switzerland	2018
Japan	2017 – 2018

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans

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

The following table shows the changes in the benefit obligation and plan assets and the Swiss Plan’s funded status as of January 3, 2020 and December 28, 2018 (in thousands):

	2019	2018
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$8,794	$7,445
Service cost	739	474
Interest cost	77	56
Participant contributions	458	361
Benefits deposited (paid)	492	189
Actuarial loss	2,429	269
Prior service credit	(125)	—
Projected benefit obligation, end of period	$12,864	$8,794
Change in Plan Assets:
Plan assets at fair value, beginning of period	$5,130	$4,144
Actual return on plan assets (including foreign currency impact)	152	3
Employer contributions	542	433
Participant contributions	458	361
Benefits deposited (paid)	492	189
Plan assets at fair value, end of period	$6,774	$5,130
Funded status (pension liability), end of year(1)	$(6,090)	$(3,664)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial loss on plan assets	$(1,031)	$(1,035)
Actuarial loss on benefit obligation	(4,317)	(2,145)
Actuarial gain recognized in current year	744	630
Prior service credit	258	165
Effect of curtailments	609	609
Accumulated other comprehensive loss	$(3,737)	$(1,776)
Accumulated benefit obligation at year end	$(12,043)	$(8,230)

(1)	The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan – Switzerland (Continued)

Net periodic pension cost associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2019	2018	2017
Service cost(1)	$739	$474	$381
Interest cost(2)	77	56	53
Expected return on plan assets(2)	(147)	(116)	(94)
Prior service credit(2),(3)	(21)	(21)	(7)
Actuarial loss recognized in current period(2),(3)	129	113	72
Net periodic pension cost	$777	$506	$405

(1)	Recognized in selling general and administrative expenses on the Consolidated Statements of Operations.
(2)

For years ended 2019 and 2018, recognized in other income (expense), net, and for the year ended 2017, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations.

(3)	Amounts reclassified from accumulated other comprehensive income (loss).

Changes in other comprehensive income (loss), net of tax, associated with the Swiss included the following components (in thousands):

	Years Ended
	2019	2018	2017
Current year actuarial gain (loss) on plan assets	$4	$(101)	$98
Current year actuarial loss on benefit obligation	(2,172)	(243)	(644)
Actuarial gain recorded in current year	114	103	65
Prior service credit	93	(19)	126
Change in other comprehensive loss	$(1,961)	$(260)	$(355)

The amount in accumulated other comprehensive income (loss) as of January 3, 2020 that is expected to be recognized as a component of the net periodic pension costs during fiscal year 2020 is $318,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on January 3, 2020 and December 28, 2018 using the following assumptions:

	2019	2018
Discount rate	0.3%	0.8%
Salary increases	2.0%	2.0%
Expected return on plan assets	2.5%	2.5%
Expected average remaining working lives in years	10.0	10.0

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

Note 11 – Employee Benefit Plans (Continued)

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

The table below sets forth the fair value of Plan assets at December 28, 2018 and January 3, 2020, and the related activity in years ended 2018 and 2019, in accordance with ASC 715-20-50-1(d) (in thousands):

Insurance Contracts (Level 3)
Beginning balance at December 29, 2017	$4,144
Actual return on plan assets	3
Purchases, sales, and settlement	983
Ending balance at December 28, 2018	$5,130
Actual return on plan assets	152
Purchases, sales, and settlement	1,492
Ending balance at January 3, 2020	$6,774

During fiscal year 2020, the Company expects to make cash contributions totaling approximately $631,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Year Ended	Amount
2020	$65
2021	79
2022	99
2023	117
2024	132
Thereafter	1,961
Total	$2,453

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

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

The funded status of the benefit plan at January 3, 2020 and December 28, 2018 was as follows (in thousands):

	2019	2018
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$1,646	$1,352
Service cost	185	153
Interest cost	7	4
Actuarial gain	(58)	119
Benefits paid	(66)	(9)
Foreign exchange adjustment	36	27
Projected benefit obligation, end of period	$1,750	$1,646
Change in Plan Assets:
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—
Funded status (pension liability), end of year(1)	$(1,750)	$(1,646)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Transition obligation	$—	$—
Actuarial loss	(37)	(36)
Prior service cost	7	8
Net gain	68	38
Accumulated other comprehensive income	$38	$10
Accumulated benefit obligation at year end	$(1,599)	$(1,416)

(1)	The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

Net periodic pension cost associated with the Japan Plan included the following components (in thousands):

	Years Ended
	2019	2018	2017
Service cost(1)	$185	$153	$147
Interest cost(2)	7	4	4
Net amortization of transitional obligation(2),(3)	—	11	11
Prior service credit(2),(3)	(1)	(1)	(1)
Actuarial loss recognized in current period(2),(3)	—	—	(3)
Net periodic pension cost	$191	$167	$158

(1)	Recognized in selling general and administrative expenses on the Consolidated Statements of Operations.
(2)

For the years ended 2019 and 2018, recognized in other income (expense), net, and for the year ended 2017, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations.

(3)	Amounts reclassified from accumulated other comprehensive loss.

Changes in other comprehensive income (loss), net of tax, associated with the Japan Plan include the following components (in thousands):

	Years Ended
	2019	2018	2017
Amortization of net transition obligation	$—	$7	$8
Amortization of actuarial loss	(1)	(1)	—
Prior service cost	(1)	—	—
Actuarial income (loss) recorded in current year	30	(84)	(22)
Change in other comprehensive income (loss)	$28	$(78)	$(14)

The amount in accumulated other comprehensive income (loss) as of January 3, 2020 that is expected to be recognized as a component of the net periodic pension cost in fiscal year 2020 is approximately $1,000.

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated on January 3, 2020 and December 28, 2018 using the following assumptions:

	2019	2018
Discount rate	0.3%	0.4%
Salary increases	4.5%	6.0%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	10.0	9.4

The discount rates are based on the yield curve of corporate bonds rated AA or higher.  The salary increase average rate was based on the Company’s best estimate of future increases over time.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Year Ended	Amount
2020	$44
2021	110
2022	48
2023	210
2024	97
Thereafter	1,059
Total	$1,568

Defined Contribution Plan

The Company has a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in the U.S. During the year ended January 3, 2020 employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to $19,000 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations (with a $6,000 annual catch-up contribution permitted for those over 50 years old). The Company’s contribution percentage is 80% of the employee’s contribution up to the first 6% of the employee’s compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.  The Company’s contributions, net of forfeitures, to the 401(k) Plan were as follows (in thousands):

	Years Ended
	2019	2018	2017
Employer contributions, net of forfeitures	$1,279	$996	$764

Note 12 — Stockholders’ Equity

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and restricted stock units (“RSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs outstanding under the Plan generally vest based on service, performance, or a combination of both. On June 14, 2018, stockholders approved a proposal to increase the number of shares under the Plan by 2,235,000 shares, for a total of 15,385,000 shares. As of January 3, 2020, there were 1,633,221 shares available for grant under the Plan.

Stock-Based Compensation

There was no net income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation expense for non-qualified stock options, as the Company fully offsets net deferred tax assets with a valuation allowance (see Note 10).   The Company does not recognize deferred income taxes for incentive stock option compensation expense, and records a tax deduction only when a disqualified disposition has occurred (see Note 10).

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

The following table represents the fair value of stock-based compensation granted during the year ended 2019 (in thousands):

Fair Value
Stock options	$14,813
Restricted stock units	728
Restricted stock	313
Total stock-based compensation expense	$15,854

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Years Ended
	2019	2018	2017
Employee stock option	$8,144	$4,013	$1,731
Restricted stock	320	274	186
Restricted stock units	1,905	2,120	1,226
Nonemployee stock options	178	355	18
Total stock-based compensation expense	$10,547	$6,762	$3,161

The Company recorded stock-based compensation expense in the following categories (in thousands):

	Years Ended
	2019	2018	2017
Cost of sales	$52	$15	$8
General and administrative	4,010	2,635	1,487
Marketing and selling	3,318	1,805	805
Research and development	3,167	2,307	861
Total stock-based compensation expense, net	10,547	6,762	3,161
Amounts capitalized as part of inventory	1,017	637	372
Total stock-based compensation expense, gross	$11,564	$7,399	$3,533

As of January 3, 2020, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan were as follows (in thousands):

2019
Stock options	$14,817
Restricted stock and restricted stock units	594
Total unrecognized stock-based compensation cost	$15,411

This cost is expected to be recognized over a weighted-average period of approximately two years.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

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

	Years Ended
	2019	2018	2017
Expected dividend yield	0%	0%	0%
Expected volatility	53%	53%	57%
Risk-free interest rate	2.40%	2.71%	1.96%
Expected term (in years)	5.66	5.72	5.67

Stock Options

A summary of option activity under the Plan for the year ended January 3, 2020 is presented below:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 28, 2018	3,920	$11.80
Granted	824	35.40
Exercised	(388)	8.92
Forfeited or expired	(30)	25.87
Outstanding at January 3, 2020	4,326	$16.46	6.51	$78,995
Exercisable at January 3, 2020	3,047	$10.66	5.54	$72,393

A summary of unvested options activity under the Plan for the year ended January 3, 2020 was as follows:

	Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Unvested at December 28, 2018	1,260	$9.67
Granted	824	17.95
Forfeited or expired	(30)	13.29
Vested	(775)	8.83
Unvested at January 3, 2020	1,279	$15.44

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

Stock Options (Continued)

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows:

	Years Ended
	2019	2018	2017
Weighted-average grant-date fair value	$17.95	$11.95	$5.42
Intrinsic value of options (in thousands)	$9,955	$13,699	$3,065

Restricted Stock

A summary of restricted stock activity under the Plan for the year ended January 3, 2020 was as follows:

	Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
Outstanding at December 28, 2018	11	$29.80
Granted	11	29.39
Vested	(11)	29.80
Outstanding at January 3, 2020	11	$29.39

Restricted Stock Units

A summary of restricted stock units’ activity under the Plan for the year ended January 3, 2020 was as follows:

	Units (in 000’s)	Weighted- Average Grant- Date Fair Value
Outstanding at December 28, 2018	322	$10.46
Granted	19	37.98
Vested	(229)	12.58
Forfeited or expired	(8)	11.57
Outstanding at January 3, 2020	104	$10.79

Stock Offering

On August 10, 2018, the Company closed an offering of its common stock.  As part of this transaction, the Company issued 1,999,850 shares of its common stock at a price of $36.309 per share.  Net proceeds, after deducting expenses, received from this offering were $72,150,000.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 — Commitments and Contingencies

Asset Retirement Obligation

The Company recorded certain Asset Retirement Obligations (“ARO”), in accordance with ASC 410-20 in connection with the Company’s obligation to return its Japan facility to its “original condition”, as defined in the lease agreement. The Company has recorded approximately $211,000 and $206,000, representing the fair value of the ARO liability obligation in noncurrent liabilities at January 3, 2020 and December 28, 2018, respectively. The lease was renewed for another two years expiring in 2021.

Open Purchase Orders and Severance Payable

As of January 3, 2020, there were open purchase orders of $13,450,000 and severance payable of $10,000.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 — Related Party Transactions

The Company has made various advances to certain non-executive employees.  Amounts due from employees are included in prepayments, deposits, and other current assets at January 3, 2020 and December 28, 2018 were as follows (in thousands):

	2019	2018
Due from employees	$1	$10

Note 15 — Supplemental Disclosure of Cash Flow Information

The Company’s non-cash operating activities, non-cash investing and financing activities, and cash paid were as follows (in thousands):

	Years Ended
	2019	2018	2017
Non-cash operating activities:
Insurance receivable	$—	$—	$7,000
Settlement liability	$—	$—	$7,000
Non-cash investing and financing activities:
Right-of-use-assets obtained in exchange for new finance lease liabilities	$679	$1,656	$563
Purchase of property and equipment included in accounts payable	$381	$207	$121
Cash paid:
Interest	$105	$130	$90
Taxes	$792	$635	$881

Note 16 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Years Ended
	2019	2018	2017
Numerator:
Net income (loss)	$14,048	$4,968	$(2,139)
Denominator:
Weighted average common shares:
Common shares outstanding	44,504	42,598	41,025
Less: Unvested restricted stock	(11)	(11)	(21)
Denominator for basic calculation	44,493	42,587	41,004
Weighted average effects of potentially diluted common stock:
Stock options	2,254	2,360	—
Unvested restricted stock	6	10	—
Restricted stock units	142	300	—
Denominator for diluted calculation	46,895	45,257	41,004
Net income (loss) per share:
Basic	$0.32	$0.12	$(0.05)
Diluted	$0.30	$0.11	$(0.05)

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 — Basic and Diluted Net Income (Loss) Per Share (Continued)

Because the Company had a net loss for the year ended 2017, the number of diluted shares is equal to the number of basic shares.  Outstanding options, restricted stock and restricted stock units would have had an anti-dilutive effect on diluted per share amounts.  The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, and restricted stock units with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Years Ended
	2019	2018	2017
Stock options	1,503	315	2,237
Restricted stock and restricted stock units	—	—	203
Total	1,503	315	2,440

Note 17 — Disaggregation of Revenues, Geographic Sales and Product Sales

In the following tables, revenues are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down revenues into the following categories (in thousands):

	Years Ended
	2019	2018	2017
Non-consignment sales	$132,716	$106,338	$74,163
Consignment sales	17,469	17,616	16,448
Total net sales	$150,185	$123,954	$90,611

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

	Years Ended
	2019	2018	2017
Domestic	$8,106	$7,316	$7,894
Foreign:
China(1)	64,820	46,070	24,473
Japan	26,881	23,151	18,125
Other(2)	50,378	47,417	40,119
Total foreign sales	142,079	116,638	82,717
Total net sales	$150,185	$123,954	$90,611

(1)	The China region includes sales into China and Hong Kong.
(2)	No other location individually exceeds 10% of the total net sales.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 — Disaggregation of Revenues, Geographic Sales and Product Sales (Continued)

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

	Years Ended
	2019	2018	2017
ICLs	$129,322	$101,082	$68,325
Other product sales
IOLs	15,689	16,193	17,258
Other surgical products	5,174	6,679	5,028
Total other product sales	20,863	22,872	22,286
Total net sales	$150,185	$123,954	$90,611

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, U.S. and foreign export and import duties and tariffs, and political instability

Note 18 —Geographic Assets

The composition of the Company’s long-lived assets between those in the U.S., Japan and Switzerland is set forth below as of January 3, 2020 and December 28, 2018 (in thousands):

	2019
	U.S.	Japan	Switzerland	Total
Property, plant and equipment, net	$14,956	$306	$1,803	$17,065
Finance lease ROU assets, net	1,756	80	31	1,867
Operating lease ROU assets, net	2,920	919	2,845	6,684
Intangible assets, net	83	213	—	296
Total	$19,715	$1,518	$4,679	$25,912

	2018
	U.S.	Japan	Switzerland	Total
Property, plant and equipment, net	$10,416	$330	$705	$11,451
Finance lease ROU assets, net	—	—	—	—
Operating lease ROU assets, net	—	—	—	—
Intangible assets, net	—	243	—	243
Total	$10,416	$573	$705	$11,694

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for years ended 2019 and 2018 was as follows (in thousands except per share data). The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company’s opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

January 3, 2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$32,583	$39,664	$39,055	$38,883
Gross profit	24,180	29,899	29,051	28,824
Net income	1,367	3,914	2,388	6,379
Net income per share – basic	0.03	0.09	0.05	0.14
Net income per share – diluted	0.03	0.08	0.05	0.14

December 28, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$27,093	$33,905	$31,770	$31,186
Gross profit	19,431	25,227	23,860	22,992
Net income (loss)	583	1,830	1,459	1,096
Net income per share – basic	0.01	0.04	0.03	0.02
Net income per share – diluted	0.01	0.04	0.03	0.02

Quarterly and year-to-date computations of net income per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 20 – Reclassifications

Computer equipment and software was reclassed into a separate line item from furniture and fixtures and construction in process was reclassed into a separate line item from machinery and equipment in Note 5 for 2018 to conform to 2019 presentation.

STAAR SURGICAL COMPANY AND SUBSDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C - Additions		Column D	Column E
Description	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at End of Year
	(in thousands)
2019
Allowance for doubtful accounts	$550	$(320)	$—	$142	$88
Sales return reserve	2,895	6,183	—	5,434	3,644
Deferred tax asset valuation allowance	43,075	(5,259)	—	213	37,603
	$46,520	$604	$—	$5,789	$41,335
2018
Allowance for doubtful accounts	$349	$207	$—	$6	$550
Sales return reserve	2,182	5,474	—	4,761	2,895
Deferred tax asset valuation allowance	40,656	2,534	—	115	43,075
	$43,187	$8,215	$—	$4,882	$46,520
2017
Allowance for doubtful accounts	$276	$81	$—	$8	$349
Sales return reserve	1,780	4,313	—	3,911	2,182
Deferred tax asset valuation allowance	57,446	2,253	—	19,043	40,656
	$59,502	$6,647	$—	$22,962	$43,187