Form 10-Q
period 2020-04-03
STAAR SURGICAL CO
filed 2020-05-06
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    April 3, 2020

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

The registrant has 45,109,006 shares of common stock, par value $0.01 per share, issued and outstanding as of May 1, 2020.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	April 3, 2020	January 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$110,851	$119,968
Accounts receivable trade, net of allowance of doubtful accounts of $49 and $88, respectively	34,492	30,996
Inventories, net	17,565	17,142
Prepayments, deposits and other current assets	9,168	6,560
Total current assets	172,076	174,666
Property, plant and equipment, net	20,184	17,065
Finance lease right-of-use assets, net	717	1,867
Operating lease right-of-use assets, net	6,038	6,684
Intangible assets, net	287	296
Goodwill	1,786	1,786
Deferred income taxes	5,112	3,750
Other assets	588	751
Total assets	$206,788	$206,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,316	$1,827
Accounts payable	9,507	8,050
Obligations under finance leases	557	560
Obligations under operating leases	2,531	2,700
Allowance for sales returns	3,761	3,644
Other current liabilities	12,230	17,697
Total current liabilities	29,902	34,478
Obligations under finance leases	132	366
Obligations under operating leases	3,612	4,086
Asset retirement obligations	210	211
Pension liability	7,965	7,840
Total liabilities	41,821	46,981
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 45,105 and 44,822 shares issued and outstanding at April 3, 2020 and January 3, 2020, respectively	451	448
Additional paid-in capital	309,480	304,288
Accumulated other comprehensive loss	(3,026)	(3,048)
Accumulated deficit	(141,938)	(141,804)
Total stockholders’ equity	164,967	159,884
Total liabilities and stockholders’ equity	$206,788	$206,865

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019
Net sales	$35,187	$32,583
Cost of sales	10,427	8,403
Gross profit	24,760	24,180
Selling, general and administrative expenses:
General and administrative	7,969	6,837
Marketing and selling	11,028	10,143
Research and development	6,898	5,635
Total selling, general and administrative expenses	25,895	22,615
Operating income (loss)	(1,135)	1,565
Other income (expense), net:
Interest income, net	216	271
Loss on foreign currency transactions	(468)	(248)
Royalty income	94	171
Other income, net	1	97
Total other income (expense), net	(157)	291
Income (loss) before income taxes	(1,292)	1,856
Provision (benefit) for income taxes	(1,158)	489
Net income (loss)	$(134)	$1,367
Net income (loss) per share:
Basic	$—	$0.03
Diluted	$—	$0.03
Weighted average shares outstanding:
Basic	44,953	44,235
Diluted	44,953	46,913

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019
Net income (loss)	$(134)	$1,367
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(25)	(26)
Reclassification into other income, net	70	26
Foreign currency translation loss	(27)	(43)
Tax effect	4	20
Other comprehensive income (loss), net of tax	22	(23)
Comprehensive income (loss)	$(112)	$1,344

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at January 3, 2020	44,822	$448	$304,288	$(3,048)	$(141,804)	$159,884
Net loss	—	—	—	—	(134)	(134)
Other comprehensive income	—	—	—	22	—	22
Common stock issued upon exercise of options	196	2	2,002	—	—	2,004
Stock-based compensation	—	—	3,190	—	—	3,190
Vested restricted stock	87	1	—	—	—	1
Balance, at April 3, 2020	45,105	$451	$309,480	$(3,026)	$(141,938)	$164,967
Balance, at December 28, 2018	44,195	$442	$289,584	$(1,320)	$(156,280)	$132,426
Net income	—	—	—	—	1,367	1,367
Impact of the adoption of lease accounting standard	—	—	—	—	113	113
Impact of adoption of nonemployee share-based payment standard	—	—	(315)	—	315	—
Other comprehensive loss	—	—	—	(23)	—	(23)
Common stock issued upon exercise of options	74	—	623	—	—	623
Stock-based compensation	—	—	2,830	—	—	2,830
Vested restricted stock	178	2	—	—	—	2
Balance, at March 29, 2019	44,447	$444	$292,722	$(1,343)	$(154,485)	$137,338

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019
Cash flows from operating activities:
Net income (loss)	$(134)	$1,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	766	1,222
Amortization of intangibles	9	8
Deferred income taxes	(1,369)	79
Change in net pension liability	173	119
Loss on disposal of property and equipment	3	—
Stock-based compensation expense	2,921	2,641
Provision for sales returns and bad debts	80	(34)
Inventory provision	336	455
Changes in working capital:
Accounts receivable	(3,462)	(554)
Inventories	(491)	(7)
Prepayments, deposits, and other current assets	(2,446)	(2,317)
Accounts payable	907	(185)
Other current liabilities	(5,464)	(2,063)
Net cash provided by (used in) operating activities	(8,171)	731
Cash flows from investing activities:
Acquisition of property and equipment	(2,185)	(2,203)
Acquisition of patents and licenses	—	(30)
Net cash used in investing activities	(2,185)	(2,233)
Cash flows from financing activities:
Repayment of finance lease obligations	(236)	(365)
Repayment on line of credit	(505)	(499)
Proceeds from the exercise of stock options	2,004	622
Proceeds from vested restricted stock	1	2
Net cash provided by (used in) financing activities	1,264	(240)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(24)
Decrease in cash, cash equivalents and restricted cash	(9,117)	(1,766)
Cash, cash equivalents and restricted cash, at beginning of the period	119,968	103,999
Cash, cash equivalents and restricted cash, at end of the period	$110,851	$102,233

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in the Comprehensive Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of January 3, 2020 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2020.

The Condensed Consolidated Financial Statements for the three months ended April 3, 2020 and March 29, 2019, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended April 3, 2020 and March 29, 2019, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in 000’s):

	April 3, 2020	January 3, 2020	March 29, 2019
Cash and cash equivalents	$110,851	$119,968	$102,111
Restricted cash(1)	—	—	122
Total cash, cash equivalents and restricted cash	$110,851	$119,968	$102,233

(1)	Included in other assets on the Condensed Consolidated Balance Sheets.

The Company had restricted cash set aside as collateral for a standby letter of credit required by the California Department of Public Health for unforeseen future regulatory costs related to the decommissioning of certain manufacturing equipment.  Since the quarter ended June 28, 2019, the Company was no longer required to set aside collateral for this standby letter of credit.

Vendor Concentration

There were no vendors which accounted for over 10% of the Company’s consolidated accounts payable as of April 3, 2020.  There was one vendor which accounted for over 11% of the Company’s consolidated accounts payable as of January 3, 2020.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Use of Estimates

During the COVID-19 pandemic, the Company believes it has used reasonable estimates and assumptions in determining valuation allowances for uncollectible trade receivables, sales returns reserves, obsolete and excess inventory reserves, deferred income taxes, and tax reserves, including valuation allowances for deferred tax assets, pension liabilities, evaluation of asset impairment, in determining the useful life of depreciable and definite-lived intangible assets, and in the variables and assumptions used to calculate and record stock-based compensation.  Toward the end of the quarter ended April 3, 2020, the Company’s customers began experiencing delays in customer payments.  At this time, the Company is not aware of any impairment of customer receivables.  The Company’s sales representatives throughout the world remain engaged with customers conducting online training and other educational courses which have been very well attended.  This activity gives the Company insight as to the impact to customers of COVID-19 and potential impairment of receivables.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted

On January 4, 2020 (beginning of fiscal year 2020), the Company adopted Accounting Standards Update (“ASU”) 2016‑13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments,” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account.  ASU 2016-13 also requires certain incremental disclosures.  Subsequently, the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-02 and ASU 2020-03 to clarify and improve ASU 2016-13.  The adoption of ASU 2016-13 did not have a material impact on the Condensed Consolidated Financial Statements.

On January 4, 2020 (beginning of fiscal year 2020), the Company adopted ASU 2018-13, “Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies certain disclosures requirements for reporting fair value measurements.  The adoption of ASU 2018-13 did not have a material impact on the Condensed Consolidated Financial Statements.

On January 4, 2020 (beginning of fiscal year 2020), the Company adopted ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20); Disclosure Framework – Changes in the Disclosure Requirement for Defined Benefit Plans,” which modifies disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans.  The adoption of ASU 2018-14 did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.” ASU 2019-12 removes the following exceptions:  exception to the incremental approach for intra period tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year to date losses that exceed anticipated losses.  ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted.  The Company will adopt this standard as of January 2, 2021 (beginning of fiscal year 2021) and is currently evaluating the disclosure requirements and its effect on the Condensed Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	April 3, 2020	January 3, 2020
Raw materials and purchased parts	$4,252	$3,334
Work in process	2,079	1,870
Finished goods	12,316	12,976
Total inventories, gross	18,647	18,180
Less inventory reserves	1,082	1,038
Total inventories, net	$17,565	$17,142

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	April 3, 2020	January 3, 2020
Prepayments and deposits	$4,382	$3,031
Prepaid insurance	1,079	1,488
Consumption tax receivable	1,192	875
Value added tax (VAT) receivable	1,355	713
Other(1)	1,160	453
Total prepayments, deposits and other current assets	$9,168	$6,560

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	April 3, 2020	January 3, 2020
Machinery and equipment	$20,431	$17,173
Computer equipment and software	6,475	6,244
Furniture and fixtures	4,523	4,169
Leasehold improvements	10,912	10,151
Construction in process	7,742	8,477
Total property, plant and equipment, gross	50,083	46,214
Less accumulated depreciation	29,899	29,149
Total property, plant and equipment, net	$20,184	$17,065

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	April 3, 2020			January 3, 2020
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,352	$(9,065)	$287	$9,353	$(9,057)	$296

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 3, 2020	January 3, 2020
Accrued salaries and wages	$3,769	$4,400
Accrued bonuses	123	4,184
Accrued insurance	890	1,346
Income taxes payable	2,087	2,710
Accrued consumption tax	1,456	1,164
Accrued professional fees for clinical trials	751	567
Marketing obligations	692	633
Other(1)	2,462	2,693
Total other current liabilities	$12,230	$17,697

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 7 – Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of April 3, 2020) plus a 0.50% spread, and may be renewed quarterly (the current line expires on May 21, 2020).  The credit facility is not collateralized.  The Company had 142,500,000 Yen and 197,500,000 Yen outstanding on the line of credit as of April 3, 2020 and January 3, 2020, respectively (approximately $1,316,000 and $1,827,000 based on the foreign exchange rates on April 3, 2020 and January 3, 2020, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 357,500,000 Yen and 302,500,000 Yen available for borrowing as of April 3, 2020 and  January 3, 2020, respectively (approximately $3,300,000 and $2,798,000 based on the foreign exchange rate on April 3, 2020 and January 3, 2020, respectively).  At maturity on May 21, 2020, the Company expects to renew this line of credit for an additional three months, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,000,000 at the rate of exchange on April 3, 2020 and January 3, 2020), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of April 3, 2020 and January 3, 2020.

The Company is in compliance with covenants of its credit facilities and lines of credit as of April 3, 2020.

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

	April 3, 2020	January 3, 2020
Machinery and equipment	$568	$1,885
Computer equipment and software	883	912
Furniture and fixtures	—	102
Leasehold improvements	—	27
Finance lease right-of-use assets, gross	1,451	2,926
Less accumulated depreciation	734	1,059
Finance lease right-of-use assets, net	$717	$1,867

Total finance lease liability	$689	$926
Weighted-average remaining lease term (in years)	1.0	1.1
Weighted-average discount rate	6.02%	6.17%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Amortization of finance lease right-of-use asset	$117	$161
Interest on finance lease liabilities	10	19
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	10	19
Financing cash flows	236	365
Right-of-use assets obtained in exchange for new finance lease liabilities	—	642

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Operating Leases (Continued)

	April 3, 2020	January 3, 2020
Machinery and equipment	$781	$765
Computer equipment and software	462	462
Real property	11,089	11,116
Operating lease right-of-use assets, gross	12,332	12,343
Less accumulated depreciation	6,294	5,659
Operating lease right-of-use assets, net	$6,038	$6,684

Total operating lease liability	$6,143	$6,786
Weighted-average remaining lease term (in years)	2.1	2.3
Weighted-average discount rate	1.63%	1.82%

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Operating lease cost	$740	$611
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	738	601
Right-of-use assets obtained in exchange for new operating lease liabilities	69	1,464

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of April 3, 2020 is as follows (in thousands):

As of April 3, 2020 12 Months Ended	Operating Leases	Finance Leases
March 2021	$2,660	$580
March 2022	1,480	119
March 2023	1,219	8
March 2024	792	8
March 2025	236	—
Thereafter	29	—
Total minimum lease payments, including interest	$6,416	$715
Less amounts representing interest	273	26
Total minimum lease payments	$6,143	$689

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 — Income Taxes

The Company recorded an income tax provision (benefit) as follows (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Provision (benefit) for income taxes	$(1,158)	$489

The Company recorded an income tax benefit of $1,158,000 for the three months ended April 3, 2020 due to the income tax benefit from the release of its U.S. valuation allowance, offset by income tax expense from profits generated from its foreign operations.  The Company recorded income taxes of $489,000 for the three months ended March 29, 2019, primarily due to pre-tax income generated in certain foreign jurisdictions and withholding taxes on foreign operations.  The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.  In the fourth quarter of fiscal year 2019, the Company reversed all previously recorded withholding taxes recorded for 2019, at which time the Company formed STAAR Surgical UK Limited as a holding company for its foreign operations.  Based on the current tax treaties between the U.S., United Kingdom and Switzerland, the Company will no longer accrue for Switzerland withholding taxes on foreign earnings after fiscal 2018 (see also Note 10 in its fiscal 2019 Form 10-K for more information). There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.   All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.

The 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries.  In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets.  The provision further allows a deduction of 50 percent of GILTI, however this deduction is limited by the Company’s U.S. taxable income.  The Company has elected to account for GILTI as a current period expense when incurred.

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment. As of fiscal year end 2019, the Company had three years of accumulated profits for federal income tax purposes as a result of GILTI.  However, the three-year income position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. This includes existing profits in foreign jurisdiction as well as projected future profits. As further described in Notes 1 and 10 of the Company’s fiscal 2019 Form 10-K, under the “incremental cash tax savings approach,” the Company recorded a valuation allowance release of $3,003,000 and $373,000 against the federal and certain states deferred tax assets, respectively.  During the three months ended April 3, 2020, the Company revised its global forecasts as a result of COVID-19, and released an additional $1,369,000 of valuation allowance.  As of April 3, 2020, the Company released approximately $4,745,000 of valuation allowance on its deferred tax assets in the U.S. jurisdiction utilizing the incremental cash tax savings approach.

Under the incremental cash tax savings approach, the U.S. valuation allowances of $36,272,000, will remain as the usage of the remaining net operating losses and deferred tax assets will not result in cash tax savings and therefore provide no additional benefit.  As of April 3, 2020, the Company had net deferred tax assets in the U.S. of $4,881,000, which consisted of the federal and state valuation allowance release of $4,439,000 and $306,000, respectively, and the refundable alternative minimum tax credit of $136,000.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law.  The Company reviewed the provisions of the CARES Act, but does not expect it to have a material impact to its tax provision (also see note 15).

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Service cost(1)	$319	$232
Interest cost(2)	11	20
Expected return on plan assets(2)	(43)	(33)
Prior service credit(2),(3)	(9)	(6)
Actuarial loss recognized in current period(2),(3)	79	32
Net periodic pension cost	$357	$245

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)	Recognized in other income (expense), net on the Condensed Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Employer contribution	$175	$126

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Employee stock options	$2,232	$1,430
Restricted stock	78	82
Restricted stock units	549	1,104
Nonemployee stock options	62	25
Total stock-based compensation expense	$2,921	$2,641

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Cost of sales	$22	$14
General and administrative	1,085	778
Marketing and selling	1,055	1,171
Research and development	759	678
Total stock-based compensation expense, net	2,921	2,641
Amounts capitalized as part of inventory	269	189
Total stock-based compensation expense, gross	$3,190	$2,830

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and restricted stock units (“RSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of April 3, 2020, there were 844,399 shares available for grant under the Plan

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted is derived from the historical exercises and post-vesting cancellations and represents the period of time that options granted are expected to be outstanding.  The Company has calculated an 6% estimated forfeiture rate based on historical forfeiture experience.  The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

	Three Months Ended
	April 3, 2020	March 29, 2019
Expected dividend yield	0%	0%
Expected volatility	53%	53%
Risk-free interest rate	0.54%	2.43%
Expected term (in years)	5.72	5.67

Stock Options

A summary of stock option activity under the Plan for the three months ended April 3, 2020 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at January 3, 2020	4,326
Granted	603
Exercised	(196)
Forfeited or expired	(6)
Outstanding at April 3, 2020	4,727	$4.73	$43.84
Exercisable at April 3, 2020	3,231

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Restricted Stock and Restricted Stock Units

A summary of restricted stock and RSU activity under the Plan for the three months ended April 3, 2020 is presented below:

	Restricted Stock (in 000’s)	Restricted Stock Units (in 000’s)
Unvested at January 3, 2020	11	104
Granted	—	97
Vested	—	(87)
Forfeited or expired	—	(1)
Unvested at April 3, 2020	11	113

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended
	April 3, 2020	March 29, 2019
Numerator:
Net income (loss)	$(134)	$1,367
Denominator:
Weighted average common shares:
Common shares outstanding	44,964	44,246
Less: Unvested restricted stock	(11)	(11)
Denominator for basic calculation	44,953	44,235
Weighted average effects of potentially diluted common stock:
Stock options	—	2,418
Unvested restricted stock	—	252
Restricted stock units	—	8
Denominator for diluted calculation	44,953	46,913
Net income (loss) per share:
Basic	$(0.00)	$0.03
Diluted	$(0.00)	$0.03

Because the Company had a net loss for the three months ended April 3, 2020, the number of diluted shares is equal to the number of basic shares.  The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, and restricted stock units with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended
	April 3, 2020	March 29, 2019
Stock options	3,771	672
Restricted stock and restricted stock units	88	—
Total	3,859	672

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Non-consignment sales	$30,400	$28,266
Consignment sales	4,787	4,317
Total net sales	$35,187	$32,583

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales (Continued)

	Three Months Ended
	April 3, 2020	March 29, 2019
Domestic	$1,739	$1,952
Foreign:
China	$11,715	$11,771
Japan	8,302	5,519
Other(1)	13,431	13,341
Total foreign sales	33,448	30,631
Total net sales	$35,187	$32,583

(1)	No other location individually exceeds 10% of the total sales.

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

	Three Months Ended
	April 3, 2020	March 29, 2019
ICLs	$29,340	$27,786
Other product sales
IOLs	3,994	4,017
Other surgical products	1,853	780
Total other product sales	5,847	4,797
Total net sales	$35,187	$32,583

One customer, the Company’s distributor in China, accounted for 33% and 36% of net sales for the three months ended April 3, 2020 and March 29, 2019, respectively.  As of April 3, 2020 and January 3, 2020, respectively, one customer, the Company’s distributor in China, accounted for 48% and 43% of consolidated trade receivables.

Note 15 — COVID-19 and CARES Act Developments

In December 2019, COVID-19 surfaced and in March 2020, the World Health Organization declared a pandemic related to the rapid spread of COVID-19 around the world.  The impact of the COVID-19 outbreak on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, uncertain and may be significant. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. On March 17, 2020, the Company suspended most of its production and non-essential business locations where employees can work from home.  A very limited number of manufacturing personnel remained at work for critical late staged processes, until the end of March 2020.  Manufacturing resumed on April 27, 2020.  The Company’s revenues have been adversely impacted, as customers in China were not able to carry out procedures during the month of February and the Company experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID 19 virus, including parts of Europe and North America.  In certain of these markets, sales have paused as elective surgeries are discouraged to support COVID-19 related needs.  The Company expects this decrease in sales in certain geographies, such as parts of Europe and North America, to continue through the second quarter of 2020 and possibly beyond as different geographies resume business activities on differing timelines.

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The Company did not apply for or require financing available under the CARES Act and does not expect to do so given the strength of our balance sheet.  The Company will continue to monitor the impact that the CARES Act may have on its business, financial condition, results of operations, or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, capital expense or any other financial items; the expected impact of the COVID-19 pandemic and related public health measures (including but not limited to their impact on sales, operations or clinical trials globally), the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products (including the EVO family of lenses in the U.S. and the EDOF ICL for presbyopia internationally); commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2020 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and we can give no assurance that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, risks and uncertainties related to the COVID-19 pandemic and related public health measures, and those described in in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on February 26, 2020, as well as the updated risk factor disclosed herein.  We undertake no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

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

Recent Developments

Net Sales increased 8% over the prior year quarter despite COVID-19 headwinds causing a pause in elective procedures across different markets and of various durations, commencing in February in China. ICL units increased 9% over the prior year quarter, including growth in Japan of 79%, growth in Korea of 14%, growth in Canada of 10%, growth in China of 7% and growth in Germany of 5%. We expect the decrease in sales in certain geographies, such as parts of Europe and North America, to continue through the second quarter of 2020 and possibly beyond as governments and other organizations impose or recommend, and businesses and individuals implement, restrictions on various activities or other actions to combat this pandemic’s spread. We also expect business to resume in various global geographies as pandemic concerns subside, such as the current experience in China and the nascent experience in Germany. At this point, the extent to which the coronavirus may impact our business remains uncertain.

To date, we have not experienced any significant COVID-19 related supply chain challenges.  Current levels of customer demand in the quarter, coupled with our temporary manufacturing closure, will lead to modestly longer lead times for certain “made to order” lenses. We resumed production on April 27, 2020, at our Monrovia and Aliso Viejo, California manufacturing facilities. As previously disclosed, we continued to pay all of our employees’ salaries, commissions, wages and benefits throughout the pandemic.  We implemented enhanced safety measures intended to keep our employees safe, and our business continuity plans anticipate those measures remaining for some time, as well as potentially new measures identified as “best practices” in the future.  In addition, we continue to monitor our customer’s return to work efforts, patient interest in refractive procedures in our larger markets, and our operational ability to meet expected customer demand. We gained valuable experience honing our digital communication strategies for providing customer educational and marketing support activities previously provided in person.  We will continue to leverage and further improve these strategies for use into the foreseeable future as circumstances dictate. We remain confident that the future of refractive surgery is lens-based, and that our ICLs offer an exceptional solution for patients seeking visual freedom from contact lenses and eyeglasses.

With respect to our U.S. EVO clinical trial, our contract research organization is providing clinical-study support to the EVO principal investigators, including the restart of patient enrollment following a pause associated with recommendations from states and medical societies with respect to elective procedures and clinical trials. Several of our principal investigator sites have already reopened, and resumed patient recruiting, screening and implantation. At this time, we expect all of our principal investigator sites to reopen by May 15, 2020. Our EVO EDOF lens for presbyopia remains under review by DEKRA, our Notified Body. The pandemic may cause a delay in DEKRA’s response to our submission.  Still, we remain optimistic our EDOF lens will be approved and introduced, in a staged rollout, to CE Mark countries either in the second or third quarter of this year. In early April 2020, we learned that Brazil’s Health Regulatory Agency, Anvisa, renewed the approval of the EVO Visian ICL for promotion and sale in Brazil after a protracted review. We expect to resume sales in Brazil in the second quarter of 2020, subject to the potential impact of COVID-19 on surgeons or patients.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended April 3, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2020.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Operations for the periods indicated.

	Percentage of Net Sales for Three Months
	April 3, 2020	March 29, 2019
Net sales	100.0%	100.0%
Cost of sales	29.6%	25.8%
Gross profit	70.4%	74.2%
General and administrative	22.6%	21.0%
Marketing and selling	31.4%	31.1%
Research and development	19.6%	17.3%
Total selling, general and administrative	73.6%	69.4%
Operating income (loss)	(3.2)%	4.8%
Total other income (expense), net	(0.5)%	0.9%
Income (loss) before income taxes	(3.7)%	5.7%
Provision (benefit) for income taxes	(3.3)%	1.5%
Net income (loss)	(0.4)%	4.2%

Net Sales

	Three Months Ended		Percentage Change
	April 3, 2020	March 29, 2019	2020 vs. 2019
ICLs	$29,340	$27,786	5.6%
Other product sales
IOLs	3,994	4,017	(0.6)%
Other surgical products	1,853	780	137.6%
Total other product sales	5,847	4,797	21.9%
Net sales	$35,187	$32,583	8.0%

Net sales for the three months ended April 3, 2020 were $35.2 million, an increase of 8% from $32.6 million reported during the same period of 2019.  The increase in net sales was due to an increase in ICL sales of $1.6 million and an increase in other product sales of $1.0 million.

Total ICL sales for the three months ended April 3, 2020 were $29.3 million, a 6% increase from $27.8 million reported for the same period of 2019, with unit growth up 9%. The sales increase was driven by the APAC region, which grew 10% with unit growth of 13%, primarily due to unit growth Japan up 79%, Korea up 14% and other APAC distributors up 37%.  China sales, although essentially flat during the quarter, resumed in March 2020 after a country wide shut down in February 2020 as a result of the COVID-19 pandemic. The Europe, Middle East, Africa and Latin America region sales decreased 4% with unit decrease of 3%. The North America region sales decreased 5%, with unit decrease of 4%, primarily due to a unit decrease of 6% in the U.S., partially offset by a 10% unit increase in Canada.  ICL sales represented 83.4% and 85.3% of our total sales for the three months ended April 3, 2020 and March 29, 2019, respectively.

Other product sales, including IOLs were $5.8 million for the three months ended April 3, 2020, an increase of 22% from $4.8 million reported for the same period of 2019.  The increase is due to the increase in preloaded injector part sales to a third-party manufacturer for product they sell to their customers for the three months ended April 3, 2020.  Other product sales represented 16.6% and 14.7% of our total sales for the three months ended April 3, 2020 and March 29, 2019, respectively.

Gross Profit

	Three Months Ended		Percentage Change
	April 3, 2020	March 29, 2019	2020 vs. 2019
Gross profit	$24,760	$24,180	2.4%
Gross margin	70.4%	74.2%

Gross profit for the three months ended April 3, 2020 was $24.8 million, a 2.4% increase compared to the $24.2 million reported for the same period of 2019.  Gross profit margin decreased to 70.4% of revenue for the three months ended April 3, 2020 compared to 74.2% of revenue for the three months ended March 29, 2019, due primarily to period costs associated with manufacturing expansion projects and increased mix of injector part sales which carry a lower margin.  Also impacting gross profit were $150,000 in period costs recorded as a result of COVID-19 and the resulting manufacturing pause which began on March 17, 2020.  It is anticipated, gross profit in the second quarter of 2020 will be negatively impacted by approximately $1.4 million in additional period costs.  Future gross profit will also likely be impacted by additional investments in safety-related modifications to our facilities, purchases of personal protective equipment (PPE) and other costs to protect against COVID-19, although the financial impact of this cannot yet be quantified.  We resumed manufacturing on April 27, 2020.

General and Administrative Expense

	Three Months Ended		Percentage Change
	April 3, 2020	March 29, 2019	2020 vs. 2019
General and administrative expense	$7,969	$6,837	16.6%
Percentage of sales	22.6%	21.0%

General and administrative expenses for the three months ended April 3, 2020 were $8.0 million, a 16.6% increase compared to the $6.8 million reported for the same period of 2019.  The increase in general and administrative expenses was due to an increase in headcount and salary-related expenses, increased tax consulting costs and increased facilities costs.

Marketing and Selling Expense

	Three Months Ended		Percentage Change
	April 3, 2020	March 29, 2019	2020 vs. 2019
Marketing and selling expense	$11,028	$10,143	8.7%
Percentage of sales	31.3%	31.1%

Marketing and selling expenses for the three months ended April 3, 2020 were $11.0 million, an 8.7% increase compared to the $10.1 million reported for the same period of 2019.  The increase in marketing and selling expenses is due to increased advertising and promotional activities and increased headcount and salary-related expenses, partially offset by a decrease in travel expenses.

Research and Development Expense

	Three Months Ended		Percentage Change
	April 3, 2020	March 29, 2019	2020 vs. 2019
Research and development expense	$6,898	$5,635	22.4%
Percentage of sales	19.6%	17.3%

Research and development expenses for the three months ended April 3, 2020 were $6.9 million, a 22.4% increase compared to the $5.6 million reported for the same period of 2019. The increase for the was primarily due to an increase in in expenses related to clinical expenses associated with our EVO clinical trial in the U.S., increased quality validation expenses and increased headcount and salary-related expenses.

Other Income (Expense), Net

	Three Months Ended		Percentage Change
	April 3, 2020	March 29, 2019	2020 vs. 2019
Other income (expense), net	$(157)	$291	—*
Percentage of sales	(0.5)%	0.9%

*	Denotes change is greater than +100%.

Other expense, net for the three months ended April 3, 2020 was $0.2 million compared to other income of $0.3 million reported for the same period of 2019.  The change in other income (expense), net was mainly due to an increase in foreign exchange losses (primarily the euro).

Income Taxes

	Three Months Ended		Percentage Change
	April 3, 2020	March 29, 2019	2020 vs. 2019
Income tax provision (benefit)	$(1,158)	$489	—*

*	Denotes change is greater than +100%.

We recorded an income tax benefit of $1.2 million for the three months ended April 3, 2020 due to the income tax benefit from the release of our U.S. valuation allowances, offset by income tax expense from profits generated by our foreign operations.  We recorded income taxes of $0.5 million for the three months ended March 29, 2019 primarily due to pre-tax income generated in certain foreign jurisdictions and withholding taxes on foreign operations.  In the fourth quarter of fiscal year 2019, we reversed all previously recorded withholding taxes recorded for 2019, at which time we formed STAAR Surgical UK Limited as a holding company for our foreign operations.  Based on the current tax treaties between the U.S., United Kingdom and Switzerland, we will no longer accrue for Switzerland withholding taxes on foreign earnings after fiscal 2018 (see also Note 10 in our fiscal 2019 Form 10-K for more information).  We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.  As further described in Notes 1 and 10 of our fiscal 2019 Form 10-K, under the “incremental cash tax savings approach,” we recorded a valuation release of $3,003,000 and $373,000 against federal and certain states deferred tax assets, respectively.  During the three months ended April 3, 2020, we revised our global forecasts as a result of COVID-19, and released an additional $1.4 million of valuation allowance.  As of April 3, 2020, we released approximately $4.9 million of valuation allowance on our deferred tax assets in the U.S. jurisdiction utilizing the incremental cash tax savings approach. The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. We considered the projected future income, tax planning strategies and all other available evidence both positive and negative, as well as results of recent operations in making this assessment.   In applying the incremental cash tax savings approach, we will continue to maintain a valuation allowance on the balance of the Company’s net U.S. deferred tax assets of $36.3 million.

Liquidity and Capital Resources

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. We have experienced delays in payments on accounts receivable and expect this to continue to be the case during the second quarter as our customers are permitted to resume elective refractive surgery. This will have a temporary impact on our working capital.  However, at this time we are unaware of any impairment of assets resulting from the COVID19 pandemic.  The Company did not apply for or require financing available under the Coronavirus Aid, Relief, and Economic Security “CARES” Act and does not expect to do so given the strength of our balance sheet.  Our financial condition at April 3, 2020 and January 3, 2020 included the following (in millions):

	April 3, 2020	January 3, 2020	2020 vs. 2019
Cash and cash equivalents	$110.9	$120.0	$(9.1)
Current assets	$172.1	$174.7	$(2.6)
Current liabilities	29.9	34.5	(4.6)
Working capital	$142.2	$140.2	$2.0

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at April 3, 2020, we have a line of credit with a Japanese lender, in the amount of $1.3 million, with $3.3 million of availability and a line of credit with a Swiss lender, in the amount of $1.0 million, which is fully available for borrowing.

Net cash used in operating activities was $8.2 million for the three months ended April 3, 2020 compared to net cash provided by operating activities of $0.7 million for the three months ended March 29, 2019.  Net cash used in operating activities for the three months ended April 3, 2020, consisted of $11.0 million in working-capital changes and a $0.1 million net loss, offset by $2.9 in non-cash items.  The change in net cash used in operating activities during the three months ended April 3, 2020 was due to a decrease in net working capital of $5.8 million, a decrease of $1.6 million in non-cash items and the net loss of $0.1 million during the three months ended April 3, 2020 compared to net income of $1.4 million during the three months ended March 29, 2019.

Net cash used in investing activities was $2.2 million for the three months ended April 3, 2020 and March 29, 2019, respectively, and relate primarily to the acquisition of property, plant, and equipment.

Net cash provided by financing activities was $1.3 million for the three months ended April 3, 2020 compared to net cash used in financing activities of $0.2 million for the three months ended March 29, 2019.  Net cash provided by financing activities for the three months ended April 3, 2020 consisted of $2.0 million of proceeds from the exercise of stock options, offset by $0.5 million repayment on the Japan line of credit and $0.2 million repayment of finance lease obligations.

Credit Facilities and Commitments

Lines of Credit and Leases

See Notes 7 and 8 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of April 3, 2020.

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

During the three months ended April 3, 2020, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 3, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended January 3, 2020. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

In light of the ongoing COVID-19 pandemic, the Company has updated the risk factor set forth below.  This risk factor supplements and should be read in conjunction with the risk factors described in the 2019 Form 10-K.

As discussed below, the impact of the COVID-19 pandemic and the measures implemented by governmental authorities and other third parties in response to the pandemic remains uncertain. To the extent the pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of amplifying many of the risk factors included in Part 1, Item 1A, Risk Factors of the 2019 Form 10-K.

Public health crises, political crises, and other catastrophic events or other events outside of our control may impact our business.

In 2019, we generated approximately 95% of our total sales outside the U.S.  A natural disaster (such as tsunami, power shortage, or flood), public health crisis (such as a pandemic or epidemic), political crisis (such as terrorism, war, political instability or other conflict), or other events outside of our control that may occur anywhere around the world, may adversely impact our business and operating results. Moreover, these types of events could negatively impact surgeon or patient spending in the impacted region(s) or depending upon the severity, globally, which could adversely impact our operating results. For example, in December 2019, COVID-19 was reported in Wuhan, China, resulting in temporary hospital and clinic closures and a decrease in consumer traffic in China, our largest single market. Thereafter, COVID-19 spread globally becoming a pandemic, resulting in governmental authorities and other third parties implementing or recommending a number of measures to contain the spread of COVID-19, including travel restrictions, shelter-in-place orders and business limitations and shutdowns.  The impact of COVID-19 and these measures implemented or recommended by governmental authorities and other third parties have had a significant impact on many businesses, including ours. We suspended most of our production on March 17, 2020 with the exception of continuation of critical late-staged processes.  Moreover, our revenues have been adversely impacted, as customers in China were not able to carry out procedures during the month of February and we experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID-19 virus, including parts of Europe and North America.  In certain of these markets, sales have paused as elective surgeries are discouraged to support COVID-19 related needs.  We expect this decrease in sales in certain geographies, such as parts of Europe and North America, to continue through the second quarter of 2020 and possibly beyond as different geographies resume business activities on differing timelines.  We cannot predict when different governments will permit businesses in their jurisdictions to return to business or when consumers will resume scheduling procedures. We also cannot predict COVID-19’s impact on the overall economy of various markets, including the existence or extent of a possible recession. Thus, at this point, the extent to which the coronavirus may impact delayed medical procedures and delayed lens orders, and the related impact on our full year 2020 results is uncertain; however, it could have a material adverse impact on our results of operations, cash flows and financial condition. We monitor such events and take actions that we deem reasonable given the circumstances. In the future other types of crises, may create an environment of business uncertainty around the world, which may hinder sales and/or supplies of our products nationally and internationally.

The extent to which the pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that are uncertain and cannot be predicted, including the following: the duration and scope of the pandemic; the impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer spending; how quickly and to what extent more customary economic and operating conditions can resume; its impact on our customers’ facilities; levels of consumer confidence; whether our COVID-19 preventative measures such as remote working arrangements, changes to manufacturing work areas, such as adherence to social distancing guidelines, and other workforce changes will impact operational efficiency or inventory levels; the impact on regulatory agencies, including the review and approval process; the impact on clinical studies; the ability of our customers to successfully navigate the impacts of the pandemic such as resuming activities and growing patient interest in our lenses; actions governments, businesses and individuals take in response to the pandemic; and potential employee illness and its impact on our operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On May 6, 2020, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC).  Our existing universal shelf registration statement expires on June 9, 2020.  The registration statement is subject to review by the SEC.

When declared effective by the SEC, the shelf registration will allow us the flexibility to offer and sell up to $200 million of securities, including common stock, preferred stock, debt securities, and warrants, from time to time and through various methods of distribution.  Our existing universal shelf registration statement also authorized the Company to issue up to $127,387,444.40 of securities, as we issued $72,612,553.60 of securities in an August 10, 2018 offering.  In accordance with SEC rules, the Company may make securities offerings under the existing shelf registration statement until the new registration statement is declared effective, subject to a maximum extension of 180 days.  There are no plans to offer securities under either shelf registration statement at this time.  Any future offering would be subject to market conditions and approval by the Company’s Board of Directors.  Any offering of securities covered by a shelf registration statement will be made only by means of a prospectus supplement authorized and filed by the Company.

The registration statement has been filed with the SEC but has not yet become effective.  The securities being registered may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended April 3, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	May 6, 2020	By:	/s/ DEBORAH J. ANDREWS
Deborah J. Andrews
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)