Form 10-Q
period 2020-07-03
STAAR SURGICAL CO
filed 2020-08-05
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    July 3, 2020

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

The registrant has 45,806,406 shares of common stock, par value $0.01 per share, issued and outstanding as of July 31, 2020.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	July 3, 2020	January 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$116,315	$119,968
Accounts receivable trade, net of allowance of doubtful accounts of $52 and $88, respectively	39,469	30,996
Inventories, net	17,836	17,142
Prepayments, deposits and other current assets	8,897	6,560
Total current assets	182,517	174,666
Property, plant and equipment, net	21,478	17,065
Finance lease right-of-use assets, net	687	1,867
Operating lease right-of-use assets, net	5,587	6,684
Intangible assets, net	280	296
Goodwill	1,785	1,786
Deferred income taxes	5,114	3,750
Other assets	591	751
Total assets	$218,039	$206,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,325	$1,827
Accounts payable	8,890	8,050
Obligations under finance leases	493	560
Obligations under operating leases	2,355	2,700
Allowance for sales returns	4,285	3,644
Other current liabilities	14,241	17,697
Total current liabilities	31,589	34,478
Obligations under finance leases	108	366
Obligations under operating leases	3,320	4,086
Asset retirement obligations	212	211
Pension liability	8,136	7,840
Total liabilities	43,365	46,981
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 45,788 and 44,822 shares issued and outstanding at July 3, 2020 and January 3, 2020, respectively	458	448
Additional paid-in capital	320,235	304,288
Accumulated other comprehensive loss	(2,909)	(3,048)
Accumulated deficit	(143,110)	(141,804)
Total stockholders’ equity	174,674	159,884
Total liabilities and stockholders’ equity	$218,039	$206,865

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net sales	$35,194	$39,664	$70,381	$72,247
Cost of sales	10,764	9,765	21,191	18,168
Gross profit	24,430	29,899	49,190	54,079
Selling, general and administrative expenses:
General and administrative	7,848	7,508	15,817	14,345
Marketing and selling	10,326	11,682	21,354	21,825
Research and development	7,311	6,098	14,209	11,733
Total selling, general and administrative expenses	25,485	25,288	51,380	47,903
Operating income (loss)	(1,055)	4,611	(2,190)	6,176
Other income (expense), net:
Interest income, net	20	259	236	530
Gain (loss) on foreign currency transactions	388	11	(80)	(237)
Royalty income	52	163	146	334
Other income (expense), net	(21)	1	(20)	98
Total other income, net	439	434	282	725
Income (loss) before income taxes	(616)	5,045	(1,908)	6,901
Provision (benefit) for income taxes	556	1,131	(602)	1,620
Net income (loss)	$(1,172)	$3,914	$(1,306)	$5,281
Net income (loss) per share:
Basic	$(0.03)	$0.09	$(0.03)	$0.12
Diluted	$(0.03)	$0.08	$(0.03)	$0.11
Weighted average shares outstanding:
Basic	45,354	44,479	45,152	44,357
Diluted	45,354	46,733	45,152	46,842

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net income (loss)	$(1,172)	$3,914	$(1,306)	$5,281
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(28)	(614)	(53)	(640)
Reclassification into other income, net	72	28	142	54
Foreign currency translation loss	113	382	86	339
Tax effect	(40)	(55)	(36)	(35)
Other comprehensive income (loss), net of tax	117	(259)	139	(282)
Comprehensive income (loss)	$(1,055)	$3,655	$(1,167)	$4,999

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at April 3, 2020	45,105	$451	$309,480	$(3,026)	$(141,938)	$164,967
Net loss	—	—	—	—	(1,172)	(1,172)
Other comprehensive income	—	—	—	117	—	117
Common stock issued upon exercise of options	681	7	7,546	—	—	7,553
Stock-based compensation	—	—	3,209	—	—	3,209
Vested restricted stock	2	—	—	—	—	—
Balance, at July 3, 2020	45,788	$458	$320,235	$(2,909)	$(143,110)	$174,674
Balance, at March 29, 2019	44,447	$444	$292,722	$(1,343)	$(154,485)	$137,338
Net income	—	—	—	—	3,914	3,914
Other comprehensive loss	—	—	—	(259)	—	(259)
Common stock issued upon exercise of options	52	1	486	—	—	487
Stock-based compensation	—	—	2,855	—	—	2,855
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	24	—	—	—	—	—
Balance, at June 28, 2019	44,534	$445	$296,063	$(1,602)	$(150,571)	$144,335

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands)

(Unaudited)

	Six Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at January 3, 2020	44,822	$448	$304,288	$(3,048)	$(141,804)	$159,884
Net loss	—	—	—	—	(1,306)	(1,306)
Other comprehensive income	—	—	—	139	—	139
Common stock issued upon exercise of options	877	9	9,548	—	—	9,557
Stock-based compensation	—	—	6,399	—	—	6,399
Vested restricted stock	89	1	—	—	—	1
Balance, at July 3, 2020	45,788	$458	$320,235	$(2,909)	$(143,110)	$174,674
Balance, at December 28, 2018	44,195	$442	$289,584	$(1,320)	$(156,280)	$132,426
Net income	—	—	—	—	5,281	5,281
Impact of the adoption of lease accounting standard	—	—	—	—	113	113
Impact of adoption of nonemployee share-based payment standard	—	—	(315)	—	315	—
Other comprehensive loss	—	—	—	(282)	—	(282)
Common stock issued upon exercise of options	126	1	1,109	—	—	1,110
Stock-based compensation	—	—	5,685	—	—	5,685
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	202	2	—	—	—	2
Balance, at June 28, 2019	44,534	$445	$296,063	$(1,602)	$(150,571)	$144,335

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2020	June 28, 2019
Cash flows from operating activities:
Net income (loss)	$(1,306)	$5,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	1,518	1,983
Amortization of intangibles	17	17
Deferred income taxes	(1,369)	393
Change in net pension liability	376	203
Loss on disposal of property and equipment	3	—
Stock-based compensation expense	5,839	5,220
Provision for sales returns and bad debts	605	(32)
Inventory provision	816	787
Changes in working capital:
Accounts receivable	(8,409)	(6,533)
Inventories	(932)	106
Prepayments, deposits, and other current assets	(2,172)	(1,154)
Accounts payable	297	563
Other current liabilities	(3,471)	(2,626)
Net cash provided by (used in) operating activities	(8,188)	4,208
Cash flows from investing activities:
Acquisition of property and equipment	(4,210)	(4,601)
Acquisition of patents and licenses	—	(30)
Net cash used in investing activities	(4,210)	(4,631)
Cash flows from financing activities:
Repayment of finance lease obligations	(346)	(681)
Repayment on line of credit	(508)	(999)
Proceeds from the exercise of stock options	9,557	1,110
Proceeds from vested restricted stock	1	2
Net cash provided by (used in) financing activities	8,704	(568)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	243
Decrease in cash, cash equivalents and restricted cash	(3,653)	(748)
Cash, cash equivalents and restricted cash, at beginning of the period	119,968	103,999
Cash, cash equivalents and restricted cash, at end of the period	$116,315	$103,251

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

The Condensed Consolidated Financial Statements for the three and six months ended July 3, 2020 and June 28, 2019, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended July 3, 2020 and June 28, 2019, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Vendor Concentration

There were two vendors which accounted for over 27% of the Company’s consolidated accounts payable as of July 3, 2020.  There was one vendor which accounted for over 11% of the Company’s consolidated accounts payable as of January 3, 2020.  There were no vendors who accounted for over 10% of the Company’s consolidated purchases for the three months ended July 3, 2020.  There were three vendors who accounted for over 43% of the Company’s consolidated purchases for the six months ended July 3, 2020.

Use of Estimates

During the COVID-19 pandemic, the Company believes it has used reasonable estimates and assumptions in determining valuation allowances for uncollectible trade receivables, sales returns reserves, obsolete and excess inventory reserves, deferred income taxes, and tax reserves, including valuation allowances for deferred tax assets, pension liabilities, evaluation of asset impairment, in determining the useful life of depreciable and definite-lived intangible assets, and in the variables and assumptions used to calculate and record stock-based compensation.  During the quarter ended July 3, 2020, the Company has experienced some delays in customer payments but is unaware of any material impairment of customer receivables.  The Company’s sales representatives throughout the world remain engaged with customers conducting online training and other educational courses which have been very well attended.  This activity has given the Company insight as to the impact to customers of COVID-19 and potential impairment of receivables.

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

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	July 3, 2020	January 3, 2020
Raw materials and purchased parts	$1,606	$3,334
Work in process	4,997	1,870
Finished goods	12,487	12,976
Total inventories, gross	19,090	18,180
Less inventory reserves	1,254	1,038
Total inventories, net	$17,836	$17,142

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	July 3, 2020	January 3, 2020
Prepayments and deposits	$5,106	$3,031
Prepaid insurance	726	1,488
Consumption tax receivable	661	875
Value added tax (VAT) receivable	1,313	713
BVG (Swiss Pension) prepayment	451	—
Other(1)	640	453
Total prepayments, deposits and other current assets	$8,897	$6,560

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	July 3, 2020	January 3, 2020
Machinery and equipment	$20,970	$17,173
Computer equipment and software	6,593	6,244
Furniture and fixtures	4,561	4,169
Leasehold improvements	11,100	10,151
Construction in process	8,889	8,477
Total property, plant and equipment, gross	52,113	46,214
Less accumulated depreciation	30,635	29,149
Total property, plant and equipment, net	$21,478	$17,065

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	July 3, 2020			January 3, 2020
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,356	$(9,076)	$280	$9,353	$(9,057)	$296

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 3, 2020	January 3, 2020
Accrued salaries and wages	$5,752	$4,400
Accrued bonuses	—	4,184
Accrued insurance	372	1,346
Income taxes payable	2,579	2,710
Accrued consumption tax	750	1,164
Accrued professional fees for clinical trials	968	567
Marketing obligations	838	633
Other(1)	2,982	2,693
Total other current liabilities	$14,241	$17,697

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 7 – Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of July 3, 2020) plus a 0.50% spread, and may be renewed quarterly (the current line expires on August 21, 2020).  The credit facility is not collateralized.  The Company had 142,500,000 Yen and 197,500,000 Yen outstanding on the line of credit as of July 3, 2020 and January 3, 2020, respectively (approximately $1,325,000 and $1,827,000 based on the foreign exchange rates on July 3, 2020 and January 3, 2020, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 357,500,000 Yen and 302,500,000 Yen available for borrowing as of July 3, 2020 and  January 3, 2020, respectively (approximately $3,325,000 and $2,798,000 based on the foreign exchange rate on July 3, 2020 and January 3, 2020, respectively).  At maturity on August 21, 2020, the Company expects to renew this line of credit for an additional three months, with similar terms.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Lines of Credit (Continued)

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,100,000 and $1,000,000 at the rate of exchange on July 3, 2020 and January 3, 2020 respectively), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of July 3, 2020 and January 3, 2020.

The Company is in compliance with covenants of its credit facilities and lines of credit as of July 3, 2020.

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

	July 3, 2020	January 3, 2020
Machinery and equipment	$568	$1,885
Computer equipment and software	860	912
Furniture and fixtures	—	102
Leasehold improvements	—	27
Finance lease right-of-use assets, gross	1,428	2,926
Less accumulated depreciation	741	1,059
Finance lease right-of-use assets, net	$687	$1,867

Total finance lease liability	$601	$926
Weighted-average remaining lease term (in years)	2.0	1.1
Weighted-average discount rate	5.40%	6.17%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Amortization of finance lease right-of-use asset	$50	$145	$167	$306
Interest on finance lease liabilities	8	22	18	41
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	8	22	18	41
Financing cash flows	110	316	346	681
Right-of-use assets obtained in exchange for new finance lease liabilities	22	37	22	679

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

	July 3, 2020	January 3, 2020
Machinery and equipment	$837	$765
Computer equipment and software	462	462
Real property	11,247	11,116
Operating lease right-of-use assets, gross	12,546	12,343
Less accumulated depreciation	6,959	5,659
Operating lease right-of-use assets, net	$5,587	$6,684

Total operating lease liability	$5,675	$6,786
Weighted-average remaining lease term (in years)	2.2	2.3
Weighted-average discount rate	1.75%	1.82%

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Operating lease cost	$746	$683	$1,486	$1,294
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	763	691	1,501	1,292
Right-of-use assets obtained in exchange for new operating lease liabilities	249	1,193	318	2,657

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of July 3, 2020 is as follows (in thousands):

As of July 3, 2020 12 Months Ended	Operating Leases	Finance Leases
June 2021	$2,473	$510
June 2022	1,394	84
June 2023	1,216	14
June 2024	665	11
June 2025	171	—
Thereafter	—	—
Total minimum lease payments, including interest	$5,919	$619
Less amounts representing interest	244	18
Total minimum lease payments	$5,675	$601

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 — Income Taxes

The Company recorded an income tax provision (benefit) as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Provision (benefit) for income taxes	$556	$1,131	$(602)	$1,620

The Company recorded income taxes of $556,000 and $1,131,000 for the three months ended July 3, 2020 and June 28, 2019, respectively, primarily due to pre-tax income generated in certain foreign jurisdictions.  Also included in the three months ended June 28, 2019 were withholding taxes on foreign operations.  The Company recorded an income tax benefit of $602,000 for the six months ended July 3, 2020 due to the income tax benefit from the release of its U.S. valuation allowance, offset by income tax expense from profits generated from its foreign operations.  The Company recorded income taxes of $1,620,000 for the six months ended June 28, 2019, primarily due to pre-tax income generated in certain foreign jurisdictions and withholding taxes on foreign operations.  The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.  In the fourth quarter of fiscal year 2019, the Company reversed all previously recorded withholding taxes recorded for 2019, at which time the Company formed STAAR Surgical UK Limited as a holding company for its foreign operations.  Based on the current tax treaties between the U.S., United Kingdom and Switzerland, the Company will no longer accrue for Switzerland withholding taxes on foreign earnings after fiscal 2018 (see also Note 10 in its fiscal 2019 Form 10-K for more information). There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.   All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.

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

For the three and six months ended July 3, 2020, the Company included GILTI of $4,137,000 and $5,400,000, respectively, and for the three and six months ended June 28, 2019, included GILTI of $5,635,000 and $7,699,000, respectively, in U.S. gross income, which was fully offset by net operating loss carryforwards.  The Company was not able to utilize the deduction of 50 percent of GILTI, as this deduction is limited by the Company’s pre-GILTI U.S. taxable income.

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment. As of fiscal year end 2019, the Company had three years of accumulated profits for federal income tax purposes as a result of GILTI.  However, the three-year income position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. This includes existing profits in foreign jurisdiction as well as projected future profits. As further described in Notes 1 and 10 of the Company’s fiscal 2019 Form 10-K, under the “incremental cash tax savings approach,” the Company recorded a valuation allowance release of $3,003,000 and $373,000 against the federal and certain states deferred tax assets, respectively.  During the six months ended July 3, 2020, the Company revised its global forecasts as a result of COVID-19, and released an additional $1,369,000 of valuation allowance.  As of July 3, 2020, the Company released approximately $4,745,000 of valuation allowance on its deferred tax assets in the U.S. jurisdiction utilizing the incremental cash tax savings approach.

Under the incremental cash tax savings approach, the U.S. valuation allowances of $36,530,000, will remain as the usage of the remaining net operating losses and deferred tax assets will not result in cash tax savings and therefore provide no additional benefit.  As of July 3, 2020, the Company had net deferred tax assets in the U.S. of $4,881,000, which consisted of the federal and state valuation allowance release of $4,439,000 and $306,000, respectively, and the refundable alternative minimum tax credit of $136,000.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law.  The Company reviewed the provisions of the CARES Act, but does not expect it to have a material impact to its tax provision (also see note 15).

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 — Income Taxes (Continued)

On July 20, the U.S. Treasury issued final regulations for addressing the treatment of foreign income that is subject to a high rate of foreign tax (the GILTI high-tax exclusion). The final regulations allow companies to exclude certain high-taxed income from their GILTI calculation.  The GILTI high-tax exclusion applies if the effective foreign tax rate is 90% or more of the rate that would apply if the income were subject to the maximum US rate of tax specified in section 11 (currently 18.9%, based on a maximum rate of 21%).  The final regulations also provide that the GILTI high-tax exclusion is an annual election made each year and is retroactive to years beginning after December 31, 2017.  As the regulations were finalized on July 20, 2020, after the current reporting period, the impact if any on the financial statements will be reported in the third quarter.  Management is currently evaluating the effect if any this election would have on their financial statements.

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Service cost(1)	$320	$248	$639	$480
Interest cost(2)	11	20	22	40
Expected return on plan assets(2)	(46)	(34)	(89)	(67)
Prior service credit(2),(3)	(8)	(5)	(17)	(11)
Actuarial loss recognized in current period(2),(3)	80	33	159	65
Net periodic pension cost	$357	$262	$714	$507

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)	Recognized in other income (expense), net on the Condensed Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Employer contribution	$155	$137	$330	$263

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Employee stock options	$2,505	$2,162	$4,737	$3,592
Restricted stock	76	77	154	159
Restricted stock units	274	311	823	1,415
Nonemployee stock options	63	29	125	54
Total stock-based compensation expense	$2,918	$2,579	$5,839	$5,220

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Cost of sales	$30	$22	$52	$36
General and administrative	1,209	1,018	2,294	1,796
Marketing and selling	812	690	1,867	1,861
Research and development	867	849	1,626	1,527
Total stock-based compensation expense, net	2,918	2,579	5,839	5,220
Amounts capitalized as part of inventory	291	276	560	465
Total stock-based compensation expense, gross	$3,209	$2,855	$6,399	$5,685

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, and restricted stock units (“RSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of July 3, 2020, there were 842,975 shares available for grant under the Plan

Assumptions

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

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53%	53%	53%	53%
Risk-free interest rate	0.31%	2.05%	0.53%	2.41%
Expected term (in years)	5.72	5.67	5.72	5.67

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock Options

A summary of stock option activity under the Plan for the six months ended July 3, 2020 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at January 3, 2020	4,326
Granted	609
Exercised	(876)
Forfeited or expired	(12)
Outstanding at July 3, 2020	4,047	$5.05	$43.84
Exercisable at July 3, 2020	2,717

Restricted Stock and Restricted Stock Units

A summary of restricted stock and RSU activity under the Plan for the six months ended July 3, 2020 is presented below:

	Restricted Stock (in 000’s)	Restricted Stock Units (in 000’s)
Unvested at January 3, 2020	11	104
Granted	—	97
Vested	(11)	(89)
Forfeited or expired	—	(1)
Unvested at July 3, 2020	—	111

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Numerator:
Net income (loss)	$(1,172)	$3,914	$(1,306)	$5,281
Denominator:
Weighted average common shares:
Common shares outstanding	45,354	44,489	45,152	44,368
Less: Unvested restricted stock	—	(10)	—	(11)
Denominator for basic calculation	45,354	44,479	45,152	44,357
Weighted average effects of potentially diluted common stock:
Stock options	—	2,149	—	2,292
Unvested restricted stock	—	97	—	185
Restricted stock units	—	8	—	8
Denominator for diluted calculation	45,354	46,733	45,152	46,842
Net income (loss) per share:
Basic	$(0.03)	$0.09	$(0.03)	$0.12
Diluted	$(0.03)	$0.08	$(0.03)	$0.11

Because the Company had a net loss for the three and six months ended July 3, 2020, the number of diluted shares is equal to the number of basic shares.  The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, and restricted stock units with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Stock options	3,082	1,991	3,502	1,256
Restricted stock and restricted stock units	59	1	72	—
Total	3,141	1,992	3,574	1,256

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Non-consignment sales	$23,446	$35,556	$53,846	$63,822
Consignment sales	11,748	4,108	16,535	8,425
Total net sales	$35,194	$39,664	$70,381	$72,247

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

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Domestic	$882	$2,114	$2,621	$4,066
Foreign:
China	18,603	19,394	30,318	31,165
Japan	7,463	6,275	15,765	11,794
Other(1)	8,246	11,881	21,677	25,222
Total foreign sales	34,312	37,550	67,760	68,181
Total net sales	$35,194	$39,664	$70,381	$72,247

(1)	No other location individually exceeds 10% of the total sales.

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

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
ICLs	$30,728	$34,432	$60,068	$62,218
Other product sales
IOLs	2,561	3,874	6,555	7,891
Other surgical products	1,905	1,358	3,758	2,138
Total other product sales	4,466	5,232	10,313	10,029
Total net sales	$35,194	$39,664	$70,381	$72,247

One customer, the Company’s distributor in China, accounted for 53% and 43% of net sales for the three and six months ended July 3, 2020, respectively, and the same customer, accounted for 49% and 43% of net sales for the three and six months ended June 28, 2019, respectively.  As of July 3, 2020 and January 3, 2020, respectively, one customer, the Company’s distributor in China, accounted for 57% and 43% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 15 — COVID-19 and CARES Act Developments

In December 2019, COVID-19 surfaced and in March 2020, the World Health Organization declared a pandemic related to the rapid spread of COVID-19 around the world.  The impact of the COVID-19 outbreak on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, uncertain and may be significant. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. On March 17, 2020, the Company suspended most of its production and non-essential business locations where employees can work from home.  A very limited number of manufacturing personnel remained at work for critical late staged processes, until the end of March 2020.  Manufacturing resumed on April 27, 2020.  The Company’s revenues have been adversely impacted, as customers in China were not able to carry out procedures during the month of February and the Company experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID 19 virus, including parts of Europe and North America.  In certain of these markets, sales have paused as elective surgeries are discouraged to support COVID-19 related needs.  The Company expects decreases in sales in certain geographies to continue through the remainder of 2020 as different geographies resume business activities on differing timelines.

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

Recent Developments

While refractive procedures were down significantly or came to a halt in April and May in much of North America, Europe, Latin America, India and the Middle East, continuing recovery and growth were recorded in Japan, Korea and China.  The positive trending continued in July with China experiencing stronger than anticipated demand as the peak season began in earnest.  While COVID-19 hotspots and government public health mandates may reoccur moving forward, we anticipate less business interruption and continued increased interest in our EVO ICL lens-based refractive solutions in the third and fourth quarter of 2020. We also continue to believe that we will achieve a 20% share of the refractive procedure market in China by the end of the year. Assuming significant COVID-19 hotspots and government public health mandates do not reoccur and global economic improvement progresses, our outlook for the third quarter of 2020 currently anticipates a sequential revenue increase of over 20% from our second quarter of 2020 results which would then result in year-over-year double digit growth.  Also, we currently expect fourth quarter of 2020 revenue will be similar to third quarter of 2020.

We resumed production at our California manufacturing facilities on April 27, 2020 and anticipate that we will be able to meet the demand for both our Spheric and Toric EVO lenses through the remainder of 2020.  We are moving forward with our plans to restart manufacturing in our Nidau, Switzerland facility in 2021. With respect to our U.S. clinical trial for our EVO family of myopia lenses, assuming no material change in the current operating environment we anticipate that we will complete enrollment in the trial by the end of September.  Considering the subsequent six-month patient follow-up and time to prepare our data submission to the FDA, we believe we are on track for potential marketing approval and commercialization of EVO in the U.S. in the second half of 2021.

As previously disclosed, we received on July 2, 2020, CE Mark approval for our extended depth of focus or EDOF presbyopia lens, EVO Viva, that is designed to correct near, intermediate and distance vision. We will commence a phased-rollout beginning in Spain, Belgium and Germany. We anticipate the first implants will occur in September following physician training and certification.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended July 3, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2020.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Operations for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Six Months
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	30.6%	24.6%	30.1%	25.1%
Gross profit	69.4%	75.4%	69.9%	74.9%
General and administrative	22.3%	18.9%	22.5%	19.9%
Marketing and selling	29.3%	29.5%	30.3%	30.2%
Research and development	20.8%	15.4%	20.2%	16.3%
Total selling, general and administrative	72.4%	63.8%	73.0%	66.4%
Operating income (loss)	(3.0)%	11.6%	(3.1)%	8.5%
Total other income (expense), net	1.2%	1.1%	0.4%	1.0%
Income (loss) before income taxes	(1.8)%	12.7%	(2.7)%	9.5%
Provision (benefit) for income taxes	1.5%	2.9%	(0.8)%	2.2%
Net income (loss)	(3.3)%	9.8%	(1.9)%	7.3%

Net Sales

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2020	June 28, 2019	2020 vs. 2019	July 3, 2020	June 28, 2019	2020 vs. 2019
ICLs	$30,728	$34,432	(10.8)%	$60,068	$62,218	(3.5)%
Other product sales
IOLs	2,561	3,874	(33.9)%	6,555	7,891	(16.9)%
Other surgical products	1,905	1,358	40.3%	3,758	2,138	75.8%
Total other product sales	4,466	5,232	(14.6)%	10,313	10,029	2.8%
Net sales	$35,194	$39,664	(11.3)%	$70,381	$72,247	(2.6)%

Net sales for the three months ended July 3, 2020 were $35.2 million, a decrease of 11% from $39.7 million reported during the same period of 2019.  The decrease in net sales was due to decreases in ICL sales of $3.7 million and other product sales of $0.8 million.

Net sales for the six months ended July 3, 2020 were $70.4 million, a decrease of 3% from $72.2 million reported during the same period of 2019.  The decrease in net sales was due to a decrease in ICL sales of $2.2 million, partially offset by an increase in other product sales of $0.3 million.

Total ICL sales for the three months ended July 3, 2020 were $30.7 million, a decrease of 11% from $34.4 million reported for the same period of 2019, with unit decrease of 3%. The Europe, Middle East, Africa and Latin America region sales decreased 30% with unit decrease of 31%.  The North America region sales decreased 55%, with unit decrease of 56%.  The decrease in both these regions were impacted by the COVID-19 pandemic when markets started to reopen in mid-May/early June.  The APAC region sales decreased by 2%, with unit growth up 5% due to unit growth in Japan up 39%, Korea up 16% and China up 6%. ICL sales represented 87.3% and 86.8% of our total sales for the three months ended July 3, 2020 and June 28, 2019, respectively.

Total ICL sales for the six months ended July 3, 2020 were $60.1 million, a 4% decrease from $62.2 million reported for the same period of 2019, with unit growth up 2%. The Europe, Middle East, Africa and Latin America region sales and units decreased 17%.  The North America region sales and units decreased 32%.  The decrease in both these regions were impacted by the COVID-19 pandemic when markets started to reopen in mid-May/early June.  The APAC region sales increased by 3%, with unit growth up 8% due to unit growth in Japan up 58%, Korea up 15% and China up 7%.  ICL sales represented 85.3% and 86.1% of our total sales for the six months ended July 3, 2020 and June 28, 2019, respectively.

Other product sales, including IOLs were $4.5 million for the three months ended July 3, 2020, a decrease of 15% from $5.2 million reported for the same period of 2019.  The decrease is due to a decrease in IOL sales, partially offset by an increase in preloaded injector part sales to a third-party manufacturer for product they sell to their customers.  Other product sales were $10.3 million for the six months ended July 3, 2020, an increase of 3% from $10.0 million reported for the same period of 2019.  The increase is due to an increase in preloaded injector part sales to a third-party manufacturer for product they sell to their customers, offset by a decrease in IOL sales.  Other product sales represented 12.7% and 13.2% of our total sales for the three months ended July 3, 2020 and June 28, 2019, respectively, and represented 14.7% and 13.9% of our total sales for the six months ended July 3, 2020 and June 28, 2019, respectively.

Gross Profit

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2020	June 28, 2019	2020 vs. 2019	July 3, 2020	June 28, 2019	2020 vs. 2019
Gross profit	$24,430	$29,899	(18.3)%	$49,190	$54,079	(9.0)%
Gross margin	69.4%	75.4%		69.9%	74.9%

Gross profit for the three months ended July 3, 2020 was $24.4 million, an 18.3% decrease compared to the $29.9 million reported for the same period of 2019.  Gross profit margin decreased to 69.4% of revenue for the three months ended July 3, 2020 compared to 75.4% of revenue for the three months ended June 28, 2019, due to geographic sales mix, $1.0 million in expenses related to the COVID-19 manufacturing pause from April 4 through April 27, 2020, period costs associated with the manufacturing expansion projects, and increased mix of injector part sales which carry a lower margin.

Gross profit for the six months ended July 3, 2020 was $49.2 million, a 9.0% decrease compared to the $54.1 million reported for the same period of 2019.  Gross profit margin decreased to 69.9% of revenue for the six months ended July 3, 2020 compared to 74.9% of revenue for the three months ended June 28, 2019, due primarily to geographic sales mix, $1.2 million in expenses related to the COVID-19 manufacturing pause from March 17 through April 27, 2020, period costs associated with the manufacturing expansion projects and increased mix of injector part sales which carry a lower margin.

General and Administrative Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2020	June 28, 2019	2020 vs. 2019	July 3, 2020	June 28, 2019	2020 vs. 2019
General and administrative expense	$7,848	$7,508	4.5%	$15,817	$14,345	10.3%
Percentage of sales	22.3%	18.9%		22.5%	19.9%

General and administrative expenses for the three months ended July 3, 2020 were $7.8 million, a 4.5% increase compared to the $7.5 million reported for the same period of 2019.  General and administrative expenses for the six months ended July 3, 2020 were $15.8 million, a 10.3% increase compared to the $14.3 million reported for the same period of 2019. The increase in general and administrative expenses for both periods was due to an increase in headcount and salary-related expenses, partially offset by a decrease in variable compensation and travel expenses, and for the six months also due to increased tax consulting and facilities costs.

Marketing and Selling Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2020	June 28, 2019	2020 vs. 2019	July 3, 2020	June 28, 2019	2020 vs. 2019
Marketing and selling expense	$10,326	$11,682	(11.6)%	$21,354	$21,825	(2.2)%
Percentage of sales	29.3%	29.5%		30.3%	30.2%

Marketing and selling expenses for the three months ended July 3, 2020 were $10.3 million, a 11.6% decrease compared to the $11.7 million reported for the same period of 2019.  The decrease in marketing and selling expenses was due to decreased trade show expenses and travel expenses, partially offset by increased advertising and promotional activities.

Marketing and selling expenses for the six months ended July 3, 2020 were $21.4 million, a 2.2% decrease compared to the $21.8 million reported for the same period of 2019.  The decrease in marketing and selling expenses was due to decreased trade show expenses and travel expenses, partially offset by increased advertising, promotional activities and salary-related expenses.

Research and Development Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2020	June 28, 2019	2020 vs. 2019	July 3, 2020	June 28, 2019	2020 vs. 2019
Research and development expense	$7,311	$6,098	19.9%	$14,209	$11,733	21.1%
Percentage of sales	20.8%	15.4%		20.2%	16.3%

Research and development expenses for the three months ended July 3, 2020 were $7.3 million, a 19.9% increase compared to the $6.1 million reported for the same period of 2019. Research and development expenses for the six months ended July 3, 2020 were $14.2 million, a 21.1% increase compared to the $11.7 million reported for the same period of 2019.  The increase in research and development expenses for both periods was primarily due to an increase in expenses related to clinical expenses associated with our EVO clinical trial in the U.S., and increased headcount and salary-related expenses, partially offset by variable compensation and travel expense.

Other Income (Expense), Net

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2020	June 28, 2019	2020 vs. 2019	July 3, 2020	June 28, 2019	2020 vs. 2019
Other income, net	$439	$434	1.2%	$282	$725	(61.1)%
Percentage of sales	1.2%	1.1%		0.4%	1.0%

*	Denotes change is greater than +100%.

Other income, net for the three months ended July 3, 2020 was $0.4 million, comparable to that reported for the same period of 2019.  Other income, net for the six months ended July 3, 2020 was $0.3 million compared to other income of $0.7 million reported for the same period of 2019.  The decrease in other income, net for the six months was due to decreases in interest income, as a result of lower interest rates, and royalty income, which was impacted by COVID-19 pandemic, partially offset by a decrease in foreign exchange losses (primarily the euro).

Income Taxes

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2020	June 28, 2019	2020 vs. 2019	July 3, 2020	June 28, 2019	2020 vs. 2019
Income tax provision (benefit)	$556	$1,131	(50.8)%	$(602)	$1,620	—*

*	Denotes change is greater than +100%.

We recorded income taxes of $0.6 million and $1.1 million for the three months ended July 3, 2020 and June 28, 2019, respectively, primarily due to pre-tax income generated in certain foreign jurisdictions.  Also for the three months ended June 28, 2019 withholding taxes on foreign operations.  We recorded an income tax benefit of $0.6 million for the six months ended July 3, 2020 due to the income tax benefit from the release of our U.S. valuation allowances, offset by income tax expense from profits generated by our foreign operations.  We recorded income taxes of $1.6 million for the six months ended June 28, 2019 primarily due to pre-tax income generated in certain foreign jurisdictions and withholding taxes on foreign operations.  In the fourth quarter of fiscal year 2019, we reversed all previously recorded withholding taxes recorded for 2019, at which time we formed STAAR Surgical UK Limited as a holding company for our foreign operations.  Based on the current tax treaties between the U.S., United Kingdom and Switzerland, we will no longer accrue for Switzerland withholding taxes on foreign earnings after fiscal 2018 (see also Note 10 in our fiscal 2019 Form 10-K for more information).  We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.  As further described in Notes 1 and 10 of our fiscal 2019 Form 10-K, under the “incremental cash tax savings approach,” we recorded a valuation release of $3.0 million and $0.4 million against federal and certain states deferred tax assets, respectively.  During the six months ended July 3, 2020, we revised our global forecasts as a result of COVID-19, and released an additional $1.4 million of valuation allowance.  As of July 3, 2020, we released approximately $4.9 million of valuation allowance on our deferred tax assets in the U.S. jurisdiction utilizing the incremental cash tax savings approach.  The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. We considered the projected future income, tax planning strategies and all other available evidence both positive and negative, as well as results of recent operations in making this assessment.    In applying the incremental cash tax savings approach, we will continue to maintain a valuation allowance on the balance of the Company’s net U.S. deferred tax assets of $36.5 million.

Liquidity and Capital Resources

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. We have experienced some delays in payments on accounts receivable as a result of the COVID-19 pandemic but expect this to improve during the third quarter of 2020 as our customers resume elective refractive surgery. This has had a temporary impact on our working capital.  However, at this time we are unaware of any impairment of assets resulting from the COVID19 pandemic.  The Company did not apply for or require financing available under the Coronavirus Aid, Relief, and Economic Security “CARES” Act and

does not expect to do so given the strength of our balance sheet.  Our financial condition at July 3, 2020 and January 3, 2020 included the following (in millions):

	July 3, 2020	January 3, 2020	2020 vs. 2019
Cash and cash equivalents	$116.3	$120.0	$(3.7)
Current assets	$182.5	$174.7	$7.8
Current liabilities	31.6	34.5	(2.9)
Working capital	$150.9	$140.2	$10.7

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at July 3, 2020, we have a line of credit with a Japanese lender, in the amount of $1.3 million, with $3.3 million of availability and a line of credit with a Swiss lender, in the amount of $1.1 million, which is fully available for borrowing.

Net cash used in operating activities was $8.2 million for the six months ended July 3, 2020 compared to net cash provided by operating activities of $4.2 million for the six months ended June 28, 2019.  Net cash used in operating activities for the six months ended July 3, 2020, consisted of $14.7 million in working-capital changes and a $1.3 million net loss, offset by $7.8 in non-cash items.  The change in net cash used in operating activities during the six months ended July 3, 2020 was due to a decrease in net working capital of $5.0 million, a decrease of $0.8 million in non-cash items and the net loss of $1.3 million during the six months ended July 3, 2020 compared to net income of $5.3 million during the six months ended June 28, 2019.

Net cash used in investing activities was $4.2 million and $4.6 million for the six months ended July 3, 2020 and June 28, 2019, respectively, and relate primarily to the acquisition of property, plant, and equipment.

Net cash provided by financing activities was $8.7 million for the six months ended July 3, 2020 compared to net cash used in financing activities of $0.6 million for the six months ended June 28, 2019.  Net cash provided by financing activities for the six months ended July 3, 2020 consisted of $9.6 million of proceeds from the exercise of stock options, offset by $0.5 million repayment on the Japan line of credit and $0.3 million repayment of finance lease obligations.

Credit Facilities and Commitments

Lines of Credit and Leases

See Notes 7 and 8 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of July 3, 2020.

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

During the six months ended July 3, 2020, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 3, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended January 3, 2020 and in “Part II—Item 1A—Risk Factors” of the Company’s Form 10-Q for the three months ended April 3, 2020. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Effective May 1, 2020, the Compensation Committee of the Board of Directors, as Administrator of STAAR’s Equity Incentive Plan, approved an amendment to Section 12.5 of STAAR’s Amended and Restated Omnibus Equity Incentive Plan to permit discretionary acceleration of vesting of equity awards granted to a non-employee director in the event of a Termination of Service, as defined by the Plan, after serving a minimum of at least one-half of the relevant term under any Award Agreement, as defined by the Plan.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.*

†10.38	Letter of the Company dated June 30, 2020 to Patrick Williams, Chief Financial Officer, regarding compensation.*

31.1	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended July 3, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	August 5, 2020	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)