Form 10-Q
period 2020-10-02
STAAR SURGICAL CO
filed 2020-11-04
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    October 2, 2020

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

The registrant has 46,109,765 shares of common stock, par value $0.01 per share, issued and outstanding as of October 30, 2020.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	October 2, 2020	January 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$128,338	$119,968
Accounts receivable trade, net of allowance of doubtful accounts of $131 and $88, respectively	42,063	30,996
Inventories, net	18,234	17,142
Prepayments, deposits and other current assets	7,368	6,560
Total current assets	196,003	174,666
Property, plant and equipment, net	22,662	17,065
Finance lease right-of-use assets, net	640	1,867
Operating lease right-of-use assets, net	7,725	6,684
Intangible assets, net	275	296
Goodwill	1,786	1,786
Deferred income taxes	5,007	3,750
Other assets	600	751
Total assets	$234,698	$206,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,353	$1,827
Accounts payable	7,830	8,050
Obligations under finance leases	422	560
Obligations under operating leases	2,215	2,700
Allowance for sales returns	4,427	3,644
Other current liabilities	17,612	17,697
Total current liabilities	33,859	34,478
Obligations under finance leases	73	366
Obligations under operating leases	5,571	4,086
Asset retirement obligations	216	211
Pension liability	8,587	7,840
Total liabilities	48,306	46,981
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 46,072 and 44,822 shares issued and outstanding at October 3, 2020 and January 3, 2020, respectively	461	448
Additional paid-in capital	328,074	304,288
Accumulated other comprehensive loss	(2,925)	(3,048)
Accumulated deficit	(139,218)	(141,804)
Total stockholders’ equity	186,392	159,884
Total liabilities and stockholders’ equity	$234,698	$206,865

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net sales	$47,081	$39,055	$117,462	$111,302
Cost of sales	12,210	10,004	33,401	28,172
Gross profit	34,871	29,051	84,061	83,130
Selling, general and administrative expenses:
General and administrative	8,589	7,098	24,406	21,443
Selling and marketing	12,649	12,463	34,003	34,288
Research and development	8,751	6,156	22,960	17,889
Total selling, general and administrative expenses	29,989	25,717	81,369	73,620
Operating income	4,882	3,334	2,692	9,510
Other income (expense), net:
Interest income, net	1	266	237	796
Gain (loss) on foreign currency transactions	468	(584)	388	(821)
Royalty income	93	106	239	440
Other income (expense), net	(63)	26	(83)	124
Total other income (expense), net	499	(186)	781	539
Income before income taxes	5,381	3,148	3,473	10,049
Provision for income taxes	1,489	760	887	2,380
Net income	$3,892	$2,388	$2,586	$7,669
Net income per share:
Basic	$0.08	$0.05	$0.06	$0.17
Diluted	$0.08	$0.05	$0.05	$0.16
Weighted average shares outstanding:
Basic	45,903	44,563	45,394	44,426
Diluted	48,180	46,857	47,589	46,848

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net income	$3,892	$2,388	$2,586	$7,669
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(334)	(1,037)	(387)	(1,677)
Reclassification into other income, net	70	26	212	80
Foreign currency translation loss	316	(22)	402	317
Tax effect	(68)	115	(104)	80
Other comprehensive income (loss), net of tax	(16)	(918)	123	(1,200)
Comprehensive income	$3,876	$1,470	$2,709	$6,469

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at July 3, 2020	45,788	$458	$320,235	$(2,909)	$(143,110)	$174,674
Net income	—	—	—	—	3,892	3,892
Other comprehensive loss	—	—	—	(16)	—	(16)
Common stock issued upon exercise of options	269	3	4,426	—	—	4,429
Stock-based compensation	—	—	3,413	—	—	3,413
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	4	—	—	—	—	—
Balance, at October 2, 2020	46,072	$461	$328,074	$(2,925)	$(139,218)	$186,392
Balance, at June 28, 2019	44,534	$445	$296,063	$(1,602)	$(150,571)	$144,335
Net income	—	—	—	—	2,388	2,388
Other comprehensive loss	—	—	—	(918)	—	(918)
Common stock issued upon exercise of options	64	1	718	—	—	719
Stock-based compensation	—	—	2,816	—	—	2,816
Vested restricted stock	8	—	—	—	—	—
Balance, at September 27, 2019	44,606	$446	$299,597	$(2,520)	$(148,183)	$149,340

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands)

(Unaudited)

	Nine Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at January 3, 2020	44,822	$448	$304,288	$(3,048)	$(141,804)	$159,884
Net income	—	—	—	—	2,586	2,586
Other comprehensive income	—	—	—	123	—	123
Common stock issued upon exercise of options	1,146	12	13,974	—	—	13,986
Stock-based compensation	—	—	9,812	—	—	9,812
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	93	1	—	—	—	1
Balance, at October 2, 2020	46,072	$461	$328,074	$(2,925)	$(139,218)	$186,392

Balance, at December 28, 2018	44,195	$442	$289,584	$(1,320)	$(156,280)	$132,426
Net income	—	—	—	—	7,669	7,669
Impact of the adoption of lease accounting standard	—	—	—	—	113	113
Impact of adoption of nonemployee share-based payment standard	—	—	(315)	—	315	—
Other comprehensive loss	—	—	—	(1,200)	—	(1,200)
Common stock issued upon exercise of options	190	2	1,827	—	—	1,829
Stock-based compensation	—	—	8,501	—	—	8,501
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	210	2	—	—	—	2
Balance, at September 27, 2019	44,606	$446	$299,597	$(2,520)	$(148,183)	$149,340

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2020	September 27, 2019
Cash flows from operating activities:
Net income	$2,586	$7,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	2,276	2,853
Amortization of intangibles	26	26
Deferred income taxes	(1,215)	526
Change in net pension liability	522	264
Loss on disposal of property and equipment	3	14
Stock-based compensation expense	8,965	7,778
Provision for sales returns and bad debts	815	309
Inventory provision	1,195	1,222
Changes in working capital:
Accounts receivable	(10,975)	(4,260)
Inventories	(1,353)	(179)
Prepayments, deposits, and other current assets	(636)	(230)
Accounts payable	(657)	546
Other current liabilities	(151)	(536)
Net cash provided by operating activities	1,401	16,002
Cash flows from investing activities:
Acquisition of property and equipment	(6,259)	(7,169)
Acquisition of patents and licenses	—	(30)
Net cash used in investing activities	(6,259)	(7,199)
Cash flows from financing activities:
Repayment of finance lease obligations	(455)	(998)
Repayment on line of credit	(511)	(1,512)
Proceeds from the exercise of stock options	13,986	1,829
Proceeds from vested restricted stock	1	2
Net cash provided by (used in) financing activities	13,021	(679)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	207	204
Increase in cash, cash equivalents and restricted cash	8,370	8,328
Cash, cash equivalents and restricted cash, at beginning of the period	119,968	103,999
Cash, cash equivalents and restricted cash, at end of the period	$128,338	$112,327

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

The Condensed Consolidated Financial Statements for the three and nine months ended October 2, 2020 and September 27, 2019, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended October 2, 2020 and September 27, 2019, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Vendor Concentration

There were two vendors which accounted for over 29% of the Company’s consolidated accounts payable as of October 2, 2020.  There was one vendor which accounted for over 11% of the Company’s consolidated accounts payable as of January 3, 2020.  There was one vendor who accounted for over 10% of the Company’s consolidated purchases for the three months ended October 2, 2020.  There were no vendors who accounted for over 10% of the Company’s consolidated purchases for the nine months ended October 2, 2020.

Use of Estimates

During the COVID-19 pandemic, the Company believes it has used reasonable estimates and assumptions in determining valuation allowances for uncollectible trade receivables, sales returns reserves, obsolete and excess inventory reserves, deferred income taxes, and tax reserves, including valuation allowances for deferred tax assets, pension liabilities, evaluation of asset impairment, in determining the useful life of depreciable and definite-lived intangible assets, and in the variables and assumptions used to calculate and record stock-based compensation.  Throughout the COVID-19 pandemic the Company offered extended payment terms to assist its surgeon customers and their clinics as they resumed business. During the quarter ended October 2, 2020, the Company has experienced improvements in customer payments and is unaware of any material impairment of customer receivables.  The Company’s sales representatives throughout the world remain engaged with customers conducting online training and other educational courses which have been very well attended.  This activity has given the Company insight into COVID-19’s impact on customers and potential impairment of receivables.

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

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	October 2, 2020	January 3, 2020
Raw materials and purchased parts	$1,818	$3,334
Work in process	4,693	1,870
Finished goods	13,018	12,976
Total inventories, gross	19,529	18,180
Less inventory reserves	1,295	1,038
Total inventories, net	$18,234	$17,142

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	October 2, 2020	January 3, 2020
Prepayments and deposits	$3,534	$3,031
Prepaid insurance	242	1,488
Consumption tax receivable	1,059	875
Value added tax (VAT) receivable	1,492	713
Other(1)	1,041	453
Total prepayments, deposits and other current assets	$7,368	$6,560

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	October 2, 2020	January 3, 2020
Machinery and equipment	$21,275	$17,173
Computer equipment and software	6,686	6,244
Furniture and fixtures	4,614	4,169
Leasehold improvements	11,200	10,151
Construction in process	10,293	8,477
Total property, plant and equipment, gross	54,068	46,214
Less accumulated depreciation	31,406	29,149
Total property, plant and equipment, net	$22,662	$17,065

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	October 2, 2020			January 3, 2020
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,369	$(9,094)	$275	$9,353	$(9,057)	$296

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	October 2, 2020	January 3, 2020
Accrued salaries and wages	$5,194	$4,400
Accrued bonuses	1,000	4,184
Accrued insurance	96	1,346
Income taxes payable	3,898	2,710
Accrued consumption tax	1,228	1,164
Accrued professional fees for clinical trials	1,554	567
Marketing obligations	1,197	633
Other(1)	3,445	2,693
Total other current liabilities	$17,612	$17,697

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 7 – Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of October 2, 2020) plus a 0.50% spread, and may be renewed quarterly (the current line expires on November 21, 2020).  The credit facility is not collateralized.  The Company had 142,500,000 Yen and 197,500,000 Yen outstanding on the line of credit as of October 2, 2020 and January 3, 2020, respectively (approximately $1,353,000 and $1,827,000 based on the foreign exchange rates on October 2, 2020 and January 3, 2020, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 357,500,000 Yen and 302,500,000 Yen available for borrowing as of October 2, 2020 and January 3, 2020, respectively (approximately $3,393,000 and $2,798,000 based on the foreign exchange rate on October 2, 2020 and January 3, 2020, respectively).  At maturity on November 21, 2020, the Company expects to renew this line of credit for an additional three months, with similar terms.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Lines of Credit (Continued)

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,100,000 and $1,000,000 at the rate of exchange on October 2, 2020 and January 3, 2020 respectively), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of October 2, 2020 and January 3, 2020.

The Company is in compliance with covenants of its credit facilities and lines of credit as of October 2, 2020.

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

	October 2, 2020	January 3, 2020
Machinery and equipment	$569	$1,885
Computer equipment and software	827	912
Furniture and fixtures	—	102
Leasehold improvements	—	27
Finance lease right-of-use assets, gross	1,396	2,926
Less accumulated depreciation	756	1,059
Finance lease right-of-use assets, net	$640	$1,867

Total finance lease liability	$495	$926
Weighted-average remaining lease term (in years)	1.0	1.1
Weighted-average discount rate	3.71%	6.17%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Amortization of finance lease right-of-use asset	$48	$141	$215	$447
Interest on finance lease liabilities	7	17	25	58
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	7	17	25	58
Financing cash flows	109	317	455	998
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	22	679

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Operating Leases

The Company entered into operating leases primarily related to real property (office, manufacturing and warehouse facilities), automobiles and copiers.  These operating leases are two to ten years in length with options to extend.  The Company did not include any lease extensions in the initial valuation unless the Company was reasonably certain to extend the lease.  Depending on the lease, there are those with fixed payment amounts for the entire length of the contract or payments which increase periodically as noted in the contract or increased at an inflation rate indicator.  For operating leases that increase using an inflation rate indicator, the Company used the inflation rate at the time the lease was entered into for the length of the lease term.  Supplemental balance sheet information related to operating leases consisted of the following (dollars in thousands):

	October 2, 2020	January 3, 2020
Machinery and equipment	$845	$765
Computer equipment and software	462	462
Real property	14,115	11,116
Operating lease right-of-use assets, gross	15,422	12,343
Less accumulated depreciation	7,697	5,659
Operating lease right-of-use assets, net	$7,725	$6,684

Total operating lease liability	$7,786	$6,786
Weighted-average remaining lease term (in years)	5.5	2.3
Weighted-average discount rate	2.49%	1.82%

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Operating lease cost	$752	$726	$2,238	$2,020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	780	739	2,281	2,031
Right-of-use assets obtained in exchange for new operating lease liabilities	2,842	140	3,160	2,797

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of October 2, 2020 is as follows (in thousands):

As of October 2, 2020 12 Months Ended	Operating Leases	Finance Leases
September 2021	$2,374	$433
September 2022	1,632	51
September 2023	1,404	15
September 2024	896	8
September 2025	637	—
Thereafter	1,228	—
Total minimum lease payments, including interest	$8,171	$507
Less amounts representing interest	385	12
Total minimum lease payments	$7,786	$495

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Provision for income taxes	$1,489	$760	$887	$2,380

The Company recorded income taxes of $1,489,000 for the three months ended October 2, 2020 due to pre-tax income generated in certain foreign jurisdictions, partially offset by a reversal of $154,000 of its U.S. valuation allowance, as a result of an increase in foreign income and changes in the usage and release of certain deferred tax assets.  The Company recorded income taxes of $760,000 for the three months ended September 27, 2019 due to pre-tax income generated in certain foreign jurisdictions and withholding taxes on foreign operations.  The Company recorded income taxes of $887,000 for the nine months ended October 2, 2020 due to income tax expense from profits generated from its foreign operations, partially offset by the release of its U.S. valuation allowance.  The Company recorded income taxes of $2,380,000 for the nine months ended September 27, 2019, primarily due to pre-tax income generated in certain foreign jurisdictions and withholding taxes on foreign operations.  The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.  In the fourth quarter of fiscal year 2019, the Company reversed all previously recorded withholding taxes recorded for 2019, at which time the Company formed STAAR Surgical UK Limited as a holding company for its foreign operations.  Based on the current tax treaties between the U.S., United Kingdom and Switzerland, the Company will no longer accrue for Switzerland withholding taxes on foreign earnings after fiscal 2018 (see also Note 10 in its fiscal 2019 Form 10-K for more information). There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.   All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.

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

On July 20, 2020 the U.S. Treasury issued final regulations for addressing the treatment of foreign income that is subject to a high rate of foreign tax (the GILTI high-tax exclusion). The final regulations allow companies to exclude certain high-taxed income from their GILTI calculation.  The GILTI high-tax exclusion applies if the effective foreign tax rate is 90% or more of the rate that would apply if the income were subject to the maximum US rate of tax specified in section 11 (currently 18.9%, based on a maximum rate of 21%).  The final regulations also provide that the GILTI high-tax exclusion is an annual election made each year and is retroactive to years beginning after December 31, 2017.  The Company has made the election to exclude certain high-taxed income from its GILTI calculation for 2019 and the three and nine months ended October 2, 2020.

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment. As of fiscal year end 2019, the Company had three years of accumulated profits for federal and various state income tax purposes as a result of GILTI.  However, the three-year income position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. This includes existing profits in foreign jurisdiction as well as projected future profits. As further described in Notes 1 and 10 of the Company’s fiscal 2019 Form 10-K, under the “incremental cash tax savings approach,” the Company recorded a valuation allowance release of $3,003,000 and $373,000 against the federal and certain states deferred tax assets, respectively.  During the nine months ended October 2, 2020, the Company revised its global forecasts as a result of COVID‑19, and due to changes in the usage and release of certain deferred tax assets, the Company released an additional $1,215,000 of valuation allowance.  As of October 2, 2020, the Company released approximately $4,591,000 of valuation allowance on its deferred tax assets in the U.S. jurisdiction utilizing the incremental cash tax savings approach.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 — Income Taxes (Continued)

Under the incremental cash tax savings approach, the U.S. valuation allowances of $35,745,000, will remain as the usage of the remaining net operating losses and deferred tax assets will not result in cash tax savings and therefore provide no additional benefit.  As of October 2, 2020, the Company had net deferred tax assets in the U.S. of $4,727,000, which consisted of the federal and state valuation allowance release of $4,307,000 and $284,000, respectively, and the refundable alternative minimum tax credit of $136,000.

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

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Service cost(1)	$320	$240	$959	$720
Interest cost(2)	12	20	34	60
Expected return on plan assets(2)	(47)	(36)	(136)	(103)
Prior service credit(2),(3)	(9)	(6)	(26)	(17)
Actuarial loss recognized in current period(2),(3)	79	32	238	97
Net periodic pension cost	$355	$250	$1,069	$757

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)	Recognized in other income (expense), net on the Condensed Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Employer contribution	$189	$141	$519	$404

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Employee stock options	$2,469	$2,178	$7,206	$5,770
Restricted stock	119	77	273	236
Restricted stock units	415	246	1,238	1,661
Performance stock units	54	—	54	—
Nonemployee stock options	69	57	194	111
Total stock-based compensation expense	$3,126	$2,558	$8,965	$7,778

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Cost of sales	$30	$7	$82	$43
General and administrative	1,307	1,082	3,601	2,878
Marketing and selling	807	692	2,674	2,553
Research and development	982	777	2,608	2,304
Total stock-based compensation expense, net	3,126	2,558	8,965	7,778
Amounts capitalized as part of inventory	287	258	847	723
Total stock-based compensation expense, gross	$3,413	$2,816	$9,812	$8,501

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  On July 30, 2020, stockholders approved a proposal to increase the number of shares under the plan by 2,650,000 shares, for a total of 18,035,000 shares. As of October 2, 2020, there were 3,376,152 shares available for grant under the Plan.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53%	53%	53%	53%
Risk-free interest rate	0.31%	1.55%	0.53%	2.40%
Expected term (in years)	5.72	5.67	5.72	5.67

Stock Options

A summary of stock option activity under the Plan for the nine months ended October 2, 2020 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at January 3, 2020	4,326
Granted	616
Exercised	(1,146)
Forfeited or expired	(14)
Outstanding at October 2, 2020	3,782	$5.05	$51.42
Exercisable at October 2, 2020	2,594

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the nine months ended October 2, 2020 is presented below:

	Restricted Stock (in 000’s)	Restricted Stock Units (in 000’s)	Performance Stock Units (in 000’s)
Unvested at January 3, 2020	11	104	—
Granted	11	127	15
Vested	(11)	(93)	—
Forfeited or expired	—	(1)	—
Unvested at October 2, 2020	11	137	15

Note 12 - Commitments and Contingencies

Litigation and Claims

On August 19, 2020, a putative federal securities class action, Alwazaan v. STAAR Surgical Co., et al., was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. On September 1, 2020, a substantially similar federal securities class action, Zhang v. STAAR Surgical Co., et al., was filed against the Company and the same executives in the U.S. District Court for the Central District of California. On September 11, 2020, the court consolidated the two actions under the caption In re STAAR Surgical Co. Securities Litigation. The plaintiffs in the lawsuit allege that the Company made material misstatements regarding its sales in China, its marketing spend, and its R&D expenses. Plaintiffs seek compensatory and punitive damages as well as attorneys’ fees.  Although the ultimate outcome of this action cannot be determined with certainty, the Company denies any wrongdoing and will vigorously defend itself against these claims.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Numerator:
Net income	$3,892	$2,388	$2,586	$7,669
Denominator:
Weighted average common shares:
Common shares outstanding	45,914	44,573	45,405	44,436
Less: Unvested restricted stock	(11)	(10)	(11)	(10)
Denominator for basic calculation	45,903	44,563	45,394	44,426
Weighted average effects of potentially diluted common stock:
Stock options	2,208	2,194	2,124	2,260
Unvested restricted stock	—	2	5	6
Restricted stock units	68	98	66	156
Performance stock units	1	—	—	—
Denominator for diluted calculation	48,180	46,857	47,589	46,848
Net income per share:
Basic	$0.08	$0.05	$0.06	$0.17
Diluted	$0.08	$0.05	$0.05	$0.16

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, RSUs and PSUs with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Stock options	12	1,836	896	1,446
Restricted stock, restricted stock units and performance stock units	8	—	13	—
Total	20	1,836	909	1,446

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Non-consignment sales	$42,535	$34,696	$96,381	$98,518
Consignment sales	4,546	4,359	21,081	12,784
Total net sales	$47,081	$39,055	$117,462	$111,302

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

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Domestic	$1,477	$1,783	$4,098	$5,849
Foreign:
China	23,301	18,361	53,619	49,526
Japan	9,208	7,345	24,973	19,139
Other(1)	13,095	11,566	34,772	36,788
Total foreign sales	45,604	37,272	113,364	105,453
Total net sales	$47,081	$39,055	$117,462	$111,302

(1)	No other location individually exceeds 10% of the total sales.

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

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
ICLs	$41,493	$33,815	$101,561	$96,033
Other product sales
IOLs	3,325	4,093	9,880	11,984
Other surgical products	2,263	1,147	6,021	3,285
Total other product sales	5,588	5,240	15,901	15,269
Total net sales	$47,081	$39,055	$117,462	$111,302

One customer, the Company’s distributor in China, accounted for 49% and 46% of net sales for the three and nine months ended October 2, 2020, respectively, and the same customer, accounted for 47% and 44% of net sales for the three and nine months ended September 27, 2019, respectively.  As of October 2, 2020 and January 3, 2020, respectively, one customer, the Company’s distributor in China, accounted for 59% and 43% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 15 — COVID-19 and CARES Act Developments

In December 2019, COVID-19 surfaced and in March 2020, the World Health Organization declared a pandemic related to the rapid spread of COVID-19 around the world.  The impact of the COVID-19 outbreak on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, uncertain and may be significant. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. On March 17, 2020, the Company suspended most of its production and non-essential business locations where employees can work from home.  A very limited number of manufacturing personnel remained at work for critical late staged processes, until the end of March 2020.  Manufacturing resumed on April 27, 2020.  The Company’s revenues have been adversely impacted, as customers in China were not able to carry out procedures during the month of February and the Company experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID-19 virus, including parts of Europe, North America, the Middle East and India.  In certain of these markets, sales have paused as elective surgeries are discouraged to support COVID-19 related needs.  The Company expects decreases in sales in certain geographies to continue through the remainder of 2020 and into 2021 as different geographies resume business activities on differing timelines.

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

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, capital expense or any other financial items; the expected impact of the COVID-19 pandemic and related public health measures (including but not limited to their impact on sales, operations or clinical trials globally), the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products (including the EVO family of lenses in the U.S. and the EVO Viva family of lenses for presbyopia internationally); commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2020 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and we can give no assurance that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, risks and uncertainties related to the COVID-19 pandemic and related public health measures, and those described in in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on February 26, 2020, as well as the updated risk factor disclosed in our Quarterly Report on Form 10-Q in “Item 1A. Risk Factors” filed on May 16, 2020.  We undertake no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

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

Recent Developments

For the third quarter of 2020 STAAR’s net sales increased 21% over the prior year driven by 25% global ICL unit growth as markets more fully reopened following COVID-19 related shutdowns. Notable markets for ICL unit growth in the third quarter of 2020 included China, Japan, South Korea, Spain, Germany, European distributor markets, and rest of APAC. India and the Middle East were the two markets that remained most challenged by COVID-19 during the third quarter. During the third quarter we completed patient enrollment in our U.S. EVO clinical trial and by October 30, 2020 all primary patients in the trial were implanted with the lens. Primary study analysis will be conducted when 300 primary eyes complete six months of follow-up, which is anticipated early in the second quarter of 2021 with submission of the study results to the FDA shortly thereafter. Considering the subsequent six-month patient follow-up and time to prepare our data submission to the FDA, we believe we are on track for potential marketing approval and commercialization of EVO in the U.S. in the second half of 2021. Also, on November 4, 2020, we announced the first EVO Viva lens patient who was implanted in Belgium. We are embarking upon the phased rollout of that presbyopia-correcting lens in Europe.

While COVID-19 hotspots and government public health mandates may reoccur moving forward, we anticipate less business interruption and continued interest in our EVO ICL lens-based refractive solutions in the fourth quarter of 2020. We also continue to believe that we will achieve a 20% share of the refractive procedure market in China by the end of the year. Assuming significant COVID-19 hotspots and government public health mandates do not reoccur and global economic improvement progresses, our outlook for the fourth quarter of 2020 currently anticipates revenue in the range of $42 to $44 million with the caveat of increased spending to support a developing strong outlook for 2021.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended October 2, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2020.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Operations for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Nine Months
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.9%	25.6%	28.4%	25.3%
Gross profit	74.1%	74.4%	71.6%	74.7%
General and administrative	18.2%	18.2%	20.8%	19.3%
Selling and marketing	26.9%	31.9%	29.0%	30.8%
Research and development	18.6%	15.8%	19.5%	16.1%
Total selling, general and administrative	63.7%	65.9%	69.3%	66.2%
Operating income	10.4%	8.5%	2.3%	8.5%
Total other income (expense), net	1.1%	(0.5)%	0.7%	0.5%
Income before income taxes	11.5%	8.0%	3.0%	9.0%
Provision for income taxes	3.2%	1.9%	0.8%	2.1%
Net income	8.3%	6.1%	2.2%	6.9%

Net Sales

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2020	September 27, 2019	2020 vs. 2019	October 2, 2020	September 27, 2019	2020 vs. 2019
ICLs	$41,493	$33,815	22.7%	$101,561	$96,033	5.8%
Other product sales
IOLs	3,325	4,093	(18.8)%	9,880	11,984	(17.6)%
Other surgical products	2,263	1,147	97.3%	6,021	3,285	83.3%
Total other product sales	5,588	5,240	6.6%	15,901	15,269	4.1%
Net sales	$47,081	$39,055	20.6%	$117,462	$111,302	5.5%

Net sales for the three months ended October 2, 2020 were $47.1 million, an increase of 21% from $39.1 million reported during the same period of 2019.  The increase in net sales was due to increased ICL sales of $7.7 million and other product sales of $0.3 million.  Changes in foreign currency favorably impacted net sales by $0.4 million.

Net sales for the nine months ended October 2, 2020 were $117.5 million, an increase of 6% from $111.3 million reported during the same period of 2019.  The increase in net sales was due to increased ICL sales of $5.5 million and other product sales of $0.6 million.  Changes in foreign currency favorably impacted net sales by $0.5 million.

Total ICL sales for the three months ended October 2, 2020 were $41.5 million, an increase of 23% from $33.8 million reported for the same period of 2019, with unit increase of 25%. The APAC region sales increased by 29%, with unit growth up 31% due to unit growth in Japan up 67%, other APAC Distributors up 67%, China up 33%, and Korea up 21%.  The Europe, Middle East, Africa and Latin America region sales increased 7% with unit decrease of 2% due to a decrease in units in the Middle East and Africa of 54%, offset by unit growth in the UK up 44%, Spain up 24%, Distributor Operations up 17%, Germany up 13% and Latin America up 12%.  The North America region sales decreased 3%, with unit decrease of 1%, due to a decrease in units of 8% in the U.S., offset by unit growth in Canada of 31%.  ICL sales represented 88.1% and 86.6% of our total sales for the three months ended October 2, 2020 and September 27, 2019, respectively.

Total ICL sales for the nine months ended October 2, 2020 were $101.6 million, a 6% increase from $96.0 million reported for the same period of 2019, with unit growth up 10%. The APAC region sales increased by 13%, with unit growth up 17% due to unit growth in Japan up 62%, Korea up 17%, China up 16% and other APAC Distributors up 30%.  The Europe, Middle East, Africa and Latin America region sales decreased 9% and units decreased 12%.  The North America region sales and units decreased 22%.  The decrease in both these regions were impacted by the COVID-19 pandemic in the first half of 2020; most markets started to reopen in mid-May/early June.  ICL sales represented 86.5% and 86.3% of our total sales for the nine months ended October 2, 2020 and September 27, 2019, respectively.

Other product sales, including IOLs were $5.6 million for the three months ended October 2, 2020, an increase of 7% from $5.2 million reported for the same period of 2019.  Other product sales were $15.9 million for the nine months ended October 2, 2020, an increase of 4% from $15.3 million reported for the same period of 2019.  The increase in both periods was due to increased preloaded injector part sales to a third-party manufacturer for product they sell to their customers, offset by decreased IOL sales.  Other product sales represented 11.9% and 13.4% of our total sales for the three months ended October 2, 2020 and September 27, 2019, respectively, and represented 13.5% and 13.7% of our total sales for the nine months ended October 2, 2020 and September 27, 2019, respectively.

Gross Profit

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2020	September 27, 2019	2020 vs. 2019	October 2, 2020	September 27, 2019	2020 vs. 2019
Gross profit	$34,871	$29,051	20.0%	$84,061	$83,130	1.1%
Gross margin	74.1%	74.4%		71.6%	74.7%

Gross profit for the three months ended October 2, 2020 was $34.9 million, a 20.0% increase compared to the $29.1 million reported for the same period of 2019.  Gross profit margin decreased to 74.1% of revenue for the three months ended October 2, 2020 compared to 74.4% of revenue for the three months ended September 27, 2019, due to geographic sales mix, period costs associated with the manufacturing expansion projects, and increased mix of injector part sales which carry a lower margin.

Gross profit for the nine months ended October 2, 2020 was $84.1 million, a 1.1% increase compared to the $83.1 million reported for the same period of 2019.  Gross profit margin decreased to 71.6% of revenue for the nine months ended October 2, 2020 compared to 74.7% of revenue for the three months ended September 27, 2019, due primarily to geographic sales mix, $1.2 million in expenses related to the COVID-19 manufacturing pause from March 17 through April 27, 2020, period costs associated with the manufacturing expansion projects and increased mix of injector part sales which carry a lower margin.

General and Administrative Expense

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2020	September 27, 2019	2020 vs. 2019	October 2, 2020	September 27, 2019	2020 vs. 2019
General and administrative expense	$8,589	$7,098	21.0%	$24,406	$21,443	13.8%
Percentage of sales	18.2%	18.2%		20.8%	19.3%

General and administrative expenses for the three months ended October 2, 2020 were $8.6 million, a 21.0% increase compared to the $7.1 million reported for the same period of 2019, due to increased salary-related expenses, variable compensation and facility costs.  General and administrative expenses for the nine months ended October 2, 2020 were $24.4 million, a 13.8% increase compared to the $21.4 million reported for the same period of 2019, due to increased salary-related expenses, variable compensation, tax consulting, facility costs and corporate insurance, partially offset by decreased travel expenses.

Selling and Marketing Expense

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2020	September 27, 2019	2020 vs. 2019	October 2, 2020	September 27, 2019	2020 vs. 2019
Selling and marketing expense	$12,649	$12,463	1.5%	$34,003	$34,288	(0.8)%
Percentage of sales	26.9%	31.9%		29.0%	30.8%

Selling and marketing expenses for the three months ended October 2, 2020 were $12.6 million, a 1.5% increase compared to the $12.5 million reported for the same period of 2019, due to increased salary-related expenses, advertising and promotional activities and variable compensation, offset by decreased trade show and travel expenses.  Marketing and selling expenses for the nine months ended October 2, 2020 were $34.0 million, an 0.8% decrease compared to the $34.3 million reported for the same period of 2019, due to decreased trade show and travel expenses, offset by increased advertising and promotional activities, salary-related expenses and variable compensation.

Research and Development Expense

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2020	September 27, 2019	2020 vs. 2019	October 2, 2020	September 27, 2019	2020 vs. 2019
Research and development expense	$8,751	$6,156	42.2%	$22,960	$17,889	28.3%
Percentage of sales	18.6%	15.8%		19.5%	16.1%

Research and development expenses for the three months ended October 2, 2020 were $8.8 million, a 42.2% increase compared to the $6.2 million reported for the same period of 2019, primarily due to increased clinical expenses associated with our EVO clinical trial in the U.S., variable compensation and salary-related expenses. Research and development expenses for the nine months ended October 2, 2020 were $23.0 million, a 28.3% increase compared to the $17.9 million reported for the same period of 2019, primarily due to increased clinical expenses associated with our EVO clinical trial in the U.S., and increased salary-related expenses, partially offset by travel expense.

Other Income (Expense), Net

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2020	September 27, 2019	2020 vs. 2019	October 2, 2020	September 27, 2019	2020 vs. 2019
Other income (expense), net	$499	$(186)	—*	$781	$539	44.9%
Percentage of sales	1.1%	(0.5)%		0.7%	0.5%

*	Denotes change is greater than +100%.

Other income, net for the three months ended October 2, 2020 was $0.5 million, compared to other expense, net of $0.2 million reported for the same period of 2019.  The change in other income (expense), net for the three months was due increased foreign exchange gains (primarily euro), partially offset by a decrease interest income, net, as a result of lower interest rates.  Other income, net for the nine months ended October 2, 2020 was $0.8 million, a 44.9% increase compared to $0.5 million reported for the same period of 2019.  The increase in other income, net for the nine months was due to increased foreign exchange gains (primarily the euro), offset by decreases in interest income, as a result of lower interest rates, and royalty income, which was impacted by COVID-19 pandemic.

Income Taxes

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2020	September 27, 2019	2020 vs. 2019	October 2, 2020	September 27, 2019	2020 vs. 2019
Income tax provision (benefit)	$1,489	$760	95.9%	$887	$2,380	(62.7)%

We recorded income taxes of $1.5 million for the three months ended October 2, 2020 due to pre-tax income generated in certain foreign jurisdictions, partially offset by a reversal of $0.2 million of our U.S. valuation allowance, as a result of an increase in foreign income and changes in the usage and release of our deferred tax assets. We recorded income taxes of $0.8 million for the three months ended September 27, 2019 due to pre-tax income generated in certain foreign jurisdictions and withholding taxes on foreign operations.  We recorded income taxes of $0.9 million for the nine months ended October 2, 2020 due to income tax expense from profits generated by our foreign operations, partially offset by the release of our U.S. valuation allowances.  We recorded income taxes of $2.4 million for the nine months ended September 27, 2019 primarily due to pre-tax income generated in certain foreign jurisdictions and withholding taxes on foreign operations.  In the fourth quarter of fiscal year 2019, we reversed all previously recorded withholding taxes recorded for 2019, at which time we formed STAAR Surgical UK Limited as a holding company for our foreign operations.  Based on the current tax treaties between the U.S., United Kingdom and Switzerland, we will no longer accrue for Switzerland withholding taxes on foreign earnings after fiscal 2018 (see also Note 10 in our fiscal 2019 Form 10-K for more information).  We have no unrecognized tax benefits pertaining to any uncertain tax positions as of any period presented.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.  As further described in Notes 1 and 10 of our fiscal 2019 Form 10-K, under the “incremental cash tax savings approach,” we recorded a valuation release of $3.0 million and $0.4 million against federal and certain states deferred tax assets, respectively.  During the nine months ended October 2, 2020, we revised our global forecasts as a result of COVID-19, and due to changes in the usage and release of certain deferred tax assets, we released an additional $1.2 million of valuation allowance.  As of October 2, 2020, we released approximately $4.6 million of valuation allowance on our deferred tax assets in the U.S. jurisdiction utilizing the incremental cash tax savings approach.  The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. We considered the projected future income, tax planning strategies and all other available evidence both positive and negative, as well as results of recent operations in making this assessment. In applying the incremental cash tax savings approach, we will continue to maintain a valuation allowance on the balance of the Company’s net U.S. deferred tax assets of $35.7 million.

Liquidity and Capital Resources

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Although we have experienced some delays in payments on accounts receivable as a result of the COVID-19 pandemic in the first half of 2020, this has improved during the third quarter of 2020 as our customers resume elective refractive surgery.  However, at this time we are unaware of any impairment of assets resulting from the COVID-19 pandemic.  The Company did not apply for or require financing available under the Coronavirus Aid, Relief, and Economic Security “CARES” Act and does not expect to do so given the strength of our balance sheet.  Our financial condition at October 2, 2020 and January 3, 2020 included the following (in millions):

	October 2, 2020	January 3, 2020	2020 vs. 2019
Cash and cash equivalents	$128.3	$120.0	$8.3
Current assets	$196.0	$174.7	$21.3
Current liabilities	33.9	34.5	(0.6)
Working capital	$162.1	$140.2	$21.9

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at October 2, 2020, we have a line of credit with a Japanese lender, in the amount of $1.3 million, with $3.4 million of availability and a line of credit with a Swiss lender, in the amount of $1.1 million, which is fully available for borrowing.

Net cash provided by operating activities was $1.4 million for the nine months ended October 2, 2020 compared to net cash provided by operating activities of $16.0 million for the nine months ended September 27, 2019.  Net cash provided by operating activities for the nine months ended October 2, 2020, consisted of $12.6 in non-cash items and $2.6 million in net income, offset by $13.8 million in working-capital changes.  The decrease in net cash provided by operating activities during the nine months ended October 2, 2020 was due to decreases in net working capital of $9.1 million, net income of $5.1 million and non-cash items of $0.4 million.

Net cash used in investing activities was $6.3 million and $7.2 million for the nine months ended October 2, 2020 and September 27, 2019, respectively, and relate primarily to the acquisition of property, plant, and equipment.

Net cash provided by financing activities was $13.0 million for the nine months ended October 2, 2020 compared to net cash used in financing activities of $0.7 million for the nine months ended September 27, 2019.  Net cash provided by financing activities for the nine months ended October 2, 2020 consisted of $14.0 million of proceeds from the exercise of stock options, partially offset by $0.5 million repayment on the Japan line of credit and $0.5 million repayment of finance lease obligations.

Credit Facilities and Commitments

Lines of Credit and Leases

See Notes 7 and 8 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of October 2, 2020.

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

During the nine months ended October 2, 2020, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 3, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 19, 2020, a putative federal securities class action, Alwazaan v. STAAR Surgical Co., et al., was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. On September 1, 2020, a substantially similar federal securities class action, Zhang v. STAAR Surgical Co., et al., was filed against the Company and the same executives in the U.S. District Court for the Central District of California. On September 11, 2020, the court consolidated the two actions under the caption In re STAAR Surgical Co. Securities Litigation. The plaintiffs in the lawsuit allege that the Company made material misstatements regarding its sales in China, its marketing spend, and its R&D expenses. Plaintiffs seek compensatory and punitive damages as well as attorneys’ fees.  Although the ultimate outcome of this action cannot be determined with certainty, the Company denies any wrongdoing and will vigorously defend itself against these claims.

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

On or about October 30, 2020, STAAR Surgical Company entered into a lease amendment (the “Lease Amendment”) with 2000 Gold L.P. (its Landlord), exercising its renewal option of a total of approximately 45,000 square feet of leased, industrial use real property located at 1911 Walker Avenue and 1900 Myrtle Avenue, Monrovia, California (“Premises”). The Lease Amendment expires October 31, 2023. The Company has conducted office and manufacturing related operations at the Premises since 2012.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)

10.39	Lease agreement entered into on September 14, 2020 between STAAR Surgical Company and Calderari & Schwab.(5)

10.40	First Amendment to Lease Agreement dated October 1, 2020 between STAAR Surgical Company and Pacific Equity Partners, LLC.(6)

10.41	First Amendment to Lease Agreement dated October 30, 2020 between STAAR Surgical Company and 2000 Gold L.P.*

31.1	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended October 2, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2020, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

(1)	Incorporated by reference to Appendix 2 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018
(2)	Incorporated by reference to Appendix 3 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.

(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8‑A/A as filed with the Commission on April 18, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, for the period ended July 3, 2020, as filed with the Commission on August 5, 2020.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2020.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 8, 2020.
*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Dated:	November 4, 2020	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)