Form 10-K
period 2021-01-01
STAAR SURGICAL CO
filed 2021-02-24
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 3, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,821,465,125 based on the closing price per share of $61.62 of the registrant’s Common Stock on that date.

The registrant has 46,564,866 shares of common stock, par value $0.01 per share, issued and outstanding as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

Operations

STAAR has significant operations globally. Activities outside the United States (U.S.) accounted for 96% of our total sales in fiscal year 2020, primarily due to the pacing of product approvals and commercialization that tend to occur first outside the United States. STAAR sells its products in more than 75 countries, with direct distribution (i.e., via STAAR representatives) in Japan, Germany, Spain, the U.S., Canada, the U.K. and Singapore, with a combination of direct distribution and independent distribution (i.e., via distributors and STAAR representatives) in China, Korea, India, France, Benelux, and Italy, and with independent distribution in the remainder of the countries where we sell.

STAAR maintains operational and administrative facilities in the U.S., Switzerland, and Japan. Its current global operations are as follows:

•

United States. STAAR operates its global administrative offices and principal manufacturing facility in Monrovia, California. The Monrovia manufacturing facility primarily makes the Visian implantable Collamer lens product family, including the EVO Visian ICL (collectively referred to as ICLs), preloaded silicone intraocular lenses (IOLs), and injector systems. We manufacture the raw material for Collamer lenses in our facility in Aliso Viejo, California.  STAAR also operates a Technology Center housing its Research & Development team and labs in Tustin, California.  STAAR’s facility in Lake Forest, California serves as our corporate headquarters.  It contains executive offices and operational facilities we expect to use for future manufacturing of STAAR’s Presbyopia lenses, EVO Viva.

•

Switzerland. STAAR operates an administrative, distribution and operational facility in Brugg, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. We are in the process of expanding our manufacturing capabilities for STAAR’s ICL products in our Nidau, Switzerland facility.

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

EVO Visian ICL, EVO Viva ICL, and Visian ICL.  Refractive surgery corrects visual disorders that eyeglasses or contact lenses have traditionally treated (myopia, hyperopia, astigmatism, and presbyopia). The field of refractive surgery includes both lens-based procedures, using products like our ICL, and laser-based procedures like LASIK. The ICL product line treats a wide range of refractive errors within commonly known vision disorders such as myopia (nearsightedness), hyperopia (farsightedness), astigmatism and presbyopia.

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

The ICL has been implanted into more than 1,000,000 eyes worldwide. STAAR began selling the ICL for myopia for use outside the U.S. in 1997. U.S. sales commenced in 2006. In September 2011, STAAR launched the ICL with CentraFLOW technology, which uses a port in the center of the ICL optic in markets outside the U.S. The port is of a size intended to optimize the flow of fluid within the eye without affecting the quality of vision.  The central port also eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant. The CentraFLOW technology makes the visual outcomes of the ICL available through a simpler and more comfortable surgical implantation experience. We are authorized to sell the ICL with CentraFLOW technology in the following ex-U.S. regions:  the approximately 31 countries that require the European Union CE Mark, China, Canada, Korea, Japan, India, Argentina, Singapore, and several countries in the Middle East. In December 2015, we received the CE Mark for EVO+, an ICL with CentraFLOW technology and an expanded optical zone of up to 20%. We believe the expanded optical zone may further improve certain patients’ visual experience, thus making the ICL increasingly desirable for both patients and ophthalmic surgeons. We are authorized to sell the EVO+ in the following ex-U.S. regions:  the approximately 31 countries that require the European Union CE Mark, Korea, Japan, India, Canada, Hong Kong, Turkey, and several countries in the Middle East.  The Hyperopic ICL, which treats far-sightedness, is sold primarily in countries that require the European Union CE Mark. In July 2020, we received the CE Mark for EVO Viva, a presbyopia-correcting ICL with an aspheric EDOF optic. We commenced a limited launch of the EVO Viva lens in Spain, Belgium and Germany. The EVO Viva lens adds near and intermediate vision correction for patients with presbyopia. We believe the EVO Viva lens will assist certain patients with eliminating the burdens of reading glasses or frequent replacement contact lenses. Typically, ICL surgery is an elective procedure paid for or financed by the patient.

Globally, the ICL is available for myopia and hyperopia and is available in multiple models, powers and lengths totaling hundreds of different types of inventoried lenses. This requires us to carry a significant amount of inventory to meet customer preference for rapid delivery.  The Toric ICL (TICL), which also corrects for astigmatism, is available for myopia in the same powers and lengths and carries additional parameters of cylinder and axis. The EVO Viva lens is available for myopia in the same powers and lengths and carries additional parameters relating to presbyopia correction.

According to Market Scope, LLC a publisher of ophthalmic industry data, approximately 3.6 million refractive procedures, primarily laser vision procedures, were performed worldwide in 2020. The incidence of myopia is growing globally, with high myopia becoming more common according to recently published articles, affecting nearly 5 billion and 1 billion people, respectively, by 2050 (Global Prevalence of Myopia and High Myopia and Temporal Trends from 2000 through 2050, Ophthalmology, Vol. 123, No. 5, May 2016; Global trends in myopia management attitudes and strategies in clinical practice, Contact Lens and anterior Eye, Vol. 39, 2016).  We believe this will result in a significantly increased number of patients seeking refractive procedures. We believe that over the past decade negative publicity regarding LASIK has reduced patient interest in the LASIK procedure. The ICL is a lens-based refractive procedure (unlike LASIK) with over 1,000,000 ICLs implanted to date. Surgeons have published over 100 peer-reviewed articles with clinical data regarding the safety, effectiveness, and visual quality of the ICL. We believe the ICL provides a safe and effective solution for the growing number of myopic patients who will seek visual freedom from eyeglasses and contact lenses.

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

In September 2018, the FDA granted approval of our PMA Supplement for the Visian Toric ICL for the correction of myopia with astigmatism for marketing and sale in the United States.  In August 2019, the FDA notified us that it had determined that STAAR had provided sufficient data to support initiation of a human clinical study in the United States of the EVO/EVO+ VISIAN® Implantable Collamer® Lens for Myopia, and EVO/EVO+ VISIAN® Toric Implantable Collamer® Lens for Myopia with Astigmatism. In November 2020, we completed enrollment for the primary study analysis cohort of 300 subjects in our U.S. EVO clinical trial. These subjects have been implanted with the EVO lens and will be followed pursuant to the clinical trial protocol.

Sales of ICLs (including EVO+ and TICLs) accounted for approximately 87% of our total sales in fiscal 2020, 86% of our total sales in fiscal 2019 and 82% of our total sales in fiscal 2018.

Other Products

Intraocular Lenses (IOLs). We sell in parts of Asia and parts of Europe a “Preloaded Injector” with an acrylic IOL packaged and shipped in a pre-sterilized, disposable injector ready for use in cataract surgery. We also sell a silicone lens-based Preloaded Injector in Japan. We believe the Preloaded Injector offers surgeons improved convenience and reliability. The acrylic lens-based Preloaded Injector uses a lens supplied by a third party. The supplier also assembles and sells the acrylic Preloaded Injector under its own brand, using injector parts purchased from us.

The silicone lens-based Preloaded Injector uses a lens produced and marketed by STAAR. This line of foldable IOLs is manufactured from silicone in a three-piece design with Polyimide loop haptics attached to the optic, they are largely aspheric IOLs that use optical designs that produce a clearer image than traditional spherical lenses, especially in low light.

In most of the countries where STAAR sells IOLs, government agencies reimburse most or all of the cost of cataract surgery and IOLs. Government agencies continue to reduce the reimbursement rates for cataract surgery and IOLs. In response, we continue to assess and rationalize our low margin IOLs. For example, during the fourth quarter of 2019, we decided to phase out our nanoFLEX IOL, a single piece aspheric IOL and to only sell our silicone lens-based Preloaded Injector in Japan.

Sales of IOLs accounted for approximately 8% of our total sales in fiscal 2020, 11% of our total sales in fiscal 2019 and 13% of our total sales in fiscal 2018.

Other Surgical Products.  We sell injector parts to our acrylic lens supplier for their preloaded acrylic IOL that they sell under their own brand. Also, we sell other related instruments and devices that we manufacture, or that are manufactured by others. Generally, these products have lower overall gross profit margins relative to our ICLs and

IOLs. Sales of other surgical products accounted for approximately 5% of our total sales in fiscal 2020, 3% of our total sales in fiscal 2019 and 5% of our total sales in fiscal 2018.

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

Patents, Trademarks, and Licenses

We strive to protect our investment in the research, development, manufacturing, and marketing of our products through the use of patents, trademarks, licenses, trade secrets, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets, know-how and other intellectual property related and important to our business. As of January 1, 2021, we owned approximately 80 United States and foreign patents and had 26 patent applications pending. We rely more on trade secrets than patents and believe that no particular patent is so important that its loss or expiration would materially adversely affect our operations as a whole.

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

Worldwide, we sell all of our major products under trademarks we consider to be important to our business. STAAR®, EVO Visian ICL™, EVO Viva™, Evolution in Visual Freedom®, Visian®, Collamer®, CentraFLOW®, AquaPORT®, nanoFLEX® nanoPOINT® and Afinity® are trademarks or registered trademarks of STAAR in the U.S., the European Union, or other countries. The scope and duration of trademark protection varies widely throughout the world. In some countries, trademark protection continues only as long as the mark is used. Other countries require registration of trademarks and the payment of registration fees. Trademark registrations are generally for fixed but renewable terms.

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

We sell our products directly through our own sales representatives in Japan, Germany, Spain, the U.S., Canada, the U.K. and Singapore. We sell through a combination of our own representatives and independent distributors in China, Korea, India, France, Benelux, and Italy. We sell through independent distributors in other countries.  Our products are sold in more than 75 countries worldwide. We maintain a global marketing team, as well as regional marketing personnel to support the promotion and sale of our products. The global marketing department supports selling efforts by developing and providing promotional materials, speakers’ programs, digital and social media sites, participation in trade shows and technical presentations. Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. In the U.S., we also rely on independent sales representatives to sell our products under the supervision of directly employed sales managers. Our clinical affairs personnel provide training and educational courses globally.

One customer, Shanghai Lansheng, our China distributor who sells in to China and Hong Kong, accounted for approximately 44% of our consolidated net sales during fiscal 2020.  Net sales to Shanghai Lansheng during each of the last three fiscal years were as follows:

Net Sales to Shanghai Lansheng
Fiscal Year	Net Sales ($, in thousands)	Net Sales as Percentage of Consolidated Net Sales
2020	$71,692	43.9%
2019	$64,820	43.2%
2018	$46,070	37.2%

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

The global cataract IOL market is highly concentrated, with the top five competitors (Alcon, Johnson & Johnson, Hoya, Bausch Health Companies and Carl Zeiss Meditec) combined accounting for approximately 69% of total market revenue, according to a 2020 report by Market Scope.

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

Refractive disorders, which generally are not age-related, include myopia, hyperopia, and astigmatism. A normal, well-functioning eye receives images of objects at varying distances from the eye and focuses the images on the retina. Refractive errors occur when the eye’s natural optical system does not properly focus an image on the retina. Myopia, also known as nearsightedness, occurs when the eye’s lens focuses images in front of the retina. Hyperopia, or farsightedness, occurs when the eye’s lens focuses images behind the plane of the retina. Individuals with myopia or hyperopia may also have astigmatism. Astigmatism is due to an irregular curvature of the cornea or defects in the natural lens that causes light to not focus at a single depth in the eye resulting in blurred vision. Presbyopia is an age-related refractive disorder that limits a person’s ability to see in the near and middle-distance range as the natural crystalline lens loses its elasticity, reducing the eye’s ability to accommodate or adjust its focus for varying distances.

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

Healthcare Fraud and Abuse Laws and Regulations.

Even though we do not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal, state and international healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We may be subject to healthcare fraud and abuse and patient privacy regulation by the federal government, the states and the international jurisdictions in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

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

The European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in 2017, which replaced the existing Directives and provided three years for transition and compliance. The MDR will change several aspects of the existing regulatory framework, such as updating clinical data requirements and introducing new ones, such as Unique Device Identification (UDI). We and the Notified Bodies who will oversee compliance to the new MDR face uncertainties and increased costs as the MDR is rolled out and enforced by the European Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years. In April 2020, the European Parliament postponed implementation of MDR to May 2021 due to the COVID pandemic. The exit of the UK from the European Union (BREXIT) has resulted in the requirement to re-certify our preloaded acrylic IOL under a non-UK Notified Body, and to separately register our CE Marked products for sale in the UK.

We have affixed the CE Mark to all our principal products sold in CE Mark jurisdictions including ICLs, IOLs and injector systems. In July 2017, our Notified Body in the European Union, DEKRA, re-certified the CE Marking for all our currently certified and commercially available medical devices. In March 2018, DEKRA performed audits of our US and Swiss facilities certifying them to EN ISO 13485:2016 as well as to the “Medical Device Single Audit Program” (MDSAP). MDSAP provides for a single audit recognized by Australia, Brazil, Canada, Japan and the United States demonstrating routine compliance with QSR/GMP requirements. DEKRA performed an unannounced audit in December 2018, and surveillance audits in 2019. In 2020, DEKRA audited and approved our new facility in Brugg, Switzerland and completed surveillance audits of all our facilities, reconfirming our compliance to EN ISO 13485:2016 and MDSAP.

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

In China, medical devices such as our ICLs are mainly regulated by Supervision and Regulation of Medical Devices (Decree No. 680) promulgated by the State Council. National Medical Products Administration (NMPA) is the governmental authority principally responsible for the supervision and administration of medical devices in China.

Each medical device intended for commercial distribution in China is subject to a mandatory filing or registration regime regulated by the NMPA. The classification of such devices mainly determines the filing pathways. China has a three-class classification system, from Class I (lowest risk) to Class III (highest risk). Most of STAAR’s medical devices are Class II and Class III devices and are subject to a restricted registration pathway. Applicants are required to submit a product technical requirements (PTR) document, which shall mainly include the performance indicators and testing methods of the medical device. Also, applicants must submit samples of the device to a government recognized laboratory qualified as a medical device testing center in accordance with the PTR and Chinese standards.  Results from the testing center, together with other registration documents, , are submitted to the Center for Medical Device Evaluation (CMDE) division of the NMPA for technical evaluation.

If approved, NMPA issues the medical device a registration license that is valid for five years. To renew a medical device's registration, the manufacturer submits a renewal application before the license expiration date.

After approval, in case of substantial changes to the design, raw materials, manufacturing process, and indications, among other things, that may affect the medical device's safety and effectiveness, the manufacturer applies to NMPA for approval of such registration changes. In case of minor changes that do not affect the medical device's safety and effectiveness, the manufacturer submits a change notification to NMPA.

In China, we obtain the registration licenses of our products from NMPA ourselves. Therefore, we are the market authorization holder (MAH). As an overseas manufacturer, we are also required to have a China-based agent. The agent provides maintenance support and technical service, oversees the registration and clinical trial process, and helps to manage adverse events (AE) in case of device malfunction.

Under Decree 1 Medical Device Adverse Event Reporting and Reevaluation, the MAH bears the primary responsibility for monitoring medical device AEs, and establishing an AE monitoring system. In addition, Periodic Risk Assessment Reports are needed to describe the likelihood, consequences, and tolerances of the possible risks of using a device.  Such reports are required annually for the first five years of registration and then during each license renewal submission.

In Korea, a registration of medical devices such as our ICLs and IOLs is overseen by the Ministry of Food and Drug Safety (MFDS) pursuant to the Medical Device Act. The Medical Device Safety Bureau of the MFDS holds primary responsibility for medical device regulations, while departments within the National Institute of Food and Drug Safety (NIFDS) Evaluation oversee the evaluation and research of medical devices.  Medical devices require registration and/or approval prior to commercialization.  In Korea, medical device classification closely follows the Global Harmonization Task Force (GHTF) Classification guidelines, with Class I, II, III and IV designation ranked from low to high risk categorization. The registration review route depends on the risk classification of the device. Typically, the MFDS requires similar documentation as required to obtain a CE Mark.  Our distributor in Korea is contractually required to obtain, with our assistance, the necessary health registrations, governmental approvals, or clearances to import, market and sell our products.  In Korea, we provide our distributor with information and data to obtain appropriate registrations and approvals, and the distributor obtains such registrations. In addition to the device registration, MFDS requires all devices Class II and above to comply with Korean Good Manufacturing Practice (KGMP) quality system standards in order to be marketed in Korea. KGMP standards are based on ISO

13485 quality system standards. However, they are not identical. Therefore, ISO 13485 certificates issued by a notified body in the EU will not be sufficient. To obtain KGMP certification, documents that pertain to all areas of compliance, including design, risk assessment, technical requirements and any other quality system requirements, need to be submitted to an MFDS-authorized third party. Our distributor in Korea submits the application on behalf of STAAR. After the application is submitted, the manufacturing site undergoes either a paper audit or an onsite inspection/audit by an authorized third party and MFDS. Medical device registration licenses do not expire, but the KGPM certificate must be renewed every three years.

If the NMPA or MFDS were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, they could take a variety of regulatory or legal actions in their respective countries, similar to the FDA, which could have a material and negative impact on the Company.

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

Our ICL products generally are not covered by third-party payers, and patients incur out-of-pocket costs for these products and related procedures using our products. Our IOL products used in cataract procedures generally are covered by third-party payers, such as Medicare, in whole or in part depending upon a variety of factors, including the specific product used and geographic location where the procedure using the covered product is performed. The market for some of our IOL products therefore is influenced by third-party payers’ policies.

In the United States, the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program, sets coverage and reimbursement policies for the Medicare program. CMS may modify its coverage and reimbursement policies related to IOLs, including IOLs, as well as cataract procedures using IOLs, at any time. Since the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, there have been an increasing number of legislative initiatives in the United States to contain health care coverage and reimbursement by governmental and other payers. These laws, as well as future laws that may be enacted, may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers.

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

During 2021, we intend to continue our focus on research and development in the following areas:

•	Development of presbyopia-correcting ophthalmic medical devices, including models that correct cylinder (i.e., astigmatism), including clinical trials of the same;
•	Development of preloaded injector systems for ophthalmic medical devices; and
•	Development of a new generation of ophthalmic medical devices and materials.

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

Human Capital

Our goal is to develop, manufacture and sell ophthalmic products throughout the world as primary and premium solutions for patients seeking visual freedom from wearing eyeglasses or contact lenses while achieving excellent visual acuity through refractive vision correction. To achieve our goal, we continually seek to attract, develop and retain talented people. We strive to make STAAR a diverse, inclusive, safe workplace, with opportunities for employees to grow and develop their careers. We offer competitive compensation and benefits.

As of January 1, 2021, we had approximately 575 full-time equivalent employees, of which 225 were employed outside the U.S. In fiscal year 2020, we added approximately 70 employees to help keep pace with the growth of our business. Our U.S. overall turnover rate in fiscal year 2020 was approximately 7%, below the overall turnover rate of approximately 17% in the medical device industry. We seek employees who reflect the communities where we conduct operations. In the U.S., currently approximately 50% of our employees are female and approximately 50% are male. The gender ratio for our employees globally is approximately 48% female and 52% male. In the U.S., currently approximately 60% of our employees are from underrepresented populations. Among our Board of Directors, currently three directors are female and five directors are male, and one male director has chosen to retire from the Board of Directors when his current term expires, effective at STAAR’s 2021 Annual Shareholders Meeting. Two of the directors on our Board of Directors self-identify as members of underrepresented populations.

The health and safety of our employees is a top priority We created and follow various safety policies and procedures. Also, we offer health insurance and wellness programs. In response to the COVID-19 pandemic, we implemented numerous changes that we determined were in the best interest of our employees and other stakeholders, and which followed guidelines and regulations of the applicable health authorities. For example, the majority of our employees continue to work from home. We implemented additional safety measures for employees who continue critical on-site work such as health screening, implemented social distancing and personal protective equipment requirements, enhanced cleaning and sanitation procedures, and modified workspaces and break areas to reduce the potential for disease transmission. Two examples demonstrating our commitment to our employees during the pandemic are the following: (1) we did not furlough any employees, even when we paused manufacturing operations from March 17, 2020 to April 27, 2020; and (2) we continued to fully compensate our employees globally even when customers ceased purchasing our products.

We invest in our employees by offering numerous training opportunities, such as to teach new skills, provide career development opportunities and communicate expectations regarding business conduct and ethics. In addition to salaries, we provide additional compensation and benefits programs (which vary by country) such as cash bonuses, stock awards, a 401(k) plan, health insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs, among others.

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

In 2020 our revenue grew by 9% and we achieved $0.12 diluted earnings per share.  While we plan to continue sales growth and remain profitable, there can be no guarantee that we will achieve our growth and profitability plans in 2021.  While we achieved profitability in the past three years, we reported losses in three of the past six years. Our profitability is challenged by the competitive nature of our industry and the other risks to our business detailed herein.

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

Except for Japan, Germany, Spain, the U.S., Canada, the U.K. and Singapore, we sell our products through independent distributors who generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose customers who have been dealing with that distributor, and may be required to compensate the distributor for termination. Because these distributors are independent, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors could result in declining sales in that territory, harm to the reputation of our company or our products, or legal liability. For example, if Shanghai Lansheng, which accounted for approximately 44% of our fiscal 2020 consolidated net sales, ceased to serve as our distributor, or significantly underperformed our expectations, we may experience a substantial reduction in sales.

Unfavorable economic conditions or negative publicity concerning complications of laser eye surgery, or medical devices in general, could hurt sales of our refractive products.

Approximately eighty-seven percent (87%) of our revenue was derived from ICL lenses used in refractive procedures. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements with third parties. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Economic stagnation, lack of consumer confidence or a recession in any of our larger markets could slow ICL sales growth or, if severe, cause declines in sales. Because the ICL is our best selling and highest gross margin product, restricted growth or a decline in its sales could materially harm our business.

We believe that negative publicity in the past regarding the potential complications of refractive surgery and potential patient dissatisfaction, in particular because of LASIK and other corneal laser-based procedures, decreased patient interest in LASIK as well as all other refractive procedures. Depending on the nature and severity of any future negative publicity about refractive surgery, the growth of ICL sales could be limited or sales could decline due to decreased patient interest in all refractive surgery, including our ICL.

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

Our sources of supply for raw materials may be threatened by shortages and other market forces, by natural disasters or public health crises, by the supplier’s failure to maintain adequate quality or a recall initiated by the supplier. Even when substitute suppliers are available, the need to verify the substitute supplier’s regulatory compliance and the quality standards of the replacement material could significantly delay production and materially reduce our sales.

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

Further, any failure by us to forecast demand for or to maintain an adequate supply of, raw material and finished product could result in an interruption in the supply of certain products and a decline in the sales of that product. For example, in 2020 our ICL sales grew 9%. If our suppliers or we are unable or our suppliers are unwilling to meet our increased manufacturing requirements, we may not be able to produce enough materials or products in a timely manner, which could cause a decline in our sales.

Because our business is global our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates and/or other international risks (including tariffs).

Activities outside the U.S. accounted for approximately 96% of our total sales during 2020. Foreign currency fluctuations could result in volatility of our revenue. The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations. The strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation in emerging markets could also make our products more expensive and increase the credit risks to which we are exposed.  Future foreign currency fluctuations could favorably or unfavorably impact and increase the volatility of our revenue, profitability, and stock price.

Economic, social, and political conditions, laws, practices, and local customs vary widely among the countries in which we sell our products. Our operations outside of the U.S. face a number of risks and potential costs, including, enjoying less stringent protection of intellectual property, and facing economic, political, and social uncertainty in some countries, especially in emerging markets. For example, sales in certain Asian and developing markets may result in lower margins and higher exposure to intellectual property infringement or counterfeits. Also, if China, which accounted for approximately 44% of our fiscal 2020 consolidated net sales, experienced a significant economic downturn, we may experience a significant reduction in sales. Further, trade disputes between the United States and its significant trading partners may adversely affect our sales, including as a result of the imposition of tariffs or other barriers or restrictions on trade, or increase our costs.  The institution of trade tariffs both globally and between the U.S. and China specifically could negatively impact the overall economic condition in our markets, including China, which could have a negative effect on our sales. Also, we are exposed to credit and collectability risk on our trade receivables with customers in certain international markets. There can be no assurance we can effectively limit our credit risk and avoid losses and our ability to transfer foreign earnings to the U.S. may be subject to taxes or restricted or result in incurring substantial costs.  Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business, financial condition and results of operations as a whole.

We may not be able to fully use our recorded tax loss carryforwards.

We have accumulated approximately $152.9 million of U.S. federal tax net operating loss carryforwards as of January 1, 2021, which can be used to offset taxable income in future years if our U.S. operations become profitable. If unused, the pre-2018 tax loss carryforwards will begin to expire between 2021 and 2037. Recently enacted legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (GILTI) earned by certain foreign subsidiaries.  At this time, our U.S. operations are not profitable, however, recognizing GILTI may offset federal net operating loss carryforwards, as it did for fiscal years 2019 and 2018.  Our ability to utilize any future net operating losses may also be limited by the Tax Act.  Under the Tax Act, the amount of post-2017 net operating losses we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year. The unused net operating losses, pre-2018 tax year can still offset 100% of taxable income.  In addition, the Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. Due to these changes under the Tax Act, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we generate profits in future years.  Moreover, if we were to experience a significant change in ownership, Internal Revenue Code Section 382 may restrict the future utilization of our tax loss carryforwards even if our U.S. operations generate significant profits.

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

In our major markets, regulatory approval to manufacture materials and sell our products is generally limited to the current manufacturing site, and changing the site requires applications to and approval from regulatory bodies prior to commercialization. To satisfy our own quality standards as well as regulations, we must follow strict protocols to confirm that products and materials made at a new site are equivalent to those made at the currently approved site. For example, we have commenced activities to resume manufacturing ICLs at our Swiss facility, and to commence manufacturing EVO Viva at our Lake Forest facility, but there can be no guaranty whether or when these facilities will be prepared and approved by regulators for manufacturing. Even minor changes in equipment, supplies or processes require validation. Unanticipated delays with a transferred process or difficulties in manufacturing a transferred material could interrupt our supply of products. Any sustained interruption in supply could cause us to lose market share and harm our business, financial condition and results of operations.

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

In 2020, we generated approximately 96% of our total sales outside the U.S. A natural disaster (such as tsunami, power shortage, or flood), public health crisis (such as a pandemic or epidemic), political crisis (such as terrorism, war, political instability or other conflict), or other events outside of our control that may occur anywhere around the world, may adversely impact our business and operating results. Moreover, these types of events could negatively impact surgeon or patient spending in the impacted region(s) or depending upon the severity, globally, which could adversely impact our operating results. For example, in December 2019, COVID-19 was reported in Wuhan, China, resulting in temporary hospital and clinic closures and a decrease in consumer traffic in China, our largest single market. Thereafter, COVID-19 spread globally becoming a pandemic, resulting in governmental authorities and other third parties implementing or recommending a number of measures to contain the spread of COVID-19, including travel restrictions, shelter-in-place orders and business limitations and shutdowns.  The impact of COVID-19 and these measures implemented or recommended by governmental authorities and other third parties have had a significant impact on many businesses, including ours. We suspended most of our production on March 17, 2020 with the exception of continuation of critical late-staged processes.  Moreover, our revenues have been adversely impacted, as customers in China and elsewhere were not able to carry out procedures and we experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID-19 virus, including parts of Europe and North America.  In certain of these markets, sales paused as elective surgeries were discouraged to support COVID-19 related needs.  We expect this decrease in sales in certain geographies, such as parts of Europe and North America, to continue through the first half of 2020 and possibly beyond as different geographies resume pre-pandemic levels of business activities on differing timelines.  We cannot predict when different governments will permit businesses in their jurisdictions to return to pre-pandemic levels of business or when consumers will resume scheduling procedures. We also cannot predict COVID-19’s impact on the overall economy of various markets, including the existence or extent of a possible recession. Thus, at this point, the extent to which the coronavirus may impact delayed medical procedures and delayed lens orders, and the related impact on our full year 2021 results is uncertain; however, it could have a material adverse impact on our results of operations, cash flows and financial condition. We monitor such events and take actions that we deem reasonable given the circumstances. In the future other types of crises, may create an environment of business uncertainty around the world, which may hinder sales and/or supplies of our products nationally and internationally.

The extent to which the pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that are uncertain and cannot be predicted, including the following: the duration and scope of the pandemic; the impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer spending; how quickly and to what extent more customary economic and operating conditions can resume; its impact on our customers’ facilities; levels of consumer confidence; whether our COVID-19 preventative measures such as remote working arrangements, changes to manufacturing work areas, such as adherence to social distancing guidelines, and other workforce changes will impact operational efficiency or inventory levels; our ability to obtain supplies from vendors or transport products to customers; the impact on regulatory agencies, including the review and approval process; the impact on clinical studies; the ability of our customers to successfully navigate the impacts of the pandemic such as resuming activities and growing patient interest in our lenses; actions governments, businesses and individuals take in response to the pandemic; and potential employee illness and its impact on our operations.

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

Our primary competitors, including Alcon (formally Novartis), Johnson & Johnson (formerly Abbott Medical Optics, or AMO), Bausch Health Companies (formerly Valeant or Bausch & Lomb), and Carl Zeiss Meditec have much greater financial, technical, marketing and distribution resources and brand name recognition than we do and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, makes for intense competition. Over the past several years, we have lost market share in IOL sales to some of our competitors. In addition, competitors from Asia are beginning to appear in some markets with their low-cost version of an implantable contact lens, which competes with our ICL.  With our increased commercial success with the ICL, additional companies may seek to enter the refractive phakic intraocular lens market.

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

Our pension plans taken together are underfunded by approximately $11.9 million ($2.0 million for the Japan Plan and $9.9 million for the Swiss Plan) as of January 1, 2021.

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

Our future growth depends, in part, on our ability to timely develop products to treat diseases and disorders of the eye that are more effective, safer, or incorporate emerging technologies better than our competitors’ products, and are accepted by physicians and patients. Sales of our existing products may decline rapidly if one of our competitors introduces a superior product, or if we announce a new product of our own. If we focus on research and development or technologies that do not lead to better products, more effective or advanced products could surpass our current and planned products. In addition, such product development efforts could require a significant investment of resources.  If we are able to develop new products, we must manufacture these products economically and market them successfully by demonstrating to enough eye-care professionals the overall benefits of using them.  If we do not timely develop new products that meet market demand or if there is insufficient demand for our new products, our sales and results of operations could be harmed.  For example, it is uncertain whether physicians in countries that recognize the CE Mark will adopt the EVO Viva lens for use in presbyopic eyes, which our Notified Body approved for marketing and sale in July 2020.

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

In order to further advance the development of, and ultimately receive regulatory approval to manufacture and sell, our new products or product enhancements, we may be required to conduct extensive clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or regulatory authorities in other countries. Clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of the clinical trials, and can result from concerns about safety, a lack of demonstrated efficacy, or poor study or trial design.  For example, we cannot ensure that our on-going clinical trial of the EVO Visian ICL in the U.S. will succeed in obtaining approval for correcting myopia or astigmatism by the FDA.  The commencement and completion of clinical trials may be delayed or prevented by many factors, including, but not limited to:

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

We are subject to various federal, state, local and international laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment, and exclusion from participation in healthcare programs such as Medicare and Medicaid, and health programs outside the United States. These laws and regulations are wide ranging and subject to changing interpretation and application, which could restrict our sales or marketing practices. Furthermore, because many of our customers, particularly IOL customers, rely on reimbursement from Medicare, Medicaid, and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs because of a violation of these laws could adversely impact our business, results of operations, financial condition, and cash flow.

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

The market price for our common stock has fluctuated widely. The closing price of our common stock ranged from $25.01 to $82.78 per share during the year ended January 1, 2021. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in the business and market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of our common stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations, and public health crises, may adversely affect the market price of our common stock.

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

Our Certificate of Incorporation empowers our Board of Directors to issue one or more series of preferred stock, and to determine the rights of each such series as provided in our Certificate of Incorporation. These provisions give our Board of Directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for our common stock. Our Certificate of Incorporation and Bylaws contain other provisions that could have an anti-takeover effect, including the following:

•	stockholders cannot act by consent;
•	stockholders cannot fill vacancies on our Board of Directors;
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

Our largest investor beneficially owns over 20% of our outstanding common stock, and our largest five investors beneficially own approximately 50% of our outstanding common stock. Two of our current eight directors were recommended by our investors. The sale of a substantial number of shares of our common stock by any or all of our largest investors or our other stockholders within a short period of time could cause our common stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

In addition, having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our Board of Directors, including through a proxy solicitation.

Future sales of our common stock could reduce our stock price.

We could issue additional shares of common or preferred stock to raise additional capital or for other corporate purposes without stockholder approval. In addition, we could designate and sell a class of preferred stock with preferential rights over our common stock with respect to dividends or other distributions. Also, we have filed a universal shelf registration statement with the Securities and Exchange Commission.  The shelf registration statement is available to cover the future public offering and sale of up to approximately $200,000,000 in equity or debt securities or any combination of such securities. Sales of our common or preferred stock under the shelf registration or in other transactions could dilute the interest of existing stockholders and reduce the market price of our common stock. Even in the absence of such sales, the perception among investors that additional sales of equity securities may take place could reduce the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our operations are conducted in leased facilities throughout the world. Our global administrative offices, principal manufacturing, warehouse and distribution, are in Monrovia, California. STAAR Surgical AG maintains administrative offices, manufacturing capabilities, warehouse and distribution facilities in Nidau and Brügg, Switzerland. Our facility in Lake Forest, California serves as our corporate headquarters and is expected to handle manufacturing of the EVO Viva to correct or reduce presbyopia after the facility’s approval.  The Company leases a research and development facility in Tustin, California and a facility in Aliso Viejo, California for raw material production and research and development activities. STAAR Japan maintains executive offices in Shin-Urayasu, Japan and a final packaging and inspection and distribution facility in Ichikawa City, Japan. We believe our operating facilities in the U.S., Switzerland and Japan are suitable and adequate for our current requirements. The Company could increase capacity as needed.

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

Holders

As of February 19, 2021, there were approximately 296 record holders of our Common Stock.

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

The following graph shows a comparison from January 1, 2016 to January 1, 2021 of the total performance of the following:

•	STAAR Surgical Company;
•	the Nasdaq Stock Market;

•	a peer group we have selected based on data and advice provided by the Radford Group, consisting of the following 16 companies:

Angio Dynamics (ANGO)	Inogen (INGN)
Anika Therapeutics (ANIK)	LeMaitre Vascular (LMAT)
AtriCure (ATRC)	Merit Medical Systems (MMSI)
Atrion (ATRI)	Nevro (NVRO)
AxoGen (AXGN)	Penumbra (PEN)
Cardiovascular Systems (CSII)	Surmodics (SRDX)
CryoLife (CRY)	Tactile Systems Technology (TCMD)
Glaukos (GKOS)	Tandem Diabetes Care (TNDM)

Returns in the graph below reflect historical results; we do not intend to suggest they predict future performance. The data assumes $100 was invested on January 1, 2016 in STAAR common stock and in each of the composite indices, and that dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for Fiscal Years:	2015	2016	2017	2018	2019	2020
STAAR Surgical Company	100.00	151.96	217.09	437.82	481.52	1,109.55
The Nasdaq Stock Market (US and Foreign Companies)	100.00	108.81	140.76	135.57	186.47	266.23
Peer Group	100.00	126.39	162.50	189.32	220.15	267.88

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	These indexes are reweighted daily, using the market capitalization from the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on January 1, 2016.

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the five most recent fiscal years ended January 1, 2021, January 3, 2020, December 28, 2018, December 29, 2017 and December 30, 2016. The selected Consolidated Statement of Operations data set forth below for each of the three most recent fiscal years, and the selected Consolidated Balance Sheet data set forth below at January 1, 2021 and January 3, 2020 are derived from our Consolidated Financial Statements, which have been audited by BDO USA, LLP, our independent registered public accounting firm, as indicated in their report included in this Annual Report. The selected Consolidated Statement of Operations data set forth below for each of the two fiscal years in the periods ended December 29, 2017 and December 30, 2016 and the Consolidated Balance Sheet data set forth below at December 28, 2018, December 29, 2017 and December 30, 2016 are derived from audited Consolidated Financial Statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, and the Notes thereto, included in this Annual Report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	January 1, 2021	January 3, 2020(2)	December 28, 2018(1)	December 29, 2017(1)	December 30, 2016(1)
	(In thousands except per share data)
Statement of Operations
Net sales	$163,460	$150,185	$123,954	$90,611	$82,432
Cost of sales	45,098	38,231	32,444	26,331	24,063
Gross profit	118,362	111,954	91,510	64,280	58,369
General and administrative	33,911	29,313	24,287	19,465	21,671
Selling and marketing	45,764	45,491	38,600	28,402	28,685
Research and development	31,918	25,298	22,028	20,044	20,668
Operating income (loss)	6,769	11,852	6,595	(3,631)	(12,655)
Total other income, net	1,498	1,174	44	1,335	211
Income (loss) before income taxes	8,267	13,026	6,639	(2,296)	(12,444)
Income tax provision (benefit)	2,354	(1,022)	1,671	(157)	(315)
Net income (loss)	$5,913	$14,048	$4,968	$(2,139)	$(12,129)
Net income (loss) per share:
Basic	$0.13	$0.32	$0.12	$(0.05)	$(0.30)
Diluted	$0.12	$0.30	$0.11	$(0.05)	$(0.30)
Weighted average shares outstanding:
Basic	45,605	44,493	42,587	41,004	40,329
Diluted	47,953	46,895	45,257	41,004	40,329
Balance Sheet Data
Working capital	$175,182	$140,188	$123,844	$34,802	$28,450
Total assets	257,416	207,523	167,253	67,973	65,036
Long-term obligations	18,958	13,161	7,099	5,949	6,064
Stockholders’ equity	197,222	159,884	132,426	42,936	37,905

(1)

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” in fiscal 2018 using the modified retrospective method. As such, fiscal 2016 through 2017 are presented under the previous revenue recognition standard, i.e. ASC 605.

(2)

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019 using the modified retrospective method.  As such fiscal 2016 through 2018 are presented under the previous lease accounting standard, i.e. ASC 840.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 7 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, capital expense or any other financial items; the expected impact of the COVID-19 pandemic and related public health measures (including but not limited to their impact on sales, operations or clinical trials globally), the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products (including the EVO family of lenses in the U.S. and the EVO Viva family of lenses for presbyopia internationally); commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2021 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Strategic Priorities for 2021

For 2021 we intend to continue achieving and strengthening our 2020 strategic priorities, which are as follows:

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

To realize these priorities, we are planning to:

•

Continue to invest in manufacturing and facilities expansion that include, among other things: (i) increasing manufacturing capacity at our Monrovia, California facility for our myopia ICLs; (ii) reopening and expanding our manufacturing and distribution facilities in Switzerland; and (iii) preparing for the validation of our Lake Forest, California facility for the manufacturing of our EVO Viva for presbyopia lenses;

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

We continue to assess and manage through the potential impact of COVID-19, which remains uncertain at this time and may adversely affect our financial results. For example, we continue to monitor the commercial and operational impact of new variants of COVID-19 in our markets.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s Consolidated Statement of Income for the period indicated.

	Percentage of Net Sales
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	27.6%	25.5%	26.2%
Gross profit	72.4%	74.5%	73.8%
General and administrative	20.7%	19.5%	19.6%
Selling and marketing	28.0%	30.3%	31.1%
Research and development	19.6%	16.8%	17.8%
Total selling, general and administrative	68.3%	66.6%	68.5%
Operating income	4.1%	7.9%	5.3%
Total other income, net	0.9%	0.8%	0.0%
Income before income taxes	5.0%	8.7%	5.3%
Provision (benefit) for income taxes	1.4%	(0.7)%	1.3%
Net income	3.6%	9.4%	4.0%

Net Sales

The following table presents our net sales, by product for the fiscal years presented (dollars in thousands):

	2020		2019		2018
	% of Total	Sales	% of Total	Sales	% of Total	Sales
ICLs	86.5%	$141,407	86.1%	$129,322	81.5%	$101,082
Other product sales
IOLs	8.3%	13,574	10.5%	15,689	13.1%	16,193
Other surgical products	5.2%	8,479	3.4%	5,174	5.4%	6,679
Total other product sales	13.5%	22,053	13.9%	20,863	18.5%	22,872
Net sales	100.0%	$163,460	100.0%	$150,185	100.0%	$123,954

Net sales for 2020 were $163.5 million, a 9% increase from $150.2 million reported in fiscal 2019. The increase in net sales was due to increased ICL sales of $12.1 million and in other product sales of $1.2 million. Changes in foreign currency favorably impacted net sales by $1.5 million.

Net sales for 2019 were $150.2 million, a 21% increase over the $124.0 million reported in fiscal 2018. The increase in net sales was due to increased ICL sales of $28.2 million, partially offset by a decrease in other product sales of $2.0 million. Changes in foreign currency unfavorably impacted net sales by $1.3 million.

Total ICL sales for 2020 were $141.4 million, a 9% increase from $129.3 million reported for fiscal 2019, with unit growth up 11%. The sales increase was driven by the APAC region, which grew 15% with unit growth of 17%, primarily due to sales growth in Japan up 56%, other APAC Distributors up 38%, Korea up 17% and China up 11%.  The Europe, Middle East, Africa and Latin America region sales decreased 3% and units decreased 11%, as a result of decreased sales in the Middle East down 35%, Latin America down 13% and Spain down 4%, partially offset by sales growth in Germany up 15%, the U.K. up 8% and Other Distributors up 4%.  The North America region sales decreased 14% and units decreased 12%, mainly due to decreased sales in the U.S. down 17%, slightly offset by sales growth in Canada up 2%.  The decreases in these various regions were impacted by the COVID-19 pandemic in the first half of 2020; most markets started to reopen in mid-May/early June, with India and the Middle East being the two markets that remained the most challenged by COVID-19 during the second half of 2020.  Changes in foreign currency favorably impacted ICL sales by $1.0 million.  ICL sales represented 86.5% of our total sales for fiscal year 2020.

Total ICL sales for 2019 were $129.3 million, a 28% increase from $101.1 million reported for fiscal 2018, with unit growth up 33%. The sales increase was driven by the APAC region, which grew 40% with unit growth of 44%, primarily due to sales growth in Japan up 67%, China up 41%, Korea up 26%, other APAC Distributors up 16% and India up 12%.  The Europe, Middle East, Africa and Latin America region, grew 2% with unit growth of 7%, primarily due to increased sales in UK up 19%, Germany up 9% and Spain up 7%, partially offset by decreased sales in the Middle East of 9% and Latin America of 8%.  The North America region grew 18%, with unit growth of 4%, primarily due to growth in the U.S., as a result of sales of the Toric ICL in 2019, partially offset by decreased sales in Canada.  Changes in foreign currency unfavorably impacted ICL sales by $1.3 million.  ICL sales represented 86.1% of our total sales for fiscal year 2019.

Other product sales, including IOLs were $22.1 million for fiscal 2020, an increase of 6% from $20.9 million reported in fiscal 2019, due to increased preloaded injector part sales to a third-party manufacturer for product they sell to their customers, partially offset by decreased IOL sales. Changes in foreign currency favorably impacted other product sales by $0.5 million. Other product sales represented 13.5% of our total sales for fiscal year 2020.

Other product sales, including IOLs were $20.9 million for fiscal 2019, a decrease of 9% from $22.9 million reported in fiscal 2018, due to decreased preloaded injector part sales to a third-party manufacturer for product they sell to their customers and in IOL sales.  Other product sales represented 13.9% of our total sales for fiscal year 2019.

Gross Profit

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Gross profit	$118,362	$111,954	$91,510	5.7%	22.3%
Gross margin	72.4%	74.5%	73.8%

Gross profit for 2020 was $118.4 million, a 5.7% increase compared to the $112.0 million reported for 2019.  Gross profit margin decreased to 72.4% of revenue for 2020 compared to 74.5% of revenue for 2019, due to geographic sales mix, $1.2 million in expenses related to the COVID-19 manufacturing pause from March 17 through April 27, 2020, period costs associated with the manufacturing expansion projects and increased mix of injector part sales which carry a lower margin, partially offset by increased ICL volume.

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

General and Administrative Expense

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
General and administrative expense	$33,911	$29,313	$24,287	15.7%	20.7%
Percentage of sales	20.7%	19.5%	19.6%

General and administrative expenses for 2020 were $33.9 million, an increase of 15.7% when compared with $29.3 million reported for 2019, due to increased salary-related expenses, tax consulting, variable compensation, corporate insurance and facility costs, slightly offset by decreased travel expenses.

General and administrative expenses for 2019 were $29.3 million, an increase of 20.7% when compared with $24.3 million reported for 2018, due to increased headcount and salary-related expenses including stock-based compensation, facility costs and professional fees.

Selling and Marketing Expense

The following table presents our marketing and selling expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Selling and marketing expenses	$45,764	$45,491	$38,600	0.6%	17.9%
Percentage of sales	28.0%	30.3%	31.1%

Selling and marketing expenses for 2020 were $45.8 million, an increase of 0.6% when compared with $45.5 million for 2019, due to increased advertising and promotional activities, salary-related expenses and variable compensation, offset by decreased trade shows and travel expenses.

Selling and marketing expenses for 2019 were $45.5 million, an increase of 17.9% when compared with $38.6 million for 2018, due to increased headcount and salary-related expenses including stock-based compensation and continued investments in digital, consumer, and strategic marketing, and increased travel expenses.

Research and Development Expense

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Research and development expense	$31,918	$25,298	$22,028	26.2%	14.8%
Percentage of sales	19.6%	16.8%	17.8%

Research and development expenses for 2020 were $31.9 million, an increase of 26.2% compared to $25.3 million for 2019 primarily due to increased clinical expenses associated with our EVO clinical trial in the U.S., and increased salary-related expenses and variable compensation, partially offset by decreased travel expenses.

Research and development expenses for 2019 were $25.3 million, an increase of 14.8% compared to $22.0 million for 2018, due to increased headcount and salary-related expenses including stock-based compensation, and clinical expenses associated with our EDOF clinical trial in Europe and EVO clinical trial in the U.S.

Research and development expense consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products, the regulatory and clinical activities required to acquire and maintain product approvals globally and medical affairs expenses. These costs are expensed as incurred.

Other Income, Net

The following table presents our other income, net for the fiscal years presented (dollars in thousands):

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Other income, net	$1,498	$1,174	$44	27.6%	—*
Percentage of sales	0.9%	0.8%	0.0%

*	Denotes change is greater than +100%.

Other income for 2020, 2019 and 2018 was $1.5 million, $1.2 million and $0.0 million, respectively. The increase for 2020 is mainly due to increased foreign exchange gains (primarily euro), partially offset by decreased net interest income, as a result of lower interest rates.  The increase in 2019 is mainly due to increased interest income earned on cash and cash equivalents and decreased foreign exchange losses (primarily euro).

Other income, net generally relates to interest income earned on cash and cash equivalents, interest expense on notes payable and finance lease obligations, gains or losses on foreign currency transactions, and royalty income. The table below summarizes the year over year changes in other income, net (in thousands).

	Favorable (Unfavorable)
	2020 vs. 2019	2019 vs. 2018
Interest income (expense), net	$(750)	$823
Foreign exchange	1,381	319
Royalty income	(111)	(82)
Other	(196)	70
Net change in other income, net	$324	$1,130

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the fiscal years presented (in thousands):

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Provision (benefit) for income taxes	$2,354	$(1,022)	$1,671	—*	—*

*	Denotes change is greater than +100%.

We recorded income taxes of $2.4 million for 2020 due to pre-tax income generated in certain foreign jurisdictions, which included a release of $0.5 million of our U.S. valuation allowance, as a result of increases in foreign income and changes in the usage and release of our deferred tax assets. We recorded an income tax benefit for 2019 due to a release of the federal and certain state valuation allowances, offset by the income tax expense from profits generated in our Swiss and Japan operations.  We recorded income taxes for 2018 as a result of income tax expense generated primarily from profits in our Swiss and Japan operations and U.S. withholding taxes on those profits.  During 2020, 2019 and 2018, there are no unrecognized tax benefits related to uncertain tax positions taken by us.

All earnings from our subsidiaries are not considered to be permanently reinvested.  Accordingly, we provided withholding and U.S. taxes on all unremitted foreign earnings through 2018.  Beginning 2019, we no longer need to accrue withholding taxes on foreign earnings (Note 10 to the Consolidated Financial Statements).  During 2020, 2019 and 2018 there were no withholding taxes paid to foreign jurisdictions.

On December 22, 2017, the United States enacted major tax reform legislation, the 2017 Tax Act, which enacted a broad range of changes to the federal tax code. Key provisions that could have an impact on our Consolidated Financial Statements are the deemed repatriation of foreign earnings, the re-measurement of certain net deferred assets and other liabilities for the change in the U.S. corporate tax rate from 35 percent to 21 percent, and the elimination of the AMT.

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

Beginning in 2018, the 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (GILTI) earned by certain foreign subsidiaries.  In January 2018, the FASB released guidance (Staff Q&A Topic 740, No. 5) on the accounting for tax on the GILTI provisions of the 2017 Tax Act.  In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50 percent of GILTI, however this deduction is limited by our net operating loss carryforwards.  For 2020, 2019 and 2018, we included GILTI of $21.3 million, $15.1 million and $7.7 million, respectively, in U.S. gross income, which was fully offset with net operating loss carryforwards.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.  The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. We considered the projected future income, tax planning strategies and all other available evidence in making this assessment.  Since January 3, 2020, we had at least three years of accumulated profits for federal income tax purposes as a result of GILTI.  Therefore, based upon our findings that the positive evidence outweighed the negative evidence, sufficient for us to realize the benefit of our deferred tax assets due to our projected future profits, we reduced the valuation allowance.

Since 2019, we have made a policy election to apply the incremental cash tax savings approach when analyzing the impact GILTI could have on our U.S. valuation allowance. As a result of future expected GILTI inclusions, and because of the Tax Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g. net operating losses and deferred tax assets) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”). Applying the incremental cash tax savings approach, resulted in the valuation allowance release of $3.0 million and $0.4 million for Federal and state purposes, respectively, during 2019.  As a result of our fiscal 2020 operating results, revising our global forecasts for fiscal 2021 and beyond as a result of COVID-19 in the first quarter of 2020 and changes in the usage and release of certain deferred tax assets, we recorded a valuation allowance release of $0.6 million against our federal deferred tax assets, and a valuation allowance release reversal of $0.1 million against certain states deferred tax assets during 2020. The remaining valuation allowance was $34.7 million and $7.4 million for federal and state purposes, respectively, as of January 1, 2021.

See Critical Accounting Policies included later in this Item 7 for additional information about our provision for income taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 10 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this Annual Report.  Although we have experienced some delays in payments on accounts receivable as a result of the COVID-19 pandemic in the first half of 2020, this improved during the second half of 2020 as our customers resumed elective refractive surgery.  At this time we are unaware of any impairment of assets resulting from the COVID-19 pandemic.  We did not apply for or require financing available under the Coronavirus Aid, Relief, and Economic Security “CARES” Act and do not expect to do so.  Our financial condition at January 1, 2021, January 3, 2020 and December 28, 2018 included the following (in millions):

	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Cash and cash equivalents	$152.5	$120.0	$103.9	$32.5	$16.1
Current assets	$216.4	$174.7	$151.6	$41.7	$23.1
Current liabilities	41.2	34.5	27.7	6.7	6.8
Working capital	$175.2	$140.2	$123.9	$35.0	$16.3

We invest our net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at January 1, 2021, we have a line of credit with a Japanese lender, in the amount of $1.4 million, with $3.5 million of availability and a line of credit with a Swiss lender, in the amount of $1.1 million, which is fully available for borrowing.

Overview of changes in cash and cash equivalents and other working capital accounts.

Net cash provided by operating activities was $21.0 million, $25.8 million and $12.8 million for 2020, 2019 and 2018, respectively.  For 2020, net cash provided by operating activities consisted of $17.8 million in non-cash items and $5.9 million in net income, offset by $2.7 million in working-capital changes.  For 2019, net cash provided by operating activities consisted of $14.0 million in net income and $13.0 million in non-cash items, offset by $1.2 million in working-capital changes.  For 2018, net cash provided by operating activities consisted of $12.3 million in non-cash items and $5.0 million in net income, offset by $4.5 million in working-capital changes.

Net cash used in investing activities was $8.4 million, $10.2 million and $2.2 million for 2020, 2019 and 2018 respectively, and relate primarily to the acquisition of property, plant, and equipment.  The decrease in investment in property, plant and equipment during 2020, relative to 2019, is primarily due to a slight decrease in investments in manufacturing facilities.  The increase in investment in property, plant and equipment during 2019, relative to 2018, is primarily due to continued increased investments in manufacturing intending to satisfy growing demand for our products.

Net cash provided by financing activities was $19.6 million, $0.1 million and 74.6 million for 2020, 2019 and 2018, respectively.  For 2020, net cash provided by financing activities consisted of $20.6 million of proceeds from the exercise of stock options, partially offset by $0.6 million repayment of finance lease obligations and $0.5 million repayment on the Japan line of credit.  For 2019, net cash provided by financing activities consisted of $3.5 million of proceeds from the exercise of stock options, offset by a $2.0 million repayment on the Japan line of credit and $1.3 million repayment of finance lease obligations.  For 2018, net cash provided by financing activities resulting primarily from the proceeds of $72.2 million from the equity offering (refer to Note 12 to the Consolidated Financial Statements).  In addition, the increase also consisted of $5.2 million of proceeds from the exercise of stock options, offset by $1.9 million repayment of finance lease obligations and $0.7 million repayment on the Japan line of credit.

Accounts receivable, net was $35.2 million and $31.0 million at January 1, 2021 and January 3, 2020, respectively.  Days’ Sales Outstanding (DSO) was 70 and 78 days in 2020 and 2019. The decrease in DSO was mainly due to increased customer collections of receivables in the fourth quarter of 2020.

Inventories, net was $18.1 million and $17.1 million at January 1, 2021 and January 3, 2020, respectively. Days’ Inventory on Hand (DOH) was 114 and 159 days in 2020 and 2019, respectively, for finished goods, including consignment inventory.  The decrease in DOH is due to increased sales of ICL products resulting in more frequent inventory turnover.

Shelf Registration

On May 6, 2020, STAAR filed a universal shelf registration statement with the SEC covering the future public offering and sale of up to $200 million in equity or debt securities or any combination of such securities. The shelf registration statement became effective on February 22, 2021 and expires on February 22, 2024.  Among the purposes for which STAAR could use the proceeds of securities sold in the future under the shelf registration statement are working capital, capital expenditures, expansion of sales and marketing, and continuing research and development. STAAR could also use a portion of the net proceeds to acquire or invest in businesses, assets, products, and technologies that are complementary to our own, although we are not currently contemplating or negotiating any such acquisitions or investments. The availability of financing in the public capital markets through the shelf registration statement depends on several factors in place at the time of financing, including the strength of STAAR’s business performance, general economic conditions and investment climate, and investor perceptions of those factors. If STAAR seeks financing under the shelf registration statement in the future, we cannot assure that such financing will be available on favorable terms, if at all.

Credit Facilities, Lease Line of Credit, Contractual Obligations, and Commitments

Credit Facilities

We have credit facilities with different lenders to support operations as detailed below.

Lines of Credit

Since 1998, our wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.07% as of January 1, 2021) plus a 0.50% spread, and may be renewed quarterly (the current line expires on February 21, 2021).  The credit facility is not collateralized.  We had 142,500,000 Yen and 197,500,000 Yen outstanding on the line of credit as of January 1, 2021 and January 3, 2020, respectively, (approximately $1,379,000 and $1,827,000 based on the foreign exchange rates on January 1, 2021 and January 3, 2020, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum. There was 357,500,000 Yen and 302,500,000 Yen available for borrowing as of January 1, 2021 and January 3, 2020, respectively (approximately $3,459,000 and $2,798,000 based on the foreign exchange rate on January 1, 2021 and January 3, 2020, respectively).  At maturity on February 21, 2021, this line of credit was renewed until May 21, 2021, with similar terms.

In September 2013, our wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,100,000 and $1,000,000 million at the rate of exchange on January 1, 2021 and January 3, 2020, respectively), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of January 1, 2021 and January 3, 2020.

Covenant Compliance

We are in compliance with the covenants of our credit facilities and lines of credit as of January 1, 2021.

Lease Line of Credit (Finance Leases)

During 2019, we converted the lease line of credit schedule 011 with Farnam Street Financial, Inc. into a finance lease liability of approximately $500,000.

Contractual Obligations

The following table represents the Company’s known contractual obligations as of January 1, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Line of credit (Note 8)*	$1,379	$1,379	$—	$—	$—
Finance lease obligations (Note 9)*	405	366	35	4	—
Operating lease obligations (Note 9)*	9,462	2,682	4,023	1,432	1,325
Pension benefit payments (Note 11)*	11,940	176	485	637	10,642
Asset retirement obligation (Note 13)*	221	221	—	—	—
Open purchase orders (Note 13)*	8,446	8,154	280	12	—
Total	$31,853	$12,978	$4,823	$2,085	$11,967

*	Refer to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K

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

Non-consignment sales

We recognize revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for our STAAR Japan subsidiary, which is typically recognized when the customer receives the product.  We generally do not have significant deferred revenue as delivery to the customer is generally made within the same or the next day of shipment.

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

Sales Return Reserves

Generally, we may permit returns of product if the product, upon issuance of a Returned Goods Authorization, is returned within the time allowed by our return policies, and in good condition. We provide allowances for sales returns such that returns are matched against the sales from which they originated. While such allowances have historically been within our expectations, we cannot guarantee that we will continue to experience the same return rates that we have in the past.  Measurement of such returns, is based on an expected loss model which requires consideration of, among other factors, historical returns experience and current/anticipated trends, including the need to adjust for current conditions and product lines, the entry of a competitor, and judgments about the probable effects of relevant observable data. We consider all available information in our quarterly assessments of the adequacy of the allowance for sales returns.  Sales are reported net of estimated returns.  If the actual sales returns are higher or lower than estimated by management, additional reduction or increase in sales may occur.

Allowance for Doubtful Accounts

We maintain provisions for uncollectible accounts based on estimated losses resulting from the inability of our customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances could be required. We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. We write off amounts determined to be uncollectible against the allowance for doubtful accounts. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses, is based on an expected loss model which requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We consider all available information in our assessments of the adequacy of the reserves for uncollectible accounts.

Stock-Based Compensation

We account for the issuance of stock options to employees and directors by estimating the fair value of options issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, risk-free interest rates, expected term of the option, expected volatility of our stock and expected dividend yield.  The amounts recorded in the financial statements for share-based compensation could vary significantly if we were to use different assumptions.  We also issue restricted stock units (“RSUs”) and performance stock units (“PSUs”) which contain a service condition such that they vest if the grantee is still employed with us on a range of measurement dates, which are typically three years after the grant date.  On occasion, we also issue RSUs and PSUs to certain employees which contain a performance condition such that they vest if the internally established target is met or exceeded and the grantee is still employed with us on the measurement date, which is typically one year after the grant date.  We recognize compensation cost for the RSUs and PSUs when it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period based on the grant-date fair value of the stock.  We reassess the probability of vesting at each reporting period and adjust compensation cost based on our probability assessment.

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

Recent Accounting Pronouncements

See “Part II. Item 8. “Financial Statements and Supplementary Data – Note 1 – Organization and Description of Business and Accounting Policies – Recent Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted” of this Annual Report on Form 10-K.

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

Interest rate risk

As of January 1, 2021, we had $1.4 million of foreign debt. Our $1.4 million of foreign debt bears an interest rate that is equal to the uncollateralized overnight call rate in Japan (approximately 0.07%) plus a 0.50% spread. Thus, our interest expense would fluctuate with any change in the base interest rate. If the uncollateralized overnight call rate were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $14,000.

Foreign currency risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results.

Our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar and, as a result, our sales benefit from a weaker dollar and are reduced by a stronger dollar relative to major currencies worldwide (primarily, the euro and the Japanese yen).  Accordingly, changes in exchange rates, and particularly the strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars.  Fluctuations during any given reporting period result in the re-measurement of our foreign currency denominated cash, receivables, and payables, generating currency transaction gains or losses and are reported in total other income (expense), net in our Consolidated Statements of Income.   In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks include those set forth in “Item 1A. Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company.  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended January 1, 2021, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended January 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2021, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 1, 2021.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on Internal Control over Financial Reporting

We have audited STAAR Surgical Company’s (the “Company’s”) internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 1, 2021 and January 3, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2021, and the related notes and financial statement schedule and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Los Angeles, California

February 24, 2021

ITEM 9B.	Other Information

The Board of Directors has scheduled the 2021 Annual Shareholders Meeting for June 24, 2021.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” contained in the proxy statement for the 2021 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 1, 2021.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Principal Shareholders and Management” and “Election of Directors” contained in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” contained in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

We have filed the following documents as part of this Annual Report on Form 10-K:

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)

4.3	Description of the Registrant’s Securities.(23)

10.1	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC.(5)

†10.2	Form of Indemnification Agreement between the Company and certain officers and directors.(6)

†10.3	Employment Agreement, dated December 16, 2004 by and between the Company and Hans Blickensdoerfer.(7)

10.4	Credit Agreement between STAAR Japan Inc. and Mizuho Bank Inc., dated October 31, 2007.(8)

10.5	Basic Agreement on Unsterilized Intraocular Lens Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(10)

10.6	Basic Agreement on Injector Product Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(10)

10.7	Memorandum of Understanding Concerning Basic Agreements for Purchase and Sale between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(10)

10.8	Acrylic Preset Supply Warranty Agreement between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(10)

10.9	Framework Agreement for Loans between Credit Suisse and STAAR Surgical AG, dated September 2013.(11)

†10.10	Form of Executive Severance Agreement.(12)

†10.11	Form of Executive Change in Control Agreement.(12)

10.12	Standard Industrial/Commercial Single – Tenant Lease – Net dated August 17, 2012, by and between the Company and Pacific Equity Partners, LLC.(13)

†10.13	Letter of the Company dated March 27, 2012 to Samuel Gesten, Vice President and General Counsel, regarding compensation.(9)

†10.14	Letter of the Company dated July 27, 2015 to Keith Holliday, Vice President of Research and Development, regarding compensation.(14)

†10.15	Employment Agreement effective March 1, 2015 by and between the Company and Caren Mason, dated March 1, 2015.(15)

10.16	Form of Option Grant and Stock Option Agreement for employees.(16)

10.17	Form of Option Grant and Stock Option Agreement for Non-Employee Directors.(16)

10.18	Form of Restricted Stock Unit Grant and Agreement.(16)

10.19	Form of Restricted Stock Award Grant and Restricted Stock Award Agreement.(16)

10.20	Form of Amendment to Credit Agreement between STAAR Japan Inc. and Mizuho Bank Ltd.(11)

10.21	Master Lease Agreement dated May 30, 2006 by and between the Company and Farnam Street Financial, Inc.(16)

10.22	Lease Schedule No. 011 and Purchase Option dated March 8, 2018 of Lease Agreement dated May 30, 2006, by and between the Company and Farnam Street Financial, Inc.(20)

10.23	Lease dated August 10, 2017 by and between the Company and 2000 Gold L.P.(17)

10.24	Lease Agreement commencing May 1, 2018 between Bukewihge Properties, LLC and STAAR Surgical Company.(18)

10.25	Form of Distributorship Agreement.(6)

10.26	Lease Agreement dated January 29, 2019 between GZK Real Estate Ltd. and STAAR Surgical Ltd.(21)

10.27	Lease Agreement dated June 13, 2019 between Einfache Gesellschaft Calderari & Schwab. and STAAR Surgical AG.(22)

†10.28	Letter of the Company dated August 10, 2012 to James Francese, Vice President, Global Marketing, regarding compensation.(9)

†10.29	Letter of the Company dated June 15, 2015 to Jon K. Hayashida, Vice President Global Clinical Affairs, regarding compensation.(14)

†10.30	Employment Agreement effective October 1, 2017 by and between the Company and Scott Barnes, dated September 11 2011.(23)

†10.31	Letter of the Company dated December 15, 2015 to Graydon Hansen, Vice President of Operations, regarding compensation.(23)

†10.32	Letter of the Company dated June 30, 2020 to Patrick Williams, Chief Financial Officer, regarding compensation.(4)

10.33	Lease agreement entered into on September 14, 2020 between STAAR Surgical Company and Calderari & Schwab.(24)

10.34	First Amendment to Lease Agreement dated October 1, 2020 between STAAR Surgical Company and Pacific Equity Partners, LLC.(25)

10.35	First Amendment to Lease Agreement dated October 30, 2020 between STAAR Surgical Company and 2000 Gold L.P.(26)

14.1	Code of Business Conduct and Ethics.(19)

21.1	List of Subsidiaries.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 1, 2021 formatted inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104

The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to Appendix 2 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(2)	Incorporated by reference to Appendix 3 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.

(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8‑A/A as filed with the Commission on April 18, 2003.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended July 3, 2020, as filed with the Commission on August 5, 2020.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed with the Commission on March 17, 2004.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2018, as filed with the Commission on August 1, 2018.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 1, 2009.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2009, as filed with the Commission on November 12, 2009.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the commission on March 12, 2013.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 1, 2010 as filed with the Commission on April 1, 2010.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2017, as filed with the commission on February 28, 2018.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2011, as filed with the Commission on November 2, 2011.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 23, 2012.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2015, as filed with the Commission on November 4, 2015.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 3, 2015.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2016, as filed with the Commission on March 2, 2017.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended September 29, 2017, as filed with the Commission on November 8, 2017.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2018, as filed with the Commission on May 2, 2018.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, for the period ended June 29, 2012, as filed with the Commission on August 8, 2012.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 28 2018, as filed with the Commission on February 21, 2019.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended March 29, 2019, as filed with the Commission on May 1, 2019.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2019, as filed with the Commission on July 31, 2019.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 3, 2020, as filed with the Commission on February 26, 2020.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2020.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 8, 2020.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2020, as filed with the Commission on November 4, 2020.
ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: February 24, 2021	By:	/s/ CAREN MASON
Caren Mason
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CAREN MASON	President, Chief Executive Officer and Director	February 24, 2021
Caren Mason	(principal executive officer)

/s/ PATRICK F. WILLIAMS	Vice President, Chief Financial Officer	February 24, 2021
Patrick F. Williams	(principal accounting and financial officer)

/s/ LOUIS E. SILVERMAN	Chairman of the Board, Director	February 24, 2021
Louis E. Silverman

/s/ STEPHEN C. FARRELL	Director	February 24, 2021
Stephen C. Farrell

/s/ THOMAS G. FRINZI	Director	February 24, 2021
Thomas G. Frinzi

/s/ GILBERT H. KLIMAN	Director	February 24, 2021
Gilbert H. Kliman

/s/ JOHN C. MOORE	Director	February 24, 2021
John C. Moore

/s/ ELIZABETH YEU	Director	February 24, 2021
Elizabeth Yeu

/s/ K. PEONY YU	Director	February 24, 2021
K. Peony Yu

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2021, January 3, 2020 and December 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company (the “Company”) as of January 1, 2021 and January 3, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2021, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2021 and January 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Income Tax Provision

As described in Notes 1 and 10 to the Company’s consolidated financial statements, the Company operates in multiple jurisdictions through its wholly-owned subsidiaries. The Company serves international markets and is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes.  The tax provision is based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction, and assessing the realizability of the deferred tax assets. In evaluating the Company’s ability to realize the deferred tax assets management considers the positive and negative evidence, including the reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

We identified the Company’s calculation of the provision for income taxes, including the judgement and estimation regarding projected taxable income as a critical audit matter. Management is required to apply significant judgments in calculating the provision for income taxes related to the evaluation of tax laws, including the methods used to allocate taxable income to various jurisdictions, transfer pricing methods and the development of forecasts and assumptions related to the projected sales growth, margins, costs and income that are used to assess the realizability of deferred tax assets. These forecasts include various assumptions including the likelihood of continued growth in certain key markets, projected industry-wide performance, macro and micro economic factors and the development and approval of new products. Auditing these elements involved especially complex auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the need to involve personnel with specialized knowledge and skills.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of controls over management’s calculation of its provision for income taxes, including controls over: (i) evaluating allocation methodologies, (ii) reviewing the assumptions and data utilized in determining the allocation of income to applicable tax jurisdictions, (iii) the development of the projected forecasts, and (iv) projected reversals of deferred tax assets and liabilities in the valuation allowance assessment.

•

Assessing the reasonableness of the Company’s projected forecasts and related assumptions against the Company’s historical performance, industry conditions and outlooks, and evidence obtained in other areas of the audit.

•	Recalculating income tax expense and agreeing the data used in the calculations to the Company’s underlying books and records.
•

Utilizing personnel with specialized knowledge and skills in domestic and international tax law to assist in: (i) evaluating the application of tax laws used in management’s allocation methodologies based on the Company’s structure and operations, (ii) evaluating transfer pricing regulations to assist in assessing the appropriateness of intercompany transactions and the rates used to cross charge and allocate costs based on transfer pricing agreements,  (iii) recalculating the income tax expense utilizing enacted tax rates, and (iv) evaluating both positive and negative evidence and assessing the reasonableness of assumptions used in the Company’s valuation allowance assessment.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1993.

Los Angeles, California

February 24, 2021

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 1, 2021 and January 3, 2020

(In thousands, except par value amounts)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$152,453	$119,968
Accounts receivable trade, net	35,229	30,996
Inventories, net	18,111	17,142
Prepayments, deposits and other current assets	10,625	6,560
Total current assets	216,418	174,666
Property, plant and equipment, net	24,030	17,065
Finance lease right-of-use assets, net	596	1,867
Operating lease right-of-use assets, net	8,764	6,684
Intangible assets, net	270	296
Goodwill	1,786	1,786
Deferred income taxes	4,944	4,408
Other assets	608	751
Total assets	$257,416	$207,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,379	$1,827
Accounts payable	7,874	8,050
Obligations under finance leases	360	560
Obligations under operating leases	2,485	2,700
Allowance for sales returns	4,532	3,644
Other current liabilities	24,606	17,697
Total current liabilities	41,236	34,478
Obligations under finance leases	38	366
Obligations under operating leases	6,537	4,086
Deferred income taxes	222	658
Asset retirement obligations	221	211
Pension liability	11,940	7,840
Total liabilities	60,194	47,639
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 46,448 and 44,822 shares issued and outstanding at January 1, 2021 and January 3, 2020, respectively	464	448
Additional paid-in capital	338,194	304,288
Accumulated other comprehensive loss	(5,545)	(3,048)
Accumulated deficit	(135,891)	(141,804)
Total stockholders’ equity	197,222	159,884
Total liabilities and stockholders’ equity	$257,416	$207,523

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended January 1, 2021, January 3, 2020 and December 28, 2018

(In thousands, except per share amounts)

	2020	2019	2018
Net sales	$163,460	$150,185	$123,954
Cost of sales	45,098	38,231	32,444
Gross profit	118,362	111,954	91,510
Selling, general and administrative expenses:
General and administrative	33,911	29,313	24,287
Selling and marketing	45,764	45,491	38,600
Research and development	31,918	25,298	22,028
Total selling, general and administrative expenses	111,593	100,102	84,915
Operating income	6,769	11,852	6,595
Other income (expense), net:
Interest income, net	238	988	165
Gain (loss) on foreign currency transactions	864	(517)	(836)
Royalty income	440	551	633
Other income (loss), net	(44)	152	82
Total other income, net	1,498	1,174	44
Income before income taxes	8,267	13,026	6,639
Provision (benefit) for income taxes	2,354	(1,022)	1,671
Net income	$5,913	$14,048	$4,968
Net income per share:
Basic	$0.13	$0.32	$0.12
Diluted	$0.12	$0.30	$0.11
Weighted average shares outstanding:
Basic	45,605	44,493	42,587
Diluted	47,953	46,895	45,257

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended January 1, 2021, January 3, 2020 and December 28, 2018

(In thousands)

	2020	2019	2018
Net income	$5,913	$14,048	$4,968
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(3,639)	(2,265)	(498)
Reclassification into other income (expense), net	283	107	101
Foreign currency translation gain	717	291	242
Tax effect	142	139	(15)
Other comprehensive loss, net of tax	(2,497)	(1,728)	(170)
Comprehensive income	$3,416	$12,320	$4,798

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended January 1, 2021, January 3, 2020 and December 28, 2018

(In thousands)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 29, 2017	41,383	$414	$204,920	$(1,150)	$(161,248)	$42,936
Net income	—	—	—	—	4,968	4,968
Other comprehensive loss	—	—	—	(170)	—	(170)
Proceeds from public offering of stock	2,000	20	72,130	—	—	72,150
Common stock issued upon exercise of options	595	6	5,189	—	—	5,195
Stock-based compensation	—	—	7,399	—	—	7,399
Repurchase of employee common stock for taxes withheld	—	—	(54)	—	—	(54)
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	206	2	—	—	—	2
Balance, at December 28, 2018	44,195	442	289,584	(1,320)	(156,280)	132,426
Net income	—	—	—	—	14,048	14,048
Impact of the adoption of lease accounting standard	—	—	—	—	113	113
Impact of adoption of nonemployee share-based payment standard	—	—	(315)	—	315	—
Other comprehensive loss	—	—	—	(1,728)	—	(1,728)
Common stock issued upon exercise of options	387	4	3,455	—	—	3,459
Stock-based compensation	—	—	11,564	—	—	11,564
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	229	2	—	—	—	2
Balance, at January 3, 2020	44,822	448	304,288	(3,048)	(141,804)	159,884
Net income	—	—	—	—	5,913	5,913
Other comprehensive loss	—	—	—	(2,497)	—	(2,497)
Common stock issued upon exercise of options	1,507	15	20,631	—	—	20,646
Stock-based compensation	—	—	13,275	—	—	13,275
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	108	1	—	—	—	1
Balance, at January 1, 2021	46,448	$464	$338,194	$(5,545)	$(135,891)	$197,222

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 1, 2021, January 3, 2020 and December 28, 2018

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$5,913	$14,048	$4,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	3,060	3,665	2,430
Amortization of intangibles	35	34	34
Deferred income taxes	(849)	(3,481)	441
Change in net pension liability	656	359	231
Loss on disposal of property and equipment	213	14	10
Stock-based compensation expense	12,146	10,547	6,762
Provision for sales returns and bad debts	835	275	905
Inventory provision	1,706	1,580	1,473
Changes in working capital:
Accounts receivable	(3,974)	(4,502)	(6,040)
Inventories	(1,390)	(950)	(4,194)
Prepayments, deposits, and other current assets	(3,753)	(1,313)	(598)
Accounts payable	(812)	1,084	243
Other current liabilities	7,165	4,435	6,102
Net cash provided by operating activities	20,951	25,795	12,767
Cash flows from investing activities:
Acquisition of property and equipment	(8,404)	(10,095)	(2,245)
Acquisition of patents and licenses	—	(83)	—
Net cash used in investing activities	(8,404)	(10,178)	(2,245)
Cash flows from financing activities:
Proceeds from public offering of stock	—	—	72,150
Repayment of finance lease obligations	(561)	(1,294)	(1,907)
Repayment on line of credit	(515)	(2,018)	(747)
Repurchase of employee common stock for taxes withheld	—	—	(54)
Proceeds from the exercise of stock options	20,646	3,459	5,195
Proceeds from vested restricted stock	1	2	2
Net cash provided by financing activities	19,571	149	74,639
Effect of exchange rate changes on cash, cash equivalents and restricted cash	367	203	197
Increase in cash, cash equivalents and restricted cash	32,485	15,969	85,358
Cash, cash equivalents and restricted cash, at beginning of year	119,968	103,999	18,641
Cash, cash equivalents and restricted cash, at end of year	$152,453	$119,968	$103,999

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Description of Business and Accounting Policies

Organization and Description of Business

STAAR Surgical Company and subsidiaries (the “Company”), a Delaware corporation, was first incorporated in 1982 for the purpose of developing, producing, and marketing implantable lenses for the eye and delivery systems used to deliver the lenses into the eye.  Principal products are implantable Collamer lenses (“ICLs”) and intraocular lenses (“IOLs”).  ICLs, consisting of the Company’s ICL family of products, including the Toric implantable Collamer lenses (“TICL”) and EVO+ Visian ICL, are intraocular lenses used to correct refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness), astigmatism, and presbyopia.   IOLs are prosthetic intraocular lenses used to restore vision that has been adversely affected by cataracts, and include the Company’s lines of silicone IOLs and the Preloaded Injector (a silicone or acrylic IOL preloaded into a single-use disposable injector).

As of January 1, 2021, the Company’s significant subsidiaries consisted of:

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

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  Fiscal years 2020 and 2018 are based on a 52-week period and fiscal year 2019 is based on a 53-week period.

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

Assets and liabilities of the Company’s Japanese subsidiary are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. Net foreign translation gain (loss) was as follows (in thousands):

	Years Ended
	2020	2019	2018
Foreign currency translation gain(1)	$717	$291	$242
Gain (loss) on foreign currency transactions(2)	864	(517)	(836)

(1)	Shown as a separate line item on the Consolidated Statements of Comprehensive Income (Loss).
(2)	Shown as a separate line item on the Consolidated Statements of Income.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Use of Estimates

The consolidated financial statements have been prepared in conformity with GAAP and, as such, include amounts based on significant estimates and judgments of management with consideration given to materiality. Significant estimates used include determining valuation allowances for uncollectible trade receivables, sales returns reserves, obsolete and excess inventory reserves, deferred income taxes, and tax reserves, including valuation allowances for deferred tax assets, pension liabilities, evaluation of asset impairment, in determining the useful life of depreciable and definite-lived intangible assets, and in the variables and assumptions used to calculate and record stock-based compensation. Actual results could differ materially from those estimates. Throughout the COVID-19 pandemic the Company offered extended payment terms to assist its surgeon customers and their clinics as they resumed business. During the second half of 2020, the Company experienced improvements in customer payments and is unaware of any material impairment of customer receivables.  The Company’s sales representatives throughout the world remain engaged with customers conducting online training and other educational courses which have been very well attended.  This activity has given the Company insight into COVID-19’s impact on customers and potential impairment of receivables.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows at January 1, 2021, January 3, 2020 and December 28, 2018 (in thousands):

	2020	2019	2018
Cash and cash equivalents	$152,453	$119,968	$103,877
Restricted cash(1)	—	—	122
Total cash, cash equivalents and restricted cash	$152,453	$119,968	$103,999

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

	Years Ended
	2020	2019	2018
Marketing and support services related to strategic cooperation agreements	$655	$485	$629

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and the shipments made by the Company to that customer, there is no remaining performance obligation by the Company to the customer.  Accordingly, there are no deferred revenues associated with these types of arrangements as of January 1, 2021, January 3, 2020 and December 28, 2018.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company disaggregates its revenue into the following categories:  non-consignment sales and consignment sales.

Non-consignment Sales

The Company recognizes revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for the Company’s STAAR Japan subsidiary, which is typically recognized when the customer receives the product.  The Company does not have significant deferred revenues as of January 1, 2021, January 3, 2020 and December 28, 2018, as delivery to the customer is generally made within the same or the next day of shipment.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment history and credit worthiness, as determined by the Company’s review of its customers’ current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts based upon an expected loss model which considers its historical experience, any specific customer collection issues that have been identified and other relevant observable data, including current economic conditions.  Amounts determined to be uncollectible are written off against the allowance for doubtful accounts.

Concentration of Credit Risk and Revenues

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. As of January 1, 2021 and January 3, 2020, there was one customer who accounted for 46% and 43% of the Company’s consolidated trade receivables, respectively.  Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, taken together, have not exceeded management’s expectations.

There was one customer who accounted for 44%, 43% and 37% of the Company’s consolidated net sales for the years ended 2020, 2019 and 2018, respectively.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Sales Return Reserve

The Company generally may permit returns of product if the product, upon issuance of a Return Goods Authorization, is returned within the time allowed by its return policies and records an allowance for estimated returns at the time revenue is recognized. The Company’s allowance for estimated returns is based on an expected loss model which considers historical and current/anticipated trends and experience, the impact of new product launches, the entry of a competitor, availability of timely and pertinent information and the various terms and arrangements offered, including sales with extended credit terms.  For estimated returns, sales are reported net of estimated returns and cost of sales are reported net of estimated returns that can be resold.  On the Consolidated Balance Sheets, the balances associated for estimated sales returns were as follows (in thousands):

	2020	2019
Estimated returns - inventory(1)	$1,041	$869
Allowance for sales returns	4,532	3,644

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

Goodwill

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level, and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing.  The Company performed its annual impairment test and determined that its goodwill was not impaired.  As of January 1, 2021 and January 3, 2020, the carrying value of goodwill was $1,786,000.

Long-Lived Assets

The Company reviews property, plant, and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long-lived assets was conducted as of January 1, 2021 and January 3, 2020 and no impairment was identified.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Vendor Concentration

As of January 1, 2021 and January 3, 2020 there was one vendor who accounted for over 10% and 11%, respectively, of the Company’s consolidated accounts payable.  There were no vendors who accounted for over 10% of the Company’s consolidated purchases for the years ended 2020 and 2019, respectively. There was one vendor who accounted for over 10% of the Company’s consolidated purchases for the year ended 2018.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Advertising Costs

Advertising costs, which are included in marketing and selling expenses, are expensed as incurred, and were as follows (in thousands):

	Years Ended
	2020	2019	2018
Advertising costs	$9,181	$10,990	$8,981

Income Taxes

On December 22, 2017, the United States enacted major tax reform legislation, the 2017 Tax Act, which enacted a broad range of changes to the federal tax code.  Key provisions that could have an impact on the Company’s Consolidated Financial Statements are the deemed repatriation of foreign earnings, the remeasurement of certain net deferred assets and other liabilities for the change in the U.S. corporate tax rate from 35 percent to 21 percent, and the elimination of the alternative minimum tax (“AMT”) which were included in the Company’s 2017 Consolidated Financial Statements.  The Company applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the 2017 Tax Act in 2017 and throughout 2018. At December 28, 2018, the Company has completed its accounting for all the enactment-date income tax effects of the Tax Act.

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

The Company recognizes the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. The amount of tax benefit recorded, if any, is limited to the extent it is not greater than 50 percent likely to be realized upon settlement with the taxing authority (that has full knowledge of all relevant information). Accrued interest, if any, related to uncertain tax positions is included as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating income or loss. The Company does not have any uncertain tax positions as of any of the periods presented.

The Company did not incur significant interest and penalties for any period presented.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Income Taxes (Continued)

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, net operating loss and credit carryforwards, and uncertainty in income taxes, on a jurisdiction-by-jurisdiction basis. In evaluating the Company’s ability to recover the deferred tax assets within a jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporates assumptions including overall current and projected business and industry conditions, the amount of future federal, state, and foreign pretax operating income, the reversal of temporary differences and the successful implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company also considers three years of cumulative operating results. Valuation allowances, or reductions to deferred tax assets, are recognized if, based on the weight of all the available evidence, it is more likely than not that some portion or all the deferred tax asset may not be realized.  The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

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

On July 23, 2020 the U.S. Treasury issued final regulations for addressing the treatment of foreign income that is subject to a high rate of foreign tax (the GILTI high-tax exclusion). The final regulations allow companies to exclude certain high-taxed income from their GILTI calculation.  The GILTI high-tax exclusion applies if the effective foreign tax rate is 90% or more of the rate that would apply if the income were subject to the maximum US rate of tax specified in section 11 (currently 18.9%, based on a maximum rate of 21%).  The final regulations also provide that the GILTI high-tax exclusion is an annual election made each year and is retroactive to years beginning after December 31, 2017.  The Company has made the election to exclude certain high-taxed income from its GILTI calculation for fiscal years 2020, 2019 and 2018.  The Company will continue to make the election each year to the extent it results in a tax benefit.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law.  The Company reviewed the provisions of the CARES Act, but does not expect it to have a material impact to its tax provision (also see Note 21).

On December 27, 2020 the Consolidated Appropriations Act (“CAA”) was enacted and signed into law. The Company reviewed the provisions of the CAA, but does not expect it to have a material impact to its tax provision (also see Note 21).

Basic and Diluted Net Income Per Share

The Company has only one class of common stock and no participating securities which would require the two-class method of calculating basic earnings per share. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding, net of unvested restricted stock, unvested restricted stock units (“RSUs”) and unvested performance stock units (“PSUs”), during the period. Diluted per share information is calculated by dividing net income by the weighted average number of shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of outstanding warrants, stock options, unvested restricted stock, RSUs and PSUs, during the period, using the treasury-stock method (See Note 16).

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

The Company recognizes the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income (loss). If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the Consolidated Statements of Income. The liabilities and annual income or expense of both plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return (asset returns and fair-value of plan assets are applicable for the Swiss Plan only). The fair values of plan assets are determined based on prevailing market prices (see Note 11).

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

The Company issues RSUs and PSUs (see Note 12), which can have only a service condition or a performance contingent restricted stock award based upon the Company meeting certain internally established performance conditions that vest only if those conditions are met or exceeded and the grantee is still employed with the Company. RSU and PSU compensation expense is recognized on a straight-line basis over the requisite service period. The Company recognizes compensation cost for the performance condition RSUs and PSUs when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period based on the grant-date fair value of the stock. The Company reassesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment.

Once the RSUs and PSUs are vested, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs and PSUs are not included in total common shares issued and outstanding until vested (see Notes 12 and 16).

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in the Consolidated Balance Sheets and the Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income (loss) includes, in addition to the net income, changes in equity that are excluded from the Consolidated Statements of Income and are recorded directly into a separate section of stockholders’ equity on the Consolidated Balance Sheets. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the years ended January 1, 2021, January 3, 2020 and December 28, 2018 (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan – Japan	Defined Benefit Pension Plan – Switzerland	Accumulated Other Com- prehensive Income (Loss)
Balance, at December 29, 2017	$278	$88	$(1,516)	$(1,150)
Other comprehensive income (loss)	242	(107)	(290)	(155)
Tax effect	(74)	29	30	(15)
Balance, at December 28, 2018	446	10	(1,776)	(1,320)
Other comprehensive income (loss)	291	34	(2,192)	(1,867)
Tax effect	(86)	(6)	231	139
Balance, at January 3, 2020	651	38	(3,737)	(3,048)
Other comprehensive income (loss)	717	(33)	(3,323)	(2,639)
Tax effect	(217)	10	349	142
Balance, at January 1, 2021	$1,151	$15	$(6,711)	$(5,545)

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted

On January 4, 2020 (beginning of fiscal year 2020), the Company adopted ASU 2016‑13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments,” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account.  ASU 2016-13 also requires certain incremental disclosures.  Subsequently, the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-02 and ASU 2020-03 to clarify and improve ASU 2016-13.  The adoption of ASU 2016-13 did not have a material impact on the Consolidated Financial Statements.

On January 4, 2020 (beginning of fiscal year 2020), the Company adopted ASU 2018-13, “Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies certain disclosures requirements for reporting fair value measurements.  The adoption of ASU 2018-13 did not have a material impact on the Consolidated Financial Statements.

On January 4, 2020 (beginning of fiscal year 2020), the Company adopted ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20); Disclosure Framework – Changes in the Disclosure Requirement for Defined Benefit Plans,” which modifies disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans.  The adoption of ASU 2018-14 did not have a material impact on the Consolidated Financial Statements.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted (Continued)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.” ASU 2019-12 removes the following exceptions:  exception to the incremental approach for intraperiod tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year to date losses that exceed anticipated losses.  ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted.  The Company will adopt this standard as of January 2, 2021 (beginning of fiscal year 2021) and is not expected to have a material impact on Consolidated Financial Statements.

Note 2 — Accounts Receivable Trade, Net

Accounts receivable trade, net consisted of the following at January 1, 2021 and January 3, 2020 (in thousands):

	2020	2019
Domestic	$828	$989
Foreign	34,460	30,095
Total accounts receivable trade, gross	35,288	31,084
Less allowance for doubtful accounts	59	88
Total accounts receivable trade, net	$35,229	$30,996

Note 3 — Inventories, Net

Inventories, net consisted of the following at January 1, 2021 and January 3, 2020 (in thousands):

	2020	2019
Raw materials and purchased parts	$3,679	$3,334
Work in process	2,174	1,870
Finished goods	13,717	12,976
Total inventories, gross	19,570	18,180
Less inventory reserves	1,459	1,038
Total inventories, net	$18,111	$17,142

Note 4 — Prepayments, Deposits and Other Current Assets

Prepayments, deposits and other current assets consisted of the following at January 1, 2021 and January 3, 2020 (in thousands):

	2020	2019
Prepayments and deposits	$3,791	$3,031
Prepaid insurance	2,677	1,488
Consumption tax receivable	1,409	875
Value added tax (VAT) receivable	2,056	713
Other(1)	692	453
Total prepayments, deposits and other current assets	$10,625	$6,560

(1)	No individual item in “other” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at January 1, 2021 and January 3, 2020 (in thousands):

	2020	2019
Machinery and equipment	$21,209	$17,173
Computer equipment and software	7,423	6,244
Furniture and fixtures	4,676	4,169
Leasehold improvements	11,388	10,151
Construction in process	11,120	8,477
Total property, plant and equipment, gross	55,816	46,214
Less accumulated depreciation	31,786	29,149
Total property, plant and equipment, net	$24,030	$17,065

Depreciation expense and loss on disposal of property, plant and equipment were as follows (in thousands):

	Years Ended
	2020	2019	2018
Depreciation expense	$2,801	$3,081	$2,430
Loss on disposal of property, plant and equipment	213	14	10

The loss recognized for the year ended January 1, 2021 consisted primarily of an asset, with a net book value of $208,000, that was no longer in use.

Note 6 — Intangible Assets, Net

Intangible assets, net consisted of the following at January 1, 2021 and January 3, 2020 (in thousands):

	2020			2019
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,382	$(9,112)	$270	$9,353	$(9,057)	$296

Amortization expense for intangible assets were as follows (in thousands):

	Years Ended
	2020	2019	2018
Amortization expense	$35	$34	$34

Future amortization of intangible assets is as follows (in thousands):

Year Ended	Amount
2021	$36
2022	36
2023	36
2024	36
2025	36
Thereafter	90
Total	$270

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following at January 1, 2021 and January 3, 2020 (in thousands):

	2020	2019
Accrued salaries and wages	$6,061	$4,400
Accrued bonuses	3,000	4,184
Accrued insurance	2,633	1,346
Income taxes payable	4,657	2,710
Accrued consumption tax	1,743	1,164
Marketing obligations	1,484	633
Other(1)	5,028	3,260
Total other current liabilities	$24,606	$17,697

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 8 — Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.07% as of January 1, 2021) plus a 0.50% spread, and may be renewed quarterly (the current line expires on February 21, 2021).  The credit facility is not collateralized.  The Company had 142,500,000 Yen and 197,500,000 Yen outstanding on the line of credit as of January 1, 2021 and January 3, 2020, respectively (approximately $1,379,000 and $1,827,000 based on the foreign exchange rates on January 1, 2021 and January 3, 2020, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 357,500,000 Yen and 302,500,000 Yen available for borrowing as of January 1, 2021 and January 3, 2020, respectively (approximately $3,459,000 and $2,798,000 based on the foreign exchange rates on January 1, 2021 and January 3, 2020, respectively).  At maturity on February 21, 2021, this line of credit was renewed until May 21, 2021, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,100,000 and $1,000,000 at the rate of exchange on January 1, 2021 and January 3, 2020, respectively), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of January 1, 2021 and January 3, 2020.

Covenant Compliance

The Company is in compliance with covenants of its credit facilities and lines of credit as of January 1, 2021.

Lease Line of Credit (Finance Leases)

During 2019, the Company converted the lease line of credit schedule 011 with Farnam Street Financial, Inc. into a finance lease liability of approximately $500,000.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Leases

Finance Leases

The Company entered into finance leases primarily related to purchases of equipment used for manufacturing or computer-related equipment.  These finance leases are two to five years in length and have fixed payment amounts for the term of the contract and have options to purchase the assets at the end of the lease term.  Supplemental balance sheet information related to finance leases consisted of the following at January 1, 2021 and January 3, 2020 (dollars in thousands):

	2020	2019
Machinery and equipment	$570	$1,885
Computer equipment and software	806	912
Furniture and fixtures	—	102
Leasehold improvements	—	27
Finance lease ROU assets, gross	1,376	2,926
Less accumulated depreciation	780	1,059
Finance lease ROU assets, net	$596	$1,867

Total finance lease liability	$398	$926
Weighted-average remaining lease term (in years)	0.9	1.1
Weighted-average discount rate	3.46%	6.17%

Supplemental cash flow information related to finance leases consisted of the following (in thousands):

	Years Ended
	2020	2019
Amortization of finance lease ROU asset	$259	$584
Interest on finance lease liabilities	30	72
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	30	72
Financing cash flows	561	1,294
ROU assets obtained in exchange for new finance lease liabilities	22	679

Operating Leases

The Company entered into operating leases primarily related to real property (office, manufacturing and warehouse facilities), automobiles and copiers.  These operating leases are two to ten years in length with options to extend.  The Company did not include any lease extensions in the initial valuation unless the Company was reasonably certain to extend the lease.  Depending on the lease, there are those with fixed payment amounts for the entire length of the contract or payments which increase periodically as noted in the contract or increased at an inflation rate indicator.  For operating leases that increase using an inflation rate indicator, the Company used the inflation rate at the time the lease was entered into for the length of the lease term. Supplemental balance sheet information related to operating leases consisted of the following at January 1, 2021 and January 3, 2020 (dollars in thousands):

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Leases (Continued)

Operating Leases (Continued)

	2020	2019
Machinery and equipment	$860	$765
Computer equipment and software	462	462
Real property	12,956	11,116
Operating lease ROU assets, gross	14,278	12,343
Less accumulated depreciation	5,514	5,659
Operating lease ROU assets, net	$8,764	$6,684

Total operating lease liability	$9,022	$6,786
Weighted-average remaining lease term (in years)	5.2	2.3
Weighted-average discount rate	2.61%	1.82%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended
	2020	2019
Operating lease cost	$3,023	$2,749
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	3,052	2,774
ROU assets obtained in exchange for new operating lease liabilities	4,938	3,495

ROU assets related to operating leases of $5,726,000 were recorded upon the adoption of Topic 842 at the beginning of fiscal year 2019.

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of January 1, 2021 are as follows (in thousands):

Year Ended	Operating Leases	Finance Leases
2021	$2,682	$366
2022	2,219	20
2023	1,804	15
2024	837	4
2025	595	—
Thereafter	1,325	—
Total minimum lease payments, including interest	$9,462	$405
Less amounts representing interest	440	7
Total minimum lease payments	$9,022	$398

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes

Provision (Benefit) for Income Taxes

Income from continuing operations before provision (benefit) for income taxes was as follows (in thousands):

	Years Ended
	2020	2019	2018
Domestic	$(16,245)	$(5,321)	$(2,629)
Foreign	24,512	18,347	9,268
Income before income taxes	$8,267	$13,026	$6,639

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended
	2020	2019	2018
Current tax provision:
U.S. federal	$2	$—	$—
State	15	13	10
Foreign	3,186	2,446	1,220
Total current provision	3,203	2,459	1,230
Deferred tax provision (benefit):
U.S. federal	(573)	(3,003)	—
State	78	(373)	—
Foreign	(354)	(105)	441
Total deferred provision (benefit)	(849)	(3,481)	441
Provision (benefit) for income taxes	$2,354	$(1,022)	$1,671

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Provision (Benefit) for Income Taxes (Continued)

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate was as follows (dollars in thousands):

	Years Ended
	2020		2019		2018
	Rate	Amount	Rate	Amount	Rate	Amount
Computed provision for taxes based on income at statutory rate	21.0%	$1,736	21.0%	$2,735	21.0%	$1,394
Increase (decrease) in taxes resulting from:
Permanent differences	0.4%	29	0.5%	60	0.5%	34
State taxes, net of federal income tax benefit	0.9%	74	(2.2)%	(284)	0.1%	8
State tax benefit	(16.9)%	(1,397)	0.7%	93	(6.7)%	(447)
Foreign tax differential	(27.9)%	(2,304)	(11.6)%	(1,514)	(11.0)%	(730)
Expiration of state net operating tax loss carryforwards	3.2%	268	8.0%	1,039	—	—
Foreign earnings not permanently reinvested, net of the participation exemption	(0.1)%	(5)	(0.1)%	(7)	(14.0)%	(926)
Foreign dividend withholding	—	—	—	—	4.8%	317
ASC 718 share based payment adjustment	5.8%	476	—	—	(6.5)%	(434)
Incentive stock option compensation	(59.4)%	(4,907)	(0.4)%	(55)	(12.7)%	(842)
Non-qualified stock option and restricted stock tax deduction in excess of cumulative book deduction	(52.3)%	(4,324)	(12.9)%	(1,679)	(12.7)%	(842)
Executive compensation Section 162(m) limitation	43.0%	3,552	4.4%	569	0.9%	60
GILTI inclusion	54.0%	4,461	25.9%	3,372	26.8%	1,780
Other	(2.5)%	(204)	0.9%	121	0.5%	30
Valuation allowance	59.3%	4,899	(42.0)%	(5,472)	34.2%	2,269
Effective tax provision (benefit)	28.5%	$2,354	(7.8)%	$(1,022)	25.2%	$1,671

The Company recorded income taxes of $2,354,000 during the year ended 2020 due to pre-tax income generated in certain foreign jurisdictions, which included a release of $495,000 of the Company’s U.S. valuation allowance, as a result of increases in foreign income and changes in the usage and release of our deferred tax assets.  The Company recorded an income tax benefit of $1,022,000 during the year ended 2019 due to the income tax benefit from the release of the U.S. and certain states valuation allowances, offset by income tax expense from profits generated in its foreign operations. The Company recorded an income tax provision of $1,671,000 during the year ended 2018, due to profits generated in its foreign operations.

For the years ended 2020 and 2019, there was a decrease in foreign deferred liabilities of $213,000 and $46,000, respectively. Included in the foreign deferred tax provision is an increase of $36,000 in foreign deferred liabilities for the year ended 2018

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Provision (Benefit) for Income Taxes (Continued)

All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.  Accordingly, the Company provided withholding and U.S. taxes on all unremitted foreign earnings through 2018 (see STAAR Surgical UK discussion below).  During 2020, 2019 and 2018 there were no withholding taxes paid to foreign jurisdictions.

As discussed in Note 1, on December 22, 2017, the United States enacted major tax reform legislation, the 2017 Tax Act, which enacted a broad range of changes to the federal tax code.  Most of the changes from the new law are effective for years beginning after December 31, 2017, with the noted exception of the deemed repatriation of the offshore earnings.

For 2020, 2019 and 2018, in accordance with the 2017 Tax Act, the Company included GILTI of $21,300,000, $15,100,000 and $7,700,000, respectively, in U.S. gross income, which was fully offset with net operating loss carryforwards.  The Company utilized the high-tax exception to exclude income from foreign jurisdictions with foreign taxes at an effective rate that is higher than 90 percent of the applicable highest U.S. corporate tax rate.  The Company was not able to utilize the deduction of 50 percent of GILTI, as this deduction is limited by the Company’s pre-GILTI U.S. tax income.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   Significant components of the Company’s deferred tax assets (liabilities) at January 1, 2021 and January 3, 2020 were as follows (in thousands):

	2020	2019
Deferred tax assets:
Allowance for doubtful accounts and sales returns	$357	$233
Inventories	691	703
Accrued vacation	599	428
Accrued other expenses	786	1,036
Stock-based compensation	3,277	2,859
Pensions	1,679	1,159
Depreciation and amortization	—	162
Net operating loss carryforwards	38,642	32,251
Business, foreign, AMT and R&D credit carryforwards	3,051	3,164
Prepaid expenses	280	272
Capitalized R&D	1,000	986
Operating lease liability	1,687	1,309
Other	19	5
Valuation allowance	(42,502)	(37,007)
Total deferred tax assets	$9,566	$7,560
Deferred tax liabilities:
Foreign tax withholding	$(1,295)	$(1,295)
Operating lease ROU assets	(1,662)	(1,309)
Depreciation and amortization	(424)	—
Amortization of R&D	(846)	(805)
Net foreign earnings not permanently reinvested	(617)	(401)
Total deferred tax liabilities	(4,844)	(3,810)
Total net deferred tax assets	$4,722	$3,750

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Deferred Tax Assets and Liabilities (Continued)

As of January 1, 2021, the Company had combined federal and state net deferred tax assets of $3,871,000, net deferred tax assets in Japan of $1,073,000, and net deferred tax liabilities in Switzerland of $222,000 (which included $1,295,000 of withholding taxes on unremitted foreign earnings) included in the Company’s components of deferred income tax assets and liabilities table.  As of January 3, 2020, the Company had combined federal and state net deferred tax assets of $3,512,000, net deferred tax assets in Japan of $896,000, and net deferred tax liabilities in Switzerland of $658,000 (which included $1,295,000 of withholding taxes on unremitted foreign earnings) included in the Company’s components of deferred income tax assets and liabilities table.

The Company had accrued net income taxes payable of $4,650,000 and $2,572,000 at January 1, 2021 and January 3, 2020, respectively, primarily due to taxes owed in foreign jurisdictions.

U.S. Jurisdiction

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment. Since January 3, 2020, the Company has at least three years of accumulated profits for federal income tax purposes as a result of GILTI.  However, the three-year income position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. This includes existing profits in foreign jurisdiction as well as projected future profits. After consideration of all the information available, the Company determined that a release of the federal valuation and certain states valuation were appropriate.

As a result of the Company’s 2020 operating results, revising its global forecasts for fiscal 2021 and beyond as a result of COVID-19 in the first quarter of 2020 and changes in the usage and release of certain deferred tax assets, under the incremental cash tax savings approach, the Company recorded a valuation allowance release of $573,000 against the federal deferred tax assets, and a valuation allowance release reversal of $78,000 against certain states deferred tax assets, during 2020.  Under this method, valuation allowances of $34,681,000 and $7,399,000 for federal and state, respectively, remain as the usage of the remaining net operating losses and deferred tax assets will not result in cash tax savings and therefore provide no additional benefit at January 1, 2021.

Under the incremental cash tax savings approach, the Company recorded a valuation allowance release of $3,003,000 and $373,000 again federal and certain states deferred tax assets, respectively, during 2019, and valuation allowances of $30,308,000 and $6,174,000 for federal and state, respectively, remained as the usage of the remaining net operating losses and deferred tax assets will not result in cash tax savings and therefore provide no additional benefit at January 3, 2020.

Further included in the federal deferred tax asset balance is $2,013,000 in foreign tax credits that are unlikely to be realized in the future under the new tax act and the mechanics of GILTI.

As of January 1, 2021, the Company had net deferred tax assets in the U.S. of $3,576,000, which consisted of the cumulative federal valuation allowance release and had state net deferred tax assets of $294,000, which consisted of the cumulative release of certain state valuation allowances.

As of January 1, 2021, the Company had federal net operating loss carryforwards of $152,863,000 available to reduce future income taxes of its U.S. operations. The pre-2019 federal net operating loss carryforwards expire in varying amounts between 2021 and 2037.  In California, the main state from which the Company conducts its domestic operations, the Company has state net operating losses of $27,275,000 available to reduce future California income taxes. In 2020, California enacted Assembly Bill 85 which imposed limits on the usability of California state net operating losses and research and development credits in tax years beginning after 2019 and before 2023. The California net operating loss carryforwards expire in varying amounts between 2028 and 2039.

Further, pursuant to the provisions of Internal Revenue Code Section 382, significant changes in ownership may restrict the future utilization of these tax loss carry forwards.  For 2020 the Company does not have a change in ownership.

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

STAAR Surgical AG

Due to STAAR Surgical AG’s history of profits, the deferred tax assets are considered fully realizable. The Company had net deferred tax liabilities in Switzerland of $222,000 and $658,000 as of January 1, 2021 and January 3, 2020, respectively, as discussed above.

STAAR Japan, Inc.

Since 2012, STAAR Japan functions as a limited-risk distributor with a guaranteed return from STAAR AG and accordingly, STAAR Japan’s deferred tax assets are considered fully realizable.  The Company had net deferred tax assets of $1,073,000 and $896,000 as of January 1, 2021 and January 3, 2020, respectively.  STAAR Japan net deferred tax assets included a valuation allowance of $35,000 and $46,000 as of January 3, 2020 and December 28, 2018, respectively, related to non-deductible stock compensation for directors.

The following tax years remain subject to examination:

Significant jurisdictions	Open Years
U.S. Federal	2017 – 2019
California	2016 – 2019
Switzerland	2019
Japan	2018 – 2019

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

The following table shows the changes in the benefit obligation and plan assets and the Swiss Plan’s funded status as of January 1, 2021 and January 3, 2020 (in thousands):

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan – Switzerland (Continued)

	2020	2019
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$12,864	$8,794
Service cost	1,139	739
Interest cost	51	77
Participant contributions	579	458
Benefits deposited (paid)	6,299	492
Actuarial loss	4,620	2,429
Prior service credit	(82)	(125)
Projected benefit obligation, end of period	$25,470	$12,864
Change in Plan Assets:
Plan assets at fair value, beginning of period	$6,774	$5,130
Actual return on plan assets (including foreign currency impact)	1,195	152
Employer contributions	704	542
Participant contributions	579	458
Benefits deposited (paid)	6,299	492
Plan assets at fair value, end of period	$15,551	$6,774
Funded status (pension liability), end of year(1)	$(9,919)	$(6,090)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial loss on plan assets	$(198)	$(1,031)
Actuarial loss on benefit obligation	(8,453)	(4,317)
Actuarial gain recognized in current year	1,029	744
Prior service credit	301	258
Effect of curtailments	610	609
Accumulated other comprehensive loss	$(6,711)	$(3,737)
Accumulated benefit obligation at year end	$(24,291)	$(12,043)

(1)	The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

The change in the Projected Benefit Obligation during fiscal year 2020 was due to an increase in participant contributions, an increase in the number of participants, a translation effect (as the Swiss Plan is in Swiss Francs but the Company’s Swiss subsidiary currency is U.S. dollar, as described in Note 1) and a slight reduction in the discount rate.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan – Switzerland (Continued)

Net periodic pension cost associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2020	2019	2018
Service cost(1)	$1,139	$739	$474
Interest cost(2)	51	77	56
Expected return on plan assets(2)	(264)	(147)	(116)
Prior service credit(2),(3)	(34)	(21)	(21)
Actuarial loss recognized in current period(2),(3)	318	129	113
Net periodic pension cost	$1,210	$777	$506

(1)	Recognized in selling general and administrative expenses on the Consolidated Statements of Income.
(2)	Recognized in other income (expense), net, on the Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

Changes in other comprehensive income (loss), net of tax, associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2020	2019	2018
Current year actuarial gain (loss) on plan assets	$833	$4	$(101)
Current year actuarial loss on benefit obligation	(4,136)	(2,172)	(243)
Actuarial gain recorded in current year	285	114	103
Prior service credit	43	93	(19)
Effect of curtailments	1	—	—
Change in other comprehensive loss	$(2,974)	$(1,961)	$(260)

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated on January 1, 2021 and January 3, 2020 using the following assumptions:

	2020	2019
Discount rate	0.2%	0.3%
Salary increases	2.0%	2.0%
Expected return on plan assets	2.5%	2.5%
Expected average remaining working lives in years	10.1	10.0

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

The table below sets forth the fair value of Plan assets at January 3, 2020 and January 1, 2021, and the related activity in years ended 2019 and 2020, in accordance with ASC 715-20-50-1(d) (in thousands):

Insurance Contracts (Level 3)
Beginning balance at December 28, 2018	$5,130
Actual return on plan assets	152
Purchases, sales, and settlement	1,492
Ending balance at January 3, 2020	$6,774
Actual return on plan assets	1,195
Purchases, sales, and settlement	7,582
Ending balance at January 1, 2021	$15,551

During fiscal year 2021, the Company expects to make cash contributions totaling approximately $775,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Year Ended	Amount
2021	$72
2022	96
2023	138
2024	156
2025	176
Thereafter	9,281
Total	$9,919

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

The funded status of the benefit plan at January 1, 2021 and January 3, 2020 was as follows (in thousands):

	2020	2019
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$1,750	$1,646
Service cost	180	185
Interest cost	5	7
Actuarial gain	34	(58)
Benefits paid	(35)	(66)
Foreign exchange adjustment	87	36
Projected benefit obligation, end of period	$2,021	$1,750
Change in Plan Assets:
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—
Funded status (pension liability), end of year(1)	$(2,021)	$(1,750)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Transition obligation	$—	$—
Actuarial loss	(38)	(37)
Prior service cost	7	7
Net gain	46	68
Accumulated other comprehensive income	$15	$38
Accumulated benefit obligation at year end	$(1,858)	$(1,599)

(1)	The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

Net periodic pension cost associated with the Japan Plan included the following components (in thousands):

	Years Ended
	2020	2019	2018
Service cost(1)	$180	$185	$153
Interest cost(2)	5	7	4
Net amortization of transitional obligation(2),(3)	—	—	11
Prior service credit(2),(3)	(1)	(1)	(1)
Net periodic pension cost	$184	$191	$167

(1)	Recognized in selling general and administrative expenses on the Consolidated Statements of Income.
(2)	Recognized in other income (expense), net, on the Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive loss.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

Changes in other comprehensive income (loss), net of tax, associated with the Japan Plan include the following components (in thousands):

	Years Ended
	2020	2019	2018
Amortization of net transition obligation	$—	$—	$7
Amortization of actuarial loss	(1)	(1)	(1)
Prior service cost	—	(1)	—
Actuarial income (loss) recorded in current year	(22)	30	(84)
Change in other comprehensive income (loss)	$(23)	$28	$(78)

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated on January 1, 2021 and January 3, 2020 using the following assumptions:

	2020	2019
Discount rate	0.3%	0.3%
Salary increases	4.4%	4.5%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	10.7	10.0

The discount rates are based on the yield curve of corporate bonds rated AA or higher.  The salary increase average rate was based on the Company’s best estimate of future increases over time.

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Year Ended	Amount
2021	$104
2022	39
2023	212
2024	93
2025	212
Thereafter	1,361
Total	$2,021

Defined Contribution Plan

The Company has a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in the U.S. During the year ended January 1, 2021 employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to $19,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations (with a $6,500 annual catch-up contribution permitted for those over 50 years old). The Company’s contribution percentage is 80% of the employee’s contribution up to the first 6% of the employee’s compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan.  The Company’s contributions, net of forfeitures, to the 401(k) Plan were as follows (in thousands):

	Years Ended
	2020	2019	2018
Employer contributions, net of forfeitures	$1,281	$1,279	$996

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, RSUs and PSUs. Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both. On July 30, 2020, stockholders approved a proposal to increase the number of shares under the Plan by 2,650,000 shares, for a total of 18,035,000 shares. As of January 1, 2021, there were 3,380,231 shares available for grant under the Plan.

Stock-Based Compensation

The Company recognized a net income tax benefit in the Consolidated Statements of Income for stock-based compensation expense for incentive stock options and non-qualified stock options, as a result of disqualifying dispositions and exercises, respectively.   The Company does not recognize deferred income taxes for incentive stock option compensation expense, and records a tax deduction only when a disqualified disposition has occurred (see Note 10).

The following table represents the fair value of stock-based compensation granted during the year ended 2020 (in thousands):

Fair Value
Stock options	$8,592
Restricted stock units	4,260
Performance stock units	790
Restricted stock	644
Total stock-based compensation expense	$14,286

The Company recorded stock-based compensation expense by award as follows (in thousands):

	Years Ended
	2020	2019	2018
Employee stock option	$9,577	$8,144	$4,013
Restricted stock	428	320	274
Restricted stock units	1,732	1,905	2,120
Performance stock units	147	—	—
Nonemployee stock options	262	178	355
Total stock-based compensation expense	$12,146	$10,547	$6,762

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

The Company recorded stock-based compensation expense in the following categories (in thousands):

	Years Ended
	2020	2019	2018
Cost of sales	$112	$52	$15
General and administrative	4,925	4,010	2,635
Selling and marketing	3,471	3,318	1,805
Research and development	3,638	3,167	2,307
Total stock-based compensation expense, net	12,146	10,547	6,762
Amounts capitalized as part of inventory	1,129	1,017	637
Total stock-based compensation expense, gross	$13,275	$11,564	$7,399

As of January 1, 2021, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan were as follows (in thousands):

2020
Stock options	$12,545
Restricted stock, restricted stock units and performance stock units	3,917
Total unrecognized stock-based compensation cost	$16,462

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

	Years Ended
	2020	2019	2018
Expected dividend yield	0%	0%	0%
Expected volatility	53%	53%	53%
Risk-free interest rate	0.53%	2.40%	2.71%
Expected term (in years)	5.72	5.66	5.72

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

Stock Options

A summary of option activity under the Plan for the year ended January 1, 2021 is presented below:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 3, 2020	4,326	$16.46
Granted	621	28.78
Exercised	(1,507)	13.70
Forfeited or expired	(22)	32.35
Outstanding at January 1, 2021	3,418	$19.80	6.60	$203,087
Exercisable at January 1, 2021	2,372	$15.05	5.66	$152,218

A summary of unvested options activity under the Plan for the year ended January 1, 2021 was as follows:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Unvested at January 3, 2020	1,279	$15.44
Granted	621	13.85
Forfeited or expired	(22)	16.52
Vested	(832)	14.66
Unvested at January 1, 2021	1,046	$15.09

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows:

	Years Ended
	2020	2019	2018
Weighted-average grant-date fair value	$13.85	$17.95	$11.95
Intrinsic value of options (in thousands)	$59,771	$9,955	$13,699

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Plan for the year ended January 1, 2021was as follows:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Units (in 000’s)	Weighted- Average Grant- Date Fair Value	Units (in 000’s)	Weighted- Average Grant- Date Fair Value	Units (in 000’s)	Weighted- Average Grant- Date Fair Value
Outstanding at January 3, 2020	11	$29.39	104	$10.79	—	$—
Granted	11	58.25	127	33.57	15	51.42
Vested	(11)	29.82	(108)	12.52	—	—
Forfeited or expired	—	—	(1)	13.80	—	—
Outstanding at January 1, 2021	11	$59.06	122	$32.97	15	$51.42

Stock Offering

On August 10, 2018, the Company closed an offering of its common stock.  As part of this transaction, the Company issued 1,999,850 shares of its common stock at a price of $36.309 per share.  Net proceeds, after deducting expenses, received from this offering were $72,150,000.

Note 13 — Commitments and Contingencies

Asset Retirement Obligation

The Company recorded certain Asset Retirement Obligations (“ARO”), in accordance with ASC 410-20 in connection with the Company’s obligation to return its Japan facility to its “original condition”, as defined in the lease agreement. The Company has recorded approximately $221,000 and $211,000, representing the fair value of the ARO liability obligation in noncurrent liabilities at January 1, 2021 and January 3, 2020, respectively. This lease expires in 2021 and the Company intends to renew the lease in 2021 under similar terms and conditions.

Open Purchase Orders and Severance Payable

As of January 1, 2021, there were open purchase orders of $8,446,000.

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

Note 13 — Commitments and Contingencies (Continued)

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

Litigation and Claims

On August 19, 2020, a putative federal securities class action, Alwazaan v. STAAR Surgical Co., et al., was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. On September 1, 2020, a substantially similar federal securities class action, Zhang v. STAAR Surgical Co., et al., was filed against the Company and the same executives in the U.S. District Court for the Central District of California. On September 11, 2020, the court consolidated the two actions under the caption In re STAAR Surgical Co. Securities Litigation. The plaintiffs in the lawsuit allege that the Company made material misstatements regarding its sales in China, its marketing spend, and its R&D expenses. Plaintiffs seek compensatory and punitive damages as well as attorneys’ fees.  On October 29, 2020, the court appointed a lead plaintiff.  On January 15, 2021, the lead plaintiff filed a notice of voluntary dismissal of the lawsuit, which dismissed the lead plaintiff's claims with prejudice as to him, and without prejudice as to any absent putative class members.

On December 31, 2020, Amir Sitabkhan filed a stockholder derivative complaint against certain members of our Board of Directors, Caren Mason, Stephen C. Farrell, John C. Moore, and Louis E. Silverman, as well as current Chief Financial Officer (CFO) Patrick F. Williams and former CFO Deborah Andrews in the U.S. District Court for the Central District of California. The plaintiff alleges breaches of fiduciary duties by, among other things, allowing STAAR to disseminate misleading statements to investors regarding its sales and growth in China and overstating marketing and research and development expenses, failing to properly oversee the Company, and unjust enrichment. The complaint seeks damages, restitution and governance reforms, attorneys’ fees, and costs. On January 21, 2021, the court granted the parties’ stipulation extending the time for defendants to respond to the complaint to March 8 2021.  Although the ultimate outcome of this action cannot be determined with certainty, the Company believes that the allegations in the Complaint are without merit.

Note 14 — Related Party Transactions

The Company has made various advances to certain non-executive employees.  Amounts due from employees are included in prepayments, deposits, and other current assets at January 1, 2021 and January 3, 2020 were as follows (in thousands):

	2020	2019
Due from employees	$5	$1

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 — Supplemental Disclosure of Cash Flow Information

The Company’s non-cash investing and financing activities, and cash paid were as follows (in thousands):

	Years Ended
	2020	2019	2018
Non-cash investing and financing activities:
ROU assets obtained in exchange for new finance lease liabilities	$22	$679	$1,656
Purchase of property and equipment included in accounts payable	$523	$381	$207
Cash paid:
Interest	$64	$105	$130
Taxes	$1,336	$792	$635

Note 16 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Years Ended
	2020	2019	2018
Numerator:
Net income	$5,913	$14,048	$4,968
Denominator:
Weighted average common shares:
Common shares outstanding	45,616	44,504	42,598
Less: Unvested restricted stock	(11)	(11)	(11)
Denominator for basic calculation	45,605	44,493	42,587
Weighted average effects of potentially diluted common stock:
Stock options	2,272	2,254	2,360
Unvested restricted stock	4	6	10
Restricted stock units	71	142	300
Performance stock units	1	—	—
Denominator for diluted calculation	47,953	46,895	45,257
Net income per share:
Basic	$0.13	$0.32	$0.12
Diluted	$0.12	$0.30	$0.11

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

	Years Ended
	2020	2019	2018
Stock options	20	1,503	315
Restricted stock, restricted stock units and performance stock units	—	—	—
Total	20	1,503	315

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 — Disaggregation of Revenues, Geographic Sales and Product Sales

In the following tables, revenues are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down revenues into the following categories (in thousands):

	Years Ended
	2020	2019	2018
Non-consignment sales	$137,369	$132,716	$106,338
Consignment sales	26,091	17,469	17,616
Total net sales	$163,460	$150,185	$123,954

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

	Years Ended
	2020	2019	2018
Domestic	$6,158	$8,106	$7,316
Foreign:
China(1)	71,692	64,820	46,070
Japan	34,986	26,881	23,151
Other(2)	50,624	50,378	47,417
Total foreign sales	157,302	142,079	116,638
Total net sales	$163,460	$150,185	$123,954

(1)	The China region includes sales into China and Hong Kong.
(2)	No other location individually exceeds 10% of the total net sales.

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

	Years Ended
	2020	2019	2018
ICLs	$141,407	$129,322	$101,082
Other product sales
IOLs	13,574	15,689	16,193
Other surgical products	8,479	5,174	6,679
Total other product sales	22,053	20,863	22,872
Total net sales	$163,460	$150,185	$123,954

The Company sells its products internationally, which subjects the Company to several potential risks, including fluctuating exchange rates (to the extent the Company’s transactions are not in U.S. dollars), regulation of fund transfers by foreign governments, U.S. and foreign export and import duties and tariffs, and political instability

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18 —Geographic Assets

The composition of the Company’s long-lived assets between those in the U.S., Japan and Switzerland is set forth below as of January 1, 2021 and January 3, 2020 (in thousands):

	2020
	U.S.	Japan	Switzerland	Total
Property, plant and equipment, net	$19,289	$420	$4,321	$24,030
Finance lease ROU assets, net	527	69	—	596
Operating lease ROU assets, net	4,380	530	3,854	8,764
Intangible assets, net	83	187	—	270
Total	$24,279	$1,206	$8,175	$33,660

	2019
	U.S.	Japan	Switzerland	Total
Property, plant and equipment, net	$14,956	$306	$1,803	$17,065
Finance lease ROU assets, net	1,756	80	31	1,867
Operating lease ROU assets, net	2,920	919	2,845	6,684
Intangible assets, net	83	213	—	296
Total	$19,715	$1,518	$4,679	$25,912

Note 19 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data from continuing operations for years ended 2020 and 2019 was as follows (in thousands except per share data). The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company’s opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

January 1, 2021	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$35,187	$35,194	$47,081	$45,998
Gross profit	24,760	24,430	34,871	34,301
Net income (loss)	(134)	(1,172)	3,892	3,327
Net income (loss) per share – basic	—	(0.03)	0.08	0.07
Net income (loss) per share – diluted	—	(0.03)	0.08	0.07

January 3, 2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$32,583	$39,664	$39,055	$38,883
Gross profit	24,180	29,899	29,051	28,824
Net income	1,367	3,914	2,388	6,379
Net income per share – basic	0.03	0.09	0.05	0.14
Net income per share – diluted	0.03	0.08	0.05	0.14

Quarterly and year-to-date computations of net income per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 – Reclassifications

Certain amounts in previously issued financial statements related to income tax expense, deferred taxes and valuation allowance have been reclassified to conform to fiscal 2020 presentation.

Note 21 – COVID-19 and CARES Act Developments

In December 2019, COVID-19 surfaced and in March 2020, the World Health Organization declared a pandemic related to the rapid spread of COVID-19 around the world.  The impact of the COVID-19 outbreak on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, uncertain and may continue to be significant. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. On March 17, 2020, the Company suspended most of its production and non-essential business locations where employees can work from home.  A very limited number of manufacturing personnel remained at work for critical late staged processes, until the end of March 2020.  Manufacturing resumed on April 27, 2020.  The Company’s revenues have been adversely impacted, and the Company experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID-19 virus, including parts of Europe, North America, Asia, the Middle East and India.  In certain of these markets, sales have paused as elective surgeries are discouraged to support COVID-19 related needs.  The Company expects decreases in sales in certain geographies to continue in 2021 as different geographies resume business activities on differing timelines.

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The Company did not apply for or require financing available under the CARES Act and does not expect to do so.  The Company will continue to monitor the impact that the CARES Act may have on its business, financial condition, results of operations, or liquidity.

The CAA among other things, opened up another round of Paycheck Protection Program loans, expanding eligibility to small nonprofits, destination marking organizations, and housing cooperatives, provided additional funding for the Economic Injury Disaster Loans and grants, extends the Employee Retention Tax Credit, also extended and expanded Paid Sick and Family Leave Credits and the Employee Social Security tax deferral.  The Company will continue to monitor the impact that the CAA may have on its business, financial condition, results of operations, or liquidity.

STAAR SURGICAL COMPANY AND SUBSDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C - Additions		Column D	Column E
Description	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at End of Year
	(in thousands)
2020
Allowance for doubtful accounts	$88	$115	$—	$144	$59
Sales return reserve	3,644	6,182	—	5,294	4,532
Deferred tax asset valuation allowance	37,007	5,640	—	145	42,502
	$40,739	$11,937	$—	$5,583	$47,093
2019
Allowance for doubtful accounts	$550	$(320)	$—	$142	$88
Sales return reserve	2,895	6,183	—	5,434	3,644
Deferred tax asset valuation allowance	43,075	(5,124)	—	944	37,007
	$46,520	$739	$—	$6,520	$40,739
2018
Allowance for doubtful accounts	$349	$207	$—	$6	$550
Sales return reserve	2,182	5,474	—	4,761	2,895
Deferred tax asset valuation allowance	40,656	2,534	—	115	43,075
	$43,187	$8,215	$—	$4,882	$46,520