Form 10-Q
period 2021-04-02
STAAR SURGICAL CO
filed 2021-05-05
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    April 2, 2021

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

The registrant has 46,895,095 shares of common stock, par value $0.01 per share, issued and outstanding as of April 30, 2021.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	April 2, 2021	January 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$162,344	$152,453
Accounts receivable trade, net of allowance of doubtful accounts of $60 and $59, respectively	33,733	35,229
Inventories, net	16,789	18,111
Prepayments, deposits and other current assets	10,649	10,625
Total current assets	223,515	216,418
Property, plant and equipment, net	26,314	24,030
Finance lease right-of-use assets, net	80	596
Operating lease right-of-use assets, net	8,666	8,764
Intangible assets, net	249	270
Goodwill	1,786	1,786
Deferred income taxes	4,536	4,944
Other assets	660	608
Total assets	$265,806	$257,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,288	$1,379
Accounts payable	7,834	7,874
Obligations under finance leases	124	360
Obligations under operating leases	2,373	2,485
Allowance for sales returns	4,595	4,532
Other current liabilities	19,915	24,606
Total current liabilities	36,129	41,236
Obligations under finance leases	28	38
Obligations under operating leases	6,316	6,537
Deferred income taxes	222	222
Asset retirement obligations	206	221
Pension liability	8,729	11,940
Total liabilities	51,630	60,194
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 46,857 and 46,448 shares issued and outstanding at April 2, 2021 and January 1, 2021, respectively	469	464
Additional paid-in capital	348,063	338,194
Accumulated other comprehensive loss	(3,457)	(5,545)
Accumulated deficit	(130,899)	(135,891)
Total stockholders’ equity	214,176	197,222
Total liabilities and stockholders’ equity	$265,806	$257,416

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 2, 2021	April 3, 2020
Net sales	$50,752	$35,187
Cost of sales	11,610	10,427
Gross profit	39,142	24,760
Selling, general and administrative expenses:
General and administrative	10,212	7,969
Selling and marketing	13,201	11,028
Research and development	8,259	6,898
Total selling, general and administrative expenses	31,672	25,895
Operating income (loss)	7,470	(1,135)
Other expense, net:
Interest income (expense), net	(7)	216
Loss on foreign currency transactions	(1,299)	(468)
Royalty income	160	94
Other income (expense), net	(85)	1
Total other expense, net	(1,231)	(157)
Income (loss) before income taxes	6,239	(1,292)
Provision (benefit) for income taxes	1,247	(1,158)
Net income (loss)	$4,992	$(134)
Net income (loss) per share:
Basic	$0.11	$—
Diluted	$0.10	$—
Weighted average shares outstanding:
Basic	46,617	44,953
Diluted	49,213	44,953

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2021	April 3, 2020
Net income (loss)	$4,992	$(134)
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	3,084	(25)
Reclassification into other income (expense), net	120	70
Foreign currency translation loss	(1,116)	(27)
Tax effect	—	4
Other comprehensive income, net of tax	2,088	22
Comprehensive income (loss)	$7,080	$(112)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at January 1, 2021	46,448	$464	$338,194	$(5,545)	$(135,891)	$197,222
Net income	—	—	—	—	4,992	4,992
Other comprehensive income	—	—	—	2,088	—	2,088
Common stock issued upon exercise of options	376	4	6,230	—	—	6,234
Stock-based compensation	—	—	3,639	—	—	3,639
Vested restricted stock	33	1	—	—	—	1
Balance, at April 2, 2021	46,857	$469	$348,063	$(3,457)	$(130,899)	$214,176

Balance, at January 3, 2020	44,822	$448	$304,288	$(3,048)	$(141,804)	$159,884
Net loss	—	—	—	—	(134)	(134)
Other comprehensive income	—	—	—	22	—	22
Common stock issued upon exercise of options	196	2	2,002	—	—	2,004
Stock-based compensation	—	—	3,190	—	—	3,190
Vested restricted stock	87	1	—	—	—	1
Balance, at April 3, 2020	45,105	$451	$309,480	$(3,026)	$(141,938)	$164,967

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2021	April 3, 2020
Cash flows from operating activities:
Net income (loss)	$4,992	$(134)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	865	766
Amortization of intangibles	9	9
Deferred income taxes	—	(1,369)
Change in net pension liability	127	173
Loss on disposal of property and equipment	2	3
Stock-based compensation expense	3,330	2,921
Provision for sales returns and bad debts	103	80
Inventory provision	384	336
Changes in working capital:
Accounts receivable	1,138	(3,462)
Inventories	984	(491)
Prepayments, deposits, and other current assets	(143)	(2,446)
Accounts payable	(399)	907
Other current liabilities	(4,626)	(5,464)
Net cash provided by (used in) operating activities	6,766	(8,171)
Cash flows from investing activities:
Acquisition of property and equipment	(2,159)	(2,185)
Net cash used in investing activities	(2,159)	(2,185)
Cash flows from financing activities:
Repayment of finance lease obligations	(235)	(236)
Repayment on line of credit	—	(505)
Proceeds from the exercise of stock options	6,234	2,004
Proceeds from vested restricted stock	1	1
Net cash provided by financing activities	6,000	1,264
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(716)	(25)
Increase (decrease) in cash, cash equivalents and restricted cash	9,891	(9,117)
Cash, cash equivalents and restricted cash, at beginning of the period	152,453	119,968
Cash, cash equivalents and restricted cash, at end of the period	$162,344	$110,851

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in the Comprehensive Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of January 1, 2021 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2021.

The Condensed Consolidated Financial Statements for the three months ended April 2, 2021 and April 3, 2020, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended April 2, 2021 and April 3, 2020, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Vendor Concentration

There was one vendor which accounted for over 11% and 10% of the Company’s consolidated accounts payable as of April 2, 2021 and January 1, 2021, respectively.  There were no vendors who accounted for over 10% of the Company’s consolidated purchases for the three months ended April 2, 2021 and April 3, 2020, respectively.

Use of Estimates

During the COVID-19 pandemic, the Company believes it has used reasonable estimates and assumptions in determining valuation allowances for uncollectible trade receivables, sales returns reserves, obsolete and excess inventory reserves, deferred income taxes, and tax reserves, including valuation allowances for deferred tax assets, pension liabilities, evaluation of asset impairment, in determining the useful life of depreciable and definite-lived intangible assets, and in the variables and assumptions used to calculate and record stock-based compensation.  Throughout the COVID-19 pandemic the Company offered extended payment terms to assist its surgeon customers and their clinics as they resumed business. Although the Company experienced some delays in payments on accounts receivable as a result of the COVID-19 pandemic in the first half of 2020, the Company experienced improvements since the third quarter of 2020 as elective refractive surgeries resumed.  The Company is unaware of any material impairment of customer receivables.  The Company’s sales representatives throughout the world remain engaged with customers conducting online training and other educational courses which have been very well attended.  This activity has given the Company insight into COVID-19’s impact on customers and potential impairment of receivables.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted

On January 1, 2021 (beginning of fiscal year 2021), the Company adopted Accounting Standards Update (“ASU”) 2019‑12, “Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes,” which removes the following exceptions:  exception to the incremental approach for intraperiod tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year to date losses that exceed anticipated losses.  ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  The adoption of ASU 2019-12 did not have a material impact on the Condensed Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	April 2, 2021	January 1, 2021
Raw materials and purchased parts	$3,534	$3,679
Work in process	2,272	2,174
Finished goods	12,440	13,717
Total inventories, gross	18,246	19,570
Less inventory reserves	(1,457)	(1,459)
Total inventories, net	$16,789	$18,111

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	April 2, 2021	January 1, 2021
Prepayments and deposits	$3,625	$3,423
Prepaid insurance	1,980	2,677
Prepaid marketing	1,281	368
Consumption tax receivable	170	1,409
Value added tax (VAT) receivable	1,763	2,056
BVG (Swiss Pension) prepayment	808	2
Other(1)	1,022	690
Total prepayments, deposits and other current assets	$10,649	$10,625

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	April 2, 2021	January 1, 2021
Machinery and equipment	$21,877	$21,209
Computer equipment and software	8,362	7,423
Furniture and fixtures	4,672	4,676
Leasehold improvements	11,404	11,388
Construction in process	12,598	11,120
Total property, plant and equipment, gross	58,913	55,816
Less accumulated depreciation	(32,599)	(31,786)
Total property, plant and equipment, net	$26,314	$24,030

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	April 2, 2021			January 1, 2021
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,339	$(9,090)	$249	$9,382	$(9,112)	$270

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 2, 2021	January 1, 2021
Accrued salaries and wages	$5,086	$6,061
Accrued bonuses	1,896	3,000
Accrued insurance	1,757	2,633
Income taxes payable	5,517	4,657
Accrued consumption tax	520	1,743
Marketing obligations	1,430	1,484
Other(1)	3,709	5,028
Total other current liabilities	$19,915	$24,606

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 7 – Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.07% as of April 2 2021) plus a 0.50% spread, and may be renewed quarterly (the current line expires on May 21, 2021).  The credit facility is not collateralized.  The Company had 142,500,000 Yen outstanding on the line of credit as of April 2, 2021 and January 1, 2021 (approximately $1,288,000 and $1,379,000 based on the foreign exchange rates on April 2, 2021 and January 1, 2021, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 357,500,000 Yen available for borrowing as of April 2, 2021 and January 1, 2021 (approximately $3,232,000 and $3,459,000 based on the foreign exchange rate on April 2, 2021 and January 1, 2021, respectively).  At maturity on May 21, 2021, the Company expects to renew this line of credit for an additional three months, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,100,000 at the rate of exchange on April 2, 2021 and January 1, 2021), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of April 2, 2021 and January 1, 2021.

The Company is in compliance with covenants of its credit facilities and lines of credit as of April 2, 2021.

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

	April 2, 2021	January 1, 2021
Machinery and equipment	$36	$570
Computer equipment and software	659	806
Finance lease right-of-use assets, gross	695	1,376
Less accumulated depreciation	(615)	(780)
Finance lease right-of-use assets, net	$80	$596

Total finance lease liability	$152	$398
Weighted-average remaining lease term (in years)	1.4	0.9
Weighted-average discount rate	2.62%	3.46%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Amortization of finance lease right-of-use asset	$36	$117
Interest on finance lease liabilities	4	10
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	4	10
Financing cash flows	235	236

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

	April 2, 2021	January 1, 2021
Machinery and equipment	$879	$860
Computer equipment and software	168	462
Real property	13,460	12,956
Operating lease right-of-use assets, gross	14,507	14,278
Less accumulated depreciation	(5,841)	(5,514)
Operating lease right-of-use assets, net	$8,666	$8,764

Total operating lease liability	$8,689	$9,022
Weighted-average remaining lease term (in years)	5.0	5.2
Weighted-average discount rate	2.73%	2.61%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Operating Leases

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Operating lease cost	$783	$740
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	785	738
Right-of-use assets obtained in exchange for new operating lease liabilities	651	69

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of April 2, 2021 is as follows (in thousands):

As of April 2, 2021 12 Months Ended	Operating Leases	Finance Leases
March 2022	$2,573	$127
March 2023	2,395	14
March 2024	1,681	14
March 2025	826	—
March 2026	455	—
Thereafter	1,184	—
Total minimum lease payments, including interest	$9,114	$155
Less amounts representing interest	(425)	(3)
Total minimum lease payments	$8,689	$152

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Provision (benefit) for income taxes	$1,247	$(1,158)

The Company recorded income taxes of $1,247,000 for the three months ended April 2, 2021 due to pre-tax income generated in certain foreign jurisdictions.  The Company recorded an income tax benefit of $1,158,000 for the three months ended April 3, 2020 due to a release of its U.S. valuation allowance of $1,369,000, as a result of the Company revising its global forecasts in response to the impacts of COVID‑19, and due to changes in the usage and release of certain deferred tax assets, offset by pre-tax income generated in certain foreign jurisdictions.  The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.  There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.   All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 — Income Taxes (Continued)

The final regulations also allow companies to exclude certain high-taxed income from their GILTI calculation (the GILTI high-tax exclusion).  The GILTI high-tax exclusion applies if the effective foreign tax rate is 90% or more of the rate that would apply if the income were subject to the maximum US rate of tax specified in section 11 (currently 18.9%, based on a maximum rate of 21%).  The final regulations also provide that the GILTI high-tax exclusion is an annual election made each year and is retroactive to years beginning after December 31, 2017.  The Company has made the election to exclude certain high-taxed income from its GILTI calculation for the three months ended April 2, 2021 and April 3, 2020.

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment. Since January 1, 2021, the Company had three years of accumulated profits for federal and various state income tax purposes as a result of GILTI.  However, the three-year income position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. This includes existing profits in foreign jurisdiction as well as projected future profits. As further described in Notes 1 and 10 of the Company’s fiscal 2020 Form 10-K, under the “incremental cash tax savings approach,” the Company recorded a valuation allowance release of $3,576,000 and $294,000 against the federal and certain states deferred tax assets, respectively, as of April 2, 2021, and January 1, 2021.

Total U.S. net deferred tax assets were $3,870,000 as of April 2, 2021 and January 1, 2021.  Under the incremental cash tax savings approach, the U.S. valuation allowances of $41,467,000 and $42,080,000, will remain as the usage of the remaining net operating losses and deferred tax assets will not result in cash tax savings and therefore provide no additional benefit as of April 2, 2021 and January 1, 2021, respectively.

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Service cost(1)	$348	$319
Interest cost(2)	14	11
Expected return on plan assets(2)	(99)	(43)
Prior service credit(2),(3)	(11)	(9)
Actuarial loss recognized in current period(2),(3)	131	79
Net periodic pension cost	$383	$357

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Operations.
(2)	Recognized in other income (expense), net on the Condensed Consolidated Statements of Operations.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Employer contribution	$193	$175

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Employee stock options	$2,472	$2,232
Restricted stock	166	78
Restricted stock units	537	549
Performance stock units	93	—
Nonemployee stock options	62	62
Total stock-based compensation expense	$3,330	$2,921

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Cost of sales	$35	$22
General and administrative	1,439	1,085
Marketing and selling	833	1,055
Research and development	1,023	759
Total stock-based compensation expense, net	3,330	2,921
Amounts capitalized as part of inventory	309	269
Total stock-based compensation expense, gross	$3,639	$3,190

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of April 2, 2021, there were 3,040,305 shares available for grant under the Plan.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

	Three Months Ended
	April 2, 2021	April 3, 2020
Expected dividend yield	0%	0%
Expected volatility	53%	53%
Risk-free interest rate	0.84%	0.54%
Expected term (in years)	5.38	5.72

Stock Options

A summary of stock option activity under the Plan for the three months ended April 2, 2021 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at January 1, 2021	3,418
Granted	243
Exercised	(376)
Forfeited or expired	—
Outstanding at April 2, 2021	3,285	$5.34	$106.51
Exercisable at April 2, 2021	2,324

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the three months ended April 2, 2021 is presented below:

	Restricted Stock (in 000’s)	Restricted Stock Units (in 000’s)	Performance Stock Units (in 000’s)
Unvested at January 1, 2021	11	122	15
Granted	—	48	—
Vested	—	(33)	—
Forfeited or expired	—	—	—
Unvested at April 2, 2021	11	137	15

Note 12 - Commitments and Contingencies

Litigation and Claims

On December 31, 2020, Amir Sitabkhan filed a stockholder derivative complaint against certain members of our Board of Directors, Caren Mason, Stephen C. Farrell, John C. Moore, and Louis E. Silverman, as well as current Chief Financial Officer (CFO) Patrick F. Williams and former CFO Deborah Andrews in the U.S. District Court for the Central District of California. The plaintiff alleges breaches of fiduciary duties by, among other things, allowing STAAR to disseminate misleading statements to investors regarding its sales and growth in China and overstating marketing and research and development expenses, failing to properly oversee the Company, and unjust enrichment. The complaint sought damages, restitution and governance reforms, attorneys’ fees, and costs. On January 21, 2021, the court granted the parties’ stipulation extending the time for defendants to respond to the complaint to March 8, 2021.  On March 9, 2021, Mr. Sitabkhan’s counsel filed a notice of voluntary dismissal of the lawsuit, which dismissed the lawsuit without prejudice.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended
	April 2, 2021	April 3, 2020
Numerator:
Net income (loss)	$4,992	$(134)
Denominator:
Weighted average common shares:
Common shares outstanding	46,628	44,964
Less: Unvested restricted stock	(11)	(11)
Denominator for basic calculation	46,617	44,953
Weighted average effects of potentially diluted common stock:
Stock options	2,491	—
Unvested restricted stock	8	—
Restricted stock units	88	—
Performance stock units	9	—
Denominator for diluted calculation	49,213	44,953
Net income (loss) per share:
Basic	$0.11	$(0.00)
Diluted	$0.10	$(0.00)

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

	Three Months Ended
	April 2, 2021	April 3, 2020
Stock options	86	3,771
Restricted stock, restricted stock units and performance stock units	—	88
Total	86	3,859

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Non-consignment sales	$45,417	$30,400
Consignment sales	5,335	4,787
Total net sales	$50,752	$35,187

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

	Three Months Ended
	April 2, 2021	April 3, 2020
Domestic	$2,340	$1,739
Foreign:
China	19,643	11,715
Japan	9,603	8,302
Other(1)	19,166	13,431
Total foreign sales	48,412	33,448
Total net sales	$50,752	$35,187

(1)	No other location individually exceeds 10% of the total sales.

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

	Three Months Ended
	April 2, 2021	April 3, 2020
ICLs	$46,501	$29,340
Other product sales
IOLs	3,725	3,994
Other surgical products	526	1,853
Total other product sales	4,251	5,847
Total net sales	$50,752	$35,187

One customer, the Company’s distributor in China, accounted for 39% and 33% of net sales for the three months ended April 2, 2021 and April 3, 2020, respectively.  As of April 2, 2021 and January 1, 2021, respectively, one customer, the Company’s distributor in China, accounted for 37% and 46% of consolidated trade receivables.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The Company did not apply for or require financing available under the CARES Act and does not expect to do so.  The Company will continue to monitor the impact that the CARES Act may have on its business, financial condition, results of operations, or liquidity.

The Consolidated Appropriations Act (“CAA”) among other things, opened up another round of Paycheck Protection Program loans, expanding eligibility to small nonprofits, destination marking organizations, and housing cooperatives, provided additional funding for the Economic Injury Disaster Loans and grants, extends the Employee Retention Tax Credit, also extended and expanded Paid Sick and Family Leave Credits and the Employee Social Security tax deferral.  The Company will continue to monitor the impact that the CAA may have on its business, financial condition, results of operations, or liquidity.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and we can give no assurance that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described in in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on February 24, 2021.  We undertake no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

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

Recent Developments

For the first quarter of 2021 STAAR’s net sales increased 44% over the prior year driven by 54% global ICL unit growth as markets continued to more fully reopen following COVID-19 related shutdowns and we continued to gain momentum towards realization of a lens-based future for refractive vision correction. Notable markets for ICL unit growth in the first quarter of 2021 included China, Japan, South Korea, APAC Distributor Markets, India, Spain, Germany, European Distributor Markets, and the U.S. In late April, the FDA received our clinical data for our EVO family of myopia lenses with the goal of bringing EVO to the U.S. market later this year. We are continuing the phased rollout of our EVO Viva lens, which is the presbyopia-correcting lens that received CE Mark approval in 2020.

While COVID-19 hotspots and government public health mandates may reoccur moving forward, we anticipate less business interruption and continued interest in our EVO ICL lens-based refractive solutions throughout 2021.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended April 2, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Operations for the periods indicated.

	Percentage of Net Sales for Three Months
	April 2, 2021	April 3, 2020
Net sales	100.0%	100.0%
Cost of sales	22.9%	29.6%
Gross profit	77.1%	70.4%
General and administrative	20.1%	22.6%
Selling and marketing	26.0%	31.4%
Research and development	16.3%	19.6%
Total selling, general and administrative	62.4%	73.6%
Operating income (loss)	14.7%	(3.2)%
Total other expense, net	(2.4)%	(0.5)%
Income (loss) before income taxes	12.3%	(3.7)%
Provision (benefit) for income taxes	2.5%	(3.3)%
Net income (loss)	9.8%	(0.4)%

Net Sales

	Three Months Ended		Percentage Change
	April 2, 2021	April 3, 2020	2021 vs. 2020
ICLs	$46,501	$29,340	58.5%
Other product sales
IOLs	3,725	3,994	(6.7)%
Other surgical products	526	1,853	(71.6)%
Total other product sales	4,251	5,847	(27.3)%
Net sales	$50,752	$35,187	44.2%

Net sales for the three months ended April 2, 2021 were $50.8 million, an increase of 44% from $35.2 million reported during the same period of 2020.  The increase in net sales was due to increased ICL sales of $17.2 million, partially offset by a decrease in other product sales of $1.6 million.  Changes in foreign currency favorably impacted net sales by $1.2 million.

Total ICL sales for the three months ended April 2, 2021 were $46.5 million, an increase of 58% from $29.3 million reported for the same period of 2020, with unit increase of 54%. The APAC region sales increased by 62%, with unit growth up 59%, due to sales growth in Japan up 77%, China up 67%, India up 65%, other APAC Distributors up 47%, and Korea up 32%.  The Europe, Middle East, Africa and Latin America region sales increased 51% with unit increase of 38%, due to sales growth in Distributor Operations up 71%, Germany up 58%, Latin America up 59% and Spain up 55%.  The North America region sales increased 44%, with unit increase of 49%, due increased sales in Canada up 60% and the U.S. up 42%.  First quarter 2021 sales growth continues to follow the third and four quarter 2020 sales growth trends experienced after the initial COVID-19 pandemic closures occurred in many of our primary markets during the first half of 2020. Changes in foreign currency favorably impacted ICL sales by $1.0 million for the three months ended April 2, 2021.  ICL sales represented 91.6% and 83.4% of our total sales for the three months ended April 2, 2021 and April 3, 2020, respectively.

Other product sales, including IOLs were $4.3 million for the three months ended April 2, 2021, a decrease of 27% from $5.8 million reported for the same period of 2020.  The decrease was due to product yield issues requiring rework related to preloaded injector parts manufactured on our behalf by a third-party vendor then sold by us to a third-party manufacturer for product they sell to their customers, as well as decreased IOL sales.  Changes in foreign currency favorably impacted other product sales by $0.2 million for the three months ended April 2, 2021.  Other product sales represented 8.4% and 16.6% of our total sales for the three months ended April 2, 2021 and April 3, 2020, respectively.

Gross Profit

	Three Months Ended		Percentage Change
	April 2, 2021	April 3, 2020	2021 vs. 2020
Gross profit	$39,142	$24,760	58.1%
Gross margin	77.1%	70.4%

Gross profit for the three months ended April 2, 2021 was $39.1 million, a 58.1% increase compared to the $24.8 million reported for the same period of 2020.  Gross profit margin increased to 77.1% of revenue for the three months ended April 2, 2021 compared to 70.4% of revenue for the three months ended April 3, 2020, due to geographic sales mix, a decreased mix of injector part sales which carry a lower margin, and for the three months ended April 3, 2020 were $150,000 period costs recorded as a result of COVID-19 and the resulting manufacturing pause which began on March 17, 2020.

General and Administrative Expense

	Three Months Ended		Percentage Change
	April 2, 2021	April 3, 2020	2021 vs. 2020
General and administrative expense	$10,212	$7,969	28.1%
Percentage of sales	20.1%	22.6%

General and administrative expenses for the three months ended April 2, 2021 were $10.2 million, a 28.1% increase compared to the $8.0 million reported for the same period of 2020, due to increased variable compensation, salary-related expenses, facility costs and corporate insurance, partially offset by decreased tax consulting costs.

Selling and Marketing Expense

	Three Months Ended		Percentage Change
	April 2, 2021	April 3, 2020	2021 vs. 2020
Selling and marketing expense	$13,201	$11,028	19.7%
Percentage of sales	26.0%	31.4%

Selling and marketing expenses for the three months ended April 2, 2021 were $13.2 million, a 19.7% increase compared to the $11.0 million reported for the same period of 2020, due to increased salary-related expenses, variable compensation and advertising and promotional activities, slightly offset by travel expenses.

Research and Development Expense

	Three Months Ended		Percentage Change
	April 2, 2021	April 3, 2020	2021 vs. 2020
Research and development expense	$8,259	$6,898	19.7%
Percentage of sales	16.3%	19.6%

Research and development expenses for the three months ended April 2, 2021 were $8.3 million, a 19.7% increase compared to the $6.9 million reported for the same period of 2020, primarily due to increased variable compensation, clinical expenses associated with our EVO clinical trial in the U.S and salary-related expenses.

Other Expense, Net

	Three Months Ended		Percentage Change
	April 2, 2021	April 3, 2020	2021 vs. 2020
Other expense, net	$(1,231)	$(157)	—*
Percentage of sales	(2.4)%	(0.5)%

*	Denotes change is greater than +100%.

Other expense, net for the three months ended April 2, 2021 was $1.2 million, compared to other expense, net of $0.2 million reported for the same period of 2020.  The change in other expense, net for the three months was due increased foreign exchange losses (primarily euro).

Income Taxes

	Three Months Ended		Percentage Change
	April 2, 2021	April 3, 2020	2021 vs. 2020
Income tax provision (benefit)	$1,247	$(1,158)	—*

*	Denotes change is greater than +100%.

We recorded income taxes of $1.2 million for the three months ended April 2, 2021 due to pre-tax income generated in certain foreign jurisdictions.  We recorded an income tax benefit of $1.2 million for the three months ended April 3, 2020 due to a release of our U.S. valuation allowance of $1.4 million, as a result of us revising our global forecasts in response to the impacts of COVID-19, and due to changes in the usage and release of certain deferred tax assets, offset by pre-tax income generated in certain foreign jurisdictions.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.  As further described in Notes 1 and 10 of our fiscal 2020 Form 10-K, under the “incremental cash tax savings approach,” we recorded a valuation release of $3.6 million and $0.3 million against federal and certain states deferred tax assets, respectively, as of April 2, 2021 and January 1, 2021.  The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. We considered the projected future income, tax planning strategies and all other available evidence both positive and negative, as well as results of recent operations in making this assessment. Total U.S. net deferred tax assets were $3.9 million as of April 2, 2021 and January 1, 2021.  In applying the incremental cash tax savings approach, we will continue to maintain a valuation allowance on the balance of the Company’s net U.S. deferred tax assets of $41.5 million and 42.1 million as of April 2, 2021 and January 1, 2021, respectively.

Liquidity and Capital Resources

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Although we have experienced some delays in payments on accounts receivable as a result of the COVID-19 pandemic in the first half of 2020, this has improved since the third quarter of 2020 as our customers resume elective refractive surgery.  We are unaware of any impairment of assets resulting from the COVID-19 pandemic.  The Company did not apply for or require financing available under the Coronavirus Aid, Relief, and Economic Security “CARES” Act and does not expect to do so given the strength of our balance sheet.  Our financial condition at April 2, 2021 and January 1, 2021 included the following (in millions):

	April 2, 2021	January 1, 2021	2021 vs. 2020
Cash and cash equivalents	$162.3	$152.5	$9.8
Current assets	$223.5	$216.4	$7.1
Current liabilities	36.1	41.2	(5.1)
Working capital	$187.4	$175.2	$12.2

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at April 2, 2021, we have a line of credit with a Japanese lender, in the amount of $1.3 million, with $3.2 million of availability and a line of credit with a Swiss lender, in the amount of $1.1 million, which is fully available for borrowing.

Net cash provided by operating activities was $6.8 million for the three months ended April 2, 2021 compared to net cash used by operating activities of $8.2 million for the three months ended April 3, 2020.  Net cash provided by operating activities for the three months ended April 2, 2021, consisted of $5.0 million in net income, $4.8 in non-cash items, offset by $3.0 million in working-capital changes.  The increase in net cash provided by operating activities during the three months ended April 2, 2021 was due to increased net working capital of $7.9 million, non-cash items of $1.9 million and net income of $5.0 million for the three months ended April 2, 2021 compared to a net loss of $0.1 million for the three months ended April 3, 2020.

Net cash used in investing activities was $2.2 million for the three months ended April 2, 2021 and April 3, 2020, and relate primarily to the acquisition of property, plant, and equipment.

Net cash provided by financing activities was $6.0 million for the three months ended April 2, 2021 compared to net cash provided by financing activities of $1.3 million for the three months ended April 3, 2020.  Net cash provided by financing activities for the three months ended April 2, 2021 consisted of $6.2 million of proceeds from the exercise of stock options, partially offset by $0.2 million repayment of finance lease obligations.

Credit Facilities and Commitments

Lines of Credit and Leases

See Notes 7 and 8 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of April 2, 2021.

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

During the three months ended April 2, 2021, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 1, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 31, 2020, Amir Sitabkhan filed a stockholder derivative complaint against certain members of our Board of Directors, Caren Mason, Stephen C. Farrell, John C. Moore, and Louis E. Silverman, as well as current Chief Financial Officer (CFO) Patrick F. Williams and former CFO Deborah Andrews in the U.S. District Court for the Central District of California. The plaintiff alleges breaches of fiduciary duties by, among other things, allowing STAAR to disseminate misleading statements to investors regarding its sales and growth in China and overstating marketing and research and development expenses, failing to properly oversee the Company, and unjust enrichment. The complaint sought damages, restitution and governance reforms, attorneys’ fees, and costs. On January 21, 2021, the court granted the parties’ stipulation extending the time for defendants to respond to the complaint to March 8, 2021.  On March 9, 2021, Mr. Sitabkhan’s counsel filed a notice of voluntary dismissal of the lawsuit, which dismissed the lawsuit without prejudice.

ITEM 1A.	RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended January 1, 2021. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended April 2, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	May 5, 2021	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)