Form 10-Q
period 2021-07-02
STAAR SURGICAL CO
filed 2021-08-04
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    July 2, 2021

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

The registrant has 47,395,678 shares of common stock, par value $0.01 per share, issued and outstanding as of July 30, 2021.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	July 2, 2021	January 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$173,083	$152,453
Accounts receivable trade, net of allowance of doubtful accounts of $52 and $59, respectively	48,647	35,229
Inventories, net	15,590	18,111
Prepayments, deposits and other current assets	10,797	10,625
Total current assets	248,117	216,418
Property, plant and equipment, net	28,616	24,030
Finance lease right-of-use assets, net	59	596
Operating lease right-of-use assets, net	11,243	8,764
Intangible assets, net	239	270
Goodwill	1,786	1,786
Deferred income taxes	3,720	4,944
Other assets	658	608
Total assets	$294,438	$257,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,280	$1,379
Accounts payable	7,579	7,874
Obligations under finance leases	85	360
Obligations under operating leases	2,765	2,485
Allowance for sales returns	5,429	4,532
Other current liabilities	24,663	24,606
Total current liabilities	41,801	41,236
Obligations under finance leases	25	38
Obligations under operating leases	8,654	6,537
Deferred income taxes	222	222
Asset retirement obligations	205	221
Pension liability	8,909	11,940
Total liabilities	59,816	60,194
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 47,391 and 46,448 shares issued and outstanding at July 2, 2021 and January 1, 2021, respectively	474	464
Additional paid-in capital	360,316	338,194
Accumulated other comprehensive loss	(3,836)	(5,545)
Accumulated deficit	(122,332)	(135,891)
Total stockholders’ equity	234,622	197,222
Total liabilities and stockholders’ equity	$294,438	$257,416

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net sales	$62,367	$35,194	$113,119	$70,381
Cost of sales	13,164	10,764	24,774	21,191
Gross profit	49,203	24,430	88,345	49,190
Selling, general and administrative expenses:
General and administrative	11,441	7,848	21,653	15,817
Selling and marketing	18,853	10,326	32,054	21,354
Research and development	8,260	7,311	16,519	14,209
Total selling, general and administrative expenses	38,554	25,485	70,226	51,380
Operating income (loss)	10,649	(1,055)	18,119	(2,190)
Other income (expense), net:
Interest income (expense), net	(5)	20	(12)	236
Gain (loss) on foreign currency transactions	(131)	388	(1,430)	(80)
Royalty income	151	52	311	146
Other income (expense), net	51	(21)	(34)	(20)
Total other income (expense), net	66	439	(1,165)	282
Income (loss) before income taxes	10,715	(616)	16,954	(1,908)
Provision (benefit) for income taxes	2,148	556	3,395	(602)
Net income (loss)	$8,567	$(1,172)	$13,559	$(1,306)
Net income (loss) per share:
Basic	$0.18	$(0.03)	$0.29	$(0.03)
Diluted	$0.17	$(0.03)	$0.27	$(0.03)
Weighted average shares outstanding:
Basic	47,099	45,354	46,858	45,152
Diluted	49,491	45,354	49,373	45,152

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net income (loss)	$8,567	$(1,172)	$13,559	$(1,306)
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(457)	(28)	2,627	(53)
Reclassification into other income (expense), net	120	72	240	142
Foreign currency translation gain (loss)	(111)	113	(1,227)	86
Tax effect	69	(40)	69	(36)
Other comprehensive income (loss), net of tax	(379)	117	1,709	139
Comprehensive income (loss)	$8,188	$(1,055)	$15,268	$(1,167)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at April 2, 2021	46,857	$469	$348,063	$(3,457)	$(130,899)	$214,176
Net income	—	—	—	—	8,567	8,567
Other comprehensive loss	—	—	—	(379)	—	(379)
Common stock issued upon exercise of options	530	5	7,871	—	—	7,876
Stock-based compensation	—	—	4,382	—	—	4,382
Unvested restricted stock	3	—	—	—	—	—
Vested restricted stock	1	—	—	—	—	—
Balance, at July 2, 2021	47,391	$474	$360,316	$(3,836)	$(122,332)	$234,622

Balance, at April 3, 2020	45,105	$451	$309,480	$(3,026)	$(141,938)	$164,967
Net loss	—	—	—	—	(1,172)	(1,172)
Other comprehensive income	—	—	—	117	—	117
Common stock issued upon exercise of options	681	7	7,546	—	—	7,553
Stock-based compensation	—	—	3,209	—	—	3,209
Vested restricted stock	2	—	—	—	—	—
Balance, at July 3, 2020	45,788	$458	$320,235	$(2,909)	$(143,110)	$174,674

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at January 1, 2021	46,448	$464	$338,194	$(5,545)	$(135,891)	$197,222
Net income	—	—	—	—	13,559	13,559
Other comprehensive income	—	—	—	1,709	—	1,709
Common stock issued upon exercise of options	906	9	14,101	—	—	14,110
Stock-based compensation	—	—	8,021	—	—	8,021
Unvested restricted stock	3	—	—	—	—	—
Vested restricted stock	34	1	—	—	—	1
Balance, at July 2, 2021	47,391	$474	$360,316	$(3,836)	$(122,332)	$234,622

Balance, at January 3, 2020	44,822	$448	$304,288	$(3,048)	$(141,804)	$159,884
Net loss	—	—	—	—	(1,306)	(1,306)
Other comprehensive income	—	—	—	139	—	139
Common stock issued upon exercise of options	877	9	9,548	—	—	9,557
Stock-based compensation	—	—	6,399	—	—	6,399
Vested restricted stock	89	1	—	—	—	1
Balance, at July 3, 2020	45,788	$458	$320,235	$(2,909)	$(143,110)	$174,674

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2021	July 3, 2020
Cash flows from operating activities:
Net income (loss)	$13,559	$(1,306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	1,754	1,518
Amortization of intangibles	17	17
Deferred income taxes	845	(1,369)
Change in net pension liability	(27)	376
Loss on disposal of property and equipment	2	3
Stock-based compensation expense	7,322	5,839
Provision for sales returns and bad debts	932	605
Inventory provision	697	816
Changes in working capital:
Accounts receivable	(13,797)	(8,409)
Inventories	2,238	(932)
Prepayments, deposits, and other current assets	(307)	(2,172)
Accounts payable	(268)	297
Other current liabilities	181	(3,471)
Net cash provided by (used in) operating activities	13,148	(8,188)
Cash flows from investing activities:
Acquisition of property and equipment	(5,683)	(4,210)
Net cash used in investing activities	(5,683)	(4,210)
Cash flows from financing activities:
Repayment of finance lease obligations	(278)	(346)
Repayment on line of credit	—	(508)
Proceeds from the exercise of stock options	14,110	9,557
Proceeds from vested restricted stock	1	1
Net cash provided by financing activities	13,833	8,704
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(668)	41
Increase (decrease) in cash, cash equivalents and restricted cash	20,630	(3,653)
Cash and cash equivalents, at beginning of the period	152,453	119,968
Cash and cash equivalents, at end of the period	$173,083	$116,315

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

The Condensed Consolidated Financial Statements for the three and six months ended July 2, 2021 and July 3, 2020, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended July 2, 2021 and July 3, 2020, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Vendor Concentration

There was one vendor which accounted for over 11% and 10% of the Company’s consolidated accounts payable as of July 2, 2021 and January 1, 2021, respectively.  There were no vendors who accounted for over 10% of the Company’s consolidated purchases for the three and six months ended July 2, 2021 and July 3, 2020, respectively.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	July 2, 2021	January 1, 2021
Raw materials and purchased parts	$3,075	$3,679
Work in process	2,780	2,174
Finished goods	10,850	13,717
Total inventories, gross	16,705	19,570
Less inventory reserves	(1,115)	(1,459)
Total inventories, net	$15,590	$18,111

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	July 2, 2021	January 1, 2021
Prepayments and deposits	$4,429	$3,423
Prepaid insurance	1,211	2,677
Prepaid marketing	2,000	368
Consumption tax receivable	334	1,409
Value added tax (VAT) receivable	1,078	2,056
BVG (Swiss Pension) prepayment	621	2
Other(1)	1,124	690
Total prepayments, deposits and other current assets	$10,797	$10,625

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	July 2, 2021	January 1, 2021
Machinery and equipment	$23,682	$21,209
Computer equipment and software	8,619	7,423
Furniture and fixtures	4,734	4,676
Leasehold improvements	11,601	11,388
Construction in process	13,516	11,120
Total property, plant and equipment, gross	62,152	55,816
Less accumulated depreciation	(33,536)	(31,786)
Total property, plant and equipment, net	$28,616	$24,030

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	July 2, 2021			January 1, 2021
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,334	$(9,095)	$239	$9,382	$(9,112)	$270

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 2, 2021	January 1, 2021
Accrued salaries and wages	$10,078	$7,074
Accrued bonuses	3,100	3,000
Accrued insurance	752	2,633
Income taxes payable	3,323	4,657
Accrued consumption tax	707	1,743
Marketing obligations	1,788	1,484
Other(1)	4,915	4,015
Total other current liabilities	$24,663	$24,606

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 7 – Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.06% as of July 2, 2021) plus a 0.50% spread, and may be renewed quarterly (the current line expires on August 21, 2021).  The credit facility is not collateralized.  The Company had 142,500,000 Yen outstanding on the line of credit as of July 2, 2021 and January 1, 2021 (approximately $1,280,000 and $1,379,000 based on the foreign exchange rates on July 2, 2021 and January 1, 2021, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 357,500,000 Yen available for borrowing as of July 2, 2021 and January 1, 2021 (approximately $3,210,000 and $3,459,000 based on the foreign exchange rate on July 2, 2021 and January 1, 2021, respectively).  At maturity on August 21, 2021, the Company expects to renew this line of credit for an additional three months, with similar terms.

In September 2013, the Company’s wholly owned Swiss subsidiary, STAAR Surgical AG, entered into a framework agreement for loans (“framework agreement”) with Credit Suisse (the “Bank”). The framework agreement provides for borrowings of up to 1,000,000 CHF (Swiss Francs) (approximately $1,100,000 at the rate of exchange on January 1, 2021), to be used for working capital purposes. Accrued interest and 0.25% commissions on average outstanding borrowings is payable quarterly and the interest rate will be determined by the Bank based on the then prevailing market conditions at the time of borrowing. The framework agreement is automatically renewed on an annual basis based on the same terms assuming there is no default. The framework agreement may be terminated by either party at any time in accordance with its general terms and conditions. The framework agreement is not collateralized and contains certain conditions such as providing the Bank with audited financial statements annually and notice of significant events or conditions, as defined in the framework agreement. The Bank may also declare all amounts outstanding to be immediately due and payable upon a change of control or a “material qualification” in STAAR Surgical independent auditors’ report, as defined. There were no borrowings outstanding as of January 1, 2021.  Given its immaterial nature and the Company’s existing cash resources, during the second quarter of 2021, the Company cancelled the framework agreement.

The Company is in compliance with covenants of its credit facilities and lines of credit as of July 2, 2021.

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

	July 2, 2021	January 1, 2021
Machinery and equipment	$36	$570
Computer equipment and software	581	806
Finance lease right-of-use assets, gross	617	1,376
Less accumulated depreciation	(558)	(780)
Finance lease right-of-use assets, net	$59	$596

Total finance lease liability	$110	$398
Weighted-average remaining lease term (in years)	1.3	0.9
Weighted-average discount rate	2.08%	3.46%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Amortization of finance lease right-of-use asset	$20	$50	$56	$167
Interest on finance lease liabilities	1	8	5	18
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	1	8	5	18
Financing cash flows	43	110	278	346
Right-of-use assets obtained in exchange for new finance lease liabilities	—	22	—	22

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

	July 2, 2021	January 1, 2021
Machinery and equipment	$900	$860
Computer equipment and software	472	462
Real property	15,974	12,956
Operating lease right-of-use assets, gross	17,346	14,278
Less accumulated depreciation	(6,103)	(5,514)
Operating lease right-of-use assets, net	$11,243	$8,764

Total operating lease liability	$11,419	$9,022
Weighted-average remaining lease term (in years)	5.7	5.2
Weighted-average discount rate	2.51%	2.61%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Operating Leases

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Operating lease cost	$857	$746	$1,640	$1,486
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	801	763	1,586	1,501
Right-of-use assets obtained in exchange for new operating lease liabilities	3,356	249	4,007	318

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of July 2, 2021 is as follows (in thousands):

As of July 2, 2021 12 Months Ended	Operating Leases	Finance Leases
June 2022	$3,008	$86
June 2023	2,919	14
June 2024	2,006	11
June 2025	1,112	—
June 2026	690	—
Thereafter	2,263	—
Total minimum lease payments, including interest	$11,998	$111
Less amounts representing interest	(579)	(1)
Total minimum lease payments	$11,419	$110

Note 9 — Income Taxes

The Company recorded an income tax provision (benefit) as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Provision (benefit) for income taxes	$2,148	$556	$3,395	$(602)

The Company recorded income taxes of $2,148,000 and $3,395,000 for the three and six months ended July 2, 2021, respectively, due to pre-tax income generated in certain foreign jurisdictions and a recapture of its U.S. valuation allowance of $845,000 as a result of increased tax deductions in the projection of taxable income used in its valuation assessment. The Company, from time to time may adjust the projections of taxable income as a result of current conditions.  The Company recorded income taxes of $556,000 for the three months ended July 3, 2020, due to pre-tax income generated in certain foreign jurisdictions.  The Company recorded an income tax benefit of $602,000 for the six months ended July 3, 2020 due to a release of its U.S. valuation allowance of $1,369,000, as a result of the Company revising its global forecasts in response to the impacts of COVID‑19, and due to changes in the usage and release of certain deferred tax assets, offset by pre-tax income generated in certain foreign jurisdictions.  The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.  There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.   All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 — Income Taxes (Continued)

Final regulations issued on July 20, 2020 allow companies to exclude certain high-taxed income from their GILTI calculation (the GILTI high-tax exclusion).  The GILTI high-tax exclusion applies if the effective foreign tax rate is 90% or more of the rate that would apply if the income were subject to the maximum US rate of tax specified in section 11 (currently 18.9%, based on a maximum rate of 21%).  The final regulations also provide that the GILTI high-tax exclusion is an annual election made each year and is retroactive to years beginning after December 31, 2017.  The Company has made the election to exclude certain high-taxed income from its GILTI calculation for the three and six months ended July 2, 2021 and July 3, 2020, respectively.

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment. Since January 1, 2021, the Company had three years of accumulated profits for federal and various state income tax purposes as a result of GILTI.  However, the three-year income position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. This includes existing profits in foreign jurisdiction as well as projected future profits. The “incremental cash tax savings approach” is further described in Notes 1 and 10 of the Company’s fiscal 2020 Form 10-K. Under the incremental cash tax savings approach, the Company’s cumulative valuation allowance recorded was $37,315,000 and $7,879,000 for federal and state, respectively, at July 2, 2021, and $34,681,000 and $7,399,000 for federal and state, respectively, at January 1, 2021.  Under the incremental cash tax savings approach, the valuation allowance recorded reflects the net operating losses and deferred tax assets which will not result in future cash tax savings and therefore provide no additional benefit.  Total U.S. net deferred tax assets were $3,025,000 and $3,870,000 as of July 2, 2021 and January 1, 2021, respectively.

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Service cost(1)	$329	$320	$677	$639
Interest cost(2)	14	11	28	22
Expected return on plan assets(2)	(101)	(46)	(200)	(89)
Prior service credit(2),(3)	(11)	(8)	(22)	(17)
Actuarial loss recognized in current period(2),(3)	131	80	262	159
Net periodic pension cost	$362	$357	$745	$714

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Operations.
(2)	Recognized in other income (expense), net on the Condensed Consolidated Statements of Operations.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Employer contribution	$204	$155	$397	$330

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Employee stock options	$2,784	$2,505	$5,256	$4,737
Restricted stock	232	76	398	154
Restricted stock units	811	274	1,348	823
Performance stock units	108	—	201	—
Nonemployee stock options	57	63	119	125
Total stock-based compensation expense	$3,992	$2,918	$7,322	$5,839

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Cost of sales	$54	$30	$89	$52
General and administrative	1,815	1,209	3,254	2,294
Selling and marketing	953	812	1,786	1,867
Research and development	1,170	867	2,193	1,626
Total stock-based compensation expense, net	3,992	2,918	7,322	5,839
Amounts capitalized as part of inventory	390	291	699	560
Total stock-based compensation expense, gross	$4,382	$3,209	$8,021	$6,399

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of July 2, 2021, there were 3,038,928 shares available for grant under the Plan.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53%	53%	53%	53%
Risk-free interest rate	0.83%	0.31%	0.84%	0.53%
Expected term (in years)	5.38	5.72	5.38	5.72

Stock Options

A summary of stock option activity under the Plan for six months ended July 2, 2021is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at January 1, 2021	3,418
Granted	258
Exercised	(906)
Forfeited or expired	(23)
Outstanding at July 2, 2021	2,747	$5.34	$154.96
Exercisable at July 2, 2021	1,928

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the six months ended July 2, 2021 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at January 1, 2021	11	122	15
Granted	3	48	—
Vested	(11)	(34)	—
Forfeited or expired	—	—	—
Unvested at July 2, 2021	3	136	15

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Numerator:
Net income (loss)	$8,567	$(1,172)	$13,559	$(1,306)
Denominator:
Weighted average common shares:
Common shares outstanding	47,102	45,354	46,861	45,152
Less: Unvested restricted stock	(3)	—	(3)	—
Denominator for basic calculation	47,099	45,354	46,858	45,152
Weighted average effects of potentially diluted common stock:
Stock options	2,283	—	2,405	—
Unvested restricted stock	9	—	9	—
RSUs	88	—	90	—
PSUs	12	—	11	—
Denominator for diluted calculation	49,491	45,354	49,373	45,152
Net income (loss) per share:
Basic	$0.18	$(0.03)	$0.29	$(0.03)
Diluted	$0.17	$(0.03)	$0.27	$(0.03)

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

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Stock options	14	3,082	173	3,502
Restricted stock, RSUs and PSUs	—	59	—	72
Total	14	3,141	173	3,574

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Non-consignment sales	$57,368	$23,446	$102,785	$53,846
Consignment sales	4,999	11,748	10,334	16,535
Total net sales	$62,367	$35,194	$113,119	$70,381

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

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Domestic	$2,704	$882	$5,044	$2,621
Foreign:
China	32,930	18,603	52,573	30,318
Japan	9,283	7,463	18,886	15,765
Other(1)	17,450	8,246	36,616	21,677
Total foreign sales	59,663	34,312	108,075	67,760
Total net sales	$62,367	$35,194	$113,119	$70,381

(1)	No other location individually exceeds 10% of the total sales.

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

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
ICLs	$59,235	$30,728	$105,736	$60,068
Other product sales:
IOLs	3,074	2,561	6,799	6,555
Other surgical products	58	1,905	584	3,758
Total other product sales	3,132	4,466	7,383	10,313
Total net sales	$62,367	$35,194	$113,119	$70,381

One customer, the Company’s distributor in China, accounted for 53% and 46% of net sales for the three and six months ended July 2, 2021 and the same customer, accounted for 53% and 43% for the three and six months ended July 3, 2020, respectively.  As of July 2, 2021 and January 1, 2021, respectively, one customer, the Company’s distributor in China, accounted for 55% and 46% of consolidated trade receivables.

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

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the expected impact of the COVID-19 pandemic and related public health measures (including but not limited to their impact on sales, operations or clinical trials globally), the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products (including the EVO family of lenses in the U.S. and the EVO Viva family of lenses for presbyopia internationally); commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2021 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Recent Developments

For the second quarter of 2021 STAAR’s net sales increased 77% over the prior year driven by 79% global ICL unit growth as markets continued to more fully reopen following COVID-19 related shutdowns and we continued to gain momentum towards realization of a lens-based future for refractive vision correction. Notable markets for ICL unit growth in the second quarter of 2021 included China, Japan, South Korea, APAC Distributor Markets, India, Spain, Germany, European Distributor Markets, the Middle East, and the U.S. In late April, the FDA received our clinical data for our EVO family of myopia lenses with the goal of bringing EVO to the U.S. market later this year. Our submission is currently under customary interactive FDA review. We are continuing the phased rollout of our EVO Viva lens, which is the presbyopia-correcting lens that received CE Mark approval in 2020.

While COVID-19 hotspots and government public health mandates may reoccur moving forward, we anticipate less business interruption and continued interest in our EVO ICL lens-based refractive solutions throughout 2021. Based on our first half 2021 financial results and with increasing visibility into key second half growth drivers for our business, we currently expect full year fiscal 2021 net sales to reach a range of $227 million to $230 million, up from our previously disclosed expectations for fiscal 2021 net sales of $215 million to $217 million.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended July 2, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Operations for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Six Months
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.1%	30.6%	21.9%	30.1%
Gross profit	78.9%	69.4%	78.1%	69.9%
General and administrative	18.4%	22.3%	19.1%	22.5%
Selling and marketing	30.2%	29.3%	28.4%	30.3%
Research and development	13.2%	20.8%	14.6%	20.2%
Total selling, general and administrative	61.8%	72.4%	62.1%	73.0%
Operating income (loss)	17.1%	(3.0)%	16.0%	(3.1)%
Total other income (expense), net	0.1%	1.2%	(1.0)%	0.4%
Income (loss) before income taxes	17.2%	(1.8)%	15.0%	(2.7)%
Provision (benefit) for income taxes	3.5%	1.5%	3.0%	(0.8)%
Net income (loss)	13.7%	(3.3)%	12.0%	(1.9)%

Net Sales

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2021	July 3, 2020	2021 vs. 2020	July 2, 2021	July 3, 2020	2021 vs. 2020
ICLs	$59,235	$30,728	92.8%	$105,736	$60,068	76.0%
Other product sales:
IOLs	3,074	2,561	20.0%	6,799	6,555	3.7%
Other surgical products	58	1,905	(97.0)%	584	3,758	(84.5)%
Total other product sales	3,132	4,466	(29.9)%	7,383	10,313	(28.4)%
Net sales	$62,367	$35,194	77.2%	$113,119	$70,381	60.7%

Net sales for the three months ended July 2, 2021 were $62.4 million, an increase of 77% from $35.2 million reported during the same period of 2020.  The increase in net sales was due to increased ICL sales of $28.5 million, partially offset by a decrease in other product sales of $1.3 million.  Changes in foreign currency favorably impacted net sales by $0.8 million.

Net sales for the six months ended July 2, 2021 were $113.1 million, an increase of 61% from $70.4 million reported during the same period of 2020.  The increase in net sales was due to increased ICL sales of $45.7 million, partially offset by a decrease in other product sales of $2.9 million.  Changes in foreign currency favorably impacted net sales by $1.9 million.

Total ICL sales for the three months ended July 2, 2021 were $59.2 million, an increase of 93% from $30.7 million reported for the same period of 2020, with unit increase of 79%. The APAC region sales increased by 80%, with unit growth up 68%, due to sales growth in India up 161%, other APAC Distributors up 116%, Japan up 92%, China up 79%, and Korea up 59%.  The Europe, Middle East, Africa and Latin America region sales increased 129% with unit increase of 133%, due to sales growth in United Kingdom up 504%, Middle East and North Africa up 356%, Latin America up 186%, Spain up 135%, Distributor Operations up 95% and Germany up 76%.  The North America region sales increased 230%, with unit increase of 266%, due increased sales in Canada up 339% and the U.S. up 216%.  Second quarter 2021 sales growth continues to follow the third quarter 2020 sales growth trends experienced after the initial COVID-19 pandemic closures occurred in many of our primary markets during the first half of 2020. Changes in foreign currency favorably impacted ICL sales by $0.7 million for the three months ended July 2, 2021.  ICL sales represented 95.0% and 87.3% of our total sales for the three months ended July 2, 2021 and July 3, 2020, respectively.

Total ICL sales for the six months ended July 2, 2021 were $105.7 million, an increase of 76% from $60.1 million reported for the same period of 2020, with unit increase of 67%. The APAC region sales increased by 72%, with unit growth up 64%, due to sales growth in India up 89%, Japan up 84%, other APAC Distributors up 78%, China up 74%, and Korea up 41%.  The Europe, Middle East, Africa and Latin America region sales increased 84% with unit increase of 78%, due to sales growth in the United Kingdom up 148%, Latin America up 109%, Middle East and North Africa up 98%, Spain up 88%, Distributor Operations up 82% and Germany up 67%.  The North America region sales increased 110%, with unit increase of 124%, due increased sales in Canada up 141% and the U.S. up 105%.  First half 2021 sales growth continues to follow the third quarter 2020 sales growth trends experienced after the initial COVID-19 pandemic closures occurred in many of our primary markets during the first half of 2020.  Changes in foreign currency favorably impacted ICL sales by $1.7 million for the six months ended July 2, 2021.  ICL sales represented 93.5% and 85.3% of our total sales for the six months ended July 2, 2021 and July 3, 2020, respectively.

Other product sales, including IOLs were $3.1 million for the three months ended July 2, 2021, a decrease of 30% from $4.5 million reported for the same period of 2020 and were $7.4 million for the six months ended July 2, 2021, a decrease of 28% from $10.3 million reported for the same period of 2020.  The decrease for both periods was due to product yield issues requiring rework related to preloaded injector parts manufactured on our behalf by a third-party vendor then sold by us to a third-party manufacturer for product they sell to their customers, as well as decreased IOL sales.  Changes in foreign currency favorably impacted other product sales by $0.2 million for the six months ended July 2, 2021.  Other product sales represented 5.0% and 12.7% of our total sales for the three months ended July 2, 2021 and July 3, 2020, respectively, and represented 6.5% and 14.7% of our total sales for the six months ended July 2, 2021 and July 3, 2020, respectively.

Gross Profit

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2021	July 3, 2020	2021 vs. 2020	July 2, 2021	July 3, 2020	2021 vs. 2020
Gross profit	$49,203	$24,430	—*	$88,345	$49,190	79.6%
Gross margin	78.9%	69.4%		78.1%	69.9%

*	Denotes change is greater than +100%.

Gross profit for the three months ended July 2, 2021 was $49.2 million, a 101.4% increase compared to the $24.3 million reported for the same period of 2020.  Gross profit margin increased to 78.9% of revenue for the three months ended July 2, 2021 compared to 69.4% of revenue for the three months ended July 3, 2020, due to geographic sales mix, a decreased mix of injector part sales which carry a lower margin, and for the three months ended July 3, 2020 there were $1.0 million period costs recorded as a result of COVID-19 and the resulting manufacturing pause from April 4 through April 27, 2020.

Gross profit for the six months ended July 2, 2021 was $88.3 million, a 79.6% increase compared to the $49.2 million reported for the same period of 2020.  Gross profit margin increased to 78.1% of revenue for the six months ended

July 2,  2021 compared to 69.9% of revenue for the six months ended July 3, 2020, due to geographic sales mix, a decreased mix of injector part sales which carry a lower margin, and for the six months ended July 3, 2020 there were $1.2 million period costs recorded as a result of COVID-19 and the resulting manufacturing pause from March 17, 2020 through April 27, 2020.

General and Administrative Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2021	July 3, 2020	2021 vs. 2020	July 2, 2021	July 3, 2020	2021 vs. 2020
General and administrative expense	$11,441	$7,848	45.8%	$21,653	$15,817	36.9%
Percentage of sales	18.4%	22.3%		19.1%	22.5%

General and administrative expenses for the three months ended July 2, 2021 were $11.4 million, a 45.8% increase compared to the $7.8 million reported for the same period of 2020 due to increased compensation-related expenses, corporate insurance and facilities costs.  General and administrative expenses for the six months ended July 2, 2021 were $21.7 million, a 36.9% increase compared to the $15.8 million reported for the same period of 2020 due to increased compensation-related expenses, corporate insurance and facility costs, partially offset by decreased tax consulting costs.

Selling and Marketing Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2021	July 3, 2020	2021 vs. 2020	July 2, 2021	July 3, 2020	2021 vs. 2020
Selling and marketing expense	$18,853	$10,326	82.6%	$32,054	$21,354	50.1%
Percentage of sales	30.2%	29.3%		28.4%	30.3%

Selling and marketing expenses for the three months ended July 2, 2021 were $18.9 million, a 82.6% increase compared to the $10.3 million reported for the same period of 2020 and for the six months ended July 2, 2021 were $32.1 million, a 50.1% increase compared to the $21.4 million reported for the same period of 2020.  The increase in both periods was due to increased compensation-related expenses, advertising and promotional activities and trade shows expenses, and for the three months ended July 2, 2021, increased travel and entertainment expenses.

Research and Development Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2021	July 3, 2020	2021 vs. 2020	July 2, 2021	July 3, 2020	2021 vs. 2020
Research and development expense	$8,260	$7,311	13.0%	$16,519	$14,209	16.3%
Percentage of sales	13.2%	20.8%		14.6%	20.2%

Research and development expenses for the three months ended July 2, 2021 were $8.3 million, a 13.0% increase compared to the $7.3 million reported for the same period of 2020 due to increased compensation-related expenses, partially offset by decreased clinical expenses associated with our EVO clinical trial in the U.S.  Research and development expenses for the six months ended July 2, 2021 were $16.5 million, a 16.3% increase compared to the $14.2 million reported for the same period of 2020 due to increased compensation-related expenses.

Other Income (Expense), Net

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2021	July 3, 2020	2021 vs. 2020	July 2, 2021	July 3, 2020	2021 vs. 2020
Other income (expense), net	$66	$439	(85.0)%	$(1,165)	$282	—*
Percentage of sales	0.1%	1.2%		(1.0)%	0.4%

*	Denotes change is greater than +100%.

Other income, net for the three months ended July 2, 2021 was $0.1 million, an 85% decrease from $0.4 million reported for the same period of 2020, due to increased foreign exchange losses (primarily euro).  Other expense, net for the six months ended July 2, 2021 was $1.2 million, compared to other income, net of $0.3 million reported for the same period of 2020.  The change in other expense, net for the six months was due increased foreign exchange losses (primarily euro) and decreased interest income.

Income Taxes

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2021	July 3, 2020	2021 vs. 2020	July 2, 2021	July 3, 2020	2021 vs. 2020
Income tax provision (benefit)	$2,148	$556	—*	$3,395	$(602)	—*

*	Denotes change is greater than +100%.

We recorded income taxes of $2.1 million and $3.4 million for the three and six months ended July 2, 2021, respectively, due to pre-tax income generated in certain foreign jurisdictions and a recapture of our U.S. valuation allowance of $0.8 million as a result of increased tax deductions in the projection of taxable income used in our valuation assessment.  The Company, from time to time may adjust the projections of taxable income as a result of current conditions.  We recorded income taxes of $0.6 million for the three months ended July 3, 2020 due to pre-tax income generated in certain foreign jurisdictions.  We recorded an income tax benefit of $0.6 million for the six months ended July 3, 2020 due to a release of our U.S. valuation allowance of $1.4 million, as a result of us revising our global forecasts in response to the impacts of COVID-19, and due to changes in the usage and release of certain deferred tax assets, offset by pre-tax income generated in certain foreign jurisdictions.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.  The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. We considered the projected future income, tax planning strategies and all other available evidence both positive and negative, as well as results of recent operations in making this assessment.  The “incremental cash tax savings approach” is further described in Notes 1 and 10 of the Company’s fiscal 2020 Form 10-K. Under the incremental cash tax savings approach, our cumulative valuation allowance recorded was $37.3 million and $7.9 million for federal and state, respectively, at July 2, 2021, and $34.7 million and $7.4 million for federal and state, respectively, at January 1, 2021.  Under the incremental cash tax savings approach, the valuation allowance recorded reflects the net operating losses and deferred tax assets which will not result in future cash tax savings and therefore provide no additional benefit.  Total U.S. net deferred tax assets were $3.0 million and $3.9 million as of July 2, 2021 and January 1, 2021, respectively.

Liquidity and Capital Resources

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Although we have experienced some delays in payments on accounts receivable as a result of the COVID-19 pandemic in the first half of 2020, this has improved since the third quarter of 2020 as our customers resume elective refractive surgery.  We are unaware of any impairment of assets resulting from the COVID-19 pandemic.  The Company did not apply for or require financing available under the Coronavirus Aid, Relief, and Economic Security “CARES” Act and does not expect to do so given the strength of our balance sheet.  Our financial condition at July 2, 2021 and January 1, 2021 included the following (in millions):

	July 2, 2021	January 1, 2021	2021 vs. 2020
Cash and cash equivalents	$173.1	$152.5	$20.6
Current assets	$248.1	$216.4	$31.7
Current liabilities	41.8	41.2	0.6
Working capital	$206.3	$175.2	$31.1

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at July 2, 2021, we have a line of credit with a Japanese lender, in the amount of $1.3 million, with $3.2 million of availability.

Net cash provided by operating activities was $13.1 million for the six months ended July 2, 2021 compared to net cash used by operating activities of $8.2 million for the six months ended July 3, 2020.  Net cash provided by operating activities for the six months ended July 2, 2021, consisted of $13.6 million in net income, $11.5 in non-cash items, offset by $12.0 million in working-capital changes.  The increase in net cash provided by operating activities during the six months ended July 2, 2021 was due to increased non-cash items of $3.7 million, net working capital of $2.7 million and net income of $13.6 million for the six months ended July 2, 2021 compared to a net loss of $1.3 million for the six months ended July 3, 2020.

Net cash used in investing activities was $5.7 million and $4.2 million for the six months ended July 2, 2021 and July 3, 2020, respectively, and relate primarily to the acquisition of property, plant, and equipment.

Net cash provided by financing activities was $13.8 million and $8.7 million for the six months ended July 2, 2021 and July 3, 2020, respectively.  Net cash provided by financing activities for the six months ended July 2, 2021 consisted of $14.1 million of proceeds from the exercise of stock options, partially offset by $0.3 million repayment of finance lease obligations.

Credit Facilities and Commitments

Lines of Credit and Leases

See Notes 7 and 8 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facilities as of July 2, 2021.

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

During the six months ended July 2, 2021, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 1, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended July 2, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	August 4, 2021	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)