Form 10-Q
period 2021-10-01
STAAR SURGICAL CO
filed 2021-11-03
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    October 1, 2021

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

The registrant has 47,600,293 shares of common stock, par value $0.01 per share, issued and outstanding as of October 29, 2021.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	October 1, 2021	January 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$196,246	$152,453
Accounts receivable trade, net of allowance of doubtful accounts of $55 and $59, respectively	41,917	35,229
Inventories, net	16,518	18,111
Prepayments, deposits and other current assets	9,264	10,625
Total current assets	263,945	216,418
Property, plant and equipment, net	32,266	24,030
Finance lease right-of-use assets, net	45	596
Operating lease right-of-use assets, net	22,006	8,764
Intangible assets, net	232	270
Goodwill	1,786	1,786
Deferred income taxes	3,700	4,944
Other assets	625	608
Total assets	$324,605	$257,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,282	$1,379
Accounts payable	9,092	7,874
Obligations under finance leases	50	360
Obligations under operating leases	2,646	2,485
Allowance for sales returns	5,566	4,532
Other current liabilities	28,160	24,606
Total current liabilities	46,796	41,236
Obligations under finance leases	21	38
Obligations under operating leases	19,437	6,537
Deferred income taxes	222	222
Asset retirement obligations	205	221
Pension liability	8,816	11,940
Total liabilities	75,497	60,194
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 47,599 and 46,448 shares issued and outstanding at October 1, 2021 and January 1, 2021, respectively	476	464
Additional paid-in capital	368,572	338,194
Accumulated other comprehensive loss	(3,628)	(5,545)
Accumulated deficit	(116,312)	(135,891)
Total stockholders’ equity	249,108	197,222
Total liabilities and stockholders’ equity	$324,605	$257,416

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net sales	$58,352	$47,081	$171,471	$117,462
Cost of sales	13,051	12,210	37,825	33,401
Gross profit	45,301	34,871	133,646	84,061
Selling, general and administrative expenses:
General and administrative	11,018	8,589	32,671	24,406
Selling and marketing	18,175	12,649	50,229	34,003
Research and development	8,271	8,751	24,790	22,960
Total selling, general and administrative expenses	37,464	29,989	107,690	81,369
Operating income	7,837	4,882	25,956	2,692
Other income (expense), net:
Interest income (expense), net	(23)	1	(35)	237
Gain (loss) on foreign currency transactions	(610)	468	(2,040)	388
Royalty income	185	93	496	239
Other expense, net	(13)	(63)	(47)	(83)
Total other income (expense), net	(461)	499	(1,626)	781
Income before income taxes	7,376	5,381	24,330	3,473
Provision for income taxes	1,356	1,489	4,751	887
Net income	$6,020	$3,892	$19,579	$2,586
Net income per share:
Basic	$0.13	$0.08	$0.42	$0.06
Diluted	$0.12	$0.08	$0.40	$0.05
Weighted average shares outstanding:
Basic	47,483	45,903	47,064	45,394
Diluted	49,592	48,180	49,448	47,589

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net income	$6,020	$3,892	$19,579	$2,586
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	90	(334)	2,717	(387)
Reclassification into other income (expense), net	121	70	361	212
Foreign currency translation gain (loss)	29	316	(1,198)	402
Tax effect	(32)	(68)	37	(104)
Other comprehensive income (loss), net of tax	208	(16)	1,917	123
Comprehensive income	$6,228	$3,876	$21,496	$2,709

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at July 2, 2021	47,391	$474	$360,316	$(3,836)	$(122,332)	$234,622
Net income	—	—	—	—	6,020	6,020
Other comprehensive income	—	—	—	208	—	208
Common stock issued upon exercise of options	183	2	4,210	—	—	4,212
Stock-based compensation	—	—	4,046	—	—	4,046
Vested restricted and performance stock	25	—	—	—	—	—
Balance, at October 1, 2021	47,599	$476	$368,572	$(3,628)	$(116,312)	$249,108

Balance, at July 3, 2020	45,788	$458	$320,235	$(2,909)	$(143,110)	$174,674
Net income	—	—	—	—	3,892	3,892
Other comprehensive loss	—	—	—	(16)	—	(16)
Common stock issued upon exercise of options	269	3	4,426	—	—	4,429
Stock-based compensation	—	—	3,413	—	—	3,413
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	4	—	—	—	—	—
Balance, at October 2, 2020	46,072	$461	$328,074	$(2,925)	$(139,218)	$186,392

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at January 1, 2021	46,448	$464	$338,194	$(5,545)	$(135,891)	$197,222
Net income	—	—	—	—	19,579	19,579
Other comprehensive income	—	—	—	1,917	—	1,917
Common stock issued upon exercise of options	1,089	11	18,311	—	—	18,322
Stock-based compensation	—	—	12,067	—	—	12,067
Unvested restricted stock	3	—	—	—	—	—
Vested restricted and performance stock	59	1	—	—	—	1
Balance, at October 1, 2021	47,599	$476	$368,572	$(3,628)	$(116,312)	$249,108

Balance, at January 3, 2020	44,822	$448	$304,288	$(3,048)	$(141,804)	$159,884
Net income	—	—	—	—	2,586	2,586
Other comprehensive income	—	—	—	123	—	123
Common stock issued upon exercise of options	1,146	12	13,974	—	—	13,986
Stock-based compensation	—	—	9,812	—	—	9,812
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	93	1	—	—	—	1
Balance, at October 2, 2020	46,072	$461	$328,074	$(2,925)	$(139,218)	$186,392

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net income	$19,579	$2,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	2,671	2,276
Amortization of intangibles	26	26
Deferred income taxes	845	(1,215)
Change in net pension liability	91	522
Loss on disposal of property and equipment	2	3
Stock-based compensation expense	10,985	8,965
Provision for sales returns and bad debts	1,069	815
Inventory provision	1,097	1,195
Changes in working capital:
Accounts receivable	(7,072)	(10,975)
Inventories	1,301	(1,353)
Prepayments, deposits, and other current assets	1,288	(636)
Accounts payable	(40)	(657)
Other current liabilities	3,622	(151)
Net cash provided by operating activities	35,464	1,401
Cash flows from investing activities:
Acquisition of property and equipment	(8,956)	(6,259)
Net cash used in investing activities	(8,956)	(6,259)
Cash flows from financing activities:
Repayment of finance lease obligations	(314)	(455)
Repayment on line of credit	—	(511)
Proceeds from the exercise of stock options	18,322	13,986
Proceeds from vested restricted stock	1	1
Net cash provided by financing activities	18,009	13,021
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(724)	207
Increase in cash, cash equivalents and restricted cash	43,793	8,370
Cash and cash equivalents, at beginning of the period	152,453	119,968
Cash and cash equivalents, at end of the period	$196,246	$128,338

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

The Condensed Consolidated Financial Statements for the three and nine months ended October 1, 2021 and October 2, 2020, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended October 1, 2021 and October 2, 2020, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Vendor Concentration

There were no vendors that accounted for over 10% of the Company’s consolidated accounts payable as of October 1, 2021.  There was one vendor that accounted for over 10% of the Company’s consolidated accounts payable as of January 1, 2021.  There were no vendors that accounted for over 10% of the Company’s consolidated purchases for the three and nine months ended October 1, 2021 and October 2, 2020, respectively.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	October 1, 2021	January 1, 2021
Raw materials and purchased parts	$3,487	$3,679
Work in process	3,236	2,174
Finished goods	10,943	13,717
Total inventories, gross	17,666	19,570
Less inventory reserves	(1,148)	(1,459)
Total inventories, net	$16,518	$18,111

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	October 1, 2021	January 1, 2021
Prepayments and deposits	$4,217	$3,423
Prepaid insurance	884	2,677
Prepaid marketing	851	368
Consumption tax receivable	556	1,409
Value added tax (VAT) receivable	1,062	2,056
Other(1)	1,694	692
Total prepayments, deposits and other current assets	$9,264	$10,625

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	October 1, 2021	January 1, 2021
Machinery and equipment	$23,880	$21,209
Computer equipment and software	8,712	7,423
Furniture and fixtures	4,741	4,676
Leasehold improvements	11,743	11,388
Construction in process	17,654	11,120
Total property, plant and equipment, gross	66,730	55,816
Less accumulated depreciation	(34,464)	(31,786)
Total property, plant and equipment, net	$32,266	$24,030

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	October 1, 2021			January 1, 2021
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,336	$(9,104)	$232	$9,382	$(9,112)	$270

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	October 1, 2021	January 1, 2021
Accrued salaries and wages	$11,176	$7,074
Accrued bonuses	5,167	3,000
Accrued insurance	90	2,633
Income taxes payable	3,685	4,657
Accrued consumption tax	1,034	1,743
Marketing obligations	1,933	1,484
Other(1)	5,075	4,015
Total other current liabilities	$28,160	$24,606

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

Note 7 – Lines of Credit

Since 1998, the Company’s wholly owned Japanese subsidiary, STAAR Japan, has had an agreement with Mizuho Bank which provides for borrowings of up to 500,000,000 Yen, at an interest rate equal to the uncollateralized overnight call rate (approximately 0.05% as of October 1, 2021) plus a 0.50% spread, and may be renewed quarterly (the current line expires on November 21, 2021).  The credit facility is not collateralized.  The Company had 142,500,000 Yen outstanding on the line of credit as of October 1, 2021 and January 1, 2021 (approximately $1,282,000 and $1,379,000 based on the foreign exchange rates on October 1, 2021 and January 1, 2021, respectively), which approximates fair value due to the short-term maturity and market interest rates of the line of credit.  In case of default, the interest rate will be increased to 14% per annum.  There was 357,500,000 Yen available for borrowing as of October 1, 2021 and January 1, 2021 (approximately $3,217,000 and $3,459,000 based on the foreign exchange rate on October 1, 2021 and January 1, 2021, respectively).  Given the Company’s existing cash resources, at maturity on November 21, 2021, the Company expects to repay this credit facility in full.

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

The Company is in compliance with covenants of its credit facility as of October 1, 2021.

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

	October 1, 2021	January 1, 2021
Machinery and equipment	$36	$570
Computer equipment and software	557	806
Finance lease right-of-use assets, gross	593	1,376
Less accumulated depreciation	(548)	(780)
Finance lease right-of-use assets, net	$45	$596

Total finance lease liability	$71	$398
Weighted-average remaining lease term (in years)	1.4	0.9
Weighted-average discount rate	1.65%	3.46%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Amortization of finance lease right-of-use asset	$15	$48	$71	$215
Interest on finance lease liabilities	1	7	6	25
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	1	7	6	25
Financing cash flows	36	109	314	455
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	22

Operating Leases

The Company entered into operating leases primarily related to real property (office, manufacturing and warehouse facilities), automobiles and copiers.  These operating leases are two to ten years in length with options to extend.  The Company does not include any lease extensions in the initial valuation unless the Company was reasonably certain to extend the lease.  Depending on the lease, there are those with fixed payment amounts for the entire length of the contract or payments which increase periodically as noted in the contract or increased at an inflation rate indicator.  For operating leases that increase using an inflation rate indicator, the Company used the inflation rate at the time the lease was entered into for the length of the lease term.  Supplemental balance sheet information related to operating leases consisted of the following (dollars in thousands):

	October 1, 2021	January 1, 2021
Machinery and equipment	$787	$860
Computer equipment and software	472	462
Real property	25,185	12,956
Operating lease right-of-use assets, gross	26,444	14,278
Less accumulated depreciation	(4,438)	(5,514)
Operating lease right-of-use assets, net	$22,006	$8,764

Total operating lease liability	$22,083	$9,022
Weighted-average remaining lease term (in years)	8.9	5.2
Weighted-average discount rate	3.23%	2.61%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Operating Leases (Continued)

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Operating lease cost	$931	$752	$2,571	$2,238
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	846	780	2,432	2,281
Right-of-use assets obtained in exchange for new operating lease liabilities	15,212	2,842	19,219	3,160

Future Minimum Lease Commitments

Estimated future minimum lease payments under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of October 1, 2021 is as follows (in thousands):

As of October 1, 2021 12 Months Ended	Operating Leases	Finance Leases
September 2022	$3,329	$51
September 2023	3,337	14
September 2024	2,797	7
September 2025	2,365	—
September 2026	2,244	—
Thereafter	11,826	—
Total minimum lease payments, including interest	$25,898	$72
Less amounts representing interest	(3,815)	(1)
Total minimum lease payments	$22,083	$71

Note 9 — Income Taxes

The Company recorded an income tax provision (benefit) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Provision for income taxes	$1,356	$1,489	$4,751	$887

The Company recorded income taxes of $1,356,000 and $4,751,000 for the three and nine months ended October 1, 2021, respectively, due to pre-tax income generated in certain foreign jurisdictions and, for the nine months ended October 1, 2021, a recapture of its U.S. valuation allowance of $845,000 as a result of increased tax deductions in the projection of taxable income used in its valuation assessment. The Company, from time to time may adjust the projections of taxable income as a result of current conditions.  The Company recorded income taxes of $1,489,000 for the three months ended October 2, 2020, due to pre-tax income generated in certain foreign jurisdictions, partially offset by a reversal of $154,000 of its U.S. valuation allowance, as a result of an increase in foreign income and changes in the usage and release of certain deferred tax assets.  The Company recorded an income taxes of $887,000 for the nine months ended October 2, 2020 due to pre-tax income generated in certain foreign jurisdictions, partially offset by a release of its U.S. valuation allowance of $1,215,000, as a result of the Company revising its global forecasts in response to the impacts of COVID‑19, and due to changes in the usage and release of certain deferred tax assets.  The Company’s quarterly provision for income taxes is determined by estimating an annual effective tax rate.  This estimate may fluctuate throughout the year as new information becomes available affecting its underlying assumptions.  There are no unrecognized tax benefits related to uncertain tax positions taken by the Company.  All earnings from the Company’s subsidiaries are not considered to be permanently reinvested.

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

Final regulations issued on July 20, 2020 allow companies to exclude certain high-taxed income from their GILTI calculation (the GILTI high-tax exclusion).  The GILTI high-tax exclusion applies if the effective foreign tax rate is 90% or more of the rate that would apply if the income were subject to the maximum US rate of tax specified in section 11 (currently 18.9%, based on a maximum rate of 21%).  The final regulations also provide that the GILTI high-tax exclusion is an annual election made each year and is retroactive to years beginning after December 31, 2017.  The Company has made the election to exclude certain high-taxed income from its GILTI calculation for the three and nine months ended October 1, 2021 and October 2, 2020, respectively.

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. In evaluating the Company’s ability to recover its deferred tax assets, management considers among other things, projected future income, tax planning strategies and all other available positive and negative evidence in making this assessment. The “incremental cash tax savings approach” is further described in Notes 1 and 10 of the Company’s fiscal 2020 Form 10-K. Under the incremental cash tax savings approach, the Company’s cumulative valuation allowance recorded was $38,377,000 and $8,089,000 for federal and state, respectively, at October 1, 2021, and $34,681,000 and $7,399,000 for federal and state, respectively, at January 1, 2021.  Under the incremental cash tax savings approach, the valuation allowance recorded reflects the net operating losses and deferred tax assets which will not result in future cash tax savings and therefore provide no additional benefit.  Total U.S. net deferred tax assets were $3,026,000 and $3,870,000 as of October 1, 2021 and January 1, 2021, respectively.

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Service cost(1)	$326	$320	$1,003	$959
Interest cost(2)	14	12	42	34
Expected return on plan assets(2)	(99)	(47)	(299)	(136)
Prior service credit(2),(3)	(10)	(9)	(32)	(26)
Actuarial loss recognized in current period(2),(3)	131	79	393	238
Net periodic pension cost	$362	$355	$1,107	$1,069

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)	Recognized in other income (expense), net on the Condensed Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Employer contribution	$204	$189	$601	$519

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Employee stock options	$2,594	$2,469	$7,850	$7,206
Restricted stock	109	119	507	273
Restricted stock units	700	415	2,048	1,238
Performance stock units	124	54	325	54
Nonemployee stock options	136	69	255	194
Total stock-based compensation expense	$3,663	$3,126	$10,985	$8,965

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Cost of sales	$61	$30	$150	$82
General and administrative	1,671	1,307	4,925	3,601
Selling and marketing	851	807	2,637	2,674
Research and development	1,080	982	3,273	2,608
Total stock-based compensation expense, net	3,663	3,126	10,985	8,965
Amounts capitalized as part of inventory	383	287	1,082	847
Total stock-based compensation expense, gross	$4,046	$3,413	$12,067	$9,812

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of October 1, 2021, there were 3,002,026 shares available for grant under the Plan.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted is derived from the historical exercises and post-vesting cancellations and represents the period of time that options granted are expected to be outstanding.  The Company has calculated a 6% estimated forfeiture rate based on historical forfeiture experience.  The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53%	53%	53%	53%
Risk-free interest rate	0.79%	0.31%	0.84%	0.53%
Expected term (in years)	5.38	5.72	5.38	5.72

Stock Options

A summary of stock option activity under the Plan for nine months ended October 1, 2021 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at January 1, 2021	3,418
Granted	268
Exercised	(1,089)
Forfeited or expired	(27)
Outstanding at October 1, 2021	2,570	$5.34	$154.96
Exercisable at October 1, 2021	1,864

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the nine months ended October 1, 2021 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at January 1, 2021	11	122	15
Granted	3	63	—
Vested	(11)	(54)	(5)
Forfeited or expired	—	—	—
Unvested at October 1, 2021	3	131	10

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Numerator:
Net income	$6,020	$3,892	$19,579	$2,586
Denominator:
Weighted average common shares:
Common shares outstanding	47,486	45,914	47,067	45,405
Less: Unvested restricted stock	(3)	(11)	(3)	(11)
Denominator for basic calculation	47,483	45,903	47,064	45,394
Weighted average effects of potentially diluted common stock:
Stock options	2,013	2,208	2,277	2,124
Unvested restricted stock	—	—	6	5
RSUs	86	68	90	66
PSUs	10	1	11	—
Denominator for diluted calculation	49,592	48,180	49,448	47,589
Net income per share:
Basic	$0.13	$0.08	$0.42	$0.06
Diluted	$0.12	$0.08	$0.40	$0.05

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

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Stock options	33	12	201	896
Restricted stock, RSUs and PSUs	6	8	3	13
Total	39	20	204	909

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Non-consignment sales	$53,819	$42,535	$156,604	$96,381
Consignment sales	4,533	4,546	14,867	21,081
Total net sales	$58,352	$47,081	$171,471	$117,462

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

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Domestic	$2,385	$1,477	$7,429	$4,098
Foreign:
China	28,411	23,301	80,984	53,619
Japan	10,488	9,208	29,374	24,973
Other(1)	17,068	13,095	53,684	34,772
Total foreign sales	55,967	45,604	164,042	113,364
Total net sales	$58,352	$47,081	$171,471	$117,462

(1)	No other location individually exceeds 10% of the total sales.

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

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
ICLs	$54,153	$41,493	$159,889	$101,561
Other product sales:
Cataract IOLs	2,525	3,325	9,324	9,880
Other surgical products	1,674	2,263	2,258	6,021
Total other product sales	4,199	5,588	11,582	15,901
Total net sales	$58,352	$47,081	$171,471	$117,462

One customer, the Company’s distributor in China, accounted for 49% and 47% of net sales for the three and nine months ended October 1, 2021 and the same customer, accounted for 49% and 46% for the three and nine months ended October 2, 2020, respectively.  As of October 1, 2021 and January 1, 2021, respectively, one customer, the Company’s distributor in China, accounted for 47% and 46% of consolidated trade receivables.

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

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the expected impact of the COVID-19 pandemic and related public health measures (including but not limited to their impact on sales, operations or clinical trials globally), the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products (including the EVO family of lenses in the U.S. and the EVO Viva family of lenses for presbyopia internationally); commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2021 and 2022 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Overview

STAAR Surgical Company designs, develops, manufactures, and sells implantable lenses for the eye and companion delivery systems used to deliver the lenses into the eye. We are the world’s leading manufacturer of intraocular lenses for patients seeking refractive vision correction, and we also make lenses for use in surgery to treat cataracts. All the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses. We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs.” The field of refractive surgery includes both lens-based procedures, using products like our ICL family of products, and laser-based procedures like LASIK. Successful refractive surgery can correct common vision disorders such as myopia, hyperopia, and astigmatism. Cataract surgery is a common outpatient procedure where the eye’s natural lens that has become cloudy with age is removed and replaced with an artificial lens called an intraocular lens (“IOL”) to restore the patient’s vision. STAAR employs a commercialization strategy that strives for sustainable profitable growth. Our goal is to position our refractive lenses throughout the world as primary and premium solutions for patients seeking visual freedom from wearing eyeglasses or contact lenses while achieving excellent visual acuity through refractive vision correction. We position our cataract IOL lenses used in surgery that treats cataracts based on quality and value.

Recent Developments

Orders for ICLs outstripped our supply of lenses in the quarter. With China being our largest market, our distributor’s inventory levels in China were drawn down to historically low levels to meet surgeon and patient demand. While we were able to meet 35% growth levels to the surgeon and patient community from our distributor inventory, we were only able to ship units equaling 19% growth to our distributor. COVID-related employment, production output and modest supply chain challenges impacted the quarter and resulted in a backlog of over 20,000 lenses at the end of the third quarter representing several million dollars of orders-in-house. Despite the challenges which we are addressing, we achieved global ICL unit growth up 29%, year over year, for the third quarter of 2021. ICL unit growth was up 44% in Japan, up 21% in South Korea, up 338% in India, up 25% in Germany, up 66% in the U.S. and up 32% in our hybrid distributor markets. In the U.S. our submission of clinical data for STAAR’s EVO ICL family of myopia lenses remains under customary interactive FDA review. While a formal written response from the FDA has now extended beyond the late October date implied by MDUFA IV performance goals for PMA supplements, we see nothing unusual related to our current process with the FDA at this time.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Income discusses and analyzes data in our unaudited Condensed Consolidated Financial Statements provided in this report, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended October 1, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Nine Months
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.4%	25.9%	22.1%	28.4%
Gross profit	77.6%	74.1%	77.9%	71.6%
General and administrative	18.9%	18.2%	19.0%	20.8%
Selling and marketing	31.1%	26.9%	29.3%	29.0%
Research and development	14.2%	18.6%	14.5%	19.5%
Total selling, general and administrative	64.2%	63.7%	62.8%	69.3%
Operating income	13.4%	10.4%	15.1%	2.3%
Total other income (expense), net	(0.8)%	1.1%	(0.9)%	0.7%
Income before income taxes	12.6%	11.5%	14.2%	3.0%
Provision for income taxes	2.3%	3.2%	2.8%	0.8%
Net income	10.3%	8.3%	11.4%	2.2%

Net Sales

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2021	October 2, 2020	2021 vs. 2020	October 1, 2021	October 2, 2020	2021 vs. 2020
ICLs	$54,153	$41,493	30.5%	$159,889	$101,561	57.4%
Other product sales:
Cataract IOLs	2,525	3,325	(24.1)%	9,324	9,880	(5.6)%
Other surgical products	1,674	2,263	(26.0)%	2,258	6,021	(62.5)%
Total other product sales	4,199	5,588	(24.9)%	11,582	15,901	(27.2)%
Net sales	$58,352	$47,081	23.9%	$171,471	$117,462	46.0%

Net sales for the three months ended October 1, 2021 were $58.4 million, an increase of 24% from $47.1 million reported during the same period of 2020.  The increase in net sales was due to increased ICL sales of $12.7 million, partially offset by a decrease in other product sales of $1.4 million.  Changes in foreign currency unfavorably impacted net sales by $0.2 million.

Net sales for the nine months ended October 1, 2021 were $171.5 million, an increase of 46% from $117.5 million reported during the same period of 2020.  The increase in net sales was due to increased ICL sales of $58.3 million, partially offset by a decrease in other product sales of $4.3 million.  Changes in foreign currency favorably impacted net sales by $1.7 million.

Total ICL sales for the three months ended October 1, 2021 were $54.2 million, an increase of 31% from $41.5 million reported for the same period of 2020, with unit increase of 29%. The APAC region sales increased by 28%, with unit growth up 25%, due to sales growth in India up 348%, Japan up 42%, Korea up 23%, China up 22%, and other APAC Distributors up 18%.  The Europe, Middle East, Africa and Latin America region sales increased 37% with unit increase of 51%, due to sales growth in Middle East and North Africa up 156%, Latin America up 46%, United Kingdom up 45%, Distributor Operations up 30% and Germany up 26% and Spain up 13%.  The North America region sales increased 40%, with unit increase of 50%, due to sales growth in the U.S. up 50%.  Changes in foreign currency unfavorably impacted ICL sales by $0.1 million for the three months ended October 1, 2021.  ICL sales represented 92.8% and 88.1% of our total sales for the three months ended October 1, 2021 and October 2, 2020, respectively.

Total ICL sales for the nine months ended October 1, 2021 were $159.9 million, an increase of 57% from $101.6 million reported for the same period of 2020, with unit increase of 52%. The APAC region sales increased by 54%, with unit growth up 48%, due to sales growth in India up 158%, Japan up 66%, China up 51%, other APAC Distributors up 49%, and Korea up 36%.  The Europe, Middle East, Africa and Latin America region sales increased 66% with unit increase of 68%, due to sales growth in the Middle East and North Africa up 117%, United Kingdom up 97%, Latin America up 81%, Distributor Operations up 62%, Spain up 59% and Germany up 51%.  The North America region sales increased 82%, with unit increase of 94%, due to sales growth in the U.S. up 84% and Canada up 71%.  Changes in foreign currency favorably impacted ICL sales by $1.6 million for the nine months ended October 1, 2021.  ICL sales represented 93.2% and 86.5% of our total sales for the nine months ended October 1, 2021 and October 2, 2020, respectively.

Other product sales, including cataract IOLs were $4.2 million for the three months ended October 1, 2021, a decrease of 25% from $5.6 million reported for the same period of 2020, due to decreased sales of cataract IOLs and low margin injector part sales.  Other product sales were $11.6 million for the nine months ended October 1, 2021, a decrease of 27% from $15.9 million reported for the same period of 2020, mainly due to product yield issues requiring rework related to preloaded injector parts manufactured on our behalf by a third-party vendor then sold by us to a third-party manufacturer for product they sell to their customers, as well as decreased cataract IOL sales.  Changes in foreign currency unfavorably impacted other product sales by $0.1 million for the three October 1, 2021 and favorably impacted other product sales by $0.1 million for the nine months ended October 1, 2021.  Other product sales represented 7.2% and 11.9% of our total sales for the three months ended October 1, 2021 and October 2, 2020, respectively, and represented 6.8% and 13.5% of our total sales for the nine months ended October 1, 2021 and October 2, 2020, respectively.

Gross Profit

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2021	October 2, 2020	2021 vs. 2020	October 1, 2021	October 2, 2020	2021 vs. 2020
Gross profit	$45,301	$34,871	29.9%	$133,646	$84,061	59.0%
Gross margin	77.6%	74.1%		77.9%	71.6%

*	Denotes change is greater than +100%.

Gross profit for the three months ended October 1, 2021 was $45.3 million, a 29.9% increase compared to the $34.9 million reported for the same period of 2020.  Gross profit margin increased to 77.6% of revenue for the three months ended October 1, 2021 compared to 74.1% of revenue for the three months ended October 2, 2020, due to geographic sales mix and a decreased mix of injector part sales which carry a lower margin, partially offset by increased period costs associated with manufacturing projects for the three months ended October 1, 2021.

Gross profit for the nine months ended October 1, 2021 was $133.6 million, a 59.0% increase compared to the $84.1 million reported for the same period of 2020.  Gross profit margin increased to 77.9% of revenue for the nine months ended October 1, 2021 compared to 71.6% of revenue for the nine months ended October 2, 2020, due to geographic sales mix, a decreased mix of injector part sales which carry a lower margin, and for the nine months ended October 2, 2020 there were $1.2 million period costs recorded as a result of COVID-19 and the resulting manufacturing pause from March 17, 2020 through April 27, 2020, partially offset by increased period costs associated with manufacturing projects for the nine months ended October 1, 2021.

General and Administrative Expense

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2021	October 2, 2020	2021 vs. 2020	October 1, 2021	October 2, 2020	2021 vs. 2020
General and administrative expense	$11,018	$8,589	28.3%	$32,671	$24,406	33.9%
Percentage of sales	18.9%	18.2%		19.0%	20.8%

General and administrative expenses for the three months ended October 1, 2021 were $11.0 million, a 28.3% increase compared to the $8.6 million reported for the same period of 2020 due to due to increased bonus and stock-based compensation expenses, salary-related and payroll tax expenses and outside services. General and administrative expenses for the nine months ended October 1, 2021 were $32.7 million, a 33.9% increase compared to the $24.4 million reported for the same period of 2020 due to increased bonus and stock-based compensation expenses, salary-related and payroll tax expenses, outside services, corporate insurance and facilities costs.

Selling and Marketing Expense

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2021	October 2, 2020	2021 vs. 2020	October 1, 2021	October 2, 2020	2021 vs. 2020
Selling and marketing expense	$18,175	$12,649	43.7%	$50,229	$34,003	47.7%
Percentage of sales	31.1%	26.9%		29.3%	29.0%

Selling and marketing expenses for the three months ended October 1, 2021 were $18.2 million, a 43.7% increase compared to the $12.6 million reported for the same period of 2020 due to increased advertising and promotional activities, salary-related and payroll tax expenses and trade shows expenses.  Selling and marketing expenses for the nine months ended October 1, 2021 were $50.2 million, a 47.7% increase compared to the $34.0 million reported for the same period of 2020 due to advertising and promotional activities, salary-related and payroll tax expenses, commission expense, trade shows expense and bonus expenses.

Research and Development Expense

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2021	October 2, 2020	2021 vs. 2020	October 1, 2021	October 2, 2020	2021 vs. 2020
Research and development expense	$8,271	$8,751	(5.5)%	$24,790	$22,960	8.0%
Percentage of sales	14.2%	18.6%		14.5%	19.5%

Research and development expenses for the three months ended October 1, 2021 were $8.3 million, a 5.5% decrease compared to the $8.8 million reported for the same period of 2020 due mainly to decreased clinical expenses associated with our EVO clinical trial.  Research and development expenses for the nine months ended October 1, 2021 were $24.8 million, an 8.0% increase compared to the $23.0 million reported for the same period of 2020 due to increased bonus and stock-based compensation expenses and salary-related and payroll tax expenses, partially offset by decreased clinical expenses associated with our EVO clinical trial.

Other Income (Expense), Net

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2021	October 2, 2020	2021 vs. 2020	October 1, 2021	October 2, 2020	2021 vs. 2020
Other income (expense), net	$(461)	$499	—*	$(1,626)	$781	—*
Percentage of sales	(0.8)%	1.1%		(0.9)%	0.7%

*	Denotes change is greater than +100%.

Other expense, net for the three and nine months ended October 1, 2021 was $0.5 million and $1.6 million, respectively, compared to other income, net of $0.5 million and $0.8 million, respectively, reported for the same period of 2020 due primarily to increased foreign exchange losses (primarily euro).

Income Taxes

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2021	October 2, 2020	2021 vs. 2020	October 1, 2021	October 2, 2020	2021 vs. 2020
Income tax provision	$1,356	$1,489	(8.9)%	$4,751	$887	—*

*	Denotes change is greater than +100%.

We recorded income taxes of $1.4 million and $4.8 million for the three and nine months ended October 1, 2021, respectively, due to pre-tax income generated in certain foreign jurisdictions and, for the nine months ended October 1 2021, a recapture of our U.S. valuation allowance of $0.8 million as a result of increased tax deductions in the projection of taxable income used in our valuation assessment.  The Company, from time to time may adjust the projections of taxable income as a result of current conditions.  We recorded income taxes of $1.5 million for the three months ended October 2, 2020 due to pre-tax income generated in certain foreign jurisdictions, partially offset by a reversal of $0.2 million of its U.S. valuation allowance, as a result of an increase in foreign income and changes in the usage and release of certain deferred tax assets.  We recorded an income taxes of $0.9 million for the nine months ended October 2, 2020 due to pre-tax income generated in certain foreign jurisdictions, offset by a release of our U.S. valuation allowance of $1.2 million, as a result of us revising our global forecasts in response to the impacts of COVID-19, and due to changes in the usage and release of certain deferred tax assets.

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset may not be realizable.  The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. In evaluating our ability to recover our deferred tax assets, we consider among other things, projected future income, tax planning strategies and all other available evidence both positive and negative in making this assessment.  The “incremental cash tax savings approach” is further described in Notes 1 and 10 of the Company’s fiscal 2020 Form 10-K. Under the incremental cash tax savings approach, our cumulative valuation allowance recorded was $38.4 million and $8.1 million for federal and state, respectively, at October 1, 2021, and $34.7 million and $7.4 million for federal and state, respectively, at January 1, 2021.  Under the incremental cash tax savings approach, the valuation allowance recorded reflects the net operating losses and deferred tax assets which will not result in future cash tax savings and therefore provide no additional benefit.  Total U.S. net deferred tax assets were $3.0 million and $3.9 million as of October 1, 2021 and January 1, 2021, respectively.

Liquidity and Capital Resources

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Although we have experienced some delays in payments on accounts receivable as a result of the COVID-19 pandemic in the first half of 2020, this has improved since the third quarter of 2020 as our customers resume elective refractive surgery.  We are unaware of any impairment of assets resulting from the COVID-19 pandemic.  The Company did not apply for or require financing available under the Coronavirus Aid, Relief, and Economic Security “CARES” Act and does not expect to do so given the strength of our balance sheet.  Our financial condition at October 1, 2021 and January 1, 2021 included the following (in millions):

	October 1, 2021	January 1, 2021	2021 vs. 2020
Cash and cash equivalents	$196.2	$152.5	$43.7
Current assets	$263.9	$216.4	$47.5
Current liabilities	46.8	41.2	5.6
Working capital	$217.1	$175.2	$41.9

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.  Additionally, at October 1, 2021, we have a line of credit with a Japanese lender, in the amount of $1.3 million, with $3.2 million of availability. We expect to repay this credit facility in full upon maturity at November 21, 2021.

Net cash provided by operating activities was $35.5 million for the nine months ended October 1, 2021 compared to $1.4 million for the nine months ended October 2, 2020.  Net cash provided by operating activities for the nine months ended October 1, 2021, consisted of $19.6 million in net income, $16.8 in non-cash items, offset by $0.9 million in working-capital changes.  The increase in net cash provided by operating activities during the nine months ended October 1, 2021 was due to changes in net income of $17.0 million, net working capital of $12.9 million and non-cash items of $4.2 million.

Net cash used in investing activities was $9.0 million and $6.3 million for the nine months ended October 1, 2021 and October 2, 2020, respectively, and relate primarily to the acquisition of property, plant, and equipment, due to increased investments in manufacturing and leasehold improvements intending to satisfy growing demand for our products.

Net cash provided by financing activities was $18.0 million and $13.0 million for the nine months ended October 1, 2021 and October 2, 2020, respectively.  Net cash provided by financing activities for the nine months ended October 1, 2021 consisted of $18.3 million of proceeds from the exercise of stock options, partially offset by $0.3 million repayment of finance lease obligations.

Credit Facilities and Commitments

Lines of Credit and Leases

See Notes 7 and 8 of the accompanying Condensed Consolidated Financial Statements.

Covenant Compliance

The Company is in compliance with the covenants of its credit facility as of October 1, 2021.

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

During the nine months ended October 1, 2021, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 1, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended October 1, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	November 3, 2021	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)