Form 10-Q
period 2022-04-01
STAAR SURGICAL CO
filed 2022-05-04
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    April 1, 2022

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

The registrant has 47,811,264 shares of common stock, par value $0.01 per share, issued and outstanding as of April 29, 2022.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	April 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$193,067	$199,706
Accounts receivable trade, net of allowance for credit losses of $77 and $43, respectively	47,074	43,531
Inventories, net	18,450	17,274
Prepayments, deposits and other current assets	15,311	10,900
Total current assets	273,902	271,411
Property, plant and equipment, net	39,645	35,912
Finance lease right-of-use assets, net	461	506
Operating lease right-of-use assets, net	31,030	31,310
Intangible assets, net	203	218
Goodwill	1,786	1,786
Deferred income taxes	3,333	3,813
Other assets	817	822
Total assets	$351,177	$345,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,421	$8,699
Obligations under finance leases	151	127
Obligations under operating leases	3,608	3,283
Allowance for sales returns	4,566	4,816
Other current liabilities	19,436	31,877
Total current liabilities	41,182	48,802
Obligations under finance leases	338	382
Obligations under operating leases	27,762	28,269
Deferred income taxes	811	811
Asset retirement obligations	186	198
Pension liability	4,581	8,758
Total liabilities	74,860	87,220
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 47,810 and 47,716 shares issued and outstanding at April 1, 2022 and December 31, 2021, respectively	478	477
Additional paid-in capital	378,690	373,519
Accumulated other comprehensive loss	(1,063)	(4,048)
Accumulated deficit	(101,788)	(111,390)
Total stockholders’ equity	276,317	258,558
Total liabilities and stockholders’ equity	$351,177	$345,778

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net sales	$63,200	$50,752
Cost of sales	13,936	11,610
Gross profit	49,264	39,142
Selling, general and administrative expenses:
General and administrative	11,940	10,212
Selling and marketing	17,270	13,201
Research and development	7,941	8,259
Total selling, general and administrative expenses	37,151	31,672
Operating income	12,113	7,470
Other expense, net:
Interest expense, net	(6)	(7)
Loss on foreign currency transactions	(915)	(1,299)
Royalty income	273	160
Other income (expense), net	62	(85)
Total other expense, net	(586)	(1,231)
Income before income taxes	11,527	6,239
Provision for income taxes	1,925	1,247
Net income	$9,602	$4,992
Net income per share:
Basic	$0.20	$0.11
Diluted	$0.19	$0.10
Weighted average shares outstanding:
Basic	47,755	46,617
Diluted	49,288	49,213

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net income	$9,602	$4,992
Other comprehensive income:
Defined benefit plans:
Net change in plan assets	4,068	3,084
Reclassification into other income (expense), net	52	120
Foreign currency translation loss	(1,014)	(1,116)
Tax effect	(121)	—
Other comprehensive income, net of tax	2,985	2,088
Comprehensive income	$12,587	$7,080

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 31, 2021	47,716	$477	$373,519	$(4,048)	$(111,390)	$258,558
Net income	—	—	—	—	9,602	9,602
Other comprehensive income	—	—	—	2,985	—	2,985
Common stock issued upon exercise of options	49	1	911	—	—	912
Stock-based compensation	—	—	4,260	—	—	4,260
Vested restricted and performance stock	45	—	—	—	—	—
Balance, at April 1, 2022	47,810	$478	$378,690	$(1,063)	$(101,788)	$276,317

Balance, at January 1, 2021	46,448	$464	$338,194	$(5,545)	$(135,891)	$197,222
Net income	—	—	—	—	4,992	4,992
Other comprehensive income	—	—	—	2,088	—	2,088
Common stock issued upon exercise of options	376	4	6,230	—	—	6,234
Stock-based compensation	—	—	3,639	—	—	3,639
Vested restricted stock	33	1	—	—	—	1
Balance, at April 2, 2021	46,857	$469	$348,063	$(3,457)	$(130,899)	$214,176

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net income	$9,602	$4,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	994	865
Amortization of intangibles	8	9
Change in net pension liability	41	127
Loss on disposal of property and equipment	—	2
Stock-based compensation expense	3,894	3,330
Provision for sales returns and bad debts	(194)	103
Inventory provision	434	384
Changes in working capital:
Accounts receivable	(3,927)	1,138
Inventories	(1,483)	984
Prepayments, deposits, and other current assets	(4,505)	(143)
Accounts payable	2,668	(399)
Other current liabilities	(12,142)	(4,626)
Net cash provided by (used in) operating activities	(4,610)	6,766
Cash flows from investing activities:
Acquisition of property and equipment	(2,539)	(2,159)
Net cash used in investing activities	(2,539)	(2,159)
Cash flows from financing activities:
Repayment of finance lease obligations	(18)	(235)
Proceeds from the exercise of stock options	912	6,234
Proceeds from vested restricted stock	—	1
Net cash provided by financing activities	894	6,000
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(384)	(716)
Increase (decrease) in cash, cash equivalents and restricted cash	(6,639)	9,891
Cash and cash equivalents, at beginning of the period	199,706	152,453
Cash and cash equivalents, at end of the period	$193,067	$162,344

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in the Comprehensive Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of December 31, 2021 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Condensed Consolidated Financial Statements for the three months ended April 1, 2022 and April 2, 2021, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended April 1, 2022 and April 2, 2021, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Vendor Concentration

There were no vendors that accounted for over 10% of the Company’s consolidated accounts payable as of April 1, 2022 and December 31, 2021.  There were no vendors that accounted for over 10% of the Company’s consolidated purchases for the three months ended April 1, 2022 and April 2, 2021, respectively.

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	April 1, 2022	December 31, 2021
Raw materials and purchased parts	$4,480	$3,971
Work in process	3,599	4,031
Finished goods	11,538	10,429
Total inventories, gross	19,617	18,431
Less inventory reserves	(1,167)	(1,157)
Total inventories, net	$18,450	$17,274

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	April 1, 2022	December 31, 2021
Prepayments and deposits	$4,999	$4,047
Prepaid insurance	2,523	2,647
Prepaid marketing	2,227	543
Consumption tax receivable	294	830
Value added tax (VAT) receivable	2,348	2,197
BVG (Swiss Pension) prepayment	1,229	15
Other(1)	1,691	621
Total prepayments, deposits and other current assets	$15,311	$10,900

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	April 1, 2022	December 31, 2021
Machinery and equipment	$25,116	$24,127
Computer equipment and software	9,000	8,807
Furniture and fixtures	3,627	3,658
Leasehold improvements	11,991	11,821
Construction in process	25,215	21,827
Total property, plant and equipment, gross	74,949	70,240
Less accumulated depreciation	(35,304)	(34,328)
Total property, plant and equipment, net	$39,645	$35,912

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	April 1, 2022			December 31, 2021
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,279	$(9,076)	$203	$9,315	$(9,097)	$218

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 1, 2022	December 31, 2021
Accrued salaries and wages	$6,801	$12,030
Accrued bonuses	1,466	8,091
Income taxes payable	2,872	2,248
Marketing obligations	2,415	2,243
Other(1)	5,882	7,265
Total other current liabilities	$19,436	$31,877

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Leases

Finance Leases

The Company entered into finance leases primarily related to purchases of equipment used for manufacturing, computer-related equipment or furniture and fixtures.  These finance leases are two to five years in length and have fixed payment amounts for the term of the contract and have options to purchase the assets at the end of the lease term.  Supplemental balance sheet information related to finance leases consisted of the following (dollars in thousands):

	April 1, 2022	December 31, 2021
Machinery and equipment	$33	$35
Computer equipment and software	19	506
Furniture and fixtures	475	475
Finance lease right-of-use assets, gross	527	1,016
Less accumulated depreciation	(66)	(510)
Finance lease right-of-use assets, net	$461	$506

Total finance lease liability	$489	$509
Weighted-average remaining lease term (in years)	3.0	3.2
Weighted-average discount rate	4.06%	4.02%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Amortization of finance lease right-of-use asset	$43	$36
Interest on finance lease liabilities	3	4
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	3	4
Financing cash flows	18	235

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

	April 1, 2022	December 31, 2021
Machinery and equipment	$808	$760
Computer equipment and software	472	472
Real property	34,911	34,426
Operating lease right-of-use assets, gross	36,191	35,658
Less accumulated depreciation	(5,161)	(4,348)
Operating lease right-of-use assets, net	$31,030	$31,310

Total operating lease liability	$31,370	$31,552
Weighted-average remaining lease term (in years)	7.5	7.8
Weighted-average discount rate	3.59%	3.56%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Leases (Continued)

Operating Leases (Continued)

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Operating lease cost	$1,138	$783
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	932	785
Right-of-use assets obtained in exchange for new operating lease liabilities	675	651

Maturities of Lease Liabilities

Maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of April 1, 2022 is as follows (in thousands):

As of April 1, 2022 12 Months Ended	Operating Leases	Finance Leases
March 2023	$5,266	$168
March 2024	5,521	183
March 2025	4,918	170
March 2026	3,703	—
March 2027	3,634	—
Thereafter	13,211	—
Total future minimum lease payments	$36,253	$521
Less amounts representing interest	(4,883)	(32)
Present value of future minimum lease payments	$31,370	$489
Current lease obligations	(3,608)	(151)
Long-term lease obligations	$27,762	$338

Note 8 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Provision for income taxes	$1,925	$1,247

The effective tax rates for the three months ended April 1, 2022 and April 2, 2021 was 16.7% and 20.0%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended April 1, 2022 and April 2, 2021, respectively, primarily due to the income taxes generated in foreign jurisdictions. The effective tax rate for the first three months of 2022 was lower than the same period in 2021 primarily due to jurisdictions in which the income is earned.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Service cost(1)	$326	$348
Interest cost(2)	20	14
Expected return on plan assets(2)	(118)	(99)
Prior service credit(2),(3)	(45)	(11)
Actuarial loss recognized in current period(2),(3)	97	131
Net periodic pension cost	$280	$383

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)	Recognized in other expense, net on the Condensed Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Employer contribution	$216	$193

Note 10 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Employee stock options	$2,327	$2,472
Restricted stock	109	166
Restricted stock units	762	537
Performance stock units	382	93
Nonemployee stock options	314	62
Total stock-based compensation expense	$3,894	$3,330

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Cost of sales	$70	$35
General and administrative	1,781	1,439
Selling and marketing	889	833
Research and development	1,154	1,023
Total stock-based compensation expense, net	3,894	3,330
Amounts capitalized as part of inventory	366	309
Total stock-based compensation expense, gross	$4,260	$3,639

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stockholders’ Equity (Continued)

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of April 1, 2022, there were 2,188,629 shares available for grant under the Plan.

Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted is derived from the historical exercises and post-vesting cancellations and represents the period of time that options granted are expected to be outstanding.  The Company has calculated a 5% estimated forfeiture rate based on historical forfeiture experience.  The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

	Three Months Ended
	April 1, 2022	April 2, 2021
Expected dividend yield	0%	0%
Expected volatility	54%	53%
Risk-free interest rate	1.71%	0.84%
Expected term (in years)	5.10	5.38

Stock Options

A summary of stock option activity under the Plan for three months ended April 1, 2022 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at December 31, 2021	2,435
Granted	388
Exercised	(49)
Forfeited or expired	(7)
Outstanding at April 1, 2022	2,767	$5.34	$154.96
Exercisable at April 1, 2022	1,997

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the three months ended April 1, 2022 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 31, 2021	3	131	10
Granted	—	113	113
Vested	—	(45)	—
Unvested at April 1, 2022	3	199	123

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 - Commitments and Contingencies

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

Note 12 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended
	April 1, 2022	April 2, 2021
Numerator:
Net income	$9,602	$4,992
Denominator:
Weighted average common shares:
Common shares outstanding	47,758	46,628
Less: Unvested restricted stock	(3)	(11)
Denominator for basic calculation	47,755	46,617
Weighted average effects of potentially diluted common stock:
Stock options	1,470	2,491
Unvested restricted stock	1	8
RSUs	55	88
PSUs	7	9
Denominator for diluted calculation	49,288	49,213
Net income per share:
Basic	$0.20	$0.11
Diluted	$0.19	$0.10

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

	Three Months Ended
	April 1, 2022	April 2, 2021
Stock options	613	86
Restricted stock, RSUs and PSUs	24	—
Total	637	86

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Non-consignment sales	$57,569	$45,417
Consignment sales	5,631	5,335
Total net sales	$63,200	$50,752

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

	Three Months Ended
	April 1, 2022	April 2, 2021
Domestic	$2,630	$2,340
Foreign:
China	28,239	19,643
Japan	11,633	9,603
Other(1)	20,698	19,166
Total foreign sales	60,570	48,412
Total net sales	$63,200	$50,752

(1)	No other location individually exceeds 10% of the total sales.

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

	Three Months Ended
	April 1, 2022	April 2, 2021
ICLs	$58,675	$46,501
Other product sales:
Cataract IOLs	2,902	3,725
Other surgical products	1,623	526
Total other product sales	4,525	4,251
Total net sales	$63,200	$50,752

One customer, the Company’s distributor in China, accounted for 45% and 39% of net sales for the three ended April 1, 2022 and April 2, 2021, respectively.  As of April 1, 2022 and December 31, 2021, respectively, one customer, the Company’s distributor in China, accounted for 50% and 47% of consolidated trade receivables.

Note 14 — COVID-19 Developments

In December 2019, COVID-19 surfaced and in March 2020, the World Health Organization declared a pandemic related to the rapid spread of COVID-19 around the world.  The impact of the COVID-19 outbreak on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, uncertain and may continue to be significant as COVID-19 variant strains emerge. The Company’s revenues have been adversely impacted, and the Company experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID-19 virus, including parts of Europe, North America, Asia, the Middle East and India.  In certain of these markets, sales have paused as elective surgeries are discouraged to support COVID-19 related needs.  The Company continues to monitor the commercial and operational impact of new variants of COVID-19.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the expected impact of the COVID-19 pandemic and related public health measures (including but not limited to their impact on sales, operations or clinical trials globally), the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2022 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and we can give no assurance that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described in in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on February 23, 2022.  We undertake no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

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

Recent Developments

During the first quarter, ICL units grew 29% compared to the prior year quarter. Highlights included unit growth in China up 37%, Japan up 35% and India up 34%, all as compared to the prior year quarter. As previously announced in March, the FDA approved the EVO Visian ICL family of myopia lenses for sale in the U.S. Commercialization of EVO in the U.S. is underway in multiple cities. At this time, despite COVID-19 lockdowns in multiple cities in China, shipments of EVO lenses to China remain robust in anticipation of the upcoming summer implant season. Based on our global demand forecast, including projected release of remaining backlog lenses, we reaffirm our previously provided outlook for annual sales. For fiscal 2022 we continue to anticipate approximately $295 million in net sales, which represents year over year growth of 28%. We continue to monitor the commercial and operational impact of new variants of COVID-19 in our markets, which remains uncertain at this time and may adversely affect our financial results. We are also monitoring inflation globally, which may adversely affect our financial results in the future if it persists.

Critical Accounting Estimates

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

Management believes that there have been no significant changes during the three months ended April 1, 2022 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months
	April 1, 2022	April 2, 2021
Net sales	100.0%	100.0%
Cost of sales	22.1%	22.9%
Gross profit	77.9%	77.1%
General and administrative	18.9%	20.1%
Selling and marketing	27.3%	26.0%
Research and development	12.6%	16.3%
Total selling, general and administrative	58.8%	62.4%
Operating income	19.1%	14.7%
Total other expense, net	(0.9)%	(2.4)%
Income before income taxes	18.2%	12.3%
Provision for income taxes	3.0%	2.5%
Net income	15.2%	9.8%

Net Sales

	Three Months Ended		Percentage Change
	April 1, 2022	April 2, 2021	2022 vs. 2021
ICLs	$58,675	$46,501	26.2%
Other product sales:
Cataract IOLs	2,902	3,725	(22.1)%
Other surgical products	1,623	526	—*
Total other product sales	4,525	4,251	6.4%
Net sales	$63,200	$50,752	24.5%

*	Denotes change is greater than +100%.

Net sales for the three months ended April 1, 2022 increased 25% from the same period of 2021.  The increase in net sales was due to increased ICL sales of $12.2 million.  Changes in foreign currency unfavorably impacted net sales by $1.9 million.

Total ICL sales for the three months ended April 1, 2022 increased 26% from the same period of 2021, with unit increase of 29%. The APAC region sales increased by 35%, with unit growth up 34%, due to sales growth in other APAC Distributors up 58%, China up 44%, India up 38%, Japan up 21% and Korea up 14%.  The Europe, Middle East, Africa and Latin America region sales decreased 1% with unit increase of 6%, due to sales decreases in the Middle East and North

Africa down 16%, Germany down 14% and United Kingdom down 6%, offset by growth in Latin America up 45%, Distributor Operations up 5% and Spain up 4%.  The North America region sales increased 20%, with unit increase of 17%, due to sales growth in Canada up 25% and the U.S. up 19%.  Changes in foreign currency unfavorably impacted ICL sales by $1.4 million for the three months ended April 1, 2022.  ICL sales represented 92.8% and 91.6% of our total sales for the three months ended April 1, 2022 and April 2, 2021, respectively.

Other product sales, including cataract IOLs for the three months ended April 1, 2022, increased 6% from the same period of 2021, due to increased preloaded injector part sales, partially offset by decreased sales of cataract IOLs.  In the first half of 2021, we experienced product yield issues requiring rework related to preloaded injector parts manufactured on our behalf by a third-party vendor then sold by us to a third-party manufacturer for product they sell to their customers.  Changes in foreign currency unfavorably impacted other product sales by $0.5 million for the three months April 1, 2022.  Other product sales represented 7.2% and 8.4% of our total sales for the three months ended April 1, 2022 and April 2, 2021, respectively.

Gross Profit

	Three Months Ended		Percentage Change
	April 1, 2022	April 2, 2021	2022 vs. 2021
Gross profit	$49,264	$39,142	25.9%
Gross margin	77.9%	77.1%

*	Denotes change is greater than +100%.

Gross profit for the three months ended April 1, 2022 increased 25.9% from the same period of 2021.  Gross profit margin increased to 77.9% of revenue for the three months ended April 1, 2022 compared to 77.1% of revenue for the three months ended April 2, 2021, due mainly to product and geographic sales mix and decreased period costs associated with manufacturing projects.

General and Administrative Expense

	Three Months Ended		Percentage Change
	April 1, 2022	April 2, 2021	2022 vs. 2021
General and administrative expense	$11,940	$10,212	16.9%
Percentage of sales	18.9%	20.1%

General and administrative expenses for the three months ended April 1, 2022 increased 16.9% from the same period of 2021 due to increased facility costs, stock-based compensation expenses and salary-related and payroll tax expenses.

Selling and Marketing Expense

	Three Months Ended		Percentage Change
	April 1, 2022	April 2, 2021	2022 vs. 2021
Selling and marketing expense	$17,270	$13,201	30.8%
Percentage of sales	27.3%	26.0%

Selling and marketing expenses for the three months ended April 1, 2022 increased 30.8% from the same period of 2021 due to increased advertising and promotional activities and salary-related and payroll tax expenses.

Research and Development Expense

	Three Months Ended		Percentage Change
	April 1, 2022	April 2, 2021	2022 vs. 2021
Research and development expense	$7,941	$8,259	(3.9)%
Percentage of sales	12.6%	16.3%

Research and development expenses for the three months ended April 1, 2022 decreased 3.9% from the same period of 2021 due mainly to decreased clinical expenses associated with our EVO clinical trial in the U.S.

Other Expense, Net

	Three Months Ended		Percentage Change
	April 1, 2022	April 2, 2021	2022 vs. 2021
Other expense, net	$(586)	$(1,231)	52.4%
Percentage of sales	(0.9)%	(2.4)%

The change in other expense, net for the three months ended April 1, 2022 and April 2, 2021, was due primarily to decreased foreign exchange losses (primarily euro).

Income Taxes

	Three Months Ended		Percentage Change
	April 1, 2022	April 2, 2021	2022 vs. 2021
Income tax provision	$1,925	$1,247	54.4%

The effective tax rates for the three months ended April 1, 2022 and April 2, 2021 was 16.7% and 20.0%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended April 1, 2022 and April 2, 2021, respectively, primarily due to the income taxes generated in foreign jurisdictions. The effective tax rate for the first three months of 2022 was lower than the same period in 2021 primarily due to jurisdictions in which the income is earned.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Our financial condition at April 1, 2022 and December 31, 2021 included the following (in millions):

	April 1, 2022	December 31, 2021	2022 vs. 2021
Cash and cash equivalents	$193.1	$199.7	$(6.6)
Current assets	$273.9	$271.4	$2.5
Current liabilities	41.2	48.8	(7.6)
Working capital	$232.7	$222.6	$10.1

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We do not have any off-balance sheet arrangements.

A summary of cash flows for the three months ended April 1, 2022 and April 2, 2021 was as follows (dollars in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Cash flows from:
Operating activities	$(4,610)	$6,766
Investing activities	(2,539)	(2,159)
Financing activities	894	6,000
Effect of exchange rate changes	(384)	(716)
Net increase (decrease) in cash and cash equivalents	(6,639)	9,891
Cash and cash equivalents, at beginning of year	199,706	152,453
Cash and cash equivalents, at end of year	$193,067	$162,344

For the three months ended April 1, 2022 net cash used by operating activities consisted of $19.3 million in working-capital changes, offset by $9.6 million in net income and $5.2 in non-cash items.

The increase in investments of property, plant and equipment for the three months ended April 1, 2022 relative to the same period of 2021, was due to increased investments in manufacturing facilities.

Net cash provided by financing activities for the three months ended April 1, 2022 consisted of $0.9 million of proceeds from the exercise of stock options.  For the three months ended April 2, 2021, net cash provided by financing activities consisted of $6.2 million of proceeds from the exercise of stock options, partially offset by $0.2 million repayment of finance lease obligations.

Commitments

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

During the three months ended April 1, 2022, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2021. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended April 1, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	May 4, 2022	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)