Form 10-Q
period 2022-07-01
STAAR SURGICAL CO
filed 2022-08-10
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    July 1, 2022

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

The registrant has 48,038,340 shares of common stock, par value $0.01 per share, issued and outstanding as of August 5, 2022.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	July 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$202,490	$199,706
Accounts receivable trade, net of allowance for credit losses of $55 and $43, respectively	62,811	43,531
Inventories, net	18,089	17,274
Prepayments, deposits and other current assets	13,066	10,900
Total current assets	296,456	271,411
Property, plant and equipment, net	42,813	35,912
Finance lease right-of-use assets, net	420	506
Operating lease right-of-use assets, net	30,363	31,310
Intangible assets, net	184	218
Goodwill	1,786	1,786
Deferred income taxes	3,217	3,813
Other assets	786	822
Total assets	$376,025	$345,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,716	$8,699
Obligations under finance leases	166	127
Obligations under operating leases	3,708	3,283
Allowance for sales returns	5,550	4,816
Other current liabilities	24,374	31,877
Total current liabilities	46,514	48,802
Obligations under finance leases	295	382
Obligations under operating leases	26,880	28,269
Deferred income taxes	1,037	811
Asset retirement obligations	169	198
Pension liability	1,823	8,758
Total liabilities	76,718	87,220
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 48,024 and 47,716 shares issued and outstanding at July 1, 2022 and December 31, 2021, respectively	480	477
Additional paid-in capital	387,328	373,519
Accumulated other comprehensive loss	249	(4,048)
Accumulated deficit	(88,750)	(111,390)
Total stockholders’ equity	299,307	258,558
Total liabilities and stockholders’ equity	$376,025	$345,778

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net sales	$81,101	$62,367	$144,301	$113,119
Cost of sales	17,229	13,164	31,165	24,774
Gross profit	63,872	49,203	113,136	88,345
Selling, general and administrative expenses:
General and administrative	13,983	11,441	25,923	21,653
Selling and marketing	24,233	18,853	41,503	32,054
Research and development	8,636	8,260	16,577	16,519
Total selling, general and administrative expenses	46,852	38,554	84,003	70,226
Operating income	17,020	10,649	29,133	18,119
Other expense, net:
Interest income (expense), net	43	(5)	37	(12)
Loss on foreign currency transactions	(1,860)	(131)	(2,775)	(1,430)
Royalty income	177	151	450	311
Other income (expense), net	89	51	151	(34)
Total other income (expense), net	(1,551)	66	(2,137)	(1,165)
Income before income taxes	15,469	10,715	26,996	16,954
Provision for income taxes	2,431	2,148	4,356	3,395
Net income	$13,038	$8,567	$22,640	$13,559
Net income per share:
Basic	$0.27	$0.18	$0.47	$0.29
Diluted	$0.26	$0.17	$0.46	$0.27
Weighted average shares outstanding:
Basic	47,889	47,099	47,822	46,858
Diluted	49,223	49,491	49,264	49,373

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$13,038	$8,567	$22,640	$13,559
Other comprehensive income:
Defined benefit plans:
Net change in plan assets	2,593	(457)	6,661	2,627
Reclassification into other income (expense), net	33	120	85	240
Foreign currency translation loss	(1,502)	(111)	(2,516)	(1,227)
Tax effect	188	69	67	69
Other comprehensive income (loss), net of tax	1,312	(379)	4,297	1,709
Comprehensive income	$14,350	$8,188	$26,937	$15,268

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at April 1, 2022	47,810	$478	$378,690	$(1,063)	$(101,788)	$276,317
Net income	—	—	—	—	13,038	13,038
Other comprehensive income	—	—	—	1,312	—	1,312
Common stock issued upon exercise of options	202	2	2,232	—	—	2,234
Stock-based compensation	—	—	6,406	—	—	6,406
Unvested restricted stock	7	—	—	—	—	—
Vested restricted and performance stock	5	—	—	—	—	—
Balance, at July 1, 2022	48,024	$480	$387,328	$249	$(88,750)	$299,307

Balance, at April 2, 2021	46,857	$469	$348,063	$(3,457)	$(130,899)	$214,176
Net income	—	—	—	—	8,567	8,567
Other comprehensive loss	—	—	—	(379)	—	(379)
Common stock issued upon exercise of options	530	5	7,871	—	—	7,876
Stock-based compensation	—	—	4,382	—	—	4,382
Unvested restricted stock	3	—	—	—	—	—
Vested restricted stock	1	—	—	—	—	—
Balance, at July 2, 2021	47,391	$474	$360,316	$(3,836)	$(122,332)	$234,622

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 31, 2021	47,716	$477	$373,519	$(4,048)	$(111,390)	$258,558
Net income	—	—	—	—	22,640	22,640
Other comprehensive income	—	—	—	4,297	—	4,297
Common stock issued upon exercise of options	251	3	3,143	—	—	3,146
Stock-based compensation	—	—	10,666	—	—	10,666
Unvested restricted stock	7	—	—	—	—	—
Vested restricted and performance stock	50	—	—	—	—	—
Balance, at July 1, 2022	48,024	$480	$387,328	$249	$(88,750)	$299,307

Balance, at January 1, 2021	46,448	$464	$338,194	$(5,545)	$(135,891)	$197,222
Net income	—	—	—	—	13,559	13,559
Other comprehensive income	—	—	—	1,709	—	1,709
Common stock issued upon exercise of options	906	9	14,101	—	—	14,110
Stock-based compensation	—	—	8,021	—	—	8,021
Unvested restricted stock	3	—	—	—	—	—
Vested restricted stock	34	1	—	—	—	1
Balance, at July 2, 2021	47,391	$474	$360,316	$(3,836)	$(122,332)	$234,622

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net income	$22,640	$13,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	2,024	1,754
Amortization of intangibles	15	17
Deferred income taxes	—	845
Change in net pension liability	52	(27)
Loss on disposal of property and equipment	—	2
Stock-based compensation expense	9,648	7,322
Provision for sales returns and bad debts	800	932
Inventory provision	1,428	697
Changes in working capital:
Accounts receivable	(20,137)	(13,797)
Inventories	(1,825)	2,238
Prepayments, deposits, and other current assets	(2,260)	(307)
Accounts payable	3,243	(268)
Other current liabilities	(6,992)	181
Net cash provided by operating activities	8,636	13,148
Cash flows from investing activities:
Acquisition of property and equipment	(7,810)	(5,683)
Net cash used in investing activities	(7,810)	(5,683)
Cash flows from financing activities:
Repayment of finance lease obligations	(45)	(278)
Proceeds from the exercise of stock options	3,146	14,110
Proceeds from vested restricted stock	—	1
Net cash provided by financing activities	3,101	13,833
Effect of exchange rate changes on cash and cash equivalents	(1,143)	(668)
Increase in cash and cash equivalents	2,784	20,630
Cash and cash equivalents, at beginning of the period	199,706	152,453
Cash and cash equivalents, at end of the period	$202,490	$173,083

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

The Condensed Consolidated Financial Statements for the three and six months ended July 1, 2022 and July 2 2021, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended July 1, 2022 and July 2, 2021, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Vendor Concentration

There were no vendors that accounted for over 10% of the Company’s consolidated accounts payable as of July 1, 2022 and December 31, 2021.  There were no vendors that accounted for over 10% of the Company’s consolidated purchases for the three and six months ended July 1, 2022 and July 2, 2021, respectively.

Note 2 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	July 1, 2022	December 31, 2021
Raw materials and purchased parts	$5,119	$3,971
Work in process	3,446	4,031
Finished goods	11,222	10,429
Total inventories, gross	19,787	18,431
Less inventory reserves	(1,698)	(1,157)
Total inventories, net	$18,089	$17,274

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 3 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	July 1, 2022	December 31, 2021
Prepayments and deposits	$4,397	$4,047
Prepaid insurance	1,351	2,647
Prepaid marketing	2,244	543
Consumption tax receivable	519	830
Value added tax (VAT) receivable	2,208	2,197
BVG (Swiss Pension) prepayment	1,021	15
Swiss social insurance prepayment	945	—
Other(1)	381	621
Total prepayments, deposits and other current assets	$13,066	$10,900

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 4 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	July 1, 2022	December 31, 2021
Machinery and equipment	$26,611	$24,127
Computer equipment and software	8,977	8,807
Furniture and fixtures	4,478	3,658
Leasehold improvements	12,081	11,821
Construction in process	26,828	21,827
Total property, plant and equipment, gross	78,975	70,240
Less accumulated depreciation	(36,162)	(34,328)
Total property, plant and equipment, net	$42,813	$35,912

Note 5 –Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	July 1, 2022			December 31, 2021
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,227	$(9,043)	$184	$9,315	$(9,097)	$218

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 1, 2022	December 31, 2021
Accrued salaries and wages	$9,305	$12,030
Accrued bonuses	2,754	8,091
Income taxes payable	4,074	2,248
Marketing obligations	2,481	2,243
Other(1)	5,760	7,265
Total other current liabilities	$24,374	$31,877

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

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

	July 1, 2022	December 31, 2021
Machinery and equipment	$30	$35
Computer equipment and software	17	506
Furniture and fixtures	475	475
Finance lease right-of-use assets, gross	522	1,016
Less accumulated depreciation	(102)	(510)
Finance lease right-of-use assets, net	$420	$506

Total finance lease liability	$461	$509
Weighted-average remaining lease term (in years)	2.7	3.2
Weighted-average discount rate	4.09%	4.02%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Amortization of finance lease right-of-use asset	$39	$20	$82	$56
Interest on finance lease liabilities	5	1	8	5
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	5	1	8	5
Financing cash flows	27	43	45	278

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

	July 1, 2022	December 31, 2021
Machinery and equipment	$782	$760
Computer equipment and software	446	472
Real property	34,108	34,426
Operating lease right-of-use assets, gross	35,336	35,658
Less accumulated depreciation	(4,973)	(4,348)
Operating lease right-of-use assets, net	$30,363	$31,310

Total operating lease liability	$30,588	$31,552
Weighted-average remaining lease term (in years)	7.4	7.8
Weighted-average discount rate	3.66%	3.56%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Leases (Continued)

Operating Leases (Continued)

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Operating lease cost	$1,166	$857	$2,304	$1,640
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,034	801	1,966	1,586
Right-of-use assets obtained in exchange for new operating lease liabilities	2,081	3,356	2,756	4,007

Maturities of Lease Liabilities

Maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of July 1, 2022 is as follows (in thousands):

As of July 1, 2022 12 Months Ended	Operating Leases	Finance Leases
June 2023	$5,340	$181
June 2024	5,392	179
June 2025	4,624	128
June 2026	3,700	—
June 2027	3,655	—
Thereafter	12,613	—
Total future minimum lease payments	$35,324	$488
Less amounts representing interest	(4,736)	(27)
Present value of future minimum lease payments	$30,588	$461
Current lease obligations	(3,708)	(166)
Long-term lease obligations	$26,880	$295

 Note 8 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Provision for income taxes	$2,431	$2,148	$4,356	$3,395

The effective tax rates for the three months ended July 1, 2022 and July 2, 2021 was 15.7% and 20.0%, respectively, and was 16.1% and 20.0%, for the six months ended July 1, 2022 and July 2, 2021, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended July 1, 2022 and July 2, 2021, respectively, primarily due to the income taxes generated in foreign jurisdictions. The effective tax rate for the three and six months ended July 1, 2022 was lower than the same period in 2021 primarily due to jurisdictions in which the income is earned.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Service cost(1)	$309	$329	$635	$677
Interest cost(2)	21	14	41	28
Expected return on plan assets(2)	(123)	(101)	(241)	(200)
Prior service credit(2),(3)	(46)	(11)	(91)	(22)
Actuarial loss recognized in current period(2),(3)	79	131	176	262
Net periodic pension cost	$240	$362	$520	$745

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)	Recognized in other expense, net on the Condensed Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Employer contribution	$220	$204	$436	$397

Note 10 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Employee stock options	$2,457	$2,784	$4,784	$5,256
Restricted stock	442	232	551	398
Restricted stock units	1,231	811	1,993	1,348
Performance stock units	1,310	108	1,692	201
Nonemployee stock options	314	57	628	119
Total stock-based compensation expense	$5,754	$3,992	$9,648	$7,322

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cost of sales	$106	$54	$176	$89
General and administrative	2,806	1,815	4,587	3,254
Selling and marketing	1,324	953	2,213	1,786
Research and development	1,518	1,170	2,672	2,193
Total stock-based compensation expense, net	5,754	3,992	9,648	7,322
Amounts capitalized as part of inventory	652	390	1,018	699
Total stock-based compensation expense, gross	$6,406	$4,382	$10,666	$8,021

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stockholders’ Equity (Continued)

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of July 1, 2022, there were 2,156,185 shares available for grant under the Plan.

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

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Expected dividend yield	0%	0%	0%	0%
Expected volatility	54%	53%	54%	53%
Risk-free interest rate	3.27%	0.83%	1.83%	0.84%
Expected term (in years)	5.10	5.38	5.10	5.38

Stock Options

A summary of stock option activity under the Plan for six months ended July 1, 2022 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at December 31, 2021	2,435
Granted	421
Exercised	(251)
Forfeited or expired	(16)
Outstanding at July 1, 2022	2,589	$5.34	$154.96
Exercisable at July 1, 2022	1,873

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the six months ended July 1, 2022 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 31, 2021	3	131	10
Granted	6	113	113
Vested	(5)	(45)	(5)
Unvested at July 1, 2022	4	199	118

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

Note 12 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Numerator:
Net income	$13,038	$8,567	$22,640	$13,559
Denominator:
Weighted average common shares:
Common shares outstanding	47,893	47,102	47,826	46,861
Less: Unvested restricted stock	(4)	(3)	(4)	(3)
Denominator for basic calculation	47,889	47,099	47,822	46,858
Weighted average effects of potentially diluted common stock:
Stock options	1,299	2,283	1,386	2,405
Unvested restricted stock	3	9	2	9
RSUs	24	88	45	90
PSUs	8	12	9	11
Denominator for diluted calculation	49,223	49,491	49,264	49,373
Net income per share:
Basic	$0.27	$0.18	$0.47	$0.29
Diluted	$0.26	$0.17	$0.46	$0.27

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

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Stock options	1,153	14	862	173
Restricted stock, RSUs and PSUs	267	—	122	—
Total	1,420	14	984	173

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Non-consignment sales	$76,444	$57,368	$134,013	$102,785
Consignment sales	4,657	4,999	10,288	10,334
Total net sales	$81,101	$62,367	$144,301	$113,119

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

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Domestic	$3,872	$2,704	$6,502	$5,044
Foreign:
China	46,150	32,930	74,389	52,573
Japan	10,302	9,283	21,935	18,886
Other(1)	20,777	17,450	41,475	36,616
Total foreign sales	77,229	59,663	137,799	108,075
Total net sales	$81,101	$62,367	$144,301	$113,119

(1)	No other location individually exceeds 10% of the total sales.

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

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
ICLs	$77,922	$59,235	$136,597	$105,736
Other product sales:
Cataract IOLs	2,547	3,074	5,449	6,799
Other surgical products	632	58	2,255	584
Total other product sales	3,179	3,132	7,704	7,383
Total net sales	$81,101	$62,367	$144,301	$113,119

One customer, the Company’s distributor in China, accounted for 57% and 53% of net sales for the three months ended July 1, 2022 and July 2, 2021, respectively, and the same customer accounted for 52% and 46% for the six months ended July 1, 2022 and July 2, 2021, respectively.  As of July 1, 2022 and December 31, 2021, respectively, one customer, the Company’s distributor in China, accounted for 60% and 47% of consolidated trade receivables.

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

Recent Developments

During the second quarter, net sales grew 30% and ICL units grew 42% compared to the prior year quarter. Highlights included unit growth in China up 45%, the U.S. up 36%, Japan up 41%, India up 181%, and Other Asia Pacific markets up 66%, all as compared to the prior year quarter. The U.S. commercial launch of the EVO Visian ICL family of myopia lenses (EVO) continued with the announced partnership with Joe Jonas, who earlier in the month received EVO lenses to correct his distance vision. In the next several weeks, Joe Jonas and other paid EVO ambassador influencers will share their journey to Visual Freedom via a global advertising, marketing and social media campaigns funded by STAAR regarding the EVO Visian ICL lens. We reaffirm our previously provided outlook for fiscal 2022 net sales of approximately $295 million, which takes into account currency headwinds, and a continuation of the current level of COVID-19 related challenges in China and elsewhere, offset by stronger than expected global demand for our EVO lenses. We continue to monitor the commercial and operational impact of new variants of COVID-19 in our markets, which remains uncertain at this time and may adversely affect our financial results. We are also monitoring inflation globally, which may adversely affect our financial results in the future if it persists.

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

Management believes that there have been no significant changes during the six months ended July 1, 2022 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Three Months
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.2%	21.1%	21.6%	21.9%
Gross profit	78.8%	78.9%	78.4%	78.1%
General and administrative	17.2%	18.4%	18.0%	19.1%
Selling and marketing	29.9%	30.2%	28.8%	28.4%
Research and development	10.7%	13.2%	11.4%	14.6%
Total selling, general and administrative	57.8%	61.8%	58.2%	62.1%
Operating income	21.0%	17.1%	20.2%	16.0%
Total other income (expense), net	(1.9)%	0.1%	(1.5)%	(1.0)%
Income before income taxes	19.1%	17.2%	18.7%	15.0%
Provision for income taxes	3.0%	3.5%	3.0%	3.0%
Net income	16.1%	13.7%	15.7%	12.0%

Net Sales

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 1, 2022	July 2, 2021	2022 vs. 2021	July 1, 2022	July 2, 2021	2022 vs. 2021
ICLs	$77,922	$59,235	31.5%	$136,597	$105,736	29.2%
Other product sales:
Cataract IOLs	2,547	3,074	(17.1)%	5,449	6,799	(19.9)%
Other surgical products	632	58	—*	2,255	584	—*
Total other product sales	3,179	3,132	1.5%	7,704	7,383	4.3%
Net sales	$81,101	$62,367	30.0%	$144,301	$113,119	27.6%

*	Denotes change is greater than +100%.

Net sales for the three months ended July 1, 2022 increased 30% from the same period of 2021.  The increase in net sales was due to increased ICL sales of $18.7 million.  Changes in foreign currency unfavorably impacted net sales by $3.1 million.

Net sales for the six months ended July 1, 2022 increased 28% from same period of 2021.  The increase in net sales was due to increased ICL sales of $30.9 million.  Changes in foreign currency unfavorably impacted net sales by $5.0 million.

Total ICL sales for the three months ended July 1, 2022 increased 32% from the same period of 2021, with unit increase of 42%. The APAC region sales increased by 37%, with unit growth up 45%, due to sales growth in India up 192%, other APAC regions up 65%, China up 39%, Japan up 16% and Korea up 16%. The Europe, Middle East, Africa and Latin America region sales increased 6% with unit increase of 30%, due to sales growth in in distributor markets up 24%, partially offset by sales decreases in our direct markets down 7%.  The North America region sales increased 42%, with unit increase of 32%, primarily to sales growth in the U.S. up 47%.  In late March 2022, the U.S. started to sell EVO ICLs. Changes in foreign currency unfavorably impacted ICL sales by $2.6 million for the three months ended July 1, 2022, which impacted our Europe, Middle East, Africa and Japan markets.  ICL sales represented 96.1% and 95.0% of our total sales for the three months ended July 1, 2022 and July 2, 2021, respectively.

Total ICL sales for the six months ended July 1, 2022 increased 29% from the same period of 2021, with unit increase of 36%. The APAC region sales increased by 36%, with unit growth up 40%, due to sales growth in India up 92%, other APAC regions up 58%, China up 41%, Japan up 19% and Korea up 15%.  The Europe, Middle East, Africa and Latin America region sales increased 2% with unit increase of 19%, due to sales due to sales growth in distributor markets up 15%, offset by sales decreases in our direct markets down 6%.  The North America region sales increased 32%, with unit increase of 25%, primarily to sales growth in the U.S. up 35%.  In late March 2022, the U.S. started to sell EVO ICLs.  Changes in foreign currency unfavorably impacted ICL sales by $4.0 million for the six months ended July 1, 2022, which impacted our Europe, Middle East, Africa and Japan markets.  ICL sales represented 94.7% and 93.5% of our total sales for the three months ended July 1, 2022 and July 2, 2021, respectively.

Other product sales, including cataract IOLs for the three and six months ended July 1, 2022, increased 1% and 4%, respectively from the same period of 2021, due to increased preloaded injector part sales, offset by decreased sales of cataract IOLs.  In the first half of 2021, we experienced product yield issues requiring rework related to preloaded injector parts manufactured on our behalf by a third-party vendor then sold by us to a third-party manufacturer for product they sell to their customers.  Changes in foreign currency unfavorably impacted other product sales by $0.6 million and $1.1 million for the three and six months July 1, 2022, respectively.  Other product sales represented 3.9% and 5.0% of our total sales for the three months ended July 1, 2022 and July 2, 2021, respectively and represented 5.3% and 6.5% of our total sales for the six months ended July 1, 2022 and July 2, 2021, respectively.

Gross Profit

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 1, 2022	July 2, 2021	2022 vs. 2021	July 1, 2022	July 2, 2021	2022 vs. 2021
Gross profit	$63,872	$49,203	29.8%	$113,136	$88,345	28.1%
Gross margin	78.8%	78.9%		78.4%	78.1%

*	Denotes change is greater than +100%.

Gross profit for the three months ended July 1, 2022 increased 29.8% from the same period of 2021.  Gross profit margin decreased slightly to 78.8% of revenue for the three months ended July 1, 2022 compared to 78.9% of revenue for the three months ended July 2, 2021, due to inventory reserves recognized as a result of discontinuance of our older generation Visian ICL in the U.S. and increased period costs associated with manufacturing projects, offset by increased product and geographic sales mix.

Gross profit for the six months ended July 1, 2022 increased 28.1% from the same period of 2021.  Gross profit margin increased to 78.4% of revenue for the six months ended July 1, 2022 compared to 78.1% of revenue for the six months ended July 2, 2021, due mainly to product and geographic sales mix, partially offset by inventory reserves recognized as a result of discontinuance of our older generation Visian ICL in the U.S. and increased period costs associated with manufacturing projects.

General and Administrative Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 1, 2022	July 2, 2021	2022 vs. 2021	July 1, 2022	July 2, 2021	2022 vs. 2021
General and administrative expense	$13,983	$11,441	22.2%	$25,923	$21,653	19.7%
Percentage of sales	17.2%	18.4%		18.0%	19.1%

General and administrative expenses for the three months ended July 1, 2022 increased 22.2% from the same period of 2021 due to increased stock-based compensation expenses and facility costs. General and administrative expenses for the six months ended July 1, 2022 increased 19.7% from the same period of 2021 due to increased facility costs, stock-based compensation expenses and outside services.

Selling and Marketing Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 1, 2022	July 2, 2021	2022 vs. 2021	July 1, 2022	July 2, 2021	2022 vs. 2021
Selling and marketing expense	$24,233	$18,853	28.5%	$41,503	$32,054	29.5%
Percentage of sales	29.9%	30.2%		28.8%	28.4%

Selling and marketing expenses for the three months ended July 1, 2022 increased 28.5% from the same period of 2021 due to increased advertising and promotional activities and trade shows, partially offset by decreased salary-related and payroll tax expenses.  Selling and marketing expenses for the six months ended July 1, 2022 increased 29.5% from the same period of 2021 due to increased advertising and promotional activities and trade shows.

Research and Development Expense

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 1, 2022	July 2, 2021	2022 vs. 2021	July 1, 2022	July 2, 2021	2022 vs. 2021
Research and development expense	$8,636	$8,260	4.6%	$16,577	$16,519	0.4%
Percentage of sales	10.7%	13.2%		11.4%	14.6%

Research and development expenses for the three and six months ended July 1, 2022 increased 4.6% and 0.4%, respectively, from the same period of 2021 due mainly to increased in salary-related and payroll tax expenses and stock-based compensation, offset by decreased clinical expenses associated with our clinical trials.

Other Expense, Net

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 1, 2022	July 2, 2021	2022 vs. 2021	July 1, 2022	July 2, 2021	2022 vs. 2021
Other income (expense), net	$(1,551)	$66	—*	$(2,137)	$(1,165)	(83.4)%
Percentage of sales	(1.9)%	0.1%		(1.5)%	(1.0)%

The change in other expense, net for the three and six months ended July 1, 2022 and July 2, 2021, respectively, was due primarily to foreign exchange losses (primarily euro).

Income Taxes

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 1, 2022	July 2, 2021	2022 vs. 2021	July 1, 2022	July 2, 2021	2022 vs. 2021
Income tax provision	$2,431	$2,148	13.2%	$4,356	$3,395	28.3%

The effective tax rates for the three months ended July 1, 2022 and July 2, 2021 was 15.7% and 20.0%, respectively, and was 16.1% and 20.0%, for the six months ended July 1, 2022 and July 2, 2021, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended July 1, 2022 and July 2, 2021, respectively, primarily due to the income taxes generated in foreign jurisdictions. The effective tax rate for the three and six months ended July 1, 2022 was lower than the same period in 2021 primarily due to jurisdictions in which the income is earned.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Our financial condition at July 1, 2022 and December 31, 2021 included the following (in millions):

	July 1, 2022	December 31, 2021	2022 vs. 2021
Cash and cash equivalents	$202.5	$199.7	$2.8
Current assets	$296.5	$271.4	$25.1
Current liabilities	46.5	48.8	(2.3)
Working capital	$250.0	$222.6	$27.4

We invest the net proceeds in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We do not have any off-balance sheet arrangements.

A summary of cash flows for the six months ended July 1, 2022 and July 2, 2021 was as follows (dollars in thousands):

	Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from:
Operating activities	$8,636	$13,148
Investing activities	(7,810)	(5,683)
Financing activities	3,101	13,833
Effect of exchange rate changes	(1,143)	(668)
Net increase in cash and cash equivalents	2,784	20,630
Cash and cash equivalents, at beginning of year	199,706	152,453
Cash and cash equivalents, at end of year	$202,490	$173,083

For the six months ended July 1, 2022 net cash used by operating activities consisted of $22.6 million in net income, $14.0 million in non-cash items, offset by $28.0 million in working-capital changes.

The increase in investments of property, plant and equipment for the six months ended July 1, 2022 relative to the same period of 2021, was due to increased investments in manufacturing facilities.

Net cash provided by financing activities for the six months ended July 1, 2022 consisted of $3.1 million of proceeds from the exercise of stock options.  For the six months ended July 2, 2021, net cash provided by financing activities consisted of $14.1 million of proceeds from the exercise of stock options, partially offset by $0.2 million repayment of finance lease obligations.

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

During the six months ended July 1, 2022, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended July 1, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	August 10, 2022	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)