Form 10-Q
period 2022-09-30
STAAR SURGICAL CO
filed 2022-11-02
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2022

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

The registrant has 48,206,299 shares of common stock, par value $0.01 per share, issued and outstanding as of October 28, 2022.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$129,242	$199,706
Investments available for sale	82,091	—
Accounts receivable trade, net of allowance for credit losses of $103 and $43, respectively	55,429	43,531
Inventories, net	19,930	17,274
Prepayments, deposits and other current assets	10,218	10,900
Total current assets	296,910	271,411
Investments available for sale	13,360	—
Property, plant and equipment, net	48,048	35,912
Finance lease right-of-use assets, net	380	506
Operating lease right-of-use assets, net	29,503	31,310
Intangible assets, net	171	218
Goodwill	1,786	1,786
Deferred income taxes	3,710	3,813
Other assets	808	822
Total assets	$394,676	$345,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,567	$8,699
Obligations under finance leases	167	127
Obligations under operating leases	3,474	3,283
Allowance for sales returns	5,040	4,816
Other current liabilities	29,072	31,877
Total current liabilities	45,320	48,802
Obligations under finance leases	252	382
Obligations under operating leases	26,032	28,269
Deferred income taxes	1,554	811
Asset retirement obligations	158	198
Pension liability	1,228	8,758
Total liabilities	74,544	87,220
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 48,202 and 47,716 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	482	477
Additional paid-in capital	398,448	373,519
Accumulated other comprehensive loss	(310)	(4,048)
Accumulated deficit	(78,488)	(111,390)
Total stockholders’ equity	320,132	258,558
Total liabilities and stockholders’ equity	$394,676	$345,778

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net sales	$76,046	$58,352	$220,347	$171,471
Cost of sales	15,584	13,051	46,749	37,825
Gross profit	60,462	45,301	173,598	133,646
Selling, general and administrative expenses:
General and administrative	14,011	11,018	39,934	32,671
Selling and marketing	23,130	18,175	64,633	50,229
Research and development	9,616	8,271	26,193	24,790
Total selling, general and administrative expenses	46,757	37,464	130,760	107,690
Operating income	13,705	7,837	42,838	25,956
Other expense, net:
Interest income (expense), net	897	(23)	934	(35)
Loss on foreign currency transactions	(2,129)	(610)	(4,904)	(2,040)
Royalty income	77	185	527	496
Other income (expense), net	27	(13)	178	(47)
Total other expense, net	(1,128)	(461)	(3,265)	(1,626)
Income before income taxes	12,577	7,376	39,573	24,330
Provision for income taxes	2,315	1,356	6,671	4,751
Net income	$10,262	$6,020	$32,902	$19,579
Net income per share:
Basic	$0.21	$0.13	$0.69	$0.42
Diluted	$0.21	$0.12	$0.67	$0.40
Weighted average shares outstanding:
Basic	48,102	47,483	47,915	47,064
Diluted	49,549	49,592	49,371	49,448

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income	$10,262	$6,020	$32,902	$19,579
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	465	90	7,126	2,717
Reclassification into other income (expense), net	54	121	139	361
Investments available for sale unrealized loss	(432)	—	(432)	—
Foreign currency translation gain (loss)	(958)	29	(3,474)	(1,198)
Tax effect	312	(32)	379	37
Other comprehensive income (loss), net of tax	(559)	208	3,738	1,917
Comprehensive income	$9,703	$6,228	$36,640	$21,496

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at July 1, 2022	48,024	$480	$387,328	$249	$(88,750)	$299,307
Net income	—	—	—	—	10,262	10,262
Other comprehensive loss	—	—	—	(559)	—	(559)
Common stock issued upon exercise of options	166	2	5,032	—	—	5,034
Stock-based compensation	—	—	6,088	—	—	6,088
Vested restricted and performance stock	12	—	—	—	—	—
Balance, at September 30, 2022	48,202	$482	$398,448	$(310)	$(78,488)	$320,132

Balance, at July 2, 2021	47,391	$474	$360,316	$(3,836)	$(122,332)	$234,622
Net income	—	—	—	—	6,020	6,020
Other comprehensive income	—	—	—	208	—	208
Common stock issued upon exercise of options	183	2	4,210	—	—	4,212
Stock-based compensation	—	—	4,046	—	—	4,046
Vested restricted and performance stock	25	—	—	—	—	—
Balance, at October 1, 2021	47,599	$476	$368,572	$(3,628)	$(116,312)	$249,108

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 31, 2021	47,716	$477	$373,519	$(4,048)	$(111,390)	$258,558
Net income	—	—	—	—	32,902	32,902
Other comprehensive income	—	—	—	3,738	—	3,738
Common stock issued upon exercise of options	417	4	8,175	—	—	8,179
Stock-based compensation	—	—	16,754	—	—	16,754
Unvested restricted stock	7	—	—	—	—	—
Vested restricted and performance stock	62	1	—	—	—	1
Balance, at September 30, 2022	48,202	$482	$398,448	$(310)	$(78,488)	$320,132

Balance, at January 1, 2021	46,448	$464	$338,194	$(5,545)	$(135,891)	$197,222
Net income	—	—	—	—	19,579	19,579
Other comprehensive income	—	—	—	1,917	—	1,917
Common stock issued upon exercise of options	1,089	11	18,311	—	—	18,322
Stock-based compensation	—	—	12,067	—	—	12,067
Unvested restricted stock	3	—	—	—	—	—
Vested restricted and performance stock	59	1	—	—	—	1
Balance, at October 1, 2021	47,599	$476	$368,572	$(3,628)	$(116,312)	$249,108

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net income	$32,902	$19,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	3,101	2,671
Amortization of intangibles	22	26
Accretion/Amortization of investments available for sale	(307)	—
Deferred income taxes	23	845
Change in net pension liability	40	91
Loss on disposal of property and equipment	—	2
Stock-based compensation expense	15,375	10,985
Provision for sales returns and bad debts	361	1,069
Inventory provision	2,020	1,097
Changes in working capital:
Accounts receivable	(13,108)	(7,072)
Inventories	(4,123)	1,301
Prepayments, deposits, and other current assets	526	1,288
Accounts payable	(1,834)	(40)
Other current liabilities	(2,253)	3,622
Net cash provided by operating activities	32,745	35,464
Cash flows from investing activities:
Acquisition of property and equipment	(14,083)	(8,956)
Purchase of investments available for sale	(95,576)	—
Net cash used in investing activities	(109,659)	(8,956)
Cash flows from financing activities:
Repayment of finance lease obligations	(85)	(314)
Proceeds from the exercise of stock options	8,179	18,322
Proceeds from vested restricted stock	1	1
Net cash provided by financing activities	8,095	18,009
Effect of exchange rate changes on cash and cash equivalents	(1,645)	(724)
Increase (decrease) in cash and cash equivalents	(70,464)	43,793
Cash and cash equivalents, at beginning of the period	199,706	152,453
Cash and cash equivalents, at end of the period	$129,242	$196,246

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

The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 and October 1, 2021, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2022 and October 1, 2021, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks.  Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances in deposits and money market accounts held at banks and financial institutions.  Such balances generally exceed the federal insurance limits; however, the Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Investments Available for Sale

Investments available for sale (“AFS”) are investments in debt securities for which the Company does not have the positive intent and ability to hold to maturity.  The Company’s investment policy primary objective is capital preservation while maximizing its return on investment.  Investments may include U.S. government and corporate debt securities, commercial paper, certain certificates of deposit and related security types, that are rated by two nationally recognized statistical rating organizations with minimum investment grade ratings of AAA to A-/A-1+ to A-2, or the equivalent.  There are also limits to the amount of credit exposure in any given security type.

Investments AFS are measured at fair value and its unrealized gains and losses reported net of the allowance for credit losses and applicable income taxes, are recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.  The cost of investments AFS is adjusted for amortization of premiums and accretion of discounts to maturity.  Interest earned, including amortization of premiums and accretion of discounts recognized, is included in interest income (expense) on the Consolidated Statements of Income.  The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.

The Company recognizes other-than-temporary impairment (“OTTI”) of a debt security for which there has been a decline in fair value below amortized cost if (i) management intends to sell the security, (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security.  The amount by which amortized cost exceeds the fair value of a debt security that is considered to have OTTI is separated into a component representing the credit loss, which is recognized in other income (expense) on the Consolidated Statements of Income, and a component related to all other factors, which is recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.  The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Vendor Concentration

There were no vendors that accounted for over 10% of the Company’s consolidated accounts payable as of September 30, 2022 and December 31, 2021.  There were no vendors that accounted for over 10% of the Company’s consolidated purchases for the three and nine months ended September 30, 2022 and October 1, 2021, respectively.

Note 2 — Investments Available for Sale

In the three months ended September 30, 2022, the Company started to invest its cash in slightly higher yielding securities. Investments AFS and the related fair value measurement consisted of the following (dollars in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2 Fair Value Measurements:
Commercial paper	$35,093	$1	$(75)	$35,019
Certificates of deposit	14,404	1	(66)	14,339
U.S. Treasury and agency securities	4,188	—	(1)	4,187
Corporate debt securities	41,898	5	(297)	41,606
Accrued interest receivable	300	—	—	300
Total investments AFS	$95,883	$7	$(439)	$95,451

The Company obtains the fair value from third-party pricing services.  The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.  These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers and other industry and economic events.

The Company assessed each debt security with gross unrealized losses for credit impairment.  As part of that assessment, the Company concluded that it is more-likely-than-not that the Company will not be required to sell, prior to the recovery of the amortized cost basis.  The Company did not recognize impairment for the three and nine months ended September 30, 2022.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of September 30, 2022
	Within one year	After one year through five years	Total
Commercial paper	$35,019	$—	$35,019
Certificates of deposit	14,339	—	14,339
U.S. Treasury and agency securities	4,187	—	4,187
Corporate debt securities	28,246	13,360	41,606
Accrued interest receivable	300	—	300
Total investments AFS	$82,091	$13,360	$95,451

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and purchased parts	$5,607	$3,971
Work in process	4,038	4,031
Finished goods	12,109	10,429
Total inventories, gross	21,754	18,431
Less inventory reserves	(1,824)	(1,157)
Total inventories, net	$19,930	$17,274

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepayments and deposits	$3,716	$4,047
Prepaid insurance	517	2,647
Prepaid marketing	2,590	543
Consumption tax receivable	694	830
Value added tax (VAT) receivable	1,555	2,197
BVG (Swiss Pension) prepayment	722	15
Other(1)	424	621
Total prepayments, deposits and other current assets	$10,218	$10,900

(1)	No individual item in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$27,860	$24,127
Computer equipment and software	9,243	8,807
Furniture and fixtures	4,453	3,658
Leasehold improvements	12,212	11,821
Construction in process	31,398	21,827
Total property, plant and equipment, gross	85,166	70,240
Less accumulated depreciation	(37,118)	(34,328)
Total property, plant and equipment, net	$48,048	$35,912

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,194	$(9,023)	$171	$9,315	$(9,097)	$218

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued salaries and wages	$9,174	$12,030
Accrued bonuses	5,356	8,091
Income taxes payable	5,232	2,248
Marketing obligations	2,418	2,243
Other(1)	6,892	7,265
Total other current liabilities	$29,072	$31,877

(1)	No individual item in “Other” exceeds 5% of the other current liabilities.

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

	September 30, 2022	December 31, 2021
Machinery and equipment	$28	$35
Computer equipment and software	16	506
Furniture and fixtures	475	475
Finance lease right-of-use assets, gross	519	1,016
Less accumulated depreciation	(139)	(510)
Finance lease right-of-use assets, net	$380	$506

Current finance lease obligations	$167	$127
Long-term finance lease obligations	252	382
Total finance lease liability	$419	$509
Weighted-average remaining lease term (in years)	2.5	3.2
Weighted-average discount rate	4.11%	4.02%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Finance Leases (Continued)

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Amortization of finance lease right-of-use asset	$39	$15	$121	$71
Interest on finance lease liabilities	5	1	13	6
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	5	1	13	6
Financing cash flows	40	36	85	314

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

	September 30, 2022	December 31, 2021
Machinery and equipment	$762	$760
Computer equipment and software	446	472
Real property	33,751	34,426
Operating lease right-of-use assets, gross	34,959	35,658
Less accumulated depreciation	(5,456)	(4,348)
Operating lease right-of-use assets, net	$29,503	$31,310

Current operating lease obligations	$3,474	$3,283
Long-term operating lease obligations	26,032	28,269
Total operating lease liability	$29,506	$31,552
Weighted-average remaining lease term (in years)	7.6	7.8
Weighted-average discount rate	4.04%	3.56%

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Operating lease cost	$1,167	$931	$3,471	$2,571
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,103	846	3,069	2,432
Right-of-use assets obtained in exchange for new operating lease liabilities	126	15,212	1,166	19,219

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Maturities of Lease Liabilities

Maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of September 30, 2022 is as follows (in thousands):

.

As of September 30, 2022 12 Months Ended	Operating Leases	Finance Leases
September 2023	$5,179	$181
September 2024	5,152	176
September 2025	4,224	85
September 2026	3,659	—
September 2027	3,671	—
Thereafter	13,099	—
Total future minimum lease payments	$34,984	$442
Less amounts representing interest	(5,478)	(23)
Present value of future minimum lease payments	$29,506	$419

 Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Provision for income taxes	$2,315	$1,356	$6,671	$4,751

The effective tax rates for the three months ended September 30, 2022 and October 1, 2021 was 18.4% and 18.4%, respectively, and was 16.9% and 19.5%, for the nine months ended September 30, 2022 and October 1, 2021, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 and October 1, 2021, respectively, primarily due to the income taxes generated in foreign jurisdictions. The differences in the effective tax rate for the three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to jurisdictions in which the income is earned.

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations.  The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Service cost(1)	$306	$326	$941	$1,003
Interest cost(2)	22	14	63	42
Expected return on plan assets(2)	(125)	(99)	(366)	(299)
Prior service credit(2),(3)	(44)	(10)	(135)	(32)
Actuarial loss recognized in current period(2),(3)	98	131	274	393
Net periodic pension cost	$257	$362	$777	$1,107

(1)	Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)	Recognized in other expense, net on the Condensed Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 – Defined Benefit Pension Plans (Continued)

The Company currently is not required to and does not make contributions to its Japan pension plan.  The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Employer contribution	$230	$204	$666	$601

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Employee stock options	$2,865	$2,594	$7,649	$7,850
Restricted stock	67	109	618	507
Restricted stock units	1,249	700	3,242	2,048
Performance stock units	1,240	124	2,932	325
Nonemployee stock options	306	136	934	255
Total stock-based compensation expense	$5,727	$3,663	$15,375	$10,985

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Cost of sales	$233	$61	$409	$150
General and administrative	2,584	1,671	7,171	4,925
Selling and marketing	1,335	851	3,548	2,637
Research and development	1,575	1,080	4,247	3,273
Total stock-based compensation expense, net	5,727	3,663	15,375	10,985
Amounts capitalized as part of inventory	361	383	1,379	1,082
Total stock-based compensation expense, gross	$6,088	$4,046	$16,754	$12,067

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both.  As of September 30, 2022, there were 2,133,765 shares available for grant under the Plan.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Expected dividend yield	0%	0%	0%	0%
Expected volatility	54%	53%	54%	53%
Risk-free interest rate	2.91%	0.79%	1.88%	0.84%
Expected term (in years)	5.10	5.38	5.10	5.38

Stock Options

A summary of stock option activity under the Plan for nine months ended September 30, 2022 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at December 31, 2021	2,435
Granted	443
Exercised	(417)
Forfeited or expired	(23)
Outstanding at September 30, 2022	2,438	$5.34	$154.96
Exercisable at September 30, 2022	1,778

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the nine months ended September 30, 2022 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 31, 2021	3	131	10
Granted	6	116	113
Vested	(5)	(57)	(5)
Unvested at September 30, 2022	4	190	118

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

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Numerator:
Net income	$10,262	$6,020	$32,902	$19,579
Denominator:
Weighted average common shares:
Common shares outstanding	48,106	47,486	47,919	47,067
Less: Unvested restricted stock	(4)	(3)	(4)	(3)
Denominator for basic calculation	48,102	47,483	47,915	47,064
Weighted average effects of potentially diluted common stock:
Stock options	1,336	2,013	1,378	2,277
Unvested restricted stock	2	—	2	6
RSUs	64	86	55	90
PSUs	45	10	21	11
Denominator for diluted calculation	49,549	49,592	49,371	49,448
Net income per share:
Basic	$0.21	$0.13	$0.69	$0.42
Diluted	$0.21	$0.12	$0.67	$0.40

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Stock options	864	33	865	201
Restricted stock, RSUs and PSUs	2	6	20	3
Total	866	39	885	204

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Non-consignment sales	$71,223	$53,819	$205,236	$156,604
Consignment sales	4,823	4,533	15,111	14,867
Total net sales	$76,046	$58,352	$220,347	$171,471

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Domestic	$3,873	$2,385	$10,375	$7,429
Foreign:
China	42,246	28,411	116,635	80,984
Japan	10,546	10,488	32,481	29,374
Other(1)	19,381	17,068	60,856	53,684
Total foreign sales	72,173	55,967	209,972	164,042
Total net sales	$76,046	$58,352	$220,347	$171,471

(1)	No other location individually exceeds 10% of the total sales.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
ICLs	$71,953	$54,153	$208,550	$159,889
Other product sales:
Cataract IOLs	2,191	2,525	7,640	9,324
Other surgical products	1,902	1,674	4,157	2,258
Total other product sales	4,093	4,199	11,797	11,582
Total net sales	$76,046	$58,352	$220,347	$171,471

One customer, the Company’s distributor in China, accounted for 56% and 49% of net sales for the three months ended September 30, 2022 and October 1, 2021, respectively, and the same customer accounted for 53% and 47% for the nine months ended September 30, 2022 and October 1, 2021, respectively.  As of September 30, 2022 and December 31, 2021, respectively, one customer, the Company’s distributor in China, accounted for 57% and 47% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 15 — COVID-19 Developments

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

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the expected impact of the COVID-19 pandemic and related public health measures (including but not limited to their impact on sales, operations or clinical trials globally), the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2022 and 2023 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Recent Developments

STAAR achieved 30% net sales growth in the third quarter despite constant currency challenges and, in Europe, macroeconomic headwinds. In the third quarter global ICL unit growth was up 40% year over year, highlighted by unit growth in China up 52%, the U.S. up 63%, Japan up 40%, South Korea up 49% and Asia Pacific distributor markets up 47%. We advanced our patient awareness, engagement and market building initiatives for EVO in the U.S. during and subsequent to the third quarter, and introduced our presbyopia lens, EVO Viva™, to surgeons at our Experts Meeting preceding the annual congress of the European Society of Cataract and Refractive Surgeons. In China, we expect to exceed a 25% share of refractive surgery market units by year end. Due to tighter COVID restrictions in China resulting in expected delayed demand in the fourth quarter, ongoing headwinds in Europe, weakness in the Yen and Euro, and lower Other Products sales, we now anticipate total net sales will be approximately $285 million for fiscal 2022. Our fiscal 2022 outlook includes ICL sales of approximately $272 million, representing 28% year over year growth, and Other Products sales of approximately $13 million.”

Our low margin Other Products business, which represents approximately 5% of sales and consists of cataract IOLs, IOL injectors and injector parts, has faced increasing supply chain challenges. As a result of third-party materials and supply chain challenges that only affect our Other Products business, we will no longer be able to support Other Products as we have historically. We will continue to support customers of Other Products through the end of 2023. As we look to fiscal 2023, we expect to achieve approximately 30% ICL sales growth, year over year, to approximately $355 million in total company net sales which contemplates limited sales from Other Products. We do not expect contribution from Other Products thereafter. We continue to see significant growth potential for our EVO family of lenses globally.

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

Management believes that there have been no significant changes during the nine months ended September 30, 2022 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Nine Months
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.5%	22.4%	21.2%	22.1%
Gross profit	79.5%	77.6%	78.8%	77.9%
General and administrative	18.4%	18.9%	18.1%	19.0%
Selling and marketing	30.4%	31.1%	29.3%	29.3%
Research and development	12.7%	14.2%	12.0%	14.5%
Total selling, general and administrative	61.5%	64.2%	59.4%	62.8%
Operating income	18.0%	13.4%	19.4%	15.1%
Total other expense, net	(1.5)%	(0.8)%	(1.5)%	(0.9)%
Income before income taxes	16.5%	12.6%	17.9%	14.2%
Provision for income taxes	3.0%	2.3%	3.0%	2.8%
Net income	13.5%	10.3%	14.9%	11.4%

Net Sales

The following table presents our net sales, by product (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30, 2022	October 1, 2021	2022 vs. 2021	September 30, 2022	October 1, 2021	2022 vs. 2021
ICLs	$71,953	$54,153	32.9%	$208,550	$159,889	30.4%
Other product sales:
Cataract IOLs	2,191	2,525	(13.2)%	7,640	9,324	(18.1)%
Other surgical products	1,902	1,674	13.6%	4,157	2,258	84.1%
Total other product sales	4,093	4,199	(2.5)%	11,797	11,582	1.9%
Net sales	$76,046	$58,352	30.3%	$220,347	$171,471	28.5%

Net sales for the three months ended September 30, 2022 increased 30% from the same period of 2021.  The increase in net sales was due to increased ICL sales of $17.8 million.  Changes in foreign currency unfavorably impacted net sales by $4.0 million.

Net sales for the nine months ended September 30, 2022 increased 29% from same period of 2021.  The increase in net sales was due to increased ICL sales of $48.7 million.  Changes in foreign currency unfavorably impacted net sales by $9.0 million.

Total ICL sales for the three months ended September 30, 2022 increased 33% from the same period of 2021, with unit increase of 40%. The APAC region sales increased by 40%, with unit growth up 47%, due to sales growth in Korea up 50%, China up 49%, other APAC regions up 49% and Japan up 12%. The Europe, Middle East, Africa and Latin America region sales decreased 9% with unit decrease of 2%, due to sales decreases in in our direct markets down 12% and distributor markets down 4%.  The North America region sales increased 66%, with unit growth up 56%, primarily due to sales growth in the U.S. up 75%.  In late March 2022, the U.S. started to sell EVO ICLs. Changes in foreign currency unfavorably impacted ICL sales by $3.2 million for the three months ended September 30, 2022, which impacted our Japan and Europe, Middle East and Africa markets.  ICL sales represented 94.6% and 92.8% of our total sales for the three months ended September 30, 2022 and October 1, 2021, respectively.

Total ICL sales for the nine months ended September 30, 2022 increased 30% from the same period of 2021, with unit increase of 38%. The APAC region sales increased by 38%, with unit growth up 43%, due to sales growth in other APAC regions up 59%, India up 44%, China up 44%, Korea up 25% and Japan up 16%.  The Europe, Middle East, Africa and Latin America region sales decreased 1% with unit growth up 12%, due to sales decreases in our direct markets down 8%, offset by sales growth in distributor markets up 8%.  The North America region sales increased 43%, with unit growth up 35%, primarily due to sales growth in the U.S. up 47%.  In late March 2022, the U.S. started to sell EVO ICLs.  Changes in foreign currency unfavorably impacted ICL sales by $7.2 million for the nine months ended September 30, 2022, which impacted our Japan and Europe, Middle East and Africa markets.  ICL sales represented 94.6% and 93.2% of our total sales for the nine months ended September 30, 2022 and October 1, 2021, respectively.

Other product sales, including cataract IOLs for the three months ended September 30, 2022, decreased 3% from the same period of 2021, due to decreased sales of cataract IOLs, partially offset by other surgical products.  Other product sales for the nine months ended September 30, 2022, increased 2% due to other surgical products, offset by decreased sales of cataract IOLs.  Included in other product sales are sales of preloaded injector parts.  In the first half of 2021, we experienced product yield issues requiring rework related to preloaded injector parts manufactured on our behalf by a third-party vendor then sold by us to a third-party manufacturer for product they sell to their customers.  Changes in foreign currency unfavorably impacted other product sales by $0.8 million and $1.8 million for the three and nine months September 30, 2022, respectively.  Other product sales represented 5.4% and 7.2% of our total sales for the three months ended September 30, 2022 and October 1, 2021, respectively, and represented 5.4% and 6.8% of our total sales for the nine months ended September 30, 2022 and October 1, 2021, respectively.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30, 2022	October 1, 2021	2022 vs. 2021	September 30, 2022	October 1, 2021	2022 vs. 2021
Gross profit	$60,462	$45,301	33.5%	$173,598	$133,646	29.9%
Gross margin	79.5%	77.6%		78.8%	77.9%

Gross profit for the three months ended September 30, 2022 increased 33.5% from the same period of 2021.  Gross profit margin increased to 79.5% of revenue for the three months ended September 30, 2022 compared to 77.6% of revenue for the three months ended October 1, 2021, due mainly to product and geographic sales mix, partially offset by increased period costs associated with manufacturing projects.

Gross profit for the nine months ended September 30, 2022 increased 29.9% from the same period of 2021.  Gross profit margin increased to 78.8% of revenue for the nine months ended September 30, 2022 compared to 77.9% of revenue for the nine months ended October 1, 2021, due mainly to product and geographic sales mix, partially offset by inventory reserves recognized as a result of discontinuance of our older generation Visian ICL in the U.S. and increased period costs associated with manufacturing projects.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30, 2022	October 1, 2021	2022 vs. 2021	September 30, 2022	October 1, 2021	2022 vs. 2021
General and administrative expense	$14,011	$11,018	27.2%	$39,934	$32,671	22.2%
Percentage of sales	18.4%	18.9%		18.1%	19.0%

General and administrative expenses for the three months ended September 30, 2022 increased 27.2% from the same period of 2021 due to increased stock-based compensation expenses, facility costs and outside services. General and administrative expenses for the nine months ended September 30, 2022 increased 22.2% from the same period of 2021 due to increased facility costs, stock-based compensation expenses and outside services.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30, 2022	October 1, 2021	2022 vs. 2021	September 30, 2022	October 1, 2021	2022 vs. 2021
Selling and marketing expense	$23,130	$18,175	27.3%	$64,633	$50,229	28.7%
Percentage of sales	30.4%	31.1%		29.3%	29.3%

Selling and marketing expenses for the three months ended September 30, 2022 increased 27.3% from the same period of 2021 due to increased trade shows and sales meetings, advertising and promotional activities, travel expenses and stock-based compensation expenses.  Selling and marketing expenses for the nine months ended September 30, 2022 increased 28.7% from the same period of 2021 due to increased advertising and promotional activities, trade shows and sales meetings, travel expenses and stock-based compensation expenses.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30, 2022	October 1, 2021	2022 vs. 2021	September 30, 2022	October 1, 2021	2022 vs. 2021
Research and development expense	$9,616	$8,271	16.3%	$26,193	$24,790	5.7%
Percentage of sales	12.7%	14.2%		12.0%	14.5%

Research and development expenses for the three months ended September 30, 2022 increased 16.3% from the same period of 2021 due mainly to increased salary-related and payroll tax expenses.  Research and development expenses for the nine months ended September 30, 2022 increased 5.7% from the same period of 2021 due mainly to increased salary-related and payroll tax expenses and stock-based compensation expenses, partially offset by decreased clinical expenses associated with our clinical trials.

Other Expense, Net

The following table presents our other expenses, net (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30, 2022	October 1, 2021	2022 vs. 2021	September 30, 2022	October 1, 2021	2022 vs. 2021
Other expense, net	$(1,128)	$(461)	—*	$(3,265)	$(1,626)	—*
Percentage of sales	(1.5)%	(0.8)%		(1.5)%	(0.9)%

*	Denotes change is greater than +100%.

The change in other expense, net for the three and nine months ended September 30, 2022 and October 1, 2021, respectively, was due primarily to foreign exchange losses (primarily euro), and for the three and nine months ended September 30, 2022, partially offset by increased interest income mainly due to our investments held available for sale.

Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30, 2022	October 1, 2021	2022 vs. 2021	September 30, 2022	October 1, 2021	2022 vs. 2021
Income tax provision	$2,315	$1,356	70.7%	$6,671	$4,751	40.4%

The effective tax rates for the three months ended September 30, 2022 and October 1, 2021 was 18.4% and 18.4%, respectively, and was 16.9% and 19.5%, for the nine months ended September 30, 2022 and October 1, 2021, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 and October 1, 2021, respectively, primarily due to the income taxes generated in foreign jurisdictions. The differences in the effective tax rate for the three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to jurisdictions in which the income is earned.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

We believe that current cash and cash equivalents, investments available for sale and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Our financial condition at September 30, 2022 and December 31, 2021 included the following (in thousands):

	September 30, 2022	December 31, 2021	2022 vs. 2021
Cash and cash equivalents	$129,242	$199,706	$(70,464)
Investments available for sale	95,451	—	95,451
Total	$224,693	$199,706	$24,987

Current assets	$296,910	$271,411	$25,499
Current liabilities	45,320	48,802	(3,482)
Working capital	$251,590	$222,609	$28,981

Cash and cash equivalents include cash and balances in deposits and money market accounts held at banks and financial institutions.  Our investment policy primary objective is capital preservation while maximizing our return on investment.  Investments available for sale may include U.S. government and corporate debt securities, commercial paper, certain certificates deposit and related security types, that are rated by two nationally recognized statistical rating organizations with minimum investment grade ratings of AAA to A-/A-1+ to A-2, or the equivalent.  There are also limits to the amount of credit exposure in any given security type.  We do not have any off-balance sheet arrangements.

A summary of cash flows for the nine months ended September 30, 2022 and October 1, 2021 was as follows (in thousands):

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from:
Operating activities	$32,745	$35,464
Investing activities	(109,659)	(8,956)
Financing activities	8,095	18,009
Effect of exchange rate changes	(1,645)	(724)
Net increase (decrease) in cash and cash equivalents	(70,464)	43,793
Cash and cash equivalents, at beginning of year	199,706	152,453
Cash and cash equivalents, at end of year	$129,242	$196,246

For the nine months ended September 30, 2022, net cash used by operating activities consisted of $32.9 million in net income, $20.6 million in non-cash items, offset by $20.8 million in working-capital changes.

In the three months ended September 30, 2022, we decided to invest our cash in slightly higher yielding securities. For the nine months ended September 30, 2022, net cash used in investment activities was $109.7 million which consisted of $95.6 million in purchases of investments available for sale and $14.1 million in purchases of property, plant and equipment. The increase in investments of property, plant and equipment of $5.1 million for the nine months ended September 30, 2022 relative to the same period of 2021, was due to increased investments in manufacturing facilities.

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of $8.2 million of proceeds from the exercise of stock options.  For the nine months ended October 1, 2021, net cash provided by financing activities consisted of $18.3 million of proceeds from the exercise of stock options, partially offset by $0.3 million repayment of finance lease obligations.

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

During the nine months ended September 30, 2022, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	November 2, 2022	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)