Form 10-K
period 2022-12-30
STAAR SURGICAL CO
filed 2023-02-23
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,466,831,432 based on the closing price per share of $72.19 of the registrant’s Common Stock on that date.

The registrant has 48,236,374 shares of common stock, par value $0.01 per share, issued and outstanding as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

STAAR Surgical Company designs, develops, manufactures, and sells implantable lenses for the eye and delivery systems used to deliver the lenses into the eye. We are the leading manufacturer of lenses used worldwide in corrective or “refractive” surgery. We have been dedicated solely to ophthalmic surgery for over 40 years.  Our goal is to position our refractive lenses throughout the world as primary and premium solutions for patients seeking visual freedom from wearing eyeglasses or contact lenses while achieving excellent visual acuity through refractive vision correction. We also make lenses for use in surgery that treats cataracts.  Unless the context indicates otherwise, “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

A glossary explaining many of the technical terms used in this report begins on page 15. The reader may also find it helpful to refer to the discussion of the structure and function of the human eye that begins on page 7.

Operations

STAAR has significant operations globally. Activities outside the United States (U.S.) accounted for 95% of our total sales in fiscal year 2022, primarily due to the pacing of product approvals and commercialization that tend to occur first outside the United States. STAAR sells its products in more than 75 countries, with direct distribution (i.e., via STAAR representatives) in Japan, the U.S., Germany, Spain, Singapore, Canada, and the U.K., with a combination of direct distribution and independent distribution (i.e., via distributors and STAAR representatives) in China, Korea, India, France, Benelux, and Italy, and with independent distribution in the remainder of the countries where we sell.

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

We also maintain commercial offices in China, Germany, Spain, India, Singapore, and the U.K.

Financial Information about Segments and Geographic Areas

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are ICLs used in refractive surgery. See Note 17 to the Consolidated Financial Statements for financial information about product lines and operations in geographic areas.

Principal Products

In designing our products, we seek to delight patients and surgeons by:

•	Improving patient outcomes;
•	Minimizing patient risk; and
•	Simplifying ophthalmic procedures and post-operative care for the surgeon and the patient.

EVO Visian ICL and EVO Viva ICL.  Refractive surgery corrects visual disorders that eyeglasses or contact lenses have traditionally treated (myopia, hyperopia, astigmatism, and presbyopia). The field of refractive surgery includes both lens-based procedures, using products like our ICL, and laser-based procedures like LASIK. The ICL product line treats a wide range of refractive errors within commonly known vision disorders such as myopia (nearsightedness), hyperopia (farsightedness), astigmatism and presbyopia.

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

STAAR has sold more than 2,000,000 ICLs worldwide. STAAR began selling the ICL for myopia for use outside the U.S. in 1997. U.S. sales commenced in 2006. In September 2011, STAAR launched the ICL with CentraFLOW technology, commonly known as EVO ICL, which uses a port in the center of the ICL optic in markets outside the U.S. The port is of a size intended to optimize the flow of fluid within the eye without affecting the quality of vision.  The central port also eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant. The CentraFLOW technology makes the visual outcomes of the ICL available through a relatively quick and comfortable surgical implantation experience. We are authorized to sell the EVO ICL in all countries where we sell our ICL family of lenses. In December 2015, we received the CE Mark for EVO+, an ICL with CentraFLOW technology and an expanded optical zone of up to 20%. We believe the expanded optical zone may further improve certain patients’ visual experience, thus making the ICL increasingly desirable for both patients and ophthalmic surgeons. We are authorized to sell the EVO+ in the following regions:  the approximately 31 countries that require the European Union CE Mark, Korea, Japan, India, Canada, the U.S., Hong Kong, Turkey, and several countries in the Middle East. In March 2022, the FDA granted approval of the EVO and EVO+ Visian® Implantable Collamer® Lens for the correction of myopia and myopia with astigmatism. The Hyperopic ICL, which treats far-sightedness, is sold primarily in countries that require the European Union CE Mark. In July 2020, we received the CE Mark for EVO Viva, a presbyopia-correcting ICL with an aspheric EDOF optic. We commenced certifying surgeons located in countries that recognize the CE Mark to implant the EVO Viva lens. The EVO Viva lens adds near and intermediate vision correction for patients with presbyopia. We believe the EVO Viva lens will assist certain patients with eliminating the burdens of reading glasses or frequent replacement contact lenses. Typically, ICL surgery is an elective procedure paid for or financed by the patient.

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

According to Market Scope, LLC a publisher of ophthalmic industry data, approximately 4.7 million refractive procedures, primarily laser vision procedures, were expected to be performed worldwide in 2022. The incidence of myopia is growing globally, with high myopia becoming more common according to recently published articles, affecting nearly 5 billion and 1 billion people, respectively, by 2050 (Global Prevalence of Myopia and High Myopia and Temporal Trends from 2000 through 2050, Ophthalmology, Vol. 123, No. 5, May 2016; Global trends in myopia management attitudes and strategies in clinical practice, Contact Lens and anterior Eye, Vol. 39, 2016).  We believe this will result in a significantly increased number of patients seeking refractive procedures. We believe that over the past decade negative publicity regarding LASIK has reduced patient interest in the LASIK procedure. The ICL is a lens-based refractive procedure (unlike LASIK) with over 2,000,000 ICLs sold to date. Surgeons have published over 100 peer-reviewed articles with clinical data regarding the safety, effectiveness, and visual quality of the ICL. We believe the ICL provides a safe and effective solution for the growing number of myopic patients who will seek visual freedom from eyeglasses and contact lenses.

We plan to continue to develop and launch innovative products to support clinical needs and to address the increasing demands of our customers. As part of our sales and marketing efforts, we attend and participate in major ophthalmic conventions around the world and invest in market development, practice support, healthcare professional training and patient outreach. We have started working more closely with leading refractive clinics in the area of training, product awareness and practice development. Our marketing programs seek to position the ICL as a premium and primary option for appropriate patients at the clinic and via digital and social media. Since the second half of 2022, we have announced our partnerships with singer, songwriter, and actor, Joe Jonas, professional basketball player, Max Strus, as well as actress and beauty entrepreneur Peyton List, to raise awareness of the EVO ICL lens.

Sales of ICLs (including EVO+ and TICLs) accounted for approximately 95% of our total sales in fiscal 2022, 92% of our total sales in fiscal 2021 and 87% of our total sales in fiscal 2020.

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

In most of the countries where STAAR sells cataract IOLs, government agencies reimburse most or all of the cost of cataract surgery and IOLs. Government agencies continue to reduce the reimbursement rates for cataract surgery and IOLs. In response, over the past several years we have rationalized our low margin cataract IOLs. For example, during the fourth quarter of 2019, we decided to phase out our nanoFLEX IOL, a single piece aspheric cataract IOL and to only sell our silicone lens-based Preloaded Injector in Japan. Also, as a result of third-party materials and supply chain challenges that affect our Preloaded Injectors, we will no longer be able to manufacture that device. We will continue to support customers of all our Other Products through the end of 2023. We do not expect to offer for sale our IOLs used in cataract surgery thereafter.

Sales of cataract IOLs accounted for approximately 3% of our total sales in fiscal 2022, 6% of our total sales in fiscal 2021 and 8% of our total sales in fiscal 2020.

Other Surgical Products.  We sell injector parts to our acrylic lens supplier for their preloaded acrylic cataract IOL that they sell under their own brand. Also, we sell other related instruments and devices that we manufacture, or that are manufactured by others. Generally, these products have lower overall gross profit margins relative to our ICLs and cataract IOLs. As noted above, as a result of third-party materials and supply chain challenges, we will no longer be able to manufacture certain Other Products. We will continue to support customers of all our Other Products through the end of 2023. We do not expect to offer for sale any of our Other Products thereafter. Other Products sales also include normal recurring sales adjustments such as sales return allowances. Sales of Other Surgical Products accounted for approximately 2% of our total sales in fiscal 2022, 2% of our total sales in fiscal 2021 and 5% of our total sales in fiscal 2020.

Sources and Availability of Raw Materials

STAAR uses a wide range of raw materials in the production of its ICL family of products. STAAR purchases most of the raw materials and components from external suppliers. Some of our raw materials are single-sourced due to regulatory constraints, cost effectiveness, availability, quality, and vendor reliability issues. Many of our components are standard parts or materials and are available from a variety of sources. We do not typically pursue regulatory and quality certification of multiple sources of supply.

Patents, Trademarks, and Licenses

We strive to protect our investment in the research, development, manufacturing, and marketing of our products through the use of patents, trademarks, licenses, trade secrets, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets, know-how and other intellectual property related and important to our business. As of December 30, 2022, we owned approximately 61 United States and foreign patents and had 19 patent applications pending. We rely more on trade secrets than patents and believe that no particular patent is so important that its loss or expiration would materially adversely affect our operations as a whole.

Our intellectual property generally relates to the design, production, and manufacture of the Collamer lens material and related materials, ICLs and related lenses, and lens delivery systems for folding intraocular lenses (injectors and cartridges, both stand-alone and preloaded) used with ICLs. We believe it would require extensive time and effort for a competitor to duplicate our intellectual property and processes to develop a product with comparable capabilities to our ICL family of products.

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

We sell our products directly through our own sales representatives in Japan, the U.S., Germany, Spain, Singapore, Canada, and the U.K. We sell through a combination of our own representatives and independent distributors in China, Korea, India, France, Benelux, and Italy. We sell through independent distributors in other countries.  Our products are sold in more than 75 countries worldwide. We maintain a global marketing team, as well as regional marketing personnel to support the promotion and sale of our products. The global marketing department supports selling efforts by developing and providing promotional materials, speakers’ programs, digital and social media sites, participation in trade shows and technical presentations. Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. Our clinical affairs personnel provide training and educational courses globally.

One customer, Shanghai Lansheng, our China distributor who sells into China and Hong Kong, accounted for approximately 52% of our consolidated net sales during fiscal 2022.  Net sales to Shanghai Lansheng during each of the last three fiscal years were as follows:

Net Sales to Shanghai Lansheng
Fiscal Year	Net Sales ($, in thousands)	Net Sales as Percentage of Consolidated Net Sales
2022	$148,167	52.1%
2021	$107,333	46.6%
2020	$71,692	43.9%

Backlog

We generally keep sufficient inventory on hand to ship product immediately or shortly after receipt of an order. The ICL is manufactured to address refractive prescriptions across a broad range of correction, resulting in a large number of Stock Keeping Units (SKUs).  The challenge of maintaining inventory in all models can result in a backlog in customer orders.  In 2022, COVID-19 related issues and other production output challenges had a less significant impact than in prior years and we did not incur any significant backlog for any quarter during 2022.  We continue to focus on meeting the significant level of demand for our ICL lenses and achieving standard inventory level requirements in 2023.

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

Phakic implants that compete with the ICL are also available in the marketplace. The two principal types of phakic IOLs are (1) posterior chamber designs like the ICL, and (2) iris clip anterior chamber PIOLs like the Artisan® and Artiflex® lenses made by Ophtec. We believe the ICL has compelling clinical advantages over the other lenses, which are reflected in our strong market share of the global phakic IOL market. The ICL is the only foldable, minimally invasive posterior chamber phakic intraocular lens approved for sale in the U.S. In addition, competitors from Asia are beginning to appear in the market with their low-cost version of a posterior chamber implantable contact lens, increasing the level of competition.

The global cataract IOL market is highly concentrated, with the top five competitors (Alcon, Johnson & Johnson, Hoya, Bausch & Lomb and Carl Zeiss Meditec) combined accounting for approximately 66% of total market revenue, according to Market Scope reports.

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

The anterior segment consists of the cornea, the iris and ciliary body and the trabecular meshwork. It is filled with a water-based fluid called aqueous humor and is divided, by the iris, into an anterior chamber and a posterior chamber. The cornea is a clear lens at the front of the eye through which light first passes and is focused toward the back of the eye. The interior surface of the cornea is lined with a single layer of flat, tile-like endothelial cells, whose function is to maintain the transparency of the cornea. The iris is a pigmented muscular curtain located behind the cornea which opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The crystalline lens, located behind the iris, completes the focusing of light and can change shape to focus objects at different distances onto the retina, located in the back of the eye. The trabecular meshwork, a drainage channel located between the iris and the surrounding white portion of the eye, maintains a normal pressure in the anterior chamber of the eye by draining excess aqueous humor.

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

Premarket Approval. Our ICLs are Class III devices subject to the PMA approval process and not 510(k) clearance.  The more rigorous PMA process requires us to demonstrate that a new medical device is safe and effective for its intended use. The FDA may require that a PMA be supported by, among other things, extensive technical, pre-clinical, clinical testing, manufacturing, and labeling data to demonstrate to the FDA’s satisfaction, the safety and effectiveness of the device.

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

The European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in 2017, which replaced the existing Directives and provided three years for transition and compliance. The MDR will change several aspects of the existing regulatory framework, such as updating clinical data requirements and introducing new ones, such as Unique Device Identification (UDI). We and the Notified Bodies who will oversee compliance to the new MDR face uncertainties and increased costs as the MDR is rolled out and enforced by the European Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years. In April 2020, the European Parliament postponed implementation of MDR to May 2021 due to the COVID pandemic but did not postpone the May 2024 MDR CE Marking requirement. The exit of the UK from the European Union (BREXIT) has resulted in the requirement to re-certify our preloaded acrylic IOL under a non-UK Notified Body, and to separately register our CE Marked products for sale in the UK. In October 2022, the UK postponed to July 2024 the implementation of the UK Medical Device Regulations related to certification and applying of a UK Certification Mark. The failure of Switzerland and the EU to enter into a Mutual Recognition Agreement resulted in a change of our EC Authorized Representative, discontinuance of the pre-loaded acrylic IOL for the Swiss market, and registration of our remaining products under Swiss law.

We have affixed the CE Mark to all our principal products sold in CE Mark jurisdictions including ICLs and delivery systems. In July 2022, our Notified Body in the European Union, DEKRA, certified the CE Marking for our currently certified and commercially available ICLs, delivery systems, and calculation software under the new MDR. During the fourth quarter of 2021 and the first quarter of 2022, DEKRA performed audits of our US and Swiss facilities certifying them to the MDR requirements, EN ISO 13485:2016 as well as to the “Medical Device Single Audit Program” (MDSAP). MDSAP provides for a single audit recognized by Australia, Brazil, Canada, Japan and the United States demonstrating routine compliance with QSR/GMP requirements.

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

STAAR Japan currently holds shonin approval for the ICL products, preloaded injectors, and their associated lenses, and kyoka licensing as a manufacturer and MAH of medical devices. The sponsor of a clinical trial submitted to the PMDA must strictly follow Good Clinical Practice (GCP) standards and must follow the trial with standard Good Post-Market Study Practice (GPSP) reporting and a follow-up program. MHLW and PMDA also assess the quality management systems of manufacturers and the conformity of products to the requirements of the PMD Act. STAAR is subject to inspection for compliance by these agencies. A company’s failure to comply with the PMD Act can result in severe penalties, including revocation or suspension of a company’s business license and possible criminal sanctions. If the PMDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, they could take a variety of regulatory or legal actions, similar to the FDA, which could have a material and negative impact on the Company.

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

While STAAR Surgical AG and STAAR Surgical Company hold the licenses, STAAR China serves as a local agent. The local agent is authorized to submit the registration application materials to NMPA, and provides maintenance support and technical service, oversees the registration and clinical trial process. Under Decree 1, Medical Device Adverse Event Reporting and Reevaluation, the license holder bears the primary responsibility for monitoring medical device adverse events (AEs) and establishing an AE monitoring system. The local agent helps manage AEs in case of device malfunction.

The license holder and local agent are responsible for carrying out self-inspection of the quality management system periodically. They are also responsible for identifying, monitoring, and trending adverse events related to the medical device.

In Korea, a registration of medical devices such as our ICLs is overseen by the Ministry of Food and Drug Safety (MFDS) pursuant to the Medical Device Act. The Medical Device Safety Bureau of the MFDS holds primary responsibility for medical device regulations, while departments within the National Institute of Food and Drug Safety (NIFDS) Evaluation oversee the evaluation and research of medical devices.  Medical devices require registration and/or approval prior to commercialization.  In Korea, medical device classification closely follows the Global Harmonization Task Force (GHTF) Classification guidelines, with Class I, II, III and IV designation ranked from low to high risk categorization. The registration review route depends on the risk classification of the device. Typically, the MFDS requires similar documentation as required to obtain a CE Mark.  Our distributor in Korea is contractually required to obtain, with our assistance, the necessary health registrations, governmental approvals, or clearances to import, market and sell our products.  In Korea, we provide our distributor with information and data to obtain appropriate registrations and approvals, and the distributor obtains such registrations. In addition to the device registration, MFDS requires all devices Class II and above to comply with Korean Good Manufacturing Practice (KGMP) quality system standards in order to be marketed in Korea. KGMP standards are based on ISO 13485 quality system standards. However, they are not identical. Therefore, ISO 13485 certificates issued by a notified body in the EU will not be sufficient. To obtain KGMP certification, documents that pertain to all areas of compliance, including design, risk assessment, technical requirements and any other quality system requirements, need to be submitted to an MFDS-authorized third party. Our distributor in Korea submits the application on behalf of STAAR. After the application is submitted, the manufacturing site undergoes either a paper audit or an onsite inspection/audit by an authorized third party and MFDS. Medical device registration licenses do not expire, but the KGPM certificate must be renewed every three years.

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

During 2023, we intend to continue our focus on research and development in the following areas:

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

We seek to achieve our corporate goals in an environmentally sustainable manner. Our most recent Sustainability Report, drafted consistent with the Sustainability Accounting Standards Board (SASB) framework of sustainability topics for medical equipment and supplies companies, is available in the Investor Resources section of our website (www.staar.com). We established a cross-functional climate risk committee to identify the risks presented by climate change and opportunities to reduce our environmental impact. STAAR has several projects underway designed to reduce energy and waste, such as our investment in solar photovoltaic panels at three locations in California (our primary manufacturing facility in Monrovia, our precision manufacturing center of excellence facility/corporate headquarters in Lake Forest, and our Technology Center in Tustin).

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

As of December 30, 2022, we had approximately 964 employees, of which 318 were employed outside the U.S.  Of the 964 employees, 882 were regular full-time, 10 were regular part-time and 72 were temporary. In fiscal year 2022, we added approximately 401 employees (including temporary employees) to help keep pace with the growth of our business. Our U.S. overall turnover rate in fiscal year 2022 was approximately 11% (excluding temporary employees), below the overall turnover rate of approximately 18% in the medical device industry. We seek employees who reflect the communities where we conduct operations. In the U.S., currently approximately 47% of our employees are female and approximately 53% are male. The gender ratio for our employees globally is approximately 49% female and 51% male. In the U.S., currently approximately 86% of our employees are from underrepresented populations. Management periodically provides human capital management updates and data to our Board of Directors. Among our Board of Directors, three directors are female, and three directors are male. Two of the directors on our Board of Directors self-identify as members of underrepresented populations.  In 2021, we formalized a global ESG Steering Committee consisting of cross-functional employees to address environmental, social, and governance issue at STAAR. In addition, we created a cross-functional Diversity, Equity and Inclusion Committee, and a cross-functional Climate Risk Committee.

The health and safety of our employees is a top priority. We created and we follow various safety policies and procedures. Also, we offer health insurance and wellness programs. In response to the COVID-19 pandemic, we implemented numerous changes that we determined were in the best interest of our employees and other stakeholders, and which followed guidelines and regulations of the applicable health authorities. For example, the majority of our employees continue to work from home. We implemented additional safety measures for employees who continue critical on-site work such as health screening, implemented social distancing and personal protective equipment requirements, enhanced cleaning and sanitation procedures, and modified workspaces and break areas to reduce the potential for disease transmission.

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

In 2022 our revenue grew by 23% and we achieved $0.78 diluted earnings per share.  While we plan to continue sales growth and remain profitable, there can be no guarantee that we will achieve our growth and profitability plans in 2023.  While we achieved profitability in the past five consecutive years, we reported losses in three of the past eight years. Our profitability is challenged by the competitive nature of our industry and the other risks to our business detailed herein.

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

Except for Japan, Germany, Spain, the U.S., Canada, the U.K. and Singapore, we sell our products through independent distributors who generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose customers who have been dealing with that distributor and may be required to compensate the distributor for termination. Because these distributors are independent, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors could result in declining sales in that territory, harm to the reputation of our company or our products, or legal liability. For example, if Shanghai Lansheng, which accounted for approximately 52% of our fiscal 2022 consolidated net sales, ceased to serve as our distributor, or significantly underperformed our expectations, we may experience a substantial reduction in sales.

We rely on sales in China for over 50% of our 2022 net sales.

China accounted for approximately 52% of our fiscal 2022 consolidated net sales. If trade relations with the U.S. were to result in trade restrictions, if COVID-mitigation regulations implemented by the Chinese government, if social or political unrest were to disrupt business in China, or if other events in China significantly reduced or disrupted business activities in China, that may materially and adversely harm our business.

Unfavorable economic conditions or negative publicity concerning complications of laser eye surgery, or medical devices in general, could hurt sales of our refractive products.

Approximately 95% of our revenue was derived from ICL lenses used in refractive procedures. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements with third parties. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Economic stagnation, lack of consumer confidence or a recession in any of our larger markets could slow ICL sales growth or, if severe, cause declines in sales. Because the ICL is our best selling and highest gross margin product, restricted growth or a decline in its sales could materially harm our business.

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

Further, any failure by us to forecast demand for or to maintain an adequate supply of, raw material and finished product could result in an interruption in the supply of certain products and a decline in the sales of that product. For example, in 2022 our ICL sales grew 27%. If our suppliers or we are unable or our suppliers are unwilling to meet our increased manufacturing requirements, we may not be able to produce enough materials or products in a timely manner, which could cause a decline in our sales.

Because our business is global our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates and/or other international risks (including tariffs).

Activities outside the U.S. accounted for approximately 95% of our total sales during 2022. Foreign currency fluctuations could result in volatility of our revenue. The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations. The continuing strengthening of the U.S. dollar would likely continue to negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation could also make our products more expensive and increase the credit risks to which we are exposed.  Future foreign currency fluctuations could favorably or unfavorably impact and increase the volatility of our revenue, profitability, and stock price.

Economic, social, and political conditions, laws, practices, and local customs vary widely among the countries in which we sell our products. Our operations outside of the U.S. face a number of risks and potential costs, including, enjoying less stringent protection of intellectual property, and facing economic, political, and social uncertainty in some countries, especially in emerging markets. For example, sales in certain Asian and developing markets may result in lower margins and higher exposure to intellectual property infringement or counterfeits. Also, if China, which accounted for approximately 52% of our fiscal 2022 consolidated net sales, experienced a significant economic downturn or disruption, continued restrictive COVID mitigation efforts, social or political unrest, we may experience a significant reduction in sales. Further, trade disputes between the United States and its significant trading partners may adversely affect our sales, including as a result of the imposition of tariffs or other barriers or restrictions on trade, or increase our costs.  The institution of trade tariffs both globally and between the U.S. and China specifically could negatively impact the overall economic condition in our markets, including China, which could have a negative effect on our sales. In addition, new laws or regulations in China or elsewhere applicable to foreign medical device companies could negatively impact our business.  Also, we are exposed to credit and collectability risk on our trade receivables with customers in certain international markets. There can be no assurance we can effectively limit our credit risk and avoid losses and our ability to transfer foreign earnings to the U.S. may be subject to taxes or restricted or result in incurring substantial costs.  Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business, financial condition and results of operations as a whole.

Changes in our effective tax rate or additional tax liabilities could adversely impact our net income.

We are subject to income taxes as well as non-income-based taxes in Switzerland, the U.S. and various other jurisdictions in which we operate. The laws and regulations in these jurisdictions are inherently complex and we will be obliged to make judgments and interpretations about the application of these laws and regulations to us, including our subsidiaries and our operations and businesses. Those laws and regulations include those related to any restructuring of intercompany operations, holdings or financings, the valuation of intercompany services; cross-border payments between affiliated companies; and the related effects on income tax, VAT and transfer tax. Further, our tax liabilities could be adversely affected by numerous other factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, and changes in tax laws and regulations. Although we believe our tax estimates are reasonable, any changes in our judgments and interpretation of tax laws or any material differences as a result of any audits could result in unfavorable tax adjustments that may have an adverse effect on our overall tax liability.

Changes in tax laws could result in additional tax liabilities.

Changes in tax laws can and do occur. For example, in 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which is complex and continues to be further clarified with supplemental guidance. Changes to tax laws may require us to make significant judgment in determining the appropriate provision and related accruals for these taxes. Thus, as a result, such changes could result in substantially higher taxes and a significant adverse effect on our results of operations, financial conditions and liquidity. In addition, the Organization for Economic Co-operation and Development (OECD), which represents a coalition of member countries, has recommended fundamental tax reforms affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting project, which in part aims to address international corporate tax strategies. Countries have already enacted significant measures in this regard. Further work is currently being undertaken by the OECD on its proposal to reform international allocation of taxing rights by allocating a greater share of taxing rights to countries where consumers are located, regardless of the physical presence of a business (Pillar One), and to implement a global minimum tax (Pillar Two). The detail of the proposals is subject to change and the impact to us will need to be determined by reference to the final rules.

We are vulnerable to any loss of use of our principal manufacturing facility.

We manufacture all of our ICL products at a single facility in Monrovia, California. All or a portion of the Monrovia facility could suffer catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters, including manufacturing challenges such as equipment failure. Developing additional manufacturing sites may require significant expense for personnel and equipment and a long period to obtain regulatory approvals.  Our California and Japanese facilities are in areas where earthquakes could cause catastrophic loss.

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

In 2022, we generated approximately 95% of our total sales outside the U.S. A natural disaster (such as a climate-related event or otherwise), public health crisis (such as a pandemic or epidemic), political crisis (such as terrorism, war, political instability or other conflict), or other events outside of our control that may occur anywhere around the world, may adversely impact our business and operating results. Moreover, these types of events could negatively impact surgeon or patient spending in the impacted region(s) or depending upon the severity, globally, which could adversely impact our operating results.

For example, on March 11, 2020, the World Health Organization (WHO) characterized the Novel Coronavirus Disease 2019 (COVID-19) as a pandemic, resulting in governmental authorities and other third parties implementing or recommending a number of measures to contain the spread of COVID-19, including travel restrictions, shelter-in-place orders and business limitations and shutdowns.  The impact of COVID-19 and these measures implemented or recommended by governmental authorities and other third parties have had a significant impact on many businesses, including ours. For example, we suspended most of our production on March 17, 2020 with the exception of continuation of critical late-staged processes.  Moreover, our revenues have been adversely impacted, since the first quarter of 2020 in global geographies characterized as “hot spots” for the COVID-19 virus and its variants as customers in those locations were not able to carry out procedures or were limited in their activities by government regulations intended to contain the spread of COVID-19 and variant strains.  In certain of these markets, sales paused as elective surgeries were discouraged to support COVID-19 related needs.  We expect this decrease in sales in certain geographies, such as parts of Europe and Asia, to continue through the first half of 2023 and possibly beyond as different geographies may or may not resume pre-pandemic levels of business activities as novel COVID-19 variant strains emerge.  We cannot predict when different governments and circumstances will permit businesses in their jurisdictions to return to pre-pandemic levels of business or when consumers will resume scheduling procedures. We also cannot predict COVID-19’s impact on the overall economy of various markets, including the existence or extent of a possible recession. Thus, at this point, the extent to which the coronavirus may impact delayed medical procedures and delayed lens orders, and the related impact on our results is uncertain; however, it could have a material adverse impact on our results of operations, cash flows and financial condition. We monitor such events and take actions that we deem reasonable given the circumstances. In the future other types of crises, may create an environment of business uncertainty around the world, which may hinder sales and/or supplies of our products nationally and internationally.

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

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (FCPA). Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm our reputation, business, financial condition and results of operations. Our reliance on foreign subsidiaries and independent distributors requires vigilance in maintaining our policy against participation in corrupt or non-compliant activity, including, for example, with respect to our 2022 internal review of compliance with certain regulations in the Japanese market related to sales of pre-loaded aphakic intraocular lenses for use in cataract surgery (IOLs, not ICLs). In many of our markets outside the U.S., doctors and hospital administrators may be deemed government officials. Despite precautions we may take, non-compliance may occur that could harm our reputation and financial results.  Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their employees or agents to deviate from appropriate practices in doing business with such individuals.

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

Our pension plans taken together are underfunded by approximately $1.9 million ($1.2 million for the Japan Plan and $0.7 million for the Swiss Plan) as of December 30, 2022.

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

Certain of our employees, contractors and vendors have access to and use personal information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breaches due to employee, contractor or vendor error, or malfeasance, systems error (whether as a result of an intentional breach, a natural disaster or human error) or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and the supply of products we provide to our clients, compromise our intellectual property or other confidential business information, or damage our reputation, any of which could adversely affect our profitability, revenue and competitive position. Due to the COVID-19 pandemic, we have enabled many of our employees to work remotely, which may make us more vulnerable to cyberattacks. While we have not experienced a material system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. We continue to invest in our cybersecurity program to enhance current capabilities and also implement new capabilities in our effort to keep pace with the changing threat landscape. Also, certain of our information technology systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such events could materially harm our reputation and financial results.  Moreover, while we maintain cyber insurance, it may be insufficient to address any potential loss incurred. We also rely on third parties to host or otherwise process some of this data (such as cloud-based computing). Elements of our information technology systems that we outsource to third parties may also be vulnerable to various types of attacks or disruptions. Any failure by a third party to prevent security breaches could have adverse consequences for us.

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

If we continue to experience rapid growth, this places a significant strain on financial, operational, and managerial resources. We must continue to implement and enhance our managerial, operational and financial systems, expand our operations, and continue to recruit and train qualified personnel. There can be no assurance that our strategic and operational planning will allow us to adequately manage anticipated growth. Factors such as a failure to follow specific internal practices and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. For example, in the second half of 2021, as we increased production to meet increased demand, we experienced a decline in product yield. In the event of a slower-than-planned manufacturing output, we may be unable to quickly meet customer demand. In the event of a significant manufacturing challenge, we may experience delays in meeting product demand which could adversely affect our results of operations and financial condition.

In addition, the expense associated with increased manufacturing and sales/marketing to meet increased demand may exceed our expectations. We manufacture in the U.S. and inflation has increased in the U.S. during recent months, and we can expect as a result to experience increased costs in our own supply chain which may be difficult to pass along to our customers. Any inability to successfully manage growth could materially and adversely affect our business, financial condition, and results of operation.

Corporate responsibility, specifically related to environmental, social and governance (ESG) matters, may impose additional costs, expose us to reputational and emerging areas of risks, and could negatively affect our business.

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

Climate changes, such as extreme weather conditions, could create financial risk to our business. Global physical climate changes, including unseasonable weather conditions and earthquakes, could disrupt our operations by impacting the availability and cost of water, energy, or materials within our supply chain, and could also increase insurance and other operating costs. This could in turn put pressure on our manufacturing costs and result in reduced profit margins associated with certain of our products. Climate-related transitional risks, such as changing regulations, could also increase our costs and adversely impact our operations or financial performance.

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

Our relationships with physicians, and other healthcare providers are subject to scrutiny under various U.S. and international bribery, fraud and abuse, anti-kickback, false claims, privacy, and similar laws, collectively referred to as “healthcare compliance laws.” Healthcare compliance laws are broad, sometimes ambiguous, complex, and subject to change and changing interpretations, which could restrict our sales or marketing practices. Possible sanctions for violation of these healthcare compliance laws include fines, civil and criminal penalties, exclusion from government healthcare programs, and despite our compliance efforts, we face the risk of an enforcement activity or a finding of a violation of these laws. For example, in 2022 a Japanese trade association (Japan Fair Trade Council of the Medical Devices Industry) ruled that our subsidiary in Japan improperly implemented a program with surgeons and hospitals to obtain videos of cataract surgeries where our cataract intraocular lenses were used.

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

We have voluntarily recalled our products in the past and recalls could take place again. We may also be subject to recalls initiated by manufacturers of products we distribute. We cannot eliminate the risk of a material recall in the future. Recalls can result in lost sales of the recalled products themselves and can result in further lost sales while replacement products are manufactured, especially if the replacements must be redesigned or approved by regulatory authorities prior to distribution. If recalled products have already been implanted, we may bear some or all of the cost of corrective surgery. Recalls may also damage our professional reputation and the reputation of our products. The inconvenience caused by recalls and related interruptions in supply, the underlying causal issues, and the damage to our reputation, could cause professionals to discontinue using our products.

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

If we modify our products, we may have to obtain new marketing clearances or approvals or may have to cease marketing or recall the modified products until clearances or approvals are obtained.

Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, including any significant change in design or manufacture, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared and PMA approved products and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or premarket approvals are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing and/or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

The market price for our common stock has fluctuated widely. The closing price of our common stock ranged from $46.82 to $111.58 per share during the year ended December 30, 2022. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in the business and market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of our common stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations, and public health crises, may adversely affect the market price of our common stock.

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

Our largest investor beneficially owns approximately 18% of our outstanding common stock, and our largest four investors beneficially own approximately 50% of our outstanding common stock. One of our current six directors was recommended by our investors. The sale of a substantial number of shares of our common stock by any or all of our largest investors or our other stockholders within a short period of time could cause our common stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

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

Certain of the legal proceedings in which we are involved are discussed under “Litigation and Claims” in Note 13, “Commitments and Contingencies,” to our Consolidated Financial Statements in this Annual Report on Form 10-K and are hereby incorporated by reference.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market (NASDAQ) under the symbol “STAA.”

Holders

As of February 17, 2023, there were approximately 281 record holders of our Common Stock.

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

The following graph shows a comparison from December 29, 2017 to December 30, 2022 of the total performance of the following:

•	STAAR Surgical Company;
•	The NASDAQ Composite Index;
•	a peer group we have selected based on data and advice provided by the Radford Group, consisting of the following 16 companies:

Angio Dynamics (ANGO)	Inogen (INGN)
Anika Therapeutics (ANIK)	LeMaitre Vascular (LMAT)
AtriCure (ATRC)	Merit Medical Systems (MMSI)
Atrion (ATRI)	Nevro (NVRO)
AxoGen (AXGN)	Penumbra (PEN)
Cardiovascular Systems (CSII)	Surmodics (SRDX)
CryoLife (CRY)	Tactile Systems Technology (TCMD)
Glaukos (GKOS)	Tandem Diabetes Care (TNDM)

In 2022, we revised our peer group to a standard major market and industry index peer group to better reflect our current company profile and market capitalization.  The new peer group is the S&P 400 Health Care Index.  The chart below shows our performance compared to both the prior peer group and the new peer group.

Returns in the graph below reflect historical results; we do not intend to suggest they predict future performance. The data assumes $100 was invested on December 29, 2017 in STAAR common stock and in each of the composite indices, and that dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for Fiscal Years:	2017	2018	2019	2020	2021	2022
STAAR Surgical Company	100.00	201.68	221.81	511.10	589.03	313.12
The Nasdaq Composite Index	100.00	96.41	133.54	192.47	235.15	158.65
Old Peer Group	100.00	116.50	135.49	164.85	175.91	116.28
New Peer Group - S&P 400 Health Care Index	100.00	104.58	129.19	170.22	189.55	151.53

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 7 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “should,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements about any of the following: any projections of or guidance as to earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the expected impact of the COVID-19 pandemic and related public health measures (including but not limited to their impact on sales, operations or clinical trials globally), the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving 2023 business plans; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

See Item 1.  “Business,” for a discussion of:

•	Operations
•	Principal Products
•	Distribution and Customers
•	Competition
•	Regulatory Matters
•	Research and Development

Strategic Imperatives for 2023

For 2023 we will focus on the following strategic imperatives:

•	Position EVO Implantable Lenses as the Most Desirable Pathway to Visual Freedom;
•	Innovate and Develop a Pipeline of Next Generation Premium Collamer-Based Intraocular Lenses;
•	Accelerate the Transition in Refractive Surgery to Lens-Based through Clinical Validation and Medical Affairs Excellence;
•	Achieve our corporate imperatives in alignment with our Environmental, Social and Governance commitments;
•	Continue our Focus on and Commitment to STAAR’s Culture of Quality; and
•	Delight Shareholders.

Finally, we will continue to evaluate opportunities to acquire new product lines, technologies, and companies.

We continue to monitor the commercial and operational impact of new variants of COVID-19 in our markets, which remains uncertain at this time and may adversely affect our financial results. For example, COVID-19 impacted certain of our Chinese customers and, in the U.S., STAAR’s manufacturing operations.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s Consolidated Statement of Income for the period indicated.

	Percentage of Net Sales
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	21.5%	22.5%	27.6%
Gross profit	78.5%	77.5%	72.4%
General and administrative	19.2%	19.1%	20.7%
Selling and marketing	31.2%	29.2%	28.0%
Research and development	12.7%	14.7%	19.6%
Total selling, general and administrative	63.1%	63.0%	68.3%
Operating income	15.4%	14.5%	4.1%
Total other income (expense), net	0.6%	(0.9)%	0.9%
Income before income taxes	16.0%	13.6%	5.0%
Provision for income taxes	2.4%	3.0%	1.4%
Net income	13.6%	10.6%	3.6%

Net Sales

The following table presents our net sales, by product for the fiscal years presented (dollars in thousands):

	2022		2021		2020
	% of Total	Sales	% of Total	Sales	% of Total	Sales
ICLs	94.8%	$269,712	92.4%	$212,905	86.5%	$141,407
Other product sales
Cataract IOLs	3.4%	9,638	5.4%	12,519	8.3%	13,574
Other surgical products	1.8%	5,041	2.2%	5,048	5.2%	8,479
Total other product sales	5.2%	14,679	7.6%	17,567	13.5%	22,053
Net sales	100.0%	$284,391	100.0%	$230,472	100.0%	$163,460

Net sales for 2022 increased 23% from 2021. The increase in net sales was due to increased ICL sales of $56.8 million, partially offset by a decrease in other product sales of $2.9 million. Changes in foreign currency unfavorably impacted net sales by $12.9 million.

Net sales for 2021 increased 41% from 2020. The increase in net sales was due to increased ICL sales of $71.5 million, partially offset by a decrease in other product sales of $4.5 million. Changes in foreign currency favorably impacted net sales by $0.5 million.

Total ICL sales for 2022 increased 27% from 2021, with unit growth up 33%. The sales increase was driven by the APAC region, which grew 32% with unit growth of 36%, primarily due to sales growth in other APAC Distributors up 43%, China up 38%, India up 37%, Korea up 18% and Japan up 14%.  The Europe, Middle East, Africa and Latin America region sales decreased 1.0% with unit increase of 15%, due to sales decreases in our direct markets down 8%, offset by sales growth in our distributor markets up 9%.  The North America region sales increased 51%, with unit increase of 47%, due to sales growth in the U.S. up 59% and Canada up 10%.  Changes in foreign currency unfavorably impacted ICL sales by $10.3 million, which impacted our Japan and Europe, Middle East and Africa markets.  ICL sales represented 94.8% of our total sales for fiscal year 2022.

Total ICL sales for 2021 increased 51% from 2020, with unit growth up 48%. The sales increase was driven by the APAC region, which grew 51% with unit growth of 47%, primarily due to sales growth in India up 123%, Japan up 56%, China up 50%, other APAC Distributors up 50% and Korea up 36%.  The Europe, Middle East, Africa and Latin America region sales increased 46% with unit increase of 48%, due to sales growth in our distributor markets of 59% and our direct markets of 38%.  The North America region sales increased 57%, with unit increase of 61%, due to sales growth in the U.S. up 58% and Canada up 53%.  Changes in foreign currency favorably impacted ICL sales by $0.8 million.  ICL sales represented 92.4% of our total sales for fiscal year 2021.

Other product sales, includes cataract IOLs, delivery systems and normal recurring sales adjustments such as sales return allowances.  As a result of third-party materials and supply chain challenges that affect our cataract IOLs and associated delivery devices, we will no longer manufacture cataract IOLs, though we will continue to support these products through the end of 2023, as supplies permit.  We do not expect this decision to have a significant impact to revenue growth in future years.  Other product sales for 2022 decreased 16% from 2021, mainly due to decreased sales of cataract IOLs. Changes in foreign currency unfavorably impacted other product sales by $2.6 million. Other product sales represented 5.2% of our total sales for fiscal year 2022.

Other product sales in 2021 decreased 20% from 2020, mainly due to product yield issues requiring rework related to preloaded injector parts manufactured on our behalf by a third-party manufacturer then sold by us to a third-party manufacturer for product they sell to their customers, as well as decreased cataract IOL sales. Changes in foreign currency unfavorably impacted other product sales by $0.3 million.  Other product sales represented 7.6% of our total sales for fiscal year 2021.

Gross Profit

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

				Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Gross profit	$223,383	$178,637	$118,362	25.0%	50.9%
Gross margin	78.5%	77.5%	72.4%

Gross profit for 2022 increased 25.0% from 2021.  Gross profit margin increased to 78.5% of revenue for 2022 compared to 77.5% of revenue for 2021, due to geographic sales mix and an increased mix of ICL sales which carry a higher margin, partially offset by increased period costs associated with manufacturing expansion projects.

Gross profit for 2021 increased 50.9% from 2020.  Gross profit margin increased to 77.5% of revenue for 2021 compared to 72.4% of revenue for 2020, due to higher mix of ICL sales, geographic sales mix, a decreased mix of injector part sales which carry a lower margin, partially offset by increased period costs associated with manufacturing expansion projects.  Also contributing to the increase in gross profit margin for 2021, was $1.2 million in non-recurring expenses incurred related to the COVID-19 manufacturing pause from March 17 through April 27, 2020.

General and Administrative Expense

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
General and administrative expense	$54,742	$44,142	$33,911	24.0%	30.2%
Percentage of sales	19.2%	19.1%	20.7%

General and administrative expenses for 2022 increased 24.0% from 2021, due to increased facilities costs, bonus and stock-based compensation expenses, outside services, and salary-related and payroll tax expenses.

General and administrative expenses for 2021 increased 30.2% from 2020, due to increased bonus and stock-based compensation expenses, salary-related and payroll tax expenses, outside services, facilities costs and corporate insurance.

Selling and Marketing Expense

The following table presents our marketing and selling expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Selling and marketing expenses	$88,856	$67,294	$45,764	32.0%	47.0%
Percentage of sales	31.2%	29.2%	28.0%

Selling and marketing expenses for 2022 increased 32.0% from 2021, due to increased advertising and promotional activities, trade shows and sales meetings expense, travel expenses and bonus and stock-based compensation expenses.

Selling and marketing expenses for 2021 increased 47.0% from 2020, due to increased advertising and promotional activities, salary-related and payroll tax expenses, trade shows expense, commission expense, and bonus and stock-based compensation expenses.

Research and Development Expense

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Research and development expense	$35,983	$33,862	$31,918	6.3%	6.1%
Percentage of sales	12.7%	14.7%	19.6%

Research and development expenses for 2022 increased 6.3% from 2021 due to increased salary-related and payroll tax expenses and bonus and stock-based compensation expenses, partially offset by decreased clinical expenses associated with our clinical trials.

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

Other Income (Expense), Net

The following table presents our other income (expense), net for the fiscal years presented (dollars in thousands):

				Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Other income (expense), net	$1,750	$(2,035)	$1,498	—*	—*
Percentage of sales	0.6%	(0.9)%	0.9%

*	Denotes change is greater than +100%.

The change in other income (expense), net for 2022 was due to increased interest income, as a result of our investments held available for sale and higher interest rates and decreased foreign exchange losses (primarily euro).  The change in other income (expense), net for 2021 was due primarily to increased foreign exchange losses (primarily euro).

Other income (expense), net generally relates to interest income earned on cash, cash equivalents and investments available for sale, interest expense on finance lease obligations, gains or losses on foreign currency transactions, and royalty income. The table below summarizes the year over year changes in other income (expense), net (in thousands):

	Favorable (Unfavorable)
	2022 vs. 2021	2021 vs. 2020
Interest income (expense), net	$2,486	$(276)
Foreign exchange	1,257	(3,828)
Royalty income	(211)	575
Other	253	(4)
Net change in other income (expense), net	$3,785	$(3,533)

Provision for Income Taxes

The following table presents our provision for income taxes for the fiscal years presented (in thousands):

				Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Provision for income taxes	$6,797	$6,803	$2,354	(0.1)%	—*
Effective tax rate	14.9%	21.7%	28.5%

*	Denotes change is greater than +100%.

Our effective tax rates differ from the U.S. federal statutory rate of 21% for 2022, 2021 and 2020, respectively, primarily due to the income taxes generated in foreign jurisdictions. Also impacting our effective tax rates was a release of $0.8 million of our U.S. valuation allowance in 2022, a recapture of our U.S. valuation allowance of $0.8 million in 2021 and a release of $0.5 million of our U.S. valuation allowance in 2020.  During 2022, 2021 and 2020, there were no unrecognized benefits related to uncertain tax positions taken by us.

Liquidity and Capital Resources

We believe that current cash, cash equivalents, investments available for sale and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this Annual Report.  Our financial condition at December 30, 2022, December 31, 2021 and January 1, 2021 included the following (in thousands):

	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Cash and cash equivalents	$86,480	$199,706	$152,453	$(113,226)	$47,253
Investments available for sale	139,061	—	—	139,061	—
Total	$225,541	$199,706	$152,453	$25,835	$47,253

Current assets	$311,723	$271,411	$216,418	$40,312	$54,993
Current liabilities	51,716	48,802	41,236	2,914	7,566
Working capital	$260,007	$222,609	$175,182	$37,398	$47,427

Cash and cash equivalents include cash and balances in deposits and money market accounts held at banks and financial institutions.  Our investment policy primary objective is capital preservation while maximizing our return on investment.  Investments available for sale may include U.S. government and corporate debt securities, commercial paper, certain certificates deposit and related security types, that are rated by two nationally recognized statistical rating organizations with minimum investment grade ratings of AAA to A-/A-1+ to A-2, or the equivalent.  The maturity of individual investments may not extend 24 months from the date of purchase.  There are also limits to the amount of credit exposure in any given security type.  Additionally, during 2021 we fully repaid and cancelled our Japan line of credit and cancelled our Swiss framework agreement given our current cash resources.  We do not have any off-balance sheet arrangements.

Our current liquidity and capital resources, as discussed above, will enable us to meet our known contractual obligations as of December 30, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Finance lease obligations (Note 9)*	$397	$182	$215	$—	$—
Operating lease obligations (Note 9)*	36,002	5,222	9,543	7,972	13,265
Pension benefit payments (Note 11)*	1,935	214	590	640	491
Severance (Note 13)*	410	410	—	—	—
Asset retirement obligation (Note 13)*	220	220	—	—	—
Open purchase orders (Note 13)*	17,623	17,149	471	3	—
Total	$56,587	$23,397	$10,819	$8,615	$13,756

*	Refer to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K

Overview of changes in cash and cash equivalents and other working capital accounts.

A summary of cash flows for the fiscal years presented (dollars in thousands):

	2022	2021	2020
Cash flows from:
Operating activities	$35,715	$43,962	$20,951
Investing activities	(156,376)	(13,645)	(8,404)
Financing activities	8,297	17,793	19,571
Effect of exchange rate changes	(862)	(857)	367
Net increase (decrease) in cash and cash equivalents	(113,226)	47,253	32,485
Cash and cash equivalents, at beginning of year	199,706	152,453	119,968
Cash and cash equivalents, at end of year	$86,480	$199,706	$152,453

For 2022, net cash provided by operating activities consisted of $38.8 million in net income and $25.8 million in non-cash items, offset by $28.9 million in working-capital changes.  For 2021, net cash provided by operating activities consisted of $24.5 million in net income and $21.9 million in non-cash items, offset by $2.4 million in working-capital changes.  For 2020, net cash provided by operating activities consisted of $17.8 million in non-cash items and $5.9 million in net income, offset by $2.7 million in working-capital changes

For 2022 we decided to invest our cash in slightly higher yielding securities.  For 2022, net cash used in investment activities of $156.4 million resulted from $155.7 million in purchases of investments available for sale and $18.1 million in purchases of property, plant and equipment, partially offset by $17.5 million of proceeds from the maturity of investments available for sale.  The increase in investment in property, plant and equipment during 2022, relative to 2021, and the increase during 2021, relative to 2020, was primarily due to an increased in investments in manufacturing facilities.

For 2022, net cash provided by financing activities of $8.3 million consisted primarily of proceeds from the exercise of stock options.  For 2021, net cash provided by financing activities consisted of $19.4 million of proceeds from the exercise of stock options, partially offset by $1.3 million repayment on the Japan line of credit and $0.3 million repayment of finance lease obligations.  For 2020, net cash provided by financing activities consisted of $20.6 million of proceeds from the exercise of stock options, partially offset by $0.6 million repayment of finance lease obligations and a $0.5 million repayment on the Japan line of credit.

Accounts receivable, net was $62.4 million and $43.5 million at December 30, 2022 and December 31, 2021, respectively.  Days’ Sales Outstanding (DSO) was 89 and 67 days, respectively for 2022 and 2021. The increase in DSO in 2022 is temporary and was due to decreased customer collections of receivables in the fourth quarter of 2022 primarily from payment delays from customers where there was a surge in COVID-19 cases, resulting from lifting COVID-19 restrictions.

Inventories, net was $24.2 million and $17.2 million at December 30, 2022 and December 31, 2021, respectively. Days’ Inventory on Hand (DOH) was 94 and 79 days for 2022 and 2021, respectively, for finished goods, including consignment inventory.  The increase in DOH is due to increased production to support sales growth of ICL products.

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

Investments Available for Sale

Investments available for sale are investments in debt securities for which the Company does not have the positive intent and ability to hold to maturity and are measured at fair value.  We recognize impairment when there has been a decline in fair value below amortized cost if we intend to sell the security or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis.  The impairment related to credit losses is recognized in other income (expense) on the Consolidated Statements of Income.  Any portion of impairment not related to credit losses is recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.  The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield.

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

None.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company.  Based on that evaluation, our CEO and CFO concluded, as of the end of the period covered by our Form 10-K for the fiscal year ended December 30, 2022, that our disclosure controls and procedures were effective.  For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended December 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2022, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2022.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on Internal Control over Financial Reporting

We have audited STAAR Surgical Company’s (the “Company’s”) internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2022, and the related notes and financial statement schedule and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

February 22, 2023

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” contained in the proxy statement for the 2023 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 30, 2022.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

We have filed the following documents as part of this Annual Report on Form 10-K:

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)

4.3	Description of the Registrant’s Securities.(18)

10.1	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease dated January 3, 2003, by and between the Company and California Rosen LLC.(5)

†10.2	Form of Indemnification Agreement between the Company and certain officers and directors.(6)

10.3	Basic Agreement on Unsterilized Intraocular Lens Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(8)

10.4	Basic Agreement on Injector Product Sales Transactions between Canon Staar Co., Inc. and Nidek Co., Ltd., dated May 23, 2005.(8)

10.5	Memorandum of Understanding Concerning Basic Agreements for Purchase and Sale between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(8)

10.6	Acrylic Preset Supply Warranty Agreement between STAAR Japan Inc. and Nidek Co., Ltd., dated December 25, 2008.(8)

†10.7	Form of Executive Severance Agreement.(9)

†10.8	Form of Executive Change in Control Agreement.(9)

10.9	Standard Industrial/Commercial Single – Tenant Lease – Net dated August 17, 2012, by and between the Company and Pacific Equity Partners, LLC.(10)

†10.10	Letter of the Company dated March 27, 2012 to Samuel Gesten, Vice President and General Counsel, regarding compensation.(7)

†10.11	Letter of the Company dated July 27, 2015 to Keith Holliday, Vice President of Research and Development, regarding compensation.(11)

10.12	Form of Option Grant and Stock Option Agreement for employees.(12)

10.13	Form of Option Grant and Stock Option Agreement for Non-Employee Directors.(12)

10.14	Form of Restricted Stock Unit Grant and Agreement.(12)

10.15	Form of Restricted Stock Award Grant and Restricted Stock Award Agreement.(12)

10.16	Lease dated August 10, 2017 by and between the Company and 2000 Gold L.P.(13)

10.17	Lease Agreement commencing May 1, 2018 between Bukewihge Properties, LLC and STAAR Surgical Company.(14)

10.18	Form of Distributorship Agreement.(6)

10.19	Lease Agreement dated January 29, 2019 between GZK Real Estate Ltd. and STAAR Surgical Ltd.(16)

10.20	Lease Agreement dated June 13, 2019 between Einfache Gesellschaft Calderari & Schwab. and STAAR Surgical AG.(17)

†10.21	Letter of the Company dated August 10, 2012 to James Francese, Vice President, Global Marketing, regarding compensation.(7)

†10.22	Employment Agreement effective October 1, 2017 by and between the Company and Scott Barnes, dated September 11, 2011.(18)

†10.23	Letter of the Company dated June 30, 2020 to Patrick Williams, Chief Financial Officer, regarding compensation.(4)

10.24	Lease agreement entered into on September 14, 2020 between STAAR Surgical Company and Calderari & Schwab.(19)

10.25	First Amendment to Lease Agreement dated October 1, 2020 between STAAR Surgical Company and Pacific Equity Partners, LLC.(20)

10.26	First Amendment to Lease Agreement dated October 30, 2020 between STAAR Surgical Company and 2000 Gold L.P.(21)

10.27	First Amendment to Lease Agreement dated August 11, 2022 between STAAR Surgical Company and Bukewihge Properties, LLC.*

†10.28	Employment Agreement effective January 1, 2023 by and between the Company and Thomas G. Frinzi, dated January 1, 2023.(22)

10.29	Consulting Agreement effective January 1, 2023 by and between the Company and Caren Mason dated January 1, 2023.(22)

14.1	Code of Business Conduct and Ethics.(15)

21.1	List of Subsidiaries.*

23.1	Consent of BDO USA, LLP.*

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 30, 2022 formatted inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104

The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2022, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to Appendix 2 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 13, 2018.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 1, 2023.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8‑A/A as filed with the Commission on April 18, 2003.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended July 3, 2020, as filed with the Commission on August 5, 2020.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 2, 2004, as filed with the Commission on March 17, 2004.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2018, as filed with the Commission on August 1, 2018.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the commission on March 12, 2013.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 1, 2010 as filed with the Commission on April 1, 2010.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2011, as filed with the Commission on November 2, 2011.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 23, 2012.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2015, as filed with the Commission on November 4, 2015.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2016, as filed with the Commission on March 2, 2017.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended September 29, 2017, as filed with the Commission on November 8, 2017.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2018, as filed with the Commission on May 2, 2018.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, for the period ended June 29, 2012, as filed with the Commission on August 8, 2012.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended March 29, 2019, as filed with the Commission on May 1, 2019.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2019, as filed with the Commission on July 31, 2019.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended January 3, 2020, as filed with the Commission on February 26, 2020.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2020.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 8, 2020.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2020, as filed with the Commission on November 4, 2020.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2022.
ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAAR SURGICAL COMPANY

Date: February 22, 2023	By:	/s/ THOMAS G. FRINZI
Thomas G. Frinzi
President, Chief Executive Officer and Chair of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS G. FRINZI	President, Chief Executive Officer and Chair of the Board, Director	February 22, 2023
Thomas G. Frinzi	(principal executive officer)

/s/ PATRICK F. WILLIAMS	Vice President, Chief Financial Officer	February 22, 2023
Patrick F. Williams	(principal accounting and financial officer)

/s/ STEPHEN C. FARRELL	Director	February 22, 2023
Stephen C. Farrell

/s/ GILBERT H. KLIMAN	Director	February 22, 2023
Gilbert H. Kliman

/s/ AIMEE S. WEISNER	Director	February 22, 2023
Aimee S. Weisner

/s/ ELIZABETH YEU	Director	February 22, 2023
Elizabeth Yeu

/s/ K. PEONY YU	Director	February 22, 2023
K. Peony Yu

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2022, December 31, 2021 and January 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company (the “Company”) as of December 30, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2022, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Tax Provision

As described in Notes 1 and 10 to the Company’s consolidated financial statements, the Company operates in multiple jurisdictions. The Company serves international markets and is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes.  The tax provision is based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction and assessing the realizability of the deferred tax assets. In evaluating the Company’s ability to realize the deferred tax assets, management considers the positive and negative evidence, including the reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

We identified the Company’s calculation of the provision for income taxes, including the judgment and estimation regarding projected taxable income as a critical audit matter. The principal considerations in our determination are the significant judgments required in the development of forecasts and certain assumptions related to the projected sales growth, margins, costs and income by jurisdiction that are used to assess the realizability of deferred tax assets. These forecasts include certain assumptions including the likelihood of continued growth in certain key markets, projected industry-wide performance, macro-economic factors and the development and approval of new products. Auditing these elements involved especially complex auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the need to involve personnel with specialized knowledge and skills.

The primary procedures we performed to address this critical audit matter included:

•

Assessing the reasonableness of the Company’s projected forecasts and certain related assumptions against the Company’s historical performance, industry-wide performance, macro-economic factors, and evidence obtained in other areas of the audit.

•

Utilizing personnel with specialized knowledge and skills in domestic and international tax law to assist in: (i) evaluating the application of tax laws used in management’s allocation methodologies based on the Company’s structure and operations, (ii) evaluating transfer pricing regulations to assist in assessing the appropriateness of intercompany transactions and the rates used to cross charge and allocate costs based on transfer pricing agreements,  (iii) recalculating the income tax expense utilizing enacted tax rates, and (iv) evaluating both positive and negative evidence and assessing the reasonableness of certain assumptions used in the Company’s valuation allowance assessment.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1993.

Los Angeles, California

February 22, 2023

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 30, 2022 and December 31, 2021

(In thousands, except par value amounts)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$86,480	$199,706
Investments available for sale	125,159	—
Accounts receivable trade, net	62,447	43,531
Inventories, net	24,161	17,274
Prepayments, deposits and other current assets	13,476	10,900
Total current assets	311,723	271,411
Investments available for sale	13,902	—
Property, plant and equipment, net	50,921	35,912
Finance lease right-of-use assets, net	342	506
Operating lease right-of-use assets, net	30,270	31,310
Intangible assets, net	173	218
Goodwill	1,786	1,786
Deferred income taxes	4,824	3,813
Other assets	957	822
Total assets	$414,898	$345,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,576	$8,699
Obligations under finance leases	169	127
Obligations under operating leases	3,524	3,283
Allowance for sales returns	5,706	4,816
Other current liabilities	30,741	31,877
Total current liabilities	51,716	48,802
Obligations under finance leases	210	382
Obligations under operating leases	27,136	28,269
Deferred income taxes	1,489	811
Asset retirement obligations	220	198
Pension liability	1,935	8,758
Total liabilities	82,706	87,220
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 48,212 and 47,716 shares issued and outstanding at December 30, 2022 and December 31, 2021, respectively	482	477
Additional paid-in capital	404,189	373,519
Accumulated other comprehensive income (loss)	156	(4,048)
Accumulated deficit	(72,635)	(111,390)
Total stockholders’ equity	332,192	258,558
Total liabilities and stockholders’ equity	$414,898	$345,778

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 30, 2022, December 31, 2021 and January 1, 2021

(In thousands, except per share amounts)

	2022	2021	2020
Net sales	$284,391	$230,472	$163,460
Cost of sales	61,008	51,835	45,098
Gross profit	223,383	178,637	118,362
Selling, general and administrative expenses:
General and administrative	54,742	44,142	33,911
Selling and marketing	88,856	67,294	45,764
Research and development	35,983	33,862	31,918
Total selling, general and administrative expenses	179,581	145,298	111,593
Operating income	43,802	33,339	6,769
Other income (expense), net:
Interest income (expense), net	2,448	(38)	238
Gain (loss) on foreign currency transactions	(1,707)	(2,964)	864
Royalty income	804	1,015	440
Other income (loss), net	205	(48)	(44)
Total other income (expenses), net	1,750	(2,035)	1,498
Income before income taxes	45,552	31,304	8,267
Provision for income taxes	6,797	6,803	2,354
Net income	$38,755	$24,501	$5,913
Net income per share:
Basic	$0.81	$0.52	$0.13
Diluted	$0.78	$0.50	$0.12
Weighted average shares outstanding:
Basic	47,987	47,210	45,605
Diluted	49,380	49,456	47,953

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 30, 2022, December 31, 2021 and January 1, 2021

(In thousands)

	2022	2021	2020
Net income	$38,755	$24,501	$5,913
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	6,509	2,632	(3,639)
Reclassification into other income (expense), net	187	487	283
Investments available for sale unrealized loss	(406)	—	—
Foreign currency translation gain (loss)	(2,090)	(1,776)	717
Tax effect	4	154	142
Other comprehensive income (loss), net of tax	4,204	1,497	(2,497)
Comprehensive income	$42,959	$25,998	$3,416

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 30, 2022, December 31, 2021 and January 1, 2021

(In thousands)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at January 3, 2020	44,822	$448	$304,288	$(3,048)	$(141,804)	$159,884
Net income	—	—	—	—	5,913	5,913
Other comprehensive loss	—	—	—	(2,497)	—	(2,497)
Common stock issued upon exercise of options	1,507	15	20,631	—	—	20,646
Stock-based compensation	—	—	13,275	—	—	13,275
Unvested restricted stock	11	—	—	—	—	—
Vested restricted stock	108	1	—	—	—	1
Balance, at January 1, 2021	46,448	464	338,194	(5,545)	(135,891)	197,222
Net income	—	—	—	—	24,501	24,501
Other comprehensive income	—	—	—	1,497	—	1,497
Common stock issued upon exercise of options	1,206	12	19,425	—	—	19,437
Stock-based compensation	—	—	15,900	—	—	15,900
Unvested restricted stock	3	—	—	—	—	—
Vested restricted stock	59	1	—	—	—	1
Balance, at December 31, 2021	47,716	477	373,519	(4,048)	(111,390)	258,558
Net income	—	—	—	—	38,755	38,755
Other comprehensive income	—	—	—	4,204	—	4,204
Common stock issued upon exercise of options	427	4	8,418	—	—	8,422
Stock-based compensation	—	—	22,252	—	—	22,252
Unvested restricted stock	7	—	—	—	—	—
Vested restricted stock	62	1	—	—	—	1
Balance, at December 30, 2022	48,212	$482	$404,189	$156	$(72,635)	$332,192

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 30, 2022, December 31, 2021 and January 1, 2021

(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$38,755	$24,501	$5,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	4,481	3,608	3,060
Amortization of intangibles	28	34	35
Accretion/amortization of investments available for sale	(1,198)	—	—
Deferred income taxes	(1,344)	1,495	(849)
Change in net pension liability	53	137	656
Loss on disposal of property and equipment	65	2	213
Stock-based compensation expense	20,371	14,605	12,146
Accretion of asset retirement obligation	47	—	—
Provision for sales returns and bad debts	913	318	835
Inventory provision	2,423	1,654	1,706
Changes in working capital:
Accounts receivable	(19,601)	(8,868)	(3,974)
Inventories	(7,943)	66	(1,390)
Prepayments, deposits, and other current assets	(2,549)	(711)	(3,753)
Accounts payable	1,805	108	(1,199)
Other current liabilities	(591)	7,013	7,552
Net cash provided by operating activities	35,715	43,962	20,951
Cash flows from investing activities:
Acquisition of property and equipment	(18,108)	(13,645)	(8,404)
Purchase of investments available for sale	(155,748)	—	—
Proceeds from sale or maturity of investments available for sale	17,480	—	—
Net cash used in investing activities	(156,376)	(13,645)	(8,404)
Cash flows from financing activities:
Repayment of finance lease obligations	(126)	(348)	(561)
Repayment of line of credit	—	(1,297)	(515)
Proceeds from the exercise of stock options	8,422	19,437	20,646
Proceeds from vested restricted stock	1	1	1
Net cash provided by financing activities	8,297	17,793	19,571
Effect of exchange rate changes on cash and cash equivalents	(862)	(857)	367
Increase (decrease) in cash and cash equivalents	(113,226)	47,253	32,485
Cash and cash equivalents, at beginning of year	199,706	152,453	119,968
Cash and cash equivalents, at end of year	$86,480	$199,706	$152,453

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Description of Business and Accounting Policies

Organization and Description of Business

STAAR Surgical Company and subsidiaries (the “Company”), a Delaware corporation, was first incorporated in 1982 for the purpose of developing, producing, and marketing implantable lenses for the eye and delivery systems used to deliver the lenses into the eye.  Principal products are implantable Collamer lenses (“ICLs”), and the Company also sells intraocular lenses (“IOLs”).  ICLs, consisting of the Company’s ICL family of products, including the Toric implantable Collamer lenses (“TICL”) and EVO+ Visian ICL, are intraocular lenses used to correct refractive conditions such as myopia (near-sightedness), hyperopia (far-sightedness), astigmatism, and presbyopia.   IOLs are prosthetic intraocular lenses used to restore vision that has been adversely affected by cataracts and include the Company’s lines of silicone IOLs and the Preloaded Injector (a silicone or acrylic IOL preloaded into a single-use disposable injector).

As of December 30, 2022, the Company’s significant subsidiaries consisted of:

•	STAAR Surgical AG, a wholly owned subsidiary formed in Switzerland that markets and distributes ICLs and Preloaded IOLs.
•	STAAR Japan, a wholly owned subsidiary that markets and distributes ICLs and Preloaded IOLs.

The Company operates as one operating segment, the ophthalmic surgical market, for financial reporting purposes (see Note 17).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of STAAR Surgical Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated.  Certain amounts in previously issued financial statements related to income taxes have been reclassified to conform to fiscal 2022 presentation (see Note 10).

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks.  Fiscal years 2022, 2021 and 2020 are based on a 52-week period.

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

Assets and liabilities of STAAR Japan are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. Net foreign translation gain (loss) was as follows (in thousands):

	Years Ended
	2022	2021	2020
Foreign currency translation gain (loss)(1)	$(2,090)	$(1,776)	$717
Gain (loss) on foreign currency transactions(2)	(1,707)	(2,964)	864

(1)	Shown as a separate line item on the Consolidated Statements of Comprehensive Income (Loss).
(2)	Shown as a separate line item on the Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances in deposits and money market accounts held at banks and financial institutions with maturities of three months or less.  Such balances generally exceed the federal insurance limits; however, the Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

Revenue Recognition

The Company recognizes revenue when its contractual performance obligations with customers are satisfied.  The Company’s performance obligations are generally limited to single sales orders with product shipping to the customer within a month of receipt of the sales order.  Substantially all of the Company’s revenues are recognized at a point-in-time when control of its products transfers to the customer, which is typically upon shipment (as discussed below).  Payment for product sales is collected within a short period following transfer of control of product.  The Company presents sales tax and similar taxes it collects from its customers on a net basis (excluded from revenues).

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

•

Non-consignment Sales – The Company recognizes revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for STAAR Japan, which is typically recognized when the customer receives the product.  The Company does not have significant deferred revenues as of December 30, 2022, December 31, 2021 and January 1, 2021, as delivery to the customer is generally made within the same or the next day of shipment.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company also enters into certain strategic cooperation agreements with customers in which, as consideration for certain commitments made by the customer, including minimum purchase commitments, the Company agrees, among other things, to pay for marketing, educational training and general support of the Company’s products.  The provisions in these arrangements allow for these payments to be made directly to the customer or payments can be made directly to a third party for distinct marketing, educational training and general support services provided to or on behalf of the customer by the third party.  For payments the Company makes to another party, or reimburses the customer for distinct marketing and support services, the Company recognizes these payments as sales and marketing expense as incurred.  These strategic cooperation agreements are generally for periods of 12 months or more with quarterly minimum purchase commitments.  The Company recognizes sales and marketing expenses in the period in which it expects the customer will achieve its minimum purchase commitment, generally quarterly, and any unpaid amounts are recorded in other current liabilities on the Consolidated Balance Sheets, see Note 8.  Reimbursements made directly to the customer for general marketing incentives are treated as a reduction in revenues.  The Company’s performance obligations generally occur in the same quarter as the shipment of product.  Sales and marketing expenses for distinct services were as follows (in thousands):

	Years Ended
	2022	2021	2020
Marketing and support services related to strategic cooperation agreements	$1,662	$714	$655

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and the shipments made by the Company to that customer, there is no remaining performance obligation by the Company to the customer.  Accordingly, there are no deferred revenues associated with these types of arrangements as of December 30, 2022, December 31, 2021 and January 1, 2021.

Allowance for Credit Losses

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment history and credit worthiness, as determined by the Company’s review of its customers’ current credit information.  The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts based upon an expected loss model which considers its historical experience, any specific customer collection issues that have been identified and other relevant observable data, including current economic conditions.  Amounts determined to be uncollectible are written off against the allowance for credit losses.

Concentration of Credit Risk and Sales

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. As of December 30, 2022 and December 31, 2021, there was one customer who accounted for 59% and 47% of the Company’s consolidated trade receivables, respectively.  Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, taken together, have not exceeded management’s expectations.

There was one customer who accounted for 52%, 47% and 44% of the Company’s consolidated net sales for the years ended 2022, 2021 and 2020, respectively.

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

	2022	2021
Estimated returns - inventory(1)	$888	$814
Allowance for sales returns	5,706	4,816

(1)	Recognized in inventories, net on the Consolidated Balance Sheets

Investments Available for Sale

Investments available for sale (“AFS”) are investments in debt securities for which the Company does not have the positive intent and ability to hold to maturity.  The Company’s investment policy primary objective is capital preservation while maximizing its return on investment.  Investments may include U.S. government and corporate debt securities, commercial paper, certain certificates of deposit and related security types, that are rated by two nationally recognized statistical rating organizations with minimum investment grade ratings of AAA to A-/A-1+ to A-2, or the equivalent.  The maturity of individual investments may not extend 24 months from the date of purchase.  There are also limits to the amount of credit exposure in any given security type.  Investments AFS with maturities of twelve months or less, are classified as short-term, otherwise, they are classified as long-term.  Accrued interest receivable is recognized in current investments AFS on the Consolidated Balance Sheets.

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

The Company recognizes impairment of a debt security for which there has been a decline in fair value below amortized cost if management intends to sell the security, or it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis.  The of impairment related to credit losses is recognized in other income (expense) on the Consolidated Statements of Income.  Any portion of impairment not related to credit losses is recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.  The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield.

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

The carrying values reflected on the Consolidated Balance Sheets for cash and cash equivalents, trade accounts receivable, net, prepayments, deposits and other current assets, accounts payable and other current liabilities approximate their fair values because of the short maturity of these instruments.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Goodwill

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level, and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing.  The Company performed its annual impairment test and determined that its goodwill was not impaired.  As of December 30, 2022 and December 31, 2021, the carrying value of goodwill was $1,786,000.

Long-Lived Assets

The Company reviews property, plant, and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long-lived assets was conducted as of December 30, 2022 and December 31, 2021 and no impairment was identified.

Amortization is computed on the straight-line basis, which is the Company’s best estimate of the economic benefits realized over the estimated useful lives of the assets which range from 3 to 20 years for patents, certain acquired rights and licenses, 10 years for customer relationships, and 3 to 10 years for developed technology.

Lease Accounting

The Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months on the Consolidated Balance Sheets.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income.

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

Certain leases may have non-lease components such as common area maintenance expense for building leases and maintenance expenses for automobile leases.  In general, the Company separates common area maintenance expense component from the value of the ROU asset and lease liability when evaluating rental properties, whereas, the Company includes the maintenance and service components in the value of the ROU asset and lease liability while evaluating automobile leases.

When determining whether a lease is a finance lease or operating lease, the Company uses (i) greater than or equal to 75% to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) greater than or equal to 90% to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Vendor Concentration

As of December 30, 2022 and December 31, 2021 there were no vendors who accounted for over 10% of the Company’s consolidated accounts payable.  There were no vendors who accounted for over 10% of the Company’s consolidated purchases for the years ended 2022, 2021 and 2020, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Advertising Costs

Advertising costs, which are included in marketing and selling expenses, are expensed as incurred, and were as follows (in thousands):

	Years Ended
	2022	2021	2020
Advertising costs	$37,918	$21,989	$11,081

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

The Company has made a policy election to apply the incremental cash tax savings approach when analyzing the impact Global Intangible Low Tax Income (“GILTI”) could have on its U.S. valuation allowance. As a result of future expected GILTI inclusions, and because of the 2017 Tax Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g., net operating losses and deferred tax assets) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”).

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

On January 2, 2021 (beginning of fiscal year 2021), the Company adopted Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes,” which removes the following exceptions:  exception to the incremental approach for intraperiod tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year-to-date losses that exceed anticipated losses.  ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  The Company’s adoption of ASU 2019-12 did not have material impact on Consolidated Financial Statements.

Basic and Diluted Net Income Per Share

The Company has only one class of common stock and no participating securities which would require the two-class method of calculating basic earnings per share. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding, net of unvested restricted stock, unvested restricted stock units (“RSUs”) and unvested performance stock units (“PSUs”), during the period. Diluted per share information is calculated by dividing net income by the weighted average number of shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of outstanding warrants, stock options, unvested restricted stock, RSUs and PSUs, during the period, using the treasury-stock method.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years for executive officers and employees, and one year for members of its Board of Directors (the “Board”).

The Company also, at times, issues restricted stock to its executive officers, employees and the Board, which are restricted and unvested common shares issued at fair market value on the date of grant. For the restricted shares issued to the Board, the restricted stock vests over a one-year service period, for executive officers and employees, it is typically a three-year service period, and are subject to forfeiture (or acceleration, depending upon the circumstances) until vested or the service period is completed.  Restricted stock compensation expense is recognized on a straight-line basis over the requisite service period of one to three years, based on the grant-date fair value of the stock. Restricted stock is considered legally issued and outstanding on the grant date.

The Company issues RSUs and PSUs, which can have only a service condition or a performance contingent restricted stock award based upon the Company meeting certain internally established performance conditions that vest only if those conditions are met or exceeded and the grantee is still employed with the Company. RSU and PSU compensation expense is recognized on a straight-line basis over the requisite service period. The Company recognizes compensation cost for the performance condition RSUs and PSUs when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period based on the grant-date fair value of the stock. The Company reassesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment.

Once the RSUs and PSUs are vested, equivalent common shares will be issued or issuable to the grantee and therefore the RSUs and PSUs are not included in total common shares issued and outstanding until vested.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) on the Consolidated Balance Sheets and the Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income (loss) includes, in addition to the net income, changes in equity that are excluded from the Consolidated Statements of Income and are recorded directly into a separate section of stockholders’ equity on the Consolidated Balance Sheets. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the years ended December 30, 2022, December 31, 2021 and January 1, 2021 (in thousands):

	Foreign Currency Translation	Investments Available for Sale	Defined Benefit Pension Plan – Japan	Defined Benefit Pension Plan – Switzerland	Accumulated Other Com- prehensive Income (Loss)
Balance, at January 3, 2020	$651	$—	$38	$(3,737)	$(3,048)
Other comprehensive income (loss)	717	—	(33)	(3,323)	(2,639)
Tax effect	(217)	—	10	349	142
Balance, at January 1, 2021	1,151	—	15	(6,711)	(5,545)
Other comprehensive income (loss)	(1,776)	—	254	2,865	1,343
Tax effect	537	—	(77)	(306)	154
Balance, at December 31, 2021	(88)	—	192	(4,152)	(4,048)
Other comprehensive income (loss)	(2,090)	(406)	(11)	6,707	4,200
Tax effect	631	70	3	(700)	4
Balance, at December 30, 2022	$(1,547)	$(336)	$184	$1,855	$156

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 — Investments Available for Sale

During 2022, the Company started to invest its cash in slightly higher yielding securities.  Investments AFS and the related fair value measurement consisted of the following (dollars in thousands):

	December 30, 2022
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$44,054	$11	$(62)	$44,003	$—	$44,003
Certificates of deposit	17,355	4	(75)	17,284	—	17,284
U.S. Treasury securities	21,847	3	(15)	21,835	21,835	—
U.S. agency securities	10,688	16	(3)	10,701	—	10,701
Corporate debt securities	45,522	4	(288)	45,238	—	45,238
Total investments AFS	$139,466	$38	$(443)	$139,061	$21,835	$117,226

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

The Company assessed each debt security (see Note 1 for information on composition of the portfolio) with gross unrealized losses for credit impairment.  As part of that assessment, the Company concluded that it does not intend to sell and it is more-likely-than-not that the Company will not be required to sell, prior to the recovery of the amortized cost basis.  The Company did not recognize impairment for the year ended December 30, 2022.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of December 30, 2022
	Within one year	After one year through five years	Total
Commercial paper	$44,003	$—	$44,003
Certificates of deposit	17,284	—	17,284
U.S. Treasury securities	18,961	2,874	21,835
U.S. agency securities	8,653	2,048	10,701
Corporate debt securities	36,258	8,980	45,238
Total investments AFS	$125,159	$13,902	$139,061

During 2022, the Company sold $359,000 in securities due to a downgraded credit rating.  The Company recognized a realized loss upon sale of less than $1,000.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 — Accounts Receivable Trade, Net

Accounts receivable trade, net consisted of the following (in thousands):

	2022	2021
Domestic	$2,430	$1,210
Foreign	60,037	42,364
Total accounts receivable trade, gross	62,467	43,574
Less allowance for credit losses	(20)	(43)
Total accounts receivable trade, net	$62,447	$43,531

Note 4 — Inventories, Net

Inventories, net consisted of the following (in thousands):

	2022	2021
Raw materials and purchased parts	$6,703	$3,971
Work in process	5,499	4,031
Finished goods	13,633	10,429
Total inventories, gross	25,835	18,431
Less inventory reserves	(1,674)	(1,157)
Total inventories, net	$24,161	$17,274

Note 5 — Prepayments, Deposits and Other Current Assets

Prepayments, deposits and other current assets consisted of the following (in thousands):

	2022	2021
Prepayments and deposits	$3,986	$4,047
Prepaid insurance	2,620	2,647
Prepaid marketing	2,534	543
Consumption tax receivable	864	830
Value added tax (VAT) receivable	2,661	2,197
Other(1)	811	636
Total prepayments, deposits and other current assets	$13,476	$10,900

(1)	No individual category in “other” exceeds 5% of the total prepayments, deposits and other current assets.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	2022	2021
Machinery and equipment	$28,026	$24,127
Computer equipment and software	9,266	8,807
Furniture and fixtures	4,276	3,658
Leasehold improvements	14,965	11,821
Construction in process	32,269	21,827
Total property, plant and equipment, gross	88,802	70,240
Less accumulated depreciation	(37,881)	(34,328)
Total property, plant and equipment, net	$50,921	$35,912

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 — Property, Plant and Equipment, Net (Continued)

Depreciation expense and loss on disposal of property, plant and equipment were as follows (in thousands):

	Years Ended
	2022	2021	2020
Depreciation expense	$4,321	$3,525	$2,801
Loss on disposal of property, plant and equipment	65	2	213

The loss recognized for the year ended January 1, 2021 consisted primarily of an asset, with a net book value of $208,000, that was no longer in use.

Note 7 — Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	2022			2021
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,240	$(9,067)	$173	$9,315	$(9,097)	$218

Amortization expense for intangible assets were as follows (in thousands):

	Years Ended
	2022	2021	2020
Amortization expense	$28	$34	$35

Future amortization of intangible assets is as follows (in thousands):

Year Ended	Amount
2023	$28
2024	28
2025	28
2026	28
2027	28
Thereafter	33
Total	$173

Note 8 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	2022	2021
Accrued salaries and wages	$10,862	$12,030
Accrued bonuses	6,925	8,091
Income taxes payable	3,845	2,248
Marketing obligations	1,374	2,243
Other(1)	7,735	7,265
Total other current liabilities	$30,741	$31,877

(1)	No individual category in “Other” exceeds 5% of the other current liabilities.

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

	2022	2021
Machinery and equipment	$30	$35
Computer equipment and software	18	506
Furniture and fixtures	475	475
Finance lease ROU assets, gross	523	1,016
Less accumulated depreciation	(181)	(510)
Finance lease ROU assets, net	$342	$506

Current finance lease obligations	$169	$127
Long-term finance lease obligations	210	382
Total finance lease liability	$379	$509
Weighted-average remaining lease term (in years)	2.2	3.2
Weighted-average discount rate	4.10%	4.02%

Supplemental cash flow information related to finance leases consisted of the following (in thousands):

	Years Ended
	2022	2021	2020
Amortization of finance lease ROU asset	$160	$83	$259
Interest on finance lease liabilities	17	6	30
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	17	6	30
Financing cash flows	126	348	561
ROU assets obtained in exchange for new finance lease liabilities	—	475	22

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental balance sheet information related to operating leases consisted of the following (dollars in thousands):

Note 9 — Leases (Continued)

Operating Leases (Continued)

	2022	2021
Machinery and equipment	$789	$760
Computer equipment and software	446	472
Real property	34,465	34,426
Operating lease ROU assets, gross	35,700	35,658
Less accumulated depreciation	(5,430)	(4,348)
Operating lease ROU assets, net	$30,270	$31,310

Current operating lease obligations	$3,524	$3,283
Long-term operation lease obligations	27,136	28,269
Total operating lease liability	$30,660	$31,552
Weighted-average remaining lease term (in years)	7.5	7.8
Weighted-average discount rate	3.87%	3.56%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended
	2022	2021	2020
Operating lease cost	$4,473	$3,345	$3,023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	4,171	3,259	3,052
ROU assets obtained in exchange for new operating lease liabilities	2,860	29,269	4,938

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year are as follows (in thousands):

Year Ended	Operating Leases	Finance Leases
2023	$5,222	$182
2024	5,314	173
2025	4,229	42
2026	3,969	—
2027	4,003	—
Thereafter	13,265	—
Total minimum lease payments, including interest	$36,002	$397
Less amounts representing interest	(5,342)	(18)
Total lease liability	$30,660	$379

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes

Provision for Income Taxes

Income (loss) from continuing operations before provision for income taxes was as follows (in thousands):

	Years Ended
	2022	2021	2020
Domestic	$(25,366)	$(15,565)	$(16,245)
Foreign	70,918	46,869	24,512
Income before income taxes	$45,552	$31,304	$8,267

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended
	2022	2021	2020
Current tax provision:
U.S. federal	$—	$—	$2
State	—	—	15
Foreign	8,141	5,308	3,186
Total current provision	8,141	5,308	3,203
Deferred tax provision (benefit):
U.S. federal	(867)	739	(573)
State	38	106	78
Foreign	(515)	650	(354)
Total deferred provision (benefit)	(1,344)	1,495	(849)
Provision for income taxes	$6,797	$6,803	$2,354

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate was as follows (dollars in thousands):

	Years Ended
	2022	2021	2020
	Amount	Amount	Amount
Income before income taxes	$45,552	$31,304	$8,267
Income tax expense:
Taxes at federal statutory tax rate	9,566	6,574	1,736
State taxes, net of federal income tax benefit	3,673	(448)	(1,129)
Equity compensation	1,336	(4,613)	(5,203)
Foreign rate differential	(7,022)	(3,890)	(2,304)
GILTI inclusion	14,583	171	4,461
Valuation allowance	(15,785)	9,302	4,899
Other	446	(293)	(106)
Total income tax expense	$6,797	$6,803	$2,354
Effective tax rate	14.9%	21.7%	28.5%

The Company has elected to recognize U.S. taxes on GILTI as a period expense in the year the tax is incurred.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company utilized the high-tax exception to exclude income from foreign jurisdictions with foreign taxes at an effective rate that is higher than 90 percent of the applicable highest U.S. corporate tax rate.

Note 10 — Income Taxes (Continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets (liabilities) were as follows (in thousands):

	2022	2021
Deferred tax assets:
Accrued expenses	$2,021	$2,450
Stock-based compensation	2,851	2,146
Operating lease liability	6,071	6,894
Net operating loss and other credit carryforwards	36,567	51,323
Other deferred tax assets	1,621	2,682
Gross deferred tax assets	49,131	65,495
Valuation allowance	(36,009)	(51,794)
Total deferred tax assets	$13,122	$13,701
Deferred tax liabilities:
Property, plant, equipment and intangibles	$(2,169)	$(1,651)
Operating lease ROU assets	(5,979)	(6,862)
Foreign taxes	(1,639)	(2,186)
Total deferred tax liabilities	(9,787)	(10,699)
Total net deferred tax assets	$3,335	$3,002

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment.  In addition, management considers all other available positive and negative evidence in its analysis. This includes existing profits in foreign jurisdiction as well as projected future profits. Under the incremental cash tax savings approach, the total net deferred assets represent the Company’s net cash tax savings and benefit at December 30, 2022

Under the incremental cash tax savings approach, the deferred tax asset valuation allowance activity was as follows (in thousands):

	Years Ended
	2022	2021	2020
Balance at beginning of period	$(51,794)	$(42,502)	$(37,007)
Release (recapture) due to incremental cash tax savings	829	(845)	495
Current year change due to deferred tax asset realization	14,956	(8,447)	(5,990)
Balance at end of period	$(36,009)	$(51,794)	$(42,502)

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Deferred Tax Assets and Liabilities (Continued)

As of December 30, 2022, the Company had U.S. net operating loss (“NOL”) carryforwards consisting of the following (in thousands):

	2022	Expiration Date
Pre-2018 federal NOL carryforwards	$77,085	will begin to expire in 2023
Post-2018 federal NOL carryforwards	64,456	indefinite
State NOL carryforwards	56,314	will begin to expire in 2023

As of December 30, 2022, the Company had U.S. tax credit carryforwards consisting of the following (in thousands):

	2022	Expiration Date
Federal research tax credit carryforwards	$380	will begin to expire in 2030
State research tax credit carryforwards	785	indefinite
Federal foreign tax credit carryforwards	2,013	will begin to expire in 2028

The Company files income tax returns in the U.S. various states and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.  The following tax years remain subject to examination:

Significant jurisdictions	Open Years
U.S. Federal	2019 – 2021
U.S. States	2018 – 2021
Foreign	2018 – 2021

In various jurisdictions, years prior to 2019 remain open solely for the purposes of examination of the Company’s NOL and credit carryforwards.

Tax Holiday

The Company operates under a tax holiday in Switzerland, which is effective through 2024, and it may be extended through 2029 if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays is as follows (in thousands, except per share amounts):

	Years Ended
	2022	2021	2020
Tax impact related to tax holidays	$7,394	$4,887	$2,637
Impact of tax holidays on diluted earnings per share	$0.14	$0.10	$0.05

Uncertain Tax Benefits

The Company does not have any uncertain tax positions as of December 30, 2022.  The Company does not expect any significant changes in its uncertain tax positions within the next twelve months.

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

The following table shows the changes in the benefit obligation and plan assets and the Swiss Plan’s funded status (in thousands):

	2022	2021
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$26,247	$25,470
Service cost	1,133	1,089
Interest cost	82	55
Participant contributions	772	678
Benefits deposited (paid)	208	2,147
Actuarial (gain) loss	(6,979)	(1,875)
Prior service credit	—	(1,317)
Projected benefit obligation, end of period	$21,463	$26,247
Change in Plan Assets:
Plan assets at fair value, beginning of period	$18,809	$15,551
Actual return on plan assets (including foreign currency impact)	12	(374)
Employer contributions	908	807
Participant contributions	772	678
Benefits deposited (paid)	208	2,147
Plan assets at fair value, end of period	$20,709	$18,809
Funded status (pension liability), end of year(1)	$(754)	$(7,438)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial loss on plan assets	$(1,354)	$(922)
Actuarial loss on benefit obligation	(531)	(6,782)
Actuarial gain recognized in current year	1,847	1,499
Prior service credit	1,283	1,443
Effect of curtailments	610	610
Accumulated other comprehensive loss	$1,855	$(4,152)
Accumulated benefit obligation at year end	$(20,784)	$(25,179)

(1)	The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan – Switzerland (Continued)

Net periodic pension cost associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2022	2021	2020
Service cost(1)	$1,133	$1,089	$1,139
Interest cost(2)	82	55	51
Expected return on plan assets(2)	(494)	(434)	(264)
Prior service credit(2),(3)	(179)	(42)	(34)
Actuarial loss recognized in current period(2),(3)	390	524	318
Net periodic pension cost	$932	$1,192	$1,210

(1)	Recognized in selling general and administrative expenses on the Consolidated Statements of Income.
(2)	Recognized in other income (expense), net, on the Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive income (loss).

Changes in other comprehensive income (loss), net of tax, associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2022	2021	2020
Current year actuarial gain (loss) on plan assets	$(432)	$(724)	$833
Current year actuarial gain (loss) on benefit obligation	6,251	1,671	(4,136)
Actuarial gain recorded in current year	348	470	285
Prior service credit	(160)	1,142	43
Effect of curtailments	—	—	1
Change in other comprehensive gain (loss)	$6,007	$2,559	$(2,974)

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated using the following assumptions:

	2022	2021
Discount rate	2.2%	0.3%
Salary increases	2.0%	2.0%
Expected return on plan assets	2.5%	2.5%
Expected average remaining working lives in years	9.3	9.3

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

Under Swiss law, pension funds are legally independent from the employer and all the contributions are invested with regulated entities. The Company has a contract with Allianz Suisse Life Insurance Company’s BVG Collective Foundation (the “Foundation”) to manage its Swiss pension fund. Multiple employers contract with the Foundation to manage the employers’ respective pension plans. The Foundation manages the pension plans of its contracted employers as a collective entity. The investment strategy is determined by the Foundation and applies to all members of the collective Foundation. There are no separate financial statements for each employer contract. The pension plan assets of all the employers that contract with the Foundation are comingled. They are considered multiple-employer plans and therefore accounted for as single-employer plans.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan – Switzerland (Continued)

As there are no separate financial statements for each employer contract, there are no individual investments that can be directly attributed to the Company’s pension plan assets. However, the funds contributed by an employer are specifically earmarked for its employees and the total assets of the plan allocable to Company’s employees are separately tracked by the Foundation. The lack of visibility into the specific investments of the plan assets and how they are valued is a significant unobservable input, therefore, the Company considers the plan assets collectively to be Level 3 assets under the fair value hierarchy.

The table below sets forth the fair value of Plan assets at December 31, 2021 and December 30, 2022, and the related activity in years ended 2022 and 2021 (in thousands):

Insurance Contracts (Level 3)
Ending balance at January 1, 2021	$15,551
Actual return on plan assets	(374)
Purchases, sales, and settlement	3,632
Ending balance at December 31, 2021	$18,809
Actual return on plan assets	12
Purchases, sales, and settlement	1,888
Ending balance at December 30, 2022	$20,709

During fiscal year 2023, the Company expects to make cash contributions totaling approximately $931,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Year Ended	Amount
2023	$107
2024	127
2025	150
2026	176
2027	194
Thereafter	—
Total	$754

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

The funded status of the benefit plan was as follows (in thousands):

	2022	2021
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$1,320	$2,021
Service cost	116	177
Interest cost	2	6
Actuarial (gain) loss	(42)	(276)
Benefits paid	(46)	(425)
Foreign exchange adjustment	(169)	(183)
Projected benefit obligation, end of period	$1,181	$1,320
Change in Plan Assets:
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—
Funded status (pension liability), end of year(1)	$(1,181)	$(1,320)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial loss	$(30)	$(35)
Prior service cost	4	6
Net gain	210	221
Accumulated other comprehensive income	$184	$192
Accumulated benefit obligation at year end	$(1,134)	$(1,280)

(1)	The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

Net periodic pension cost associated with the Japan Plan included the following components (in thousands):

	Years Ended
	2022	2021	2020
Service cost(1)	$116	$177	$180
Interest cost(2)	2	6	5
Prior service credit(2),(3)	(24)	5	(1)
Net periodic pension cost	$94	$188	$184

(1)	Recognized in selling general and administrative expenses on the Consolidated Statements of Income.
(2)	Recognized in other income (expense), net, on the Consolidated Statements of Income.
(3)	Amounts reclassified from accumulated other comprehensive loss.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

Changes in other comprehensive income (loss), net of tax, associated with the Japan Plan include the following components (in thousands):

	Years Ended
	2022	2021	2020
Amortization of actuarial loss	$5	$3	$(1)
Prior service cost	(2)	(1)	—
Actuarial income (loss) recorded in current year	(11)	175	(22)
Change in other comprehensive income (loss)	$(8)	$177	$(23)

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated using the following assumptions:

	2022	2021
Discount rate	0.4%	0.2%
Salary increases	3.8%	1.8%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	10.2	9.7

The discount rates are based on the yield curve of corporate bonds rated AA or higher.  The salary increase average rate was based on the Company’s best estimate of future increases over time.

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Year Ended	Amount
2023	$107
2024	151
2025	162
2026	104
2027	166
Thereafter	491
Total	$1,181

Defined Contribution Plan

The Company has a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in the U.S. During the year ended December 30, 2022 employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to $20,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations (with a $6,500 annual catch-up contribution permitted for those over 50 years old). The Company’s contribution percentage is 80% of the employee’s contribution up to the first 6% of the employee’s compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan. The Company’s contributions, net of forfeitures, to the 401(k) Plan were as follows (in thousands):

	Years Ended
	2022	2021	2020
Employer contributions, net of forfeitures	$2,004	$1,563	$1,281

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, RSUs and PSUs. Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both. On July 30, 2020, stockholders approved a proposal to increase the number of shares under the Plan by 2,650,000 shares, for a total of 18,035,000 shares. As of December 30, 2022, there were 2,089,074 shares available for grant under the Plan.

Stock-Based Compensation

The following table represents the fair value of stock-based compensation granted during the year ended 2022 (in thousands):

Fair Value
Stock options	$17,428
RSUs	8,929
Performance stock units	8,421
Restricted stock	270
Total stock-based compensation expense	$35,048

The Company recorded stock-based compensation expense by award as follows (in thousands):

	Years Ended
	2022	2021	2020
Employee stock option	$10,403	$10,373	$9,577
Restricted stock	686	616	428
RSUs	4,512	2,667	1,732
PSUs	3,525	371	147
Nonemployee stock options	1,245	578	262
Total stock-based compensation expense	$20,371	$14,605	$12,146

The Company recorded stock-based compensation expense in the following categories (in thousands):

	Years Ended
	2022	2021	2020
Cost of sales	$501	$215	$112
General and administrative	9,402	6,495	4,925
Selling and marketing	4,795	3,454	3,471
Research and development	5,673	4,441	3,638
Total stock-based compensation expense, net	20,371	14,605	12,146
Amounts capitalized as part of inventory	1,881	1,295	1,129
Total stock-based compensation expense, gross	$22,252	$15,900	$13,275

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

As of December 30, 2022, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan were as follows (in thousands):

2022
Stock options	$17,140
Restricted stock, RSUs and PSUs	13,638
Total unrecognized stock-based compensation cost	$30,778

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

	Years Ended
	2022	2021	2020
Expected dividend yield	0%	0%	0%
Expected volatility	54%	53%	53%
Risk-free interest rate	2.09%	0.84%	0.53%
Expected term (in years)	5.10	5.38	5.72

Stock Options

A summary of option activity under the Plan for the year ended December 30, 2022 was as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2021	2,435	$29.81
Granted	488	73.51
Exercised	(427)	19.71
Forfeited or expired	(27)	82.29
Outstanding at December 30, 2022	2,469	$39.63	5.03	$45,104
Exercisable at December 30, 2022	1,836	$27.97	4.07	$44,137

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

Stock Options (Continued)

A summary of unvested options activity under the Plan for the year ended December 30, 2022 was as follows:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	572	$28.63
Granted	488	35.68
Forfeited or expired	(27)	39.27
Vested	(400)	25.72
Unvested at December 30, 2022	633	$35.37

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows:

	Years Ended
	2022	2021	2020
Weighted-average grant-date fair value	$35.68	$45.08	$13.85
Intrinsic value of options (in thousands)	$25,000	$127,024	$59,771

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Plan for the year ended December 30, 2022 was as follows:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Units (in 000’s)	Weighted- Average Grant- Date Fair Value	Units (in 000’s)	Weighted- Average Grant- Date Fair Value	Units (in 000’s)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2021	3	$154.96	131	$66.94	10	$51.42
Granted	6	62.10	118	75.62	113	74.80
Vested	(5)	154.96	(57)	63.73	(5)	51.42
Outstanding at December 30, 2022	4	$62.10	192	$73.25	118	$73.78

Note 13 — Commitments and Contingencies

Asset Retirement Obligation

The Company recorded certain Asset Retirement Obligations (“ARO”), in connection with the Company’s obligation to return its Japan facility to its “original condition”, as defined in the lease agreement. The Company has recorded approximately $220,000 and $198,000, representing the fair value of the ARO liability obligation in noncurrent liabilities at December 30, 2022 and December 31, 2021, respectively. This lease expires in 2023.

Open Purchase Orders

As of December 30, 2022, there were open purchase orders of $17,623,000.

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 — Commitments and Contingencies (Continued)

Severance Payable

As of December 30, 2022, there was severance payable of $410,000 recognized in other current liabilities on the Consolidated Balance Sheets, which included $300,000 in one-time employee benefits to be paid to certain employees in STAAR Japan who work primarily in IOL sales.  The Company is expected to incur through the end of 2023, one-time employee benefits of approximately $1,500,000 related to this.  These one-time employee benefits are recognized in general and administrative expense on the Consolidated Statements of Income.

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

Employment Agreements

The Company’s Chief Executive Officer entered into an employment agreement with the Company, effective January 1, 2023. He and certain officers have as provisions of their agreements certain rights, including continuance of cash compensation and benefits, upon a “change in control,” which may include an acquisition of substantially all its assets, or termination “without cause or for good reason” as defined in the employment agreements.

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

	2022	2021
Due from employees	$5	$49

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 — Supplemental Disclosure of Cash Flow Information

The Company’s non-cash investing and financing activities, and cash paid were as follows (in thousands):

	Years Ended
	2022	2021	2020
Non-cash investing and financing activities:
ROU assets obtained in exchange for new finance lease liabilities	$—	$475	$22
Purchase of property and equipment included in accounts payable	$1,314	$1,331	$523
Cash paid:
Interest	$52	$75	$64
Taxes	$6,633	$7,466	$1,336

Note 16 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Years Ended
	2022	2021	2020
Numerator:
Net income	$38,755	$24,501	$5,913
Denominator:
Weighted average common shares:
Common shares outstanding	47,991	47,213	45,616
Less: Unvested restricted stock	(4)	(3)	(11)
Denominator for basic calculation	47,987	47,210	45,605
Weighted average effects of potentially diluted common stock:
Stock options	1,310	2,145	2,272
Unvested restricted stock	2	5	4
RSUs	55	86	71
PSUs	26	10	1
Denominator for diluted calculation	49,380	49,456	47,953
Net income per share:
Basic	$0.81	$0.52	$0.13
Diluted	$0.78	$0.50	$0.12

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

	Years Ended
	2022	2021	2020
Stock options	933	228	20
Restricted stock, RSUs and PSUs	18	6	—
Total	951	234	20

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 — Disaggregation of Revenues, Geographic Sales and Product Sales

In the following tables, revenues are disaggregated by category, sales by geographic market and sales by product data.  The following breaks down revenues into the following categories (in thousands):

	Years Ended
	2022	2021	2020
Non-consignment sales	$264,620	$210,517	$137,369
Consignment sales	19,771	19,955	26,091
Total net sales	$284,391	$230,472	$163,460

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

	Years Ended
	2022	2021	2020
Domestic	$14,679	$10,095	$6,158
Foreign:
China(1)	148,167	107,333	71,692
Japan	43,093	40,973	34,986
Other(2)	78,452	72,071	50,624
Total foreign sales	269,712	220,377	157,302
Total net sales	$284,391	$230,472	$163,460

(1)	The China region includes sales into China and Hong Kong.
(2)	No other location individually exceeds 10% of the total net sales.

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

	Years Ended
	2022	2021	2020
ICLs	$269,712	$212,905	$141,407
Other product sales
Cataract IOLs	9,638	12,519	13,574
Other surgical products(1)	5,041	5,048	8,479
Total other product sales	14,679	17,567	22,053
Total net sales	$284,391	$230,472	$163,460

(1)	Other surgical products include delivery systems and normal recurring sales adjustments such as sales return allowances.

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

STAAR SURGICAL COMPANY AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18 —Geographic Assets

The composition of the Company’s long-lived assets between those in the U.S., Japan and Switzerland was as follows (in thousands):

	2022
	U.S.	Japan	Switzerland	Total
Property, plant and equipment, net	$41,912	$129	$8,880	$50,921
Finance lease ROU assets, net	329	13	—	342
Operating lease ROU assets, net	23,303	280	6,687	30,270
Intangible assets, net	83	90	—	173
Total	$65,627	$512	$15,567	$81,706

	2021
	U.S.	Japan	Switzerland	Total
Property, plant and equipment, net	$27,859	$365	$7,688	$35,912
Finance lease ROU assets, net	475	31	—	506
Operating lease ROU assets, net	24,564	736	6,010	31,310
Intangible assets, net	83	135	—	218
Total	$52,981	$1,267	$13,698	$67,946

Note 19 – COVID-19 Developments

In December 2019, COVID-19 surfaced and in March 2020, the World Health Organization declared a pandemic related to the rapid spread of COVID-19 around the world.  The impact of the COVID-19 outbreak on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, uncertain and may continue to be significant. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. On March 17, 2020, the Company suspended most of its production and non-essential business locations where employees can work from home.  A very limited number of manufacturing personnel remained at work for critical late staged processes, until the end of March 2020.  Manufacturing resumed on April 27, 2020.  The Company’s revenues have been adversely impacted, and the Company experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID-19 virus, including parts of Europe, North America, Asia, the Middle East and India.  In certain of these markets, sales have paused as elective surgeries are discouraged to support COVID-19 related needs.  While COVID-19 restrictions have since eased globally during 2022, a resurgence of the COVID-19 pandemic in the global geographies, depending on its duration and severity, could materially adversely impact the global economy and the Company’s industry, operations and financial condition and performance.  The Company continues to monitor the commercial and operational impact of new variants of COVID-19 in its markets.

STAAR SURGICAL COMPANY AND SUBSDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C - Additions		Column D	Column E
Description	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at End of Year
	(in thousands)
2022
Allowance for credit losses	$43	$55	$—	$78	$20
Sales return reserve	4,816	15,459	—	14,569	5,706
Deferred tax asset valuation allowance	51,794	1,136	—	16,921	36,009
	$56,653	$16,650	$—	$31,568	$41,735
2021
Allowance for credit losses	$59	$5	$—	$21	$43
Sales return reserve	4,532	14,159	—	13,875	4,816
Deferred tax asset valuation allowance	42,502	9,591	—	299	51,794
	$47,093	$23,755	$—	$14,195	$56,653
2020
Allowance for credit losses	$88	$115	$—	$144	$59
Sales return reserve	3,644	9,307	—	8,419	4,532
Deferred tax asset valuation allowance	37,007	5,747	—	252	42,502
	$40,739	$15,169	$—	$8,815	$47,093