Form 10-Q
period 2023-03-31
STAAR SURGICAL CO
filed 2023-05-03
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

The registrant has 48,333,250 shares of common stock, par value $0.01 per share, issued and outstanding as of April 28, 2023.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2023	December 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$89,968	$86,480
Investments available for sale	113,879	125,159
Accounts receivable trade, net of allowance for credit losses of $43 and $20, respectively	63,494	62,447
Inventories, net	27,808	24,161
Prepayments, deposits and other current assets	17,722	13,476
Total current assets	312,871	311,723
Investments available for sale	13,445	13,902
Property, plant and equipment, net	53,453	50,921
Finance lease right-of-use assets, net	303	342
Operating lease right-of-use assets, net	31,182	30,270
Intangible assets, net	165	173
Goodwill	1,786	1,786
Deferred income taxes	4,744	4,824
Other assets	956	957
Total assets	$418,905	$414,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,102	$11,576
Obligations under finance leases	171	169
Obligations under operating leases	3,538	3,524
Allowance for sales returns	5,303	5,706
Other current liabilities	28,949	30,741
Total current liabilities	47,063	51,716
Obligations under finance leases	167	210
Obligations under operating leases	28,030	27,136
Deferred income taxes	1,369	1,489
Asset retirement obligations	218	220
Pension liability	3,134	1,935
Total liabilities	79,981	82,706
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 48,331 and 48,212 shares issued and outstanding at March 31, 2023 and December 30, 2022, respectively	483	482
Additional paid-in capital	409,303	404,189
Accumulated other comprehensive gain (loss)	(937)	156
Accumulated deficit	(69,925)	(72,635)
Total stockholders’ equity	338,924	332,192
Total liabilities and stockholders’ equity	$418,905	$414,898

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net sales	$73,528	$63,200
Cost of sales	15,966	13,936
Gross profit	57,562	49,264
Selling, general and administrative expenses:
General and administrative	18,098	11,940
Selling and marketing	26,354	17,270
Research and development	10,310	7,941
Total selling, general and administrative expenses	54,762	37,151
Operating income	2,800	12,113
Other income (expense), net:
Interest income (expense), net	1,822	(6)
Gain (loss) on foreign currency transactions	34	(915)
Royalty income	—	273
Other income, net	63	62
Total other income (expense), net	1,919	(586)
Income before income taxes	4,719	11,527
Provision for income taxes	2,009	1,925
Net income	$2,710	$9,602
Net income per share:
Basic	$0.06	$0.20
Diluted	$0.05	$0.19
Weighted average shares outstanding:
Basic	48,247	47,755
Diluted	49,500	49,288

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net income	$2,710	$9,602
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(1,177)	4,068
Reclassification into other income (expense), net	(52)	52
Investments available for sale:
Change in unrealized gain (loss)	116	—
Reclassification into other income (expense), net	(2)	—
Foreign currency translation gain (loss)	(129)	(1,014)
Tax effect	151	(121)
Other comprehensive income (loss), net of tax	(1,093)	2,985
Comprehensive income	$1,617	$12,587

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 30, 2022	48,212	$482	$404,189	$156	$(72,635)	$332,192
Net income	—	—	—	—	2,710	2,710
Other comprehensive loss	—	—	—	(1,093)	—	(1,093)
Common stock issued upon exercise of options	40	—	529	—	—	529
Stock-based compensation	—	—	6,434	—	—	6,434
Repurchase of employee common stock for taxes withheld	(31)	—	(1,849)	—	—	(1,849)
Vested restricted and performance stock	110	1	—	—	—	1
Balance, at March 31, 2023	48,331	$483	$409,303	$(937)	$(69,925)	$338,924

Balance, at December 31, 2021	47,716	$477	$373,519	$(4,048)	$(111,390)	$258,558
Net income	—	—	—	—	9,602	9,602
Other comprehensive income	—	—	—	2,985	—	2,985
Common stock issued upon exercise of options	49	1	911	—	—	912
Stock-based compensation	—	—	4,260	—	—	4,260
Vested restricted and performance stock	45	—	—	—	—	—
Balance, at April 1, 2022	47,810	$478	$378,690	$(1,063)	$(101,788)	$276,317

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income	$2,710	$9,602
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant, and equipment	1,113	994
Amortization of intangibles	7	8
Accretion/Amortization of investments available for sale	(983)	—
Deferred income taxes	57	—
Change in net pension liability	(13)	41
Stock-based compensation expense	6,065	3,894
Provision for sales returns and bad debts	(377)	(194)
Inventory provision	614	434
Changes in working capital:
Accounts receivable	(1,110)	(3,927)
Inventories	(3,920)	(1,483)
Prepayments, deposits, and other current assets	(4,249)	(4,505)
Accounts payable	(3,168)	2,668
Other current liabilities	(1,840)	(12,142)
Net cash used in operating activities	(5,094)	(4,610)
Cash flows from investing activities:
Acquisition of property and equipment	(2,901)	(2,539)
Purchase of investments available for sale	(27,445)	—
Proceeds from sale or maturity of investments available for sale	40,279	—
Net cash provided by (used in) investing activities	9,933	(2,539)
Cash flows from financing activities:
Repayment of finance lease obligations	(42)	(18)
Repurchase of employee common stock for taxes withheld	(1,849)	—
Proceeds from the exercise of stock options	529	912
Proceeds from vested restricted stock	1	—
Net cash provided by (used in) financing activities	(1,361)	894
Effect of exchange rate changes on cash and cash equivalents	10	(384)
Increase (decrease) in cash and cash equivalents	3,488	(6,639)
Cash and cash equivalents, at beginning of the period	86,480	199,706
Cash and cash equivalents, at end of the period	$89,968	$193,067

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of the Company present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in the Comprehensive Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of December 30, 2022 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2022.

The Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and April 1, 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 31, 2023 and April 1, 2022, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Note 2 — Investments Available for Sale

During the second half of 2022, the Company started to invest its cash in slightly higher yielding securities. Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	March 31, 2023
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$34,464	$4	$(28)	$34,440	$—	$34,440
Certificates of deposit	18,414	3	(42)	18,375	—	18,375
U.S. Treasury securities	24,430	26	(9)	24,447	24,447	—
U.S. agency securities	10,965	15	(2)	10,978	—	10,978
Corporate debt securities	39,342	3	(261)	39,084	—	39,084
Total investments AFS	$127,615	$51	$(342)	$127,324	$24,447	$102,877

	December 30, 2022
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$44,054	$11	$(62)	$44,003	$—	$44,003
Certificates of deposit	17,355	4	(75)	17,284	—	17,284
U.S. Treasury securities	21,847	3	(15)	21,835	21,835	—
U.S. agency securities	10,688	16	(3)	10,701	—	10,701
Corporate debt securities	45,522	4	(288)	45,238	—	45,238
Total investments AFS	$139,466	$38	$(443)	$139,061	$21,835	$117,226

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

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

The Company assessed each debt security with gross unrealized losses for impairment. As part of that assessment, the Company concluded that it does not intend to sell and it is more-likely-than-not that the Company will not be required to sell, prior to the recovery of the amortized cost basis. The Company did not recognize impairment for the three months ended March 31, 2023.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of March 31, 2023
	Within one year	After one year through five years	Total
Commercial paper	$34,440	$—	$34,440
Certificates of deposit	18,375	—	18,375
U.S. Treasury securities	16,331	8,116	24,447
U.S. agency securities	9,256	1,722	10,978
Corporate debt securities	35,477	3,607	39,084
Total investments AFS	$113,879	$13,445	$127,324

During the three months ended March 31, 2023, the Company sold $600,000 in securities due to a downgraded credit rating. The Company recognized a realized gain upon sale of $2,000 during the three months ended March 31, 2023.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	March 31, 2023	December 30, 2022
Raw materials and purchased parts	$7,252	$6,703
Work in process	5,886	5,499
Finished goods	16,455	13,633
Total inventories, gross	29,593	25,835
Less inventory reserves	(1,785)	(1,674)
Total inventories, net	$27,808	$24,161

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	March 31, 2023	December 30, 2022
Prepayments and deposits	$5,245	$3,986
Prepaid insurance	2,468	2,620
Prepaid marketing costs	2,388	2,534
Consumption tax receivable	872	864
Value added tax (VAT) receivable	4,677	2,661
BVG (Swiss Pension) prepayment	1,536	111
Other(1)	536	700
Total prepayments, deposits and other current assets	$17,722	$13,476

(1)
No individual category in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 30, 2022
Machinery and equipment	$28,241	$28,026
Computer equipment and software	9,283	9,266
Furniture and fixtures	4,451	4,276
Leasehold improvements	15,466	14,965
Construction in process	34,947	32,269
Total property, plant and equipment, gross	92,388	88,802
Less accumulated depreciation	(38,935)	(37,881)
Total property, plant and equipment, net	$53,453	$50,921

Note 6 – Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31, 2023			December 30, 2022
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,235	$(9,070)	$165	$9,240	$(9,067)	$173

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 30, 2022
Accrued salaries and wages	$8,181	$10,862
Accrued bonuses	2,339	6,925
Severance payable	1,595	410
Income taxes payable	5,461	3,845
Marketing obligations	1,832	1,374
Other(1)	9,541	7,325
Total other current liabilities	$28,949	$30,741

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Finance Leases (Continued)

	March 31, 2023	December 30, 2022
Machinery and equipment	$30	$30
Computer equipment and software	18	18
Furniture and fixtures	475	475
Finance lease right-of-use assets, gross	523	523
Less accumulated depreciation	(220)	(181)
Finance lease right-of-use assets, net	$303	$342

Current finance lease obligations	$171	$169
Long-term finance lease obligations	167	210
Total finance lease liability	$338	$379
Weighted-average remaining lease term (in years)	2.0	2.2
Weighted-average discount rate	4.12%	4.10%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Amortization of finance lease right-of-use asset	$39	$43
Interest on finance lease liabilities	4	3
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	4	3
Financing cash flows	42	18

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

	March 31, 2023	December 30, 2022
Machinery and equipment	$807	$789
Computer equipment and software	445	446
Real property	35,565	34,465
Operating lease right-of-use assets, gross	36,817	35,700
Less accumulated depreciation	(5,635)	(5,430)
Operating lease right-of-use assets, net	$31,182	$30,270

Current operating lease obligations	$3,538	$3,524
Long-term operating lease obligations	28,030	27,136
Total operating lease liability	$31,568	$30,660
Weighted-average remaining lease term (in years)	7.4	7.5
Weighted-average discount rate	4.49%	3.87%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Operating Leases (Continued)

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Operating lease cost	$1,107	$1,138
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,173	932
Right-of-use assets obtained in exchange for new operating lease liabilities	1,909	675

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of March 31, 2023 is as follows (in thousands):

.

As of March 31, 2023 12 Months Ended	Operating Leases	Finance Leases
March 2024	$5,488	$182
March 2025	5,655	170
March 2026	4,322	—
March 2027	4,364	—
March 2028	4,416	—
Thereafter	13,877	—
Total future minimum lease payments	$38,122	$352
Less amounts representing interest	(6,554)	(14)
Total lease liability	$31,568	$338

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Provision for income taxes	$2,009	$1,925

The effective tax rates for the three months ended March 31, 2023 and April 1, 2022 were 42.6% and 16.7%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 and April 1, 2022, respectively, primarily due to the income taxes generated in foreign jurisdictions.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Service cost(1)	$249	$326
Interest cost(2)	87	20
Expected return on plan assets(2)	(87)	(118)
Prior service credit(2),(3)	(45)	(45)
Actuarial loss recognized in current period(2),(3)	(7)	97
Net periodic pension cost	$197	$280

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

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Employer contribution	$217	$216

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Employee stock options	$2,977	$2,327
Restricted stock	67	109
Restricted stock units	1,601	762
Performance stock units	1,106	382
Nonemployee stock options	314	314
Total stock-based compensation expense	$6,065	$3,894

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Cost of sales	$149	$70
General and administrative	3,363	1,781
Selling and marketing	857	889
Research and development	1,696	1,154
Total stock-based compensation expense, net	6,065	3,894
Amounts capitalized as part of inventory	369	366
Total stock-based compensation expense, gross	$6,434	$4,260

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both. As of March 31, 2023, there were 856,885 shares available for grant under the Plan.

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

	Three Months Ended
	March 31, 2023	April 1, 2022
Expected dividend yield	0%	0%
Expected volatility	60%	54%
Risk-free interest rate	3.96%	1.71%
Expected term (in years)	5.05	5.10

Stock Options

A summary of stock option activity under the Plan for three months ended March 31, 2023 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at December 30, 2022	2,469
Granted	496
Exercised	(40)
Forfeited or expired	(24)
Outstanding at March 31, 2023	2,901	$5.54	$154.96
Exercisable at March 31, 2023	1,980

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the three months ended March 31, 2023 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 30, 2022	4	192	118
Granted	—	223	173
Vested	—	(80)	(30)
Forfeited or expired	—	(6)	(11)
Unvested at March 31, 2023	4	329	250

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 12 - Commitments and Contingencies

Severance Payable

As of March 31, 2023 and December 30, 2022 there was severance payable of $1,595,000 and $410,000, respectively. recognized in other current liabilities on the Consolidated Balance Sheets, which included approximately $1,490,000 and $300,000, respectively, in one-time employee benefits to be paid to certain employees in STAAR Japan who work primarily in IOL sales. During the three months ended March 31, 2023, the Company recognized $1,242,000 related to this. The Company is expected to incur through the end of 2023, one-time employee benefits of approximately $1,475,000 related to this. These one-time employee benefits are recognized in general and administrative expense on the Consolidated Statements of Income.

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

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended
	March 31, 2023	April 1, 2022
Numerator:
Net income	$2,710	$9,602
Denominator:
Weighted average common shares:
Common shares outstanding	48,251	47,758
Less: Unvested restricted stock	(4)	(3)
Denominator for basic calculation	48,247	47,755
Weighted average effects of potentially diluted common stock:
Stock options	1,116	1,470
Unvested restricted stock	3	1
RSUs	81	55
PSUs	53	7
Denominator for diluted calculation	49,500	49,288
Net income per share:
Basic	$0.06	$0.20
Diluted	$0.05	$0.19

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income Per Share (Continued)

	Three Months Ended
	March 31, 2023	April 1, 2022
Stock options	1,392	613
Restricted stock, RSUs and PSUs	15	24
Total	1,407	637

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data. The following breaks down sales into the following categories (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Non-consignment sales	$67,163	$57,569
Consignment sales	6,365	5,631
Total net sales	$73,528	$63,200

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

	Three Months Ended
	March 31, 2023	April 1, 2022
Domestic	$4,551	$2,630
Foreign:
China	35,090	28,239
Japan	10,936	11,633
Other(1)	22,951	20,698
Total foreign sales	68,977	60,570
Total net sales	$73,528	$63,200

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

	Three Months Ended
	March 31, 2023	April 1, 2022
ICLs	$70,625	$58,675
Other product sales:
Cataract IOLs	1,476	2,902
Other surgical products(1)	1,427	1,623
Total other product sales	2,903	4,525
Total net sales	$73,528	$63,200

(1) Other surgical products include delivery systems and normal recurring sales adjustments such as sales return allowances.

One customer, the Company’s distributor in China, accounted for 48% and 45% of net sales for the three months ended March 31, 2023 and April 1, 2022, respectively. As of March 31, 2023 and December 30, 2022, respectively, one customer, the Company’s distributor in China, accounted for 55% and 59% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 15 — COVID-19 Developments

In December 2019, COVID-19 surfaced and in March 2020, the World Health Organization declared a pandemic related to the rapid spread of COVID-19 around the world. The impact of the COVID-19 outbreak on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, uncertain and may continue to be significant as COVID-19 variant strains emerge. The Company’s revenues have been adversely impacted, and the Company experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID-19 virus, including parts of Europe, North America, Asia, the Middle East and India. In certain of these markets, sales have paused as elective surgeries are discouraged to support COVID-19 related needs. While COVID-19 restrictions have since eased globally during 2022, a resurgence of the COVID-19 pandemic in global geographies, depending upon its duration and severity, could material adversely impact the global economy and the Company's industry, operations and financial condition and performance. The Company continues to monitor the commercial and operational impact of new variants of COVID-19 in its markets.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and we can give no assurance that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on February 23, 2023. We undertake no obligation to update these forward-looking statements after the date of this report to reflect future events or circumstances or to reflect actual outcomes.

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

Recent Developments

STAAR achieved 20% growth in both ICL units and sales in the first quarter, compared to the first quarter of 2022, with unit growth in APAC up 19%, EMEA up 18%, and the U.S. up 78%. In China, ICL procedure volumes increased strongly in the first quarter of 2023 with end-market procedures reaching a record level. Due to our growth investments and the increase in stock-based compensation we now anticipate operating margin for fiscal year 2023 will be approximately 10%, at the middle of the range of our 5-year average. We anticipate accelerating sales momentum as we move through the year. We are therefore raising our outlook for fiscal 2023 net sales from $340 million to approximately $348 million, which includes approximately $3 million of Other Product sales in the first quarter. Our updated outlook represents 28% global ICL sales growth year over year.

Regarding our Other Products business, in March we issued a Field Safety Notice to affected customers in Japan, France, Germany, Poland, and Italy to stop using our KS-SP preloaded acrylic IOL product manufactured by STAAR Japan, used in cataract procedures (unrelated to the EVO ICL). This was done as a precautionary measure in response to a Field Safety Notice issued by another company regarding a similarly manufactured product. Our communication asked customers to stop using the KS-SP product until we determine the specific root cause, and is not considered a product recall. STAAR will update customers after completing its investigation. As of March 31, 2023, we had approximately $1.2 million of KS-SP inventory.

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

Management believes that there have been no significant changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months
	March 31, 2023	April 1, 2022
Net sales	100.0%	100.0%
Cost of sales	21.7%	22.1%
Gross profit	78.3%	77.9%
General and administrative	24.7%	18.9%
Selling and marketing	35.8%	27.3%
Research and development	14.0%	12.6%
Total selling, general and administrative	74.5%	58.8%
Operating income	3.8%	19.1%
Total other income (expense), net	2.6%	(0.9)%
Income before income taxes	6.4%	18.2%
Provision for income taxes	2.7%	3.0%
Net income	3.7%	15.2%

Net Sales

The following table presents our net sales, by product (dollars in thousands):

	Three Months Ended		Percentage Change
	March 31, 2023	April 1, 2022	2023 vs. 2022
ICLs	$70,625	$58,675	20.4%
Other product sales:
Cataract IOLs	1,476	2,902	(49.1)%
Other surgical products	1,427	1,623	(12.1)%
Total other product sales	2,903	4,525	(35.8)%
Net sales	$73,528	$63,200	16.3%

Net sales for the three months ended March 31, 2023 increased 16% from the same period of 2022. The increase in net sales was primarily due to increased ICL sales of $12.0 million. Changes in foreign currency unfavorably impacted net sales by $2.0 million.

Total ICL sales for the three months ended March 31, 2023 increased 20% from the same period of 2022, with unit increase of 20%. The APAC region sales increased by 20%, with unit growth up 19%, due to sales growth in other APAC regions up 34%, China up 25%, Korea up 19% and Japan up 6%. The Europe, Middle East, Africa and Latin America region sales increased 10% with unit increase of 18%, due to sales growth in in our distributor markets up 16% and direct markets up 6%. The North America region sales increased 56%, with unit growth up 60%, primarily due to sales growth in the U.S. up 71%. In late March 2022, the U.S. started to sell EVO ICLs. Changes in foreign currency unfavorably impacted ICL sales by $1.7 million for the three months ended March 31, 2023, which impacted our Japan and Europe, Middle East and Africa markets. ICL sales represented 96.1% and 92.8% of our total sales for the three months ended March 31, 2023 and April 1, 2022, respectively.

Other product sales, includes cataract IOLs, delivery systems and normal recurring sales adjustments such as sales return allowances. As a result of third-party materials and supply chain challenges that affect our cataract IOLs and associated delivery devices, we will no longer manufacture cataract IOLs, though we will continue to support these products through the end of 2023, as supplies permit. We do not expect this decision to have a significant impact to revenue growth in future years. Other product sales for the three months ended March 31, 2023, decreased 36% from the same period of 2022, due to primarily to decreased sales of cataract IOLs. Changes in foreign currency unfavorably impacted other product sales by $0.3 million for the three months ended March 31, 2023. Other product sales represented 3.9% and 7.2% of our total sales for the three months ended March 31, 2023 and April 1, 2022, respectively.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change
	March 31, 2023	April 1, 2022	2023 vs. 2022
Gross profit	$57,562	$49,264	16.8%
Gross margin	78.3%	77.9%

Gross profit for the three months ended March 31, 2023 increased 16.8% from the same period of 2022. Gross profit margin increased to 78.3% of revenue for the three months ended March 31, 2023 compared to 77.9% of revenue for the three months ended April 1, 2022, due mainly to product and geographic sales mix, partially offset by increased period costs associated with manufacturing projects.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	March 31, 2023	April 1, 2022	2023 vs. 2022
General and administrative expense	$18,098	$11,940	51.6%
Percentage of sales	24.7%	18.9%

General and administrative expenses for the three months ended March 31, 2023 increased 51.6% from the same period of 2022 due to increased bonus and stock-based compensation expenses, Japan one-time employee benefits, outside services, salary-related and payroll tax expenses and facility costs.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	March 31, 2023	April 1, 2022	2023 vs. 2022
Selling and marketing expense	$26,354	$17,270	52.6%
Percentage of sales	35.8%	27.3%

Selling and marketing expenses for the three months ended March 31, 2023 increased 52.6% from the same period of 2022 due to increased advertising and promotional activities, especially in the U.S., sales commission expenses and trade shows and sales meetings expenses.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	March 31, 2023	April 1, 2022	2023 vs. 2022
Research and development expense	$10,310	$7,941	29.8%
Percentage of sales	14.0%	12.6%

Research and development expenses for the three months ended March 31, 2023 increased 29.8% from the same period of 2022 due mainly to increased salary-related and payroll tax expenses and clinical expenses associated with our U.S. post-approval clinical trials.

Other Expense, Net

The following table presents our other expenses, net (dollars in thousands):

	Three Months Ended		Percentage Change
	March 31, 2023	April 1, 2022	2023 vs. 2022
Other income (expense), net	$1,919	$(586)	—	*
Percentage of sales	2.6%	(0.9)%

* Denotes change is greater than +100%.

The change in other income (expense), net for the three months ended March 31, 2023 and April 1, 2022, respectively, was due to increased interest income mainly due to our investments held available for sale and foreign exchange gains (primarily euro), for the three months ended March 31, 2023 compared to foreign exchange losses for three months ended April 1, 2022.

Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change
	March 31, 2023	April 1, 2022	2023 vs. 2022
Income tax provision	$2,009	$1,925	4.4%

The effective tax rates for the three months ended March 31, 2023 and April 1, 2022 were 42.6% and 16.7%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income taxes generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

We believe that current cash and cash equivalents, investments available for sale (“AFS”) and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Our financial condition at March 31, 2023 and December 31, 2021 included the following (in thousands):

	March 31, 2023	December 30, 2022	2023 vs. 2022
Cash and cash equivalents	$89,968	$86,480	$3,488
Investments available for sale	127,324	139,061	(11,737)
Total	$217,292	$225,541	$(8,249)

Current assets	$312,871	$311,723	$1,148
Current liabilities	47,063	51,716	(4,653)
Working capital	$265,808	$260,007	$5,801

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

A summary of cash flows for the three months ended March 31, 2023 and April 1, 2022 was as follows (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from:
Operating activities	$(5,094)	$(4,610)
Investing activities	9,933	(2,539)
Financing activities	(1,361)	894
Effect of exchange rate changes	10	(384)
Net increase (decrease) in cash and cash equivalents	3,488	(6,639)
Cash and cash equivalents, at beginning of year	86,480	199,706
Cash and cash equivalents, at end of year	$89,968	$193,067

For the three months ended March 31, 2023 net cash used by operating activities consisted of $14.3 million in working-capital changes partially offset by $6.5 million in non-cash items and net income of $2.7 million.

Starting in the second half of 2022, we decided to invest our cash in slightly higher yielding securities. For the three months ended March 31, 2023, net cash provided by investment activities was $10.0 million which consisted of $40.3 million of proceeds from the sale or maturity of investments AFS, partially offset by $27.4 million in purchases of investments AFS and $2.9 million in purchases of property, plant and equipment. For the three months ended April 1, 2022, net cash used in investment activity consisted of $2.5 million in purchases of property, plant and equipment.

Net cash used in financing activities for the three months ended March 31, 2023 was $1.4 million which consisted of $1.8 million to repurchase of employee common stock for taxes withheld, partially offset by $0.5 million of proceeds from the exercise of stock options. For the three months ended April 1, 2022, net cash provided by financing activities consisted of $0.9 million of proceeds from the exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2023, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 30, 2022. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Certificate for Common Stock, par value $0.01 per share.(3)

†4.2	Amended and Restated Omnibus Equity Incentive Plan.(4)

†10.30	Letter of the Company dated March 24, 2023 to Magda Michna, Chief Clinical, Regulatory and Medical Affairs Officer, regarding compensation.*

†10.31	Form of Executive Severance Agreement.*

†10.32	Letter of the Company dated March 24, 2023 to Warren Foust, Chief Operating Officer, regarding compensation.(5)

31.1	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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
(5)
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 24, 2023.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Dated:	May 3, 2023	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)