Form 10-Q
period 2023-06-30
STAAR SURGICAL CO
filed 2023-08-02
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The registrant has 48,499,892 shares of common stock, par value $0.01 per share, issued and outstanding as of July 28, 2023.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2023	December 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$94,695	$86,480
Investments available for sale	97,312	125,159
Accounts receivable trade, net of allowance for credit losses of $31 and $20, respectively	94,442	62,447
Inventories, net	25,482	24,161
Prepayments, deposits and other current assets	16,072	13,476
Total current assets	328,003	311,723
Investments available for sale	17,525	13,902
Property, plant and equipment, net	55,924	50,921
Finance lease right-of-use assets, net	257	342
Operating lease right-of-use assets, net	31,530	30,270
Intangible assets, net	—	173
Goodwill	1,786	1,786
Deferred income taxes	4,672	4,824
Other assets	954	957
Total assets	$440,651	$414,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,441	$11,576
Obligations under finance leases	162	169
Obligations under operating leases	4,013	3,524
Allowance for sales returns	6,653	5,706
Other current liabilities	31,925	30,741
Total current liabilities	54,194	51,716
Obligations under finance leases	125	210
Obligations under operating leases	28,189	27,136
Deferred income taxes	1,295	1,489
Asset retirement obligations	101	220
Pension liability	3,050	1,935
Total liabilities	86,954	82,706
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 48,499 and 48,212 shares issued and outstanding at June 30, 2023 and December 30, 2022, respectively	485	482
Additional paid-in capital	419,594	404,189
Accumulated other comprehensive gain (loss)	(2,521)	156
Accumulated deficit	(63,861)	(72,635)
Total stockholders’ equity	353,697	332,192
Total liabilities and stockholders’ equity	$440,651	$414,898

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$92,306	$81,101	$165,834	$144,301
Cost of sales	21,580	17,229	37,546	31,165
Gross profit	70,726	63,872	128,288	113,136
Selling, general and administrative expenses:
General and administrative	18,097	13,983	36,195	25,923
Selling and marketing	32,277	24,233	58,631	41,503
Research and development	11,755	8,636	22,065	16,577
Total selling, general and administrative expenses	62,129	46,852	116,891	84,003
Operating income	8,597	17,020	11,397	29,133
Other income (expense), net:
Interest income, net	1,775	43	3,597	37
Loss on foreign currency transactions	(1,890)	(1,860)	(1,856)	(2,775)
Royalty income	—	177	—	450
Other income, net	10	89	73	151
Total other income (expense), net	(105)	(1,551)	1,814	(2,137)
Income before income taxes	8,492	15,469	13,211	26,996
Provision for income taxes	2,428	2,431	4,437	4,356
Net income	$6,064	$13,038	$8,774	$22,640
Net income per share:
Basic	$0.13	$0.27	$0.18	$0.47
Diluted	$0.12	$0.26	$0.18	$0.46
Weighted average shares outstanding:
Basic	48,418	47,889	48,333	47,822
Diluted	49,516	49,223	49,524	49,264

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$6,064	$13,038	$8,774	$22,640
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(547)	2,593	(1,724)	6,661
Reclassification into other income (expense), net	(51)	33	(103)	85
Investments available for sale:
Change in unrealized gain (loss)	(142)	—	(26)	—
Reclassification into other income (expense), net	—	—	(2)	—
Foreign currency translation gain (loss)	(1,342)	(1,502)	(1,471)	(2,516)
Tax effect	498	188	649	67
Other comprehensive income (loss), net of tax	(1,584)	1,312	(2,677)	4,297
Comprehensive income	$4,480	$14,350	$6,097	$26,937

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at March 31, 2023	48,331	$483	$409,303	$(937)	$(69,925)	$338,924
Net income	—	—	—	—	6,064	6,064
Other comprehensive loss	—	—	—	(1,584)	—	(1,584)
Common stock issued upon exercise of options	155	2	1,475	—	—	1,477
Stock-based compensation	—	—	8,951	—	—	8,951
Repurchase of employee common stock for taxes withheld	(3)	—	(135)	—	—	(135)
Unvested restricted stock	10	—	—	—	—	—
Vested restricted and performance stock	6	—	—	—	—	—
Balance, at June 30, 2023	48,499	$485	$419,594	$(2,521)	$(63,861)	$353,697

Balance, at April 1, 2022	47,810	$478	$378,690	$(1,063)	$(101,788)	$276,317
Net income	—	—	—	—	13,038	13,038
Other comprehensive income	—	—	—	1,312	—	1,312
Common stock issued upon exercise of options	202	2	2,232	—	—	2,234
Stock-based compensation	—	—	6,406	—	—	6,406
Unvested restricted stock	7	—	—	—	—	—
Vested restricted and performance stock	5	—	—	—	—	—
Balance, at July 1, 2022	48,024	$480	$387,328	$249	$(88,750)	$299,307

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 30, 2022	48,212	$482	$404,189	$156	$(72,635)	$332,192
Net income	—	—	—	—	8,774	8,774
Other comprehensive loss	—	—	—	(2,677)	—	(2,677)
Common stock issued upon exercise of options	195	2	2,004	—	—	2,006
Stock-based compensation	—	—	15,385	—	—	15,385
Repurchase of employee common stock for taxes withheld	(34)	—	(1,984)	—	—	(1,984)
Unvested restricted stock	10	—	—	—	—	—
Vested restricted and performance stock	116	1	—	—	—	1
Balance, at June 30, 2023	48,499	$485	$419,594	$(2,521)	$(63,861)	$353,697

Balance, at December 31, 2021	47,716	$477	$373,519	$(4,048)	$(111,390)	$258,558
Net income	—	—	—	—	22,640	22,640
Other comprehensive income	—	—	—	4,297	—	4,297
Common stock issued upon exercise of options	251	3	3,143	—	—	3,146
Stock-based compensation	—	—	10,666	—	—	10,666
Unvested restricted stock	7	—	—	—	—	—
Vested restricted and performance stock	50	—	—	—	—	—
Balance, at July 1, 2022	48,024	$480	$387,328	$249	$(88,750)	$299,307

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income	$8,774	$22,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	2,398	2,024
Amortization of intangibles	171	15
Accretion/Amortization of investments available for sale	(1,824)	—
Deferred income taxes	75	—
Change in net pension liability	(627)	52
Loss on disposal of property and equipment	24	—
Stock-based compensation expense	14,488	9,648
Change in asset retirement obligation	(107)	—
Provision for sales returns and bad debts	1,004	800
Inventory provision	3,630	1,428
Changes in working capital:
Accounts receivable	(32,344)	(20,137)
Inventories	(4,382)	(1,825)
Prepayments, deposits, and other current assets	(2,665)	(2,260)
Accounts payable	(1,447)	3,243
Other current liabilities	1,432	(6,992)
Net cash provided by (used in) operating activities	(11,400)	8,636
Cash flows from investing activities:
Acquisition of property and equipment	(5,915)	(7,810)
Purchase of investments available for sale	(42,602)	—
Proceeds from sale or maturity of investments available for sale	68,622	—
Net cash provided by (used in) investing activities	20,105	(7,810)
Cash flows from financing activities:
Repayment of finance lease obligations	(82)	(45)
Repurchase of employee common stock for taxes withheld	(1,984)	—
Proceeds from the exercise of stock options	2,006	3,146
Proceeds from vested restricted stock	1	—
Net cash provided by (used in) financing activities	(59)	3,101
Effect of exchange rate changes on cash and cash equivalents	(431)	(1,143)
Increase in cash and cash equivalents	8,215	2,784
Cash and cash equivalents, at beginning of the period	86,480	199,706
Cash and cash equivalents, at end of the period	$94,695	$202,490

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

The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and July 1, 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 30, 2023 and July 1, 2022, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Vendor Concentration

There was one vendor that accounted for over 10% of the Company’s consolidated accounts payable as of June 30, 2023. There were no vendors that accounted for over 10% of the Company’s consolidated accounts payable as of December 30, 2022.

Note 2 — Investments Available for Sale

During the second half of 2022, the Company started to invest its cash in slightly higher yielding securities. Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	June 30, 2023
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$28,519	$—	$(19)	$28,500	$—	$28,500
Certificates of deposit	10,774	1	(13)	10,762	—	10,762
U.S. Treasury securities	30,318	—	(203)	30,115	30,115	—
U.S. agency securities	11,034	—	(32)	11,002	—	11,002
Corporate debt securities	34,625	3	(170)	34,458	—	34,458
Total investments AFS	$115,270	$4	$(437)	$114,837	$30,115	$84,722

	December 30, 2022
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$44,054	$11	$(62)	$44,003	$—	$44,003
Certificates of deposit	17,355	4	(75)	17,284	—	17,284
U.S. Treasury securities	21,847	3	(15)	21,835	21,835	—
U.S. agency securities	10,688	16	(3)	10,701	—	10,701
Corporate debt securities	45,522	4	(288)	45,238	—	45,238
Total investments AFS	$139,466	$38	$(443)	$139,061	$21,835	$117,226

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

The Company assessed each debt security with gross unrealized losses for impairment. As part of that assessment, the Company concluded that it does not intend to sell and it is more-likely-than-not that the Company will not be required to sell, prior to the recovery of the amortized cost basis. The Company did not recognize impairment for the three and six months ended June 30, 2023.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of June 30, 2023
	Within one year	After one year through five years	Total
Commercial paper	$28,500	$—	$28,500
Certificates of deposit	10,762	—	10,762
U.S. Treasury securities	16,613	13,502	30,115
U.S. agency securities	10,030	972	11,002
Corporate debt securities	31,407	3,051	34,458
Total investments AFS	$97,312	$17,525	$114,837

During the six months ended June 30, 2023, the Company sold $600,000 in securities during the first quarter of 2023 due to a downgraded credit rating. The Company recognized a realized gain upon sale of $2,000 during the six months ended June 30, 2023.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	June 30, 2023	December 30, 2022
Raw materials and purchased parts	$7,341	$6,703
Work in process	5,865	5,499
Finished goods	16,502	13,633
Total inventories, gross	29,708	25,835
Less inventory reserves	(4,226)	(1,674)
Total inventories, net	$25,482	$24,161

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	June 30, 2023	December 30, 2022
Prepayments and deposits	$4,968	$3,986
Prepaid insurance	1,190	2,620
Prepaid marketing costs	3,353	2,534
Consumption tax receivable	802	864
Value added tax (VAT) receivable	3,880	2,661
BVG (Swiss Pension) prepayment	1,211	111
Other(1)	668	700
Total prepayments, deposits and other current assets	$16,072	$13,476

(1)
No individual category in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 30, 2022
Machinery and equipment	$29,836	$28,026
Computer equipment and software	9,591	9,266
Furniture and fixtures	4,491	4,276
Leasehold improvements	16,840	14,965
Construction in process	35,109	32,269
Total property, plant and equipment, gross	95,867	88,802
Less accumulated depreciation	(39,943)	(37,881)
Total property, plant and equipment, net	$55,924	$50,921

Note 6 – Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2023			December 30, 2022
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,195	$(9,195)	$—	$9,240	$(9,067)	$173

During the three and six months ended June 30, 2023, the Company recognized full impairment of $154,000 for its Japan patents and licenses related to cataract IOLs.

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 30, 2022
Accrued salaries and wages	$11,511	$10,862
Accrued bonuses	1,707	6,925
Income taxes payable	7,202	3,845
Marketing obligations	1,354	1,374
Other(1)	10,151	7,735
Total other current liabilities	$31,925	$30,741

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Finance Leases (Continued)

	June 30, 2023	December 30, 2022
Machinery and equipment	$—	$30
Computer equipment and software	6	18
Furniture and fixtures	475	475
Finance lease right-of-use assets, gross	481	523
Less accumulated depreciation	(224)	(181)
Finance lease right-of-use assets, net	$257	$342

Current finance lease obligations	$162	$169
Long-term finance lease obligations	125	210
Total finance lease liability	$287	$379
Weighted-average remaining lease term (in years)	1.8	2.2
Weighted-average discount rate	4.23%	4.10%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Amortization of finance lease right-of-use asset	$38	$39	$77	$82
Interest on finance lease liabilities	3	5	7	8
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	3	5	7	8
Financing cash flows	40	27	82	45

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

	June 30, 2023	December 30, 2022
Machinery and equipment	$752	$789
Computer equipment and software	446	446
Real property	36,756	34,465
Operating lease right-of-use assets, gross	37,954	35,700
Less accumulated depreciation	(6,424)	(5,430)
Operating lease right-of-use assets, net	$31,530	$30,270

Current operating lease obligations	$4,013	$3,524
Long-term operating lease obligations	28,189	27,136
Total operating lease liability	$32,202	$30,660
Weighted-average remaining lease term (in years)	7.2	7.5
Weighted-average discount rate	4.44%	3.87%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Operating Leases (Continued)

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Operating lease cost	$1,357	$1,166	$2,464	$2,304
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,152	1,034	2,325	1,966
Right-of-use assets obtained in exchange for new operating lease liabilities	1,511	2,081	3,420	2,756

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of June 30, 2023 is as follows (in thousands):

.

As of June 30, 2023 12 Months Ended	Operating Leases	Finance Leases
June 2024	$5,990	$171
June 2025	5,834	127
June 2026	4,463	—
June 2027	4,432	—
June 2028	4,476	—
Thereafter	13,433	—
Total future minimum lease payments	$38,628	$298
Less amounts representing interest	(6,426)	(11)
Total lease liability	$32,202	$287

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Provision for income taxes	$2,428	$2,431	$4,437	$4,356

The effective tax rates for the three months ended June 30, 2023 and July 1, 2022 were 28.6% and 15.7%, respectively, and were 33.6% and 16.1% for the six months ended June 30, 2023 and July 1, 2022, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2023 and July 1, 2022, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Service cost(1)	$254	$309	$503	$635
Interest cost(2)	90	21	177	41
Expected return on plan assets(2)	(91)	(123)	(178)	(241)
Prior service credit(2),(3)	(45)	(46)	(90)	(91)
Actuarial loss recognized in current period(2),(3)	(6)	79	(13)	176
Net periodic pension cost	$202	$240	$399	$520

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

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Employer contribution	$245	$220	$462	$436

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Employee stock options	$3,479	$2,457	$6,456	$4,784
Restricted stock	79	442	146	551
Restricted stock units	2,148	1,231	3,749	1,993
Performance stock units	2,403	1,310	3,509	1,692
Nonemployee stock options	314	314	628	628
Total stock-based compensation expense	$8,423	$5,754	$14,488	$9,648

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of sales	$223	$106	$372	$176
General and administrative	3,695	2,806	7,058	4,587
Selling and marketing	2,492	1,324	3,349	2,213
Research and development	2,013	1,518	3,709	2,672
Total stock-based compensation expense, net	8,423	5,754	14,488	9,648
Amounts capitalized as part of inventory	528	652	897	1,018
Total stock-based compensation expense, gross	$8,951	$6,406	$15,385	$10,666

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both. On June 15, 2023, stockholders approved a proposal to increase the number of shares under the plan by 2,170,000 shares, for a total of 20,205,000 shares. As of June 30, 2023, there were 2,844,500 shares available for grant under the Plan.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Expected dividend yield	0%	0%	0%	0%
Expected volatility	58%	54%	59%	54%
Risk-free interest rate	3.41%	3.27%	3.87%	1.83%
Expected term (in years)	4.87	5.10	5.02	5.10

Stock Options

A summary of stock option activity under the Plan for six months ended June 30, 2023 is presented below:

	Stock Options (in 000’s)	Minimum Exercise Price	Maximum Exercise Price
Outstanding at December 30, 2022	2,469
Granted	584
Exercised	(195)
Forfeited or expired	(31)
Outstanding at June 30, 2023	2,827	$5.54	$154.96
Exercisable at June 30, 2023	1,903

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the six months ended June 30, 2023 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 30, 2022	4	192	118
Granted	10	259	178
Vested	(4)	(80)	(36)
Forfeited or expired	—	(6)	(11)
Unvested at June 30, 2023	10	365	249

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 12 - Commitments and Contingencies

Severance Payable

As of June 30, 2023 and December 30, 2022 there was severance payable of $508,000 and $410,000, respectively. recognized in other current liabilities on the Consolidated Balance Sheets, which included approximately $341,000 and $300,000, respectively, in one-time employee benefits to be paid to certain employees in STAAR Japan who work primarily in IOL sales. During the three and six months ended June 30, 2023, the Company recognized $159,000 and $1,351,000, respectively, related to this. The Company is expected to incur through the end of 2023, one-time employee benefits of approximately $1,440,000 related to this. These one-time employee benefits are recognized in general and administrative expense on the Consolidated Statements of Income.

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

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator:
Net income	$6,064	$13,038	$8,774	$22,640
Denominator:
Weighted average common shares:
Common shares outstanding	48,428	47,893	48,343	47,826
Less: Unvested restricted stock	(10)	(4)	(10)	(4)
Denominator for basic calculation	48,418	47,889	48,333	47,822
Weighted average effects of potentially diluted common stock:
Stock options	986	1,299	1,050	1,386
Unvested restricted stock	3	3	3	2
RSUs	46	24	77	45
PSUs	63	8	61	9
Denominator for diluted calculation	49,516	49,223	49,524	49,264
Net income per share:
Basic	$0.13	$0.27	$0.18	$0.47
Diluted	$0.12	$0.26	$0.18	$0.46

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income Per Share (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Stock options	1,874	1,153	1,625	862
Restricted stock, RSUs and PSUs	127	267	24	122
Total	2,001	1,420	1,649	984

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data. The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Non-consignment sales	$88,068	$76,444	$155,231	$134,013
Consignment sales	4,238	4,657	10,603	10,288
Total net sales	92,306	81,101	$165,834	$144,301

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

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Domestic	$4,346	$3,872	$8,897	$6,502
Foreign:
China	61,339	46,150	96,429	74,389
Japan	8,415	10,302	19,351	21,935
Other(1)	18,206	20,777	41,157	41,475
Total foreign sales	87,960	77,229	156,937	137,799
Total net sales	$92,306	$81,101	$165,834	$144,301

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

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
ICLs	$93,112	$77,922	$163,737	$136,597
Other product sales:
Cataract IOLs	40	2,547	1,516	5,449
Other surgical products(1)	(846)	632	581	2,255
Total other product sales	(806)	3,179	2,097	7,704
Total net sales	$92,306	$81,101	$165,834	$144,301

(1) Other surgical products include delivery systems and normal recurring sales adjustments such as sales return allowances.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales (Continued)

One customer, the Company’s distributor in China, accounted for 66% and 57% of net sales for the three months ended June 30, 2023 and July 1, 2022, respectively, and the same customer accounted for 58% and 52% for the six months ended June 30, 2023 and July 1, 2022, respectively. As of June 30, 2023 and December 30, 2022, respectively, one customer, the Company’s distributor in China, accounted for 74% and 59% of consolidated trade receivables.

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

We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the ‘Investor Relations’ sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

Recent Developments

STAAR achieved 19% growth in ICL sales in the second quarter, compared to the second quarter of 2022, with sales growth in the Asia Pacific markets up 26%, EMEA markets down 9%, and the U.S. up 10%. In China, ICL sales were up 33% compared to the second quarter of 2022. Sales in our EMEA markets were impacted by the on-going macroeconomic and geopolitical environment, as well as an inability to ship ICLs into one non-European country as a result of a country-specific product labeling change. We have taken a number of steps and implemented initiatives that we expect will accelerate EVO adoption in the U.S. as we exit 2023 and beyond. Also, we have adjusted the timing of certain marketing investments as we remain committed to prudent spending and return on our investments. Given increased conservatism related to the global environment, and slower than expected growth in the U.S, we updated our fiscal 2023 ICL sales outlook to a range of approximately $320 million to $325 million.

As part of our previously disclosed decision to wind down (i.e., no longer manufacture and reduce support) our Other Products business (i.e., our low margin cataract IOLs and related delivery systems), we decided to take additional sales return and inventory reserves for our remaining Other Products business. This included a $0.7 million sales return reserve for expected returns of our acrylic IOLs; $1.2 million inventory reserve for acrylic IOLs; and $1.6 million inventory reserve for silicone IOLs. As previously disclosed, in March 2023 we issued a Field Safety Notice to affected customers in parts of Europe and Japan to stop using our acrylic cataract IOLs. This was done as a precautionary measure in response to a Field Safety Notice issued by another company regarding a similarly manufactured product. To date, testing of our acrylic cataract IOL and injector system has been inconclusive and has not identified a root cause that would result in a safety issue. Nevertheless, in an abundance of caution, STAAR Japan has asked clinics to no longer use the acrylic IOL system and return them for a credit.

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

Management believes that there have been no significant changes during the six months ended June 30, 2023 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Six Months
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.4%	21.2%	22.6%	21.6%
Gross profit	76.6%	78.8%	77.4%	78.4%
General and administrative	19.6%	17.2%	21.8%	18.0%
Selling and marketing	35.0%	29.9%	35.4%	28.8%
Research and development	12.7%	10.7%	13.3%	11.4%
Total selling, general and administrative	67.3%	57.8%	70.5%	58.2%
Operating income	9.3%	21.0%	6.9%	20.2%
Total other income (expense), net	(0.1)%	(1.9)%	1.1%	(1.5)%
Income before income taxes	9.2%	19.1%	8.0%	18.7%
Provision for income taxes	2.6%	3.0%	2.7%	3.0%
Net income	6.6%	16.1%	5.3%	15.7%

Net Sales

The following table presents our net sales, by product (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2023	July 1, 2022	2023 vs. 2022	June 30, 2023	July 1, 2022	2023 vs. 2022
ICLs	$93,112	$77,922	19.5%	$163,737	$136,597	19.9%
Other product sales:
Cataract IOLs	40	2,547	(98.4)%	1,516	5,449	(72.2)%
Other surgical products	(846)	632	— *	581	2,255	(74.2)%
Total other product sales	(806)	3,179	— *	2,097	7,704	(72.8)%
Net sales	$92,306	$81,101	13.8%	$165,834	$144,301	14.9%

* Denotes change is greater than +100%.

Net sales for the three months ended June 30, 2023 increased 14% from the same period of 2022. The increase in net sales was primarily due to increased ICL sales of $15.2 million, slightly offset by decreased other product sales of $4.0 million. Changes in foreign currency unfavorably impacted net sales by $0.4 million.

Net sales for the six months ended June 30, 2023 increased 15% from the same period of 2022. The increase in net sales was primarily due to increased ICL sales of $27.1 million, slightly offset by decreased other product sales of $5.6 million. Changes in foreign currency unfavorably impacted net sales by $2.4 million.

Total ICL sales for the three months ended June 30, 2023 increased 19% from the same period of 2022, with unit increase of 21%. The APAC region sales increased by 26%, with unit growth up 29%, due to sales growth in China up 33%, India up 14% and Japan up 13%, partially offset by sales decreases in Korea down 15%. The Europe, Middle East, Africa and Latin America region sales decreased 9% with unit decrease of 23%, due to sales decreases in our distributor markets down 14% and direct markets down 4%. The North America region sales increased 10%, with unit growth up 10%, primarily due to sales growth in the U.S. up 10%. Changes in foreign currency unfavorably impacted ICL sales by $0.4 million for the three months ended June 30, 2023, which impacted our Japan and Europe, Middle East and Africa markets. ICL sales represented 100.9% and 96.1% of our total sales for the three months ended June 30, 2023 and July 1, 2022, respectively.

Total ICL sales for the six months ended June 30, 2023 increased 20% from the same period of 2022, with unit increase of 21%. The APAC region sales increased by 23%, with unit growth up 25%, due to sales growth in China up 30%, other APAC regions up 13%, India up 11%, Japan up 9% and Korea up 5%. The Europe, Middle East, Africa and Latin America region sales were flat with unit decrease of 7%, due to sales decreases in our distributor markets down 1%, offset by growth in in our direct markets up 1%. The North America region sales increased 29%, with unit growth up 30%, primarily due to sales growth in the U.S. up 34%. In late March 2022, the U.S. started to sell EVO ICLs. Changes in foreign currency unfavorably impacted ICL sales by $2.1 million for the six months ended June 30, 2023, which impacted our Japan and Europe, Middle East and Africa markets. ICL sales represented 98.7% and 94.7% of our total sales for the six months ended June 30, 2023 and July 1, 2022, respectively.

Other product sales, includes cataract IOLs, delivery systems and normal recurring sales adjustments such as sales return allowances. As a result of third-party materials and supply chain challenges that affect our cataract IOLs and associated delivery devices, we will no longer manufacture cataract IOLs, though we will continue to support these products through the end of 2023, as supplies permit. We do not expect this decision to have a significant impact to revenue growth in future years. Other product sales for the three and six months ended June 30, 2023, decreased 125% and 73%, respectively, from the same period of 2022, due to primarily to a reduction in cataract IOL sales, decreased sales of cataract IOL injector parts and sales return reserves related to cataract IOLs. Changes in foreign currency unfavorably impacted other product sales by $0.3 million for the six months ended June 30, 2023. Other product sales represented (0.9%) and 3.9% of our total sales for the three months ended June 30, 2023 and July 1, 2022, respectively, and represented 1.3% and 5.3% of our total sales for the six months ended June 30, 2023 and July 1, 2022, respectively.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2023	July 1, 2022	2023 vs. 2022	June 30, 2023	July 1, 2022	2023 vs. 2022
Gross profit	$70,726	$63,872	10.7%	$128,288	$113,136	13.4%
Gross margin	76.6%	78.8%		77.4%	78.4%

Gross profit for the three and six months ended June 30, 2023 increased 10.7% and 13.4%, respectively, from the same periods of 2022. Gross profit margin decreased to 76.6% and 77.4% of revenue for the three and six months ended June 30, 2023, respectively, compared to 78.8% and 78.4% of revenue for the three and six months ended July 1, 2022, respectively, due mainly to reserves related to cataract IOLs.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2023	July 1, 2022	2023 vs. 2022	June 30, 2023	July 1, 2022	2023 vs. 2022
General and administrative expense	$18,097	$13,983	29.4%	$36,195	$25,923	39.6%
Percentage of sales	19.6%	17.2%		21.8%	18.0%

General and administrative expenses for the three months ended June 30, 2023 increased 29.4% from the same period of 2022 due to increased salary-related and payroll tax expenses, outside services and facility costs.

General and administrative expenses for the six months ended June 30, 2023 increased 39.6% from the same period of 2022 due to increased bonus and stock-based compensation expenses, salary-related and payroll tax expenses, Japan one-time employee benefits, outside services, and facility costs.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2023	July 1, 2022	2023 vs. 2022	June 30, 2023	July 1, 2022	2023 vs. 2022
Selling and marketing expense	$32,277	$24,233	33.2%	$58,631	$41,503	41.3%
Percentage of sales	35.0%	29.9%		35.4%	28.8%

Selling and marketing expenses for the three months ended June 30, 2023 increased 33.2% from the same period of 2022 due to increased advertising and promotional activities, especially in the U.S., salary-related and payroll tax expenses, bonus and stock-based compensation expenses, sales commission expenses and trade shows and sales meetings expenses.

Selling and marketing expenses for the six months ended June 30, 2023 increased 41.3% from the same period of 2022 due to increased advertising and promotional activities, especially in the U.S., salary-related and payroll tax expenses, sales commission expenses, trade shows and sales meetings expenses and bonus and stock-based compensation expenses.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2023	July 1, 2022	2023 vs. 2022	June 30, 2023	July 1, 2022	2023 vs. 2022
Research and development expense	$11,755	$8,636	36.1%	$22,065	$16,577	33.1%
Percentage of sales	12.7%	10.7%		13.3%	11.4%

Research and development expenses for the three and six months ended June 30, 2023 increased 36.1% and 33.1% from the same period of 2022, respectively, due mainly to increased salary-related and payroll tax expenses and clinical expenses associated with our U.S. post-approval clinical trials, and for the six months ended June 30, 2023, increased bonus and stock-based compensation expenses as compared to the six months ended July 1, 2022.

Other Expense, Net

The following table presents our other expenses, net (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2023	July 1, 2022	2023 vs. 2022	June 30, 2023	July 1, 2022	2023 vs. 2022
Other income (expense), net	$(105)	$(1,551)	93.2%	$1,814	$(2,137)	—	*
Percentage of sales	(0.1)%	(1.9)%		1.1%	(1.5)%

* Denotes change is greater than +100%.

The change in other income (expense), net for the three and six months ended June 30, 2023 and July 1, 2022, respectively, was due to increased interest income mainly due to our investments held available for sale and for the six months ended June 30, 2023 lower foreign exchange losses as compared to the six months ended July 1, 2022.

Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2023	July 1, 2022	2023 vs. 2022	June 30, 2023	July 1, 2022	2023 vs. 2022
Income tax provision	$2,428	$2,431	(0.1)%	$4,437	$4,356	1.9%

The effective tax rates for the three months ended June 30, 2023 and July 1, 2022 were 28.6% and 15.7%, respectively, and were 33.6% and 16.1% for the six months ended June 30, 2023 and July 1, 2022, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

We believe that current cash and cash equivalents, investments available for sale (“AFS”) and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Our financial condition at June 30, 2023 and December 30, 2022 included the following (in thousands):

	June 30, 2023	December 30, 2022	2023 vs. 2022
Cash and cash equivalents	$94,695	$86,480	$8,215
Investments available for sale	114,837	139,061	(24,224)
Total	$209,532	$225,541	$(16,009)

Current assets	$328,003	$311,723	$16,280
Current liabilities	54,194	51,716	2,478
Working capital	$273,809	$260,007	$13,802

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

A summary of cash flows for the six months ended June 30, 2023 and July 1, 2022 was as follows (in thousands):

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from:
Operating activities	$(11,400)	$8,636
Investing activities	20,105	(7,810)
Financing activities	(59)	3,101
Effect of exchange rate changes	(431)	(1,143)
Net increase in cash and cash equivalents	8,215	2,784
Cash and cash equivalents, at beginning of year	86,480	199,706
Cash and cash equivalents, at end of year	$94,695	$202,490

For the six months ended June 30, 2023 net cash used by operating activities consisted of $39.5 million in working-capital changes partially offset by $19.3 million in non-cash items and net income of $8.8 million.

Starting in the second half of 2022, we decided to invest our cash in slightly higher yielding securities. For the six months ended June 30, 2023, net cash provided by investment activities was $20.1 million which consisted of $68.6 million of proceeds from the sale or maturity of investments AFS, partially offset by $42.6 million in purchases of investments AFS and $5.9 million in purchases of property, plant and equipment. For the six months ended July 1, 2022, net cash used in investment activity consisted of $7.8 million in purchases of property, plant and equipment.

Net cash used in financing activities for the six months ended June 30, 2023 was $0.1 million which consisted of $2.0 million to repurchase of employee common stock for taxes withheld and $0.1 million to repay finance lease obligations, offset by $2.0 million of proceeds from the exercise of stock options. For the six months ended July 1, 2022, net cash provided by financing activities consisted of $3.1 million of proceeds from the exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2023, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Following our June 15, 2023 Annual Shareholders Meeting, the Board of Directors determined to continue our past practice, supported by the most recent shareholder non-binding advisory vote, to include a shareholder vote on the compensation of executives in our proxy materials every year until the next required vote on the frequency of shareholder votes on the compensation of executives.

(c)
Trading Plans

During the quarter ended June 30, 2023, no director or officer adopted or terminated:

(i)
Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b51-1(c); and
(ii)
Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	August 2, 2023	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)