Form 10-Q
period 2023-09-29
STAAR SURGICAL CO
filed 2023-11-06
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2023

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

The registrant has 48,817,473 shares of common stock, par value $0.01 per share, issued and outstanding as of October 27, 2023.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	September 29, 2023	December 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$127,432	$86,480
Investments available for sale	60,681	125,159
Accounts receivable trade, net of allowance for credit losses of $38 and $20, respectively	112,367	62,447
Inventories, net	31,061	24,161
Prepayments, deposits and other current assets	15,527	13,476
Total current assets	347,068	311,723
Investments available for sale	13,627	13,902
Property, plant and equipment, net	62,886	50,921
Finance lease right-of-use assets, net	220	342
Operating lease right-of-use assets, net	34,992	30,270
Intangible assets, net	—	173
Goodwill	1,786	1,786
Deferred income taxes	8,560	8,744
Other assets	2,382	957
Total assets	$471,521	$418,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,786	$11,576
Obligations under finance leases	164	169
Obligations under operating leases	4,003	3,524
Allowance for sales returns	7,557	5,706
Other current liabilities	36,265	30,741
Total current liabilities	56,775	51,716
Obligations under finance leases	84	210
Obligations under operating leases	31,643	27,136
Deferred income taxes	1,295	1,489
Asset retirement obligations	98	220
Pension liability	3,031	1,935
Total liabilities	92,926	82,706
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 48,817 and 48,212 shares issued and outstanding at September 29, 2023 and December 30, 2022, respectively	488	482
Additional paid-in capital	436,117	404,189
Accumulated other comprehensive gain (loss)	(2,886)	156
Accumulated deficit	(55,124)	(68,715)
Total stockholders’ equity	378,595	336,112
Total liabilities and stockholders’ equity	$471,521	$418,818

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	$80,308	$76,046	$246,142	$220,347
Cost of sales	16,670	15,584	54,216	46,749
Gross profit	63,638	60,462	191,926	173,598
Selling, general and administrative expenses:
General and administrative	19,266	14,011	55,461	39,934
Selling and marketing	26,607	23,130	85,238	64,633
Research and development	11,470	9,616	33,535	26,193
Total selling, general and administrative expenses	57,343	46,757	174,234	130,760
Operating income	6,295	13,705	17,692	42,838
Other income (expense), net:
Interest income, net	1,690	897	5,287	934
Loss on foreign currency transactions	(1,384)	(2,129)	(3,240)	(4,904)
Royalty income	74	77	74	527
Other income, net	71	27	144	178
Total other income (expense), net	451	(1,128)	2,265	(3,265)
Income before income taxes	6,746	12,577	19,957	39,573
Provision for income taxes	1,929	2,315	6,366	6,671
Net income	$4,817	$10,262	$13,591	$32,902
Net income per share:
Basic	$0.10	$0.21	$0.28	$0.69
Diluted	$0.10	$0.21	$0.27	$0.67
Weighted average shares outstanding:
Basic	48,613	48,102	48,426	47,915
Diluted	49,370	49,549	49,494	49,371

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income	$4,817	$10,262	$13,591	$32,902
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(115)	465	(1,839)	7,126
Reclassification into other income (expense), net	(51)	54	(154)	139
Investments available for sale:
Change in unrealized gain (loss)	149	(432)	123	(432)
Reclassification into other income (expense), net	—	—	(2)	—
Foreign currency translation gain (loss)	(494)	(958)	(1,965)	(3,474)
Tax effect	146	312	795	379
Other comprehensive income (loss), net of tax	(365)	(559)	(3,042)	3,738
Comprehensive income	$4,452	$9,703	$10,549	$36,640

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at June 30, 2023	48,499	$485	$419,594	$(2,521)	$(59,941)	$357,617
Net income	—	—	—	—	4,817	4,817
Other comprehensive loss	—	—	—	(365)	—	(365)
Common stock issued upon exercise of options	305	3	7,255	—	—	7,258
Stock-based compensation	—	—	9,380	—	—	9,380
Repurchase of employee common stock for taxes withheld	(1)	—	(112)	—	—	(112)
Vested restricted and performance stock	14	—	—	—	—	—
Balance, at September 29, 2023	48,817	$488	$436,117	$(2,886)	$(55,124)	$378,595

Balance, at July 1, 2022	48,024	$480	$387,328	$249	$(85,740)	$302,317
Net income	—	—	—	—	10,262	10,262
Other comprehensive loss	—	—	—	(559)	—	(559)
Common stock issued upon exercise of options	166	2	5,032	—	—	5,034
Stock-based compensation	—	—	6,088	—	—	6,088
Vested restricted and performance stock	12	—	—	—	—	—
Balance, at September 30, 2022	48,202	$482	$398,448	$(310)	$(75,478)	$323,142

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 30, 2022	48,212	$482	$404,189	$156	$(68,715)	$336,112
Net income	—	—	—	—	13,591	13,591
Other comprehensive loss	—	—	—	(3,042)	—	(3,042)
Common stock issued upon exercise of options	500	5	9,259	—	—	9,264
Stock-based compensation	—	—	24,765	—	—	24,765
Repurchase of employee common stock for taxes withheld	(35)	—	(2,096)	—	—	(2,096)
Unvested restricted stock	10	—	—	—	—	—
Vested restricted and performance stock	130	1	—	—	—	1
Balance, at September 29, 2023	48,817	$488	$436,117	$(2,886)	$(55,124)	$378,595

Balance, at December 31, 2021	47,716	$477	$373,519	$(4,048)	$(108,380)	$261,568
Net income	—	—	—	—	32,902	32,902
Other comprehensive income	—	—	—	3,738	—	3,738
Common stock issued upon exercise of options	417	4	8,175	—	—	8,179
Stock-based compensation	—	—	16,754	—	—	16,754
Unvested restricted stock	7	—	—	—	—	—
Vested restricted and performance stock	62	1	—	—	—	1
Balance, at September 30, 2022	48,202	$482	$398,448	$(310)	$(75,478)	$323,142

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$13,591	$32,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	3,743	3,101
Amortization/Impairment of intangibles	169	22
Accretion/Amortization of investments available for sale	(2,172)	(307)
Deferred income taxes	65	23
Change in net pension liability	(766)	40
Loss on disposal of property and equipment	41	—
Stock-based compensation expense	23,334	15,375
Change in asset retirement obligation	(104)	—
Provision for sales returns and bad debts	1,925	361
Inventory provision	4,090	2,020
Changes in working capital:
Accounts receivable	(50,436)	(13,108)
Inventories	(9,975)	(4,123)
Prepayments, deposits, and other current assets	(3,584)	526
Accounts payable	(3,266)	(1,834)
Other current liabilities	5,970	(2,253)
Net cash provided by (used in) operating activities	(17,375)	32,745
Cash flows from investing activities:
Acquisition of property and equipment	(15,100)	(14,083)
Purchase of investments available for sale	(52,314)	(95,576)
Proceeds from sale or maturity of investments available for sale	119,359	—
Net cash provided by (used in) investing activities	51,945	(109,659)
Cash flows from financing activities:
Repayment of finance lease obligations	(121)	(85)
Repurchase of employee common stock for taxes withheld	(2,096)	—
Proceeds from the exercise of stock options	9,264	8,179
Proceeds from vested restricted stock	1	1
Net cash provided by financing activities	7,048	8,095
Effect of exchange rate changes on cash and cash equivalents	(666)	(1,645)
Increase (decrease) in cash and cash equivalents	40,952	(70,464)
Cash and cash equivalents, at beginning of the period	86,480	199,706
Cash and cash equivalents, at end of the period	$127,432	$129,242

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

The Condensed Consolidated Financial Statements for the three and nine months ended September 29, 2023 and September 30, 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 29, 2023 and September 30, 2022, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Revision of Financial Statements for Correction of Immaterial Misstatements

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 30, 2022, the Company determined that it had not correctly deducted compensation expense in calculating its income tax provision, deferred tax asset and valuation allowance under the Incremental Cash Tax Method. This resulted in an understatement of the net deferred tax asset, an overstatement in the valuation allowance, an overstatement of the provision for income taxes and understatement of net income. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to results of operations or financial position for any prior annual or interim period, but that correcting the cumulative impact of the error would be material to our results of operations for the year ended December 29, 2023. Accordingly, the Company has corrected the consolidated balance sheet as of December 30, 2022 and the consolidated statements of income and comprehensive income for the years ended December 30, 2022 and December 31, 2021. The effects of the revision on the previously issued consolidated financial statements were as follows:

Condensed Consolidated Balance Sheet

(in thousands)

(Unaudited)

	December 30, 2022
	As Previously Reported	Adjustment	As revised
Deferred income taxes	$4,824	$3,920	$8,744
Total assets	414,898	3,920	418,818
Accumulated deficit	(72,635)	3,920	(68,715)
Total stockholders’ equity	332,192	3,920	336,112
Total liabilities and stockholders’ equity	414,898	3,920	418,818

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Revision of Financial Statements for Correction of Immaterial Misstatements (Continued)

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	As Previously Reported	Adjustment	As revised
At December 31, 2021
Accumulated deficit	$(111,390)	$3,010	$(108,380)
Total stockholders’ equity	258,558	3,010	261,568
At December 30, 2022
Accumulated deficit	(72,635)	3,920	(68,715)
Total stockholders’ equity	332,192	3,920	336,112

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(Unaudited)

	December 30, 2022			December 31, 2021
	As Previously Reported	Adjustment	As revised	As Previously Reported	Adjustment	As revised
Provision (benefit) for income taxes	$6,797	$(910)	$5,887	$6,803	$(3,010)	$3,793
Net income	38,755	910	39,665	24,501	3,010	27,511
Comprehensive income	42,959	910	43,869	25,998	3,010	29,008
Net income per share:
Basic	$0.81	$0.02	$0.83	$0.52	$0.06	$0.58
Diluted	$0.78	$0.02	$0.80	$0.50	$0.06	$0.56

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	December 30, 2022			December 31, 2021
	As Previously Reported	Adjustment	As revised	As Previously Reported	Adjustment	As revised
Cash flows from operating activities
Net income	$38,755	$910	$39,665	$24,501	$3,010	$27,511
Deferred income taxes	(1,344)	(910)	(2,254)	1,495	(3,010)	(1,515)

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Cloud-Based Software Implementation Costs

The Company has entered into cloud-based software hosting arrangements for which it incurs implementation costs. Certain costs incurred during the application development stage are capitalized and included within Prepayments, deposits and other current assets or Other assets on the condensed consolidated balance sheet, depending on the short or long-term nature of such costs, in line with the Company's policy on the accounting for prepaid software hosting arrangements. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Capitalized cloud-based software implementation costs are amortized, beginning on the date the related software or module is ready for its intended use, on a straight-line basis over the remaining term of the hosting arrangement. Amortization is recognized as a component of selling, general, and administrative expenses, in the same line item as the expense for the associated hosting arrangement.

As of September 29, 2023, the Company recognized $1,318,000 of net capitalized cloud-based software implementation costs recorded within Other assets on the condensed consolidated balance sheets. There were no capitalized cloud-based software implementation costs recognized at December 30, 2022. As of September 29, 2023, these assets are not currently placed into service. No amortization of capitalized cloud-based software implementation costs were recognized during the three and nine months ended September 29, 2023.

Note 2 — Investments Available for Sale

During the second half of 2022, the Company started to invest its cash in slightly higher yielding securities. Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	September 29, 2023
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$17,102	$1	$(5)	$17,098	$—	$17,098
Certificates of deposit	4,080	1	(2)	4,079	—	4,079
U.S. Treasury securities	24,828	—	(188)	24,640	24,640	—
U.S. agency securities	9,771	—	(21)	9,750	—	9,750
Corporate debt securities	18,812	2	(73)	18,741	—	18,741
Total investments AFS	$74,593	$4	$(289)	$74,308	$24,640	$49,668

	December 30, 2022
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$44,054	$11	$(62)	$44,003	$—	$44,003
Certificates of deposit	17,355	4	(75)	17,284	—	17,284
U.S. Treasury securities	21,847	3	(15)	21,835	21,835	—
U.S. agency securities	10,688	16	(3)	10,701	—	10,701
Corporate debt securities	45,522	4	(288)	45,238	—	45,238
Total investments AFS	$139,466	$38	$(443)	$139,061	$21,835	$117,226

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

The Company assessed each debt security with gross unrealized losses for impairment. As part of that assessment, the Company concluded that it does not intend to sell and it is more-likely-than-not that the Company will not be required to sell, prior to the recovery of the amortized cost basis. The Company did not recognize impairment for the three and nine months ended September 29, 2023.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of September 29, 2023
	Within one year	After one year through five years	Total
Commercial paper	$17,098	$—	$17,098
Certificates of deposit	4,079	—	4,079
U.S. Treasury securities	14,855	9,785	24,640
U.S. agency securities	9,354	396	9,750
Corporate debt securities	15,295	3,446	18,741
Total investments AFS	$60,681	$13,627	$74,308

During the nine months ended September 29, 2023, the Company sold $600,000 in securities during the first quarter of 2023 due to a downgraded credit rating. The Company recognized a realized gain upon sale of $2,000 during the nine months ended September 29, 2023.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	September 29, 2023	December 30, 2022
Raw materials and purchased parts	$9,591	$6,703
Work in process	6,451	5,499
Finished goods	18,944	13,633
Total inventories, gross	34,986	25,835
Less inventory reserves	(3,925)	(1,674)
Total inventories, net	$31,061	$24,161

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	September 29, 2023	December 30, 2022
Prepayments and deposits	$5,830	$3,986
Prepaid insurance	455	2,620
Prepaid marketing costs	4,543	2,534
Consumption tax receivable	777	864
Value added tax (VAT) receivable	2,189	2,661
BVG (Swiss Pension) prepayment	801	111
Other(1)	932	700
Total prepayments, deposits and other current assets	$15,527	$13,476

(1)
No individual category in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	September 29, 2023	December 30, 2022
Machinery and equipment	$29,461	$28,026
Computer equipment and software	8,329	9,266
Furniture and fixtures	4,110	4,276
Leasehold improvements	10,047	14,965
Construction in process	40,174	32,269
Total property, plant and equipment, gross	92,121	88,802
Less accumulated depreciation	(29,235)	(37,881)
Total property, plant and equipment, net	$62,886	$50,921

Note 6 – Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 29, 2023			December 30, 2022
Long-lived amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and licenses	$9,180	$(9,180)	$—	$9,240	$(9,067)	$173

During the nine months ended September 29, 2023, the Company recognized full impairment of $154,000 for its Japan patents and licenses related to cataract IOLs.

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 29, 2023	December 30, 2022
Accrued salaries and wages	$11,813	$10,862
Accrued bonuses	2,517	6,925
Income taxes payable	8,540	3,845
Marketing obligations	1,571	1,374
Other(1)	11,824	7,735
Total other current liabilities	$36,265	$30,741

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Finance Leases (Continued)

	September 29, 2023	December 30, 2022
Machinery and equipment	$—	$30
Computer equipment and software	6	18
Furniture and fixtures	475	475
Finance lease right-of-use assets, gross	481	523
Less accumulated depreciation	(261)	(181)
Finance lease right-of-use assets, net	$220	$342

Current finance lease obligations	$164	$169
Long-term finance lease obligations	84	210
Total finance lease liability	$248	$379
Weighted-average remaining lease term (in years)	1.5	2.2
Weighted-average discount rate	4.23%	4.10%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Amortization of finance lease right-of-use asset	$37	$39	$114	$121
Interest on finance lease liabilities	3	5	10	13
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	3	5	10	13
Financing cash flows	39	40	121	85

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

	September 29, 2023	December 30, 2022
Machinery and equipment	$726	$789
Computer equipment and software	446	446
Real property	41,313	34,465
Operating lease right-of-use assets, gross	42,485	35,700
Less accumulated depreciation	(7,493)	(5,430)
Operating lease right-of-use assets, net	$34,992	$30,270

Current operating lease obligations	$4,003	$3,524
Long-term operating lease obligations	31,643	27,136
Total operating lease liability	$35,646	$30,660
Weighted-average remaining lease term (in years)	7.5	7.5
Weighted-average discount rate	5.15%	3.87%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Leases (Continued)

Operating Leases (Continued)

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease cost	$1,419	$1,167	$3,883	$3,471
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,259	1,103	3,584	3,069
Right-of-use assets obtained in exchange for new operating lease liabilities	4,580	126	8,000	1,166

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of September 29, 2023 is as follows (in thousands):

.

As of September 29, 2023 12 Months Ended	Operating Leases	Finance Leases
September 2024	$5,957	$171
September 2025	5,630	85
September 2026	4,987	—
September 2027	5,319	—
September 2028	5,381	—
Thereafter	18,105	—
Total future minimum lease payments	$45,379	$256
Less amounts representing interest	(9,733)	(8)
Total lease liability	$35,646	$248

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Provision for income taxes	$1,929	$2,315	$6,366	$6,671

The effective tax rates for the three months ended September 29, 2023 and September 30, 2022 were 28.6% and 18.4%, respectively, and were 31.9% and 16.9% for the nine months ended September 29, 2023 and September 30, 2022, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 29, 2023 and September 30, 2022, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Service cost(1)	$256	$306	$759	$941
Interest cost(2)	91	22	268	63
Expected return on plan assets(2)	(92)	(125)	(270)	(366)
Prior service credit(2),(3)	(45)	(44)	(135)	(135)
Actuarial loss recognized in current period(2),(3)	(6)	98	(19)	274
Net periodic pension cost	$204	$257	$603	$777

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

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Employer contribution	$269	$230	$731	$666

Note 11 — Stockholders’ Equity

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Employee stock options	$3,517	$2,865	$9,973	$7,649
Restricted stock	201	67	347	618
Restricted stock units	2,214	1,249	5,963	3,242
Performance stock units	2,449	1,240	5,958	2,932
Nonemployee stock options	465	306	1,093	934
Total stock-based compensation expense	$8,846	$5,727	$23,334	$15,375

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of sales	$223	$233	$595	$409
General and administrative	4,049	2,584	11,107	7,171
Selling and marketing	2,561	1,335	5,910	3,548
Research and development	2,013	1,575	5,722	4,247
Total stock-based compensation expense, net	8,846	5,727	23,334	15,375
Amounts capitalized as part of inventory	534	361	1,431	1,379
Total stock-based compensation expense, gross	$9,380	$6,088	$24,765	$16,754

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

As of September 29, 2023, total unrecognized compensation cost related to non-vested stock-based compensation arrangements were as follows (in thousands):

September 29, 2023
Stock options	$23,888
Restricted stock, RSUs and PSUs	24,690
Total unrecognized stock-based compensation cost	$48,578

The cost is expected to be recognized over a weighted-average period of approximately two years.

Incentive Plan

The Amended and Restated Omnibus Equity Incentive Plan (“the Plan”) provides for various forms of stock-based incentives. To date, of the available forms of awards under the Plan, the Company has granted only stock options, restricted stock, unrestricted share grants, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Options under the Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Plan). Grants of restricted stock outstanding under the Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Plan generally vest based on service, performance, or a combination of both. On June 15, 2023, stockholders approved a proposal to increase the number of shares under the plan by 2,170,000 shares, for a total of 20,205,000 shares. As of September 29, 2023, there were 2,784,909 shares available for grant under the Plan.

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

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Expected dividend yield	0%	0%	0%	0%
Expected volatility	60%	54%	60%	54%
Risk-free interest rate	4.18%	2.91%	3.91%	1.88%
Expected term (in years)	5.05	5.10	5.05	5.10

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock Options

A summary of stock option activity under the Plan for nine months ended September 29, 2023 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 30, 2022	2,469	$39.63
Granted	622	55.84
Exercised	(500)	18.54
Forfeited or expired	(38)	72.49
Outstanding at September 29, 2023	2,553	$47.22	6.77	$19,641
Exercisable at September 29, 2023	1,663	$39.11	5.52	$19,641

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSUs and PSUs activity under the Plan for the nine months ended September 29, 2023 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 30, 2022	4	192	118
Granted	12	269	182
Vested	(4)	(94)	(36)
Forfeited or expired	—	(6)	(13)
Unvested at September 29, 2023	12	361	251

Note 12 - Commitments and Contingencies

Severance Payable

As of September 29, 2023 and December 30, 2022 there was severance payable of $422,000 and $410,000, respectively. recognized in other current liabilities on the Consolidated Balance Sheets, which included approximately $258,000 and $300,000, respectively, in one-time employee benefits to be paid to certain employees in STAAR Japan who work primarily in IOL sales. During the three and nine months ended September 29, 2023, the Company recognized $80,000 and $1,441,000, respectively, related to this. The Company is expected to incur through the end of 2023, one-time employee benefits of approximately $1,457,000 related to this. These one-time employee benefits are recognized in general and administrative expense on the Consolidated Statements of Income.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator:
Net income	$4,817	$10,262	$13,591	$32,902
Denominator:
Weighted average common shares:
Common shares outstanding	48,625	48,106	48,438	47,919
Less: Unvested restricted stock	(12)	(4)	(12)	(4)
Denominator for basic calculation	48,613	48,102	48,426	47,915
Weighted average effects of potentially diluted common stock:
Stock options	679	1,336	933	1,378
Unvested restricted stock	—	2	3	2
RSUs	17	64	67	55
PSUs	61	45	65	21
Denominator for diluted calculation	49,370	49,549	49,494	49,371
Net income per share:
Basic	$0.10	$0.21	$0.28	$0.69
Diluted	$0.10	$0.21	$0.27	$0.67

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

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Stock options	2,453	864	1,853	865
Restricted stock, RSUs and PSUs	341	2	26	20
Total	2,794	866	1,879	885

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data. The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Non-consignment sales	$75,296	$71,223	$230,527	$205,236
Consignment sales	5,012	4,823	15,615	15,111
Total net sales	$80,308	$76,046	$246,142	$220,347

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales (Continued)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Domestic	$4,164	$3,873	$13,061	$10,375
Foreign:
China	48,287	42,246	144,716	116,635
Japan	9,175	10,546	28,526	32,481
Other(1)	18,682	19,381	59,839	60,856
Total foreign sales	76,144	72,173	233,081	209,972
Total net sales	$80,308	$76,046	$246,142	$220,347

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

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
ICLs	$81,069	$71,953	$244,806	$208,550
Other product sales:
Cataract IOLs	(221)	2,191	1,295	7,640
Other surgical products(1)	(540)	1,902	41	4,157
Total other product sales	(761)	4,093	1,336	11,797
Total net sales	$80,308	$76,046	$246,142	$220,347

(1) Other surgical products include delivery systems and normal recurring sales adjustments such as sales return allowances.

One customer, the Company’s distributor in China, accounted for 60% and 56% of net sales for the three months ended September 29, 2023 and September 30, 2022, respectively, and the same customer accounted for 59% and 53% for the nine months ended September 29, 2023 and September 30, 2022, respectively. As of September 29, 2023 and December 30, 2022, respectively, one customer, the Company’s distributor in China, accounted for 78% and 59% of consolidated trade receivables.

Note 15 — COVID-19 Developments

In December 2019, COVID-19 surfaced and in March 2020, the World Health Organization declared a pandemic related to the rapid spread of COVID-19 around the world. The impact of the COVID-19 outbreak on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, uncertain and may continue to be significant as COVID-19 variant strains emerge. The Company’s revenues have been adversely impacted, and the Company experienced a substantial slowdown in sales beginning March 20, 2020 in global geographies characterized as “hot spots” for the COVID-19 virus, including parts of Europe, North America, Asia, the Middle East and India. In certain of these markets, sales have paused as elective surgeries are discouraged to support COVID-19 related needs. While COVID-19 restrictions have since eased globally, a resurgence of the COVID-19 pandemic in global geographies, depending upon its duration and severity, could material adversely impact the global economy and the Company's industry, operations and financial condition and performance. The Company continues to monitor the commercial and operational impact of new variants of COVID-19 in its markets.

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

Overview

STAAR Surgical Company designs, develops, manufactures, and sells implantable lenses for the eye and companion delivery systems used to deliver the lenses into the eye. We are the world’s leading manufacturer of intraocular lenses for patients seeking refractive vision correction. All the lenses we make are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Refractive surgery is performed to treat the type of visual disorders that have traditionally been corrected using eyeglasses or contact lenses. We refer to our lenses used in refractive surgery as “implantable Collamer® lenses” or “ICLs.” The field of refractive surgery includes both lens-based procedures, using products like our ICL family of products, and laser-based procedures like LASIK. Successful refractive surgery can correct common vision disorders such as myopia, hyperopia, and astigmatism. STAAR employs a commercialization strategy that strives for sustainable profitable growth. Our goal is to position our refractive lenses throughout the world as primary and premium solutions for patients seeking visual freedom from wearing eyeglasses or contact lenses while achieving excellent visual acuity through refractive vision correction.

Recent Developments

STAAR achieved 13% growth in ICL sales in the third quarter of 2023, compared to the third quarter of 2022, with ICL sales growth in the Asia Pacific markets up 13%, EMEA markets up 14%, and the Americas up 5%. In China, ICL sales were up 14% compared to the second quarter of 2022. The uncertain economic environment globally and world events may have an impact on our surgeon customers and patients. As a result, while we are reaffirming our previously provided outlook for fiscal 2023 ICL sales of $320 million to $325 million, revenue may come in at the lower end of the range should macroeconomic weakness and/or other disruptions materialize.

On October 25, we began a voluntary recall of approximately 300 EVO/EVO+ lenses with a measurement deviating +/- 0.5 diopters from the as labeled power. We have identified and fixed the problem. We do not expect material operational costs related to this matter.

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

Management believes that there have been no significant changes during the nine months ended September 29, 2023 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months		Percentage of Net Sales for Nine Months
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.8%	20.5%	22.0%	21.2%
Gross profit	79.2%	79.5%	78.0%	78.8%
General and administrative	24.0%	18.4%	22.6%	18.1%
Selling and marketing	33.1%	30.4%	34.6%	29.3%
Research and development	14.3%	12.7%	13.6%	12.0%
Total selling, general and administrative	71.4%	61.5%	70.8%	59.4%
Operating income	7.8%	18.0%	7.2%	19.4%
Total other income (expense), net	0.6%	(1.5)%	0.9%	(1.5)%
Income before income taxes	8.4%	16.5%	8.1%	17.9%
Provision for income taxes	2.4%	3.0%	2.6%	3.0%
Net income	6.0%	13.5%	5.5%	14.9%

Net Sales

The following table presents our net sales, by product (dollars in thousands):

	Three Months Ended		Percentage Change		Nine Months Ended		Percentage Change
	September 29, 2023	September 30, 2022	2023 vs. 2022		September 29, 2023	September 30, 2022	2023 vs. 2022
ICLs	$81,069	$71,953	12.7%		$244,806	$208,550	17.4%
Other product sales:
Cataract IOLs	(221)	2,191	—	*	1,295	7,640	(83.0)%
Other surgical products	(540)	1,902	—	*	41	4,157	(99.0)%
Total other product sales	(761)	4,093	—	*	1,336	11,797	(88.7)%
Net sales	$80,308	$76,046	5.6%		$246,142	$220,347	11.7%

* Denotes change is greater than +100%.

Net sales for the three months ended September 29, 2023 increased 6% from the same period of 2022. The increase in net sales was primarily due to increased ICL sales of $9.1 million, slightly offset by decreased other product sales of $4.9 million. Changes in foreign currency favorably impacted net sales by $0.1 million.

Net sales for the nine months ended September 29, 2023 increased 12% from the same period of 2022. The increase in net sales was primarily due to increased ICL sales of $36.3 million, slightly offset by decreased other product sales of $10.5 million. Changes in foreign currency unfavorably impacted net sales by $2.3 million.

Total ICL sales for the three months ended September 29, 2023 increased 13% from the same period of 2022, with unit increase of 14%. The APAC region sales increased by 13%, with unit growth up 15%, due to sales growth in India up 40%, China up 14%, Japan up 12% and other APAC regions up 6%. The EMEA region sales increased 14% with unit growth up 13%, due to sales increases in our distributor markets up 20% and direct markets up 9%. The Americas region sales increased 5%, with unit growth up 3%, primarily due to sales growth in Canada up 26% and the U.S. up 6%, partially offset by sales decrease in Latin America of 12%. Changes in foreign currency favorably impacted ICL sales by $0.1 million for the three months ended September 29, 2023. ICL sales represented 100.9% and 94.6% of our total sales for the three months ended September 29, 2023 and September 30, 2022, respectively.

Total ICL sales for the nine months ended September 29, 2023 increased 17% from the same period of 2022, with unit increase of 19%. The APAC region sales increased by 20%, with unit growth up 21%, due to sales growth in China up 24%, India up 20%, other APAC regions up 10%, Japan up 10% and Korea up 4%. The EMEA region sales increased 4%, with unit decrease of 2%, due to sales increases in our distributor markets up 5% and our direct markets up 3%. The Americas region sales increased 18%, with unit growth up 16%, primarily due to sales growth in the U.S. up 23%. In late March 2022, the U.S. started to sell EVO ICLs. Changes in foreign currency unfavorably impacted ICL sales by $2.0 million for the nine months ended September 29, 2023, which impacted our Japan and Europe, Middle East and Africa markets. ICL sales represented 99.5% and 94.6% of our total sales for the nine months ended September 29, 2023 and September 30, 2022, respectively.

Other product sales, includes cataract IOLs, delivery systems and normal recurring sales adjustments such as sales return allowances. As a result of third-party materials and supply chain challenges that affect our cataract IOLs and associated delivery devices, we will no longer manufacture cataract IOLs, though we will continue to support these products through the end of 2023, as supplies permit. We do not expect this decision to have a significant impact to revenue growth in future years. Other product sales for the three and nine months ended September 29, 2023, decreased 119% and 89%, respectively, from the same period of 2022, due primarily to a reduction in cataract IOL sales, decreased sales of cataract IOL injector parts and increased sales return reserves. Changes in foreign currency unfavorably impacted other product sales by $0.3 million for the nine months ended September 29, 2023. Other product sales represented (0.9%) and 5.4% of our total sales for the three months ended September 29, 2023 and September 30, 2022, respectively, and represented 0.5% and 5.4% of our total sales for the nine months ended September 29, 2023 and September 30, 2022, respectively.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2023	September 30, 2022	2023 vs. 2022	September 29, 2023	September 30, 2022	2023 vs. 2022
Gross profit	$63,638	$60,462	5.3%	$191,926	$173,598	10.6%
Gross margin	79.2%	79.5%		78.0%	78.8%

Gross profit for the three months ended September 29, 2023 increased 5.3%, from the same period of 2022. Gross profit margin decreased to 79.2% of revenue for the three months ended September 29, 2023 compared to 79.5% of revenue for the three months ended September 30, 2022, due mainly to increased sales return reserves and period costs associated with manufacturing projects, partially offset by product and geographic sales mix.

Gross profit for the nine months ended September 29, 2023 increased 10.6%, from the same period of 2022. Gross profit margin decreased to 78.0% of revenue for the nine months ended September 29, 2023 compared to 78.8% of revenue for the nine months ended September 30, 2022, due mainly to reserves related to cataract IOLs.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2023	September 30, 2022	2023 vs. 2022	September 29, 2023	September 30, 2022	2023 vs. 2022
General and administrative expense	$19,266	$14,011	37.5%	$55,461	$39,934	38.9%
Percentage of sales	24.0%	18.4%		22.6%	18.1%

General and administrative expenses for the three months ended September 29, 2023 increased 37.5% from the same period of 2022 due to increased salary-related and payroll tax expenses, outside services, facility costs and bonus and stock-based compensation expenses.

General and administrative expenses for the nine months ended September 29, 2023 increased 38.9% from the same period of 2022 due to increased salary-related and payroll tax expenses, outside services, bonus and stock-based compensation expenses, facility costs and Japan one-time employee benefits.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2023	September 30, 2022	2023 vs. 2022	September 29, 2023	September 30, 2022	2023 vs. 2022
Selling and marketing expense	$26,607	$23,130	15.0%	$85,238	$64,633	31.9%
Percentage of sales	33.1%	30.4%		34.6%	29.3%

Selling and marketing expenses for the three months ended September 29, 2023 increased 15.0% from the same period of 2022 due to increased advertising and promotional activities, salary-related and payroll tax expenses, and bonus and stock-based compensation expenses, partially offset by decreased trade shows and sales meetings expenses.

Selling and marketing expenses for the nine months ended September 29, 2023 increased 31.9% from the same period of 2022 due to increased advertising and promotional activities, especially in the U.S., salary-related and payroll tax expenses, bonus and stock-based compensation expenses and sales commission expenses.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2023	September 30, 2022	2023 vs. 2022	September 29, 2023	September 30, 2022	2023 vs. 2022
Research and development expense	$11,470	$9,616	19.3%	$33,535	$26,193	28.0%
Percentage of sales	14.3%	12.7%		13.6%	12.0%

Research and development expenses for the three and nine months ended September 29, 2023 increased 19.3% and 28.0% from the same period of 2022, respectively, due mainly to increased salary-related and payroll tax expenses and clinical expenses associated with our U.S. post-approval clinical trials, and for the nine months ended September 29, 2023, increased bonus and stock-based compensation expenses as compared to the nine months ended September 30, 2022.

Other Expense, Net

The following table presents our other expenses, net (dollars in thousands):

	Three Months Ended		Percentage Change		Nine Months Ended		Percentage Change
	September 29, 2023	September 30, 2022	2023 vs. 2022		September 29, 2023	September 30, 2022	2023 vs. 2022
Other income (expense), net	$451	$(1,128)	—	*	$2,265	$(3,265)	—	*
Percentage of sales	0.6%	(1.5)%			0.9%	(1.5)%

* Denotes change is greater than +100%.

The change in other income (expense), net for the three and nine months ended September 29, 2023 and September 30, 2022, respectively, was due to increased interest income mainly due to our investments held available for sale and lower foreign exchange losses.

Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2023	September 30, 2022	2023 vs. 2022	September 29, 2023	September 30, 2022	2023 vs. 2022
Income tax provision	$1,929	$2,315	(16.7)%	$6,366	$6,671	(4.6)%

The effective tax rates for the three months ended September 29, 2023 and September 30, 2022 were 28.6% and 18.4%, respectively, and were 31.9% and 16.9% for the nine months ended September 29, 2023 and September 30, 2022, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

We believe that current cash and cash equivalents, investments available for sale (“AFS”) and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this quarterly report. Our financial condition at September 29, 2023 and December 30, 2022 included the following (in thousands):

	September 29, 2023	December 30, 2022	2023 vs. 2022
Cash and cash equivalents	$127,432	$86,480	$40,952
Investments available for sale	74,308	139,061	(64,753)
Total	$201,740	$225,541	$(23,801)

Current assets	$347,068	$311,723	$35,345
Current liabilities	56,775	51,716	5,059
Working capital	$290,293	$260,007	$30,286

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

A summary of cash flows for the nine months ended September 29, 2023 and September 30, 2022 was as follows (in thousands):

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from:
Operating activities	$(17,375)	$32,745
Investing activities	51,945	(109,659)
Financing activities	7,048	8,095
Effect of exchange rate changes	(666)	(1,645)
Net increase (decrease) in cash and cash equivalents	40,952	(70,464)
Cash and cash equivalents, at beginning of year	86,480	199,706
Cash and cash equivalents, at end of year	$127,432	$129,242

For the nine months ended September 29, 2023 net cash used by operating activities consisted of $61.3 million in working-capital changes partially offset by $30.3 million in non-cash items and net income of $13.6 million.

Starting in the second half of 2022, we decided to invest our cash in slightly higher yielding securities. For the nine months ended September 29, 2023, net cash provided by investment activities was $52.0 million which consisted of $119.4 million of proceeds from the sale or maturity of investments AFS, partially offset by $52.3 million in purchases of investments AFS and $15.1 million in purchases of property, plant and equipment. For the nine months ended September 30, 2022, net cash used in investment activity was $109.7 million which consisted of $95.6 million in purchases of investments AFS and $14.1 million in purchases of property, plant and equipment.

Net cash provided by financing activities for the nine months ended September 29, 2023 was $7.0 million which consisted of $9.3 million of proceeds from the exercise of stock options, partially offset by $2.1 million to repurchase of employee common stock for taxes withheld. For the nine months ended September 30, 2022, net cash provided by financing activities consisted of $8.2 million of proceeds from the exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 29, 2023, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended September 29, 2023, no director or officer adopted or terminated:

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

101

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended September 29, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	November 6, 2023	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)