Form 10-Q
period 2024-03-29
STAAR SURGICAL CO
filed 2024-05-07
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2024

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

The registrant has 49,131,110 shares of common stock, par value $0.01 per share, issued and outstanding as of May 2, 2024.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	March 29, 2024	December 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$224,024	$183,038
Investments available for sale	21,125	37,688
Accounts receivable trade, net of allowance for credit losses of $187 and $191, respectively	64,604	94,704
Inventories, net	38,581	35,130
Prepayments, deposits and other current assets	17,381	14,709
Total current assets	365,715	365,269
Investments available for sale	6,963	11,703
Property, plant and equipment, net	72,337	66,835
Finance lease right-of-use assets, net	146	183
Operating lease right-of-use assets, net	34,600	34,387
Goodwill	1,786	1,786
Deferred income taxes	5,125	5,190
Other assets	5,863	3,339
Total assets	$492,535	$488,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,560	$13,557
Obligations under finance leases	166	165
Obligations under operating leases	4,403	4,202
Allowance for sales returns	6,284	6,174
Other current liabilities	35,261	40,938
Total current liabilities	62,674	65,036
Obligations under finance leases	—	42
Obligations under operating leases	31,126	31,425
Deferred income taxes	1,074	1,077
Asset retirement obligations	96	103
Pension liability	4,777	5,055
Total liabilities	99,747	102,738
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 49,120 and 48,839 shares issued and outstanding at March 29, 2024 and December 29, 2023, respectively	491	488
Additional paid-in capital	447,716	436,947
Accumulated other comprehensive income (loss)	(4,712)	(4,113)
Accumulated deficit	(50,707)	(47,368)
Total stockholders’ equity	392,788	385,954
Total liabilities and stockholders’ equity	$492,535	$488,692

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net sales	$77,356	$73,528
Cost of sales	16,321	15,966
Gross profit	61,035	57,562
Selling, general and administrative expenses:
General and administrative	23,228	18,098
Selling and marketing	26,708	26,354
Research and development	13,380	10,310
Total selling, general and administrative expenses	63,316	54,762
Operating income (loss)	(2,281)	2,800
Other income (expense), net:
Interest income, net	1,529	1,822
Gain (loss) on foreign currency transactions	(2,297)	34
Royalty income	508	—
Other income, net	330	63
Total other income, net	70	1,919
Income (loss) before income taxes	(2,211)	4,719
Provision for income taxes	1,128	2,009
Net income (loss)	$(3,339)	$2,710
Net income (loss) per share:
Basic	$(0.07)	$0.06
Diluted	$(0.07)	$0.05
Weighted average shares outstanding:
Basic	48,907	48,247
Diluted	48,907	49,500

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net income (loss)	$(3,339)	$2,710
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	232	(1,177)
Reclassification into other income (expense), net	(17)	(52)
Investments available for sale:
Change in unrealized gain (loss)	(36)	116
Reclassification into other income (expense), net	3	(2)
Foreign currency translation loss	(1,100)	(129)
Tax effect	319	151
Other comprehensive loss, net of tax	(599)	(1,093)
Comprehensive income (loss)	$(3,938)	$1,617

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 29, 2023	48,839	$488	$436,947	$(4,113)	$(47,368)	$385,954
Net loss	—	—	—	—	(3,339)	(3,339)
Other comprehensive loss	—	—	—	(599)	—	(599)
Common stock issued upon exercise of options	187	2	5,322	—	—	5,324
Stock-based compensation	—	—	6,676	—	—	6,676
Repurchase of employee common stock for taxes withheld	(36)	—	(1,229)	—	—	(1,229)
Forfeited restricted stock	(4)	—	—	—	—	—
Vested restricted and performance stock units	134	1	—	—	—	1
Balance, at March 29, 2024	49,120	$491	$447,716	$(4,712)	$(50,707)	$392,788

Balance, at December 30, 2022	48,212	$482	$404,189	$156	$(68,715)	$336,112
Net income	—	—	—	—	2,710	2,710
Other comprehensive loss	—	—	—	(1,093)	—	(1,093)
Common stock issued upon exercise of options	40	—	529	—	—	529
Stock-based compensation	—	—	6,434	—	—	6,434
Repurchase of employee common stock for taxes withheld	(31)	—	(1,849)	—	—	(1,849)
Vested restricted and performance stock units	110	1	—	—	—	1
Balance at March 31, 2023	48,331	$483	$409,303	$(937)	$(66,005)	$342,844

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$(3,339)	$2,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	1,237	1,113
Amortization of intangibles	—	7
Accretion/Amortization of investments available for sale	(120)	(983)
Deferred income taxes	61	57
Change in net pension liability	(93)	(13)
Stock-based compensation expense	6,339	6,065
Provision for sales returns and bad debts	128	(377)
Inventory provision	646	614
Changes in working capital:
Accounts receivable	29,837	(1,110)
Inventories	(4,002)	(3,920)
Prepayments, deposits, and other assets	(5,485)	(4,249)
Accounts payable	1,519	(3,168)
Other current liabilities	(5,048)	(1,840)
Net cash provided by (used in) operating activities	21,680	(5,094)
Cash flows from investing activities:
Acquisition of property and equipment	(5,202)	(2,901)
Purchase of investments available for sale	—	(27,445)
Proceeds from sale or maturity of investments available for sale	21,389	40,279
Net cash provided by investing activities	16,187	9,933
Cash flows from financing activities:
Repayment of finance lease obligations	(40)	(42)
Repurchase of employee common stock for taxes withheld	(1,229)	(1,849)
Proceeds from the exercise of stock options	5,324	529
Proceeds from vested restricted and performance stock units	1	1
Net cash provided by (used in) financing activities	4,056	(1,361)
Effect of exchange rate changes on cash and cash equivalents	(937)	10
Increase in cash and cash equivalents	40,986	3,488
Cash and cash equivalents, at beginning of the period	183,038	86,480
Cash and cash equivalents, at end of the period	$224,024	$89,968

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies

STAAR Surgical Company, a Delaware corporation, was first incorporated in 1982, and together with its subsidiaries designs, develops, manufactures, and sells implantable lenses for the eye and accessory delivery systems used to deliver the lenses into the eye. The accompanying Condensed Consolidated Financial Statements present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in the Comprehensive Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of December 29, 2023 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2023.

The Condensed Consolidated Financial Statements for the three months ended March 29, 2024 and March 31, 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 29, 2024 and March 31, 2023, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Cloud-Based Software

As of March 29, 2024 and December 29, 2023, the Company recognized $4,947,000 and $2,406,000, respectively, of net capitalized cloud-based software implementation costs recorded within Other assets on the Condensed Consolidated Balance Sheets. As of March 29, 2024, these assets are not currently placed into service. No amortization of capitalized cloud-based software implementation costs were recognized during the three months ended March 29, 2024 and March 31, 2023.

Vendor Concentration

There was one vendor that accounted for over 12% of the Company’s consolidated accounts payable as of March 29, 2024.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280).” ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments (a) disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), (b) disclose an amount for other segment items by reportable segment and description of its composition, (c) extend certain annual disclosures to interim periods, (d) clarify single reportable segment entities must apply Topic 280 in its entirety, (e) permit more than one measure of segment profit or loss to be reported under certain conditions and (f) require disclosure of the title and position of the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the annual disclosure requirements of ASU 2023-07 as of beginning of fiscal year 2024 and will adopt the interim disclosure requirements beginning fiscal year 2025. The Company is currently evaluating the disclosure requirements and its effect on the Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” ASU 2023-09 improves the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. It also includes certain other amendments to improve the effectiveness of income tax disclosures regarding (a) income or loss from continuing operations disaggregated between domestic and foreign and (b) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 at the beginning of fiscal year 2025. The Company is currently evaluating the disclosure requirements and its effect on the Condensed Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale

Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	March 29, 2024
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$4,522	$3	$(1)	$4,524	$—	$4,524
Certificates of deposit	2,017	2	—	2,019	—	2,019
U.S. Treasury securities	15,432	—	(78)	15,354	15,354	—
U.S. agency securities	1,732	—	(3)	1,729	—	1,729
Corporate debt securities	4,462	4	(4)	4,462	—	4,462
Total investments AFS	$28,165	$9	$(86)	$28,088	$15,354	$12,734

	December 29, 2023
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$7,720	$9	$—	$7,729	$—	$7,729
Certificates of deposit	3,716	4	—	3,720	—	3,720
U.S. Treasury securities	23,036	3	(56)	22,983	22,983	—
U.S. agency securities	3,423	—	(4)	3,419	—	3,419
Corporate debt securities	11,538	12	(10)	11,540	—	11,540
Total investments AFS	$49,433	$28	$(70)	$49,391	$22,983	$26,408

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

The Company assessed each debt security with gross unrealized losses for impairment. As part of that assessment, the Company concluded that it does not intend to sell and it is more-likely-than-not that the Company will not be required to sell, prior to the recovery of the amortized cost basis. The Company did not recognize impairment for the three months ended March 29, 2024.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of March 29, 2024
	Within one year	After one year through five years	Total
Commercial paper	$4,524	$—	$4,524
Certificates of deposit	2,019	—	2,019
U.S. Treasury securities	9,816	5,538	15,354
U.S. agency securities	1,729	—	1,729
Corporate debt securities	3,037	1,425	4,462
Total investments AFS	$21,125	$6,963	$28,088

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

During the three months ended March 31, 2023, one of the Company’s investments AFS was the subject of a downgraded credit rating. The Company sold its investments of $600,000 following the downgrade. The Company recognized a realized gain upon sale of $2,000 during the three months ended March 31, 2023.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	March 29, 2024	December 29, 2023
Raw materials and purchased parts	$9,591	$9,766
Work in process	6,097	5,722
Finished goods	25,642	23,150
Total inventories, gross	41,330	38,638
Less inventory reserves	(2,749)	(3,508)
Total inventories, net	$38,581	$35,130

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	March 29, 2024	December 29, 2023
Prepayments and deposits	$7,817	$6,216
Prepaid insurance	1,968	2,314
Prepaid marketing costs	2,647	2,141
Consumption tax receivable	766	820
Value added tax (VAT) receivable	2,323	2,456
BVG (Swiss Pension) prepayment	1,416	23
Other(1)	444	739
Total prepayments, deposits and other current assets	$17,381	$14,709

(1)
No individual category in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	March 29, 2024	December 29, 2023
Machinery and equipment	$32,547	$30,874
Computer equipment and software	8,511	8,495
Furniture and fixtures	4,703	4,122
Leasehold improvements	11,736	10,780
Construction in process	45,149	40,364
Total property, plant and equipment, gross	102,646	94,635
Less accumulated depreciation	(30,309)	(27,800)
Total property, plant and equipment, net	$72,337	$66,835

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 29, 2024	December 29, 2023
Accrued salaries and wages	$10,440	$12,519
Accrued bonuses	2,325	3,456
Accrued insurance	1,460	2,315
Income taxes payable	9,708	10,848
Marketing obligations	2,097	1,874
Other(1)	9,231	9,926
Total other current liabilities	$35,261	$40,938

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

	March 29, 2024	December 29, 2023
Computer equipment and software	$6	$6
Furniture and fixtures	475	475
Finance lease right-of-use assets, gross	481	481
Less accumulated depreciation	(335)	(298)
Finance lease right-of-use assets, net	$146	$183

Current finance lease obligations	$166	$165
Long-term finance lease obligations	—	42
Total finance lease liability	$166	$207
Weighted-average remaining lease term (in years)	1.0	1.3
Weighted-average discount rate	4.25%	4.24%

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Amortization of finance lease right-of-use asset	$37	$39
Interest on finance lease liabilities	2	4
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	2	4
Financing cash flows	40	42

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

	March 29, 2024	December 29, 2023
Machinery and equipment	$701	$735
Computer equipment and software	445	446
Real property	42,291	40,869
Operating lease right-of-use assets, gross	43,437	42,050
Less accumulated depreciation	(8,837)	(7,663)
Operating lease right-of-use assets, net	$34,600	$34,387

Current operating lease obligations	$4,403	$4,202
Long-term operating lease obligations	31,126	31,425
Total operating lease liability	$35,529	$35,627
Weighted-average remaining lease term (in years)	7.2	7.3
Weighted-average discount rate	5.51%	5.48%

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Operating lease cost	$2,223	$1,107
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,384	1,173
Right-of-use assets obtained in exchange for new operating lease liabilities	1,495	1,909

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of March 29, 2024 is as follows (in thousands):

.

As of March 29, 2024 12 Months Ended	Operating Leases	Finance Leases
March 2025	$6,433	$170
March 2026	5,379	—
March 2027	5,508	—
March 2028	5,633	—
March 2029	5,743	—
Thereafter	16,733	—
Total future minimum lease payments	$45,429	$170
Less amounts representing interest	(9,900)	(4)
Total lease liability	$35,529	$166

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Provision for income taxes	$1,128	$2,009

The effective tax rates for the three months ended March 29, 2024 and March 31, 2023 were (51.0)% and 42.6%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 29, 2024 and March 31, 2023, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

Note 9 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Service cost(1)	$325	$249
Interest cost(2)	84	87
Expected return on plan assets(2)	(132)	(87)
Prior service credit(2),(3)	(45)	(45)
Actuarial loss recognized in current period(2),(3)	28	(7)
Net periodic pension cost	$260	$197

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

	Three Months Ended
	March 29, 2024	March 31, 2023
Employer contribution	$267	$217

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of March 29, 2024, the Company had outstanding grants of stock options, restricted stock awards, RSUs and PSUs.

Stock option granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 15, 2023, stockholders approved a proposal to increase the number of shares under the plan by 2,170,000 shares, for a total of 20,205,000 shares. As of March 29, 2024, there were 962,029 shares available for grant under the Equity Plan.

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Employee stock options	$3,173	$2,977
Restricted stock	28	67
RSUs	2,312	1,601
PSUs	685	1,106
Nonemployee stock options	141	314
Total stock-based compensation expense	$6,339	$6,065

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Cost of sales	$298	$149
General and administrative	3,075	3,363
Selling and marketing	1,210	857
Research and development	1,756	1,696
Total stock-based compensation expense, net	6,339	6,065
Amounts capitalized as part of inventory	337	369
Total stock-based compensation expense, gross	$6,676	$6,434

As of March 29, 2024, total unrecognized compensation cost related to non-vested stock-based compensation arrangements were as follows (in thousands):

March 29, 2024
Stock options	$28,392
Restricted stock, RSUs and PSUs	43,614
Total unrecognized stock-based compensation cost	$72,006

The cost is expected to be recognized over a weighted-average period of approximately two years.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stockholders’ Equity (Continued)

Assumptions

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of stock options granted is derived from the historical exercises and post-vesting cancellations and represents the period of time that stock options granted are expected to be outstanding. The Company has calculated a 8% estimated forfeiture rate based on historical forfeiture experience. The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

	Three Months Ended
	March 29, 2024	March 31, 2023
Expected dividend yield	0%	0%
Expected volatility	59%	60%
Risk-free interest rate	4.16%	3.96%
Expected term (in years)	5.29	5.05

Stock Options

A summary of stock option activity under the Equity Plan for three months ended March 29, 2024 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 29, 2023	2,630	$46.38
Granted	523	37.21
Exercised	(187)	28.50
Forfeited or expired	(83)	76.05
Outstanding at March 29, 2024	2,883	$45.01	6.98	$16,386
Exercisable at March 29, 2024	1,668	$42.93	5.41	$15,090

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Equity Plan for the three months ended March 29, 2024 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 29, 2023	14	401	56
Granted	—	415	390
Vested	—	(110)	(24)
Forfeited or expired	(4)	(1)	(4)
Unvested at March 29, 2024	10	705	418

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 - Commitments and Contingencies

Litigation and Claims

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. These legal proceedings and other matters may relate to, among other things, contractual rights and obligations, employment matters, or claims of product liability. The Company maintains insurance coverage for various matters, including product liability and certain securities claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on the Company’s financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Note 12 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended
	March 29, 2024	March 31, 2023
Numerator:
Net income (loss)	$(3,339)	$2,710
Denominator:
Weighted average common shares:
Common shares outstanding	48,907	48,251
Less: Unvested restricted stock	—	(4)
Denominator for basic calculation	48,907	48,247
Weighted average effects of potentially diluted common stock:
Stock options	—	1,116
Unvested restricted stock	—	3
RSUs	—	81
PSUs	—	53
Denominator for diluted calculation	48,907	49,500
Net income (loss) per share:
Basic	$(0.07)	$0.06
Diluted	$(0.07)	$0.05

Because the Company had a net loss for the three months ended March 29, 2024, the number of diluted shares is equal to the number of basic shares. The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, RSUs and PSUs with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended
	March 29, 2024	March 31, 2023
Stock options	4,316	1,392
Restricted stock, RSUs and PSUs	495	15
Total	4,811	1,407

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data. The following breaks down sales into the following categories (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Non-consignment sales	$71,764	$67,163
Consignment sales	5,592	6,365
Total net sales	$77,356	$73,528

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

	Three Months Ended
	March 29, 2024	March 31, 2023
Domestic	$4,935	$4,551
Foreign:
China	38,549	35,090
Japan	10,456	10,936
Other(1)	23,416	22,951
Total foreign sales	72,421	68,977
Total net sales	$77,356	$73,528

(1)
No other location individually exceeds 10% of the total sales.

100% of the Company’s sales are generated from the ophthalmic surgical product segment and the chief operating decision maker makes operating decisions and allocates resources based upon the consolidated operating results, and therefore the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are implantable Collamer lenses (“ICLs”) used in refractive surgery. Historically the Company marketed and sold cataract intraocular lenses (“IOLs”) and related injectors and injector parts. The Company phased out sales of such products in fiscal 2023, and does not expect to sell any such products in fiscal 2024 or thereafter. The composition of the Company’s net sales by product line was as follows (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
ICLs	$77,151	$70,625
Other product sales:
Cataract IOLs	—	1,476
Other surgical products(1)	205	1,427
Total other product sales	205	2,903
Total net sales	$77,356	$73,528

(1) Other surgical products include delivery systems and normal recurring sales adjustments such as sales return allowances.

The Company’s China distributors accounted for 49% and 48% of net sales for the three months ended March 29, 2024 and March 31, 2023, respectively. As of March 29, 2024 and December 29, 2023, the Company’s China distributors accounted for 54% and 70%, respectively, of consolidated trade receivables.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created therein. In some cases readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “believe,” “will,” “should,” “could,” “forecast,” “potential,” “continue,” “ongoing” (or the negative of those words and similar words or expressions), although not all forward-looking statements contain these words. In particular, these include statements regarding the intent, belief or current expectations of the Company and its management regarding any of the following: any projections of or guidance as to future earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the expected impact of the COVID-19 pandemic and related public health measures (including but not limited to their impact on sales, operations or clinical trials globally); the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving business plans for 2024 and beyond; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution investors and prospective investors that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors, which if they do not materialize or prove correct, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, without limitation, those described in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on February 27, 2024. We disclaim any intention or obligation to update or review these financial projections or forward-looking statements due to new information or other events except as required by law.

The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements, including the related notes, provided in this report.

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

Overview

STAAR Surgical Company designs, develops, manufactures, and sells implantable lenses for the eye and accessory delivery systems used to deliver the lenses into the eye. We are the leading manufacturer of phakic implantable lenses used worldwide in corrective or “refractive” surgery. We have been dedicated solely to ophthalmic surgery for over 40 years. Our goal is to position our refractive lenses throughout the world as primary and premium solutions for patients seeking visual freedom from wearing eyeglasses or contact lenses while achieving excellent visual acuity through refractive vision correction. We generate worldwide revenue almost exclusively from sales of our implantable Collamer® lenses, or “ICLs.” Our ICLs are made from Collamer, which is a proprietary collagen copolymer material created and exclusively used by STAAR to make our lenses soft, flexible and biocompatible with the eye. Our ICLs are phakic lenses, meaning that they are implanted into the eye without removing the eye’s natural crystalline lens. This distinguishes an ICL procedure from other refractive procedures, as it does not involve the removal of corneal eye tissue. All of our ICLs are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Further, while ICLs are intended to be permanent, our ICLs are reversible lens implants, meaning they can be removed by a doctor if desired.

STAAR employs a commercialization strategy that strives for sustainable profitable growth. Our growth strategy includes making our complete ICL product line available in our existing geographic markets and expanding into attractive markets where we do not sell our products today. In addition, we are focused on driving awareness of the ICL procedure and the clinical benefits of our ICLs, and providing surgeon training, support and education, particularly in our newer markets.

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

Management believes that there have been no significant changes during the three months ended March 29, 2024 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for Three Months
	March 29, 2024	March 31, 2023
Net sales	100.0%	100.0%
Cost of sales	21.1%	21.7%
Gross profit	78.9%	78.3%
General and administrative	30.0%	24.7%
Selling and marketing	34.5%	35.8%
Research and development	17.3%	14.0%
Total selling, general and administrative	81.8%	74.5%
Operating income (loss)	(2.9)%	3.8%
Total other income, net	0.1%	2.6%
Income (loss) before income taxes	(2.8)%	6.4%
Provision for income taxes	1.5%	2.7%
Net income (loss)	(4.3)%	3.7%

Net Sales

The following table presents our net sales, by product (dollars in thousands):

	Three Months Ended		Percentage Change
	March 29, 2024	March 31, 2023	2024 vs. 2023
ICLs	$77,151	$70,625	9.2%
Other product sales:
Cataract IOLs	—	1,476	(100.0)%
Other surgical products	205	1,427	(85.6)%
Total other product sales	205	2,903	(92.9)%
Net sales	$77,356	$73,528	5.2%

Net sales for the three months ended March 29, 2024 increased 5% from the same period of 2023. The increase in net sales was primarily due to increased ICL sales of $6.5 million, slightly offset by decreased other product sales of $2.7 million. Changes in foreign currency unfavorably impacted net sales by $1.0 million.

Total ICL sales for the three months ended March 29, 2024 increased 9% from the same period of 2023, with unit increase of 2%. The APAC region sales increased by 9%, with unit decrease of 1%, due to sales growth in India up 10%, Japan up 11% and China up 10%. The EMEA region sales increased 11% with unit growth up 22%, due to sales increases in our distributor markets up 35%, partially offset by direct markets down 5%. The Americas region sales increased 12%, with unit growth up

11%, primarily due to sales growth in the U.S. up 15% and Canada up 11%. Changes in foreign currency unfavorably impacted ICL sales by $1.0 million for the three months ended March 29, 2024. ICL sales represented 99.7% and 96.1% of our total sales for the three months ended March 29, 2024 and March 31, 2023, respectively.

Other product sales, includes cataract intraocular lenses (“IOLs”), delivery systems and normal recurring sales adjustments such as sales return allowances. As a result of third-party materials and supply chain challenges that affected our cataract IOLs and associated delivery devices, we have phased out sales of our cataract IOLs as we focus on growing our ICL business. During 2023, we stopped manufacturing cataract IOLs, and we do not plan to sell cataract IOLs in 2024. We do not expect this decision to have a significant impact to revenue growth in future years. Other product sales for the three months ended March 29, 2024, decreased 93% from the same period of 2023, due primarily to a reduction in cataract IOL sales and decreased sales of cataract IOL injector parts. Other product sales represented 0.3% and 3.9% of our total sales for the three months ended March 29, 2024 and March 31, 2023, respectively.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change
	March 29, 2024	March 31, 2023	2024 vs. 2023
Gross profit	$61,035	$57,562	6.0%
Gross margin	78.9%	78.3%

Gross profit for the three months ended March 29, 2024 increased 6.0%, from the same period of 2023. Gross profit margin increased to 78.9% of revenue for the three months ended March 29, 2024 compared to 78.3% of revenue for the three months ended March 31, 2023, due primarily to product and country mix of ICL sales.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	March 29, 2024	March 31, 2023	2024 vs. 2023
General and administrative expense	$23,228	$18,098	28.3%
Percentage of sales	30.0%	24.7%

General and administrative expenses for the three months ended March 29, 2024 increased 28.3% from the same period of 2023 due to increased outside services, facility costs and salary-related and payroll tax expenses.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	March 29, 2024	March 31, 2023	2024 vs. 2023
Selling and marketing expense	$26,708	$26,354	1.3%
Percentage of sales	34.5%	35.8%

Selling and marketing expenses for the three months ended March 29, 2024 increased 1.3% from the same period of 2023 due to increased salary-related and payroll tax expenses, trade shows and sales meetings expenses and bonus and stock-based compensation expenses, offset by decreased advertising and promotional activities and commission expenses.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	March 29, 2024	March 31, 2023	2024 vs. 2023
Research and development expense	$13,380	$10,310	29.8%
Percentage of sales	17.3%	14.0%

Research and development expenses for the three months ended March 29, 2024 increased 29.8% from the same period of 2023, due mainly to increased salary-related and payroll tax expenses and bonus and stock-based compensation expenses.

Other Expense, Net

The following table presents our other expenses, net (dollars in thousands):

	Three Months Ended		Percentage Change
	March 29, 2024	March 31, 2023	2024 vs. 2023
Other income, net	$70	$1,919	(96.4)%
Percentage of sales	0.1%	2.6%

The decrease in other income, net for the three months ended March 29, 2024 and March 31, 2023, respectively, was due mainly to higher foreign exchange losses.

Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change
	March 29, 2024	March 31, 2023	2024 vs. 2023
Income tax provision	$1,128	$2,009	(43.9)%

The effective tax rates for the three months ended March 29, 2024 and March 31, 2023 were (51.0)% and 42.6%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. Our financial condition at March 29, 2024 and December 29, 2023 included the following (in thousands):

	March 29, 2024	December 29, 2023	2024 vs. 2023
Cash and cash equivalents	$224,024	$183,038	$40,986
Investments available for sale	28,088	49,391	(21,303)
Total	$252,112	$232,429	$19,683

Current assets	$365,715	$365,269	$446
Current liabilities	62,674	65,036	(2,362)
Working capital	$303,041	$300,233	$2,808

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

A summary of cash flows for the three months ended March 29, 2024 and March 31, 2023 was as follows (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash flows from:
Operating activities	$21,680	$(5,094)
Investing activities	16,187	9,933
Financing activities	4,056	(1,361)
Effect of exchange rate changes	(937)	10
Net increase in cash and cash equivalents	40,986	3,488
Cash and cash equivalents, at beginning of year	183,038	86,480
Cash and cash equivalents, at end of year	$224,024	$89,968

For the three months ended March 29, 2024 net cash provided by operating activities consisted of $16.8 million in working-capital changes and $8.2 million in non-cash items, partially offset by the net loss of $3.3 million. For the three months ended March 31, 2023 net cash used in operating activities consisted of $14.3 million in working-capital changes, partially offset by $6.5 million in non-cash items and net income of $2.7 million.

For the three months ended March 29, 2024, net cash provided by investment activities was $16.2 million which consisted of $21.4 million of proceeds from the sale or maturity of investments AFS, partially offset by $5.2 million in purchases of property, plant and equipment. For the three months ended March 31, 2023, net cash provided by investment activity was $9.9 million which consisted of $40.3 million of proceeds from the sale or maturity of investments AFS, partially offset by $27.4 million in purchases of investments AFS and $2.9 million in purchases of property, plant and equipment.

Net cash provided by financing activities for the three months ended March 29, 2024 was $4.1 million which consisted of $5.3 million of proceeds from the exercise of stock options, partially offset by $1.2 million to repurchase of employee common stock for taxes withheld. For the three months ended March 31, 2023, net cash used in financing activities was $1.4 million which consisted of $1.8 million to repurchase of employee common stock for taxes withheld.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 29, 2024, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 29, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. These legal proceedings and other matters may relate to, among other things, contractual rights and obligations, employment matters, or claims of product liability. The Company maintains insurance coverage for various matters, including product liability and certain securities claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on the Company’s financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

ITEM 1A. RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 29, 2023. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended March 29, 2024, no director or officer adopted or terminated:

(i)
Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and
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

31.1	*	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	*

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended March 29, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	May 7, 2024	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)