Form 10-Q
period 2024-06-28
STAAR SURGICAL CO
filed 2024-08-07
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-11634

STAAR Surgical Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3797439
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
25510 Commercentre Drive Lake Forest, California	92630
(Address of Principal Executive Offices)	(Zip Code)

(626) 303-7902

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	STAA	NASDAQ

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

The registrant has 49,188,211 shares of common stock, par value $0.01 per share, issued and outstanding as of August 1, 2024.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	June 28, 2024	December 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$192,776	$183,038
Investments available for sale	42,424	37,688
Accounts receivable trade, net of allowance for credit losses of $184 and $191, respectively	93,800	94,704
Inventories, net	39,282	35,130
Prepayments, deposits and other current assets	15,535	14,709
Total current assets	383,817	365,269
Investments available for sale	265	11,703
Property, plant and equipment, net	77,500	66,835
Finance lease right-of-use assets, net	109	183
Operating lease right-of-use assets, net	34,971	34,387
Goodwill	1,786	1,786
Deferred income taxes	5,078	5,190
Other assets	9,219	3,339
Total assets	$512,745	$488,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,059	$13,557
Obligations under finance leases	125	165
Obligations under operating leases	4,648	4,202
Allowance for sales returns	7,225	6,174
Other current liabilities	35,113	40,938
Total current liabilities	66,170	65,036
Obligations under finance leases	—	42
Obligations under operating leases	31,499	31,425
Deferred income taxes	1,056	1,077
Asset retirement obligations	109	103
Pension liability	4,808	5,055
Total liabilities	103,642	102,738
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 49,161 and 48,839 shares issued and outstanding at June 28, 2024 and December 29, 2023, respectively	492	488
Additional paid-in capital	457,402	436,947
Accumulated other comprehensive income (loss)	(5,463)	(4,113)
Accumulated deficit	(43,328)	(47,368)
Total stockholders’ equity	409,103	385,954
Total liabilities and stockholders’ equity	$512,745	$488,692

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$99,005	$92,306	$176,361	$165,834
Cost of sales	20,593	21,580	36,914	37,546
Gross profit	78,412	70,726	139,447	128,288
Selling, general and administrative expenses:
General and administrative	23,641	18,097	46,869	36,195
Selling and marketing	28,819	32,277	55,527	58,631
Research and development	14,054	11,755	27,434	22,065
Total selling, general and administrative expenses	66,514	62,129	129,830	116,891
Operating income	11,898	8,597	9,617	11,397
Other income (expense), net:
Interest income, net	1,422	1,775	2,951	3,597
Loss on foreign currency transactions	(3,049)	(1,890)	(5,346)	(1,856)
Royalty income	—	—	508	—
Other income, net	63	10	393	73
Total other income (expense), net	(1,564)	(105)	(1,494)	1,814
Income before income taxes	10,334	8,492	8,123	13,211
Provision for income taxes	2,955	2,428	4,083	4,437
Net income	$7,379	$6,064	$4,040	$8,774
Net income per share:
Basic	$0.15	$0.13	$0.08	$0.18
Diluted	$0.15	$0.12	$0.08	$0.18
Weighted average shares outstanding:
Basic	49,127	48,418	49,018	48,333
Diluted	49,811	49,516	49,529	49,524

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$7,379	$6,064	$4,040	$8,774
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(97)	(547)	135	(1,724)
Reclassification into other income (expense), net	(17)	(51)	(34)	(103)
Investments available for sale:
Change in unrealized gain (loss)	3	(142)	(33)	(26)
Reclassification into other income (expense), net	(1)	—	2	(2)
Foreign currency translation loss	(938)	(1,342)	(2,038)	(1,471)
Tax effect	299	498	618	649
Other comprehensive loss, net of tax	(751)	(1,584)	(1,350)	(2,677)
Comprehensive income	$6,628	$4,480	$2,690	$6,097

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at March 29, 2024	49,120	$491	$447,716	$(4,712)	$(50,707)	$392,788
Net income	—	—	—	—	7,379	7,379
Other comprehensive loss	—	—	—	(751)	—	(751)
Common stock issued upon exercise of options	18	—	371	—	—	371
Stock-based compensation	—	—	9,482	—	—	9,482
Repurchase of employee common stock for taxes withheld	(4)	—	(167)	—	—	(167)
Unvested restricted stock	16	—	—	—	—	—
Forfeited restricted stock	(1)	—	—	—	—	—
Vested restricted and performance stock units	12	1	—	—	—	1
Balance, at June 28, 2024	49,161	$492	$457,402	$(5,463)	$(43,328)	$409,103

Balance at March 31, 2023	48,331	$483	$409,303	$(937)	$(66,005)	$342,844
Net income	—	—	—	—	6,064	6,064
Other comprehensive loss	—	—	—	(1,584)	—	(1,584)
Common stock issued upon exercise of options	155	2	1,475	—	—	1,477
Stock-based compensation	—	—	8,951	—	—	8,951
Repurchase of employee common stock for taxes withheld	(3)	—	(135)	—	—	(135)
Unvested restricted stock	10	—	—	—	—	—
Vested restricted and performance stock units	6	—	—	—	—	—
Balance at June 30, 2023	48,499	$485	$419,594	$(2,521)	$(59,941)	$357,617

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 29, 2023	48,839	$488	$436,947	$(4,113)	$(47,368)	$385,954
Net income	—	—	—	—	4,040	4,040
Other comprehensive loss	—	—	—	(1,350)	—	(1,350)
Common stock issued upon exercise of options	205	2	5,693	—	—	5,695
Stock-based compensation	—	—	16,158	—	—	16,158
Repurchase of employee common stock for taxes withheld	(40)	—	(1,396)	—	—	(1,396)
Unvested restricted stock	16	—	—	—	—	—
Forfeited restricted stock	(5)	—	—	—	—	—
Vested restricted and performance stock units	146	2	—	—	—	2
Balance, at June 28, 2024	49,161	$492	$457,402	$(5,463)	$(43,328)	$409,103

Balance, at December 30, 2022	48,212	$482	$404,189	$156	$(68,715)	$336,112
Net income	—	—	—	—	8,774	8,774
Other comprehensive loss	—	—	—	(2,677)	—	(2,677)
Common stock issued upon exercise of options	195	2	2,004	—	—	2,006
Stock-based compensation	—	—	15,385	—	—	15,385
Repurchase of employee common stock for taxes withheld	(34)	—	(1,984)	—	—	(1,984)
Unvested restricted stock	10	—	—	—	—	—
Vested restricted and performance stock units	116	1	—	—	—	1
Balance at June 30, 2023	48,499	$485	$419,594	$(2,521)	$(59,941)	$357,617

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$4,040	$8,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	2,759	2,398
Amortization of intangibles	—	171
Accretion/Amortization of investments available for sale	(286)	(1,824)
Deferred income taxes	60	75
Change in net pension liability	(146)	(627)
Loss on disposal of property and equipment	26	24
Stock-based compensation expense	15,381	14,488
Change in asset retirement obligation	20	(107)
Provision for sales returns and bad debts	1,079	1,004
Inventory provision	1,024	3,630
Changes in working capital:
Accounts receivable	436	(32,344)
Inventories	(4,871)	(4,382)
Prepayments, deposits, and other assets	(7,085)	(2,665)
Accounts payable	3,618	(1,447)
Other current liabilities	(4,788)	1,432
Net cash provided by (used in) operating activities	11,267	(11,400)
Cash flows from investing activities:
Acquisition of property and equipment	(11,438)	(5,915)
Purchase of investments available for sale	(20,249)	(42,602)
Proceeds from sale or maturity of investments available for sale	27,206	68,622
Net cash provided by (used in) investing activities	(4,481)	20,105
Cash flows from financing activities:
Repayment of finance lease obligations	(82)	(82)
Repurchase of employee common stock for taxes withheld	(1,396)	(1,984)
Proceeds from the exercise of stock options	5,695	2,006
Proceeds from vested restricted and performance stock units	2	1
Net cash provided by (used in) financing activities	4,219	(59)
Effect of exchange rate changes on cash and cash equivalents	(1,267)	(431)
Increase in cash and cash equivalents	9,738	8,215
Cash and cash equivalents, at beginning of the period	183,038	86,480
Cash and cash equivalents, at end of the period	$192,776	$94,695

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

The Condensed Consolidated Financial Statements for the three and six months ended June 28, 2024 and June 30, 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 28, 2024 and June 30, 2023, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Cloud-Based Software

As of June 28, 2024 and December 29, 2023, the Company recognized $8,103,000 and $2,406,000, respectively, of net capitalized cloud-based software implementation costs related to several systems, including enterprise resource planning and customer relationship management systems, recorded within Other assets on the Condensed Consolidated Balance Sheets. As of June 28, 2024, these assets are not currently placed into service. These assets are expected to be placed into service through the first quarter of 2025. No amortization of capitalized cloud-based software implementation costs were recognized during the three and six months ended June 28, 2024 and June 30, 2023.

Vendor Concentration

There was one vendor that accounted for approximately 28% of the Company’s consolidated accounts payable as of June 28, 2024. There was one vendor that accounted for approximately 11% of the Company’s consolidated purchases as of the three months ended June 28, 2024.

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

Note 2 — Investments Available for Sale

Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	June 28, 2024
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$3,565	$1	$—	$3,566	$—	$3,566
Certificates of deposit	1,762	1	—	1,763	—	1,763
U.S. Treasury securities	13,943	—	(66)	13,877	13,877	—
U.S. agency securities	989	—	(2)	987	—	987
Corporate debt securities	22,503	3	(10)	22,496	—	22,496
Total investments AFS	$42,762	$5	$(78)	$42,689	$13,877	$28,812

	December 29, 2023
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$7,720	$9	$—	$7,729	$—	$7,729
Certificates of deposit	3,716	4	—	3,720	—	3,720
U.S. Treasury securities	23,036	3	(56)	22,983	22,983	—
U.S. agency securities	3,423	—	(4)	3,419	—	3,419
Corporate debt securities	11,538	12	(10)	11,540	—	11,540
Total investments AFS	$49,433	$28	$(70)	$49,391	$22,983	$26,408

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

The Company assessed each debt security with gross unrealized losses for impairment. As part of that assessment, the Company concluded that it does not intend to sell and it is more-likely-than-not that the Company will not be required to sell, prior to the recovery of the amortized cost basis. The Company did not recognize impairment for the three and six months ended June 28, 2024.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of June 28, 2024
	Within one year	After one year through five years	Total
Commercial paper	$3,566	$—	$3,566
Certificates of deposit	1,763	—	1,763
U.S. Treasury securities	13,877	—	13,877
U.S. agency securities	987	—	987
Corporate debt securities	22,231	265	22,496
Total investments AFS	$42,424	$265	$42,689

During the six months ended June 28, 2024, two of the Company’s investments AFS of $850,000, were subject to early redemption. The Company recognized a gain upon redemption of $3,000 during the six months ended June 28, 2024. During the six months ended June 30, 2023, one of the Company’s investments AFS was the subject of a downgraded credit rating. The Company sold its investments of $600,000 following the downgrade. The Company recognized a realized gain upon sale of $2,000 during the six months ended June 30, 2023.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	June 28, 2024	December 29, 2023
Raw materials and purchased parts	$9,453	$9,766
Work in process	7,293	5,722
Finished goods	25,033	23,150
Total inventories, gross	41,779	38,638
Less inventory reserves	(2,497)	(3,508)
Total inventories, net	$39,282	$35,130

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	June 28, 2024	December 29, 2023
Prepayments and deposits	$6,901	$5,924
Prepaid rent	3,137	292
Prepaid insurance	1,149	2,314
Prepaid marketing costs	1,024	2,141
Consumption tax receivable	—	820
Value added tax (VAT) receivable	1,904	2,456
BVG (Swiss Pension) prepayment	946	23
Other(1)	474	739
Total prepayments, deposits and other current assets	$15,535	$14,709

(1)
No individual category in “other current assets” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	June 28, 2024	December 29, 2023
Machinery and equipment	$34,794	$30,874
Computer equipment and software	12,754	8,495
Furniture and fixtures	6,371	4,122
Leasehold improvements	12,995	10,780
Construction in process	41,458	40,364
Total property, plant and equipment, gross	108,372	94,635
Less accumulated depreciation	(30,872)	(27,800)
Total property, plant and equipment, net	$77,500	$66,835

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 28, 2024	December 29, 2023
Accrued salaries and wages	$13,717	$12,519
Accrued bonuses	4,054	3,456
Accrued insurance	589	2,315
Income taxes payable	5,270	10,848
Marketing obligations	2,282	1,874
Other(1)	9,201	9,926
Total other current liabilities	$35,113	$40,938

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

	June 28, 2024	December 29, 2023
Computer equipment and software	$6	$6
Furniture and fixtures	475	475
Finance lease right-of-use assets, gross	481	481
Less accumulated depreciation	(372)	(298)
Finance lease right-of-use assets, net	$109	$183

Current finance lease obligations	$125	$165
Long-term finance lease obligations	—	42
Total finance lease liability	$125	$207
Weighted-average remaining lease term (in years)	0.8	1.3
Weighted-average discount rate	4.25%	4.24%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Leases (Continued)

Finance Leases (Continued)

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Amortization of finance lease right-of-use asset	$37	$38	$74	$77
Interest on finance lease liabilities	2	3	4	7
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	2	3	4	7
Financing cash flows	42	40	82	82

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

	June 28, 2024	December 29, 2023
Machinery and equipment	$696	$735
Computer equipment and software	445	446
Real property	43,302	40,869
Operating lease right-of-use assets, gross	44,443	42,050
Less accumulated depreciation	(9,472)	(7,663)
Operating lease right-of-use assets, net	$34,971	$34,387

Current operating lease obligations	$4,648	$4,202
Long-term operating lease obligations	31,499	31,425
Total operating lease liability	$36,147	$35,627
Weighted-average remaining lease term (in years)	7.1	7.3
Weighted-average discount rate	5.52%	5.48%

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Operating lease cost	$2,089	$1,357	$4,312	$2,464
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,481	1,152	2,865	2,325
Right-of-use assets obtained in exchange for new operating lease liabilities	1,991	1,511	3,486	3,420

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Leases (Continued)

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of June 28, 2024 is as follows (in thousands):

.

As of June 28, 2024 12 Months Ended	Operating Leases	Finance Leases
June 2025	$6,776	$127
June 2026	5,579	—
June 2027	5,884	—
June 2028	5,707	—
June 2029	5,773	—
Thereafter	16,535	—
Total future minimum lease payments	$46,254	$127
Less amounts representing interest	(10,107)	(2)
Total lease liability	$36,147	$125

Note 8 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Provision for income taxes	$2,955	$2,428	$4,083	$4,437

The effective tax rates for the three months ended June 28, 2024 and June 30, 2023 were 28.6% and 28.6%, respectively, and were 50.3% and 33.6% for the six months ended June 28, 2024 and June 30, 2023, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 28, 2024 and June 30, 2023, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

Note 9 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Service cost(1)	$313	$254	$638	$503
Interest cost(2)	87	90	171	177
Expected return on plan assets(2)	(136)	(91)	(268)	(178)
Prior service credit(2),(3)	(45)	(45)	(90)	(90)
Actuarial loss recognized in current period(2),(3)	28	(6)	56	(13)
Net periodic pension cost	$247	$202	$507	$399

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

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Employer contribution	$272	$245	$539	$462

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of June 28, 2024, the Company had outstanding grants of stock options, restricted stock awards, RSUs and PSUs.

Stock option awards granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 20, 2024, stockholders approved a proposal to increase the number of shares under the Equity Plan by 2,600,000 shares, for a total of 22,805,000 shares. As of June 28, 2024, there were 3,487,255 shares available for grant under the Equity Plan.

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Employee stock options	$3,518	$3,479	$6,691	$6,456
Restricted stock	170	79	198	146
RSUs	3,084	2,148	5,396	3,749
PSUs	2,119	2,403	2,804	3,509
Nonemployee stock options	151	314	292	628
Total stock-based compensation expense	$9,042	$8,423	$15,381	$14,488

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of sales	$363	$223	$661	$372
General and administrative	4,981	3,695	8,056	7,058
Selling and marketing	1,319	2,492	2,529	3,349
Research and development	2,379	2,013	4,135	3,709
Total stock-based compensation expense, net	9,042	8,423	15,381	14,488
Amounts capitalized as part of inventory	440	528	777	897
Total stock-based compensation expense, gross	$9,482	$8,951	$16,158	$15,385

As of June 28, 2024, total unrecognized compensation cost related to non-vested stock-based compensation arrangements were as follows (in thousands):

June 28, 2024
Stock options	$25,633
Restricted stock, RSUs and PSUs	38,796
Total unrecognized stock-based compensation cost	$64,429

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

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Expected dividend yield	0%	0%	0%	0%
Expected volatility	59%	58%	59%	59%
Risk-free interest rate	4.45%	3.41%	4.19%	3.87%
Expected term (in years)	5.29	4.87	5.29	5.02

Stock Options

A summary of stock option activity under the Equity Plan for six months ended June 28, 2024 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 29, 2023	2,630	$46.38
Granted	597	38.14
Exercised	(205)	27.83
Forfeited or expired	(114)	69.44
Outstanding at June 28, 2024	2,908	$45.08	6.81	$31,731
Exercisable at June 28, 2024	1,760	$44.45	5.29	$24,251

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Equity Plan for the six months ended June 28, 2024 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 29, 2023	14	401	56
Granted	17	443	390
Vested	(10)	(122)	(24)
Forfeited or expired	(5)	(18)	(16)
Unvested at June 28, 2024	16	704	406

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

Note 12 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net income	$7,379	$6,064	$4,040	$8,774
Denominator:
Weighted average common shares:
Common shares outstanding	49,127	48,428	49,018	48,343
Less: Unvested restricted stock	—	(10)	—	(10)
Denominator for basic calculation	49,127	48,418	49,018	48,333
Weighted average effects of potentially diluted common stock:
Stock options	468	986	407	1,050
Unvested restricted stock	7	3	6	3
RSUs	109	46	57	77
PSUs	100	63	41	61
Denominator for diluted calculation	49,811	49,516	49,529	49,524
Net income per share:
Basic	$0.15	$0.13	$0.08	$0.18
Diluted	$0.15	$0.12	$0.08	$0.18

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

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Stock options	3,031	1,874	3,275	1,625
Restricted stock, RSUs and PSUs	180	127	63	24
Total	3,211	2,001	3,338	1,649

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data. The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Non-consignment sales	$94,775	$88,068	$166,539	$155,231
Consignment sales	4,230	4,238	9,822	10,603
Total net sales	$99,005	$92,306	$176,361	$165,834

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

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Domestic	$5,399	$4,346	$10,334	$8,897
Foreign:
China	63,395	61,339	101,944	96,429
Japan	9,885	8,415	20,341	19,351
Other(1)	20,326	18,206	43,742	41,157
Total foreign sales	93,606	87,960	166,027	156,937
Total net sales	$99,005	$92,306	$176,361	$165,834

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

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
ICLs	$99,365	$93,112	$176,516	$163,737
Other product sales:
Cataract IOLs	—	40	—	1,516
Other surgical products(1)	(360)	(846)	(155)	581
Total other product sales	(360)	(806)	(155)	2,097
Total net sales	$99,005	$92,306	$176,361	$165,834

(1) Other surgical products include delivery systems and normal recurring sales adjustments such as sales return allowances.

The Company’s China distributors accounted for 64% and 66% of net sales for the three months ended June 28, 2024 and June 30, 2023, respectively and accounted for 58% and 58% of net sales for the six months ended June 28, 2024 and June 30, 2023, respectively. As of June 28, 2024 and December 29, 2023, the Company’s China distributors accounted for 70% and 70%, respectively, of consolidated trade receivables.

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

Management believes that there have been no significant changes during the six months ended June 28, 2024 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for
	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.8%	23.4%	20.9%	22.6%
Gross profit	79.2%	76.6%	79.1%	77.4%
General and administrative	23.9%	19.6%	26.6%	21.8%
Selling and marketing	29.1%	35.0%	31.5%	35.4%
Research and development	14.2%	12.7%	15.6%	13.3%
Total selling, general and administrative	67.2%	67.3%	73.7%	70.5%
Operating income	12.0%	9.3%	5.4%	6.9%
Total other income (expense), net	(1.6)%	(0.1)%	(0.8)%	1.1%
Income before income taxes	10.4%	9.2%	4.6%	8.0%
Provision for income taxes	3.0%	2.6%	2.3%	2.7%
Net income	7.4%	6.6%	2.3%	5.3%

Net Sales

The following table presents our net sales, by product (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2024	June 30, 2023	2024 vs. 2023	June 28, 2024	June 30, 2023	2024 vs. 2023
ICLs	$99,365	$93,112	6.7%	$176,516	$163,737	7.8%
Other product sales:
Cataract IOLs	—	40	(100.0)%	—	1,516	(100.0)%
Other surgical products	(360)	(846)	(57.5)%	(155)	581	— *
Total other product sales	(360)	(806)	(55.3)%	(155)	2,097	— *
Net sales	$99,005	$92,306	7.3%	$176,361	$165,834	6.3%

* Denotes change is greater than +100%.

Net sales for the three months ended June 28, 2024 increased 7% from the same period of 2023. The increase in net sales was primarily due to increased ICL sales of $6.3 million. Changes in foreign currency unfavorably impacted net sales by $1.4 million.

Net sales for the six months ended June 28, 2024 increased 6% from the same period of 2023. The increase in net sales was primarily due to increased ICL sales of $12.8 million, slightly offset by decreased other product sales of $2.3 million. Changes in foreign currency unfavorably impacted net sales by $2.3 million.

Total ICL sales for the three months ended June 28, 2024 increased 7% from the same period of 2023, with unit increase of 3%. The APAC region sales increased by 6%, with unit increase of 2%, due to sales growth in China, Japan, Korea and other APAC distributors. The EMEA region sales increased 10% with unit growth up 17%, due primarily to sales increases in our distributor markets. The Americas region sales increased 14%, with unit growth up 14%, primarily due to sales growth in the U.S. Changes in foreign currency unfavorably impacted ICL sales by $1.3 million for the three months ended June 28, 2024.

Total ICL sales for the six months ended June 28, 2024 increased 8% from the same period of 2023, with unit increase of 3%. The APAC region sales increased by 7%, with unit increase of 1%, due to sales growth in China, Japan, Korea and other APAC distributors. The EMEA region sales increased 10% with unit growth up 20%, due primarily to sales increases in our distributor markets. The Americas region sales increased 13%, with unit growth up 13%, primarily due to sales growth in the U.S. Changes in foreign currency unfavorably impacted ICL sales by $2.2 million for the six months ended June 28, 2024.

Other product sales, includes cataract intraocular lenses (“IOLs”), delivery systems and normal recurring sales adjustments such as sales return allowances. As a result of third-party materials and supply chain challenges that affected our cataract IOLs and associated delivery devices, we have phased out sales of our cataract IOLs as we focus on growing our ICL business. During 2023, we stopped manufacturing cataract IOLs, and we do not plan to sell cataract IOLs in 2024. Other product sales for the three months ended June 28, 2024 decreased 55% from the same period of 2023, due primarily to changes in sales return allowances. Other product sales for the six months ended June 28, 2024 decreased 107% from 2023 due primarily to a reduction in cataract IOL sales and decreased sales of cataract IOL injector parts.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2024	June 30, 2023	2024 vs. 2023	June 28, 2024	June 30, 2023	2024 vs. 2023
Gross profit	$78,412	$70,726	10.9%	$139,447	$128,288	8.7%
Gross margin	79.2%	76.6%		79.1%	77.4%

Gross profit for the three and six months ended June 28, 2024 increased 10.9% and 8.7%, respectively, from the same period of 2023. Gross profit margin increased to 79.2% of revenue for the three months ended June 28, 2024 compared to 76.6% of revenue for the three months ended June 30, 2023, due primarily to changes in reserves related to cataract IOLs recognized in the three months ended June 30, 2023. Gross profit margin increased to 79.1% of revenue for the six months ended June 28, 2024 compared to 77.4% of revenue for the six months ended June 30, 2023, due primarily changes in reserves related to cataract IOLs recognized in the six months ended June 30, 2023.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2024	June 30, 2023	2024 vs. 2023	June 28, 2024	June 30, 2023	2024 vs. 2023
General and administrative expense	$23,641	$18,097	30.6%	$46,869	$36,195	29.5%
Percentage of sales	23.9%	19.6%		26.6%	21.8%

General and administrative expenses for the three months ended June 28, 2024 increased 30.6% from the same period of 2023 due to increased bonus and stock-based compensation expenses, salary-related and payroll tax expenses, facility costs and outside services. General and administrative expenses for the six months ended June 30, 2023 increased 29.5% from the same period of 2023 due to increased outside services, bonus and stock-based compensation expenses, salary-related and payroll tax expenses and facility costs.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2024	June 30, 2023	2024 vs. 2023	June 28, 2024	June 30, 2023	2024 vs. 2023
Selling and marketing expense	$28,819	$32,277	(10.7)%	$55,527	$58,631	(5.3)%
Percentage of sales	29.1%	35.0%		31.5%	35.4%

Selling and marketing expenses for the three months ended June 28, 2024 decreased 10.7% from the same period of 2023 due to decreased advertising and promotional activities and bonus and stock-based compensation expenses, partially offset by increased salary-related and payroll tax expenses. Selling and marketing expenses for the six months ended June 28, 2024 decreased 5.3% from the same period of 2023 due to decreased advertising and promotional activities and bonus and stock-based compensation expenses, partially offset by increased salary-related and payroll tax expenses, trade shows and sales meetings expenses and travel and entertainment related expenses.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2024	June 30, 2023	2024 vs. 2023	June 28, 2024	June 30, 2023	2024 vs. 2023
Research and development expense	$14,054	$11,755	19.6%	$27,434	$22,065	24.3%
Percentage of sales	14.2%	12.7%		15.6%	13.3%

Research and development expenses for the three and six months ended June 28, 2024 increased 19.6% and 24.3% from the three and six months ended June 30, 2023, respectively, due mainly to increased salary-related and payroll tax expenses and bonus and stock-based compensation expenses, partially offset by decreased clinical expenses associated with U.S. post-approval clinical activities.

Other Expense, Net

The following table presents our other expenses, net (dollars in thousands):

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	June 28, 2024	June 30, 2023	2024 vs. 2023		June 28, 2024	June 30, 2023	2024 vs. 2023
Other income (expense), net	$(1,564)	$(105)	—	*	$(1,494)	$1,814	—	*
Percentage of sales	(1.6)%	(0.1)%			(0.8)%	1.1%

* Denotes change is greater than +100%.

Other expense, net increased for the three and six months ended June 28, 2024 and June 30, 2023, primarily due to higher foreign exchange losses.

Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 28, 2024	June 30, 2023	2024 vs. 2023	June 28, 2024	June 30, 2023	2024 vs. 2023
Income tax provision	$2,955	$2,428	21.7%	$4,083	$4,437	(8.0)%

The effective tax rates for the three months ended June 28, 2024 and June 30, 2023 were 28.6% and 28.6%, respectively. The effective tax rates for the six months ended June 28, 2024 and June 30, 2023 were 50.3% and 33.6%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. Our financial condition at June 28, 2024 and December 29, 2023 included the following (in thousands):

	June 28, 2024	December 29, 2023	2024 vs. 2023
Cash and cash equivalents	$192,776	$183,038	$9,738
Investments available for sale	42,689	49,391	(6,702)
Total	$235,465	$232,429	$3,036

Current assets	$383,817	$365,269	$18,548
Current liabilities	66,170	65,036	1,134
Working capital	$317,647	$300,233	$17,414

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

A summary of cash flows for the six months ended June 28, 2024 and June 30, 2023 was as follows (in thousands):

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash flows from:
Operating activities	$11,267	$(11,400)
Investing activities	(4,481)	20,105
Financing activities	4,219	(59)
Effect of exchange rate changes	(1,267)	(431)
Net increase in cash and cash equivalents	9,738	8,215
Cash and cash equivalents, at beginning of year	183,038	86,480
Cash and cash equivalents, at end of period	$192,776	$94,695

For the six months ended June 28, 2024 net cash provided by operating activities consisted of $19.9 million in non-cash items and net income of $4.0 million, partially offset by $12.7 million in working-capital changes. For the six months ended June 30, 2023 net cash used in operating activities consisted of $39.4 million in working-capital changes, partially offset by $19.2 million in non-cash items and net income of $8.8 million.

For the six months ended June 28, 2024, net cash used in investment activities was $4.5 million which consisted of $20.2 million in purchases of investments AFS and $11.4 million in purchases of property, plant and equipment, partially offset by $27.2 million of proceeds from the sale or maturity of investments AFS. For the six months ended June 30, 2023, net cash provided by investment activity was $20.1 million which consisted of $68.6 million of proceeds from the sale or maturity of investments AFS, partially offset by $42.6 million in purchases of investments AFS and $5.9 million in purchases of property, plant and equipment.

Net cash provided by financing activities for the six months ended June 28, 2024 was $4.2 million which consisted of $5.7 million of proceeds from the exercise of stock options, partially offset by $1.4 million to repurchase of employee common stock for taxes withheld. For the six months ended June 30, 2023, net cash used in financing activities was $0.1 million which consisted of $2.0 million of proceeds from the exercise of stock options, offset by $2.0 million to repurchase of employee common stock for taxes withheld.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 28, 2024, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 29, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended June 28, 2024, no director or officer adopted or terminated:

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

10.1	#

STAAR Surgical Company Amended and Restated Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 21, 2024).

10.2	#

Amendment No. 1 to the STAAR Surgical Company Amended and Restated Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 21, 2024).

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

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended June 28, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

#	Indicates management contract or compensatory plan.

*	Filed herewith.

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

STAAR SURGICAL COMPANY

Dated:	August 7, 2024	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)