Form 10-Q
period 2024-09-27
STAAR SURGICAL CO
filed 2024-10-30
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2024

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

The registrant has 49,275,875 shares of common stock, par value $0.01 per share, issued and outstanding as of October 25, 2024.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	September 27, 2024	December 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$164,003	$183,038
Investments available for sale	71,955	37,688
Accounts receivable trade, net of allowance for credit losses of $178 and $191, respectively	104,510	94,704
Inventories, net	40,361	35,130
Prepayments, deposits and other current assets	16,277	14,709
Total current assets	397,106	365,269
Investments available for sale	—	11,703
Property, plant and equipment, net	81,580	66,835
Finance lease right-of-use assets, net	73	183
Operating lease right-of-use assets, net	37,897	34,387
Goodwill	1,786	1,786
Deferred income taxes	5,324	5,190
Other assets	13,824	3,339
Total assets	$537,590	$488,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,694	$13,557
Obligations under finance leases	84	165
Obligations under operating leases	4,531	4,202
Allowance for sales returns	8,124	6,174
Other current liabilities	38,908	40,938
Total current liabilities	66,341	65,036
Obligations under finance leases	—	42
Obligations under operating leases	35,385	31,425
Deferred income taxes	1,056	1,077
Asset retirement obligations	127	103
Pension liability	6,559	5,055
Total liabilities	109,468	102,738
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 49,271 and 48,839 shares issued and outstanding at September 27, 2024 and December 29, 2023, respectively	493	488
Additional paid-in capital	466,579	436,947
Accumulated other comprehensive income (loss)	(5,602)	(4,113)
Accumulated deficit	(33,348)	(47,368)
Total stockholders’ equity	428,122	385,954
Total liabilities and stockholders’ equity	$537,590	$488,692

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	$88,590	$80,308	$264,951	$246,142
Cost of sales	20,103	16,670	57,017	54,216
Gross profit	68,487	63,638	207,934	191,926
Selling, general and administrative expenses:
General and administrative	21,685	19,266	68,554	55,461
Selling and marketing	26,623	26,607	82,150	85,238
Research and development	14,497	11,470	41,931	33,535
Total selling, general and administrative expenses	62,805	57,343	192,635	174,234
Operating income	5,682	6,295	15,299	17,692
Other income (expense), net:
Interest income, net	1,407	1,690	4,358	5,287
Gain (loss) on foreign currency transactions	5,931	(1,384)	585	(3,240)
Royalty income	—	74	508	74
Other income, net	139	71	532	144
Total other income, net	7,477	451	5,983	2,265
Income before income taxes	13,159	6,746	21,282	19,957
Provision for income taxes	3,179	1,929	7,262	6,366
Net income	$9,980	$4,817	$14,020	$13,591
Net income per share:
Basic	$0.20	$0.10	$0.29	$0.28
Diluted	$0.20	$0.10	$0.28	$0.27
Weighted average shares outstanding:
Basic	49,199	48,613	49,078	48,426
Diluted	49,731	49,370	49,614	49,494

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income	$9,980	$4,817	$14,020	$13,591
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(1,708)	(115)	(1,573)	(1,839)
Reclassification into other income (expense), net	(17)	(51)	(51)	(154)
Investments available for sale:
Change in unrealized gain (loss)	134	149	101	123
Reclassification into other income (expense), net	—	—	2	(2)
Foreign currency translation gain (loss)	1,856	(494)	(182)	(1,965)
Tax effect	(404)	146	214	795
Other comprehensive loss, net of tax	(139)	(365)	(1,489)	(3,042)
Comprehensive income	$9,841	$4,452	$12,531	$10,549

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at June 28, 2024	49,161	$492	$457,402	$(5,463)	$(43,328)	$409,103
Net income	—	—	—	—	9,980	9,980
Other comprehensive loss	—	—	—	(139)	—	(139)
Common stock issued upon exercise of options	105	1	1,656	—	—	1,657
Stock-based compensation	—	—	7,521	—	—	7,521
Vested restricted and performance stock units	5	—	—	—	—	—
Balance, at September 27, 2024	49,271	$493	$466,579	$(5,602)	$(33,348)	$428,122

Balance at June 30, 2023	48,499	$485	$419,594	$(2,521)	$(59,941)	$357,617
Net income	—	—	—	—	4,817	4,817
Other comprehensive loss	—	—	—	(365)	—	(365)
Common stock issued upon exercise of options	305	3	7,255	—	—	7,258
Stock-based compensation	—	—	9,380	—	—	9,380
Repurchase of employee common stock for taxes withheld	(1)	—	(112)	—	—	(112)
Vested restricted and performance stock units	14	—	—	—	—	—
Balance at September 29, 2023	48,817	$488	$436,117	$(2,886)	$(55,124)	$378,595

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 29, 2023	48,839	$488	$436,947	$(4,113)	$(47,368)	$385,954
Net income	—	—	—	—	14,020	14,020
Other comprehensive loss	—	—	—	(1,489)	—	(1,489)
Common stock issued upon exercise of options	310	3	7,349	—	—	7,352
Stock-based compensation	—	—	23,679	—	—	23,679
Repurchase of employee common stock for taxes withheld	(40)	—	(1,396)	—	—	(1,396)
Unvested restricted stock	16	—	—	—	—	—
Forfeited restricted stock	(5)	—	—	—	—	—
Vested restricted and performance stock units	151	2	—	—	—	2
Balance, at September 27, 2024	49,271	$493	$466,579	$(5,602)	$(33,348)	$428,122

Balance, at December 30, 2022	48,212	$482	$404,189	$156	$(68,715)	$336,112
Net income	—	—	—	—	13,591	13,591
Other comprehensive loss	—	—	—	(3,042)	—	(3,042)
Common stock issued upon exercise of options	500	5	9,259	—	—	9,264
Stock-based compensation	—	—	24,765	—	—	24,765
Repurchase of employee common stock for taxes withheld	(35)	—	(2,096)	—	—	(2,096)
Unvested restricted stock	10	—	—	—	—	—
Vested restricted and performance stock units	130	1	—	—	—	1
Balance at September 29, 2023	48,817	$488	$436,117	$(2,886)	$(55,124)	$378,595

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net income	$14,020	$13,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	4,516	3,743
Amortization of intangibles	—	169
Accretion/Amortization of investments available for sale	(410)	(2,172)
Deferred income taxes	47	65
Change in net pension liability	(162)	(766)
Loss on disposal of property and equipment	1,668	41
Stock-based compensation expense	22,541	23,334
Change in asset retirement obligation	24	(104)
Provision for sales returns and bad debts	1,947	1,925
Inventory provision	1,873	4,090
Changes in working capital:
Accounts receivable	(9,703)	(50,436)
Inventories	(5,962)	(9,975)
Prepayments, deposits, and other assets	(12,237)	(3,584)
Accounts payable	(2,031)	(3,266)
Other current liabilities	(1,048)	5,970
Net cash provided by (used in) operating activities	15,083	(17,375)
Cash flows from investing activities:
Acquisition of property and equipment	(17,669)	(15,100)
Purchase of investments available for sale	(61,194)	(52,314)
Proceeds from sale or maturity of investments available for sale	39,141	119,359
Net cash provided by (used in) investing activities	(39,722)	51,945
Cash flows from financing activities:
Repayment of finance lease obligations	(124)	(121)
Repurchase of employee common stock for taxes withheld	(1,396)	(2,096)
Proceeds from the exercise of stock options	7,352	9,264
Proceeds from vested restricted and performance stock units	2	1
Net cash provided by financing activities	5,834	7,048
Effect of exchange rate changes on cash and cash equivalents	(230)	(666)
Increase (decrease) in cash and cash equivalents	(19,035)	40,952
Cash and cash equivalents, at beginning of the year	183,038	86,480
Cash and cash equivalents, at end of the period	$164,003	$127,432

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

The Condensed Consolidated Financial Statements for the three and nine months ended September 27, 2024 and September 29, 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 27, 2024 and September 29, 2023, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Cloud-Based Software

As of September 27, 2024 and December 29, 2023, the Company recognized $12,179,000 and $2,406,000, respectively, of net capitalized cloud-based software implementation costs related to several systems, including enterprise resource planning and customer relationship management systems, recorded within Other assets on the Condensed Consolidated Balance Sheets. As of September 27, 2024, these assets are not currently placed into service. These assets are expected to be placed into service throughout 2025. No amortization of capitalized cloud-based software implementation costs were recognized during the three and nine months ended September 27, 2024 and September 29, 2023.

Recent Accounting Pronouncements Adopted and Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280).” ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments (a) disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), (b) disclose an amount for other segment items by reportable segment and description of its composition, (c) extend certain annual disclosures to interim periods, (d) clarify single reportable segment entities must apply Topic 280 in its entirety, (e) permit more than one measure of segment profit or loss to be reported under certain conditions and (f) require disclosure of the title and position of the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the annual disclosure requirements of ASU 2023-07 as of beginning of fiscal year 2024 and will adopt the interim disclosure requirements beginning fiscal year 2025. The Company is currently evaluating the disclosure requirements and its effect on the Condensed Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Adopted and Not Yet Adopted (Continued)

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

Note 2 — Investments Available for Sale

Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	September 27, 2024
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$10,582	$10	$(1)	$10,591	$—	$10,591
Certificates of deposit	253	1	—	254	—	254
U.S. Treasury securities	10,089	4	(6)	10,087	10,087	—
U.S. agency securities	405	—	—	405	—	405
Corporate debt securities	50,566	57	(5)	50,618	—	50,618
Total investments AFS	$71,895	$72	$(12)	$71,955	$10,087	$61,868

	December 29, 2023
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$7,720	$9	$—	$7,729	$—	$7,729
Certificates of deposit	3,716	4	—	3,720	—	3,720
U.S. Treasury securities	23,036	3	(56)	22,983	22,983	—
U.S. agency securities	3,423	—	(4)	3,419	—	3,419
Corporate debt securities	11,538	12	(10)	11,540	—	11,540
Total investments AFS	$49,433	$28	$(70)	$49,391	$22,983	$26,408

The Company determines the fair value of investments AFS with the assistance of third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers and other industry and economic events.

The Company assessed each debt security in a gross unrealized loss position to determine whether the decline in fair value below amortized cost was a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the debt security, the Company’s intent to sell and whether it is more-likely-than-not that the Company will not be required to sell the debt security before the recovery of the amortized cost basis. The Company records changes to the allowance for expected credit losses in other income (expense), net. There has been no allowance for expected credit losses recorded for the three and nine months ended September 27, 2024 and the three and nine months ended September 29, 2023.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of September 27, 2024
	Within one year	After one year through five years	Total
Commercial paper	$10,591	$—	$10,591
Certificates of deposit	254	—	254
U.S. Treasury securities	10,087	—	10,087
U.S. agency securities	405	—	405
Corporate debt securities	50,618	—	50,618
Total investments AFS	$71,955	$—	$71,955

During the nine months ended September 27, 2024, two of the Company’s investments AFS of $850,000, were subject to early redemption. The Company recognized a gain upon redemption of $2,000 during the nine months ended September 27, 2024. During the nine months ended September 29, 2023, one of the Company’s investments AFS was the subject of a downgraded credit rating. The Company sold its investments of $600,000 following the downgrade. The Company recognized a realized gain upon sale of $2,000 during the nine months ended September 29, 2023.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	September 27, 2024	December 29, 2023
Raw materials and purchased parts	$9,523	$9,766
Work in process	8,261	5,722
Finished goods	23,901	23,150
Total inventories, gross	41,685	38,638
Less inventory reserves	(1,324)	(3,508)
Total inventories, net	$40,361	$35,130

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	September 27, 2024	December 29, 2023
Prepayments and deposits	$7,510	$5,924
Prepaid rent	2,888	292
Prepaid insurance	484	2,314
Prepaid marketing costs	736	2,141
Consumption tax receivable	5	820
Value added tax (VAT) receivable	3,476	2,456
Other(1)	1,178	762
Total prepayments, deposits and other current assets	$16,277	$14,709

(1)
No individual category in “Other” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	September 27, 2024	December 29, 2023
Machinery and equipment	$39,863	$30,874
Computer equipment and software	12,868	8,495
Furniture and fixtures	6,837	4,122
Leasehold improvements	16,220	10,780
Construction in process	37,843	40,364
Total property, plant and equipment, gross	113,631	94,635
Less accumulated depreciation	(32,051)	(27,800)
Total property, plant and equipment, net	$81,580	$66,835

Construction in process primarily consists of the build out and validation of machinery and equipment.

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 27, 2024	December 29, 2023
Accrued salaries and wages	$14,065	$12,519
Accrued bonuses	4,050	3,456
Accrued insurance	—	2,315
Income taxes payable	7,349	10,848
Marketing obligations	3,048	1,874
Other(1)	10,396	9,926
Total other current liabilities	$38,908	$40,938

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

	September 27, 2024	December 29, 2023
Computer equipment and software	$6	$6
Furniture and fixtures	475	475
Finance lease right-of-use assets, gross	481	481
Less accumulated depreciation	(408)	(298)
Finance lease right-of-use assets, net	$73	$183

Current finance lease obligations	$84	$165
Long-term finance lease obligations	—	42
Total finance lease liability	$84	$207
Weighted-average remaining lease term (in years)	0.5	1.3
Weighted-average discount rate	4.25%	4.24%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Leases (Continued)

Finance Leases (Continued)

Supplemental cash flow information related to finance leases consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Amortization of finance lease right-of-use asset	$36	$37	$110	$114
Interest on finance lease liabilities	1	3	5	10
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	1	3	5	10
Financing cash flows	42	39	124	121

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

	September 27, 2024	December 29, 2023
Machinery and equipment	$780	$735
Computer equipment and software	446	446
Real property	47,696	40,869
Operating lease right-of-use assets, gross	48,922	42,050
Less accumulated depreciation	(11,025)	(7,663)
Operating lease right-of-use assets, net	$37,897	$34,387

Current operating lease obligations	$4,531	$4,202
Long-term operating lease obligations	35,385	31,425
Total operating lease liability	$39,916	$35,627
Weighted-average remaining lease term (in years)	7.1	7.3
Weighted-average discount rate	5.77%	5.48%

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Operating lease cost	$2,128	$1,419	$6,440	$3,883
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,578	1,259	4,443	3,584
Right-of-use assets obtained in exchange for new operating lease liabilities	4,254	4,580	7,740	8,000

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Leases (Continued)

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of September 27, 2024 is as follows (in thousands):

.

As of September 27, 2024 12 Months Ended	Operating Leases	Finance Leases
September 2025	$6,848	$85
September 2026	4,284	—
September 2027	7,096	—
September 2028	6,951	—
September 2029	7,067	—
Thereafter	20,658	—
Total future minimum lease payments	$52,904	$85
Less amounts representing interest	(12,988)	(1)
Total lease liability	$39,916	$84

Note 8 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Provision for income taxes	$3,179	$1,929	$7,262	$6,366

The effective tax rates for the three months ended September 27, 2024 and September 29, 2023 were 24.2% and 28.6%, respectively, and were 34.1% and 31.9% for the nine months ended September 27, 2024 and September 29, 2023, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 27, 2024 and September 29, 2023, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

Note 9 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Service cost(1)	$327	$256	$965	$759
Interest cost(2)	88	91	259	268
Expected return on plan assets(2)	(140)	(92)	(408)	(270)
Prior service credit(2),(3)	(45)	(45)	(135)	(135)
Actuarial loss recognized in current period(2),(3)	28	(6)	84	(19)
Net periodic pension cost	$258	$204	$765	$603

(1)
Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Income.
(2)
Recognized in other income, net on the Condensed Consolidated Statements of Income.
(3)
Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Employer contribution	$285	$269	$824	$731

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of September 27, 2024, the Company had outstanding grants of stock options, restricted stock awards, RSUs and PSUs.

Stock option awards granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 20, 2024, stockholders approved a proposal to increase the number of shares under the Equity Plan by 2,600,000 shares, for a total of 22,805,000 shares. As of September 27, 2024, there were 3,464,552 shares available for grant under the Equity Plan.

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Employee stock options	$3,592	$3,517	$10,283	$9,973
Restricted stock	156	201	354	347
RSUs	3,160	2,214	8,556	5,963
PSUs	115	2,449	2,919	5,958
Nonemployee stock options	137	465	429	1,093
Total stock-based compensation expense	$7,160	$8,846	$22,541	$23,334

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cost of sales	$303	$223	$964	$595
General and administrative	3,621	4,049	11,677	11,107
Selling and marketing	1,213	2,561	3,742	5,910
Research and development	2,023	2,013	6,158	5,722
Total stock-based compensation expense, net	7,160	8,846	22,541	23,334
Amounts capitalized as part of inventory	361	534	1,138	1,431
Total stock-based compensation expense, gross	$7,521	$9,380	$23,679	$24,765

As of September 27, 2024, total unrecognized compensation cost related to non-vested stock-based compensation arrangements were as follows (in thousands):

September 27, 2024
Stock options	$22,076
Restricted stock, RSUs and PSUs	28,545
Total unrecognized stock-based compensation cost	$50,621

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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Expected dividend yield	0%	0%	0%	0%
Expected volatility	59%	60%	59%	60%
Risk-free interest rate	3.70%	4.18%	4.17%	3.91%
Expected term (in years)	5.29	5.05	5.29	5.05

Stock Options

A summary of stock option activity under the Equity Plan for the nine months ended September 27, 2024 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 29, 2023	2,630	$46.38
Granted	622	38.03
Exercised	(310)	23.76
Forfeited or expired	(144)	70.90
Outstanding at September 27, 2024	2,798	$45.76	6.81	$12,305
Exercisable at September 27, 2024	1,709	$46.54	5.43	$11,458

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Equity Plan for the nine months ended September 27, 2024 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 29, 2023	14	401	56
Granted	17	457	390
Vested	(10)	(127)	(24)
Forfeited or expired	(5)	(18)	(16)
Unvested at September 27, 2024	16	713	406

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

Note 12 — Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net income	$9,980	$4,817	$14,020	$13,591
Denominator:
Weighted average common shares:
Common shares outstanding	49,199	48,625	49,078	48,438
Less: Unvested restricted stock	—	(12)	—	(12)
Denominator for basic calculation	49,199	48,613	49,078	48,426
Weighted average effects of potentially diluted common stock:
Stock options	339	679	384	933
Unvested restricted stock	1	—	4	3
RSUs	83	17	84	67
PSUs	109	61	64	65
Denominator for diluted calculation	49,731	49,370	49,614	49,494
Net income per share:
Basic	$0.20	$0.10	$0.29	$0.28
Diluted	$0.20	$0.10	$0.28	$0.27

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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Stock options	3,484	2,453	3,350	1,853
Restricted stock, RSUs and PSUs	204	341	64	26
Total	3,688	2,794	3,414	1,879

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data. The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Non-consignment sales	$83,703	$75,296	$250,242	$230,527
Consignment sales	4,887	5,012	14,709	15,615
Total net sales	$88,590	$80,308	$264,951	$246,142

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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Domestic	$4,681	$4,164	$15,015	$13,061
Foreign:
China	51,830	48,287	153,774	144,716
Japan	10,534	9,175	30,875	28,526
Other(1)	21,545	18,682	65,287	59,839
Total foreign sales	83,909	76,144	249,936	233,081
Total net sales	$88,590	$80,308	$264,951	$246,142

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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
ICLs	$89,101	$81,069	$265,617	$244,806
Other product sales:
Cataract IOLs	—	(221)	—	1,295
Other surgical products(1)	(511)	(540)	(666)	41
Total other product sales	(511)	(761)	(666)	1,336
Total net sales	$88,590	$80,308	$264,951	$246,142

(1) Other surgical products include delivery systems and normal recurring sales adjustments such as sales return allowances.

The Company’s China distributors accounted for 59% and 60% of net sales for the three months ended September 27, 2024 and September 29, 2023, respectively and accounted for 58% and 59% of net sales for the nine months ended September 27, 2024 and September 29, 2023, respectively. As of September 27, 2024 and December 29, 2023, the Company’s China distributors accounted for 69% and 70%, respectively, of consolidated trade receivables.

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

Management believes that there have been no significant changes during the nine months ended September 27, 2024 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for
	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.7%	20.8%	21.5%	22.0%
Gross profit	77.3%	79.2%	78.5%	78.0%
General and administrative	24.4%	24.0%	25.9%	22.6%
Selling and marketing	30.1%	33.1%	31.0%	34.6%
Research and development	16.4%	14.3%	15.8%	13.6%
Total selling, general and administrative	70.9%	71.4%	72.7%	70.8%
Operating income	6.4%	7.8%	5.8%	7.2%
Total other income, net	8.5%	0.6%	2.2%	0.9%
Income before income taxes	14.9%	8.4%	8.0%	8.1%
Provision for income taxes	3.6%	2.4%	2.7%	2.6%
Net income	11.3%	6.0%	5.3%	5.5%

Net Sales

The following table presents our net sales, by product (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2024	September 29, 2023	2024 vs. 2023	September 27, 2024	September 29, 2023	2024 vs. 2023
ICLs	$89,101	$81,069	9.9%	$265,617	$244,806	8.5%
Other product sales:
Cataract IOLs	—	(221)	(100.0)%	—	1,295	(100.0)%
Other surgical products	(511)	(540)	(5.4)%	(666)	41	— *
Total other product sales	(511)	(761)	(32.9)%	(666)	1,336	— *
Net sales	$88,590	$80,308	10.3%	$264,951	$246,142	7.6%

* Denotes change is greater than +100%.

Net sales for the three months ended September 27, 2024 increased 10% from the same period of 2023. The increase in net sales was primarily due to increased ICL sales of $8.0 million. Changes in foreign currency unfavorably impacted net sales by $0.3 million.

Net sales for the nine months ended September 27, 2024 increased 8% from the same period of 2023. The increase in net sales was primarily due to increased ICL sales of $20.8 million, slightly offset by decreased other product sales of $2.0 million. Changes in foreign currency unfavorably impacted net sales by $2.6 million.

Total ICL sales for the three months ended September 27, 2024 increased 10% from the same period of 2023, with unit increase of 6%. The APAC region sales increased by 9%, with unit increase of 4%, due to sales growth in China, Japan, India and Korea. The EMEA region sales increased 12% with unit growth up 12%, due primarily to sales increases in our distributor markets. The Americas region sales increased 14%, with unit growth up 16%, primarily due to sales growth in the U.S. Changes in foreign currency unfavorably impacted ICL sales by $0.3 million for the three months ended September 27, 2024.

Total ICL sales for the nine months ended September 27, 2024 increased 9% from the same period of 2023, with unit increase of 4%. The APAC region sales increased by 8%, with unit increase of 2%, due to sales growth in China, Japan, Korea, other APAC distributors and India. The EMEA region sales increased 11% with unit growth up 17%, due primarily to sales increases in our distributor markets. The Americas region sales increased 13%, with unit growth up 14%, primarily due to sales growth in the U.S. Changes in foreign currency unfavorably impacted ICL sales by $2.5 million for the nine months ended September 27, 2024.

Other product sales, includes cataract intraocular lenses (“IOLs”), delivery systems and normal recurring sales adjustments such as sales return allowances. As a result of third-party materials and supply chain challenges that affected our cataract IOLs and associated delivery devices, we have phased out sales of our cataract IOLs as we focus on growing our ICL business. During 2023, we stopped manufacturing cataract IOLs, and we do not plan to sell cataract IOLs in 2024. Other product sales for the three months ended September 27, 2024 decreased 33% from the same period of 2023, due primarily to decreases in cataract IOL sales. Other product sales for the nine months ended September 27, 2024 decreased 150% from 2023 due primarily to a reduction in cataract IOL sales and decreased sales of cataract IOL injector parts.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2024	September 29, 2023	2024 vs. 2023	September 27, 2024	September 29, 2023	2024 vs. 2023
Gross profit	$68,487	$63,638	7.6%	$207,934	$191,926	8.3%
Gross margin	77.3%	79.2%		78.5%	78.0%

Gross profit for the three and nine months ended September 27, 2024 increased 7.6% and 8.3%, respectively, from the same period of 2023. Gross profit margin decreased to 77.3% of sales for the three months ended September 27, 2024 compared to 79.2% of sales for the three months ended September 29, 2023, due primarily to higher cost per unit as we reduced overall production volume which resulted in less absorption of fixed overhead. Gross profit margin increased to 78.5% of sales for the nine months ended September 27, 2024 compared to 78.0% of sales for the nine months ended September 29, 2023, due changes in reserves related to cataract IOLs recognized in the nine months ended September 29, 2023, and product and geographical sales mix; partially offset by increased period costs associated with manufacturing projects.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2024	September 29, 2023	2024 vs. 2023	September 27, 2024	September 29, 2023	2024 vs. 2023
General and administrative expense	$21,685	$19,266	12.6%	$68,554	$55,461	23.6%
Percentage of sales	24.4%	24.0%		25.9%	22.6%

General and administrative expenses for the three months ended September 27, 2024 increased 12.6% from the same period of 2023 due to increased facility costs and salary-related and payroll tax expenses, partially offset by a decrease in bonus and stock-based compensation expenses. General and administrative expenses for the nine months ended September 29, 2023 increased 23.6% from the same period of 2023 due to increased outside services, facility costs, salary-related and payroll tax expenses and bonus and stock-based compensation expenses.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2024	September 29, 2023	2024 vs. 2023	September 27, 2024	September 29, 2023	2024 vs. 2023
Selling and marketing expense	$26,623	$26,607	0.1%	$82,150	$85,238	(3.6)%
Percentage of sales	30.1%	33.1%		31.0%	34.6%

Selling and marketing expenses for the three months ended September 27, 2024 was comparable to 2023 due to increased salary-related and payroll tax expenses, as well as costs and charges associated with the opening of our new experience center, offset by decreased advertising and promotional activities and bonus and stock-based compensation expenses. Selling and marketing expenses for the nine months ended September 27, 2024 decreased 3.6% from the same period of 2023 due to decreased advertising and promotional activities and bonus and stock-based compensation expenses, partially offset by increased salary-related and payroll tax expenses, trade shows and sales meetings expenses, travel and entertainment related expenses and costs and charges associated with the opening of our new experience center.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2024	September 29, 2023	2024 vs. 2023	September 27, 2024	September 29, 2023	2024 vs. 2023
Research and development expense	$14,497	$11,470	26.4%	$41,931	$33,535	25.0%
Percentage of sales	16.4%	14.3%		15.8%	13.6%

Research and development expenses for the three months ended September 27, 2024 increased 26.4% due mainly to purchases of in-process research and development related to external AI tools for measurement and lens size selection and increases in salary-related and payroll tax expenses, partially offset by decreased clinical expenses associated with U.S. post-approval clinical activities. Research and development expenses for the nine months ended September 27, 2024 increased 25.0% due mainly to increased salary-related and payroll tax expenses, purchases of in-process research and development related to external AI tools for measurement and lens size selection and increased bonus and stock-based compensation expenses, partially offset by decreased clinical expenses associated with U.S. post-approval clinical activities.

Other Income Net

The following table presents our other income, net (dollars in thousands):

	Three Months Ended		Percentage Change		Nine Months Ended		Percentage Change
	September 27, 2024	September 29, 2023	2024 vs. 2023		September 27, 2024	September 29, 2023	2024 vs. 2023
Other income, net	$7,477	$451	—	*	$5,983	$2,265	—	*
Percentage of sales	8.5%	0.6%			2.2%	0.9%

* Denotes change is greater than +100%.

Other income, net increased for the three and nine months ended September 27, 2024 and September 29, 2023, primarily due to higher foreign exchange gains.

Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 27, 2024	September 29, 2023	2024 vs. 2023	September 27, 2024	September 29, 2023	2024 vs. 2023
Income tax provision	$3,179	$1,929	64.8%	$7,262	$6,366	14.1%

The effective tax rates for the three months ended September 27, 2024 and September 29, 2023 were 24.2% and 28.6%, respectively. The effective tax rates for the nine months ended September 27, 2024 and September 29, 2023 were 34.1% and 31.9%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. Our financial condition at September 27, 2024 and December 29, 2023 included the following (in thousands):

	September 27, 2024	December 29, 2023	2024 vs. 2023
Cash and cash equivalents	$164,003	$183,038	$(19,035)
Investments available for sale	71,955	49,391	22,564
Total	$235,958	$232,429	$3,529

Current assets	$397,106	$365,269	$31,837
Current liabilities	66,341	65,036	1,305
Working capital	$330,765	$300,233	$30,532

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

A summary of cash flows for the nine months ended September 27, 2024 and September 29, 2023 was as follows (in thousands):

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from:
Operating activities	$15,083	$(17,375)
Investing activities	(39,722)	51,945
Financing activities	5,834	7,048
Effect of exchange rate changes	(230)	(666)
Net increase (decrease) in cash and cash equivalents	(19,035)	40,952
Cash and cash equivalents, at beginning of year	183,038	86,480
Cash and cash equivalents, at end of period	$164,003	$127,432

For the nine months ended September 27, 2024 net cash provided by operating activities consisted of $32.0 million in non-cash items primarily related to stock-based compensation expenses and net income of $14.0 million; partially offset by $31.0 million in working-capital changes primarily related to the capitalization of cloud-based software and changes in accounts receivable. For the nine months ended September 29, 2023 net cash used in operating activities consisted of $61.3 million in working-capital changes primarily related to changes in accounts receivable and inventories; partially offset by $30.3 million in non-cash items primarily related to stock-based compensation expenses and net income of $13.6 million.

For the nine months ended September 27, 2024, net cash used in investment activities was $39.7 million which consisted of $61.2 million in purchases of investments AFS and $17.7 million in purchases of property, plant and equipment, partially offset by $39.1 million of proceeds from the sale or maturity of investments AFS. For the nine months ended September 29, 2023, net cash provided by investment activities was $52.0 million which consisted of $119.4 million of proceeds from the sale or maturity of investments AFS, partially offset by $52.3 million in purchases of investments AFS and $15.1 million in purchases of property, plant and equipment.

Net cash provided by financing activities for the nine months ended September 27, 2024 was $5.8 million which consisted of $7.4 million of proceeds from the exercise of stock options, partially offset by $1.4 million to repurchase of employee common stock for taxes withheld. For the nine months ended September 29, 2023, net cash provided by financing activities was $7.0 million which consisted of $9.3 million of proceeds from the exercise of stock options, partially offset by $2.1 million to repurchase of employee common stock for taxes withheld.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 27, 2024, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 29, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended September 27, 2024, no director or officer adopted or terminated:

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

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended September 27, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	October 30, 2024	By:	/s/ PATRICK F. WILLIAMS
Patrick F. Williams
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)