Form 10-K
period 2024-12-27
STAAR SURGICAL CO
filed 2025-02-21
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

e

Form 10-K

c

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,340,566,448 based on the closing price per share of $47.61 of the registrant’s Common Stock on that date.

The registrant has 49,325,372 shares of common stock, par value $0.01 per share, issued and outstanding as of February 18, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

STAAR SURGICAL COMPANY

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (Annual Report) contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created therein. All statements other than statements of historical or current facts in this report or referred to or incorporated by reference into this report are forward-looking statements. These statements include comments regarding the intent, belief or current expectations of the Company and its management. In some cases, readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “believe,” “will,” “should,” “could,” “forecast,” “potential,” “continue,” “ongoing” (or the negative of these words and similar words or expressions) although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report include, without limitation, statements regarding: our future earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; our expectations regarding the demand for ICLs in China and the macroeconomic trends in China; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans, including statements under the caption “Strategic Imperatives for 2025” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving business plans for 2025 and beyond; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing. We caution investors and prospective investors that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors, which if they do not materialize or prove correct, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are included in the risk factors set forth in Item 1A, “Risk Factors.” We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events, except as required by law.

This Annual Report contains estimates, projections and other information concerning the ophthalmic industry, our business, and the markets for certain medical conditions, procedures, and products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from the estimates and forecasts reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

In order to assist investors and prospective investors with an understanding of the ophthalmic industry, our business, certain medical conditions, procedures and products, we have included in this Annual Report a discussion of the structure and function of the human eye, commencing on page 8, and a glossary explaining many of the technical terms used in this Annual Report, commencing on page 15.

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

STAAR employs a commercialization strategy that strives for sustainable, profitable growth. Our growth strategy includes making our complete ICL product line available in our existing geographic markets and expanding into attractive markets where we do not sell our products today. In addition, we are focused on driving awareness of the ICL procedure and the clinical benefits of our ICLs, and providing surgeon training, support and education, particularly in our newer markets. Historically, the Company also manufactured and sold intraocular lenses (or “IOLs”) for use in surgery to treat cataracts. As the Company has focused its business and strategy on its ICL product offerings, we have phased out our cataract IOL product line. For the fiscal year ended December 27, 2024, approximately 100% of our net sales were generated from sales of ICLs.

Operations

STAAR has significant operations globally. For the fiscal year ended December 27, 2024, the Company generated 94% of its reported worldwide revenue from product sales outside the United States. STAAR sells its products in more than 75 countries, with direct distribution (i.e., via STAAR representatives) in Japan, the U.S., Germany, Spain, Singapore, Canada, and the U.K., with a combination of direct distribution and independent distribution (i.e., via distributors and STAAR representatives) in China, Korea, India, France, Benelux, and Italy, and with independent distribution in the remainder of the countries where we sell.

STAAR maintains operational and administrative facilities in the U.S., Switzerland, and Japan. An overview of STAAR’s current global operations and key facilities is as follows:

•
United States. STAAR’s global administrative offices, principal manufacturing, warehouse, and distribution facilities are located in Monrovia, California. We manufacture the raw material for Collamer lenses in our facility in Aliso Viejo, California. STAAR also operates a technology center housing its research and development (R&D) team and labs in Tustin, California. Our corporate headquarters, including our executive offices, our EVO Experience Center, and additional operational facilities, are located in Lake Forest, California.
•
Switzerland. STAAR operates an administrative, distribution and operational facility in Brügg, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. We are in the process of expanding our manufacturing capabilities for STAAR’s ICL products in our Nidau, Switzerland facility.
•
Japan. STAAR operates administrative and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc. (STAAR Japan). STAAR Japan’s administrative facilities are in Tokyo and Osaka, and its distribution facility is in Musashino City, in greater Tokyo.

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

Our EVO ICL is the only posterior chamber phakic IOL approved by the U.S. Food and Drug Administration (FDA) for marketing and sale in the U.S., and we believe it is the world’s largest selling phakic IOL. Our biocompatible Collamer material belongs to a family of materials known as collagen copolymers. Collagen copolymers are compounds formed by joining molecules of collagen derived from biological sources with synthetic monomer molecules. The proprietary Collamer material is exclusive to us. We believe that the biocompatibility of the Collamer material used for our ICL product line is a significant factor in the ability to place this lens safely in the posterior chamber of the eye.

STAAR began selling the ICL for myopia for use outside the U.S. in 1997. U.S. sales commenced in 2006. In September 2011, STAAR launched the ICL with CentraFLOW technology, commonly known as EVO ICL, which uses a port in the center of the ICL optic in markets outside the U.S. The port is of a size intended to optimize the flow of fluid within the eye without affecting the quality of vision. The central port also eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant. The CentraFLOW technology makes the visual outcomes of the ICL available through a relatively quick and comfortable surgical implantation experience. We are authorized to sell the EVO ICL in all countries where we sell our ICL family of lenses. In December 2015, we received the CE Mark for EVO+, an ICL with CentraFLOW technology and an expanded optical zone of up to 20%. We believe the expanded optical zone may further improve certain patients’ visual experience, thus making the ICL increasingly desirable for both patients and ophthalmic surgeons. We are authorized to sell the EVO+ in the following regions: the approximately 31 countries that require the European Union CE Mark, Korea, Japan, India, Canada, the U.S., Hong Kong, Turkey, and several countries in the Middle East. In March 2022, the U.S. FDA granted approval of the EVO ICL, EVO+ ICL, and the EVO Visian ICL (for the correction of myopia and myopia with astigmatism). The Visian ICL for hyperopia, which treats farsightedness, is sold primarily in countries that require the European Union CE Mark. In July 2020, we received the CE Mark for EVO Viva, a presbyopia-correcting ICL with an aspheric EDoF optic. We commenced certifying surgeons located in countries that recognize the CE Mark to implant the EVO Viva lens. The EVO Viva lens adds near and intermediate vision correction for patients with presbyopia. We believe the EVO Viva lens will assist certain patients with eliminating the burdens of reading glasses or frequent replacement contact lenses. The launch of EVO ICL and EVO+ ICL have helped drive our growth, and in March 2024, STAAR announced the achievement of a significant milestone for the Company, having sold an aggregate of more than 3,000,000 ICLs worldwide.

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

According to Market Scope, LLC a publisher of ophthalmic industry data, approximately 5.2 million refractive procedures, primarily laser vision procedures, were expected to be performed worldwide in 2024. The incidence of myopia is growing globally, with high myopia becoming more common according to recently published articles, affecting nearly 5 billion and 1 billion people, respectively, by 2050 (Global Prevalence of Myopia and High Myopia and Temporal Trends from 2000 through 2050, Ophthalmology, Vol. 123, No. 5, May 2016; Global trends in myopia management attitudes and strategies in clinical practice, Contact Lens and anterior Eye, Vol. 39, 2016). We believe this will result in a significantly increased number of patients seeking refractive procedures. We believe that over the past decade negative publicity regarding LASIK has reduced patient interest in the LASIK procedure. The ICL is a lens-based refractive procedure (unlike LASIK), and STAAR has sold more than 3,000,000 ICLs to date. Surgeons have published hundreds of peer-reviewed articles with clinical data regarding the safety, effectiveness, and visual quality of the ICL. We believe the ICL provides a safe and effective solution for the growing number of patients with refractive conditions who will seek visual freedom from eyeglasses and contact lenses.

We plan to continue to develop and launch innovative products to support clinical needs and to address the increasing demands of our customers. As part of our sales and marketing efforts, we attend and participate in major ophthalmic conventions around the world and invest in market development, practice support, healthcare professional training and patient outreach. We have started working more closely with leading refractive clinics to drive awareness of the ICL procedure and the clinical benefits of our ICLs and to enhance education and practice development. Our marketing programs seek to position our ICL products as a premium and primary option for appropriate patients at the clinic and via digital and social media. We believe that surgeon education and training is critical to the continued adoption of the ICL procedure. In April 2024, we announced the launch of STAAR University, which offers surgeons access to publications, key clinical outcomes data, and other resources to support clinical confidence. In September 2024, we announced the opening of a new EVO Experience Center at our headquarters in Lake Forest, CA, to serve as a hub for comprehensive, hands-on training and education in lens-based vision correction. STAAR offers a comprehensive range of professional education programs to support ophthalmic professionals including wet labs, peer mentorship, and proctorship.

Sales of ICLs accounted for approximately 100% of our total sales in fiscal 2024, approximately 99% of our total sales in fiscal 2023, and approximately 95% of our total sales in fiscal 2022.

Other Products

While STAAR generates worldwide revenue almost exclusively from sales of our ICLs, we also record Other Products revenue, which includes sales of IOLs, delivery systems and normal recurring sales adjustments such as sales return allowances. Historically, the Company manufactured and sold IOLs for use in surgery to treat cataracts, as well as injectors for use in cataract surgery and injector parts. Sales from these cataract IOLs and other surgical products, as well as sales adjustments such as return allowances, are recorded as Other Products revenue. As the Company has focused its business and strategy on its ICL product offerings, we have phased out sales of our cataract IOLs and other surgical products. We did not record revenue from cataract IOL sales in fiscal 2024, and we do not expect such sales in the future. Other Products revenue accounted for less than 1% of our total sales in fiscal 2024, and approximately 1% of our total sales in fiscal 2023, and approximately 5% of our total sales in fiscal 2022.

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

Patents, Trademarks, and Licenses

We strive to protect our investment in the research, development, manufacturing, and marketing of our products through the use of patents, trademarks, licenses, trade secrets, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets, know-how and other intellectual property related and important to our business. As of December 27, 2024, we owned approximately 66 United States and foreign patents and had 21 patent applications pending. We rely more on trade secrets than patents and believe that no particular patent is so important that its loss or expiration would materially adversely affect our operations as a whole.

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

Worldwide, we sell all of our major products under trademarks we consider to be important to our business. STAAR®, STAAR Surgical™, EVO ICL™, EVO+ ICL™, EVO Visian® ICL™, EVO Viva™, Evolution in Visual Freedom®, Visian®, Collamer®, CentraFLOW®, and AquaPORT®, are trademarks or registered trademarks of STAAR in the U.S., the European Union, or other countries. The scope and duration of trademark protection varies widely throughout the world. In some countries, trademark protection continues only as long as the mark is used. Other countries require registration of trademarks and the payment of registration fees. Trademark registrations are generally for fixed but renewable terms. This Annual Report may refer to these and other trademarks and tradenames. Solely for convenience, our trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames. This Annual Report may also include trademarks owned by other parties, and all other such trademarks mentioned in this Annual Report are the property of their respective owners.

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

Distribution and Customers

We market our products to a variety of health care providers, including ophthalmic surgeons, vision centers, surgical centers, hospitals, government facilities, and distributors. Ophthalmologists are the primary users of our products.

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

Two customers, our China distributors who sell into China and Hong Kong, accounted for approximately 51% of our consolidated net sales during fiscal 2024. Net sales to our China distributors during each of the last three fiscal years were as follows:

Net Sales to China Distributors
Fiscal Year	Net Sales ($, in thousands)	Net Sales as Percentage of Consolidated Net Sales
2024	$161,321	51.4%
2023	$185,554	57.6%
2022	$148,167	52.1%

Our agreements with our distributors in China provide for minimum inventory requirements based on forecasted demand. These requirements are intended to establish minimum levels of inventory in-country to mitigate potential delays associated with importation and logistics, as well as to establish a sufficient supply of lenses to support quick and efficient delivery and fulfillment for surgical procedures. Our distributors often purchase lenses above the minimums required by their agreements. During fiscal 2024, our distributors purchased lenses above such minimums in anticipation of higher procedural volumes during what is typically a summer “high season” in China. Due to dynamic macroeconomic conditions and other factors, the number of ICL procedures performed during the high season and the second half of 2024 overall was lower than expected. Accordingly, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory. Given the size of the Company’s business in China relative to its net sales in the rest of the world, macroeconomic conditions in China have a significant impact on the Company’s business, operations, and financial results. The sluggish economy and weak consumer consumption in China negatively impacted the Company’s financial results for fiscal 2024, and as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is expected to continue to impact demand for our ICLs in China in fiscal 2025.

Backlog

We generally keep sufficient inventory on hand to ship product immediately or shortly after receipt of an order. As we offer different types of ICLs to treat different refractive conditions, and our ICLs are manufactured to address refractive prescriptions across a broad range of correction, we maintain a large number of Stock Keeping Units (SKUs). The challenge of maintaining inventory in all models can result in a backlog in customer orders. During fiscal 2024, we continued to increase our inventory levels to meet the significant level of anticipated demand for our ICL lenses and to support quick and efficient delivery and fulfillment for surgical procedures. Increasing our inventory levels also helps mitigate risks associated with potential disruptions to our manufacturing and production process. We currently manufacture all of our ICL products at a single facility in Monrovia, California. To mitigate the risk of fire, flood, earthquake, terrorism or other natural or man-made disasters, including manufacturing challenges such as equipment or information technology (IT) failure, we have increased our inventory levels. We maintain this inventory at different sites in the United States, Switzerland, and Japan. As of December 27, 2024, finished goods inventory, net was $43.3 million, or 194 Days’ Inventory on Hand (DOH), including consignment inventory.

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

Phakic implants that compete with the ICL are also available in the marketplace. The two principal types of phakic implantable lenses are (1) posterior chamber designs like the ICL, including lenses made by Biotech Vision Care, Care Group, and Eyebright and (2) iris clip anterior chamber designs, including lenses made by Ophtec. While most competing lenses are made from types of silicone or acrylic, we believe our ICLs offer compelling clinical advantages due to our proprietary Collamer lens material, as well as their design and features. We also believe our track record of safety and effectiveness, and high levels of patient satisfaction, are competitive advantages relative to laser surgical procedures and other implantable lenses. Notably, our EVO ICL is the only foldable, minimally invasive posterior chamber phakic intraocular lens approved for sale in the U.S. In addition, competitors from Asia are beginning to appear in the market with their low-cost version of a posterior chamber implantable contact lens, increasing the level of competition.

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

STAAR Japan currently holds shonin approval for the ICL products, preloaded injectors, and their associated lenses, and kyoka licensing as a manufacturer and MAH of medical devices. The sponsor of a clinical trial submitted to the PMDA must strictly follow Good Clinical Practice (GCP) standards and must follow the trial with standard Good Post-Market Study Practice (GPSP) reporting and a follow-up program. MHLW and PMDA also assess the quality management systems of manufacturers and the conformity of products to the requirements of the PMD Act. STAAR is subject to inspection for compliance by these agencies. A company’s failure to comply with the PMD Act can result in severe penalties, including revocation or suspension of a company’s business license and possible criminal sanctions. If the PMDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, they could take a variety of regulatory or legal actions, similar to the U.S. FDA, which could have a material and negative impact on the Company.

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

In Korea, a registration of medical devices such as our ICLs is overseen by the Ministry of Food and Drug Safety (MFDS) pursuant to the Medical Device Act. The Medical Device Safety Bureau of the MFDS holds primary responsibility for medical device regulations, while departments within the National Institute of Food and Drug Safety Evaluation (NIFDS) oversee the evaluation and research of medical devices. Medical devices require registration and/or approval prior to commercialization. In Korea, medical device classification closely follows the Global Harmonization Task Force (GHTF) Classification guidelines, with Class I, II, III and IV designations being ranked from low- to high-risk categorization. The registration review route depends on the risk classification of the device. Typically, the MFDS requires similar documentation as required to obtain a CE Mark. Our distributor in Korea is contractually required to obtain, with our assistance, the necessary health registrations, governmental approvals, or clearances to import, market and sell our products. In Korea, we provide our distributor with information and data to obtain appropriate registrations and approvals, and the distributor obtains such registrations. In addition to the device registration, MFDS requires all devices Class II and above to comply with Korean Good Manufacturing Practice (KGMP) quality system standards in order to be marketed in Korea. KGMP standards are based on ISO 13485 quality system standards. However, they are not identical. Therefore, ISO 13485 certificates issued by a notified body in the EU will not be sufficient. To obtain KGMP certification, documents that pertain to all areas of compliance, including design, risk assessment, technical requirements and any other quality system requirements, need to be submitted to an MFDS-authorized third party. Our distributor in Korea submits the application on behalf of STAAR. After the application is submitted, the manufacturing site undergoes either a paper audit or an onsite inspection/audit by an authorized third party and MFDS. Medical device registration licenses do not expire, but the KGMP certificate must be renewed every three years.

If the NMPA or MFDS were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, they could take a variety of regulatory or legal actions in their respective countries, similar to the U.S. FDA, which could have a material and negative impact on the Company.

Third-Party Coverage and Reimbursement.

Health care providers generally rely on third-party payers, including governmental payers such as Medicare and Medicaid, private insurance plans and workers’ compensation plans, to cover and reimburse the cost of medical devices and related services. These third-party payers may deny coverage or reimbursement for a medical device if they determine that the product or procedure using the product was not medically appropriate or necessary, and they are increasingly challenging the price of medical devices and services.

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

During 2025, we intend to continue our focus on research and development in the following areas:

•
Development of new presbyopia-correcting phakic intraocular lenses that simultaneously correct sphere and cylinder (i.e., astigmatism);
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

We seek to achieve our corporate goals in an environmentally sustainable manner. Our most recent Sustainability Report, which includes information about our approach to environmental, social and governance (or “ESG”) at STAAR, is available in the Investors section of our website, www.staar.com, under the Sustainability tab. We established a cross-functional climate risk committee to identify the risks presented by climate change and opportunities to reduce our environmental impact. STAAR has undertaken several projects designed to reduce energy and waste, such as our investment in solar photovoltaic panels at three locations in California (our principal manufacturing facility in Monrovia, our precision manufacturing center of excellence facility in Lake Forest, and our technology center in Tustin).

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

As of December 27, 2024, we had approximately 1,211 employees, of which 404 were employed outside the U.S. Of the 1,211 employees, 1,157 were regular full-time, and 54 were temporary. In fiscal year 2024, we added approximately 262 employees (including 54 temporary employees). Our global overall turnover rate in fiscal year 2024 was approximately 7.6% (excluding temporary employees), below the overall turnover rate of approximately 18.9% in the medical device industry. Management periodically provides human capital management updates and data to our Board of Directors.

The health and safety of our employees is a top priority. We created and we follow various safety policies and procedures, and we offer health insurance and wellness programs. We invest in our employees by offering numerous training opportunities, such as to teach new skills, provide career development opportunities and communicate expectations regarding business conduct and ethics. In addition to salaries, we provide additional compensation and benefits programs (which vary by country) such as cash bonuses, stock awards, a 401(k) plan, health insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs, among others.

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

QSR - the U.S. FDA’s Quality System Regulation, or current Good Manufacturing Practice (cGMP) regulation, includes requirements related to the methods used in, and the facilities and controls used for, designing, manufacturing, packaging, labeling, storing, installing, and servicing of medical devices intended for human use. The regulation sets forth the framework for medical device manufacturers to follow in achieving quality requirements, including requirements related to complaint handling and control of purchased or supplied services, components, and materials bearing on the quality of medical devices.

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

ITEM 1A. Risk Factors

Investment in our securities involves a high degree of risk. Investors should carefully consider the following risk factors, in addition to other information contained in this Annual Report and other filings that we make from time to time with the SEC, before making a decision to invest in our common stock. Any of the following risks, as well as other risks that we cannot foresee at this time or that we currently view to be immaterial, could materially and adversely affect our business, financial condition, results of operations or cash flows. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. This Annual Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated or implied in these forward-looking statements because of factors beyond our control, including the risks faced by us described below. Moreover, except where the risk factors below specifically describe factors, events, or contingencies as having occurred, these risk factors are not representations of whether the factors, events, or contingencies mentioned have or have not occurred. Instead, they reflect our beliefs and opinions as to the factors, events, or contingencies that could adversely affect us in the future.

Risks Related to Our Business

We reported a decrease in revenue and a net loss in fiscal 2024, and we may not be able to return to our growth and profitability trajectory.

For the fiscal year ended December 27, 2024, we reported $313.9 million of net sales, a decrease of 3% compared to $322.4 million in fiscal 2023, and we incurred a net loss of $20.2 million compared to net income of $21.3 million in fiscal 2023. Prior to fiscal 2024, we had reported over ten years of annual net sales growth, and we had delivered net income profitability since 2018. Our results in fiscal 2024 were negatively impacted by a significant decline in ICL sales in China in the fourth quarter ended December 27, 2024. We believe the sluggish economy and weak consumer consumption that contributed to fluctuating demand for ICL procedures in China in fiscal 2024 will continue in fiscal 2025, and we cannot predict when the macroeconomic conditions will improve in China or whether the demand for ICL procedures in China will return to historical levels in the foreseeable future. While we intend to return to sales growth and profitability in the future, there can be no guarantee that we will achieve our growth and profitability plans. Further, our growth and profitability are challenged by the competitive nature of our industry and the other risks to our business detailed herein.

Our reliance on independent distributors in international markets exposes us to commercial and other risks.

Outside the U.S., except for our direct commercial operations in Japan, Germany, Spain, Canada, the U.K. and Singapore, we sell our products through independent distributors who generally control the importation and marketing of our products within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products, and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. When we do terminate an independent distributor, which occurs from time to time, we may lose customers who have been dealing with that distributor and may be required to compensate the distributor for termination. Because these distributors are independent, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors could result in declining sales in that territory, harm to the reputation of our company or our products, or legal liability. For example, if our China distributors, which accounted for approximately 51% of our fiscal 2024 consolidated net sales, ceased to serve as our distributors, or significantly underperformed our expectations, we may experience a substantial reduction in sales.

In addition, our distributors buy products from us in bulk shipments in advance of anticipated demand, which they use to satisfy orders from hospital customers based on scheduled surgeries. The timing of these bulk purchases can create volatility in our revenue and profitability. Further, if orders from hospital customers fall short of anticipated demand, our distributors may have elevated inventories, which could cause them to reduce their future purchases from us until surgical volumes improve. If orders from hospital customers exceed anticipated demand, our distributors may not have sufficient inventory and may be unable to satisfy orders from hospital customers for surgical procedures, which could lead to lost sales opportunities.

A slowdown or disruption to the Chinese economy or worsening trade relations between the U.S. and China could materially impact our business and results of operations.

China accounted for approximately 51% of our fiscal 2024 consolidated net sales. After a robust start to fiscal 2024, China experienced slowing growth in 2024, which some analysts believe may continue into 2025. The sluggish economy and weak consumer consumption in China negatively impacted the Company’s financial results for fiscal 2024. A significant or prolonged slowdown in the Chinese economy could materially impact our business and results of operations in the future. In addition, if social or political unrest were to disrupt business in China, or if other events in China significantly reduced or disrupted business activities in China, that may materially and adversely harm our business.

Further, changes in trade restrictions or new or increased tariffs or quotas, embargoes, sanctions, countersanctions, customs restrictions, or other interventions or geopolitical conflicts resulting from deteriorating relations between China and the U.S. would adversely impact our sales and operations in the region. As an example, on February 1, 2025, the U.S. government announced a 10% tariffs on product imports from certain countries, including China. In response, China announced that they would impose counter tariffs of 10% to 15% on select goods imported from the U.S. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business and would affect our sales in China. See the risk factor below captioned “Because our business is global, our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates and/or other international risks, including tariffs” for a further discussion of the risks from changes to the trade policies and tariffs between the U.S. and China.

Unfavorable economic conditions or negative publicity concerning complications of laser eye surgery, or medical devices in general, could hurt sales of our refractive products.

For the year ended December 27, 2024, approximately 100% of our revenue was generated from sales of ICL lenses used in refractive procedures. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements with third parties. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Economic stagnation, lack of consumer confidence or a recession in any of our larger markets could slow ICL sales growth or, if severe, cause declines in sales, which could materially harm our business.

We believe that negative publicity in the past regarding the potential complications of refractive surgery and potential patient dissatisfaction, in particular because of LASIK and other corneal laser-based procedures, decreased patient interest in LASIK as well as all other refractive procedures. Depending on the nature and severity of any future negative publicity about refractive surgery, the growth of ICL sales could be limited or could decline due to decreased patient interest in all refractive surgery, including our ICL.

Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.

The loss of a material supplier could significantly disrupt our business. In some cases, we obtain components used in certain of our products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the U.S. FDA’s QSR, other applicable laws, or STAAR’s requirements, then qualifying and obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which production could be delayed and we could lose sales.

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

While our net sales decreased in fiscal 2024 compared to fiscal 2023, we intend to return to sales growth, and we will be dependent on our suppliers to help support such growth. Any failure by us to forecast demand for or to maintain an adequate supply of, raw material and finished product could result in an interruption in the supply of certain products, which could impact sales of that product. If our suppliers or we are unable or our suppliers are unwilling to meet our increased manufacturing requirements, we may not be able to produce enough materials or products in a timely manner, which could impact our sales.

Because our business is global, our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates and/or other international risks, including tariffs.

Activities outside the U.S. accounted for approximately 94% of our total sales during 2024. Foreign currency fluctuations could result in volatility of our revenue. The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations. Any strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation could also make our products more expensive and increase the credit risks to which we are exposed. Future foreign currency fluctuations could favorably or unfavorably impact and increase the volatility of our revenue, profitability, and stock price.

Economic, social, and political conditions, laws, practices, and local customs vary widely among the countries in which we sell our products. Our operations outside of the U.S. face a number of risks and potential costs, including, enjoying less stringent protection of intellectual property, and facing economic, political, and social uncertainty in some countries, especially in emerging markets. For example, sales in certain Asian and developing markets may result in lower margins and higher exposure to intellectual property infringement or counterfeits. Given the size of the Company’s business in China relative to its net sales in the rest of the world, macroeconomic conditions in China have a significant impact on the Company’s business, operations, and financial results. Our results in fiscal 2024 were negatively impacted by a significant decline in ICL sales in China in the fourth quarter ended December 27, 2024, where the sluggish economy and weak consumer consumption contributed to fluctuating demand for ICL procedures. If China experiences a significant or prolonged slowdown or disruption to its economy, or social or political unrest, we may experience a significant reduction in sales in the future.

Further, trade disputes or tensions between the United States and its significant trading partners may adversely affect our sales, including as a result of the imposition of tariffs or other barriers or restrictions on trade, or increase our costs. The institution of trade tariffs both globally and between the U.S. and China specifically could negatively impact the overall economic condition in our markets, including China, which could have a negative effect on our sales. As an example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. In response, China announced that they would impose counter tariffs of 10% to 15% on select goods imported from the U.S. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business and would affect our revenue and cost of goods sold. The extent, focus and duration of any such tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities.

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

We currently manufacture all of our ICL products at a single facility in Monrovia, California. If our manufacturing facility suffered a disruption, shutdown or catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters, including manufacturing challenges such as equipment or IT failure, it could have a material adverse effect on our operations. Our manufacturing facility has been, and may in the future be, adversely impacted by weather and fire events, and it is located in a region where earthquakes could cause catastrophic loss. Developing additional manufacturing sites may require significant expense for personnel and equipment and a long period to obtain regulatory approvals. We are in the process of expanding our manufacturing capabilities for STAAR’s ICL products in our Nidau, Switzerland facility. This is a complex process that is subject to numerous risks and uncertainties, and there can be no guarantee that this facility will be prepared and approved by regulators for manufacturing.

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

In 2024, we generated approximately 94% of our total sales outside the U.S. A natural disaster (such as a climate-related event or otherwise), public health crisis (such as a pandemic or epidemic), political crisis (such as terrorism, war, political instability or other conflict), or other events outside of our control that may occur anywhere around the world, may adversely impact our business and operating results. Moreover, these types of events could negatively impact surgeon or patient spending in the impacted region(s) or depending upon the severity, globally, which could adversely impact our operating results.

The extent to which a pandemic, public health or political crisis in the future impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that are uncertain and cannot be predicted, including the following: the duration and scope of the pandemic, public health or political crisis; the impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer spending; how quickly and to what extent more customary economic and operating conditions can resume; its impact on our customers’ facilities; levels of consumer confidence; whether our preventative measures such as remote working arrangements, changes to manufacturing work areas, such as adherence to social distancing guidelines, and other workforce changes will impact operational efficiency or inventory levels; our ability to obtain supplies from vendors or transport products to customers; or adverse impacts to any other element of our supply chain; the impact on regulatory agencies, including the review and approval process; the impact on clinical studies; the ability of our customers to successfully navigate the impacts of the pandemic, public health or political crisis, such as resuming activities and growing patient interest in our lenses; and actions governments, businesses and individuals take in response to the pandemic, public health or political crisis.

In addition, a prolonged pandemic, public health or political crisis could adversely impact our ability to recruit and/or retain employees and the continued service and availability of skilled personnel necessary to run our complex production operations, as well as members of our management team, third-party suppliers, distributors and vendors. To the extent our management or other personnel are impacted in significant numbers and are not available to perform their job duties (for example, for health and safety reasons), we could experience delays in, or the suspension of, our manufacturing operations, research and product development activities, regulatory work streams, and other important commercial and operational functions.

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

We believe our primary competition in selling the ICL to patients seeking surgery to correct refractive conditions lies not in similar products to the ICL, but in laser surgical procedures. Alcon (formerly a part of Novartis), Johnson

& Johnson (formerly Advanced Medical Optics or AMO), Bausch Health Companies (formerly Valeant, Bausch & Lomb or B+L), and Carl Zeiss Meditec AG, all market lasers for corneal refractive surgery and promote their sales worldwide. Each of these companies has much greater financial, technical, marketing and distribution resources and brand name recognition than we do, and some of them have large international markets for a full suite of ophthalmic products. Their greater resources for research, development and marketing, and their greater capacity to offer comprehensive products and equipment to providers, makes for intense competition. We also face competition from other phakic implantable lenses, including lenses made by Biotech Vision Care, Care Group, Eyebright, and Ophtec. Increasingly, competitors from Asia are beginning to appear in some markets with their low-cost version of an implantable contact lens, which competes with our ICL. With our commercial success with the ICL, additional companies may seek to enter the refractive phakic intraocular lens market.

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

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries, which we refer to as the “Swiss Plan” and the “Japan Plan”, respectively. Both plans are underfunded and may require significant cash payments. We determine our pension benefit obligations and funding status using many assumptions. If the investment performance does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more than we currently expect and increase our future pension benefit obligations to be funded from our operations. Our pension plans taken together are underfunded by approximately $6.7 million ($0.4 million for the Japan Plan and $6.3 million for the Swiss Plan) as of December 27, 2024. If our cash flow from operations is insufficient to fund our worldwide pension obligations, as well as other cash requirements, we may have to seek additional capital.

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

Certain of our employees, contractors and vendors have access to and use personal information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breaches due to employee, contractor or vendor error, or malfeasance, systems error (whether as a result of an intentional breach, a natural disaster or human error) or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and the supply of products we provide to our clients, compromise our intellectual property or other confidential business information, or damage our reputation, any of which could adversely affect our profitability, revenue and competitive position. Many of our employees currently work remotely, which may make us more vulnerable to cyberattacks. While we have not experienced a material system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. We continue to invest in our cybersecurity program to enhance current capabilities and also implement new capabilities in our effort to keep pace with the changing threat landscape. Also, certain of our information technology systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such events could materially harm our reputation and financial results. Moreover, while we maintain cyber insurance, it may be insufficient to address any potential loss incurred. We also rely on third parties to host or otherwise process some of this data (such as cloud-based computing). Elements of our information technology systems that we outsource to third parties may also be vulnerable to various types of attacks or disruptions. Any failure by a third party to prevent security breaches could have adverse consequences for us.

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

Social media platforms and mobile technologies are increasingly being used to communicate about our products and the health conditions they are intended to treat. Their use poses risks to our business and requires specific attention and monitoring. For example, patients, surgeons, competitors, or others may use these channels to comment on our products, including the safety or effectiveness of a product and to report an alleged adverse event. Negative posts or comments about us or our business on any social networking web site could harm our reputation. In addition, our employees may use social media tools and mobile technologies inappropriately, which may give rise to liability, or which could lead to the exposure of sensitive information. In either case, such uses of social media and mobile technologies could have a material adverse effect on our business, financial condition, and results of operations.

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

While our net sales decreased in fiscal 2024 compared to fiscal 2023, we intend to return to sales growth. Growth can place a significant strain on our financial, operational, and managerial resources. In order to support our growth, we must continue to implement and enhance our managerial, operational and financial systems, expand our operations, and continue to recruit and train qualified personnel. There can be no assurance that our strategic and operational planning will allow us to adequately manage anticipated growth. Factors such as a failure to follow specific internal practices and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. For example, in the second half of 2021, as we increased production to meet increased demand, we experienced a decline in product yield. In the event of a slower-than-planned manufacturing output, we may be unable to quickly meet customer demand. In the event of a significant manufacturing challenge, we may experience delays in meeting product demand which could adversely affect our results of operations and financial condition.

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

In order to comply with global ESG regulations and reporting requirements, we have been investing in our ESG resources and capabilities. Further, some investors, stockholders, customers, suppliers and other third parties have been increasingly focusing on ESG and corporate responsibility practices and reporting. Companies that do not adapt to or comply with the evolving regulations, requirements, expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. This may result in a significant increase in additional expenses (e.g., direct or indirect cost of energy, materials, manufacturing, distribution, packaging and other operating costs) to comply with evolving regulations and/or third-party requirements that could adversely impact our business or profitability.

In response to certain stakeholder expectations, we have commenced reporting of our sustainability endeavors and future plans. These disclosures reflect our current aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these plans present numerous risks, any of which could have a material negative impact on us. Our pursuit of certain practices, as well as our ability to achieve any goal, including with respect to ESG-related initiatives, is subject to numerous risks, many of which are outside of our control. Certain shareholders may reduce or eliminate their holdings of our stock based on ESG issues. At the same time, certain stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “Anti-ESG” legislation or policies. If our sustainability practices do not meet evolving investor or other stakeholder expectations and standards or if we are unable to satisfy all stakeholders, our reputation, our ability to attract or retain employees, our sales and our attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill certain targets or goals, or to satisfy various reporting standards could also have negative impacts and expose us to government enforcement actions and private litigation.

Finally, we expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG practices, as well as new and anticipated global regulations focused on ESG. If we fail to adopt ESG standards or practices as quickly as some stakeholders desire, report on our efforts or practices accurately, or satisfy the expectations of our various stakeholders who have varied perspectives on sustainability practices and global regulators, our reputation, business, financial performance and growth may be adversely impacted.

Climate changes and extreme weather conditions could negatively affect our business.

Climate changes and extreme weather conditions could create financial risk to our business. Global physical climate changes, including unseasonable weather conditions and earthquakes, could disrupt our operations by impacting the availability and cost of water, energy, or materials within our supply chain, and could also increase insurance and other operating costs. This could in turn put pressure on our manufacturing costs and result in reduced profit margins associated with certain of our products. In the U.S., we have several offices and facilities located in

Southern California, which has experienced weather events and fires and is a region where earthquakes could cause catastrophic loss. Climate changes and extreme weather conditions could impact our facilities and employees in Southern California and around the world. Climate-related transitional risks, such as changing regulations, could also increase our costs and adversely impact our operations or financial performance.

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

In order to further advance the development of, and ultimately receive regulatory approval to manufacture and sell, our new ophthalmic products or product enhancements, we may be required to conduct extensive clinical trials to demonstrate their safety and effectiveness to the satisfaction of the U.S. FDA or regulatory authorities in other countries. Clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of the clinical trials, and can result from concerns about safety, a lack of demonstrated effectiveness, or poor study or trial design. The commencement and completion of clinical trials may be delayed or prevented by many factors, including, but not limited to:

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

Competing in the ophthalmic products industry requires us to introduce new or improved products and processes continuously, and to submit these to the U.S. FDA and other regulatory bodies for clearance or approval. Obtaining clearance or approval can be a long and expensive process, and clearance or approval is never certain. For example, the U.S. FDA or another country’s regulatory agency, could require us to conduct an additional clinical trial prior to granting clearance or approval of a product and such clinical trial could take a long time and have substantial expense. Furthermore, there is no assurance that clearance or approval will be granted.

If a regulatory authority delays or does not grant approval of a potentially significant product, the potential sales of the product and its value to us can be substantially reduced. Even if the U.S. FDA or another regulatory agency clears or approves a product, the clearance or approval may limit the indicated patient populations or uses of the product, or may otherwise limit our ability to promote, sell and distribute the product, or may require expensive post-marketing studies or surveillance. If we cannot obtain timely regulatory clearance or approval of our new products, or if the clearance or approval is too narrow, we will not be able to successfully market these products, which would eliminate or reduce our potential sales and earnings.

In addition, the U.S. FDA and other regulatory authorities may change their clearance and approval policies, adopt additional regulations, or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development, cause the loss of previously received approvals or clearances or impact our ability to modify our currently cleared products on a timely basis. Also, we expect to incur additional costs complying with the European Union’s new Medical Device Regulation.

We depend on proprietary technology, but our intellectual property protections may be limited.

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

Companies are required to maintain certain records of actions, even if they determine such actions are not reportable to the U.S. FDA or other regulatory bodies. If we determine that certain actions do not require notification of the FDA or others, the FDA or other regulatory bodies may disagree with our determinations and require us to report those actions as recalls. In addition, the FDA or other regulatory bodies could take enforcement action for failing to report the recalls when they were conducted or failing to timely report or initiate a reportable product action. Moreover, depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or other regulatory bodies may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner.

Changes in U.S. FDA or international regulations related to product approval, including those that apply retroactively, could make us less competitive and harm our business.

U.S. FDA and foreign regulations depend heavily on administrative interpretation, and we cannot assure investors that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us. Additionally, any changes, whether in interpretation or substance, in existing regulations or policies, or any future adoption of new regulations or policies by relevant regulatory bodies, could rescind, prevent or delay approval of our products, which could materially impact our competitive position, business, and financial results. Further, we or our distributors have obtained regulatory approvals outside the United States for many of our products. We or our distributors may be unable to maintain regulatory qualifications, clearances or approvals in these countries or obtain qualifications, clearances, or approvals in other countries. If we are not successful in doing so, our business and financial condition will be harmed.

If our products cause or contribute to a death or a serious injury, we may face voluntary corrective actions, agency enforcement actions and harm to our results.

Under the U.S. FDA regulations, we are required to provide the FDA with a Medical Device Report (MDR) for any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in international markets, such as European Union and Asian markets, are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in the jurisdiction where the incident occurred. Any adverse event involving our products, including those requiring an MDR, could result in future voluntary corrective actions, such as product actions or customer notifications, or agency actions, such as inspection, mandatory recall, or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

Our ICL products are Class III devices subject to the PMA approval process in the United States. Any significant modification to a PMA approved device, including modifications to the manufacturing process, labeling or design, requires a PMA Supplement. U.S. FDA guidelines establish different types of PMA Supplements depending on the type of modification, with different data and information requirements and different timelines for FDA review and approval. If we modify our ICL products in a way that requires a PMA Supplement, it could require a lengthy and expensive review process with the FDA. Further, the FDA may not agree with our decisions regarding whether a new approval is necessary, or what type of PMA Supplement may be required. In the past, we have modified some of our 510(k) cleared and PMA approved products and have determined based on our review of the applicable FDA guidance that in certain instances new clearances or approvals were not required. If the FDA were to disagree with our determination and require us to submit new clearances or approvals, we could be required to cease marketing and/or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Our failure to comply with the requirements of the U.S. FDA or other regulators can result in civil and criminal fines, the recall of products, the total or partial suspension of manufacturing or distribution, seizure of products, injunctions, lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. Any threatened or actual government enforcement action can also generate adverse publicity and require us to divert substantial resources from more productive uses in our business. Enforcement actions could affect our ability to distribute our products commercially and could materially harm our business.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and will likely continue to be volatile.

The market price for our common stock has fluctuated widely. The closing price of our common stock ranged from $23.93 to $52.25 per share during the year ended December 27, 2024. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in the business and market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of our common stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations, public health crises, geopolitical tensions or conflicts, may adversely affect the stock market in general, and, in turn, the market price of our common stock.

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

Our largest investor beneficially owns approximately 22% of our outstanding common stock, and our largest three investors beneficially own approximately 51% of our outstanding common stock. Two of our current six directors were recommended by investors. The sale of a substantial number of shares of our common stock by any or all of our largest investors or our other stockholders within a short period of time could cause our common stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

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

We have adopted as the governance framework for our cybersecurity program the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). We use this framework as a guide to help us identify, assess, respond to, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program includes:

•
periodic risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and our broader enterprise information technology (IT) environment;
•
skilled internal information security (IS) and data privacy personnel, who support our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•
external service providers, where appropriate, to monitor, assess, test, or otherwise assist with aspects of our security controls, and to support risk mitigation efforts;
•
training for our employees on cybersecurity awareness and the importance of protecting information assets, including “phishing” tests;
•
periodic reviews of key cybersecurity policies, and updating as needed;
•
information governance policy and a cybersecurity incident response plan that includes procedures for monitoring data use and responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

Based on the information available to us as of the date of this Annual Report, we believe that risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, and as of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that the Company will not be materially affected by such risks in the future. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

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

The Audit Committee receives reports from management on the Company’s cybersecurity risks and the Company’s cybersecurity program. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents. The Audit Committee regularly updates the Board on such matters ,and the Board also periodically receives presentations from management directly on our cybersecurity risk management.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats and reporting on such risks to the Audit Committee. Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat briefings from internal personnel and external service providers, as well as alerts and reports produced by security tools deployed in the information technology environment.

STAAR utilizes internal personnel and external service providers to support the Company’s cybersecurity efforts. Our Chief Information Officer (CIO) leads a team of IS professionals who have primary responsibility for our overall cybersecurity risk management program and supervises both our internal personnel and our retained external cybersecurity consultants. Our CIO has over two decades of experience, including experience building IT and IS functions and teams, as well as cybersecurity programs. Our CIO holds an M.B.A. in management, has an audit and accounting background, and serves on the SoCalCIO Board, a Southern California organization developing and supporting local CIOs. The CIO and IS team collaborate closely with STAAR’s legal, privacy, and internal audit functions to address cybersecurity and data privacy risks. The Company’s internal IS and data privacy specialists have certifications from various organizations, including ISC2 (Certified Information Security Systems Professional or CISSP), Global Information Assurance (GIAC), the Computing Technology Industry Association (CompTIA) and International Association of Privacy Professionals (IAPP).

ITEM 2. Properties

Our operations are conducted in leased facilities throughout the world. STAAR maintains operational and administrative facilities in the U.S., Switzerland, and Japan. Our global administrative offices, principal manufacturing, warehouse, and distribution facilities are located in Monrovia, California. We manufacture the raw material for Collamer lenses in our facility in Aliso Viejo, California. STAAR also operates a technology center housing its research and development (R&D) team and labs in Tustin, California. Our corporate headquarters, including our executive offices, our EVO Experience Center, and additional operational facilities, are located in Lake Forest, California. STAAR Surgical AG maintains administrative offices, warehouse and distribution facilities in Nidau and Brügg, Switzerland. We are in the process of expanding our manufacturing capabilities for STAAR’s ICL products in our Nidau, Switzerland facility. STAAR Japan maintains administrative offices in Tokyo and Osaka, Japan and a distribution facility in Musashino City, in greater Tokyo, Japan. We also maintain commercial offices in China, Germany, Spain, India, Singapore, and the U.K.

We believe our existing properties are well maintained, in good operating condition and are adequate to support our present level of operations. We also believe that we could increase capacity as needed.

ITEM 3. Legal Proceedings

See Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K for information about Litigation and Claims, which is hereby incorporated by reference.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market (NASDAQ) under the symbol “STAA.”

Holders

As of February 18, 2025, there were approximately 245 holders of record of our common stock. The number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of our common stock is held in street name by brokers and other nominees.

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

The following graph and table show the cumulative total stockholder return during the last five years in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the S&P 400 Health Care Index. The graph assumes that

$100 was invested at the closing price of our common stock on the last trading day of fiscal year 2019 and all dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so. Stockholder returns over the indicated period should not be considered indicative of future performance.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for Fiscal Years:	2019	2020	2021	2022	2023	2024
STAAR Surgical Company	$100.00	$230.42	$265.56	$141.17	$90.76	$70.39
The Nasdaq Composite Index	100.00	144.12	176.09	118.80	171.83	227.37
S&P 400 Health Care Index	100.00	131.76	146.72	117.30	117.90	125.56

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our financial condition and results of operations. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the Notes to those statements included in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those described in this Annual Report in Item 1A. “Risk Factors.”

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

STAAR employs a commercialization strategy that strives for sustainable, profitable growth. Our growth strategy includes making our complete ICL product line available in our existing geographic markets and expanding into attractive markets where we do not sell our products today. In addition, we are focused on driving awareness of the ICL procedure and the clinical benefits of our ICLs, and providing surgeon training, support and education, particularly in our newer markets. Historically, the Company also manufactured and sold intraocular lenses (or IOLs) for use in surgery to treat cataracts. As the Company has focused its business and strategy on its ICL product offerings, we have phased out our cataract IOL product line. For the fiscal year ended December 27, 2024, approximately 100% our net sales were generated from sales of ICLs.

Business Environment and Factors Affecting Comparability

Given the size of the Company’s business in China relative to its net sales in the rest of the world, macroeconomic conditions in China have a significant impact on the Company’s business, operations, and financial results. For the fiscal year ended December 27, 2024, we reported $313.9 million of net sales, a decrease of 3% compared to $322.4 million in fiscal 2023, and we incurred a net loss of $20.2 million compared to net income of $21.3 million in fiscal 2023. Prior to fiscal 2024, we had reported over ten years of annual net sales growth, and we had delivered net income profitability since 2018. Our results in fiscal 2024 were negatively impacted by a significant decline in ICL sales in China in the fourth quarter ended December 27, 2024, where the sluggish economy and weak consumer consumption contributed to fluctuating demand for ICL procedures.

During the fourth quarter ended December 27, 2024, we shipped a $27.5 million order of ICLs to one of our distributors in China. After the shipment was received, the distributor raised concerns about the ongoing fluctuations in procedural volumes in China and forecasted demand for fiscal 2025. Following discussions with the distributor, the distributor requested extended payment terms for the order, and we agreed. From time to time, we agree to extended payment terms with our distributors, but given that these payment terms were significantly longer than the terms included in our distributor agreement, we determined that under accounting principles generally accepted in the U.S. (“GAAP”), collectability was not probable, and we did not recognize the revenue associated with the shipment in the quarter ended December 27, 2024. As the shipment was received by the distributor, and control of the product passed to the distributor, the product is no longer recorded in our inventory. Ordinarily, we recognize revenue upon shipment of product, and we record cost of sales when we recognize revenue based on the matching principle under GAAP. In this instance, we did not recognize the revenue, but we did recognize costs of sales associated with this order of $3.9 million, which had a negative impact on our gross profit and gross profit margin for the fourth quarter and fiscal year ended December 27, 2024. As the control of the inventory transferred to the distributor, accounting rules require us to record the costs of sales upon such transfer, even if revenue is not recognized until a future period.

Under the extended payment terms, the distributor agreed to pay for the $27.5 million order by the end of the quarter ending September 26, 2025. Revenue for the order will not be recognized until payments are received from the distributor, at which point the collectability concern is alleviated. Because the cost of sales associated with this order was recognized in the quarter ended December 27, 2024, there will be no associated cost of sales for this order when the revenue is recognized, resulting in a 100% gross profit in the period payments are received. While we did not recognize revenue on this order upon shipment, we believe that having these ICLs in-country in China can help address challenges and delays associated with importation and logistics and can mitigate potential impacts from geopolitical risk and tariff changes.

Our agreements with our distributors in China provide for minimum inventory requirements based on forecasted demand. During fiscal 2024, our distributors purchased lenses above such minimums in anticipation of higher procedural volumes during what is typically a summer “high season” in China. Due to dynamic macroeconomic conditions and other factors, the number of ICL procedures performed during the high season and the second half of 2024 overall was lower than expected. Accordingly, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory. We believe that volatility in surgical procedure volumes will continue until consumer confidence stabilizes and ultimately improves in China. As a result, we believe that the level of ICL inventory held by our distributors in China is sufficient to meet currently expected procedure volumes for at least the first half of fiscal 2025. We therefore anticipate we will report minimal China ICL sales in the first half of fiscal 2025. As China in-country inventory is reduced during the first half of fiscal 2025, we would expect our China revenue to normalize. However, our ability to successfully address these challenges will depend on a number of factors, including the risk of a prolonged slowdown or disruption in China and the institution of trade tariffs both globally and between the U.S. and China, as set forth in Item 1A. “Risk Factors.”

During fiscal 2025, we will continue to assess appropriate inventory levels, both inventory held by us and inventory held by our distributors. We generally keep sufficient inventory on hand to ship product immediately or shortly after receipt of an order. In addition, our distributors hold their own inventory in-country based on forecasted demand. During fiscal 2024, we increased our inventory levels to meet the significant level of anticipated demand for our ICL lenses, to support quick and efficient delivery and fulfillment for surgical procedures, and to mitigate risks associated with potential disruptions to our manufacturing and production process. During fiscal 2025, we expect to adjust our production output based on forecasted demand and optimize the level of inventory held by us and held by our distributors.

See Item 1. “Business,” for a discussion of:

•
Operations
•
Principal Products
•
Distribution and Customers
•
Competition
•
Regulatory Matters
•
Research and Development

Strategic Imperatives for 2025

We believe we have a significant opportunity to fundamentally transform how myopia and other refractive conditions are treated. We want to be the first choice for doctors and for patients seeking visual freedom from wearing eyeglasses or contact lenses. A key focus in 2025 will be supporting our business in China as we work to navigate the macroeconomic challenges and position the Company for growth once the market recovers. Across our markets, we recognize the need to further educate and train ophthalmic surgeons about our ICLs and our ICL procedure. In 2025, we intend to increase the number of strategic collaborations with leading refractive surgeons and practices in the U.S. to collaborate on marketing, training and education activities. We also plan to leverage our new EVO Experience Center at our headquarters in Lake Forest, CA, to conduct additional hands-on training and education in lens-based vision correction. In addition, we are continuing to invest in enhanced systems and tools to make ordering and fulfillment faster and easier. In 2025, we will also continue to drive awareness of the ICL procedure to reach even more potential patients and effectively communicate the clinical benefits of our ICLs. While we work to launch our existing product portfolio in attractive global markets, we also intend to continue to invest in product innovation in 2025.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s Consolidated Statement of Operations for the period indicated.

	Percentage of Net Sales
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	23.7%	21.6%	21.5%
Gross profit	76.3%	78.4%	78.5%
General and administrative	28.6%	22.4%	19.2%
Selling and marketing	34.5%	33.4%	31.2%
Research and development	17.2%	13.8%	12.7%
Total selling, general and administrative	80.3%	69.6%	63.1%
Operating income (loss)	(4.0)%	8.8%	15.4%
Total other income, net	1.0%	1.7%	0.6%
Income (loss) before income taxes	(3.0)%	10.5%	16.0%
Provision for income taxes	3.6%	3.8%	2.1%
Net income (loss)	(6.6)%	6.7%	13.9%

Net Sales

The following table presents our net sales, by product for the fiscal years presented (dollars in thousands):

	2024		2023		2022
	% of Total	Sales	% of Total	Sales	% of Total	Sales
ICLs	99.6%	$312,543	99.1%	$319,427	94.8%	$269,712
Other product sales
Cataract IOLs	0.0%	—	0.3%	1,139	3.4%	9,638
Other surgical products	0.4%	1,358	0.6%	1,849	1.8%	5,041
Total other product sales	0.4%	1,358	0.9%	2,988	5.2%	14,679
Net sales	100.0%	$313,901	100.0%	$322,415	100.0%	$284,391

Net sales for 2024 decreased 3% from 2023. The decrease in net sales was due to decreased ICL sales of $6.9 million and decreased other product sales of $1.6 million.

Net sales for 2023 increased 13% from 2022. The increase in net sales was due to increased ICL sales of $49.7 million, partially offset by a decrease in other product sales of $11.7 million.

Total ICL sales for 2024 decreased 2% from 2023, with units down 6%. The sales decrease was driven by the APAC region, which decreased 6% with units down 9%. The decrease in the APAC region was driven by decreased sales in China, primarily related to the $27.5 million order in December 2024 for which we did not recognize revenue discussed above, partially offset by sales growth in India, other APAC Distributors, Japan and Korea. The Europe, Middle East and Africa region sales increased 10% with unit growth up 17%, due primarily to sales increases in our distributor markets. The Americas region sales increased 16%, with unit increase of 17%, due primarily to sales growth in the U.S. Changes in foreign currency unfavorably impacted ICL sales by $2.7 million, which impacted our Japan and Europe, Middle East and Africa markets. ICL sales represented 99.6% of our total sales for fiscal year 2024.

Total ICL sales for 2023 increased 18% from 2022, with unit growth up 19%. The sales increase was driven by the APAC region, which grew 21% with unit growth of 22%, primarily due to sales growth in China, other APAC Distributors, India, Japan and Korea. The Europe, Middle East and Africa region sales increased 7% with units similar to prior year, due to sales growth in our distributor markets and direct markets. The Americas region sales increased

11%, with unit increase of 9%, due primarily to sales growth in the U.S. Changes in foreign currency unfavorably impacted ICL sales by $1.8 million, which impacted our Japan and Europe, Middle East and Africa markets. ICL sales represented 99.1% of our total sales for fiscal year 2023.

Other product sales include cataract IOLs, delivery systems and normal recurring sales adjustments such as sales return allowances. As a result of third-party materials and supply chain challenges that affected our cataract IOLs and associated delivery devices, we have phased out sales of our cataract IOLs as we focus on growing our ICL business. During 2023, we stopped manufacturing cataract IOLs, and we did not sell any cataract IOLs in 2024. Other product sales for 2024 decreased 55% from 2023, mainly due to decreased sales of cataract IOLs and cataract IOL injector parts, partially offset by increased sales of delivery systems. Changes in foreign currency unfavorably impacted other product sales by $0.1 million. Other product sales represented less than 1.0% of our total sales for fiscal year 2024.

Other product sales in 2023 decreased 80% from 2022, mainly due to decreased sales of cataract IOLs and cataract IOL injector parts and increased sales returns reserves related to cataract IOLs. Changes in foreign currency unfavorably impacted other product sales by $0.3 million. Other product sales represented 1.0% of our total sales for fiscal year 2023.

Gross Profit

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

				Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Gross profit	$239,582	$252,651	$223,383	(5.2)%	13.1%
Gross profit margin	76.3%	78.4%	78.5%

Gross profit for 2024 decreased 5.2% from 2023. Gross profit margin decreased to 76.3% of revenue for 2024 compared to 78.4% of revenue for 2023. The decrease in gross profit and gross profit margin was primarily due to the recognition of $3.9 million of cost of sales associated with our shipment of $27.5 million of ICLs to one of our distributors in China in the quarter ended December 27, 2024, for which we did not recognize revenue due to extended payment terms with the distributor. Gross profit and gross profit margin for fiscal 2024 were also negatively impacted by period costs associated with the expansion of the Company’s manufacturing capabilities in its Nidau, Switzerland facility, as well as the temporary idling of its U.S. manufacturing facility during the holiday season and for facility upgrades.

Gross profit for 2023 increased 13.1% from 2022. Gross profit margin increased to 78.4% of revenue for 2023 compared to 78.5% of revenue for 2022, due to reserves related to cataract IOLs and increased period costs associated with manufacturing expansion projects, offset by an increased mix of ICL sales, which carry a higher margin.

General and Administrative Expense

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
General and administrative expense	$89,898	$72,319	$54,742	24.3%	32.1%
Percentage of sales	28.6%	22.4%	19.2%

General and administrative expenses for 2024 increased 24.3% from 2023, due to increased outside services, facilities costs, salary-related and payroll tax expenses and bonus and stock-based compensation expenses.

General and administrative expenses for 2023 increased 32.1% from 2022, due to increased salary-related and payroll tax expenses, outside services, facilities costs, bonus and stock-based compensation expenses and Japan one-time employee benefits.

Selling and Marketing Expense

The following table presents our selling and marketing expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selling and marketing expense	$108,322	$107,834	$88,856	0.5%	21.4%
Percentage of sales	34.5%	33.4%	31.2%

Selling and marketing expenses for 2024 increased 0.5% from 2023, due to increased salary-related payroll tax expenses, trade shows and sales meeting expenses, costs and charges associated with the opening of our new EVO Experience Center, sales commission expenses and travel expenses, offset by decreased advertising and promotional activities.

Selling and marketing expenses for 2023 increased 21.4% from 2022, due to increased advertising and promotional activities, salary-related payroll tax expenses, sales commission expenses and travel expenses, partially offset by bonus and stock-based compensation expenses.

Research and Development Expense

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Research and development expense	$53,973	$44,401	$35,983	21.6%	23.4%
Percentage of sales	17.2%	13.8%	12.7%

Research and development expenses for 2024 increased 21.6% from 2023 due to increased salary-related and payroll tax expenses, purchases of in-process research and development related to external AI tools for measurement and lens size selection and outside services related to professional and medical education, partially offset by decreased clinical expenses associated with our U.S. post-approval clinical trials.

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

Other Income, Net

The following table presents our other income, net for the fiscal years presented (dollars in thousands):

				Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Other income, net	$3,559	$5,599	$1,750	(36.4)%	—	*
Percentage of sales	1.0%	1.7%	0.6%

* Denotes change is greater than +100%.

The change in other income, net for 2024 was due to increased foreign exchange losses (primarily Japanese Yen and euro) and lower interest income as a result of lower balances of investments available for sale. The change in other income, net for 2023 was due to increased interest income as a result of higher interest rates during 2023.

Other income, net generally relates to interest income earned on cash, cash equivalents and investments available for sale, interest expense on finance lease obligations, gains or losses on foreign currency transactions, and royalty income. The table below summarizes the year over year changes in other income, net (in thousands):

	Favorable (Unfavorable)
	2024 vs. 2023	2023 vs. 2022
Interest income, net	$(1,075)	$4,538
Foreign exchange	(1,766)	(202)
Royalty income	434	(730)
Other	367	243
Net change in other income, net	$(2,040)	$3,849

Provision for Income Taxes

The following table presents our provision for income taxes for the fiscal years presented (in thousands):

				Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Provision for income taxes	$11,156	$12,349	$5,887	(9.7)%	—	*
Effective tax rate	(123.2)%	36.6%	12.9%

* Denotes change is greater than +100%.

Our effective tax rates differ from the U.S. federal statutory rate of 21% for 2024, 2023 and 2022, respectively, primarily due to the income taxes generated in foreign jurisdictions and realizability of deferred tax assets. Also impacting our effective tax rates was a $4.5 million recapture of our U.S. valuation allowance in 2024, $3.3 million recapture of our U.S. valuation allowance in 2023 and a $0.9 million release of our U.S. valuation allowance in 2022. Also during 2024, we recognized $1.5 million of unrecognized benefits, including interest, related to uncertain tax positions taken by us. There were no unrecognized benefits related to uncertain tax positions taken by us in 2023 or 2022.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this Annual Report. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. If our anticipated future cash flow from operating activities is insufficient to satisfy our future capital requirements in the long-term, we may need to seek additional capital.

Our financial condition at December 27, 2024, December 29, 2023 and December 30, 2022 included the following (in thousands):

	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Cash and cash equivalents	$144,159	$183,038	$86,480	$(38,879)	$96,558
Investments available for sale	86,335	49,391	139,061	36,944	(89,670)
Total	$230,494	$232,429	$225,541	$(1,935)	$6,888

Current assets	$367,940	$365,269	$311,723	$2,671	$53,546
Current liabilities	$70,306	$65,036	$51,716	$5,270	$13,320
Working capital	$297,634	$300,233	$260,007	$(2,599)	$40,226

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

Our current liquidity and capital resources, as discussed above, will enable us to meet our known contractual obligations as of December 27, 2024 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Finance lease obligations (Note 8)*	$42	$42	$—	$—	$—
Operating lease obligations (Note 8)*	51,301	6,449	11,533	14,076	19,243
Pension benefit payments (Note 10)*	6,737	137	353	4,171	2,076
Asset retirement obligation (Note 12)*	42	28	—	14	—
Open purchase orders (Note 12)*	12,948	11,536	1,148	264	—
Total	$71,070	$18,192	$13,034	$18,525	$21,319

* Refer to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Overview of changes in cash and cash equivalents and other working capital accounts

The following table presents a summary of cash flows for the fiscal years presented (dollars in thousands):

	2024	2023	2022
Cash flows from:
Operating activities	$15,725	$14,594	$35,715
Investing activities	(59,217)	74,347	(156,376)
Financing activities	5,724	7,415	8,297
Effect of exchange rate changes	(1,111)	202	(862)
Net change in cash and cash equivalents	(38,879)	96,558	(113,226)
Cash and cash equivalents, at beginning of year	183,038	86,480	199,706
Cash and cash equivalents, at end of year	$144,159	$183,038	$86,480

For 2024, cash provided by operating activities consisted of $41.3 million in non-cash items primarily related to stock-based compensation expenses, partially offset by a $20.2 million net loss and $5.4 million in working-capital changes primarily related to the capitalization of cloud-based software and changes in inventories, partially offset by changes in accounts receivable. For 2023, cash provided by operating activities consisted of $34.1 million in non-cash items primarily related to stock-based compensation expenses and $21.3 million in net income, offset by $40.8 million in working-capital changes primarily related to changes in accounts receivable and inventories, partially offset by changes in other current liabilities. For 2022, cash provided by operating activities consisted of $39.7 million in net income and $24.9 million in non-cash items primarily related to stock-based compensation expenses, offset by $28.9 million in working-capital changes primarily related to changes in accounts receivable.

Since 2022 we decided to invest our cash in investments available for sale, in accordance with our investment policy. For 2024, cash used in investing activities resulted from $80.2 million in purchases of investments available for sale and $23.4 million in purchases of property, plant and equipment, partially offset from proceeds from the sale or maturity of investments available for sale of $44.4 million that was used to supplement working-capital. For 2023, cash provided by investment activities resulted from proceeds from the sale or maturity of investments available for sale of $144.8 million that was used to supplement working-capital, partially offset by $52.3 million in purchases of investments available for sale and $18.2 million in purchases of property, plant and equipment. For 2022, cash used in investment activities resulted from $155.7 million in purchases of investments available for sale and $18.1 million in purchases of property, plant and equipment, partially offset by $17.5 million of proceeds from the maturity of investments available for sale. Our investment in property, plant and equipment during 2024, 2023 and 2022, was primarily due to investments in manufacturing facilities.

For 2024, cash provided by financing activities of $5.7 million consisted primarily from the exercise of stock options of $7.4 million, partially offset by $1.5 million to repurchase employee common stock for taxes withheld. For 2023, cash provided by financing activities of $7.4 million consisted primarily from the exercise of stock options of $9.7 million, partially offset by $2.1 million to repurchase employee common stock for taxes withheld. For 2022, cash provided by financing activities of $8.3 million consisted primarily of proceeds from the exercise of stock options.

Accounts receivable, net was $77.9 million and $94.7 million at December 27, 2024 and December 29, 2023, respectively. Days’ Sales Outstanding (DSO) was 145 and 113 days for 2024 and 2023, respectively. As of December 27, 2024 and December 29, 2023, the Company’s China distributors accounted for 58% and 70%, respectively, of the Company’s consolidated trade receivables. During fiscal 2024, the Company’s China distributors increased their purchases in anticipation of higher procedural volumes during what is typically a summer “high season” in China. Due to dynamic macroeconomic conditions and other factors, the number of ICL procedures performed during the high season and the second half of 2024 overall was lower than expected. Accordingly, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory. Our distributor agreements typically provide for payment terms between 30 and 90 days. Our DSO was higher in 2024, in part, due to the higher levels of purchases by our China distributors during the year and the lower than anticipated procedural volumes. Our China distributors have made additional payments since December 27, 2024. Prior to adding a second China distributor in fiscal 2024, we had one distributor in China. The increase in DSO in 2023 was due to extended payment terms with our China distributor due to unfavorable foreign currency conditions at such time. We have solid relationships with our distributors in China, and we believe collectability for such accounts receivable balances are reasonably assured. We do not believe the increases in net accounts receivable reflect a trend, nor that it would have a material impact on cash flows as our available liquidity and capital resources had sufficient working capital despite the increases in net accounts receivable.

Inventories, net was $43.3 million and $35.1 million at December 27, 2024 and December 29, 2023, respectively. Days’ Inventory on Hand (DOH) was 194 and 142 days for 2024 and 2023, respectively, for finished goods, including consignment inventory. In fiscal 2023 and fiscal 2024, we increased our production and inventory to support anticipated sales growth of ICL products and to support quick and efficient delivery and fulfillment for surgical procedures. Increasing our inventory levels also helps mitigate risks associated with potential disruptions to our manufacturing and production process. We intend to continue to assess appropriate inventory levels, and during fiscal 2025, we expect to adjust our production output based on forecasted demand and optimize the level of inventory held by us and held by our distributors.

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

Foreign Exchange Rate Impact

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its suppliers or customers in the last three fiscal years has materially adversely affected our ability to purchase or sell products at agreed upon prices. However, currency exchange fluctuations do impact our net sales and results of operations as discussed under Item 7A. Quantitative and Qualitative Disclosures About Market Risk. No assurance can be given that adverse currency exchange rate fluctuations will not occur in the future, which could significantly affect our operating results. We do not currently hedge transactions to offset changes in foreign currency.

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

Foreign Currency Exchange Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results. Activities outside the U.S. accounted for approximately 94% of our total sales during 2024. The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our Consolidated Financial Statements, exposing us to translation risk. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations.

As our international subsidiaries operate in and are net recipients of currencies other than the U.S. dollar, our sales benefit from a weaker dollar and are reduced by a stronger dollar relative to major currencies worldwide (primarily, the euro and the Japanese yen). Accordingly, changes in exchange rates, and particularly the strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross profit as expressed in U.S. dollars. Fluctuations during any given reporting period result in the re-measurement of our foreign currency denominated cash, receivables, and payables, generating currency transaction gains or losses and are reported in total other income, net in our Consolidated Statements of Operations. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks include those set forth in Item 1A. “Risk Factors.”

We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Our sales in China, for example, are denominated in U.S. dollars. Our China distributors, who sell into China and Hong Kong, collectively accounted for approximately 51% of our consolidated net sales during fiscal 2024. If the U.S. dollar strengthens relative to the Chinese yuan, it becomes more expensive for our China distributor to purchase ICLs and to pay prior accounts receivable balances. In the event of significant foreign exchange volatility in the future, the Company may extend or modify payment or other terms with its customers to mitigate the potential impact on our sales.

ITEM 8. Financial Statements and Supplementary Data

Financial Statements and the Report of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of STAAR’s Chief Executive Officer, our principal executive officer (PEO), and Chief Financial Officer, our principal financial officer (PFO), which are required to be made by Rule 13a-14 or Rule 15d-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This item includes information concerning the controls and controls evaluation referred to in the certifications. This item should be read in conjunction with the certifications for a more complete understanding of the certifications.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Annual Report, our management carried out an evaluation, with the participation of our PEO and PFO, of the effectiveness of the disclosure controls and procedures of the Company. Based on that evaluation, our PEO and PFO concluded, as of December 27, 2024, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended December 27, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including our PEO and PFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and

15d-15(f)) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable, not absolute assurance, that its objectives will be achieved. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2024, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2024.

The report of BDO USA, P.C., our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting follows below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on Internal Control over Financial Reporting

We have audited STAAR Surgical Company’s (the “Company’s”) internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 27, 2024 and December 29, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2024, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Los Angeles, California

February 21, 2025

ITEM 9B. Other Information

During the quarter ended December 27, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Certain information required by Part III is omitted from this Annual Report because the Company will file a definitive proxy statement within 120 days after the close of its fiscal year ended December 27, 2024, pursuant to Regulation 14A (the “Proxy Statement”) for its 2025 annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers will be set forth in the Proxy Statement under the caption “Information Regarding Executive Officers,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Information regarding our directors and certain corporate governance and other matters will be set forth in the Proxy Statement under the captions “Proposal No. 1: Election of Directors,” “Information Regarding Director Nominees,” and “Corporate Governance,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of the Audit Committee, the Nominating and Governance Committee and the Compensation Committee of the Board are each posted in the Investors section of our website, www.staar.com, under the Investor Resources & FAQs tab, as a Corporate Governance Document.

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers, and employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or Controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted in the Investors section of our website, www.staar.com, under the Investor Resources & FAQs tab, as a Corporate Governance Document. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers thereunder granted to executive officers and directors, on our website within four business days of such amendment or waiver.

We have adopted an Insider Trading Policy that governs the purchase, sale, and other dispositions of our securities by directors, officers and employees, as well as by the Company itself. We believe our policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards applicable to us. The Insider Trading Policy is posted in the Investors section of our website, www.staar.com, under the Investor Resources & FAQs tab, as a Corporate Governance Document, and a copy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11. Executive Compensation

Information regarding compensation of our executives and directors will be set forth in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” and “Compensation of Directors,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the caption “Security Ownership of Principal Shareholders and Management,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Information regarding securities authorized for issuance under equity compensation plans will be set forth in the Proxy Statement under the caption “Equity Compensation Plan Information,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be set forth in the Proxy Statement under the captions “Review of Related Person Transactions,” and “Corporate Governance,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

ITEM 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth in the Proxy Statement under the caption “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services,” which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

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

10.3	#

Form of Executive Change in Control Agreement between the Company and certain officers (incorporated by Reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

10.4	#

Letter of the Company dated July 27, 2015 to Keith Holliday, Vice President, Research and Development, regarding compensation (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, for the period ended October 2, 2015, as filed with the Commission on November 4, 2015).

10.5	#

Letter of the Company dated September 11, 2017 to Scott Barnes, Chief Medical Officer, regarding compensation (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, for the year ended January 3, 2020, as filed with the Commission on February 26, 2020).

10.6	#

Letter of the Company dated June 30, 2020 to Patrick Williams, Chief Financial Officer, regarding compensation (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, for the period ended July 3, 2020, as filed with the Commission on August 5, 2020).

10.7	#

Employment Agreement effective January 1, 2023 by and between the Company and Thomas G. Frinzi, Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2022).

10.8	#

Letter of the Company dated March 24, 2023 to Magda Michna, Chief Clinical, Regulatory and Medical Affairs Officer, regarding compensation (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2023, as filed with the Commission on May 3, 2023).

10.9	#

Letter of the Company dated March 24, 2023 to Warren Foust, Chief Operating Officer, regarding compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 29, 2023).

10.10	#

Letter of the Company, dated October 24, 2023 to Nathaniel Sisitsky, General Counsel, regarding compensation (incorporated by Reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

10.11

Form of Distributorship Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2018, as filed with the Commission on August 1, 2018).

10.12

Standard Industrial/Commercial Multi-Tenant Lease-Gross dated April 5, 2000 entered into between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2000, as filed with the Commission on March 29, 2001).

10.13

Tenth Amendment of Lease dated May 13, 2022, by and between the Company and Oxford Spectrum Wilson LLC (incorporated by Reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

10.14

Tenancy Agreement dated June 13, 2019 between Einfache Gesellschaft Calderari & Schwab. and STAAR Surgical AG (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2019, as filed with the Commission on July 31, 2019).

10.15

Lease Agreement entered into on September 14, 2020 between Calderari & Schwab and STAAR Surgical AG (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2020).

10.16

Lease Agreement dated August 10, 2017 by and between the Company and 2000 Gold L.P. (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 29, 2017, as filed with the Commission on November 8, 2017).

10.17

First Amendment to Lease Agreement dated March 23, 2023 between the Company and 2000 Gold L.P. (incorporated by Reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

10.18

Lease Agreement commencing dated March 19, 2018 between the Company and Bukewihge Properties, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2018, as filed with the Commission on May 2, 2018).

10.19

First Amendment to Lease Agreement dated August 11, 2022 between the Company and Bukewihge Properties, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2022, as filed with the Commission on February 23, 2023).

10.20

Second Amendment to Lease Agreement dated November 15, 2023 between the Company and Bukewihge Properties, LLC (incorporated by Reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

10.21	#

STAAR Surgical Company Amended and Restated Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 21, 2024).

10.22	#

Amendment No. 1 to the STAAR Surgical Company Amended and Restated Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 21, 2024).

10.23	#

Form of Option Grant and Stock Option Agreement for employees (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2016, as filed with the Commission on March 2, 2017).

10.34	#

Form of Option Grant and Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2016, as filed with the Commission on March 2, 2017).

10.25	#

Form of Restricted Stock Unit Grant and Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2016, as filed with the Commission on March 2, 2017).

10.26	#

Form of Restricted Stock Award Grant and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2016, as filed with the Commission on March 2, 2017).

19.1	*	Insider Trading Policy.

21.1	*	List of Subsidiaries.

23.1	*	Consent of BDO USA, P.C.

31.1	*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Compensation Recoupment (Clawback) Policy (incorporated by Reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linked Documents.

104

The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2024, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Date: February 21, 2025	By:	/s/ THOMAS G. FRINZI
Thomas G. Frinzi
President, Chief Executive Officer and Chair of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS G. FRINZI	President, Chief Executive Officer and Chair of the Board, Director	February 21, 2025
Thomas G. Frinzi	(principal executive officer)

/s/ PATRICK F. WILLIAMS	Vice President, Chief Financial Officer	February 21, 2025
Patrick F. Williams	(principal accounting and financial officer)

/s/ ARTHER C. BUTCHER	Director	February 21, 2025
Arthur C. Butcher

/s/ STEPHEN C. FARRELL	Director	February 21, 2025
Stephen C. Farrell

/s/ WEI JIANG	Director	February 21, 2025
Wei Jiang

/s/ AIMEE S. WEISNER	Director	February 21, 2025
Aimee S. Weisner

/s/ ELIZABETH YEU	Director	February 21, 2025
Elizabeth Yeu

/s/ LILIAN ZHOU	Director	February 21, 2025
Lilian Zhou

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2024, December 29, 2023 and December 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company (the “Company”) as of December 27, 2024 and December 29, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2024 and December 29, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Income Tax Provision

As described in Notes 1 and 9 to the consolidated financial statements, the Company operates in multiple international markets and is subject to income taxes in the U.S. and numerous foreign jurisdictions. The tax provision is based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction and assessing the realizability of the deferred tax assets. In evaluating the Company’s ability to realize the deferred tax assets, management considers the positive and negative evidence, including the reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

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

Los Angeles, California

February 21, 2025

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 27, 2024 and December 29, 2023

(In thousands, except par value amounts)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$144,159	$183,038
Investments available for sale (amortized cost basis of $86,346 and $37,843 at December 27, 2024 and December 29, 2023, respectively)	86,335	37,688
Accounts receivable trade, net of allowance for credit losses of $32 and $191 at December 27, 2024 and December 29, 2023, respectively	77,897	94,704
Inventories, net	43,305	35,130
Prepayments, deposits and other current assets	16,244	14,709
Total current assets	367,940	365,269
Investments available for sale (amortized cost basis of $11,590 at December 29, 2023)	—	11,703
Property, plant and equipment, net	84,889	66,835
Finance lease right-of-use assets, net	37	183
Operating lease right-of-use assets, net	36,850	34,387
Goodwill	1,786	1,786
Deferred income taxes	788	5,190
Other assets	17,234	3,339
Total assets	$509,524	$488,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,704	$13,557
Obligations under finance leases	42	165
Obligations under operating leases	3,894	4,202
Allowance for sales returns	6,579	6,174
Other current liabilities	43,087	40,938
Total current liabilities	70,306	65,036
Obligations under finance leases	—	42
Obligations under operating leases	34,807	31,425
Deferred income taxes	297	1,077
Asset retirement obligations	42	103
Pension liability	6,737	5,055
Total liabilities	112,189	102,738
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 49,294 and 48,839 shares issued and outstanding at December 27, 2024 and December 29, 2023, respectively	493	488
Additional paid-in capital	471,449	436,947
Accumulated other comprehensive income (loss)	(7,031)	(4,113)
Accumulated deficit	(67,576)	(47,368)
Total stockholders’ equity	397,335	385,954
Total liabilities and stockholders’ equity	$509,524	$488,692

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 27, 2024, December 29, 2023 and December 30, 2022

(In thousands, except per share amounts)

	2024	2023	2022
Net sales	$313,901	$322,415	$284,391
Cost of sales	74,319	69,764	61,008
Gross profit	239,582	252,651	223,383
Selling, general and administrative expenses:
General and administrative	89,898	72,319	54,742
Selling and marketing	108,322	107,834	88,856
Research and development	53,973	44,401	35,983
Total selling, general and administrative expenses	252,193	224,554	179,581
Operating income (loss)	(12,611)	28,097	43,802
Other income, net:
Interest income, net	5,911	6,986	2,448
Loss on foreign currency transactions	(3,675)	(1,909)	(1,707)
Royalty income	508	74	804
Other income, net	815	448	205
Total other income, net	3,559	5,599	1,750
Income (loss) before income taxes	(9,052)	33,696	45,552
Provision for income taxes	11,156	12,349	5,887
Net income (loss)	$(20,208)	$21,347	$39,665
Net income (loss) per share:
Basic	$(0.41)	$0.44	$0.83
Diluted	$(0.41)	$0.43	$0.80
Weighted average shares outstanding:
Basic	49,125	48,523	47,987
Diluted	49,125	49,427	49,380

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 27, 2024, December 29, 2023 and December 30, 2022

(In thousands)

	2024	2023	2022
Net income (loss)	$(20,208)	$21,347	$39,665
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(1,830)	(3,946)	6,509
Reclassification into other income (expense), net	(77)	(357)	187
Investments available for sale:
Change in unrealized gain (loss)	28	363	(406)
Reclassification into other income (expense), net	3	—	—
Foreign currency translation loss	(1,775)	(1,095)	(2,090)
Tax effect	733	766	4
Other comprehensive income (loss), net of tax	(2,918)	(4,269)	4,204
Comprehensive income (loss)	$(23,126)	$17,078	$43,869

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 27, 2024, December 29, 2023 and December 30, 2022

(In thousands)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre-hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 31, 2021	47,716	$477	$373,519	$(4,048)	$(108,380)	$261,568
Net income	—	—	—	—	39,665	39,665
Other comprehensive income	—	—	—	4,204	—	4,204
Common stock issued upon exercise of options	427	4	8,418	—	—	8,422
Stock-based compensation	—	—	22,252	—	—	22,252
Unvested restricted stock	7	—	—	—	—	—
Vested restricted and performance stock units	62	1	—	—	—	1
Balance, at December 30, 2022	48,212	482	404,189	156	(68,715)	336,112
Net income	—	—	—	—	21,347	21,347
Other comprehensive loss	—	—	—	(4,269)	—	(4,269)
Common stock issued upon exercise of options	518	5	9,667	—	—	9,672
Stock-based compensation	—	—	25,188	—	—	25,188
Repurchase of employee common stock for taxes withheld	(35)	—	(2,097)	—	—	(2,097)
Unvested restricted stock	14	—	—	—	—	—
Vested restricted and performance stock units	130	1	—	—	—	1
Balance, at December 29, 2023	48,839	488	436,947	(4,113)	(47,368)	385,954
Net loss	—	—	—	—	(20,208)	(20,208)
Other comprehensive loss	—	—	—	(2,918)	—	(2,918)
Common stock issued upon exercise of options	315	3	7,389	—	—	7,392
Stock-based compensation	—	—	28,618	—	—	28,618
Repurchase of employee common stock for taxes withheld	(44)	—	(1,505)	—	—	(1,505)
Unvested restricted stock	16	—	—	—	—	—
Forfeited restricted stock	(5)	—	—	—	—	—
Vested restricted and performance stock units	173	2	—	—	—	2
Balance, at December 27, 2024	49,294	$493	$471,449	$(7,031)	$(67,576)	$397,335

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 27, 2024, December 29, 2023 and December 30, 2022

(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(20,208)	$21,347	$39,665
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	6,891	5,111	4,481
Amortization of intangibles	—	13	28
Impairment of intangibles	—	154	—
Accretion/amortization of investments available for sale	(1,091)	(2,501)	(1,198)
Deferred income taxes	3,590	3,264	(2,254)
Change in net pension liability	26	(956)	53
Loss on disposal of property and equipment	1,694	73	65
Stock-based compensation expense	27,210	23,516	20,371
Change in asset retirement obligation	(53)	(102)	47
Provision for sales returns and credit losses	286	663	913
Inventory provision	2,782	4,851	2,423
Changes in working capital:
Accounts receivable	16,493	(32,760)	(19,601)
Inventories	(10,000)	(14,361)	(7,943)
Prepayments, deposits, and other assets	(15,363)	(3,413)	(2,549)
Accounts payable	75	(701)	1,805
Other current liabilities	3,393	10,396	(591)
Net cash provided by operating activities	15,725	14,594	35,715
Cash flows from investing activities:
Acquisition of property and equipment	(23,394)	(18,188)	(18,108)
Purchase of investments available for sale	(80,240)	(52,313)	(155,748)
Proceeds from maturity of investments available for sale	43,103	143,548	17,121
Proceeds from sale of investments available for sale	1,314	1,300	359
Net cash provided by (used in) investing activities	(59,217)	74,347	(156,376)
Cash flows from financing activities:
Repayment of finance lease obligations	(165)	(161)	(126)
Repurchase of employee common stock for taxes withheld	(1,505)	(2,097)	—
Proceeds from the exercise of stock options	7,392	9,672	8,422
Proceeds from vested restricted stock	2	1	1
Net cash provided by financing activities	5,724	7,415	8,297
Effect of exchange rate changes on cash and cash equivalents	(1,111)	202	(862)
Increase (decrease) in cash and cash equivalents	(38,879)	96,558	(113,226)
Cash and cash equivalents, at beginning of year	183,038	86,480	199,706
Cash and cash equivalents, at end of year	$144,159	$183,038	$86,480

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

As of December 27, 2024, the Company’s significant subsidiaries consisted of:

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

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks. Fiscal years 2024, 2023 and 2022 are based on a 52-week period.

Segment Reporting

The Company adopted Accounting Standards Update (“ASU”) 2023-07 as of the beginning of fiscal 2024. The Company operates in one reportable segment, ophthalmic surgical product segment, as all of the Company’s sales are generated from ophthalmic surgical products. The accounting policies for of the ophthalmic surgical product segment are the same as those described in Note 1 of the Consolidated Financial Statements.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President. The CODM assesses performance for the ophthalmic surgical product segment by comparing actual results to forecasts and decides how to allocate resources, i.e., headcount and compensation, based on net income or on operating results, if a net loss, that is reported on the Consolidated Statements of Operations.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

See “Note 1 – Organization and Description of Business and Accounting Policies – Concentration of Credit Risk and Sales,” “Note 16 – Disaggregation of Revenues, Geographic Sales and Product Sales” and “Note 17 – Geographic Assets” for specific information regarding the Company’s sales and long-lived assets.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

Assets and liabilities of STAAR Japan are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. Net foreign translation gain (loss) was as follows (in thousands):

	Years Ended
	2024	2023	2022
Foreign currency translation loss(1)	$(1,775)	$(1,095)	$(2,090)
Loss on foreign currency transactions(2)	(3,675)	(1,909)	(1,707)

(1) Shown as a separate line item on the Consolidated Statements of Comprehensive Income (Loss).

(2) Shown as a separate line item on the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances in deposits and money market accounts held at banks and financial institutions with original maturities of three months or less. Such balances generally exceed the federal insurance limits; however, the Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal. The book value of money market accounts approximates fair value and are classified as Level 1.

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

Revenue Recognition

The Company recognizes revenue when its contractual performance obligations with customers are satisfied and collectability is reasonably assured. The Company’s performance obligations are generally limited to single sales orders with product shipping to the customer within a month of receipt of the sales order. Substantially all of the Company’s revenues are recognized at a point-in-time when control of its products transfers to the customer, which is typically upon shipment (as discussed below). Payment for product sales is typically collected within a short period following transfer of control of product. The Company presents sales tax and similar taxes it collects from its customers on a net basis (excluded from revenues).

From time to time, the Company consigns or ships inventory to third parties outside the United States in advance of anticipated demand. While the Company does not recognize revenue on shipment of consigned inventory, the Company believes it can help address challenges and delays associated with importation and logistics. Further, the Company believes that increasing the amount of product in-country can mitigate potential impacts from geopolitical risk and tariff changes.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Revenue Recognition (Continued)

Historically, the Company marketed and sold cataract IOLs and related injectors and injector parts. The Company phased out sales of such products in fiscal 2023, and it did not sell any such products in fiscal 2024. Sales of such products involved sales by the Company of injector parts to an unrelated customer and supplier (collectively referred to as “supplier”) whereby these injector part sales were either made as a final sale to the supplier or, were sold to be combined with an acrylic cataract IOL by the supplier into finished goods inventory (a preloaded acrylic cataract IOL). These finished goods were then sold back to the Company at an agreed upon, contractual price. The Company made a profit margin on either type of sale with the supplier and each type of sale was made under separate purchase and sales orders between the two parties resulting in cash settlement for the orders sold or repurchased. For parts that were sold as a final sale, the Company recognized a sale, and those sales were classified as other product sales in total net sales. For the injector parts that were sold to be combined with an acrylic cataract IOL into finished goods, the Company recorded the transaction at its carrying value deferring any profit margin as contra-inventory, until the finished goods inventory was sold to an end-customer (not the supplier) at which point the Company recognized revenues.

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

•
Non-consignment Sales – The Company recognizes revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for STAAR Japan, which is typically recognized when the customer receives the product. The Company does not have significant deferred revenues as of December 27, 2024, December 29, 2023 and December 30, 2022, as delivery to the customer is generally made within the same or the next day of shipment. In December 2024, the Company shipped a $27.5 million order of ICLs to one of its distributors in China. The distributor requested extended payment terms, and the Company agreed. As these payment terms were significantly longer than the terms included in the Company’s distributor agreement, management determined that collectability was not probable, and the Company did not recognize the revenue associated with the shipment in the quarter ended December 27, 2024. However, as the shipment was received by the distributor, and control of the product passed to the distributor, the cost of the inventory was charged to cost of sales in the quarter ended December 27, 2024. Revenue for this order will not be recognized until payments are received from the distributor, at which point the collectability concern is alleviated.
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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

	Years Ended
	2024	2023	2022
Marketing and support services related to strategic cooperation agreements	$3,342	$1,891	$1,662

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and the shipments made by the Company to that customer, there is no remaining performance obligation by the Company to the customer. Accordingly, there are no deferred revenues associated with these types of arrangements as of December 27, 2024, December 29, 2023 and December 30, 2022.

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

Concentration of Credit Risk and Sales

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. As of December 27, 2024 and December 29, 2023, the Company’s China distributors accounted for 58% and 70%, respectively, of the Company’s consolidated trade receivables. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, taken together, have not exceeded management’s expectations.

The Company’s China distributors accounted for 51%, 58% and 52% of the Company’s consolidated net sales for the years ended 2024, 2023 and 2022, respectively.

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

	2024	2023
Estimated returns - inventory(1)	$853	$818
Allowance for sales returns	6,579	6,174

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

Investments AFS are measured at fair value and its unrealized gains and losses reported net of the allowance for credit losses and applicable income taxes, are recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The cost of investments AFS is adjusted for amortization of premiums and accretion of discounts to maturity. Interest earned, including amortization of premiums and accretion of discounts recognized, is included in interest income (expense) on the Consolidated Statements of Operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.

The Company recognizes impairment of a debt security for which there has been a decline in fair value below amortized cost if management intends to sell the security, or it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. Impairment related to credit losses is recognized in other income (expense) on the Consolidated Statements of Operations. Any portion of impairment not related to credit losses is recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation on property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the assets as noted below. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related expected lease term. Major improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred.

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

Goodwill

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing. The Company performed its annual impairment test and determined that its goodwill was not impaired. As of December 27, 2024 and December 29, 2023, the carrying value of goodwill was $1,786,000.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Long-Lived Assets

The Company reviews property, plant, and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long-lived assets was conducted as of December 27, 2024 and December 29, 2023 and no impairment was identified.

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

	Years Ended
	2024	2023	2022
Amortization expense	$—	$13	$28

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

As of December 27, 2024 and December 29, 2023, the Company recognized $15,763,000 and $2,406,000, respectively, of net capitalized cloud-based software implementation costs related to several systems, including enterprise resource planning and customer relationship management systems, recorded within Other assets on the Consolidated Balance Sheets. As of December 27, 2024, these assets are not currently placed into service. These assets are expected to be placed into service throughout 2025. No amortization of capitalized cloud-based software implementation costs was recognized during the years ended 2024 and 2023.

Lease Accounting

The Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months on the Consolidated Balance Sheets. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

Vendor Concentration

There was one vendor that accounted for over 10% of the Company’s consolidated accounts payable as of December 27, 2024. There were no vendors that accounted for over 10% of the Company’s consolidated accounts payable as of December 29, 2023.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Advertising Costs

Advertising costs, which are included in selling and marketing expenses, are expensed as incurred, and were as follows (in thousands):

	Years Ended
	2024	2023	2022
Advertising costs	$34,084	$46,680	$37,918

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

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

Basic and Diluted Net Income (Loss) Per Share

The Company has only one class of common stock and no participating securities which would require the two-class method of calculating basic earnings per share. Basic per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period, net of unvested stock-based awards. Diluted per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period, adjusted for the effects of potentially dilutive securities using the treasury stock method. When the Company incurs a net loss, the number of diluted shares is equal to the number of basic shares. Potentially dilutive securities include the Company’s outstanding stock-based awards. As of December 27, 2024, the Company had outstanding grants of stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). Stock options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock, are not included in the treasury stock method calculation for diluted net income (loss) per share.

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

Stock-Based Compensation

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan provides the Company with the ability to grant various types of stock-based awards to executive officers, employees, consultants and members of its Board of Directors (the “Board”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, RSUs, and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of December 27, 2024, the Company had outstanding grants of stock options, restricted stock awards, RSUs and PSUs.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) on the Consolidated Balance Sheets and the Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income (loss) includes, in addition to the net income (loss), changes in equity that are excluded from the Consolidated Statements of Operations and are recorded directly into a separate section of stockholders’ equity on the Consolidated Balance Sheets. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the years ended December 27, 2024, December 29, 2023 and December 30, 2022 (in thousands):

	Foreign Currency Translation	Investments Available for Sale	Defined Benefit Pension Plan – Japan	Defined Benefit Pension Plan – Switzerland	Accumulated Other Com-prehensive Income (Loss)
Balance, at December 31, 2021	$(88)	$—	$192	$(4,152)	$(4,048)
Other comprehensive income (loss)	(2,090)	(406)	(11)	6,707	4,200
Tax effect	631	70	3	(700)	4
Balance, at December 30, 2022	(1,547)	(336)	184	1,855	156
Other comprehensive income (loss)	(1,095)	363	(182)	(4,121)	(5,035)
Tax effect	345	(64)	54	431	766
Balance, at December 29, 2023	(2,297)	(37)	56	(1,835)	(4,113)
Other comprehensive income (loss)	(1,775)	31	16	(1,923)	(3,651)
Tax effect	542	(5)	(5)	201	733
Balance, at December 27, 2024	$(3,530)	$(11)	$67	$(3,557)	$(7,031)

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740).” ASU 2023-09 improves the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. It also includes certain other amendments to improve the effectiveness of income tax disclosures regarding (a) income or loss from continuing operations disaggregated between domestic and foreign and (b) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 at the beginning of fiscal year 2025. The Company is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will adopt ASU 2024-03 at the beginning of fiscal year 2026. The Company is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 — Investments Available for Sale

During 2022, the Company started to invest its cash in investments AFS, in accordance with its investment policy. Investments AFS and the related fair value measurement consisted of the following (dollars in thousands):

	December 27, 2024
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$21,466	$4	$(2)	$21,468	$—	$21,468
Certificates of deposit	1,997	—	—	1,997	—	1,997
U.S. Treasury securities	11,356	3	(4)	11,355	11,355	—
Corporate debt securities	51,527	14	(26)	51,515	—	51,515
Total investments AFS	$86,346	$21	$(32)	$86,335	$11,355	$74,980

	December 29, 2023
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$7,720	$9	$—	$7,729	$—	$7,729
Certificates of deposit	3,716	4	—	3,720	—	3,720
U.S. Treasury securities	23,036	3	(56)	22,983	22,983	—
U.S. agency securities	3,423	—	(4)	3,419	—	3,419
Corporate debt securities	11,538	12	(10)	11,540	—	11,540
Total investments AFS	$49,433	$28	$(70)	$49,391	$22,983	$26,408

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

The Company assessed each debt security (see Note 1 for information on composition of the portfolio) in a gross unrealized loss position to determine whether the decline in fair value below amortized cost was a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the debt security, the Company’s intent to sell and whether it is more-likely-than-not that the Company will not be required to sell the debt security before the recovery of the amortized cost basis. There has been no allowance for expected credit losses recorded for the years ended 2024, 2023 and 2022.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of December 27, 2024
	Within one year	After one year through five years	Total
Commercial paper	$21,468	$—	$21,468
Certificates of deposit	1,997	—	1,997
U.S. Treasury securities	11,355	—	11,355
Corporate debt securities	51,515	—	51,515
Total investments AFS	$86,335	$—	$86,335

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

During 2024, several of the Company’s investments AFS with an aggregate fair value of $1,314,000 were subject to early redemption. The Company recognized a gain upon redemption of $3,000 for the year ended 2024. During 2023 and 2022, two of the Company’s investments AFS were the subject of a downgraded credit rating. The Company sold its investments of $1,300,000 and $359,000 during 2023 and 2022, respectively, in aggregate securities following the downgrade. The Company recognized a realized loss upon sale of less than $1,000 for the years ended 2023 and 2022.

Note 3 — Accounts Receivable Trade, Net

Accounts receivable trade, net consisted of the following (in thousands):

	2024	2023
Domestic	$2,661	$2,009
Foreign	75,268	92,886
Total accounts receivable trade, gross	77,929	94,895
Less allowance for credit losses	(32)	(191)
Total accounts receivable trade, net	$77,897	$94,704

Note 4 — Inventories, Net

Inventories, net consisted of the following (in thousands):

	2024	2023
Raw materials and purchased parts	$9,705	$9,766
Work in process	8,168	5,722
Finished goods	26,710	23,150
Total inventories, gross	44,583	38,638
Less inventory reserves	(1,278)	(3,508)
Total inventories, net	$43,305	$35,130

Note 5 — Prepayments, Deposits and Other Current Assets

Prepayments, deposits and other current assets consisted of the following (in thousands):

	2024	2023
Prepayments and deposits	$7,887	$5,924
Prepaid rent	2,910	292
Prepaid insurance	2,432	2,314
Prepaid marketing	670	2,141
Consumption tax receivable	6	820
Value added tax (VAT) receivable	1,359	2,456
Other(1)	980	762
Total prepayments, deposits and other current assets	$16,244	$14,709

(1) No individual category in “other” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	2024	2023
Machinery and equipment	$46,113	$30,874
Computer equipment and software	12,976	8,495
Furniture and fixtures	7,627	4,122
Leasehold improvements	19,766	10,780
Construction in process	32,014	40,364
Total property, plant and equipment, gross	118,496	94,635
Less accumulated depreciation	(33,607)	(27,800)
Total property, plant and equipment, net	$84,889	$66,835

Construction in process primarily consists of the build out and validation of machinery and equipment.

The Company recorded depreciation expense in the following categories as follows (in thousands):

	Years Ended
	2024	2023	2022
Cost of sales	$2,518	$1,405	$1,167
General and administrative	2,917	1,912	1,943
Selling and marketing	626	1,095	630
Research and development	683	548	581
Total depreciation expense	$6,744	$4,960	$4,321

Loss on disposal of property, plant and equipment was as follows (in thousands):

	Years Ended
	2024	2023	2022
Loss on disposal of property, plant and equipment	$1,694	$73	$65

The loss recognized for the year ended 2024 consisted primarily of an asset that is no longer in use and was recorded in selling and marketing expense on the Consolidated Statements of Operations.

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	2024	2023
Accrued salaries and wages	$16,140	$12,519
Accrued bonuses	1,300	3,456
Accrued insurance	2,701	2,315
Income taxes payable	6,547	10,848
Marketing obligations	2,699	1,874
Other(1)	13,700	9,926
Total other current liabilities	$43,087	$40,938

(1) No individual category in “Other” exceeds 5% of the other current liabilities.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 — Leases

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

	2024	2023
Computer equipment and software	$2	$6
Furniture and fixtures	475	475
Finance lease ROU assets, gross	477	481
Less accumulated depreciation	(440)	(298)
Finance lease ROU assets, net	$37	$183

Current finance lease obligations	$42	$165
Long-term finance lease obligations	—	42
Total finance lease liability	$42	$207
Weighted-average remaining lease term (in years)	0.3	1.3
Weighted-average discount rate	4.25%	4.24%

Supplemental cash flow information related to finance leases consisted of the following (in thousands):

	Years Ended
	2024	2023	2022
Amortization of finance lease ROU asset	$147	$151	$160
Interest on finance lease liabilities	6	12	17
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows	6	12	17
Financing cash flows	165	161	126

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 — Leases (Continued)

Operating Leases (Continued)

Supplemental balance sheet information related to operating leases consisted of the following (dollars in thousands):

	2024	2023
Machinery and equipment	$758	$735
Computer equipment and software	446	446
Real property	47,648	40,869
Operating lease ROU assets, gross	48,852	42,050
Less accumulated depreciation	(12,002)	(7,663)
Operating lease ROU assets, net	$36,850	$34,387

Current operating lease obligations	$3,894	$4,202
Long-term operation lease obligations	34,807	31,425
Total operating lease liability	$38,701	$35,627
Weighted-average remaining lease term (in years)	7.1	7.3
Weighted-average discount rate	5.98%	5.48%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended
	2024	2023	2022
Operating lease cost	$8,574	$5,239	$4,473
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	6,016	4,875	4,171
ROU assets obtained in exchange for new operating lease liabilities	8,385	8,498	2,860

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year are as follows (in thousands):

Year Ended	Operating Leases	Finance Leases
2025	$6,449	$42
2026	4,486	—
2027	7,047	—
2028	6,998	—
2029	7,078	—
Thereafter	19,243	—
Total minimum lease payments, including interest	$51,301	$42
Less amounts representing interest	(12,600)	—
Total lease liability	$38,701	$42

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Income Taxes

Provision for Income Taxes

Income (loss) from continuing operations before provision for income taxes was as follows (in thousands):

	Years Ended
	2024	2023	2022
Domestic	$(52,859)	$(46,388)	$(25,366)
Foreign	43,807	80,084	70,918
Income (loss) before income taxes	$(9,052)	$33,696	$45,552

The provision for income taxes consisted of the following (in thousands):

	Years Ended
	2024	2023	2022
Current tax provision:
U.S. federal	$—	$—	$—
State	27	21	—
Foreign	7,539	9,064	8,141
Total current provision	7,566	9,085	8,141
Deferred tax provision (benefit):
U.S. federal	3,738	3,306	(1,821)
State	137	12	82
Foreign	(285)	(54)	(515)
Total deferred provision (benefit)	3,590	3,264	(2,254)
Provision for income taxes	$11,156	$12,349	$5,887

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate was as follows (dollars in thousands):

	Years Ended
	2024	2023	2022
	Amount	Amount	Amount
Income (loss) before income taxes	$(9,052)	$33,696	$45,552
Income tax expense:
Taxes at federal statutory tax rate	(1,901)	7,076	9,566
State taxes, net of federal income tax benefit	(330)	440	3,673
Equity compensation	2,237	1,035	(331)
Foreign rate differential	(3,902)	(7,611)	(6,997)
Foreign income inclusion	9,659	16,922	14,583
Net operating loss adjustments	—	—	532
Valuation allowance	4,060	(4,233)	(15,560)
Tax credits	(277)	(930)	(39)
Return to provision adjustment	100	(284)	314
Uncertain tax positions	1,450	—	—
Non-deductible expenses	163	134	108
Other	(103)	(200)	38
Total income tax expense	$11,156	$12,349	$5,887
Effective tax rate	(123.2)%	36.6%	12.9%

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Income Taxes (Continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows (in thousands):

	2024	2023
Deferred tax assets:
Accrued expenses	$1,230	$1,435
Stock-based compensation	6,103	4,010
Operating lease liability	6,466	6,162
Net operating loss and other credit carryforwards	44,083	44,998
Other deferred tax assets	2,776	2,376
Gross deferred tax assets	60,658	58,981
Valuation allowance	(46,804)	(42,744)
Total deferred tax assets	$13,854	$16,237
Deferred tax liabilities:
Property, plant, equipment and intangibles	$(5,976)	$(4,222)
Operating lease ROU assets	(6,066)	(6,019)
Foreign taxes	(1,321)	(1,883)
Total deferred tax liabilities	(13,363)	(12,124)
Total net deferred tax assets	$491	$4,113

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future income and tax planning strategies in making this assessment. In addition, management considers all other available positive and negative evidence in its analysis. This includes existing profits in foreign jurisdiction as well as projected future profits. Under the incremental cash tax savings approach, the total net deferred assets represent the Company’s net cash tax savings and benefit at December 27, 2024.

Under the incremental cash tax savings approach, the deferred tax asset valuation allowance activity was as follows (in thousands):

	Years Ended
	2024	2023	2022
Balance at beginning of period	$(42,744)	$(46,977)	$(62,860)
Release (recapture) due to incremental cash tax savings	(4,456)	(3,318)	910
Current year change due to deferred tax asset realization	396	7,551	14,973
Balance at end of period	$(46,804)	$(42,744)	$(46,977)

As of December 27, 2024, the Company had U.S. net operating loss (“NOL”) carryforwards consisting of the following (in thousands):

	2024	Expiration Date
Pre-2018 federal NOL carryforwards	$49,783	will begin to expire in 2027
Post-2018 federal NOL carryforwards	124,895	indefinite
State NOL carryforwards	54,184	will begin to expire in 2025
Post-2020 State NOL carryforwards that follow the federal NOL	2,297	indefinite

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Income Taxes (Continued)

Deferred Tax Assets and Liabilities (Continued)

As of December 27, 2024, the Company had U.S. tax credit carryforwards consisting of the following (in thousands):

	2024	Expiration Date
Federal credit carryforwards	$2,056	will begin to expire in 2030
State research tax credit carryforwards	916	indefinite
Federal foreign tax credit carryforwards	2,013	will begin to expire in 2028

The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following tax years remain subject to examination:

Significant jurisdictions	Open Years
U.S. Federal	2021 – 2023
U.S. States	2020 – 2023
Foreign	2020 – 2023

In various jurisdictions, years prior to 2020 remain open solely for the purposes of examination of the Company’s NOL and credit carryforwards.

Tax Holiday

The Company operates under a tax holiday in Switzerland from 2020 through 2029, which consists of two consecutive five year periods: 2020 - 2024 and 2025 - 2029. The tax holiday is conditional upon the Company meeting specific activity and investment requirements as outlined by the Swiss Tax Authorities. The impact of this tax holiday is as follows (in thousands, except per share amounts):

	Years Ended
	2024	2023	2022
Tax impact related to tax holidays	$4,466	$8,683	$7,394
Impact of tax holidays on diluted earnings (loss) per share	$0.09	$0.17	$0.15

Uncertain Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest, are included in other current liabilities as income taxes payable, is as follows (in thousands):

Year Ended
2024
Balance at beginning of period	$—
Increases (decreases) - tax positions in prior period	910
Increases (decreases) - tax positions in current period	—
Balance at end of period	$910

Interest of $540,000 was recognized for the year ended 2024 related to the 2024 uncertain tax positions. The Company expects a reduction of these uncertain tax positions within the next twelve months. There were no uncertain tax positions in 2023 or 2022.

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

The following table shows the changes in the benefit obligation and plan assets and the Swiss Plan’s funded status (in thousands):

	2024	2023
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$21,965	$21,463
Service cost	1,233	916
Interest cost	340	413
Participant contributions	979	863
Benefits deposited (paid)	(851)	(7,101)
Actuarial (gain) loss	692	5,411
Prior service credit	(313)	—
Projected benefit obligation, end of period	$24,045	$21,965
Change in Plan Assets:
Plan assets at fair value, beginning of period	$17,381	$20,709
Actual return on plan assets (including foreign currency impact)	(942)	1,922
Employer contributions	1,123	988
Participant contributions	979	863
Benefits deposited (paid)	(851)	(7,101)
Plan assets at fair value, end of period	$17,690	$17,381
Funded status (pension liability), end of year(1)	$(6,355)	$(4,584)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial loss on plan assets	$(1,364)	$(38)
Actuarial loss on benefit obligation	(5,997)	(5,378)
Actuarial gain recognized in current year	1,952	1,849
Prior service credit	1,242	1,122
Effect of curtailments	610	610
Accumulated other comprehensive income (loss)	$(3,557)	$(1,835)
Accumulated benefit obligation at year end	$(22,540)	$(20,729)

(1) The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Employee Benefit Plans (Continued)

Defined Benefit Plan – Switzerland (Continued)

Net periodic pension cost associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2024	2023	2022
Service cost(1)	$1,233	$916	$1,133
Interest cost(2)	340	413	82
Expected return on plan assets(2)	(540)	(452)	(494)
Prior service credit(2),(3)	(179)	(179)	(179)
Actuarial loss recognized in current period(2),(3)	117	—	390
Net periodic pension cost	$971	$698	$932

(1) Recognized in selling general and administrative expenses on the Consolidated Statements of Operations.

(2) Recognized in other income, net, on the Consolidated Statements of Operations.

(3) Amounts reclassified from accumulated other comprehensive income (loss).

Changes in other comprehensive income (loss), net of tax, associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2024	2023	2022
Current year actuarial gain (loss) on plan assets	$(1,326)	$1,316	$(432)
Current year actuarial gain (loss) on benefit obligation	(619)	(4,847)	6,251
Actuarial gain recorded in current year	103	2	348
Prior service credit	120	(161)	(160)
Change in other comprehensive gain (loss)	$(1,722)	$(3,690)	$6,007

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated using the following assumptions:

	2024	2023
Discount rate	1.0%	1.5%
Salary increases	2.5%	2.5%
Expected return on plan assets	3.0%	3.0%
Expected average remaining working lives in years	9.8	9.5

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

The table below sets forth the fair value of Plan assets at December 27, 2024 and December 29, 2023, and the related activity in years ended 2024 and 2023 (in thousands):

Insurance Contracts (Level 3)
Ending balance at December 30, 2022	$20,709
Actual return on plan assets	1,922
Purchases, sales, and settlement	(5,250)
Ending balance at December 29, 2023	$17,381
Actual return on plan assets	(942)
Purchases, sales, and settlement	1,251
Ending balance at December 27, 2024	$17,690

During fiscal year 2025, the Company expects to make cash contributions totaling approximately $1,224,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Year Ended	Amount
2025	$80
2026	107
2027	131
2028	3,681
2029	334
Thereafter	2,022
Total	$6,355

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

The funded status of the benefit plan was as follows (in thousands):

	2024	2023
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$471	$1,181
Service cost	56	60
Interest cost	3	3
Actuarial (gain) loss	(40)	8
Benefits paid	(60)	(705)
Foreign exchange adjustment	(48)	(76)
Projected benefit obligation, end of period	$382	$471
Change in Plan Assets:
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—
Funded status (pension liability), end of year(1)	$(382)	$(471)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial loss	$(25)	$(28)
Prior service cost	3	3
Settlement	(102)	(106)
Curtailment	(2)	(2)
Net gain (loss)	193	189
Accumulated other comprehensive income	$67	$56
Accumulated benefit obligation at year end	$(368)	$(446)

(1) The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

Net periodic pension cost associated with the Japan Plan included the following components (in thousands):

	Years Ended
	2024	2023	2022
Service cost(1)	$56	$60	$116
Interest cost(2)	3	3	2
Prior service credit(2),(3)	(5)	(14)	(24)
Settlement gain(2),(3)	(10)	(160)	—
Curtailment gain(2),(3)	—	(4)	—
Net periodic pension cost	$44	$(115)	$94

(1) Recognized in selling general and administrative expenses on the Consolidated Statements of Operations.

(2) Recognized in other income, net, on the Consolidated Statements of Operations.

(3) Amounts reclassified from accumulated other comprehensive income (loss).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Employee Benefit Plans (Continued)

Defined Benefit Plan-Japan (Continued)

Changes in other comprehensive income (loss), net of tax, associated with the Japan Plan include the following components (in thousands):

	Years Ended
	2024	2023	2022
Amortization of actuarial loss	$3	$2	$5
Prior service cost	—	(1)	(2)
Actuarial income (loss) recorded in current year	4	(21)	(11)
Settlement	4	(106)	—
Curtailment loss	—	(2)	—
Change in other comprehensive income (loss)	$11	$(128)	$(8)

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated using the following assumptions:

	2024	2023
Discount rate	0.9%	0.8%
Salary increases	5.0%	4.8%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	4.9	6.0

The discount rates are based on the yield curve of corporate bonds rated AA or higher. The salary increase average rate was based on the Company’s best estimate of future increases over time.

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Year Ended	Amount
2025	$57
2026	58
2027	57
2028	64
2029	92
Thereafter	54
Total	$382

Defined Contribution Plan

The Company has a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in the U.S. During the year ended December 27, 2024, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to $23,000 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations (with a $7,500 annual catch-up contribution permitted for those over 50 years old). The Company’s contribution percentage is 80% of the employee’s contribution up to the first 6% of the employee’s compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan. The Company’s contributions, net of forfeitures, to the 401(k) Plan were as follows (in thousands):

	Years Ended
	2024	2023	2022
Employer contributions, net of forfeitures	$3,379	$2,720	$2,004

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, RSUs, and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of December 27, 2024, the Company had outstanding grants of stock options, restricted stock awards, RSUs and PSUs.

Stock options granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board, and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 15, 2023, the Company’s stockholders approved a proposal to increase the number of shares that may be issued pursuant to stock-based awards granted under the Equity Plan, which increased the share pool by 2,170,000 shares. On June 19, 2024, the Company’s stockholders approved a proposal to increase the number of shares that may be issued pursuant to stock-based awards granted under the Equity Plan, which increased the share pool by 2,600,000 shares. As a result of such increases, a total of 22,805,000 shares may be issued pursuant to stock-based awards granted under the Equity Plan. As of December 27, 2024, there were 3,438,028 shares available for grants of stock-based awards under the Equity Plan.

Stock-Based Compensation

The following table represents the fair value of stock-based compensation granted during the year ended 2024 (in thousands):

Fair Value
Stock options	$13,522
RSUs	17,496
PSUs	14,665
Restricted stock	703
Total stock-based compensation expense	$46,386

The Company recorded stock-based compensation expense by award as follows (in thousands):

	Years Ended
	2024	2023	2022
Employee stock options	$13,824	$12,842	$10,403
Restricted stock	512	548	686
RSUs	11,739	7,987	4,512
PSUs	568	1,270	3,525
Nonemployee stock options	567	869	1,245
Total stock-based compensation expense	$27,210	$23,516	$20,371

The Company recorded stock-based compensation expense in the following categories (in thousands):

	Years Ended
	2024	2023	2022
Cost of sales	$1,192	$716	$501
General and administrative	14,122	12,125	9,402
Selling and marketing	4,583	4,083	4,795
Research and development	7,313	6,592	5,673
Total stock-based compensation expense, net	27,210	23,516	20,371
Amounts capitalized as part of inventory	1,408	1,672	1,881
Total stock-based compensation expense, gross	$28,618	$25,188	$22,252

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

As of December 27, 2024, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Equity Plan were as follows (in thousands):

2024
Stock options	$18,474
Restricted stock, RSUs and PSUs	20,512
Total unrecognized stock-based compensation cost	$38,986

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

	Years Ended
	2024	2023	2022
Expected dividend yield	0%	0%	0%
Expected volatility	59%	60%	54%
Risk-free interest rate	4.17%	3.98%	2.09%
Expected term (in years)	5.29	5.05	5.10

Stock Options

A summary of stock option activity under the Equity Plan for the year ended December 27, 2024 was as follows:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 29, 2023	2,630	$46.38
Granted	640	37.81
Exercised	(315)	23.52
Forfeited or expired	(147)	70.43
Outstanding at December 27, 2024	2,808	$45.72	6.59	$3,961
Exercisable at December 27, 2024	1,826	$47.03	5.38	$3,961

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock Options (Continued)

A summary of unvested stock options activity under the Equity Plan for the year ended December 27, 2024 was as follows:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Unvested at December 29, 2023	926	$30.09
Granted	640	21.12
Forfeited or expired	(147)	34.39
Vested	(437)	29.66
Unvested at December 27, 2024	982	$23.62

The weighted average grant date fair value of stock options granted under the Equity Plan and the total intrinsic value of stock options exercised were as follows:

	Years Ended
	2024	2023	2022
Weighted-average grant-date fair value	$21.12	$28.36	$35.68
Intrinsic value of options exercised (in thousands)	$4,150	$17,041	$25,000

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Equity Plan for the year ended December 27, 2024 was as follows:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Units (in 000’s)	Weighted-Average Grant-Date Fair Value	Units (in 000’s)	Weighted-Average Grant-Date Fair Value	Units (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at December 29, 2023	14	$47.61	401	$55.75	56	$74.80
Granted	17	39.84	464	37.72	390	37.64
Vested	(10)	46.88	(149)	58.56	(24)	74.80
Forfeited	(5)	52.67	(21)	47.20	(16)	52.76
Outstanding at December 27, 2024	16	$40.11	695	$43.33	406	$39.99

The weighted average grant date fair value of restricted stock, RSU and PSU awards granted under the Equity Plan and the total fair value of awards vested were as follows:

	Years Ended
	2024	2023	2022
Weighted-average grant-date fair value	$37.73	$52.98	$74.98
Fair value of awards vested (in thousands)	$6,283	$7,715	$5,023

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Commitments and Contingencies

Asset Retirement Obligation

The Company recorded certain Asset Retirement Obligations (“ARO”), in connection with the Company’s obligation to return its Japan facility to its “original condition,” as defined in the lease agreements. The Company has recorded approximately $42,000 and $103,000, representing the fair value of the ARO liability obligations in noncurrent liabilities at December 27, 2024 and December 29, 2023, respectively. These leases expire in 2025 and 2029.

Open Purchase Orders

As of December 27, 2024, there were open purchase orders of $12,948,000.

Severance Paid

For 2023 and 2022, the Company recognized expense of $1,392,000 and $297,000 for one-time employee benefits paid to certain employees in STAAR Japan who worked primarily in cataract IOL sales. These one-time employee benefits were recognized in general and administrative expense on the Consolidated Statements of Operations.

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

Employment Agreements

The Company’s Chief Executive Officer entered into an employment agreement with the Company, effective January 1, 2023. He and certain officers have as provisions of their agreements certain rights, including continuance of cash compensation and benefits, upon a “change in control,” which may include an acquisition of substantially all the Company’s assets, or termination “without cause or for good reason” as defined in the applicable agreements.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 — Related Party Transactions

The Company has made various advances to certain non-executive employees. Amounts due from employees are included in prepayments, deposits, and other current assets were as follows (in thousands):

	2024	2023
Due from employees	$3	$—

Note 14 — Supplemental Disclosure of Cash Flow Information

The Company’s non-cash investing and financing activities, and cash paid were as follows (in thousands):

	Years Ended
	2024	2023	2022
Non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$3,118	$2,768	$1,314
Cash paid:
Interest	$87	$75	$52
Taxes	$10,978	$2,844	$6,633

Note 15 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Years Ended
	2024	2023	2022
Numerator:
Net income (loss)	$(20,208)	$21,347	$39,665
Denominator:
Weighted average common shares outstanding	49,125	48,523	47,991
Less: Unvested restricted stock	—	—	(4)
Weighted average common shares outstanding for basic	49,125	48,523	47,987
Dilutive potential common stock outstanding:
Stock options	—	813	1,310
Unvested restricted stock	—	3	2
RSUs	—	56	55
PSUs	—	32	26
Weighted average common shares outstanding for diluted	49,125	49,427	49,380
Net income (loss) per share:
Basic	$(0.41)	$0.44	$0.83
Diluted	$(0.41)	$0.43	$0.80

Because the Company had a net loss for 2024, the number of diluted shares is equal to the number of basic shares. The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, RSUs and PSUs with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Years Ended
	2024	2023	2022
Stock options	4,166	2,073	933
Restricted stock, RSUs and PSUs	212	32	18
Total	4,378	2,105	951

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 — Disaggregation of Revenues, Geographic Sales and Product Sales

In the following tables, revenues are disaggregated by category, sales by geographic market and sales by product line. The following breaks down revenues into the following categories (in thousands):

	Years Ended
	2024	2023	2022
Non-consignment sales	$293,573	$301,163	$264,620
Consignment sales	20,328	21,252	19,771
Total net sales	$313,901	$322,415	$284,391

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

	Years Ended
	2024	2023	2022
Domestic	$19,896	$17,221	$14,679
Foreign:
China(1)	161,321	185,554	148,167
Japan	41,836	38,472	43,093
Other(2)	90,848	81,168	78,452
Total foreign sales	294,005	305,194	269,712
Total net sales	$313,901	$322,415	$284,391

(1) The China region includes sales into China and Hong Kong.

(2) No other location individually exceeds 10% of the total net sales.

The Company’s principal product, ICLs, are used in refractive surgery. Historically the Company marketed and sold cataract IOLs and related injectors and injector parts. The Company phased out sales of such products in fiscal 2023, and it did not sell any such products in fiscal 2024 and it does not expect such sales in the future. The composition of the Company’s net sales by product line was as follows (in thousands):

	Years Ended
	2024	2023	2022
ICLs	$312,543	$319,427	$269,712
Other product sales
Cataract IOLs	—	1,139	9,638
Other surgical products(1)	1,358	1,849	5,041
Total other product sales	1,358	2,988	14,679
Total net sales	$313,901	$322,415	$284,391

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 —Geographic Assets

The Company’s long-lived assets are located in the following geographical locations in which the Company operates. Other than the U.S. and Switzerland, no other geographic location exceeds 10% of each category of long-lived assets. The composition of the Company’s long-lived assets was as follows (in thousands):

	2024
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$68,318	$16,084	$487	$84,889
Finance lease ROU assets, net	37	—	—	37
Operating lease ROU assets, net	27,754	6,414	2,682	36,850
Total	$96,109	$22,498	$3,169	$121,776

	2023
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$55,851	$10,632	$352	$66,835
Finance lease ROU assets, net	182	—	1	183
Operating lease ROU assets, net	26,501	6,343	1,543	34,387
Total	$82,534	$16,975	$1,896	$101,405

(1) No other location individually exceeds 10% of each category of long-lived assets.

STAAR SURGICAL COMPANY AND SUBSDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C - Additions		Column D	Column E
Description	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at End of Year
	(in thousands)
2024
Allowance for credit losses	$191	$9	$—	$168	$32
Sales return reserve	6,174	17,754	—	17,349	6,579
Deferred tax asset valuation allowance	42,744	4,456	—	396	46,804
	$49,109	$22,219	$—	$17,913	$53,415
2023
Allowance for credit losses	$20	$171	$—	$—	$191
Sales return reserve	5,706	15,967	—	15,499	6,174
Deferred tax asset valuation allowance	46,977	3,318	—	7,551	42,744
	$52,703	$19,456	$—	$23,050	$49,109
2022
Allowance for credit losses	$43	$55	$—	$78	$20
Sales return reserve	4,816	15,459	—	14,569	5,706
Deferred tax asset valuation allowance	62,860	(910)	—	14,973	46,977
	$67,719	$14,604	$—	$29,620	$52,703