Form 10-Q
period 2025-03-28
STAAR SURGICAL CO
filed 2025-05-07
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2025

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

The registrant has 49,526,129 shares of common stock, par value $0.01 per share, issued and outstanding as of May 2, 2025.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	March 28, 2025	December 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$173,114	$144,159
Investments available for sale (amortized cost basis of $49,659 and $86,346 at March 28, 2025 and December 27, 2024, respectively)	49,647	86,335
Accounts receivable trade, net of allowance for credit losses of $72 and $32 at March 28, 2025 and December 27, 2024, respectively	39,949	77,897
Inventories, net	48,143	43,305
Prepayments, deposits and other current assets	15,645	16,244
Total current assets	326,498	367,940
Property, plant and equipment, net	74,957	84,889
Finance lease right-of-use assets, net	—	37
Operating lease right-of-use assets, net	31,047	36,850
Goodwill	1,786	1,786
Deferred income taxes	4,002	788
Other assets	19,074	17,234
Total assets	$457,364	$509,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,465	$16,704
Obligations under finance leases	—	42
Obligations under operating leases	3,560	3,894
Allowance for sales returns	5,644	6,579
Other current liabilities	47,687	43,087
Total current liabilities	68,356	70,306
Obligations under operating leases	33,118	34,807
Deferred income taxes	—	297
Asset retirement obligations	43	42
Pension liability	5,875	6,737
Total liabilities	107,392	112,189
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 49,523 and 49,294 shares issued and outstanding at March 28, 2024 and December 27, 2024, respectively	495	493
Additional paid-in capital	476,868	471,449
Accumulated other comprehensive loss	(5,604)	(7,031)
Accumulated deficit	(121,787)	(67,576)
Total stockholders’ equity	349,972	397,335
Total liabilities and stockholders’ equity	$457,364	$509,524

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net sales	$42,589	$77,356
Cost of sales	14,584	16,321
Gross profit	28,005	61,035
Selling, general and administrative expenses:
General and administrative	24,458	23,228
Selling and marketing	24,621	26,708
Research and development	13,663	13,380
Restructuring, impairment and related charges	22,664	—
Total selling, general and administrative expenses	85,406	63,316
Operating loss	(57,401)	(2,281)
Other income (expense), net:
Interest income, net	1,366	1,529
Gain (loss) on foreign currency transactions	1,418	(2,297)
Royalty income	—	508
Other income, net	131	330
Total other income, net	2,915	70
Loss before income taxes	(54,486)	(2,211)
Provision (benefit) for income taxes	(275)	1,128
Net loss	$(54,211)	$(3,339)
Net loss per share:
Basic	$(1.10)	$(0.07)
Diluted	$(1.10)	$(0.07)
Weighted average shares outstanding:
Basic	49,344	48,907
Diluted	49,344	48,907

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net loss	$(54,211)	$(3,339)
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	950	232
Reclassification into other income (expense), net	16	(17)
Investments available for sale:
Change in unrealized loss	(1)	(36)
Reclassification into other income, net	—	3
Foreign currency translation gain (loss)	801	(1,100)
Tax effect	(339)	319
Other comprehensive income (loss), net of tax	1,427	(599)
Comprehensive loss	$(52,784)	$(3,938)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 27, 2024	49,294	$493	$471,449	$(7,031)	$(67,576)	$397,335
Net loss	—	—	—	—	(54,211)	(54,211)
Other comprehensive income	—	—	—	1,427	—	1,427
Common stock issued upon exercise of options	52	1	375	—	—	376
Stock-based compensation	—	—	6,327	—	—	6,327
Repurchase of employee common stock for taxes withheld	(66)	—	(1,283)	—	—	(1,283)
Vested restricted and performance stock units	243	1	—	—	—	1
Balance, at March 28, 2025	49,523	$495	$476,868	$(5,604)	$(121,787)	$349,972

Balance at December 29, 2023	48,839	$488	$436,947	$(4,113)	$(47,368)	$385,954
Net loss	—	—	—	—	(3,339)	(3,339)
Other comprehensive loss	—	—	—	(599)	—	(599)
Common stock issued upon exercise of options	187	2	5,322	—	—	5,324
Stock-based compensation	—	—	6,676	—	—	6,676
Repurchase of employee common stock for taxes withheld	(36)	—	(1,229)	—	—	(1,229)
Forfeited restricted stock	(4)	—	—	—	—	—
Vested restricted and performance stock units	134	1	—	—	—	1
Balance at March 29, 2024	49,120	$491	$447,716	$(4,712)	$(50,707)	$392,788

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net loss	$(54,211)	$(3,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	2,337	1,237
Impairment of fixed assets and operating lease right-of-use assets	13,216	—
Accretion/Amortization of investments available for sale	(129)	(120)
Deferred income taxes	(1,029)	61
Change in net pension liability	(2,457)	(93)
Stock-based compensation expense	6,015	6,339
Provision for sales returns and credit losses	(910)	128
Inventory provision	2,031	646
Changes in working capital:
Accounts receivable	38,170	29,837
Inventories	(6,304)	(4,002)
Prepayments, deposits, and other assets	(1,809)	(5,485)
Accounts payable	(5,961)	1,519
Other current liabilities	5,307	(5,048)
Net cash provided by (used in) operating activities	(5,734)	21,680
Cash flows from investing activities:
Acquisition of property and equipment	(1,468)	(5,202)
Purchase of investments available for sale	(14,691)	—
Proceeds from maturity of investments available for sale	51,148	20,539
Proceeds from sale of investments available for sale	362	850
Net cash provided by investing activities	35,351	16,187
Cash flows from financing activities:
Repayment of finance lease obligations	(42)	(40)
Repurchase of employee common stock for taxes withheld	(1,283)	(1,229)
Proceeds from the exercise of stock options	376	5,324
Proceeds from vested restricted and performance stock units	1	1
Net cash provided by (used in) financing activities	(948)	4,056
Effect of exchange rate changes on cash and cash equivalents	286	(937)
Increase in cash and cash equivalents	28,955	40,986
Cash and cash equivalents, at beginning of the year	144,159	183,038
Cash and cash equivalents, at end of the period	$173,114	$224,024

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies

STAAR Surgical Company, a Delaware corporation, was first incorporated in 1982, and together with its subsidiaries designs, develops, manufactures, and sells implantable lenses for the eye and accessory delivery systems used to deliver the lenses into the eye. The accompanying Condensed Consolidated Financial Statements present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in the Comprehensive Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of December 27, 2024 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2024.

The Condensed Consolidated Financial Statements for the three months ended March 28, 2025 and March 29, 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 28, 2025 and March 29, 2024, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Cloud-Based Software

As of March 28, 2025 and December 27, 2024, the Company capitalized $17,930,000 and $15,763,000, respectively, of cloud-based software implementation costs related to several systems, including enterprise resource planning and customer relationship management systems, recorded within Prepayments, deposits and other current assets or Other assets on the Condensed Consolidated Balance Sheets, depending upon the short- or long-term nature of such costs. During the quarter ended March 28, 2025, cloud-based software costs of $1,256,000 were placed into service. The remaining assets are expected to be placed into service throughout 2025 and 2026. During the three months ended March 28, 2025, amortization of capitalized cloud-based software implementation costs of $53,000 were recognized. No amortization of capitalized cloud-based software implementation costs was recognized during the three months ended March 29, 2024.

Vendor Concentration

There was one vendor that accounted for over 10% of the Company’s consolidated accounts payable as of December 27, 2024.

Restructuring, Impairment and Related Charges

In the first quarter of 2025, the Company took a number of steps to change its leadership team, realign its leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. As part of this leadership realignment and related efforts, during the three months ended March 28, 2025, the Company recognized costs related to severance, reduction in workforce, and consulting expenses of $9,447,000; impairment expenses on leasehold improvements and machinery and equipment of $7,059,000, as the Company will no longer be using these assets; and impairment on real property right-of-use assets of $3,407,000, as the Company is actively pursuing subleasing opportunities for two of its leased properties. In addition, the Company also recognized impairment of $2,751,000 for internally developed software that it will no longer be using as it will transition to a cloud-based software solution. An aggregate of $22,664,000 for such costs, expenses and charges is included in Restructuring, impairment and related charges on the Condensed Consolidated Statement of Operations. For more detail, see Notes 5, 6 and 7.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Segment Reporting

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM manages and allocates resources to the operations of the Company on a consolidated basis. The CODM assesses performance by comparing actual results to forecasts and decides how to allocate resources, i.e., headcount and compensation, based on consolidated net loss. Significant segment expenses are consistent with those presented on the Condensed Consolidated Statements of Operations.

The measure of segment assets is reported on the balance sheet as total consolidated assets and the expenditures for additions to long-lived assets, and depreciation and amortization expense is consistent with those presented on the Condensed Statement of Cash Flows.

See “Note 13 – Disaggregation of Revenues, Geographic Sales and Product Sales” and “Note 14 – Geographic Assets” for specific information regarding the Company’s sales and long-lived assets.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will adopt the annual disclosure requirements of ASU 2024-03 at the beginning of fiscal year 2026 and will adopt the interim disclosure requirement beginning fiscal year 2027. The Company is currently evaluating the disclosure requirements and its effect on the Condensed Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale

Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	March 28, 2025
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$6,851	$2	$—	$6,853	$—	$6,853
Certificates of deposit	1,784	1	—	1,785	—	1,785
U.S. Treasury securities	8,368	1	(1)	8,368	8,368	—
Corporate debt securities	32,656	1	(16)	32,641	—	32,641
Total investments AFS	$49,659	$5	$(17)	$49,647	$8,368	$41,279

	December 27, 2024
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$21,466	$4	$(2)	$21,468	$—	$21,468
Certificates of deposit	1,997	—	—	1,997	—	1,997
U.S. Treasury securities	11,356	3	(4)	11,355	11,355	—
Corporate debt securities	51,527	14	(26)	51,515	—	51,515
Total investments AFS	$86,346	$21	$(32)	$86,335	$11,355	$74,980

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

The Company assessed each debt security in a gross unrealized loss position to determine whether the decline in fair value below amortized cost was a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the debt security, the Company’s intent to sell and whether it is more-likely-than-not that the Company will not be required to sell the debt security before the recovery of the amortized cost basis. There has been no allowance for expected credit losses recorded for the three months ended March 28, 2025 and March 29, 2024.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of March 28, 2025
	Within one year	After one year through five years	Total
Commercial paper	$6,853	$—	$6,853
Certificates of deposit	1,785	—	1,785
U.S. Treasury securities	8,368	—	8,368
Corporate debt securities	32,641	—	32,641
Total investments AFS	$49,647	$—	$49,647

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

During the three months ended March 28, 2025, one of the Company’s investments AFS with an aggregate fair value of $362,000 was subject to early redemption. The Company recognized a gain of less than $1,000 for the three months ended March 28, 2025. During the three months ended March 29, 2024, two of the Company’s investments AFS with an aggregate fair value of $850,000 were subject to early redemption. The Company recognized a gain of $3,000 for the three months ended March 29, 2024.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	March 28, 2025	December 27, 2024
Raw materials and purchased parts	$10,365	$9,705
Work in process	10,117	8,168
Finished goods	30,021	26,710
Total inventories, gross	50,503	44,583
Less inventory reserves	(2,360)	(1,278)
Total inventories, net	$48,143	$43,305

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	March 28, 2025	December 27, 2024
Prepayments and deposits	$8,836	$7,887
Prepaid rent	182	2,910
Prepaid insurance	1,938	2,432
Value added tax (VAT) receivable	2,748	1,359
BVG (Swiss Pension) prepayment	1,650	7
Other(1)	291	1,649
Total prepayments, deposits and other current assets	$15,645	$16,244

(1)
No individual category in “Other” exceeds 5% of the total prepayments, deposits and other current assets.

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	March 28, 2025	December 27, 2024
Machinery and equipment	$43,639	$46,113
Computer equipment and software	11,213	12,976
Furniture and fixtures	7,657	7,627
Leasehold improvements	18,520	19,766
Construction in process	29,309	32,014
Total property, plant and equipment, gross	110,338	118,496
Less accumulated depreciation	(35,381)	(33,607)
Total property, plant and equipment, net	$74,957	$84,889

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment (Continued)

As discussed in Note 1, during the three months ended March 28, 2025, the Company recognized fixed asset impairment expense of $7,059,000 primarily on leasehold improvements and machinery and equipment as the Company will no longer be using these assets. The Company also recognized impairment of $2,751,000 for internally developed software that the Company will no longer be using as it will transition to a cloud-based software solution. These amounts are recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statement of Operations.

Construction in process primarily consists of the build out of and validation of machinery and equipment.

The Company recorded depreciation expense in the following categories as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Cost of sales	$868	$446
General and administrative	1,075	465
Selling and marketing	175	133
Research and development	182	156
Total depreciation expense	$2,300	$1,200

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 28, 2025	December 27, 2024
Accrued salaries and wages	$11,049	$16,140
Accrued bonuses	1,818	1,300
Severance payable(1)	8,557	356
Accrued insurance	1,918	2,701
Income taxes payable	5,655	6,547
Marketing obligations	2,356	2,699
Other(2)	16,334	13,344
Total other current liabilities	$47,687	$43,087

(1)
As discussed in Note 1, during the three months ended March 28, 2025, the Company recognized costs in connection with its leadership realignment and related efforts. Of these costs, a total of $8,808,000 was recognized for severance costs related to leadership realignment and reduction in workforce. This amount is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statement of Operations. A majority of these severance payments will be paid during the second quarter of 2025.
(2)
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

	March 28, 2025	December 27, 2024
Machinery and equipment	$865	$758
Computer equipment and software	446	446
Real property	42,288	47,648
Operating lease right-of-use assets, gross	43,599	48,852
Less accumulated depreciation	(12,552)	(12,002)
Operating lease right-of-use assets, net	$31,047	$36,850

Current operating lease obligations	$3,560	$3,894
Long-term operating lease obligations	33,118	34,807
Total operating lease liability	$36,678	$38,701
Weighted-average remaining lease term (in years)	7.1	7.1
Weighted-average discount rate	5.94%	5.98%

As discussed in Note 1, during the three months ended March 28, 2025, the Company recognized impairment on real property right-of-use assets of $3,407,000. The impairment relates to the Company’s decision to exit two of its leased properties, for which the Company is actively pursuing subleasing. The impairment was determined based on market comparables of similar subleased properties. The impairment is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statement of Operations.

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Operating lease cost	$2,149	$2,223
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,652	1,384
Right-of-use assets obtained in exchange for new operating lease liabilities	304	1,495

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating leases having initial or remaining non-cancelable lease terms more than one year as of March 28, 2025 is as follows (in thousands):

.

As of March 28, 2025 12 Months Ended	Operating Leases
March 2026	$6,262
March 2027	4,508
March 2028	6,825
March 2029	6,747
March 2030	6,625
Thereafter	17,275
Total future minimum lease payments	$48,242
Less amounts representing interest	(11,564)
Total lease liability	$36,678

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 — Income Taxes

The Company recorded an income tax provision (benefit) as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Provision (benefit) for income taxes	$(275)	$1,128

The effective tax rates for the three months ended March 28, 2025 and March 29, 2024 were 0.5% and (51.0)%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 28, 2025 and March 29, 2024, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

Note 9 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Service cost(1)	$404	$325
Interest cost(2)	62	84
Expected return on plan assets(2)	(135)	(132)
Prior service credit(2),(3)	(53)	(45)
Settlement gain(2),(3)	(4)	—
Actuarial loss recognized in current period(2),(3)	73	28
Net periodic pension cost	$347	$260

(1)
Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Operations.
(2)
Recognized in other expense, net on the Condensed Consolidated Statements of Operations.
(3)
Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Employer contribution	$265	$267

Note 10 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of March 28, 2025, the Company had outstanding grants of stock options, restricted stock awards, RSUs and PSUs.

Stock options granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 19, 2024, stockholders approved a proposal to increase the number of shares under the plan by 2,600,000 shares, for a total of 22,805,000 shares. As of March 28, 2025, there were 720,036 shares available for grant under the Equity Plan.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stockholders’ Equity (Continued)

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Employee stock options	$2,405	$3,173
Restricted stock	157	28
RSUs	2,963	2,312
PSUs	396	685
Nonemployee stock options	94	141
Total stock-based compensation expense	$6,015	$6,339

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Cost of sales	$290	$298
General and administrative	2,683	3,075
Selling and marketing	1,277	1,210
Research and development	1,765	1,756
Total stock-based compensation expense, net	6,015	6,339
Amounts capitalized as part of inventory	312	337
Total stock-based compensation expense, gross	$6,327	$6,676

As of March 28, 2025, total unrecognized compensation cost related to non-vested stock-based compensation arrangements were as follows (in thousands):

March 28, 2025
Stock options	$14,969
Restricted stock, RSUs and PSUs	47,090
Total unrecognized stock-based compensation cost	$62,059

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

	Three Months Ended
	March 28, 2025	March 29, 2024
Expected dividend yield	0%	0%
Expected volatility	60%	59%
Risk-free interest rate	4.33%	4.16%
Expected term (in years)	5.05	5.29

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Stockholders’ Equity (Continued)

Stock Options

A summary of stock option activity under the Equity Plan for three months ended March 28, 2025 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 27, 2024	2,808	$45.72
Granted	22	15.35
Exercised	(52)	7.21
Forfeited or expired	(140)	43.07
Outstanding at March 28, 2025	2,638	$46.34	5.70	$1,468
Exercisable at March 28, 2025	1,988	$47.93	4.86	$1,415

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Equity Plan for the three months ended March 28, 2025 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 27, 2024	16	695	406
Granted	—	1,037	777
Vested	—	(223)	(20)
Forfeited or expired	—	(9)	(386)
Unvested at March 28, 2025	16	1,500	777

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 12 — Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended
	March 28, 2025	March 29, 2024
Numerator:
Net loss	$(54,211)	$(3,339)
Denominator:
Weighted average common shares:
Common shares outstanding	49,344	48,907
Denominator for basic calculation	49,344	48,907
Weighted average effects of potentially diluted common stock:
Stock options	—	—
Unvested restricted stock	—	—
RSUs	—	—
PSUs	—	—
Denominator for diluted calculation	49,344	48,907
Net loss per share:
Basic	$(1.10)	$(0.07)
Diluted	$(1.10)	$(0.07)

Because the Company had a net loss for the three months ended March 28, 2025 and March 29, 2024, the number of diluted shares is equal to the number of basic shares. The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, RSUs and PSUs with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended
	March 28, 2025	March 29, 2024
Stock options	7,004	4,316
Restricted stock, RSUs and PSUs	914	495
Total	7,918	4,811

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Disaggregation of Sales, Geographic Sales and Product Sales

In the following tables, sales are disaggregated by category, sales by geographic market and sales by product data.

The Company maintains finished goods inventory at different sites in the United States, Switzerland and Japan, and from time to time, consigns or ships finished goods inventory to surgeons, hospitals, and distributors in advance of anticipated demand. The Company maintains title and risk of loss on consigned inventory and generally does not recognize revenue for consignment inventory until the Company is notified that the lenses have been implanted. The following table disaggregates the Company’s consignment sales (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Non-consignment sales	$37,851	$71,764
Consignment sales	4,738	5,592
Total net sales	$42,589	$77,356

In April 2025, in order to mitigate potential financial exposure from tariffs imposed by China, the Company negotiated and implemented consignment agreements with its two distributors in China and delivered consigned inventory to its distributors. As this consigned inventory in China is purchased by the Company’s distributors, revenue associated with such consigned inventory will be recorded as consignment sales.

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

	Three Months Ended
	March 28, 2025	March 29, 2024
Domestic	$5,459	$4,935
Foreign:
China	389	38,549
Japan	11,391	10,456
Korea	7,334	6,727
Other(1)	18,016	16,689
Total foreign sales	37,130	72,421
Total net sales	$42,589	$77,356

(1)
No other location individually exceeds 10% of the total sales.

The Company’s principal products are implantable Collamer lenses (“ICLs”) used in refractive surgery. Historically the Company marketed and sold cataract intraocular lenses (“IOLs”) and related injectors and injector parts. The Company phased out sales of such products in fiscal 2023, and did not sell any such products in fiscal 2024 and it does not expect such sales in the future. The composition of the Company’s net sales by product line was as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
ICLs	$41,498	$77,151
Other surgical products(1)	1,091	205
Total net sales	$42,589	$77,356

(1) Other surgical products include delivery systems and normal recurring sales adjustments such as sales return allowances.

The Company’s Korea distributor accounted for 17% of net sales for the three months ended March 28, 2025 and the Company’s China distributors accounted for 49% of net sales for the three months ended March 29, 2024. As of March 28, 2025, the Company’s China and Korea distributors accounted for 26% of consolidated trade receivables and as of December 27, 2024, the Company’s China distributors accounted for 58% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Geographic Assets

The Company’s long-lived assets are located in the following geographical locations in which the Company operates. Other than the U.S. and Switzerland, no other geographic location exceeds 10% of each category of long-lived assets. The composition of the Company’s long-lived assets was as follows (in thousands):

	March 28, 2025
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$58,034	$16,396	$527	$74,957
Operating lease ROU assets, net	22,478	6,133	2,436	31,047
Total	$80,512	$22,529	$2,963	$106,004

	December 27, 2024
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$68,318	$16,084	$487	$84,889
Finance lease ROU assets, net	37	—	—	37
Operating lease ROU assets, net	27,754	6,414	2,682	36,850
Total	$96,109	$22,498	$3,169	$121,776

(1)
No other location individually exceeds 10% of each category of long-lived assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created therein. In some cases readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “believe,” “will,” “should,” “could,” “forecast,” “potential,” “continue,” “ongoing” (or the negative of those words and similar words or expressions), although not all forward-looking statements contain these words. Forward-looking statements include, without limitation, statements regarding the intent, belief or current expectations of the Company and its management regarding any of the following: demand for our implantable Collamer® lenses (“ICLs”); the benefits of our leadership realignment and related efforts; China macroeconomic conditions, procedure volumes, demand, and inventory levels; any projections of or guidance as to future earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of a new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities; expected costs of operations; statements of belief, including as to achieving business plans for 2025 and beyond; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Business Environment and Factors Affecting Comparability

For the three months ended March 28, 2025, we reported $42.6 million of net sales, a decrease of 45% compared to $77.4 million of net sales for the three months ended March 29, 2024. This significant decrease is primarily due to dynamics within our business in China. Net sales to our two distributors in China were $0.4 million for the three months ended March 28, 2025, compared to net sales of $38.5 million for the three months ended March 29, 2024. During the three months ended March 28, 2025, our distributors in China purchased fewer ICLs, as they were able to satisfy procedural demand largely from their existing inventory. Our distributors in China have historically purchased products from us in bulk shipments in advance of anticipated demand, which they use to satisfy orders from hospital customers based on scheduled surgeries. During fiscal 2024, our distributors in China purchased lenses above contracted minimums in anticipation of higher procedural volumes during what is typically a summer “high season” in China. Due to dynamic macroeconomic conditions and other factors, the number of ICL procedures performed during the high season and the second half of 2024 overall was lower than expected. Accordingly, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory. While the level of inventory owned by our distributors in China has decreased substantially since December 27, 2024, we believe their ICL inventory is likely sufficient to meet currently expected procedure volumes for at least the first half of fiscal 2025. We therefore anticipate we will report minimal China ICL sales in the first half of fiscal 2025. As China in-country inventory is reduced during the first half of fiscal 2025, we would expect our China revenue to normalize. However, our ability to successfully address these challenges will depend on a number of factors, including the risk of a prolonged slowdown or disruption in China and the status of trade tariffs both globally and between the United States and China.

In April 2025, in response to the announcement of tariffs by the United States on Chinese goods, China announced retaliatory tariffs on U.S.-origin goods. In order to mitigate potential financial exposure from such tariffs, we negotiated and implemented consignment agreements with our two distributors in China, and we delivered consigned inventory to China in advance of the implementation of tariffs. While the tariff situation is evolving, we believe that these efforts to increase the amount of ICLs in China reduce the Company’s tariff risk in China in the near-term. In addition, we are rapidly ramping up our production capabilities in Switzerland to supplement our manufacturing capacity in the United States to provide optionality under multiple tariff scenarios.

Given that we now maintain consigned inventory in China, we believe that purchases by our distributors will largely be satisfied from our consigned inventory in-country in the near-term, rather than through bulk purchases. As a result, we expect our distributors will likely make more frequent purchases of ICLs in smaller quantities that are more closely aligned to actual procedural volumes as opposed to anticipated demand. We believe this will reduce the risk of elevated inventory buildup by our distributors, while at the same time maintaining sufficient ICL inventory in China to support quick and efficient delivery and fulfillment for surgical procedures.

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

Management believes that there have been no significant changes during the three months ended March 28, 2025 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for
	Three Months Ended
	March 28, 2025	March 29, 2024
Net sales	100.0%	100.0%
Cost of sales	34.2%	21.1%
Gross profit	65.8%	78.9%
General and administrative	57.4%	30.0%
Selling and marketing	57.8%	34.5%
Research and development	32.1%	17.3%
Restructuring, impairment and related charges	53.2%	0.0%
Total selling, general and administrative	200.5%	81.8%
Operating loss	(134.7)%	(2.9)%
Total other income, net	6.8%	0.1%
Loss before income taxes	(127.9)%	(2.8)%
Provision (benefit) for income taxes	(0.6)%	1.5%
Net loss	(127.3)%	(4.3)%

Net Sales

The following table presents our net sales, by product (dollars in thousands):

	Three Months Ended		Percentage Change
	March 28, 2025	March 29, 2024	2025 vs. 2024
ICLs	$41,498	$77,151	(46.2)%
Other surgical products	1,091	205	— *
Net sales	$42,589	$77,356	(44.9)%

* Denotes change is greater than +100%.

Net sales for the three months ended March 28, 2025 decreased 45% from the same period of 2024, primarily due to decreased China sales, partially offset by increased other product sales. The sales decrease was driven by the APAC region, which decreased by 61%, with ICL unit decrease of 62%. The decrease in the APAC region was driven by decreased sales in China, partially offset by sales growth in Korea and Japan. The Company expects China sales to return to normalized levels beginning in the third quarter of 2025. The EMEA region sales increased 10% with ICL unit growth up 10%, due to sales growth in our distributor and direct markets. The Americas region sales increased 9%, with ICL unit growth up 3%, primarily due to sales growth in the U.S. and our Latin America distributor markets. Changes in foreign currency unfavorably impacted net sales by $0.5 million.

Other product sales includes delivery systems and normal recurring sales adjustments such as sales return allowances.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change
	March 28, 2025	March 29, 2024	2025 vs. 2024
Gross profit	$28,005	$61,035	(54.1)%
Gross margin	65.8%	78.9%

Gross profit for the three months ended March 28, 2025 decreased 54.1%, from the same period of 2024. Gross profit margin decreased to 65.8% of revenue for the three months ended March 28, 2025 compared to 78.9% of revenue for the three months ended March 29, 2024, due primarily to higher manufacturing costs per unit due to lower production volume, increased excess and obsolete inventory reserves and period costs associated with the expansion of the Company’s manufacturing capabilities in its Nidau, Switzerland facility.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	March 28, 2025	March 29, 2024	2025 vs. 2024
General and administrative expense	$24,458	$23,228	5.3%
Percentage of sales	57.4%	30.0%

General and administrative expenses for the three months ended March 28, 2025 increased 5.3% from the same period of 2024 due to increased salary-related and payroll tax expenses.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	March 28, 2025	March 29, 2024	2025 vs. 2024
Selling and marketing expense	$24,621	$26,708	(7.8)%
Percentage of sales	57.8%	34.5%

Selling and marketing expenses for the three months ended March 28, 2025 decreased 7.8% from the same period of 2024 due to decreased advertising and promotional activities.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	March 28, 2025	March 29, 2024	2025 vs. 2024
Research and development expense	$13,663	$13,380	2.1%
Percentage of sales	32.1%	17.3%

Research and development expenses for the three months ended March 28, 2025 increased 2.1% from the same period of 2024, due mainly to increased salary-related and payroll tax expenses, partially offset by decreased clinical expenses.

Restructuring, Impairment and Related Charges

The following table presents our restructuring, impairment and related charges (dollars in thousands):

	Three Months Ended		Percentage Change
	March 28, 2025	March 29, 2024	2025 vs. 2024
Restructuring, impairment and related charges	$22,664	$—	—	*
Percentage of sales	53.2%	0.0%

* Denotes change is greater than +100%.

In the first quarter of 2025, we took a number of steps to change our leadership team, realign our leadership structure to better address market needs, reduce costs and discretionary spending and better position the Company to return to sustainable growth. As part of the leadership realignment and related efforts, during the three months ended March 28, 2025, we recognized costs related to severance, reduction in workforce, and consulting expenses of $9,447,000; impairment expenses on leasehold improvements and machinery and equipment of $7,059,000 as we will no longer be using these assets; and impairment on real property right-of-use assets of $3,407,000, as we are actively pursuing subleasing opportunities for two of our leased properties. In addition, we also recognized impairment of $2,751,000 for internally developed software that we will no longer be using as we will transition to a cloud-based software solution.

Other Income, Net

The following table presents our other income, net (dollars in thousands):

	Three Months Ended		Percentage Change
	March 28, 2025	March 29, 2024	2025 vs. 2024
Other income, net	$2,915	$70	—	*
Percentage of sales	6.8%	0.1%

* Denotes change is greater than +100%.

The increase in other income, net for the three months ended March 28, 2025, was due mainly to higher foreign exchange gains for the three months ended March 28, 2025.

Income Taxes

The following table presents our income tax provision (benefit) (dollars in thousands):

	Three Months Ended		Percentage Change
	March 28, 2025	March 29, 2024	2025 vs. 2024
Income (benefit) tax provision	$(275)	$1,128	—	*

* Denotes change is greater than +100%.

The effective tax rates for the three months ended March 28, 2025 and March 29, 2024 were 0.5% and (51.0)%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. If our anticipated future cash flow from operating activities is insufficient to satisfy our future capital requirements in the long-term, we may need to seek additional capital. Our financial condition at March 28, 2025 and December 27, 2024 included the following (in thousands):

	March 28, 2025	December 27, 2024	2025 vs. 2024
Cash and cash equivalents	$173,114	$144,159	$28,955
Investments available for sale	49,647	86,335	(36,688)
Total	$222,761	$230,494	$(7,733)

Current assets	$326,498	$367,940	$(41,442)
Current liabilities	68,356	70,306	(1,950)
Working capital	$258,142	$297,634	$(39,492)

Cash and cash equivalents include cash and balances in deposits and money market accounts held at banks and financial institutions. Our investment policy’s primary objective is capital preservation while maximizing our return on investment. Investments available for sale may include U.S. government and corporate debt securities, commercial paper, certain certificates of deposit and related security types, that are rated by two nationally recognized statistical rating organizations with minimum investment grade ratings of AAA to A-/A-1+ to A-2, or the equivalent. The maturity of individual investments may not extend 24 months from the date of purchase. There are also limits to the amount of credit exposure in any given security type. We do not have any off-balance sheet arrangements.

A summary of cash flows for the three months ended March 28, 2025 and March 29, 2024 was as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash flows from:
Operating activities	$(5,734)	$21,680
Investing activities	35,351	16,187
Financing activities	(948)	4,056
Effect of exchange rate changes	286	(937)
Net increase in cash and cash equivalents	28,955	40,986
Cash and cash equivalents, at beginning of year	144,159	183,038
Cash and cash equivalents, at end of period	$173,114	$224,024

For the three months ended March 28, 2025, net cash used in operating activities consisted of $54.2 million in net loss; partially offset by $29.4 million in working-capital changes primarily rated to changes in accounts receivable, partially offset by changes in inventory, and $19.1 million in non-cash items primarily related to impairment on fixed assets and operating leases and stock-based compensation. For the three months ended March 29, 2024 net cash provided by operating activities consisted of $16.8 million in working-capital changes primarily related to changes in accounts receivable and cloud-based software, partially offset by changes in other liabilities and inventories; and $8.2 million in non-cash items primarily related to stock based compensation expenses, partially offset by a net loss of $3.3 million.

For the three months ended March 28, 2025, net cash provided by investment activities was $35.4 million which consisted of $51.1 million of proceeds from the maturity of investments AFS, partially offset by $14.7 million in purchases of investments AFS. For the three months ended March 29, 2024, net cash provided by investment activity was $16.2 million which consisted of $20.5 million of proceeds from the maturity of investments AFS, partially offset by $5.2 million in purchases of property, plant and equipment.

Net cash used by financing activities for the three months ended March 28, 2025 was $0.9 million which primarily consisted of $1.3 million to repurchase employee common stock for taxes withheld. For the three months ended March 29, 2024, net cash provided by financing activities was $4.1 million which consisted of $5.3 million of proceeds from the exercise of stock options, partially offset by $1.2 million to repurchase employee common stock for taxes withheld.

Commitments

Employment Agreements

The Company’s Chief Executive Officer entered into an employment agreement with the Company, effective February 26, 2025. He and certain officers have as provisions of their agreements certain rights, including continuance of cash compensation and benefits, upon a “change in control,” which may include an acquisition of substantially all of its assets, or termination “without cause or for good reason” as defined in the employment agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 28, 2025, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 27, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 27, 2024. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended March 28, 2025, no director or officer adopted or terminated:

(i)
Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and
(ii)
Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix 2 of the Company’s Proxy Statement on Form DEF 14A as filed with the Commission on April 26, 2018).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 17, 2025).

4.1

Form of Certificate for Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8 A/A as filed with the Commission on April 18, 2003).

10.1	#

Employment Agreement, effective February 26, 2025, by and between the Company and Stephen C. Farrell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2025).

10.2	#

Consulting Agreement, effective February 26, 2025, by and between the Company and Thomas G. Frinzi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2025).

10.3	*#	Form of Performance Stock Unit Grant and Agreement.

31.1	*	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended March 28, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

#	Management contract or compensatory plan, contract or arrangement

*	Filed herewith.

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

STAAR SURGICAL COMPANY

Dated:	May 7, 2025	By:	/s/ DEBORAH ANDREWS
Deborah Andrews
Interim Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)