Form 10-Q
period 2025-06-27
STAAR SURGICAL CO
filed 2025-08-06
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 27, 2025

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

The registrant has 49,553,035 shares of common stock, par value $0.01 per share, issued and outstanding as of July 30, 2025.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	June 27, 2025	December 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$167,131	$144,159
Investments available for sale (amortized cost basis of $22,755 and $86,346 at June 27, 2025 and December 27, 2024, respectively)	22,752	86,335
Accounts receivable trade, net of allowance for credit losses of $96 and $32 at June 27, 2025 and December 27, 2024, respectively	34,440	77,897
Inventories, net	53,107	43,305
Prepayments, deposits and other current assets	15,362	16,244
Total current assets	292,792	367,940
Property, plant and equipment, net	74,417	84,889
Finance lease right-of-use assets, net	—	37
Operating lease right-of-use assets, net	33,027	36,850
Goodwill	1,786	1,786
Deferred income taxes	11,893	788
Other assets	23,866	17,234
Total assets	$437,781	$509,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,345	$16,704
Obligations under finance leases	—	42
Obligations under operating leases	5,103	3,894
Allowance for sales returns	4,726	6,579
Other current liabilities	37,054	43,087
Total current liabilities	59,228	70,306
Obligations under operating leases	35,417	34,807
Deferred income taxes	—	297
Asset retirement obligations	45	42
Pension liability	6,518	6,737
Total liabilities	101,208	112,189
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 49,546 and 49,294 shares issued and outstanding at June 27, 2025 and December 27, 2024, respectively	495	493
Additional paid-in capital	484,801	471,449
Treasury stock, 261 and 0 shares at June 27, 2025 and December 27, 2024, respectively	(4,479)	—
Accumulated other comprehensive loss	(5,645)	(7,031)
Accumulated deficit	(138,599)	(67,576)
Total stockholders’ equity	336,573	397,335
Total liabilities and stockholders’ equity	$437,781	$509,524

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$44,320	$99,005	$86,909	$176,361
Cost of sales	11,521	20,593	26,105	36,914
Gross profit	32,799	78,412	60,804	139,447
Selling, general and administrative expenses:
General and administrative	20,969	23,641	45,427	46,869
Selling and marketing	26,283	31,005	53,228	59,663
Research and development	10,263	11,868	21,602	23,298
Restructuring, impairment and related charges	5,248	—	27,912	—
Total selling, general and administrative expenses	62,763	66,514	148,169	129,830
Operating income (loss)	(29,964)	11,898	(87,365)	9,617
Other income (expense), net:
Interest income, net	1,366	1,422	2,732	2,951
Gain (loss) on foreign currency transactions	2,563	(3,049)	3,981	(5,346)
Royalty income	—	—	—	508
Other income, net	120	63	251	393
Total other income (expense), net	4,049	(1,564)	6,964	(1,494)
Income (loss) before income taxes	(25,915)	10,334	(80,401)	8,123
Provision (benefit) for income taxes	(9,103)	2,955	(9,378)	4,083
Net income (loss)	$(16,812)	$7,379	$(71,023)	$4,040
Net income(loss) per share:
Basic	$(0.34)	$0.15	$(1.44)	$0.08
Diluted	$(0.34)	$0.15	$(1.44)	$0.08
Weighted average shares outstanding:
Basic	49,520	49,127	49,432	49,018
Diluted	49,520	49,811	49,432	49,529

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income (loss)	$(16,812)	$7,379	$(71,023)	$4,040
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(620)	(97)	330	135
Reclassification into other income (expense), net	16	(17)	32	(34)
Investments available for sale:
Change in unrealized gain (loss)	9	3	8	(33)
Reclassification into other income (expense), net	1	(1)	1	2
Foreign currency translation gain (loss)	704	(938)	1,505	(2,038)
Tax effect	(151)	299	(490)	618
Other comprehensive income (loss), net of tax	(41)	(751)	1,386	(1,350)
Comprehensive income (loss)	$(16,853)	$6,628	$(69,637)	$2,690

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at March 28, 2025	49,523	$495	$476,868	—	$—	$(5,604)	$(121,787)	$349,972
Net loss	—	—	—	—	—	—	(16,812)	(16,812)
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Common stock issued upon exercise of options	1	—	11	—	—	—	—	11
Stock-based compensation	—	—	7,994	—	—	—	—	7,994
Repurchase of common stock	—	—		(261)	(4,479)	—	—	(4,479)
Repurchase of employee common stock for taxes withheld	(3)	(1)	(72)	—	—	—	—	(73)
Vested restricted and performance stock units	25	1	—	—	—	—	—	1
Balance, at June 27, 2025	49,546	$495	$484,801	(261)	$(4,479)	$(5,645)	$(138,599)	$336,573

Balance at March 29, 2024	49,120	$491	$447,716	—	$—	$(4,712)	$(50,707)	$392,788
Net income	—	—	—	—	—	—	7,379	7,379
Other comprehensive loss	—	—	—	—	—	(751)	—	(751)
Common stock issued upon exercise of options	18	—	371	—	—	—	—	371
Stock-based compensation	—	—	9,482	—	—	—	—	9,482
Repurchase of employee common stock for taxes withheld	(4)	—	(167)	—	—	—	—	(167)
Unvested restricted stock	16	—	—	—	—	—	—	—
Forfeited restricted stock	(1)	—	—	—	—	—	—	—
Vested restricted and performance stock units	12	1	—	—	—	—	—	1
Balance at June 28, 2024	49,161	$492	$457,402	—	$—	$(5,463)	$(43,328)	$409,103

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 27, 2024	49,294	$493	$471,449	—	$—	$(7,031)	$(67,576)	$397,335
Net loss	—	—	—	—	—	—	(71,023)	(71,023)
Other comprehensive income	—	—	—	—	—	1,386	—	1,386
Common stock issued upon exercise of options	53	1	386	—	—	—	—	387
Stock-based compensation	—	—	14,321	—	—	—	—	14,321
Repurchase of common stock	—	—	—	(261)	(4,479)	—	—	(4,479)
Repurchase of employee common stock for taxes withheld	(69)	(1)	(1,355)	—	—	—	—	(1,356)
Vested restricted and performance stock units	268	2	—	—	—	—	—	2
Balance, at June 27, 2025	49,546	$495	$484,801	(261)	$(4,479)	$(5,645)	$(138,599)	$336,573

Balance at December 29, 2023	48,839	$488	$436,947	—	$—	$(4,113)	$(47,368)	$385,954
Net income	—	—	—	—	—	—	4,040	4,040
Other comprehensive loss	—	—	—	—	—	(1,350)	—	(1,350)
Common stock issued upon exercise of options	205	2	5,693	—	—	—	—	5,695
Stock-based compensation	—	—	16,158	—	—	—	—	16,158
Repurchase of employee common stock for taxes withheld	(40)	—	(1,396)	—	—	—	—	(1,396)
Unvested restricted stock	16	—	—	—	—	—	—	—
Forfeited restricted stock	(5)	—	—	—	—	—	—	—
Vested restricted and performance stock units	146	2	—	—	—	—	—	2
Balance at June 28, 2024	49,161	$492	$457,402	—	$—	$(5,463)	$(43,328)	$409,103

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net income (loss)	$(71,023)	$4,040
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	4,312	2,759
Non-cash operating lease expense	1,866	1,599
Impairment of fixed assets and operating lease right-of-use assets	14,593	—
Accretion/Amortization of investments available for sale	(139)	(286)
Deferred income taxes	(10,624)	60
Change in net pension liability	(2)	(146)
Loss on disposal of property and equipment	—	26
Stock-based compensation expense	13,817	15,381
Change in asset retirement obligation	—	20
Provision for sales returns and credit losses	(1,818)	1,079
Inventory provision	2,499	1,024
Changes in working capital:
Accounts receivable	43,859	436
Inventories	(11,205)	(4,871)
Prepayments, deposits, and other assets	(6,264)	(7,085)
Accounts payable	(5,424)	3,618
Other current and non-current liabilities	(7,430)	(6,387)
Net cash provided by (used in) operating activities	(32,983)	11,267
Cash flows from investing activities:
Acquisition of property and equipment	(3,260)	(11,438)
Purchase of investments available for sale	(14,691)	(20,249)
Proceeds from maturity of investments available for sale	77,560	26,356
Proceeds from sale of investments available for sale	862	850
Net cash provided by (used in) investing activities	60,471	(4,481)
Cash flows from financing activities:
Repayment of finance lease obligations	(42)	(82)
Repurchase of common stock	(4,479)	—
Repurchase of employee common stock for taxes withheld	(1,356)	(1,396)
Proceeds from the exercise of stock options	387	5,695
Proceeds from vested restricted and performance stock units	2	2
Net cash provided by (used in) financing activities	(5,488)	4,219
Effect of exchange rate changes on cash and cash equivalents	972	(1,267)
Increase in cash and cash equivalents	22,972	9,738
Cash and cash equivalents, at beginning of the year	144,159	183,038
Cash and cash equivalents, at end of the period	$167,131	$192,776

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

The Condensed Consolidated Financial Statements for the three and six months ended June 27, 2025 and June 28, 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 27, 2025 and June 28, 2024, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Reclassifications

The Company reclassified certain personnel costs including salary-related and payroll tax expenses, bonus and stock-based compensation related expenses and travel related expenses previously included in research and development to sales and marketing. These costs support internal and external training and education of the Company’s existing products, and as such, the Company determined that classification of these costs in sales and marketing better reflects the nature of the costs and financial performance of the Company as it operates. The Company has made certain reclassification adjustments to conform prior period amounts to current presentation, which include reclassification adjustments between Research and development expenses and Sales and marketing expenses on its Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 28, 2024			Six Months Ended June 28, 2024
	Prior Presentation	Reclassification	New Presentation	Prior Presentation	Reclassification	New Presentation
Sales and marketing	$28,819	$2,186	$31,005	$55,527	$4,136	$59,663
Research and development	14,054	(2,186)	11,868	27,434	(4,136)	23,298

The reclassification adjustments did not have a material impact on previously recorded amounts and had no impact on the Company’s Total selling, general and administrative expenses, Operating income (loss), Net income (loss) or Net earnings (loss) per share. The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows were not affected by changes in the presentation of these costs.

Additionally, non-cash lease expense is now presented on its own line in the Company’s Condensed Consolidated Statements of Cash Flows instead of combined with the changes in other current and non-current liabilities as follows (in thousands):

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Reclassifications (Continued)

	Six Months Ended June 28, 2024
	Prior Presentation	Reclassification	New Presentation
Non-cash operating lease expense	$—	$1,599	$1,599
Other current and non-current liabilities	(4,788)	(1,599)	(6,387)

Net cash provided by (used in) operating activities presented in the Condensed Consolidated Statements of Cash Flows was not affected by this change in presentation.

Restructuring, Impairment and Related Charges

In the first half of 2025, the Company took a number of steps to change its leadership team, realign its leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. As part of this leadership realignment and related efforts, during the three and six months ended June 27, 2025, the Company recognized costs related to severance and reduction in workforce of $3,645,000 and $12,453,000, respectively; consulting expenses of $227,000 and $866,000, respectively; impairment expenses on leasehold improvements and machinery and equipment of $700,000 and $7,759,000, respectively, as the Company will no longer be using these assets; and impairment on real property right-of-use assets of $676,000 and $4,083,000, respectively, as the Company is actively pursuing subleasing opportunities for two of its leased properties. In addition, the Company also recognized impairment of $0 and $2,751,000, respectively during the three and six months ended June 27, 2025 for internally developed software that it will no longer be using as it will transition to a cloud-based software solution. An aggregate of $5,248,000 and $27,912,000 for such costs, expenses and charges is included in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2025. The restructuring effort was substantially completed as of June 27, 2025. For more detail, see Notes 5, 7 and 8.

Vendor Concentration

There was one vendor that accounted for over 10% of the Company’s consolidated accounts payable as of June 27, 2025 and December 27, 2024.

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

See “Note 14 – Disaggregation of Revenues, Geographic Sales and Product Sales” and “Note 15 – Geographic Assets” for specific information regarding the Company’s sales and long-lived assets.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the requirements and its effect on the Condensed Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale

Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	June 27, 2025
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$4,153	$1	$—	$4,154	$—	$4,154
Certificates of deposit	1,507	—	—	1,507	—	1,507
U.S. Treasury securities	999	—	—	999	999	—
Corporate debt securities	16,096	1	(5)	16,092	—	16,092
Total investments AFS	$22,755	$2	$(5)	$22,752	$999	$21,753

	December 27, 2024
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$21,466	$4	$(2)	$21,468	$—	$21,468
Certificates of deposit	1,997	—	—	1,997	—	1,997
U.S. Treasury securities	11,356	3	(4)	11,355	11,355	—
Corporate debt securities	51,527	14	(26)	51,515	—	51,515
Total investments AFS	$86,346	$21	$(32)	$86,335	$11,355	$74,980

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

The Company assessed each debt security in a gross unrealized loss position to determine whether the decline in fair value below amortized cost was a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the debt security, the Company’s intent to sell and whether it is more-likely-than-not that the Company will not be required to sell the debt security before the recovery of the amortized cost basis. There has been no allowance for expected credit losses recorded for the three and six months ended June 27, 2025 and the three and six months ended June 28, 2024.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of June 27, 2025
	Within one year	After one year through five years	Total
Commercial paper	$4,154	$—	$4,154
Certificates of deposit	1,507	—	1,507
U.S. Treasury securities	999	—	999
Corporate debt securities	16,092	—	16,092
Total investments AFS	$22,752	$—	$22,752

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

During the six months ended June 27, 2025, two of the Company’s investments AFS with an aggregate fair value of $862,000, were subject to early redemption. The Company recognized a gain upon redemption of $1,000 during the six months ended June 27, 2025. During the six months ended June 28, 2024, two of the Company’s investments AFS with an aggregate fair value of $850,000 were subject to early redemption. The Company recognized a realized gain upon sale of $3,000 during the six months ended June 28, 2024.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	June 27, 2025	December 27, 2024
Raw materials and purchased parts	$10,353	$9,705
Work in process	10,441	8,168
Finished goods(1)	34,368	26,710
Total inventories, gross	55,162	44,583
Less inventory reserves	(2,055)	(1,278)
Total inventories, net	$53,107	$43,305

(1)
Finished goods inventory includes consigned inventory of $14,329,000 and $1,958,000 at June 27, 2025 and December 27, 2024, respectively. See also Note 14 for further details.

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	June 27, 2025	December 27, 2024
Prepayments and deposits	$8,158	$7,887
Prepaid rent	170	2,910
Prepaid insurance	1,210	2,432
Value added tax (VAT) receivable	2,640	1,359
BVG (Swiss Pension) prepayment	1,273	7
Other(1)	1,911	1,649
Total prepayments, deposits and other current assets	$15,362	$16,244

(1)
No individual category in “Other” exceeds 5% of the total prepayments, deposits and other current assets.

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	June 27, 2025	December 27, 2024
Machinery and equipment	$43,487	$46,113
Computer equipment and software	11,315	12,976
Furniture and fixtures	7,727	7,627
Leasehold improvements	18,671	19,766
Construction in process	30,551	32,014
Total property, plant and equipment, gross	111,751	118,496
Less accumulated depreciation	(37,334)	(33,607)
Total property, plant and equipment, net	$74,417	$84,889

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment (Continued)

As discussed in Note 1, during the three and six months ended June 27, 2025, the Company recognized fixed asset impairment expense of $700,000 and $7,759,000, respectively, primarily on leasehold improvements and machinery and equipment as the Company will no longer be using these assets. The Company also recognized impairment during the three and six months ended June 27, 2025 of $0 and $2,751,000, respectively, for internally developed software that the Company will no longer be using as it will transition to a cloud-based software solution. These amounts are recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statement of Operations.

Construction in process primarily consists of the build out and validation of machinery and equipment.

The Company recorded depreciation expense in the following categories as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cost of sales	$772	$582	$1,640	$1,028
General and administrative	841	482	1,916	947
Selling and marketing	174	259	349	392
Research and development	188	162	370	318
Total depreciation expense	$1,975	$1,485	$4,275	$2,685

Note 6 – Cloud-Based Software

The Company capitalized cloud-based software implementation costs related to several systems, including enterprise resource planning and customer relationship management systems, which are recorded within Prepayments, deposits and other current assets or Other assets on the Condensed Consolidated Balance Sheets, depending upon the short- or long-term nature of such costs. Assets are expected to be placed into service throughout 2025 and 2026.

Capitalized cloud-based software costs, net consisted of the following (in thousands):

	June 27, 2025	December 27, 2024
Capitalized cloud-based software	$22,865	$15,763
Less accumulated amortization	(200)	—
Total capitalized cloud-based software, net	$22,665	$15,763

Capitalized cloud-based software included in prepayments, deposits and other current assets	$418	$—
Capitalized cloud-based software included in other assets	$22,247	$15,763

Activity related to cloud-based software was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Additions to cloud-based software	$4,934	$3,157	$7,101	$5,697
Amortization of cloud-based software	147	—	200	—

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 27, 2025	December 27, 2024
Accrued salaries and wages	$13,821	$16,140
Accrued bonuses	3,354	1,300
Severance payable(1)	4,123	356
Accrued insurance	1,106	2,701
Income taxes payable	1,067	6,547
Marketing obligations	3,462	2,699
Other(2)	10,121	13,344
Total other current liabilities	$37,054	$43,087

(1)
As discussed in Note 1, during the six months ended June 27, 2025, the Company recognized costs in connection with its leadership realignment and related efforts. Of these costs, a total of $12,453,000 was recognized for severance costs related to leadership realignment and reduction in workforce. This amount is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statement of Operations. A majority of these severance payments were paid during the second quarter of 2025.
(2)
No individual category in “Other” exceeds 5% of the other current liabilities.

Note 8 – Operating Leases

The Company entered into operating leases primarily related to real property (office, manufacturing and warehouse facilities), automobiles and copiers. These operating leases are two to ten years in length with options to extend. The Company does not include any lease extensions in the initial valuation unless the Company was reasonably certain to extend the lease. Depending on the lease, there are those with fixed payment amounts for the entire length of the contract or payments which increase periodically as noted in the contract or increased at an inflation rate indicator. For operating leases that increase using an inflation rate indicator, the Company used the inflation rate at the time the lease was entered into for the length of the lease term. Supplemental balance sheet information related to operating leases consisted of the following (in thousands):

	June 27, 2025	December 27, 2024
Machinery and equipment	$877	$758
Computer equipment and software	446	446
Real property	44,450	47,648
Operating lease right-of-use assets, gross	45,773	48,852
Less accumulated depreciation	(12,746)	(12,002)
Operating lease right-of-use assets, net	$33,027	$36,850

Current operating lease obligations	$5,103	$3,894
Long-term operating lease obligations	35,417	34,807
Total operating lease liability	$40,520	$38,701
Weighted-average remaining lease term (in years)	6.8	7.1
Weighted-average discount rate	6.00%	5.98%

As discussed in Note 1, during the three and six months ended June 27, 2025, the Company recognized impairment on real property right-of-use assets of $676,000 and $4,083,000, respectively. The impairment relates to the Company’s decision to exit three of its leased properties, for which the Company has obtained a subtenant for one of its properties and is actively pursuing subleasing for the other two properties. The impairment was determined based on market comparables of similar subleased properties. The impairment is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Operating Leases (Continued)

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Operating lease cost	$1,798	$2,089	$3,947	$4,312
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,661	1,481	3,313	2,865
Right-of-use assets obtained in exchange for new operating lease liabilities	1,629	1,991	1,933	3,486

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of June 27, 2025 is as follows (in thousands):

.

As of June 27, 2025 12 Months Ended	Operating Leases
June 2026	$7,303
June 2027	8,041
June 2028	6,843
June 2029	6,923
June 2030	6,514
Thereafter	15,981
Total future minimum lease payments	51,605
Less amounts representing interest	(11,085)
Total lease liability	$40,520

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Provision (benefit) for income taxes	$(9,103)	$2,955	$(9,378)	$4,083

The effective tax rates for the three months ended June 27, 2025 and June 28, 2024 were 35.1% and 28.6%, respectively, and were 11.7% and 50.3% for the six months ended June 27, 2025 and June 28, 2024, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 27, 2025 and June 28, 2024, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 – Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Service cost(1)	$436	$313	$840	$638
Interest cost(2)	63	87	125	171
Expected return on plan assets(2)	(139)	(136)	(274)	(268)
Prior service credit(2),(3)	(53)	(45)	(106)	(90)
Settlement gain(2),(3)	(4)	—	(8)	—
Actuarial loss recognized in current period(2),(3)	73	28	146	56
Net periodic pension cost	$376	$247	$723	$507

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

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Employer contribution	$357	$272	$622	$539

Note 11 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of June 27, 2025, the Company had outstanding grants of stock options, RSUs and PSUs.

Stock options granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 19, 2024, stockholders approved a proposal to increase the number of shares under the Equity Plan by 2,600,000 shares, for a total of 22,805,000 shares. As of June 27, 2025, there were 731,032 shares available for grant under the Equity Plan.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Employee stock options	$1,640	$3,518	$4,045	$6,691
Restricted stock	145	170	302	198
RSUs	3,345	3,053	6,308	5,343
PSUs	2,211	2,119	2,607	2,804
Nonemployee stock options	208	151	302	292
Nonemployee RSUs	253	31	253	53
Total stock-based compensation expense	$7,802	$9,042	$13,817	$15,381

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cost of sales	$90	$363	$380	$661
General and administrative	4,643	4,981	7,326	8,056
Selling and marketing	1,309	1,319	2,586	2,529
Research and development	1,760	2,379	3,525	4,135
Total stock-based compensation expense, net	7,802	9,042	13,817	15,381
Amounts capitalized as part of inventory	192	440	504	777
Total stock-based compensation expense, gross	$7,994	$9,482	$14,321	$16,158

As of June 27, 2025, total unrecognized compensation cost related to non-vested stock-based compensation arrangements were as follows (in thousands):

June 27, 2025
Stock options	$9,026
RSUs and PSUs	40,468
Total unrecognized stock-based compensation cost	$49,494

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

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Expected dividend yield	0%	0%	0%	0%
Expected volatility	60%	59%	60%	59%
Risk-free interest rate	4.03%	4.45%	4.09%	4.19%
Expected term (in years)	5.05	5.29	5.05	5.29

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock Options

A summary of stock option activity under the Equity Plan for the six months ended June 27, 2025 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 27, 2024	2,808	$45.72
Granted	112	17.53
Exercised	(53)	7.23
Forfeited or expired	(433)	47.71
Outstanding at June 27, 2025	2,434	$44.87	5.04	$1,238
Exercisable at June 27, 2025	1,928	$47.18	4.07	$1,200

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Equity Plan for the six months ended June 27, 2025 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 27, 2024	16	695	406
Granted	—	1,234	849
Vested	(16)	(248)	(20)
Forfeited or expired	—	(151)	(417)
Unvested at June 27, 2025	—	1,530	818

Share Repurchase Program

In May 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock. Under the program, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the program will be determined by the Company in its discretion, subject to market conditions, legal requirements, and other considerations. The Company is not obligated to repurchase any specific number of shares, and the program may be modified, suspended, or discontinued at any time, without prior notice. During the quarter ended June 27, 2025 the Company purchased 260,515 shares for an aggregate of $4,479,000 pursuant to its share repurchase program. As of June 27, 2025, $25,521,000 remained available for repurchases pursuant to the program. Subsequent to the end of the quarter, during the period June 28, 2025 to August 1, 2025, the Company purchased an additional 115,115 shares for a total of $1,982,000 pursuant to its share repurchase program.

Repurchased shares are held in treasury stock. Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired stock is recorded as treasury stock.

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

Note 13 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net income (loss)	$(16,812)	$7,379	$(71,023)	$4,040
Denominator:
Weighted average common shares:
Common shares outstanding	49,520	49,127	49,432	49,018
Denominator for basic calculation	49,520	49,127	49,432	49,018
Weighted average effects of potentially diluted common stock:
Stock options	—	468	—	407
Unvested restricted stock	—	7	—	6
RSUs	—	109	—	57
PSUs	—	100	—	41
Denominator for diluted calculation	49,520	49,811	49,432	49,529
Net income (loss) per share:
Basic	$(0.34)	$0.15	$(1.44)	$0.08
Diluted	$(0.34)	$0.15	$(1.44)	$0.08

Because the Company had a net loss for the three and six months ended June 27, 2025, the number of diluted shares is equal to the number of basic shares. The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, RSUs and PSUs with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Stock options	7,128	3,031	7,089	3,275
Restricted stock, RSUs and PSUs	1,009	180	885	63
Total	8,137	3,211	7,974	3,338

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

100% of the Company’s sales are generated from the ophthalmic surgical product segment and the chief operating decision maker makes operating decisions and allocates resources based upon the consolidated operating results, and therefore the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are implantable Collamer lenses (“ICLs”) used in refractive surgery. Historically the Company marketed and sold cataract intraocular lenses (“IOLs”) and related injectors and injector parts. The Company phased out sales of such products in fiscal 2023, and no longer intends to sell any such products. The composition of the Company’s net sales is primarily related to ICL sales. ICL sales include normal recurring sales adjustments such as sales return allowances. In the following tables, sales are disaggregated by category and sales by geographic market data.

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

The following breaks down sales into the following categories (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Non-consignment sales	$37,525	$94,775	$75,376	$166,539
Consignment sales	6,795	4,230	11,533	9,822
Total net sales	$44,320	$99,005	$86,909	$176,361

In April 2025, in order to mitigate potential financial exposure from tariffs imposed by China, the Company negotiated and implemented consignment agreements with its two distributors in China and delivered consigned inventory to its distributors. During the quarter ended June 27, 2025, the Company delivered additional consigned inventory to its distributors in China. As consigned inventory in China is purchased by the Company’s distributors, revenue associated with such consigned inventory will be recorded as consignment sales.

The Company markets and sells its products in over 75 countries and conducts its manufacturing in the United States. Sales are attributed to countries based on location of customers. During 2025, the Company separately presented Korea as the sales exceeded 10% of total sales and the presentation of immaterial amounts related to normal recurring sales adjustments previously presented in foreign other sales are presented in the countries these normal recurring sales adjustments are attributable to. Prior period amounts have been conformed to current presentation in the following table. The composition of the Company’s net sales to unaffiliated customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Domestic	$5,635	$5,399	$11,094	$10,334
Foreign:
China	5,299	63,519	4,422	101,996
Japan	10,915	9,887	22,310	20,344
Korea	4,293	3,924	11,815	10,660
Other(1)	18,178	16,276	37,268	33,027
Total foreign sales	38,685	93,606	75,815	166,027
Total net sales	$44,320	$99,005	$86,909	$176,361

(1)
No other location individually exceeds 10% of the total sales.

The Company’s China distributors accounted for an aggregate of 12% and 64% of net sales for the three months ended June 27, 2025 and June 28, 2024, respectively. The Company’s Korea distributor accounted for an aggregate of 14% of net sales for the six months ended June 27, 2025 and the Company’s China distributors accounted for an aggregate of 58% of net sales for the six months ended June 28, 2024. As of December 27, 2024, the Company’s China distributors accounted for an aggregate of 58% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 15 — Geographic Assets

The Company’s long-lived assets are located in the following geographical locations in which the Company operates. Other than the U.S. and Switzerland, no other geographic location exceeds 10% of each category of long-lived assets. The composition of the Company’s long-lived assets was as follows (in thousands):

	June 27, 2025
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$57,007	$16,926	$484	$74,417
Operating lease ROU assets, net	23,434	5,851	3,742	33,027
Total	$80,441	$22,777	$4,226	$107,444

	December 27, 2024
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$68,318	$16,084	$487	$84,889
Finance lease ROU assets, net	37	—	—	37
Operating lease ROU assets, net	27,754	6,414	2,682	36,850
Total	$96,109	$22,498	$3,169	$121,776

(1)
No other location individually exceeds 10% of each category of long-lived assets.

Note 16 — Subsequent Events

Proposed Merger with Alcon

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alcon Research, LLC, a Delaware limited liability company (“Alcon”), and Rascasse Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Alcon (“Merger Sub”).

The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Alcon.

The Board of Directors has unanimously (a) determined that the Merger Agreement and the transactions contemplated thereby are fair to, and in the best interests of, the Company and its stockholders (b) approved and declared advisable the Merger Agreement and the transactions contemplated thereby and (c) resolved to recommend that the Company’s stockholders adopt the Merger Agreement. The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement at a stockholder meeting that will be held on a date, and at a time and place, to be announced.

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Merger Agreement) will be cancelled and converted into the right to receive $28.00 in cash, without interest.

The respective obligations of the Company, Alcon and Merger Sub to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including: (1) the adoption of the Merger Agreement by the Company’s stockholders; (2) the absence of any law or order prohibiting consummation of the Merger in specified jurisdictions in which the Company, Alcon or their respective subsidiaries have business operations; (3) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other specified regulatory approvals; (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; and (5) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement. In addition, Alcon’s and Merger Sub’s obligation to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a condition that there has not occurred a material adverse effect on the Company since the date of the Merger Agreement that is continuing. The availability of financing is not a condition to the consummation of the Merger.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 16 — Subsequent Events (Continued)

If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Alcon a termination fee of up to $43.4 million, and if the Merger Agreement is terminated under certain other circumstances, Alcon may be required to pay the Company a termination fee equal to $72.4 million.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution investors and prospective investors that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors, which if they do not materialize or prove correct, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, without limitation, those described in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on February 21, 2025. We disclaim any intention or obligation to update or review these financial projections or forward-looking statements due to new information or other events except as required by law.

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

Business Environment and Factors Affecting Comparability

For the three months ended June 27, 2025, we reported $44.3 million of net sales, a decrease of 55% compared to $99.0 million of net sales for the three months ended June 28, 2024. This significant decrease is primarily due to dynamics within our business in China. Net sales to our two distributors in China were $5.3 million for the three months ended June 27, 2025, compared to net sales of $63.5 million for the three months ended June 28, 2024. During the three months ended June 27, 2025, our distributors in China purchased fewer ICLs, as they were able to satisfy procedural demand largely from their existing inventory. Our distributors in China have historically purchased products from us in bulk shipments in advance of anticipated demand, which they use to satisfy orders from hospital customers based on scheduled surgeries. During fiscal 2024, our distributors in China purchased lenses above contracted minimums in anticipation of higher procedural volumes during what is typically a summer “high season” in China. Due to dynamic macroeconomic conditions and other factors, the number of ICL procedures performed during the high season and the second half of 2024 overall was lower than expected. Accordingly, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory. The level of inventory owned by our distributors in China has decreased substantially since December 27, 2024, and has now returned to historical levels. However, as anticipated we reported minimal China ICL sales in the first half of fiscal 2025. We expect our China revenue will normalize in the second half of fiscal 2025, as our distributors increase their purchases of ICLs to meet forecasted demand. However, our ability to successfully address these challenges will depend on a number of factors, including the risk of a prolonged slowdown or disruption in China and the status of trade tariffs both globally and between the United States and China.

In April 2025, in response to the announcement of tariffs by the United States on Chinese goods, China announced retaliatory tariffs on U.S.-origin goods. In order to mitigate potential financial exposure from such tariffs, we negotiated and implemented consignment agreements with our two distributors in China, and we delivered consigned inventory to China in advance of the implementation of tariffs. During the quarter ended June 27, 2025, we delivered additional consignment inventory to our distributors in China. While the tariff situation is evolving, we believe that these efforts to increase the amount of ICLs in China reduce the Company’s tariff risk in China in the near-term. In addition, we are rapidly ramping up our production capabilities in Switzerland to supplement our manufacturing capacity in the United States to provide optionality under multiple tariff scenarios.

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

Management believes that there have been no significant changes during the six months ended June 27, 2025 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for
	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	26.0%	20.8%	30.0%	20.9%
Gross profit	74.0%	79.2%	70.0%	79.1%
General and administrative	47.3%	23.9%	52.3%	26.6%
Selling and marketing	59.3%	31.3%	61.2%	33.8%
Research and development	23.2%	12.0%	24.9%	13.2%
Restructuring, impairment and related charges	11.8%	0.0%	32.1%	0.0%
Total selling, general and administrative	141.6%	67.2%	170.5%	73.6%
Operating income (loss)	(67.6)%	12.0%	(100.5)%	5.5%
Total other income (expense), net	9.1%	(1.6)%	8.0%	(0.8)%
Income (loss) before income taxes	(58.5)%	10.4%	(92.5)%	4.7%
Provision (benefit) for income taxes	(20.5)%	3.0%	(10.8)%	2.3%
Net income (loss)	(38.0)%	7.4%	(81.7)%	2.4%

Net Sales

The following table presents our net sales (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 27, 2025	June 28, 2024	2025 vs. 2024	June 27, 2025	June 28, 2024	2025 vs. 2024
Net sales	$44,320	$99,005	(55.2)%	$86,909	$176,361	(50.7)%

* Denotes change is greater than +100%.

Net sales for the three months ended June 27, 2025 decreased 55% from the same period of 2024 primarily due to decreased China sales. The composition of our net sales is primarily related to ICL sales. ICL sales include normal recurring sales adjustments such as sales return allowances. The sales decrease was driven by the Asia Pacific (“APAC”) region, which decreased 69%, with ICL unit decrease of 74%. The decrease in the APAC region was driven by decreased sales in China, partially offset by sales growth in India, Japan and Korea. We expect China sales to return to normalized levels beginning in the third quarter of 2025. The Europe, Middle East and Africa (“EMEA”) region sales increased 11% with ICL unit growth up 8%, due to sales growth in our distributor and direct markets. The Americas region sales increased 10% with ICL unit growth up 9%, due to sales growth in Canada, Latin America distributor markets and U.S. Changes in foreign currency favorably impacted net sales by $1.2 million.

Net sales for the six months ended June 27, 2025 decreased 51% from the same period of 2024 primarily due to decreased China sales. The sales decrease was driven by the APAC region, which decreased 66%, with ICL unit decrease of 69%. The decrease in the APAC region was driven by decreased sales in China, partially offset by sales growth in India, Korea and Japan. The EMEA region sales increased 14% with ICL unit growth up 9%, due to sales growth in our direct and distributor markets. The Americas region sales increased 10% with ICL unit growth up 6%, due to sales growth in Canada, Latin America distributor markets and U.S. Changes in foreign currency favorably impacted net sales by $0.4 million.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 27, 2025	June 28, 2024	2025 vs. 2024	June 27, 2025	June 28, 2024	2025 vs. 2024
Gross profit	$32,799	$78,412	(58.2)%	$60,804	$139,447	(56.4)%
Gross margin	74.0%	79.2%		70.0%	79.1%

Gross profit for the three and six months ended June 27, 2025 decreased 58.2% and 56.4%, respectively, from the same period of 2024. Gross profit margin decreased to 74.0% of sales for the three months ended June 27, 2025 compared to 79.2% of sales for the three months ended June 28, 2024 due to decreased sales volume. Gross profit margin decreased to 70.0% of sales for the six months ended June 27, 2025 compared to 79.1% of sales for the six months ended June 28, 2024 due primarily to higher manufacturing costs per unit due to lower production volume and increased excess and obsolete inventory reserves, partially offset by decreased period costs as a result of our cost reductions implemented in the quarter ended March 28, 2025.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 27, 2025	June 28, 2024	2025 vs. 2024	June 27, 2025	June 28, 2024	2025 vs. 2024
General and administrative expense	$20,969	$23,641	(11.3)%	$45,427	$46,869	(3.1)%
Percentage of sales	47.3%	23.9%		52.3%	26.6%

General and administrative expenses for the three months ended June 27, 2025 decreased 11.3% from the same period of 2024 due to decreased outside services, partially offset by increased salary-related and payroll tax expenses. General and administrative expenses for the six months ended June 27, 2025 decreased 3.1% from the same period of 2024 due to decreased outside services and bonus and stock-based compensation expenses, partially offset by increased salary-related and payroll tax expenses and facilities related costs.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 27, 2025	June 28, 2024	2025 vs. 2024	June 27, 2025	June 28, 2024	2025 vs. 2024
Selling and marketing expense	$26,283	$31,005	(15.2)%	$53,228	$59,663	(10.8)%
Percentage of sales	59.3%	31.3%		61.2%	33.8%

Selling and marketing expenses for the three and six months ended June 28, 2024 decreased 15.2% and 10.8% from the same periods of 2024, respectively, due to decreased advertising and promotional activities, partially offset by increased salary-related and payroll tax expenses.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 27, 2025	June 28, 2024	2025 vs. 2024	June 27, 2025	June 28, 2024	2025 vs. 2024
Research and development expense	$10,263	$11,868	(13.5)%	$21,602	$23,298	(7.3)%
Percentage of sales	23.2%	12.0%		24.9%	13.2%

Research and development expenses for the three months ended June 27, 2025 decreased 13.5% due primarily to decreased stock-based compensation expenses. Research and development expenses for the six months ended June 27, 2025 decreased 7.3% due to decreased clinical expenses associated with U.S. post-approval clinical activities and stock-based compensation expenses.

Restructuring, Impairment and Related Charges

The following table presents our restructuring, impairment and related charges (dollars in thousands):

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	June 27, 2025	June 28, 2024	2025 vs. 2024		June 27, 2025	June 28, 2024	2025 vs. 2024
Restructuring, impairment and related charges	$5,248	$—	—	*	$27,912	$—	—	*
Percentage of sales	11.8%	0.0%			32.1%	0.0%

* Denotes change is greater than +100%.

In the first half of 2025, we took a number of steps to change our leadership team, realign our leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. As part of this leadership realignment and related efforts, during the three and six months ended June 27, 2025, we recognized costs related to severance and reduction in workforce of $3,645,000 and $12,453,000, respectively; consulting expenses of $227,000 and $866,000, respectively; impairment expenses on leasehold improvements and machinery and equipment of $700,000 and $7,759,000, respectively, as we will no longer be using these assets; and impairment on real property right-of-use assets of $676,000 and $4,083,000, respectively, as we are actively pursuing subleasing opportunities for two of our leased properties. In addition, we also recognized impairment of $0 and $2,751,000 during the three and six months ended June 27, 2025, respectively, for internally developed software that we will no longer be using as we will transition to a cloud-based software solution. The restructuring effort was substantially completed as of June 27, 2025.

Other Income (Expense), Net

The following table presents our other income (expense), net (dollars in thousands):

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	June 27, 2025	June 28, 2024	2025 vs. 2024		June 27, 2025	June 28, 2024	2025 vs. 2024
Other income (expense), net	$4,049	$(1,564)	—	*	$6,964	$(1,494)	—	*
Percentage of sales	9.1%	(1.6)%			8.0%	(0.8)%

* Denotes change is greater than +100%.

Other income (expense), net increased for the three and six months ended June 27, 2025 and June 28, 2024, primarily due to higher foreign exchange gains.

Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	June 27, 2025	June 28, 2024	2025 vs. 2024		June 27, 2025	June 28, 2024	2025 vs. 2024
Income (benefit) tax provision	$(9,103)	$2,955	—	*	$(9,378)	$4,083	—	*

* Denotes change is greater than +100%.

The effective tax rates for the three months ended June 27, 2025 and June 28, 2024 were 35.1% and 28.6%, respectively. The effective tax rates for the six months ended June 27, 2025 and June 28, 2024 were 11.7% and 50.3%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. If our anticipated future cash flow from operating activities is insufficient to satisfy our future capital requirements in the long-term, we may need to seek additional capital. Our financial condition at June 27, 2025 and December 27, 2024 included the following (in thousands):

	June 27, 2025	December 27, 2024	2025 vs. 2024
Cash and cash equivalents	$167,131	$144,159	$22,972
Investments available for sale	22,752	86,335	(63,583)
Total	$189,883	$230,494	$(40,611)

Current assets	$292,792	$367,940	$(75,148)
Current liabilities	59,228	70,306	(11,078)
Working capital	$233,564	$297,634	$(64,070)

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

A summary of cash flows for the six months ended June 27, 2025 and June 28, 2024 was as follows (in thousands):

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash flows from:
Operating activities	$(32,983)	$11,267
Investing activities	60,471	(4,481)
Financing activities	(5,488)	4,219
Effect of exchange rate changes	972	(1,267)
Net increase in cash and cash equivalents	22,972	9,738
Cash and cash equivalents, at beginning of year	144,159	183,038
Cash and cash equivalents, at end of period	$167,131	$192,776

For the six months ended June 27, 2025 net cash used in operating activities consisted of $71.0 million net loss; partially offset by $24.5 million in non-cash items primarily related to impairment on fixed assets and operating leases and stock-based compensation expenses, partially offset by deferred income taxes, and $13.5 million in working-capital changes primarily related to changes in accounts receivable, partially offset by changes in inventories. For the six months ended June 28, 2024 net cash provided by operating activities consisted of $21.5 million in non-cash items primarily related to stock-based compensation expenses and net income of $4.0 million, partially offset by $14.3 million in working-capital changes due partially to capitalization of cloud-based software.

For the six months ended June 27, 2025, net cash provided by investment activities was $60.5 million which consisted of $77.6 million in proceeds from the maturities of investments AFS, partially offset by $14.7 of purchases of investments AFS. During the first half of 2025, upon maturity of investments AFS, funds were placed into money market accounts to serve as liquidity for operations. For the six months ended June 28, 2024, net cash used in investment activities was $4.5 million which consisted of $20.2 million in purchases of investments AFS and $11.4 million in purchases of property, plant and equipment, partially offset by $26.4 million of proceeds from the maturity of investments AFS.

For the six months ended June 27, 2025 net cash used in financing activities was $5.5 million which primarily consisted of $4.5 million of repurchases of common stock pursuant to our share repurchase program and $1.4 million to repurchase employee common stock for taxes withheld. For the six months ended June 28, 2024, net cash provided by financing activities was $4.2 million which consisted of $5.7 million of proceeds from the exercise of stock options, partially offset by $1.4 million to repurchase employee common stock for taxes withheld.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 27, 2025, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 27, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 27, 2024. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results. The following risk factors represent new risks that have emerged since the filing of the Company’s Form 10-K for the fiscal year ended December 27, 2024.

The announcement and pendency of our proposed acquisition by Alcon could adversely impact our business, financial condition, and results of operations.

On August 4, 2025, we entered into the Merger Agreement. Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•
the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•
the diversion of significant management time and resources toward the completion of the Merger;
•
difficulties maintaining relationships with customers, suppliers, and other business partners;
•
delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use commercially reasonable efforts to carry on its business in the ordinary course of business and preserve intact its material business organization and existing relationships;
•
litigation relating to the Merger and the costs related thereto; and
•
the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

The completion of the Merger is subject to certain closing conditions, including stockholder approval and certain regulatory conditions, which may not be satisfied on a timely basis or at all, and the failure to consummate the Merger within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.

The obligations of the Company, Alcon and Merger Sub to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including the adoption of the Merger Agreement by holders of a majority of the Company’s outstanding shares of common stock. Ownership of our common stock is currently concentrated among a few investors, and our largest investor currently beneficially owns approximately 27% of our outstanding shares of common stock. If our largest investors do not vote their shares in support of the adoption of the Merger Agreement, our ability to satisfy this closing condition would be materially adversely affected.

In addition, the Merger is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of regulatory approvals in other jurisdictions, including China and Japan. The relevant governmental entities may impose requirements, limitations or costs or place restrictions on the conduct of our or Alcon’s business following the Merger as a condition to approval or not grant approval at all.

Other conditions that must be satisfied or waived before one or more of the parties will be obligated to consummate the Merger are (1) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; (2) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement, (3) the absence of any law or order prohibiting consummation of the Merger in specified jurisdictions in which the Company, Alcon or their respective subsidiaries have business operations; and (4) in the case of Alcon’s and Merger Sub’s obligation to consummate the Merger, a condition that there has not occurred a material adverse effect on the Company since the date of the Merger Agreement that is continuing.

We can provide no assurance that the closing conditions will be fulfilled (or waived, if applicable) in a timely manner or at all, and, if all closing conditions are timely fulfilled (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our, Alcon’s or Merger Sub’s control, and we cannot predict when or if these conditions will be fulfilled (or waived, if applicable).

The Merger Agreement also includes termination provisions for both the Company and Alcon. If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Alcon a termination fee of up to $43.4 million, and if the Merger Agreement is terminated under certain circumstances, including a failure to timely receive required regulatory approvals, Alcon may be required to pay the Company a termination fee equal to $72.4 million.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Alcon or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our stockholders, customers, suppliers, lenders, partners, officers, employees, governmental entities, and other third parties could continue or accelerate in the event of a failed transaction. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $28.00 per share or higher, on terms acceptable to us, the share price of the common stock of the Company may decline to the extent that the current market price of the common stock reflects an assumption that the Merger will be completed.

Also, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Some of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on August 5, 2025 (the “August 5 Form 8-K”). The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the August 5 Form 8-K.

Lawsuits may be filed against us or our directors or officers challenging the transactions contemplated by the Merger Agreement or the Merger, which could prevent or delay the completion of the Merger or result in the payment of damages.

Litigation relating to the Merger may be filed against us or our directors or officers. Among other remedies, claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Merger from being completed. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to our management.

If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s share repurchase activity for the three months ended June 27, 2025, on a monthly basis:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet to be Purchased Under the Plans or Programs (in thousands)(1)
March 29 - April 25, 2025	—	$—	—	$30,000
April 26 - May 23, 2025	—	—	—	30,000
May 24 - June 27, 2025	260,515	17.17	260,515	25,521
Total	260,515		260,515

(1)
On May 16, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock. During the quarter ended June 27, 2025 the Company purchased 260,515 shares for an aggregate of $4.5 million. As of June 27, 2025, approximately $25.5 million remained available for repurchases pursuant to our share repurchase program. Under the share repurchase program, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the program will be determined by the Company in its discretion, subject to market conditions, legal requirements, and other considerations. The Company is not obligated to repurchase any specific number of shares, and the program may be modified, suspended, or discontinued at any time, without prior notice.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended June 27, 2025, no director or officer adopted or terminated:

(i)
Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and
(ii)
Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Description

2.1

Agreement and Plan of Merger, dated as of August 4, 2025, by and among STAAR Surgical Company, Alcon Research, LLC and Rascasse Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed with the Commission on August 5, 2025).

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

10.1	*#	Letter of the Company dated June 25, 2025 to Deborah Andrews, Chief Financial Officer, regarding employment and compensation.

10.2	*#	Consulting Agreement dated April 24, 2025 between the Company and Wei Jiang.

31.1	*	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	*

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended June 27, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2025, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	August 6, 2025	By:	/s/ DEBORAH ANDREWS
Deborah Andrews
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)