Form 10-Q
period 2025-09-26
STAAR SURGICAL CO
filed 2025-11-05
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2025

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

The registrant has 49,741,953 shares of common stock, par value $0.01 per share, issued and outstanding as of October 31, 2025.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	September 26, 2025	December 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$176,155	$144,159
Investments available for sale (amortized cost basis of $16,504 and $86,346 at September 26, 2025 and December 27, 2024, respectively)	16,505	86,335
Accounts receivable trade, net of allowance for credit losses of $83 and $32 at September 26, 2025 and December 27, 2024, respectively	60,105	77,897
Inventories, net	53,302	43,305
Prepayments, deposits and other current assets	15,142	16,244
Total current assets	321,209	367,940
Property, plant and equipment, net	72,605	84,889
Finance lease right-of-use assets, net	—	37
Operating lease right-of-use assets, net	31,339	36,850
Goodwill	1,786	1,786
Deferred income taxes	1,977	788
Other assets	27,446	17,234
Total assets	$456,362	$509,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,180	$16,704
Obligations under finance leases	—	42
Obligations under operating leases	5,314	3,894
Allowance for sales returns	7,526	6,579
Other current liabilities	39,617	43,087
Total current liabilities	61,637	70,306
Obligations under operating leases	33,803	34,807
Deferred income taxes	—	297
Asset retirement obligations	43	42
Deferred rent	89	—
Pension liability	7,010	6,737
Total liabilities	102,582	112,189
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 49,730 and 49,294 shares issued and outstanding at September 26, 2025 and December 27, 2024, respectively	497	493
Additional paid-in capital	495,986	471,449
Treasury stock, 376 and 0 shares at September 26, 2025 and December 27, 2024, respectively	(6,461)	—
Accumulated other comprehensive loss	(6,527)	(7,031)
Accumulated deficit	(129,715)	(67,576)
Total stockholders’ equity	353,780	397,335
Total liabilities and stockholders’ equity	$456,362	$509,524

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$94,732	$88,590	$181,641	$264,951
Cost of sales	16,857	20,103	42,962	57,017
Gross profit	77,875	68,487	138,679	207,934
Selling, general and administrative expenses:
General and administrative	20,763	21,685	66,190	68,554
Selling and marketing	23,461	28,872	76,689	88,535
Research and development	9,209	12,248	30,811	35,546
Merger transaction and related costs	5,926	—	5,926	—
Restructuring, impairment and related charges	26	—	27,938	—
Total selling, general and administrative expenses	59,385	62,805	207,554	192,635
Operating income (loss)	18,490	5,682	(68,875)	15,299
Other income (expense), net:
Interest income, net	790	1,407	3,522	4,358
Gain (loss) on foreign currency transactions	(843)	5,931	3,138	585
Royalty income	—	—	—	508
Other income, net	353	139	604	532
Total other income, net	300	7,477	7,264	5,983
Income (loss) before income taxes	18,790	13,159	(61,611)	21,282
Provision for income taxes	9,906	3,179	528	7,262
Net income (loss)	$8,884	$9,980	$(62,139)	$14,020
Net income (loss) per share:
Basic	$0.18	$0.20	$(1.26)	$0.29
Diluted	$0.18	$0.20	$(1.26)	$0.28
Weighted average shares outstanding:
Basic	49,633	49,199	49,499	49,078
Diluted	50,549	49,731	49,499	49,614

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net income (loss)	$8,884	$9,980	$(62,139)	$14,020
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(514)	(1,708)	(184)	(1,573)
Reclassification into other income (expense), net	17	(17)	49	(51)
Investments available for sale:
Change in unrealized gain (loss)	3	134	11	101
Reclassification into other income (expense), net	1	—	2	2
Foreign currency translation gain (loss)	(639)	1,856	866	(182)
Tax effect	250	(404)	(240)	214
Other comprehensive income (loss), net of tax	(882)	(139)	504	(1,489)
Comprehensive income (loss)	$8,002	$9,841	$(61,635)	$12,531

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
Balance, at June 27, 2025	49,546	$495	$484,801	(261)	$(4,479)	$(5,645)	$(138,599)	$336,573
Net income	—	—	—	—	—	—	8,884	8,884
Other comprehensive loss	—	—	—	—	—	(882)	—	(882)
Common stock issued upon exercise of options	157	1	2,963	—	—	—	—	2,964
Stock-based compensation	—	—	8,222	—	—	—	—	8,222
Repurchase of common stock	—	—		(115)	(1,982)	—	—	(1,982)
Repurchase of employee common stock for taxes withheld	(2)	—	—	—	—	—	—	—
Vested restricted and performance stock units	29	1	—	—	—	—	—	1
Balance, at September 26, 2025	49,730	$497	$495,986	(376)	$(6,461)	$(6,527)	$(129,715)	$353,780

Balance, at June 28, 2024	49,161	$492	$457,402	—	$—	$(5,463)	$(43,328)	$409,103
Net income	—	—	—	—	—	—	9,980	9,980
Other comprehensive loss	—	—	—	—	—	(139)	—	(139)
Common stock issued upon exercise of options	105	1	1,656	—	—	—	—	1,657
Stock-based compensation	—	—	7,521	—	—	—	—	7,521
Vested restricted and performance stock units	5	—	—	—	—	—	—	—
Balance, at September 27, 2024	49,271	$493	$466,579	—	$—	$(5,602)	$(33,348)	$428,122

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
Balance, at December 27, 2024	49,294	$493	$471,449	—	$—	$(7,031)	$(67,576)	$397,335
Net loss	—	—	—	—	—	—	(62,139)	(62,139)
Other comprehensive income	—	—	—	—	—	504	—	504
Common stock issued upon exercise of options	210	2	3,349	—	—	—	—	3,351
Stock-based compensation	—	—	22,543	—	—	—	—	22,543
Repurchase of common stock	—	—	—	(376)	(6,461)	—	—	(6,461)
Repurchase of employee common stock for taxes withheld	(71)	(1)	(1,355)	—	—	—	—	(1,356)
Vested restricted and performance stock units	297	3	—	—	—	—	—	3
Balance, at September 26, 2025	49,730	$497	$495,986	(376)	$(6,461)	$(6,527)	$(129,715)	$353,780

Balance, at December 29, 2023	48,839	$488	$436,947	—	$—	$(4,113)	$(47,368)	$385,954
Net income	—	—	—	—	—	—	14,020	14,020
Other comprehensive loss	—	—	—	—	—	(1,489)	—	(1,489)
Common stock issued upon exercise of options	310	3	7,349	—	—	—	—	7,352
Stock-based compensation	—	—	23,679	—	—	—	—	23,679
Repurchase of employee common stock for taxes withheld	(40)	—	(1,396)	—	—	—	—	(1,396)
Unvested restricted stock	16	—	—	—	—	—	—	—
Forfeited restricted stock	(5)	—	—	—	—	—	—	—
Vested restricted and performance stock units	151	2	—	—	—	—	—	2
Balance, at September 27, 2024	49,271	$493	$466,579	—	$—	$(5,602)	$(33,348)	$428,122

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net income (loss)	$(62,139)	$14,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	6,312	4,516
Non-cash operating lease expense	2,665	2,589
Impairment of fixed assets and operating lease right-of-use assets	14,593	—
Accretion/Amortization of investments available for sale	(55)	(410)
Deferred income taxes	(718)	47
Change in net pension liability	43	(162)
Loss on disposal of property and equipment	23	1,668
Stock-based compensation expense	21,975	22,541
Change in asset retirement obligation	—	24
Provision for sales returns and credit losses	975	1,947
Inventory provision	3,261	1,873
Changes in working capital:
Accounts receivable	18,004	(9,703)
Inventories	(12,449)	(5,962)
Prepayments, deposits, and other assets	(9,709)	(12,237)
Accounts payable	(7,911)	(2,031)
Other current and non-current liabilities	(5,186)	(3,637)
Net cash provided by (used in) operating activities	(30,316)	15,083
Cash flows from investing activities:
Acquisition of property and equipment	(4,143)	(17,669)
Purchase of investments available for sale	(26,464)	(61,194)
Proceeds from maturity of investments available for sale	92,984	38,291
Proceeds from sale of investments available for sale	3,377	850
Net cash provided by (used in) investing activities	65,754	(39,722)
Cash flows from financing activities:
Repayment of finance lease obligations	(42)	(124)
Repurchase of common stock	(6,461)	—
Repurchase of employee common stock for taxes withheld	(1,356)	(1,396)
Proceeds from the exercise of stock options	3,351	7,352
Proceeds from vested restricted and performance stock units	3	2
Net cash provided by (used in) financing activities	(4,505)	5,834
Effect of exchange rate changes on cash and cash equivalents	1,063	(230)
Increase (decrease) in cash and cash equivalents	31,996	(19,035)
Cash and cash equivalents, at beginning of the year	144,159	183,038
Cash and cash equivalents, at end of the period	$176,155	$164,003

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

The Condensed Consolidated Financial Statements for the three and nine months ended September 26, 2025 and September 27, 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 26, 2025 and September 27, 2024, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

On September 24, 2025, Broadwood Partners, L.P. and certain of its affiliates (collectively, the “Broadwood Group”) filed a definitive proxy statement with the SEC to solicit votes of STAAR stockholders in opposition to the Board’s recommendation that stockholders should vote to adopt the Merger Agreement.

The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement at a special meeting of stockholders (the “Special Meeting”). The Special Meeting was originally scheduled for October 23 2025, but was adjourned and later postponed to December 3, 2025. See Note 16 for further details.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Proposed Merger with Alcon (Continued)

The respective obligations of the Company, Alcon and Merger Sub to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including: (1) the adoption of the Merger Agreement by the Company’s stockholders; (2) the absence of any law or order prohibiting consummation of the Merger in specified jurisdictions in which the Company, Alcon or their respective subsidiaries have business operations; (3) certain specified regulatory approvals; (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; and (5) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement. In addition, Alcon’s and Merger Sub’s obligation to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a condition that there has not occurred a material adverse effect on the Company since the date of the Merger Agreement that is continuing. The availability of financing is not a condition to the consummation of the Merger.

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

	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
	Prior Presentation	Reclassification	New Presentation	Prior Presentation	Reclassification	New Presentation
Sales and marketing	$26,623	$2,249	$28,872	$82,150	$6,385	$88,535
Research and development	14,497	(2,249)	12,248	41,931	(6,385)	35,546

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

Additionally, non-cash lease expense is now presented on its own line in the Company’s Condensed Consolidated Statements of Cash Flows instead of combined with the changes in other current and non-current liabilities as follows (in thousands):

	Nine Months Ended September 27, 2024
	Prior Presentation	Reclassification	New Presentation
Non-cash operating lease expense	$—	$2,589	$2,589
Other current and non-current liabilities	(1,048)	(2,589)	(3,637)

Net cash provided by (used in) operating activities presented in the Condensed Consolidated Statements of Cash Flows was not affected by this change in presentation.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Merger Transaction and Related Costs

In connection with the proposed merger with Alcon, the Company incurred professional service expenses of $5,926,000 during the three months ended September 26, 2025, which are included in Merger transaction and related costs on the Condensed Consolidated Statements of Operations. The Company expects to continue to incur professional service expenses until the Merger is finalized.

Restructuring, Impairment and Related Charges

In the first half of 2025, the Company took a number of steps to change its leadership team, realign its leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. As part of this leadership realignment and related efforts, during the three and nine months ended September 26, 2025, the Company recognized costs related to severance and reduction in workforce of $18,000 and $12,471,000, respectively; consulting expenses of $8,000 and $874,000, respectively; impairment expenses on leasehold improvements and machinery and equipment of $0 and $7,759,000, respectively, as the Company will no longer be using these assets; and impairment on real property right-of-use assets of $0 and $4,083,000, respectively, as the Company is actively pursuing subleasing opportunities for two of its leased properties. In addition, the Company also recognized impairment of $0 and $2,751,000, respectively during the three and nine months ended September 26, 2025 for internally developed software that it will no longer be using as it will transition to a cloud-based software solution. An aggregate of $26,000 and $27,938,000 for such costs, expenses and charges is included in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2025. The restructuring effort was substantially completed as of June 27, 2025. For more detail, see Notes 5, 7 and 8.

Vendor Concentration

There was one vendor that accounted for over 10% of the Company’s consolidated accounts payable as of September 26, 2025 and December 27, 2024. There was one vendor that accounted for over 10% of the Company’s purchases for the three months ended September 26, 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA introduces changes in U.S. tax law, with certain provisions applicable to the Company beginning in 2025. These changes include the immediate expensing of domestic research and experimental expenditures, accelerated tax deductions for qualified property, and modifications to certain international tax frameworks. The Company has incorporated OBBBA into the income tax provision as of September 26, 2025 resulting in an immaterial impact to the effective tax rate. The Company continues to evaluate the impact the new legislation will have on its Condensed Consolidated Financial Statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale

Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	September 26, 2025
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$14,373	$2	$(2)	$14,373	$—	$14,373
Certificates of deposit	1,524	1	—	1,525	—	1,525
Corporate debt securities	607	—	—	607	—	607
Total investments AFS	$16,504	$3	$(2)	$16,505	$—	$16,505

	December 27, 2024
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$21,466	$4	$(2)	$21,468	$—	$21,468
Certificates of deposit	1,997	—	—	1,997	—	1,997
U.S. Treasury securities	11,356	3	(4)	11,355	11,355	—
Corporate debt securities	51,527	14	(26)	51,515	—	51,515
Total investments AFS	$86,346	$21	$(32)	$86,335	$11,355	$74,980

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

The Company assessed each debt security in a gross unrealized loss position to determine whether the decline in fair value below amortized cost was a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the debt security, the Company’s intent to sell and whether it is more-likely-than-not that the Company will not be required to sell the debt security before the recovery of the amortized cost basis. There has been no allowance for expected credit losses recorded for the three and nine months ended September 26, 2025 and September 27, 2024, respectively.

The following table shows the fair value of investments AFS by contractual maturity (dollars in thousands):

	As of September 26, 2025
	Within one year	After one year through five years	Total
Commercial paper	$14,373	$—	$14,373
Certificates of deposit	1,525	—	1,525
Corporate debt securities	607	—	607
Total investments AFS	$16,505	$—	$16,505

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

During the nine months ended September 26, 2025, several of the Company’s investments AFS with an aggregate fair value of $3,377,000, were subject to early redemption. The Company recognized a gain upon redemption of $2,000 during the nine months ended September 26, 2025. During the nine months ended September 27, 2024, two of the Company’s investments AFS with an aggregate fair value of $850,000 were subject to early redemption. The Company recognized a realized gain upon sale of $2,000 during the nine months ended September 27, 2024.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	September 26, 2025	December 27, 2024
Raw materials and purchased parts	$8,759	$9,705
Work in process	11,429	8,168
Finished goods(1)	34,900	26,710
Total inventories, gross	55,088	44,583
Less inventory reserves	(1,786)	(1,278)
Total inventories, net	$53,302	$43,305

(1)
Finished goods inventory includes consigned inventory of $13,811,000 and $1,958,000 at September 26, 2025 and December 27, 2024, respectively. See also Note 14 for further details.

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	September 26, 2025	December 27, 2024
Prepayments and deposits	$8,813	$7,887
Prepaid rent	234	2,910
Prepaid insurance	520	2,432
Value added tax (VAT) receivable	3,464	1,359
Other(1)	2,111	1,656
Total prepayments, deposits and other current assets	$15,142	$16,244

(1)
No individual category in “Other” exceeds 5% of the total prepayments, deposits and other current assets.

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	September 26, 2025	December 27, 2024
Machinery and equipment	$44,514	$46,113
Computer equipment and software	11,387	12,976
Furniture and fixtures	7,723	7,627
Leasehold improvements	19,342	19,766
Construction in process	28,957	32,014
Total property, plant and equipment, gross	111,923	118,496
Less accumulated depreciation	(39,318)	(33,607)
Total property, plant and equipment, net	$72,605	$84,889

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment (Continued)

As discussed in Note 1, during the nine months ended September 26, 2025, the Company recognized fixed asset impairment expense of $7,759,000 primarily on leasehold improvements and machinery and equipment as the Company will no longer be using these assets. The Company also recognized impairment during the nine months ended September 26, 2025 of $2,751,000 for internally developed software that the Company will no longer be using as it will transition to a cloud-based software solution. These amounts are recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statement of Operations.

Construction in process primarily consists of the build out and validation of machinery and equipment.

The Company recorded depreciation expense in the following categories as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cost of sales	$750	$586	$2,390	$1,614
General and administrative	874	910	2,790	1,857
Selling and marketing	176	54	525	446
Research and development	200	171	570	489
Total depreciation expense	$2,000	$1,721	$6,275	$4,406

Note 6 — Cloud-Based Software

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

Capitalized cloud-based software costs, net consisted of the following (in thousands):

	September 26, 2025	December 27, 2024
Capitalized cloud-based software	$26,827	$15,763
Less accumulated amortization	(304)	—
Total capitalized cloud-based software, net	$26,523	$15,763

Capitalized cloud-based software included in prepayments, deposits and other current assets	$418	$—
Capitalized cloud-based software included in other assets	$26,105	$15,763

Activity related to cloud-based software was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Additions to cloud-based software	$3,963	$4,094	$11,064	$9,791
Amortization of cloud-based software	104	—	304	—

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 26, 2025	December 27, 2024
Accrued salaries and wages	$13,321	$16,140
Accrued bonuses	8,156	1,300
Severance payable(1)	1,757	356
Accrued insurance	279	2,701
Income taxes payable	1,084	6,547
Marketing obligations	3,843	2,699
Other(2)	11,177	13,344
Total other current liabilities	$39,617	$43,087

(1)
As discussed in Note 1, during the nine months ended September 26, 2025, the Company recognized costs in connection with its leadership realignment and related efforts. Of these costs, a total of $12,471,000 was recognized for severance costs related to leadership realignment and reduction in workforce. This amount is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statement of Operations. A majority of these severance payments were paid during the second quarter of 2025.
(2)
No individual category in “Other” exceeds 5% of the other current liabilities.

Note 8 — Operating Leases

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

	September 26, 2025	December 27, 2024
Machinery and equipment	$782	$758
Computer equipment and software	413	446
Real property	44,095	47,648
Operating lease right-of-use assets, gross	45,290	48,852
Less accumulated depreciation	(13,951)	(12,002)
Operating lease right-of-use assets, net	$31,339	$36,850

Current operating lease obligations	$5,314	$3,894
Long-term operating lease obligations	33,803	34,807
Total operating lease liability	$39,117	$38,701
Weighted-average remaining lease term (in years)	6.7	7.1
Weighted-average discount rate	6.04%	5.98%

As discussed in Note 1, during the nine months ended September 26, 2025, the Company recognized impairment on real property right-of-use assets of $4,083,000, respectively. The impairment relates to the Company’s decision to exit three of its leased properties, for which the Company has obtained a subtenant for one of its properties and is actively pursuing subleasing for the other two properties. The impairment was determined based on market comparables of similar subleased properties. The impairment is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 — Operating Leases (Continued)

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Operating lease cost	$1,757	$2,128	$5,704	$6,440
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,724	1,578	5,037	4,443
Right-of-use assets obtained in exchange for new operating lease liabilities	91	4,254	2,024	7,740

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating and finance leases having initial or remaining non-cancelable lease terms more than one year as of September 26, 2025 is as follows (in thousands):

.

As of September 26, 2025 12 Months Ended	Operating Leases
September 2026	$7,605
September 2027	7,767
September 2028	6,759
September 2029	6,955
September 2030	6,274
Thereafter	14,495
Total future minimum lease payments	49,855
Less amounts representing interest	(10,738)
Total lease liability	$39,117

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Provision for income taxes	$9,906	$3,179	$528	$7,262

The effective tax rates for the three months ended September 26, 2025 and September 27, 2024 were 52.7% and 24.2%, respectively, and were (0.9)% and 34.1% for the nine months ended September 26, 2025 and September 27, 2024, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 26, 2025 and September 27, 2024, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Service cost(1)	$451	$327	$1,291	$965
Interest cost(2)	66	88	191	259
Expected return on plan assets(2)	(145)	(140)	(419)	(408)
Prior service credit(2),(3)	332	(45)	226	(135)
Settlement gain(2),(3)	(3)	—	(11)	—
Actuarial loss recognized in current period(2),(3)	(312)	28	(166)	84
Net periodic pension cost	$389	$258	$1,112	$765

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

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Employer contribution	$361	$285	$983	$824

Note 11 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of September 26, 2025, the Company had outstanding grants of stock options, RSUs and PSUs.

Stock options granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors, and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 19, 2024, stockholders approved a proposal to increase the number of shares under the Equity Plan by 2,600,000 shares, for a total of 22,805,000 shares. As of September 26, 2025, there were 1,179,745 shares available for grant under the Equity Plan.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Employee stock options	$1,566	$3,592	$5,611	$10,283
Restricted stock	—	156	302	354
RSUs	3,382	3,150	9,690	8,493
PSUs	2,478	115	5,085	2,919
Nonemployee stock options	124	137	426	429
Nonemployee RSUs	608	10	861	63
Total stock-based compensation expense	$8,158	$7,160	$21,975	$22,541

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cost of sales	$48	$303	$428	$964
General and administrative	5,026	3,621	12,352	11,677
Selling and marketing	1,492	1,213	4,078	3,742
Research and development	1,592	2,023	5,117	6,158
Total stock-based compensation expense, net	8,158	7,160	21,975	22,541
Amounts capitalized as part of inventory	64	361	568	1,138
Total stock-based compensation expense, gross	$8,222	$7,521	$22,543	$23,679

As of September 26, 2025, total unrecognized compensation cost related to non-vested stock-based compensation arrangements were as follows (in thousands):

September 26, 2025
Stock options	$7,016
RSUs and PSUs	34,050
Total unrecognized stock-based compensation cost	$41,066

The cost is expected to be recognized over a weighted-average period of approximately one and one-half years.

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

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Expected dividend yield	0%	0%	0%	0%
Expected volatility	60%	59%	60%	59%
Risk-free interest rate	3.83%	3.70%	4.07%	4.17%
Expected term (in years)	5.05	5.29	5.05	5.29

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock Options

A summary of stock option activity under the Equity Plan for the nine months ended September 26, 2025 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 27, 2024	2,808	$45.72
Granted	121	18.22
Exercised	(210)	15.99
Forfeited or expired	(870)	50.16
Outstanding at September 26, 2025	1,849	$45.15	6.02	$3,284
Exercisable at September 26, 2025	1,423	$48.45	5.26	$2,269

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Equity Plan for the nine months ended September 26, 2025 is presented below (shares in thousands):

	Restricted Stock	RSUs	PSUs
Unvested at December 27, 2024	16	695	406
Granted	—	1,274	849
Vested	(16)	(277)	(20)
Forfeited or expired	—	(186)	(433)
Unvested at September 26, 2025	—	1,506	802

Share Repurchase Program

In May 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock. Under the program, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the program will be determined by the Company in its discretion, subject to market conditions, legal requirements, and other considerations. The Company is not obligated to repurchase any specific number of shares, and the program may be modified, suspended, or discontinued at any time, without prior notice. During the three and nine months ended September 26, 2025 the Company purchased 115,115 and 375,630 shares, respectively for an aggregate of $1,982,000 and $6,461,000, respectively, pursuant to its share repurchase program. As of September 26, 2025, $23,539,000 remained available for repurchases pursuant to the program.

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

Litigation and Claims

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. These legal proceedings and other matters may relate to, among other things, contractual rights and obligations, employment matters, claims of product liability, or claims relating to the Merger and related disclosures. The Company maintains insurance coverage for various matters, including product liability and certain securities claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on the Company’s financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

Note 13 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator:
Net income (loss)	$8,884	$9,980	$(62,139)	$14,020
Denominator:
Weighted average common shares:
Common shares outstanding	49,633	49,199	49,499	49,078
Denominator for basic calculation	49,633	49,199	49,499	49,078
Weighted average effects of potentially diluted common stock:
Stock options	96	339	—	384
Unvested restricted stock	—	1	—	4
RSUs	452	83	—	84
PSUs	368	109	—	64
Denominator for diluted calculation	50,549	49,731	49,499	49,614
Net income (loss) per share:
Basic	$0.18	$0.20	$(1.26)	$0.29
Diluted	$0.18	$0.20	$(1.26)	$0.28

Because the Company had a net loss for the nine months ended September 26, 2025, the number of diluted shares is equal to the number of basic shares. The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, RSUs and PSUs with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Stock options	4,322	3,484	6,090	3,350
Restricted stock, RSUs and PSUs	338	204	889	64
Total	4,660	3,688	6,979	3,414

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

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Non-consignment sales	$62,995	$83,703	$138,371	$250,242
Consignment sales	31,737	4,887	43,270	14,709
Total net sales	$94,732	$88,590	$181,641	$264,951

In April 2025, in order to mitigate potential financial exposure from tariffs imposed by China, the Company negotiated and implemented consignment agreements with its two distributors in China and delivered consigned inventory to its distributors. During the quarters ended June 27, 2025 and September 26, 2025, the Company delivered additional consigned inventory to its distributors in China. As consigned inventory in China is purchased by the Company’s distributors, revenue associated with such consigned inventory will be recorded as consignment sales. China consignment sales for the three and nine months ended September 26, 2025 were $27,969,000 and $30,754,000, respectively.

The Company markets and sells its products in over 75 countries and conducts its manufacturing in the United States. Sales are attributed to countries based on location of customers. During 2025, the presentation of immaterial amounts related to normal recurring sales adjustments previously presented in foreign other sales are presented in the countries these normal recurring sales adjustments are attributable to. Prior period amounts have been conformed to current presentation in the following table. The composition of the Company’s net sales to unaffiliated customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Domestic	$5,632	$4,681	$16,726	$15,015
Foreign:
China	55,833	52,468	60,255	154,464
Japan	11,226	10,534	33,536	30,878
Other(1)	22,041	20,907	71,124	64,594
Total foreign sales	89,100	83,909	164,915	249,936
Total net sales	$94,732	$88,590	$181,641	$264,951

(1)
No other location individually exceeds 10% of the total sales.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales (Continued)

The Company’s China distributors accounted for an aggregate of 59% and 59% of net sales for the three months ended September 26, 2025 and September 27, 2024, respectively, and 33% and 58% of net sales for the nine months ended September 26, 2025 and September 27, 2024, respectively. As of September 26, 2025 and December 27, 2024, the Company’s China distributors accounted for an aggregate of 38% and 58%, respectively, of consolidated trade receivables.

Note 15 — Geographic Assets

The Company’s long-lived assets are located in the following geographical locations in which the Company operates. Other than the U.S. and Switzerland, no other geographic location exceeds 10% of each category of long-lived assets. The composition of the Company’s long-lived assets was as follows (in thousands):

	September 26, 2025
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$54,948	$17,213	$444	$72,605
Operating lease ROU assets, net	22,420	5,633	3,286	31,339
Total	$77,368	$22,846	$3,730	$103,944

	December 27, 2024
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$68,318	$16,084	$487	$84,889
Finance lease ROU assets, net	37	—	—	37
Operating lease ROU assets, net	27,754	6,414	2,682	36,850
Total	$96,109	$22,498	$3,169	$121,776

(1)
No other location individually exceeds 10% of each category of long-lived assets.

Note 16 — Subsequent Events

As discussed in Note 1, the respective obligations of the Company, Alcon and Merger Sub to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a number of conditions including, among other things, certain regulatory approvals and the adoption of the Merger Agreement by the Company’s stockholders at the Special Meeting.

On September 29, 2025, in connection with the proposed Merger, the applicable waiting period expired under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

On October 23, 2025, the Company adjourned the Special Meeting to November 6, 2025, and on October 27, 2025, the Company announced that it had postponed the Special Meeting to December 3, 2025. The new record date for the Special Meeting is the close of business on October 24, 2025. Company stockholders who hold shares as of the record date will be eligible to vote at the postponed Special Meeting on December 3, 2025, and the Company has provided a notice of the meeting and other materials to such stockholders in advance of the meeting date. Such notice was included with the Company’s proxy supplement, filed with the SEC on October 30, 2025, to its definitive proxy statement on Schedule 14A that was filed with the SEC on September 16, 2025.

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

Proposed Merger with Alcon

On August 4, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alcon Research, LLC, a Delaware limited liability company (“Alcon”), and Rascasse Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Alcon (“Merger Sub”). The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with STAAR surviving the Merger as a wholly owned subsidiary of Alcon. The respective obligations of STAAR, Alcon and Merger Sub to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a number of conditions, as further discussed in Notes 1 and 16 to the Condensed Consolidated Financial Statements included in this Quarterly Report.

Business Environment and Factors Affecting Comparability

For the nine months ended September 26, 2025, we reported $181.6 million of net sales, a decrease of 31% compared to $265.0 million of net sales for the nine months ended September 27, 2024. This significant decrease is primarily due to dynamics within our business in China. Net sales to our two distributors in China were $60.3 million for the nine months ended September 26, 2025, compared to net sales of $154.5 million for the nine months ended September 27, 2024. During the nine months ended September 26, 2025, our distributors in China purchased fewer ICLs, as they were able to satisfy procedural demand largely from their existing inventory. Our distributors in China have historically purchased products from us in bulk shipments in advance of anticipated demand, which they use to satisfy orders from hospital customers based on scheduled surgeries. During fiscal 2024, our distributors in China purchased lenses above contracted minimums in anticipation of higher procedural volumes during what is typically a summer “high season” in China. Due to dynamic macroeconomic conditions and other factors, the number of ICL procedures performed during the high season and the second half of 2024 overall was lower than expected. Accordingly, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory. The level of inventory owned by our distributors in China has decreased substantially since December 27, 2024, and has now returned to historical levels. However, as anticipated we reported minimal China ICL sales in the first half of fiscal 2025. Our ability to successfully address these challenges will depend on a number of factors, including the risk of a prolonged slowdown or disruption in China and the status of trade tariffs both globally and between the United States and China.

China net sales for the three months ended September 26, 2025, were $55.8 million, an increase of 6% compared to $52.5 million for the three months ended September 27, 2024. China net sales included $25.9 million related to the previously disclosed December 2024 ICL shipment that was subject to extended payment terms, and which was paid in full during the three months ended September 26, 2025 pursuant to such payment terms (the “December China Shipment”). As previously disclosed, we shipped $27.5 million of ICLs in December 2024 to one of our distributors in China for which the distributor requested extended payment terms through September 2025. Given the extended payment terms, net sales for the shipment were not recognized by us until payments were received. As the cost of sales associated with the December China Shipment was recognized in December 2024, the payments, when made, were recognized at 100% gross margin in the applicable quarter. We recognized $1.6 million related to this shipment in the three months ended June 27, 2025, and we recognized the remaining $25.9 million in the three months ended September 26, 2025, in each case upon receipt of corresponding payment. While the remaining $25.9 million related to the shipment was recognized in full during the three months ended September 26, 2025, the associated ICL procedures took place throughout 2025.

In April 2025, in response to the announcement of tariffs by the United States on Chinese goods, China announced retaliatory tariffs on U.S.-origin goods. In order to mitigate potential financial exposure from such tariffs, we negotiated and implemented consignment agreements with our two distributors in China, and we delivered consigned inventory to China in advance of the implementation of tariffs. During the quarters ended June 27, 2025 and September 26, 2025, we delivered additional consignment inventory to our distributors in China. While the tariff situation is evolving, we believe that these efforts to increase the amount of ICLs in China reduce the Company’s tariff risk in China in the near-term. In addition, we are rapidly ramping up our production capabilities in Switzerland to supplement our manufacturing capacity in the United States to provide optionality under multiple tariff scenarios.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Financial Statements provided in this report, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may materially differ from our estimates.

Management believes that there have been no significant changes during the nine months ended September 26, 2025 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for
	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales(1)	100.0%	100.0%	100.0%	100.0%
Cost of sales(1)	17.8%	22.7%	23.7%	21.5%
Gross profit(1)	82.2%	77.3%	76.3%	78.5%
General and administrative	21.9%	24.5%	36.4%	25.9%
Selling and marketing	24.8%	32.6%	42.2%	33.4%
Research and development	9.7%	13.8%	17.0%	13.4%
Merger transaction and related costs	6.3%	0.0%	3.3%	0.0%
Restructuring, impairment and related charges	0.0%	0.0%	15.3%	0.0%
Total selling, general and administrative	62.7%	70.9%	114.2%	72.7%
Operating income (loss)	19.5%	6.4%	(37.9)%	5.8%
Total other income, net	0.3%	8.5%	4.0%	2.2%
Income (loss) before income taxes	19.8%	14.9%	(33.9)%	8.0%
Provision for income taxes	10.5%	3.6%	0.3%	2.7%
Net income (loss)	9.3%	11.3%	(34.2)%	5.3%

(1) For the three and nine months ended September 26, 2025, amounts include $25.9 million and $27.5 million, respectively, of net sales related to the December China Shipment. As the associated cost of sales was recognized upon shipment in December 2024, these amounts were recognized at 100% gross margin.

Net Sales

The following table presents our net sales (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 26, 2025	September 27, 2024	2025 vs. 2024	September 26, 2025	September 27, 2024	2025 vs. 2024
Net sales	$94,732	$88,590	6.9%	$181,641	$264,951	(31.4)%

Net sales for the three months ended September 26, 2025 increased 7% from the same period of 2024. Net sales for the three months ended September 26, 2025 included $25.9 million of sales related to the previously disclosed December China Shipment, which was paid in full during the three months ended September 26, 2025. The composition of our net sales is primarily related to ICL sales. ICL sales include normal recurring sales adjustments such as sales return allowances. The sales increase was driven by the Asia Pacific (“APAC”) region, which increased 6%, with ICL unit increase of 7%. The increase in the APAC region was driven by sales growth in Korea, Japan and China, partially offset by decreased sales in other APAC distributors. The Europe, Middle East and Africa (“EMEA”) region sales increased 8% with ICL unit growth up 23%, due primarily to sales growth in our distributor markets, partially offset by decreased sales in our direct markets and changes in our sales return allowances. The Americas region sales increased 20% with ICL unit growth up 15%, due to sales growth in Canada and U.S. Changes in foreign currency favorably impacted net sales by $0.9 million.

Net sales for the nine months ended September 26, 2025 decreased 31% from the same period of 2024 primarily due to decreased China sales. Net sales for the nine months ended September 26, 2025 included $27.5 million of sales related to the previously disclosed December China Shipment, of which payment of $1.6 million was received during the three months ended June 27, 2025 and the remaining $25.9 million was paid in full during the three months ended September 26, 2025. The sales decrease was driven by the APAC region, which decreased 42%, with ICL unit decrease of 43%. The decrease in the APAC region was driven by decreased sales in China, partially offset by sales growth in India, Korea and Japan. The EMEA region sales increased 12% with ICL unit growth up 14%, due primarily to sales growth in our distributor and direct markets. The Americas region sales increased 13% with ICL unit growth up 9%, due to sales growth in Canada, Latin America distributor markets and U.S. Changes in foreign currency favorably impacted net sales by $1.3 million.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 26, 2025	September 27, 2024	2025 vs. 2024	September 26, 2025	September 27, 2024	2025 vs. 2024
Gross profit	$77,875	$68,487	13.7%	$138,679	$207,934	(33.3)%
Gross margin	82.2%	77.3%		76.3%	78.5%

Gross profit for the three months ended September 26, 2025 increased 13.7% from the same period of 2024. Gross profit margin increased to 82.2% of sales for the three months ended September 26, 2025 compared to 77.3% of sales for the three months ended September 27, 2024 due primarily to timing of the recognition of the cost of sales associated with the December China Shipment. The cost of sales for the December China Shipment was recognized in December 2024 when product was shipped, and the net sales of $25.9 million was recognized upon payment in September 2025 at 100% gross margin. The increase in gross margin also reflected decreased period costs as a result of our cost reductions implemented in the quarter ended March 28, 2025.

Gross profit for the nine months ended September 26, 2025 decreased 33.3% from the same period of 2024. Gross profit margin decreased to 76.3% for the nine months ended September 26, 2025 compared to 78.5% for the nine months ended September 27, 2024 due primarily to higher manufacturing costs per unit due to lower production volume and increased excess and obsolete inventory reserves, partially offset by decreased period costs as a result of our cost reductions implemented in the quarter ended March 28, 2025 and timing of the recognition of cost of sales associated with the December China Shipment.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 26, 2025	September 27, 2024	2025 vs. 2024	September 26, 2025	September 27, 2024	2025 vs. 2024
General and administrative expense	$20,763	$21,685	(4.3)%	$66,190	$68,554	(3.4)%
Percentage of sales	21.9%	24.5%		36.4%	25.9%

General and administrative expenses for the three months ended September 26, 2025 decreased 4.3% from the same period of 2024 due to decreased outside services and facilities costs, partially offset by increased stock-based compensation and bonus expenses. General and administrative expenses for the nine months ended September 26, 2025 decreased 3.4% from the same period of 2024 due to decreased outside services, partially offset by increased bonus and stock-based compensation expenses, salary-related and payroll tax expenses and facilities related costs.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 26, 2025	September 27, 2024	2025 vs. 2024	September 26, 2025	September 27, 2024	2025 vs. 2024
Selling and marketing expense	$23,461	$28,872	(18.7)%	$76,689	$88,535	(13.4)%
Percentage of sales	24.8%	32.6%		42.2%	33.4%

Selling and marketing expenses for the three months ended September 26, 2025 decreased 18.7% from the same period of 2024 due to decreased advertising and promotional activities and as a result of costs and charges in the prior year period associated with the opening of our new experience center, partially offset by increased bonus and stock-based compensation expenses. Selling and marketing expenses for the nine months ended September 26, 2025 decreased 13.4% from the same period of 2024 due to decreased advertising and promotional activities and as a result of higher costs and charges in the prior year period associated with the opening of our new experience center and travel related expenses, partially offset by increased bonus and stock-based compensation expenses and salary-related and payroll tax expenses.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 26, 2025	September 27, 2024	2025 vs. 2024	September 26, 2025	September 27, 2024	2025 vs. 2024
Research and development expense	$9,209	$12,248	(24.8)%	$30,811	$35,546	(13.3)%
Percentage of sales	9.7%	13.8%		17.0%	13.4%

Research and development expenses for the three months ended September 26, 2025 decreased 24.8% from the same period of 2024 primarily as a result of purchases of in-process research and development in the prior year period related to external AI tools for measurement and lens size selection and decreased salary-related and payroll tax expenses. Research and development expenses for the nine months ended September 26, 2025 decreased 13.3% from the same period of 2024 primary as a result of purchases of in-process research and development in the prior year period related to external AI tools for measurement and lens size selection, decreased clinical expenses associated with U.S. post-approval clinical activities and outside services.

Merger Transaction and Related Costs

The following table presents professional service expenses we incurred in connection with our merger with Alcon (dollars in thousands):

	Three Months Ended		Percentage Change		Nine Months Ended		Percentage Change
	September 26, 2025	September 27, 2024	2025 vs. 2024		September 26, 2025	September 27, 2024	2025 vs. 2024
Merger transaction and related costs	$5,926	$—	—	*	$5,926	$—	—	*
Percentage of sales	6.3%	0.0%			3.3%	0.0%

* Denotes change is greater than +100%.

Restructuring, Impairment and Related Charges

The following table presents our restructuring, impairment and related charges (dollars in thousands):

	Three Months Ended		Percentage Change		Nine Months Ended		Percentage Change
	September 26, 2025	September 27, 2024	2025 vs. 2024		September 26, 2025	September 27, 2024	2025 vs. 2024
Restructuring, impairment and related charges	$26	$—	—	*	$27,938	$—	—	*
Percentage of sales	0.0%	0.0%			15.3%	0.0%

* Denotes change is greater than +100%.

In the first half of 2025, we took a number of steps to change our leadership team, realign our leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. As part of this leadership realignment and related efforts, during the three and nine months ended September 26, 2025, we recognized costs related to severance and reduction in workforce of $18,000 and $12,471,000, respectively; consulting expenses of $8,000 and $874,000, respectively; impairment expenses on leasehold improvements and machinery and equipment of $0 and $7,759,000, respectively, as we will no longer be using these assets; and impairment on real property right-of-use assets of $0 and $4,083,000, respectively, as we are actively pursuing subleasing opportunities for two of our leased properties. In addition, we also recognized impairment of $0 and $2,751,000 during the three and nine months ended September 26, 2025, respectively, for internally developed software that we will no longer be using as we will transition to a cloud-based software solution. The restructuring effort was substantially completed as of June 27, 2025.

Other Income, Net

The following table presents our other income, net (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 26, 2025	September 27, 2024	2025 vs. 2024	September 26, 2025	September 27, 2024	2025 vs. 2024
Other income, net	$300	$7,477	(96.0)%	$7,264	$5,983	21.4%
Percentage of sales	0.3%	8.5%		4.0%	2.2%

Other income, net decreased for the three months ended September 26, 2025 due to foreign exchange losses and decreased interest income. Other income, net increased for the nine months ended September 26, 2025 due to foreign exchange gains, partially offset by decreased interest income.

Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change		Nine Months Ended		Percentage Change
	September 26, 2025	September 27, 2024	2025 vs. 2024		September 26, 2025	September 27, 2024	2025 vs. 2024
Income tax provision	$9,906	$3,179	—	*	$528	$7,262	(92.7)%

* Denotes change is greater than +100%.

The income tax provision increased during the three months ended September 26, 2025 due to the reversal of income tax benefits recorded during the six months ended June 27, 2025, as a result of the recognition of the $25.9 million December China Shipment. The income tax provision decreased during the nine months ended September 26, 2025 due to losses before taxes recognized during the nine months ended September 26, 2025, compared to the nine months ended September 27, 2024.

The effective tax rates for the three months ended September 26, 2025 and September 27, 2024 were 52.7% and 24.2%, respectively. The effective tax rates for the nine months ended September 26, 2025 and September 27, 2024 were (0.9)% and 34.1%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. If our anticipated future cash flow from operating activities is insufficient to satisfy our future capital requirements in the long-term, we may need to seek additional capital. Our financial condition at September 26, 2025 and December 27, 2024 included the following (in thousands):

	September 26, 2025	December 27, 2024	2025 vs. 2024
Cash and cash equivalents	$176,155	$144,159	$31,996
Investments available for sale	16,505	86,335	(69,830)
Total	$192,660	$230,494	$(37,834)

Current assets	$321,209	$367,940	$(46,731)
Current liabilities	61,637	70,306	(8,669)
Working capital	$259,572	$297,634	$(38,062)

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

A summary of cash flows for the nine months ended September 26, 2025 and September 27, 2024 was as follows (in thousands):

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash flows from:
Operating activities	$(30,316)	$15,083
Investing activities	65,754	(39,722)
Financing activities	(4,505)	5,834
Effect of exchange rate changes	1,063	(230)
Net increase (decrease) in cash and cash equivalents	31,996	(19,035)
Cash and cash equivalents, at beginning of year	144,159	183,038
Cash and cash equivalents, at end of period	$176,155	$164,003

For the nine months ended September 26, 2025 net cash used in operating activities consisted of $62.1 million net loss and $17.3 million in working-capital changes primarily related to changes in inventories, current liabilities, capitalization of cloud-based software and changes in accounts receivable; partially offset by $49.1 million in non-cash items primarily related to stock-based compensation expenses and impairment on fixed assets. For the nine months ended September 27, 2024 net cash provided by operating activities consisted of $34.6 million in non-cash items primarily related to stock-based compensation expenses and net income of $14.0 million, partially offset by $33.6 million in working-capital changes primarily related to the capitalization of cloud-based software and changes in accounts receivable.

For the nine months ended September 26, 2025, net cash provided by investment activities was $65.8 million which consisted of $93.0 million in proceeds from the maturities of investments AFS, partially offset by $26.5 million of purchases of investments AFS. During the first half of 2025, upon maturity of investments AFS, funds were placed into money market accounts to serve as liquidity for operations, and during the three months ended September 26, 2025, we began to purchase investments. For the nine months ended September 27, 2024, net cash used in investment activities was $39.7 million which consisted of $61.2 million in purchases of investments AFS and $17.7 million in purchases of property, plant and equipment, partially offset by $38.3 million of proceeds from the maturity of investments AFS.

For the nine months ended September 26, 2025 net cash used in financing activities was $4.5 million which primarily consisted of $6.5 million of repurchases of common stock pursuant to our share repurchase program and $1.4 million to repurchase employee common stock for taxes withheld, partially offset by $3.4 million of proceeds from the exercise of stock options. For the nine months ended September 27, 2024, net cash provided by financing activities was $5.8 million which consisted of $7.4 million of proceeds from the exercise of stock options, partially offset by $1.4 million to repurchase employee common stock for taxes withheld.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 26, 2025, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 27, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
the diversion of significant management time and resources toward the completion of the Merger and responding to related stockholder activism, including by the Broadwood Group, which has filed a definitive proxy statement to solicit votes in opposition to the Merger and announced its intent to request a separate special meeting of stockholders to remove several of the Company’s directors;
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
•
litigation relating to the Merger and the costs related thereto; and
•
the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger and responding to related stockholder activism.

The completion of the Merger is subject to certain closing conditions, including stockholder approval and certain regulatory conditions, which may not be satisfied on a timely basis or at all, and the failure to consummate the Merger within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.

The obligations of the Company, Alcon and Merger Sub to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including the adoption of the Merger Agreement by holders of a majority of the Company’s outstanding shares of common stock. Ownership of our common stock is currently concentrated among a few investors, and our largest investor, the Broadwood Group, reported beneficial ownership as of October 24, 2025 of approximately 27.4% of our outstanding shares of common stock. On September 2, 2025, Broadwood filed a Schedule 13D/A and issued a related press release indicating, among other things, that it intends to vote against the adoption of the Merger Agreement. On September 24, 2025, Broadwood and other members of the Broadwood Group filed a definitive proxy statement with the SEC to solicit votes of STAAR stockholders in opposition to the adoption of the Merger Agreement by STAAR stockholders, and thereafter, the Broadwood Group announced its intent to request a separate special meeting of STAAR stockholders to remove several of the Company’s directors. If our largest investors do not vote their shares in support of the adoption of the Merger Agreement, our ability to satisfy this closing condition would be materially adversely affected. Further, the Company may be unable to obtain the votes required to approve the adoption of the Merger Agreement by STAAR stockholders in the absence of any change to the terms of the Merger Agreement. The proxy contest resulting from the Broadwood Group filing will cause STAAR to incur additional solicitation and other costs, and may impair STAAR’s ability to obtain the votes required to approve the adoption of the Merger Agreement by STAAR’s stockholders.

In addition, the Merger remains subject to the receipt of certain antitrust approvals, including in China and Japan. While the applicable waiting period expired under the HSR Act, other governmental entities may impose requirements, limitations or costs or place restrictions on the conduct of our or Alcon’s business following the Merger as a condition to approval or not grant approval at all.

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

For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on August 5, 2025, and definitive proxy statement on Schedule 14A filed with the SEC on September 16, 2025, as previously supplemented by a proxy supplement filed with the SEC on October 14, 2025, and as further supplemented by a proxy supplement filed with the SEC on October 30, 2025. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the Form 8-K filed on August 5, 2025.

Lawsuits may be filed against us or our directors or officers challenging the transactions contemplated by the Merger Agreement or the Merger, which could prevent or delay the completion of the Merger or result in the payment of damages.

Litigation relating to the Merger has been filed, and additional litigation relating to the Merger may be filed against us or our directors or officers. Among other remedies, claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Merger from being completed. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to our management.

If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s share repurchase activity for the three months ended September 26, 2025, on a monthly basis:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet to be Purchased Under the Plans or Programs (in thousands)(1)
June 28 - July 25, 2025	115,115	$17.20	375,630	$23,539
July 26 - August 22, 2025	—	—	—	23,539
August 23 - September 26, 2025	—	—	—	23,539
Total	115,115		375,630

(1)
On May 16, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock. During the three months ended September 26, 2025 the Company purchased 115,115 shares for an aggregate of $2.0 million. As of September 26, 2025, approximately $23.5 million remained available for repurchases pursuant to our share repurchase program. Under the share repurchase program, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the program will be determined by the Company in its discretion, subject to market conditions, legal requirements, and other considerations. The Company is not obligated to repurchase any specific number of shares, and the program may be modified, suspended, or discontinued at any time, without prior notice.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended September 26, 2025, no director or officer adopted or terminated:

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

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended September 26, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2025, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	November 5, 2025	By:	/s/ DEBORAH ANDREWS
Deborah Andrews
Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)