Form 10-K
period 2026-01-02
STAAR SURGICAL CO
filed 2026-03-03
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

e

Form 10-K

c

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $883,907,564 based on the closing price per share of $16.92 of the registrant’s Common Stock on that date.

The registrant has 49,888,379 and 49,512,749 shares of common stock, par value $0.01 per share, issued and outstanding, respectively, as of February 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

STAAR SURGICAL COMPANY

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (Annual Report) contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created therein. All statements other than statements of historical or current facts in this report or referred to or incorporated by reference into this report are forward-looking statements. These statements include comments regarding the intent, belief or current expectations of the Company and its management. In some cases readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “believe,” “will,” “should,” “could,” “forecast,” “potential,” “continue,” “ongoing” (or the negative of those words and similar words or expressions), although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report include, without limitation, statements regarding the intent, belief or current expectations of the Company and its management regarding any of the following: demand for our Implantable Collamer® Lenses (ICLs); the benefits of our leadership realignment and related efforts; China macroeconomic conditions, procedure volumes, demand, and inventory levels; any projections of or guidance as to future earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans, including statements under the caption “Strategic Imperatives for 2026” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities globally; expected costs of operations; statements of belief, including as to achieving business plans for 2026 and beyond; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing. We caution investors and prospective investors that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors, which if they do not materialize or prove correct, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are included in the risk factors set forth in Item 1A, “Risk Factors.” We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events, except as required by law.

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

In order to assist investors and prospective investors with an understanding of the ophthalmic industry, our business, certain medical conditions, procedures and products, we have included in this Annual Report a discussion of the structure and function of the human eye, commencing on page 8, and a glossary explaining many of the technical terms used in this Annual Report, commencing on page 16.

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

STAAR employs a commercialization strategy that strives for sustainable, profitable growth. Our growth strategy includes making our complete ICL product line available in our existing geographic markets and expanding into attractive markets where we do not sell our products today. In addition, we are focused on driving awareness of the ICL procedure and the clinical benefits of our ICLs, and providing surgeon training, support and education, particularly in our newer markets. Historically, the Company also manufactured and sold intraocular lenses (or “IOLs”) for use in surgery to treat cataracts. As the Company has focused its business and strategy on its ICL product offerings, we have phased out our cataract IOL product line. For the fiscal year ended January 2, 2026, approximately 100% of our net sales were generated from sales of ICLs.

Operations

STAAR has significant operations globally. For the fiscal year ended January 2, 2026, the Company generated 91% of its reported worldwide revenue from product sales outside the United States. STAAR products have been sold in more than 85 countries, with direct distribution (i.e., via STAAR representatives) in Japan, the U.S., Germany, Spain, Singapore, Canada, and the U.K., with a combination of direct distribution and independent distribution (i.e., via distributors and STAAR representatives) in China, Korea, India, France, Benelux, and Italy, and with independent distribution in the remainder of the countries where we sell.

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
•
Switzerland. STAAR operates administrative, distribution, operational and manufacturing facilities in Brügg and Nidau, Switzerland under its wholly owned subsidiary, STAAR Surgical AG. We are in the process of expanding our manufacturing capabilities for STAAR’s ICL products in our Nidau, Switzerland facility.
•
Japan. STAAR operates administrative and distribution facilities in Japan under its wholly owned subsidiary, STAAR Japan Inc. (STAAR Japan). STAAR Japan’s administrative facilities are in Tokyo and Osaka, and its distribution facility is in Musashino City, in greater Tokyo.

We also maintain commercial offices in China, Germany, Spain, India, Singapore, and the U.K.

Termination of Alcon Merger Agreement

As previously disclosed, on August 4, 2025, STAAR entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alcon Research, LLC, a Delaware limited liability company (“Alcon”), and Rascasse Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Alcon (“Merger Sub”). The Merger Agreement provided, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Alcon. The Company and Alcon entered into two amendments to the Merger Agreement, on November 7, 2025 and December 9, 2025, and the Company held a special meeting of stockholders (the “Special Meeting”) to vote on the Merger on January 6, 2026. At the Special Meeting, the Company’s stockholders voted against the Merger, and the Merger Agreement was terminated in accordance with its terms effective January 6, 2026. None of the Company, Alcon or Merger Sub was required to pay any termination fee as a result of the termination of the Merger Agreement, and the parties are responsible for their respective costs and expenses related to the Merger Agreement and the transactions contemplated thereby. During fiscal 2025, we incurred $17.1 million in professional fees and expenses related to the Merger, which are recorded as Merger transaction and related costs on the Consolidated Statement of Operations. Following the termination of the Merger Agreement, on January 14, 2026, STAAR entered into a letter agreement (the “Cooperation Agreement”) with Broadwood Partners, L.P. and its affiliates (“Broadwood”), the Company’s largest stockholder. The Cooperation Agreement provided for certain governance and leadership changes, as well as reimbursement by the Company of expenses incurred by Broadwood and other stockholders in connection with their engagement with the Company, including the Special Meeting. See Note 1 – Organization and Description of Business and Accounting Policies – Termination of Alcon Merger Agreement and Note 19 – Subsequent Events to the Consolidated Financial Statements for information about the Merger Agreement and the Cooperation Agreement.

Financial Information about Segments and Geographic Areas

100% of the Company’s sales are generated from the ophthalmic surgical product segment and, therefore, the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are ICLs used in refractive surgery. See Note 17 – Disaggregation of Revenues, Geographic Sales and Product Sales to the Consolidated Financial Statements for financial information about product lines and operations in geographic areas.

Principal Products

STAAR’s principal products are ICLs used in refractive surgery, including our EVO family of lenses. In designing our ICL product offerings, we seek to delight patients and surgeons by:

•
Improving patient outcomes;
•
Minimizing patient risk; and
•
Simplifying ophthalmic procedures and post-operative care for the surgeon and the patient.

Refractive surgery corrects visual disorders that have traditionally been treated by eyeglasses or contact lenses. The field of refractive surgery includes both lens-based procedures, using products like our ICLs, and laser-based procedures that involve the removal or modification of corneal eye tissue, like LASIK and SMILE. Our ICL products are designed to treat a wide range of refractive conditions within commonly known vision disorders such as myopia (nearsightedness), hyperopia (farsightedness), astigmatism (blurred vision) and presbyopia (age-related loss of ability to focus).

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

STAAR began selling the ICL for myopia for use outside the U.S. in 1997. U.S. sales commenced in 2006. In September 2011, STAAR launched the ICL with CentraFLOW technology, commonly known as EVO ICL, which uses a port in the center of the ICL optic in markets outside the U.S. The port is of a size intended to optimize the flow of fluid within the eye without affecting the quality of vision. The central port also eliminates the need for the surgeon to perform a YAG peripheral iridotomy procedure days before the ICL implant. The CentraFLOW technology makes the visual outcomes of the ICL available through a relatively quick and comfortable surgical implantation experience. We are authorized to sell the EVO ICL in all countries where we sell our ICL family of lenses. In December 2015, we received the CE Mark for EVO+, an ICL with CentraFLOW technology and an expanded optical zone of up to 20%. We believe the expanded optical zone may further improve certain patients’ visual experience, thus making the ICL increasingly desirable for both patients and ophthalmic surgeons. We are authorized to sell the EVO+ in the following regions: the approximately 31 countries that require the European Union CE Mark, China, Korea, Japan, India, Canada, the U.S., Hong Kong, Turkey, and several countries in the Middle East. In March 2022, the U.S. FDA granted approval of the EVO ICL, EVO+ ICL, and the EVO Visian ICL (for the correction of myopia and myopia with astigmatism). The Visian ICL for hyperopia, which treats farsightedness, is sold primarily in countries that require the European Union CE Mark. In July 2020, we received the CE Mark for EVO Viva, a presbyopia-correcting ICL with an aspheric EDoF optic. The launch of EVO ICL and EVO+ ICL have helped drive our growth, and in February 2026, STAAR announced the achievement of a significant milestone for the Company, having sold an aggregate of more than 4,000,000 ICLs worldwide.

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

According to Market Scope, LLC, a publisher of ophthalmic industry data, approximately 4.9 million refractive procedures, primarily laser vision procedures, were expected to be performed worldwide in 2025. The incidence of myopia is growing globally, with high myopia becoming more common according to recently published articles, with myopia and high myopia affecting nearly 5 billion and 1 billion people, respectively, by 2050 (Global Prevalence of Myopia and High Myopia and Temporal Trends from 2000 through 2050, Ophthalmology, Vol. 123, No. 5, May 2016; Global trends in myopia management attitudes and strategies in clinical practice, Contact Lens and anterior Eye, Vol. 39, 2016). We believe this will result in a significantly increased number of patients seeking refractive procedures. We believe that over the past decade negative publicity regarding LASIK has reduced patient interest in the LASIK procedure. The ICL is a lens-based refractive procedure (unlike LASIK), and STAAR has sold more than 4,000,000 ICLs to date. Surgeons have published hundreds of peer-reviewed articles with clinical data regarding the safety, effectiveness, and visual quality of the ICL. We believe the ICL provides a safe and effective solution for the growing number of patients with refractive conditions who will seek visual freedom from eyeglasses and contact lenses. Further, we believe there is a growing number of patients with refractive conditions who will seek visual freedom from eyeglasses and contact lenses, many of whom are looking for alternatives to laser-based refractive procedures.

We plan to continue to develop and launch innovative products to support clinical needs and to address the increasing demands of our customers. As part of our sales and marketing efforts, we attend and participate in major ophthalmic conventions around the world and invest in market development, practice support, healthcare professional training and patient outreach. We have started working more closely with leading refractive clinics to drive awareness of the ICL procedure and the clinical benefits of our ICLs and to enhance education and practice development. Our marketing programs seek to position our ICL products as a premium and primary option for appropriate patients at the clinic and via digital and social media. We believe that surgeon education and training is critical to the continued adoption of the ICL procedure. STAAR offers surgeons access to publications, key clinical outcomes data, and other resources to support clinical confidence through STAAR University. In addition, our EVO Experience Center at our headquarters in Lake Forest, California, serves as a hub for comprehensive, hands-on training and education in lens-based vision correction. STAAR offers a comprehensive range of professional education programs to support ophthalmic professionals including wet labs, peer mentorship, and proctorship.

Sales of ICLs accounted for approximately 100% of our total sales in fiscal 2025, approximately 100% of our total sales in fiscal 2024, and approximately 99% of our total sales in fiscal 2023.

Other Products

STAAR generates worldwide revenue almost exclusively from sales of our ICLs. In prior years, we also recorded Other Products revenue, which included sales of IOLs, delivery systems and normal recurring sales adjustments such as sales return allowances. Historically, the Company manufactured and sold IOLs for use in surgery to treat cataracts, as well as injectors for use in cataract surgery and injector parts. Sales from these cataract IOLs and other surgical products were recorded as Other Products revenue. As the Company has focused its business and strategy on its ICL product offerings, we have phased out sales of our cataract IOLs and other surgical products. We did not record revenue from cataract IOL sales in fiscal 2025, and we do not expect such sales in the future. Other Products revenue accounted for less than 1% of our total sales in fiscal 2024, and approximately 1% of our total sales in fiscal 2023.

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

Patents, Trademarks, and Licenses

We strive to protect our investment in the research, development, manufacturing, and marketing of our products through the use of patents, trademarks, licenses, trade secrets, and copyrights. We own or have rights to a number of patents, licenses, trademarks, copyrights, trade secrets, know-how and other intellectual property related and important to our business. As of January 2, 2026, we owned approximately 87 United States and foreign patents and had 30 patent applications pending. We rely more on trade secrets than patents and believe that no particular patent is so important that its loss or expiration would materially adversely affect our operations as a whole.

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

Distribution and Customers

We market our products to a variety of health-care providers, including ophthalmic surgeons, vision centers, surgical centers, hospitals, government facilities, and distributors. Ophthalmologists are the primary users of our products.

We sell our products directly through our own sales representatives in Japan, the U.S., Germany, Spain, Singapore, Canada, and the U.K. We sell through a combination of our own representatives and independent distributors in China, Korea, India, France, Benelux, and Italy. We sell through independent distributors in other countries. Our products have been sold in more than 85 countries worldwide. We maintain a global marketing team, as well as regional marketing personnel to support the promotion and sale of our products. The global marketing department supports selling efforts by developing and providing promotional materials, speakers’ programs, digital and social media sites, participation in trade shows and technical presentations. Where we distribute products directly, we rely on local sales representatives to help generate sales by promoting and demonstrating our products with physicians. Our clinical affairs personnel provide training and educational courses globally.

Two customers, our China distributors who sell into China and Hong Kong, accounted for approximately 32% of our consolidated net sales during fiscal 2025. Net sales to our China distributors during each of the last three fiscal years were as follows:

Net Sales to China Distributors
Fiscal Year	Net Sales ($, in thousands)	Net Sales as Percentage of Consolidated Net Sales
2025	$77,781	32.5%
2024	$162,287	51.7%
2023	$184,569	57.2%

Our agreements with our distributors in China provide for minimum inventory requirements based on forecasted demand. These requirements are intended to establish minimum levels of inventory in-country to mitigate potential delays associated with importation and logistics, as well as to establish a sufficient supply of lenses to support quick and efficient delivery and fulfillment for surgical procedures. Our distributors often purchase lenses above the minimums required by their agreements. During fiscal 2024, our distributors purchased lenses above such minimums in anticipation of higher procedural volumes during what is typically a summer “high season” in China. Due to dynamic macroeconomic conditions and other factors, the number of ICL procedures performed during the high season and the second half of 2024 overall was lower than expected. Accordingly, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory. The level of inventory owned by our distributors in China has decreased substantially since December 27, 2024, and has returned to contractual levels. As anticipated, we reported lower China ICL sales in fiscal 2025 compared to fiscal 2024.

In April 2025, in response to the announcement of tariffs by the United States on Chinese goods, China announced retaliatory tariffs on U.S.-origin goods. In order to mitigate potential financial exposure from such tariffs, we negotiated and implemented consignment agreements with our two distributors in China, and we delivered consigned inventory to China in advance of the implementation of tariffs and delivered additional consignment inventory throughout fiscal 2025. While the tariff situation is evolving, we believe that these efforts to increase the amount of ICLs in China reduce the Company’s tariff risk in China in the near-term. In addition, we are rapidly ramping up our production capabilities in Switzerland to supplement our manufacturing capacity in the United States to provide optionality under multiple tariff scenarios.

Given that we maintained consigned inventory in China in 2025, purchases by our distributors were satisfied in part from our consigned inventory, rather than through bulk purchases. As our China distributor inventory levels have normalized, we intend to reduce our consigned inventory levels in China going forward. We reduced our China inventory levels in 2025, and we have taken steps to mitigate the risk of elevated inventory buildup by our distributors, while at the same time maintaining sufficient ICL inventory in China to support quick and efficient delivery and fulfillment for surgical procedures.

Given the size of the Company’s business in China relative to its net sales in the rest of the world, macroeconomic conditions in China have a significant impact on the Company’s business, operations, and financial results. The sluggish economy and weak consumer consumption in China negatively impacted the Company’s financial results for fiscal 2025 and 2024, and as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is expected to continue to impact demand for our ICLs in China in fiscal 2026.

Backlog

We generally keep sufficient inventory on hand to ship product immediately or shortly after receipt of an order. As we offer different types of ICLs to treat different refractive conditions, and our ICLs are manufactured to address refractive prescriptions across a broad range of correction, we maintain a large number of Stock Keeping Units

(SKUs). The challenge of maintaining inventory in all models can result in a backlog in customer orders. During fiscal 2024, we continued to increase our inventory levels to meet the significant level of anticipated demand for our ICL lenses and to support quick and efficient delivery and fulfillment for surgical procedures. Increasing our inventory levels also helps mitigate risks associated with potential disruptions to our manufacturing and production process. Our principal ICL manufacturing facility is located in Monrovia, California, and in 2025, we expanded our manufacturing capabilities for ICL products in our Nidau, Switzerland facility. To mitigate the risk of fire, flood, earthquake, terrorism or other natural or man-made disasters, including manufacturing challenges such as equipment or information technology (IT) failure, we have increased our inventory levels. We maintain this inventory at different sites in the United States, Switzerland, and Japan. As of January 2, 2026, finished goods inventory, net, which includes consignment inventory, was $39.7 million, or 219 Days’ Inventory on Hand (DOH). DOH is calculated using the first quarter 2026 projected cost of sales.

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

Our ICL technology competes with other elective surgical procedures such as laser vision correction (e.g., LASIK and SMILE) for those consumers who are looking for an alternative to eyeglasses or contact lenses to correct their vision, and to a lesser extent phakic lens implants, including refractive lens exchange (RLE) procedures, where a patient’s natural crystalline lens is removed and replaced with an artificial lens.

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

Phakic implants that compete with the ICL are also available in the marketplace. The two principal types of phakic implantable lenses are (1) posterior chamber designs like the ICL, including lenses made by Biotech Vision Care, Care Group, and Eyebright and (2) iris clip anterior chamber designs, including lenses made by Ophtec. While most competing lenses are made from types of silicone or acrylic, we believe our ICLs offer compelling clinical advantages due to our proprietary Collamer lens material, as well as their design and features. We also believe our track record of safety and effectiveness, and high levels of patient satisfaction, are competitive advantages relative to laser surgical procedures and other implantable lenses. Notably, our EVO ICL is the only foldable, minimally invasive posterior chamber phakic intraocular lens approved for sale in the U.S. In addition, competitors from Asia are beginning to appear in the market with their low-cost version of a posterior chamber implantable contact lens, increasing the level of competition, and we are aware that other companies are developing competitive products that have not yet been brought to market.

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

Each medical device we seek to commercially distribute in the United States must first receive clearance to market under a notification submitted pursuant to Section 510(k) of the Act, known as the 510(k) premarket notification, or premarket approval (PMA) from the FDA, unless specifically exempted by the agency or subject to another form of FDA premarket review. The FDA classifies all medical devices into one of three classes. The FDA establishes procedures for compliance based upon the device’s classification as Class I (general controls, such as establishment registration and device listing with FDA, labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (PMA required before commercial marketing). Devices deemed to pose lower risk are categorized as either Class I (low risk) or II (moderate risk). Manufacturers of Class II devices are generally required to submit to the FDA a 510(k) premarket notification requesting clearance of the device for commercial distribution in the United States. Most low risk (Class I) devices and some Class II devices are exempt from this requirement. The FDA deems Class III devices to pose the greatest risk and are the most extensively regulated. These devices include life-supporting, life sustaining, or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device. The effect of assigning a device to Class III is to require each manufacturer to submit to the FDA a PMA that includes information on the safety and effectiveness of the device. The FDA reviews device applications and notifications through its Center for Devices and Radiological Health (CDRH).

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

Oversight of compliance with quality, medical device reporting, clinical study, and other regulations. Both before and after we receive premarket clearance or approval and release a product commercially, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, product complaints and manufacturer’s required reports of adverse experiences, product corrections and removals, and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with the FDA’s QSR and other requirements, such as requirements for advertising and promotion. The Good Manufacturing Practice (GMP) regulations for medical devices embodied in the QSR govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, and servicing of all finished medical devices intended for human use. The FDA has issued a final rule to implement the Quality Management System Regulation (QMSR), which is intended to harmonize U.S. quality system requirements more closely with ISO 13485, and the transition to QMSR could require updates to our quality system documentation and processes.

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

The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” Notified Bodies are a group of private conformity assessment organizations that are accredited to review medical devices and to audit quality systems and assess manufacturers’ post-market surveillance and vigilance processes. The independent Notified Bodies perform, on a privatized basis, functions that assess adherence to regulations, which is similar to the FDA in the U.S. and the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan. Our facilities in the United States and Switzerland are subject to regular inspection by a designated Notified Body. Other countries, such as Switzerland and the United Kingdom, have voluntarily adopted laws and regulations that largely mirror those of the European Union with respect to medical devices, and a number of countries outside of Europe permit importation of devices bearing the CE Mark.

The European Union finalized a new Medical Device Regulation (MDR) in 2017, which replaced the existing Directives and established a transition period for devices previously certified under the Directives. The MDR will change several aspects of the existing regulatory framework, such as updating clinical data requirements and introducing new ones, such as Unique Device Identification (UDI). We and the Notified Bodies who will oversee compliance to the new MDR face uncertainties and increased costs as the MDR is rolled out and enforced by the European Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years. In March 2023, the European Union extended the EU MDR transition periods for devices transitioning to the EU MDR from May 2024 to May 2026 for class III custom-made implantable devices, and December 31, 2027 for class III and implantable class IIb devices. Class IIb (non-implantable), Class IIa and Class I devices requiring Notified Body involvement may continue to be placed on the market until December 31, 2028, provided specified conditions are met. The exit of the UK from the European Union (BREXIT) in 2020 resulted in the requirement to re-certify our preloaded acrylic cataract IOL under a non-UK Notified Body, and to separately register our CE Marked products for sale in the UK. In 2023, the UK extended to June 2028 the allowance of medical devices with a valid declaration and CE marking to be placed on the Great Britain market (subject to the terms of the UK transitional regime and, in general, until the earlier of the applicable deadline or the expiration of the CE certificate). The failure of Switzerland and the EU to enter into a Mutual Recognition Agreement resulted in a change of our European Union Authorized Representative, the appointment of a Swiss Authorized Representative, discontinuance of the pre-loaded acrylic cataract IOL for the Swiss market, and registration of our remaining products under Swiss law. We have since stopped manufacturing our preloaded acrylic cataract IOL and have phased out sales of our cataract IOLs as we focus on growing our ICL business.

We have affixed the CE Mark to all our principal products sold in CE Mark jurisdictions including ICLs and delivery systems. In July 2022, our Notified Body in the European Union, DEKRA, certified the CE Marking for our currently certified and commercially available ICLs, delivery systems, and calculation software under the new MDR. During the fourth quarter of 2021 and the first quarter of 2022, DEKRA performed audits of our US and Swiss facilities certifying them to the MDR requirements, EN ISO 13485:2016 as well as to the “Medical Device Single Audit Program” (MDSAP). MDSAP provides for a single audit recognized by Australia, Brazil, Canada, Japan and the United States demonstrating routine compliance with quality management system requirements.

Medical Device Regulation in Japan. The Japanese Ministry of Health, Labor, and Welfare (MHLW) regulates the sale of medical devices under Japan’s Pharmaceuticals and Medical Devices Act (PMD Act). The Pharmaceuticals and Medical Devices Agency (PMDA), a quasi-governmental organization, performs many of the medical device review functions for MHLW. Medical devices generally must undergo thorough safety examinations and demonstrate medical effectiveness before the MHLW grants shonin (premarket device approval) or ninsho (premarket certification). Manufacturers and resellers (referred to as Marketing Authorization Holders or MAHs) must also satisfy certain requirements before the MHLW grants a business license, or kyoka. Requirements for manufacturers and MAHs include compliance with Japanese regulations covering GQP (good quality practice) and GVP (good vigilance practice), which largely include conformity to the ISO 13485 standard and are similar to quality management system and post-market surveillance requirements in the United States, as well as the assignment of internal supervisors over marketing, quality assurance, and safety control.

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

In China, medical devices such as our ICLs are mainly regulated by Regulations for the Supervision and Administration of Medical Device (Decree No. 739) promulgated by the State Council. National Medical Products

Administration (NMPA) is the governmental authority principally responsible for the supervision and administration of medical devices in China.

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

While STAAR Surgical AG and STAAR Surgical Company hold the licenses, STAAR China serves as a local agent. The local agent is authorized to submit the registration application materials to NMPA, provides maintenance support and technical service, and oversees the registration and clinical trial process. Under the Measures for Adverse Event Monitoring and Reevaluation of Medical Devices (Decree No. 1), Medical Device Adverse Event Reporting and Reevaluation, the license holder bears the primary responsibility for monitoring medical device adverse events (AEs) and establishing an AE monitoring system. The local agent helps manage AEs in case of device malfunction.

The license holder and local agent are responsible for carrying out self-inspection of the quality management system periodically. They are also responsible for identifying, monitoring, and trending adverse events related to the medical device.

In Korea, a registration of medical devices such as our ICLs is overseen by the Ministry of Food and Drug Safety (MFDS) pursuant to the Medical Device Act. The Medical Device Safety Bureau of the MFDS holds primary responsibility for medical device regulations, while departments within the National Institute of Food and Drug Safety Evaluation (NIFDS) oversee the evaluation and research of medical devices. Medical devices require registration and/or approval prior to commercialization. In Korea, medical device classification closely follows the Global Harmonization Task Force (GHTF) Classification guidelines, with Class I, II, III and IV designations being ranked from low- to high-risk categorization. The registration review route depends on the risk classification of the device. Typically, the MFDS requires similar documentation as required to obtain a CE Mark. Our distributor in Korea is contractually required to obtain, with our assistance, the necessary health registrations, governmental approvals, or clearances to import, market and sell our products. In Korea, we provide our distributor with information and data to obtain appropriate registrations and approvals, and the distributor obtains such registrations. In addition to the device registration, MFDS requires all devices Class II and above to comply with Korean Good Manufacturing Practice (KGMP) quality system standards in order to be marketed in Korea. KGMP standards are based on, but not identical to, ISO 13485 quality system standards. Therefore, ISO 13485 certificates issued by a notified body in the EU will not be sufficient. To obtain KGMP certification, documents that pertain to all areas of compliance, including design, risk assessment, technical requirements and any other quality system requirements, need to be submitted to an MFDS-authorized conformity assessment body. Our distributor in Korea submits the application on behalf of STAAR. After the application is submitted, the manufacturing site undergoes either a paper audit or an onsite inspection/audit by an authorized third party and MFDS. Medical device registration licenses do not expire, but the KGMP certificate must be renewed every three years.

If the NMPA or MFDS were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, they could take a variety of regulatory or legal actions in their respective countries, similar to the U.S. FDA, which could have a material and negative impact on the Company.

Third-Party Coverage and Reimbursement.

Health-care providers generally rely on third-party payers, including governmental payers such as Medicare and Medicaid, private insurance plans and workers’ compensation plans, to cover and reimburse the cost of medical devices and related services. These third-party payers may deny coverage or reimbursement for a medical device if they determine that the product or procedure using the product was not medically appropriate or necessary, and they are increasingly challenging the price of medical devices and services.

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

Other Regulations.

Our business and our ICL products are subject to extensive regulation by numerous other governmental agencies, both within the U.S. and internationally. In the U.S., apart from the agencies discussed above, our facilities, operations, employees, and products are regulated by the Environmental Protection Agency, the Occupational Safety and Health Administration (OSHA), the Department of Labor, the Department of Commerce, the Department of the Treasury, the Department of Justice and others. State agencies also regulate our facilities, operations, employees, and products within their respective states. Government agencies internationally also regulate public health, product registration, manufacturing, environmental conditions, labor, exports, imports, bribery and corruption and other aspects of our global operations. Any failure to comply with applicable legal and regulatory obligations could result in fines and penalties, restrictions on certain business activities, and other remedial measures, which if significant, could disrupt our operations, distract management, and harm our business.

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

During 2026, we intend to continue our focus on research and development in the following areas:

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

We seek to achieve our corporate goals in an environmentally sustainable manner. Our most recent Sustainability Report, which includes information about our approach to environmental, social and governance (or “ESG”) at STAAR, is available in the Investors section of our website, www.staar.com, under the Sustainability tab. We established a cross-functional climate risk committee to identify the risks presented by climate change and opportunities to reduce our environmental impact. STAAR has undertaken projects designed to reduce energy and waste, such as our investment in solar photovoltaic panels at several locations in California, including our principal manufacturing facility in Monrovia, CA.

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

As of January 2, 2026, we had approximately 957 employees, of which 406 were employed outside the U.S. Of the 957 employees, 921 were regular full-time, and 36 were temporary. In fiscal year 2025, we took a number of steps to change our leadership team, realign our leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. As a result, our global overall turnover rate in fiscal year 2025 was approximately 32.2% (excluding temporary employees), which is higher than the overall turnover rate of approximately 19.7% in the medical device industry. Management periodically provides human capital management updates and data to our Board of Directors.

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

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding STAAR and other issuers that file electronically with the SEC at http://www.sec.gov. Websites referenced herein, and the information contained on or connected to such websites, are not incorporated into this Annual Report on Form 10-K.

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

intraocular – within the eye.

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

ophthalmic – of or related to the eye.

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

refractive market – as used in this report “refractive market” means the overall market volume for refractive surgical procedures of all kinds, including LASIK, PRK, SMILE, RLE, the ICL product family and other phakic IOLs. As used in this Annual Report, the term does not include sales of non-surgical products like eyeglasses and contact lenses.

RLE – refractive lens exchange, a refractive surgical procedure in which the natural crystalline lens is removed and replaced with an IOL (essentially the same as cataract surgery but performed primarily to address refractive issues not to remove a cataract).

silicone – a type of plastic often used in implantable devices that is inert, generally flexible and water-repelling.

SMILE – an acronym for small incision lenticule extraction, a surgical operation that reshapes the cornea for refractive vision correction. SMILE involves using a laser to create a small lenticule of tissue within the cornea, which is then removed through a tiny incision. In contrast to LASIK, the SMILE procedure does not require creating a corneal flap.

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

Risks Related to Our Business

We reported a decrease in revenue and a net loss in fiscal 2025 and 2024, and we may not be able to return to our growth and profitability trajectory.

For the fiscal year ended January 2, 2026, we reported $239.4 million of net sales, a decrease of 23.7% compared to $313.9 million in fiscal 2024, and we incurred a net loss of $80.4 million compared to a net loss of $20.2 million in fiscal 2024. For the fiscal year ended December 27, 2024, we reported $313.9 million of net sales, a decrease of 2.6% compared to $322.4 million in fiscal 2023, and we incurred a net loss of $20.2 million compared to net income of $21.3 million in fiscal 2023. Prior to fiscal 2024, we had reported over ten years of annual net sales growth, and we had delivered net income profitability since 2018. Our results in fiscal 2024 were negatively impacted by a significant decline in ICL sales in China in the fourth quarter ended December 27, 2024. We believe the sluggish economy and weak consumer consumption that contributed to fluctuating demand for ICL procedures in China in fiscal 2024 and 2025 will continue in fiscal 2026, and we cannot predict when the macroeconomic conditions will improve in China or whether the demand for ICL procedures in China will return to historical levels in the foreseeable future. In the first half of fiscal 2025, we took a number of steps to change our leadership team, realign our leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. As we seek to align our cost structure with our sales forecasts, additional changes and further cuts may be required. While we intend to return to sales growth and profitability in the future, there can be no guarantee that we will achieve our growth and profitability plans. Further, our growth and profitability are challenged by the competitive nature of our industry and the other risks to our business detailed herein.

Our reliance on independent distributors in international markets exposes us to commercial and other risks.

Outside the U.S., except for our direct commercial operations in Japan, Germany, Spain, Canada, the U.K. and Singapore, we sell our products through independent distributors who generally control the importation and marketing of our products within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products, and to comply with local laws and regulations. Our agreements with distributors and local laws can make it difficult for us to quickly change from a distributor who we feel is underperforming. When we do terminate an independent distributor, which occurs from time to time, we may lose customers who have been dealing with that distributor and may be required to compensate the distributor for termination. Because these distributors are independent, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors could result in declining sales in that territory, harm to the reputation of our company or our products, or legal liability. For example, if our China distributors, which accounted for approximately 32% of our fiscal 2025 consolidated net sales, ceased to serve as our distributors, or significantly underperformed our expectations, we may experience a substantial reduction in sales.

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

China accounted for approximately 32% of our fiscal 2025 consolidated net sales. After a robust start to fiscal 2024, China experienced slowing growth in 2024, which continued into 2025. The sluggish economy and weak consumer consumption in China negatively impacted the Company’s financial results for fiscal 2024 and 2025. A significant or prolonged slowdown in the Chinese economy could materially impact our business and results of operations in the future. In addition, if social or political unrest were to disrupt business in China, or if other events in China significantly reduced or disrupted business activities in China, that may materially and adversely harm our business.

Further, changes in trade restrictions or new or increased tariffs or quotas, embargoes, sanctions, countersanctions, customs restrictions, or other interventions or geopolitical conflicts resulting from deteriorating relations between China and the U.S. would adversely impact our sales and operations in the region. As an example, on February 1, 2025, the U.S. government announced a 10% tariff on product imports from certain countries, including China. In response, China announced that they would impose counter tariffs on select goods imported from the U.S., to which the U.S. responded with heightened reciprocal tariffs. The U.S. and China have reached a one-year agreement with an expiration of November 10, 2026, which includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business and would affect our sales in China. See the risk factor below captioned “Because our business is global, our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates and/or other international risks, including tariffs” for a further discussion of the risks from changes to the trade policies and tariffs between the U.S. and China.

Unfavorable economic conditions or negative publicity concerning complications of laser eye surgery, or medical devices in general, could hurt sales of our refractive products.

For the year ended January 2, 2026, approximately 100% of our revenue was generated from sales of ICL lenses used in refractive procedures. Refractive surgery is an elective procedure generally not covered by health insurance. Patients must pay for the procedure, frequently through installment financing arrangements with third parties. They can defer the choice to have refractive surgery if they lack the disposable income to pay for it or do not feel their income is secure. Economic stagnation, lack of consumer confidence or a recession in any of our larger markets or on a global basis could slow ICL sales growth or, if severe, cause declines in sales, which could materially harm our business.

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

While our net sales decreased in fiscal 2025 compared to fiscal 2024, we intend to return to sales growth, and we will be dependent on our suppliers to help support such growth. Any failure by us to forecast demand for or to maintain an adequate supply of, raw material and finished product could result in an interruption in the supply of certain products, which could impact sales of that product. If our suppliers or we are unable or our suppliers are unwilling to meet our increased manufacturing requirements, we may not be able to produce enough materials or products in a timely manner, which could impact our sales.

Because our business is global, our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates and/or other international risks, including tariffs.

Activities outside the U.S. accounted for approximately 91% of our total sales during 2025. Foreign currency fluctuations could result in volatility of our revenue. The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations. Any strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation could also make our products more expensive and increase the credit risks to which we are exposed. Future foreign currency fluctuations could favorably or unfavorably impact and increase the volatility of our revenue, profitability, and stock price.

Economic, social, and political conditions, laws, practices, and local customs vary widely among the countries in which we sell our products. Our operations outside of the U.S. face a number of risks and potential costs, including, enjoying less stringent protection of intellectual property, and facing economic, political, and social uncertainty in some countries, especially in emerging markets. For example, sales in certain Asian and developing markets may result in lower margins and higher exposure to intellectual property infringement or counterfeits. Given the size of the Company’s business in China relative to its net sales in the rest of the world, macroeconomic conditions in China have a significant impact on the Company’s business, operations, and financial results. Our results in fiscal 2024 were negatively impacted by a significant decline in ICL sales in China in the fourth quarter ended December 27, 2024, where the sluggish economy and weak consumer consumption contributed to fluctuating demand for ICL procedures. As expected, our sales in China declined in 2025, due to elevated levels of inventory held at our China distributors at the end of December 27, 2024. If China experiences a significant or prolonged slowdown or disruption to its economy, or social or political unrest, we may experience a significant reduction in sales in the future.

Further, trade disputes or tensions between the United States and its significant trading partners may adversely affect our sales, including as a result of the imposition of tariffs or other barriers or restrictions on trade, or increase our costs. The institution of trade tariffs both globally and between the U.S. and China specifically could negatively impact the overall economic condition in our markets, including China, which could have a negative effect on our sales. As an example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. In response, China announced that they would impose counter tariffs on select goods imported from the U.S., to which the U.S. responded with heightened reciprocal tariffs. The U.S. and China have reached a one-year agreement with an expiration of November 10, 2026, which includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business and would affect our revenue and cost of goods sold. The extent, focus and duration of any such tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities.

In addition, new laws, regulations and policies in China or elsewhere applicable to foreign medical device companies could negatively impact our business. The medical device landscape in China is rapidly evolving, and local preference policies and cost control measures, including programs like volume-based procurement, have the potential to disrupt our business. Also, we are exposed to credit and collectability risk on our trade receivables with customers in certain international markets. There can be no assurance we can effectively limit our credit risk and avoid losses and our ability to transfer foreign earnings to the U.S. may be subject to taxes or restricted or result in incurring substantial costs. Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business, financial condition and results of operations as a whole.

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

Changes in tax laws can and do occur. For example, in 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which is complex and continues to be further clarified with supplemental guidance. Changes to tax laws may require us to make significant judgment in determining the appropriate provision and related accruals for these taxes. Thus, as a result, such changes could result in substantially higher taxes and a significant adverse effect on our results of operations, financial conditions and liquidity. In addition, the Organization for Economic Co-operation and Development (OECD), has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. On October 8, 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024 and, with respect to certain components of the plan, to 2025. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a jurisdictional basis. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On January 5, 2026, the OECD issued administrative guidance outlining a framework under which U.S.-parented groups may be excluded from the application of the OECD’s global minimum tax rules. Each member jurisdiction will need to adopt this guidance into local law, and the timing and manner of adoption may vary. We are continuing to monitor developments related to this guidance and will evaluate the impact on our financial statements as additional information becomes available.

We are vulnerable to any loss of use of our principal manufacturing facility.

Our principal ICL manufacturing facility is located in Monrovia, California. If our Monrovia manufacturing facility suffered a disruption, shutdown or catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters, including manufacturing challenges such as equipment or IT failure, it could have a material adverse effect on our operations. Our Monrovia manufacturing facility has been, and may in the future be, adversely impacted by weather and fire events, and it is located in a region where earthquakes could cause catastrophic loss. Developing additional manufacturing sites may require significant expense for personnel and equipment and a long period to obtain regulatory approvals. We are in the process of expanding our manufacturing capabilities for STAAR’s ICL products in our Nidau, Switzerland facility.

While we have received the required regulatory approvals and have started manufacturing ICLs at our Nidau facility, ramping up production is subject to numerous risks and uncertainties. To satisfy our own quality standards as well as regulations, we must follow strict protocols to confirm that products and materials made at the Nidau facility, and any new facility in the future, are equivalent to those made at our Monrovia facility. Even minor changes in equipment, supplies or processes require validation. Unanticipated delays with a transferred process or difficulties in manufacturing a transferred material could interrupt our supply of products. Any sustained interruption in supply could cause us to lose market share and harm our business, financial condition and results of operations.

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

In 2025, we generated approximately 91% of our total sales outside the U.S. A natural disaster (such as a climate-related event or otherwise), public health crisis (such as a pandemic or epidemic), political crisis (such as terrorism, war, political instability or other conflict), or other events outside of our control that may occur anywhere around the world, may adversely impact our business and operating results. Moreover, these types of events could negatively impact surgeon or patient spending in the impacted region(s) or depending upon the severity, globally, which could adversely impact our operating results.

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

Our success depends on the skills, experience and performance of our senior management and other key employees. The loss or incapacity of existing members of our executive management team could negatively impact our operations, particularly if we experience difficulties in hiring qualified successors. In 2025, we announced a number of leadership changes, including the appointment of a new Chief Executive Officer and new Chief Financial Officer. In 2026, in accordance with the Cooperation Agreement, our Chief Executive Officer agreed to step down, and the Board appointed interim Co-Chief Executive Officers. We are currently conducting a search for a permanent Chief Executive Officer. Such changes, and any changes in the future, can be disruptive to the business. In addition, it could be particularly detrimental if any key employee or employees went to work for a competitor. Also, our future success depends on our ability to identify, attract, train, motivate and retain other highly skilled personnel. Failure to do so may adversely affect our results. We do not maintain insurance policies to cover the cost of replacing the services of any of our key employees who may unexpectedly die or become disabled.

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

We sponsor two defined benefit pension plans through our wholly owned Swiss and Japanese subsidiaries, which we refer to as the “Swiss Plan” and the “Japan Plan”, respectively. Both plans are underfunded and may require significant cash payments. We determine our pension benefit obligations and funding status using many assumptions. If the investment performance does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more than we currently expect and increase our future pension benefit obligations to be funded from our operations. Our pension plans taken together are underfunded by approximately

$6.4 million ($0.4 million for the Japan Plan and $6.0 million for the Swiss Plan) as of January 2, 2026. If our cash flow from operations is insufficient to fund our worldwide pension obligations, as well as other cash requirements, we may have to seek additional capital.

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

Certain of our employees, contractors and vendors have access to and use personal information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure have in the past and may in the future be subject to attacks by hackers, breaches due to employee, contractor or vendor error, or malfeasance, systems error (whether as a result of an intentional breach, a natural disaster or human error) or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and the supply of products we provide to our clients, compromise our intellectual property or other confidential business information, or damage our reputation, any of which could adversely affect our profitability, revenue and competitive position. Many of our employees currently work remotely, which may make us more vulnerable to cyberattacks. While we have not experienced a material system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. We continue to invest in our cybersecurity program to enhance current capabilities and also implement new capabilities in our effort to keep pace with the changing threat landscape. Also, certain of our information technology systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such events could materially harm our reputation and financial results. Moreover, while we maintain cyber insurance, it may be insufficient to address any potential loss incurred. We also rely on third parties to host or otherwise process some of this data (such as cloud-based computing). Elements of our information technology systems that we outsource to third parties may also be vulnerable to various types of attacks or disruptions. Any failure by a third party to prevent security breaches could have adverse consequences for us.

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

While our net sales decreased in fiscal 2025 compared to fiscal 2024, we intend to return to sales growth. Growth can place a significant strain on our financial, operational, and managerial resources. In order to support our growth, we must continue to implement and enhance our managerial, operational and financial systems, expand our operations, and continue to recruit and train qualified personnel. There can be no assurance that our strategic and operational planning will allow us to adequately manage anticipated growth. Factors such as a failure to follow specific internal practices and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. For example, in the second half of 2021, as we increased production to meet increased demand, we experienced a decline in product yield. In the event of a slower-than-planned manufacturing output, we may be unable to quickly meet customer demand. In the event of a significant manufacturing challenge, we may experience delays in meeting product demand which could adversely affect our results of operations and financial condition.

In addition, the expense associated with increased manufacturing, sales and marketing to meet increased demand may exceed our expectations. Further, our principal ICL manufacturing facility is in the U.S., and inflationary pressures could result in increased costs in our supply chain, which may be difficult to pass along to our customers. In addition, as we ramp up ICL manufacturing in Nidau, Switzerland, our costs are expected to increase given the expense of operating two sites and lower site utilization impacts cost absorption. We expect the on-going operation of two manufacturing sites will create pressure on gross margins and will lead to higher inventory levels in the near-term. As our ICLs have a shelf life of three years, if we are unable to align our manufacturing with forecasted demand, higher inventory levels could require write-downs for excess, slow moving, expiring and obsolete inventory.

Further, we are investing in new enterprise resource planning (ERP) and other technology platforms and systems to help support our future growth plans. Implementing a new ERP system is not only costly, but it is complex and exposes us to potential risks. ERP implementations can negatively affect financial accounting and reporting processes, as well as external commercial activities, such as ICL ordering and delivery. We cannot be assured that we will successfully implement our new ERP system or that we will avoid these and other negative impacts from our implementation efforts. If we do not effectively implement the ERP system as planned, or it does not operate as intended, the effectiveness of our internal control over financial reporting could also be adversely affected. In addition, we cannot assure that our new ERP system, and other technology platforms and systems that we use now or implement in the future, will meet our business needs and support our growth as intended. We also cannot assure that there will not be associated excessive costs or disruptions in portions of our business in the course of our maintenance, support and/or upgrade of these systems. Any inability to successfully manage growth could materially and adversely affect our business, financial condition, and results of operation.

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

Our future growth depends, in part, on our ability to timely develop products to treat diseases and disorders of the eye that are more effective, safer, or incorporate emerging technologies better than our competitors’ products, and are accepted by physicians and patients. Physicians and patients initially adopted our EVO ICL for the treatment of high myopia, and in order to continue growing, we need to increase adoption for the treatment of low and moderate myopia. Persuading physicians to adopt and grow their use of a new product or technology is challenging, and if we are unsuccessful, our sales will not grow and may decline.

In addition, sales of our existing products may decline rapidly if one of our competitors introduces a superior product, or if we announce a new product of our own. If we focus on research and development or technologies that do not lead to better products, more effective or advanced products could surpass our current and planned products. In addition, such product development efforts could require a significant investment of resources. If we are able to develop new products, we must manufacture these products economically and market them successfully by demonstrating to enough eye-care professionals the overall benefits of using them. If we do not timely develop new products that meet market demand or if there is insufficient demand for our new products, our sales and results of operations could be harmed. For example, it is uncertain whether physicians in countries that recognize the CE Mark will adopt the EVO Viva lens for use in presbyopic eyes, which our Notified Body approved for marketing and sale in July 2020.

Resources devoted to research and development may not yield new ophthalmic products that achieve regulatory approval or commercial success.

STAAR has limited product offerings, with nearly all of our net sales from EVO and EVO+ ICLs, which creates a heightened risk profile for the Company. In order to be successful, we will need to continue to launch new products or replace our existing products. Development of new implantable technology, from discovery through testing and registration to initial product launch, is expensive and time-consuming. Because of the complexities and uncertainties of ophthalmic research and development, products we are developing, including those currently in development, may not complete the development process or obtain the regulatory approvals required for us to successfully market the products. Our new products, including those currently under development, may fail to become commercially successful.

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

If we cannot maintain compliance with a particular jurisdiction’s regulatory requirements, it could adversely impact our financial performance and have a material adverse effect on our ongoing business and operations. We plan to remain in compliance with regulatory requirements established by applicable global regulatory agencies, however, there can be no guarantee that we will do so. We expect to continue to devote resources and attention to our quality systems and compliance and other regulatory requirements as part of the ordinary course of business. We cannot ensure that our efforts will be successful and failure to achieve or maintain compliance may materially and adversely impact our business and operations.

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

Under the U.S. FDA regulations, we are required to provide the FDA with a Medical Device Report (MDR) for any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in international markets, such as the European Union and Asian markets, are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in the jurisdiction where the incident occurred. Any adverse event involving our products, including those requiring an MDR, could result in future voluntary corrective actions, such as product actions or customer notifications, or agency actions, such as inspection, mandatory recall, or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

The market price for our common stock has fluctuated widely. The closing price of our common stock ranged from $15.09 to $28.57 per share during the year ended January 2, 2026. Our stock price could continue to experience significant fluctuations in response to factors such as market perceptions, quarterly variations in operating results, operating results that vary from the expectations of securities analysts and investors, changes in financial estimates, changes in the business and market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of our common stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations, public health crises, geopolitical tensions or conflicts, may adversely affect the stock market in general, and, in turn, the market price of our common stock.

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

Our largest stockholder, Broadwood, beneficially owns approximately 31% of our outstanding common stock, and our largest five investors beneficially own in the aggregate approximately 66% of our outstanding common stock. Following the termination of our Merger Agreement with Alcon, on January 14, 2026, STAAR entered into the Cooperation Agreement with Broadwood, which provided for, among other things, certain governance and leadership changes. In accordance with the Cooperation Agreement, two existing directors resigned from the Board and three new directors designated by Broadwood were elected to the Board. Further, STAAR agreed to nominate each of the three new directors for election to the Board at the Company’s 2026 annual meeting of stockholders.

The sale of a substantial number of shares of our common stock by Broadwood or any of our other largest investors within a short period of time could cause our common stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration. In addition, having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our Board, including through a proxy solicitation. For example, Broadwood publicly opposed the Company’s Merger with Alcon, and at the January 6, 2026, Special Meeting, the Company’s stockholders voted against the Merger. The Merger Agreement was terminated in accordance with its terms effective January 6, 2026.

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

ITEM 3. Legal Proceedings

See Note 13 – Commitments and Contingencies – Litigation and Claims to the Consolidated Financial Statements in this Annual Report on Form 10-K for information about Litigation and Claims, which is hereby incorporated by reference.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market (NASDAQ) under the symbol “STAA.”

Holders

As of February 27, 2026, there were approximately 233 holders of record of our common stock. The number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of our common stock is held in street name by brokers and other nominees.

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

The following graph and table show the cumulative total stockholder return during the last five years in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the S&P 400 Health Care Index. The graph assumes that $100 was invested at the closing price of our common stock on the last trading day of fiscal year 2020 and all dividends (if any) were reinvested. We have never paid dividends on our common stock and have no present plans to do so. Stockholder returns over the indicated period should not be considered indicative of future performance.

Prepared by Zacks Investment Research, Inc. Used with Permission. All rights reserved.

Total Returns Index for Fiscal Years:	2020	2021	2022	2023	2024	2025
STAAR Surgical Company	$100.00	$115.25	$61.26	$39.39	$30.55	$29.78
The Nasdaq Composite Index	100.00	122.18	82.43	119.22	157.76	187.09
S&P 400 Health Care Index	100.00	111.35	89.02	89.48	95.30	99.76

Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s share repurchase activity for the three months ended January 2, 2026, on a monthly basis:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet to be Purchased Under the Plans or Programs (in thousands)(1)
September 27 - October 24, 2025	—	$—	—	$23,539
October 25 - November 21, 2025	—	—	—	23,539
November 22 - January 2, 2026	—	—	—	23,539
Total	—		—

(1)
On May 16, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock. During the three months ended January 2, 2026 the Company did not purchase shares. As of January 2, 2026, approximately $23.5 million remained available for repurchases pursuant to our share repurchase program. Under the share repurchase program, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the program will be determined by the Company in its discretion, subject to market conditions, legal requirements, and other considerations. The Company is not obligated to repurchase any specific number of shares, and the program may be modified, suspended, or discontinued at any time, without prior notice.

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

STAAR employs a commercialization strategy that strives for sustainable, profitable growth. Our growth strategy includes making our complete ICL product line available in our existing geographic markets and expanding into attractive markets where we do not sell our products today. In addition, we are focused on driving awareness of the ICL procedure and the clinical benefits of our ICLs, and providing surgeon training, support and education, particularly in our newer markets. Historically, the Company also manufactured and sold intraocular lenses (or IOLs) for use in surgery to treat cataracts. As the Company has focused its business and strategy on its ICL product offerings, we have phased out our cataract IOL product line. For the fiscal year ended January 2, 2026, approximately 100% our net sales were generated from sales of ICLs.

Termination of Alcon Merger Agreement

As previously disclosed, on August 4, 2025, STAAR entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alcon Research, LLC, a Delaware limited liability company (“Alcon”), and Rascasse Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Alcon (“Merger Sub”). The Merger Agreement provided, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Alcon. The Company and Alcon entered into two amendments to the Merger Agreement, on November 7, 2025 and December 9, 2025, and the Company held a special meeting of stockholders (the “Special Meeting”) to vote on the Merger on January 6, 2026. At the Special Meeting, the Company’s stockholders voted against the Merger, and the Merger Agreement was terminated in accordance with its terms effective January 6, 2026. None of the Company, Alcon or Merger Sub was required to pay any termination fee as a result of the termination of the Merger Agreement, and the parties are responsible for their respective costs and expenses related to the Merger Agreement and the transactions contemplated thereby. During fiscal 2025, we incurred $17.1 million in professional fees and expenses related to the Merger, which are recorded as Merger transaction and related costs on the Consolidated

Statement of Operations. Following the termination of the Merger Agreement, on January 14, 2026, STAAR entered into a letter agreement (the “Cooperation Agreement”) with Broadwood Partners, L.P. and its affiliates (“Broadwood”), the Company’s largest stockholder. The Cooperation Agreement provided for certain governance and leadership changes, as well as reimbursement by the Company of approximately $7.0 million in expenses incurred by Broadwood and other stockholders in connection with their engagement with the Company, including the Special Meeting. See Note 1 – Organization and Description of Business and Accounting Policies – Termination of Alcon Merger Agreement and Note 19 – Subsequent Events to the Consolidated Financial Statements for information about the Merger Agreement and the Cooperation Agreement.

Business Environment and Factors Affecting Comparability

Given the size of the Company’s business in China relative to its net sales in the rest of the world, macroeconomic conditions in China have a significant impact on the Company’s business, operations, and financial results. We reported net sales of $239.4 million, $313.9 million, and $322.4 million for fiscal years 2025, 2024, and 2023, respectively. The significant decreases in net sales were primarily due to the dynamics within our business in China where the continued sluggish economy and weak consumer consumption contributed to fluctuating demand for ICL procedures. We incurred net losses of $80.4 million and $20.2 million for fiscal years 2025 and 2024, respectively. Prior to fiscal 2024, we had reported over ten years of annual net sales growth, and we had delivered net income profitability since 2018.

Aggregate net sales to our two distributors in China were $77.8 million for fiscal year 2025, compared to $162.3 million for fiscal year 2024. China net sales for fiscal year 2025 included $27.5 million related to the previously disclosed December 2024 ICL shipment that was subject to extended payment terms, and which was paid in full in fiscal 2025 pursuant to such payment terms (the “December China Shipment”). As previously disclosed, we shipped $27.5 million of ICLs in December 2024 to one of our distributors in China for which the distributor requested extended payment terms through September 2025. Given the extended payment terms, net sales for the shipment were not recognized by us until payments were received. As the cost of sales associated with the December China Shipment was recognized in December 2024, the payments, when made, were recognized at 100% gross margin in the applicable quarter.

During fiscal 2025, our distributors in China purchased fewer ICLs, as they were able to satisfy procedural demand largely from their existing inventory. Our distributors in China have historically purchased products from us in bulk shipments in advance of anticipated demand, which they use to satisfy orders from hospital customers based on scheduled surgeries. During fiscal 2024, our distributors in China purchased lenses above contracted minimums in anticipation of higher procedural volumes during what is typically a summer “high season” in China. Due to dynamic macroeconomic conditions and other factors, the number of ICL procedures performed during the high season and the second half of 2024 overall was lower than expected. Accordingly, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory. The level of inventory owned by our distributors in China has decreased substantially since December 27, 2024, and has returned to contractual levels. As anticipated, we reported lower China ICL sales in fiscal 2025 compared to fiscal 2024.

In April 2025, in response to the announcement of tariffs by the United States on Chinese goods, China announced retaliatory tariffs on U.S.-origin goods. In order to mitigate potential financial exposure from such tariffs, we negotiated and implemented consignment agreements with our two distributors in China, and we delivered consigned inventory to China in advance of the implementation of tariffs and delivered additional consignment inventory throughout fiscal 2025. While the tariff situation is evolving, we believe that these efforts to increase the amount of ICLs in China reduce the Company’s tariff risk in China in the near-term. In addition, we are rapidly ramping up our production capabilities in Switzerland to supplement our manufacturing capacity in the United States to provide optionality under multiple tariff scenarios.

Given that we maintained consigned inventory in China in 2025, purchases by our distributors were satisfied in part from our consigned inventory, rather than through bulk purchases. As our China distributor inventory levels have normalized, we intend to reduce our consigned inventory levels in China going forward. We reduced our China inventory levels in 2025, and we have taken steps to mitigate the risk of elevated inventory buildup by our distributors, while at the same time maintaining sufficient ICL inventory in China to support quick and efficient delivery and fulfillment for surgical procedures.

In 2025, we expanded our manufacturing capabilities for our ICL products in our Nidau, Switzerland facility. As we ramp up ICL manufacturing in Nidau, Switzerland, our costs are expected to increase given the expense of operating two sites and lower site utilization impacts cost absorption. The on-going operation of two manufacturing sites will create pressure on gross margins. Over the longer term, as we grow revenue and align sales with manufacturing production, we would expect our gross margin to improve. We also expect the operation of two manufacturing sites will lead to higher inventory levels in the near-term.

During fiscal 2026, we will continue to assess appropriate inventory levels, both inventory held by us and inventory held by our distributors. We generally keep sufficient inventory on hand to ship product immediately or shortly after receipt of an order. In addition, our distributors hold their own inventory in-country based on forecasted demand. During fiscal 2026, we expect to adjust our production output based on forecasted demand and optimize the level of inventory held by us and held by our distributors.

See Item 1. “Business,” for a discussion of:

•
Operations
•
Principal Products
•
Distribution and Customers
•
Competition
•
Regulatory Matters
•
Research and Development

Strategic Imperatives for 2026

We believe we have a significant opportunity to fundamentally transform how myopia and other refractive conditions are treated. We want to be the first choice for doctors and for patients seeking visual freedom from wearing eyeglasses or contact lenses.

The Company is navigating market headwinds, geopolitical factors and a dynamic environment in key regions, including China. In 2026, we are aligned around three focused priorities to allow us to advance around this goal.

Focused growth – we are focused on revenue growth in our key markets, with a strong emphasis on execution. This includes sharpening commercial focus, prioritizing where we can win, and improving consistency across markets. Across markets, we intend to maximize the impact of our strategic customer agreements and develop relationships with customers that position EVO ICLs to treat refractive error more broadly.

Focused investment – we believe growth must be sustainable. In 2026, we will continue to prioritize investments that support long-term value creation, with a clear focus on what drives results and expands profits by investing wisely in key markets. Across our markets, we recognize the need to further educate and train ophthalmic surgeons about our ICLs and our ICL procedure. We also plan to leverage the EVO Experience Center at our headquarters in Lake Forest, California, to conduct additional hands-on training and education in lens-based vision correction. In addition, we are continuing to invest in enhanced systems and tools to make ordering and fulfillment faster and easier. In 2026, we will also continue to drive awareness of the ICL procedure to reach even more potential patients and effectively communicate the clinical benefits of our ICLs.

Focused innovation – innovation remains central to the Company’s future. We are focused on accelerating our innovation pipeline with rigor, prioritizing programs that deliver meaningful clinical and commercial impact. We are driving innovation through focused development, execution with key milestones, and innovative thinking around market needs. Our innovation pipeline footprint will be expanded in 2026 with the full launch of EVO+ in China to allow more patients to have access to this premium, larger optic lens. We also intend to expand our product offering with the launch of additional lens sizes to allow for greater surgeon flexibility.

Results of Operations

The following table sets forth the percentage of total sales represented by certain items reflected in the Company’s Consolidated Statement of Operations for the period indicated.

	Percentage of Net Sales
	2025	2024	2023
Net sales(1)	100.0%	100.0%	100.0%
Cost of sales(1)	23.8%	23.7%	21.6%
Gross profit(1)	76.2%	76.3%	78.4%
General and administrative	35.8%	28.6%	22.4%
Selling and marketing	42.8%	37.3%	34.7%
Research and development	16.7%	14.4%	12.5%
Merger transaction and related costs	7.2%	0.0%	0.0%
Restructuring, impairment and related charges	12.0%	0.0%	0.0%
Total selling, general and administrative	114.5%	80.3%	69.6%
Operating income (loss)	(38.3)%	(4.0)%	8.8%
Total other income, net	3.9%	1.0%	1.7%
Income (loss) before income taxes	(34.4)%	(3.0)%	10.5%
Provision (benefit) for income taxes	(0.8)%	3.6%	3.8%
Net income (loss)	(33.6)%	(6.6)%	6.7%

(1) For fiscal 2025, amounts include $27.5 million of net sales related to December China Shipment. As the associated cost of sales was recognized upon shipment in December 2024, these amounts were recognized at 100% gross margin for fiscal 2025.

Net Sales

The following table presents our net sales (dollars in thousands):

				Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$239,442	$313,901	$322,415	(23.7)%	(2.6)%

Net sales for 2025 decreased 23.7% from 2024. Net sales for 2025 included $27.5 million of sales related to the previously disclosed December China Shipment, of which payment was received during 2025. The composition of our net sales is primarily related to ICL sales. Net sales also include sales of delivery system sales and normal recurring sales adjustments such as sales return allowances, and for fiscal 2023, IOL sales. The sales decrease was driven by decreased sales in China. The Asia Pacific (“APAC”) region, decreased 32% with ICL units down 35%. The decrease in the APAC region was driven by decreased sales in China, partially offset by sales growth in Japan and Korea. The Europe, Middle East and Africa (“EMEA”) region sales increased 3% with ICL unit growth up 10%, due primarily to sales increases in our distributor markets partially offset by an increase in sales return allowances in our distributor markets. The Americas region sales increased 14%, with ICL unit increase of 10%, due primarily to sales growth in the U.S. Changes in foreign currency favorably impacted net sales by $2.0 million, which impacted our Japan and EMEA markets.

Net sales for 2024 decreased 2.6% from 2023. The sales decrease was driven by the APAC region, which decreased 6%, with ICL units down 9%. This decrease was driven by decreased sales in China, primarily related to the $27.5 million December China Shipment, partially offset by sales growth in India, Japan and Korea. The EMEA region sales increased 9% with ICL unit growth of 17%, due to sales growth in our distributor markets. The Americas region sales increased 13%, with ICL unit increase of 17%, due primarily to sales growth in the U.S. Changes in foreign currency unfavorably impacted net sales by $2.8 million, which impacted our Japan and EMEA markets.

Gross Profit

The following table presents our gross profit and gross profit margin for the fiscal years presented (dollars in thousands):

				Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Gross profit	$182,420	$239,582	$252,651	(23.9)%	(5.2)%
Gross profit margin	76.2%	76.3%	78.4%

Gross profit for 2025 decreased 23.9% from 2024. Gross profit margin decreased to 76.2% of revenue for 2025 compared to 76.3% of revenue for 2024, due to higher manufacturing costs per unit due to lower production volume and increased excess and obsolete inventory reserves, offset by decreased period costs as a result of our cost reductions implemented in the quarter ended March 28, 2025 and timing and recognition of the cost of sales associated with the December China Shipment.

Gross profit for 2024 decreased 5.2% from 2023. Gross profit margin decreased to 76.3% of revenue for 2024 compared to 78.4% of revenue for 2023. The decrease in gross profit margin was primarily due to the recognition of $3.9 million of cost of sales associated with our shipment of $27.5 million of ICLs to one of our distributors in China in the quarter ended December 27, 2024, for which we did not recognize revenue due to extended payment terms with the distributor. Gross profit margin for fiscal 2024 were also negatively impacted by period costs associated with the expansion of the Company’s manufacturing capabilities in its Nidau, Switzerland facility, as well as the temporary idling of its U.S. manufacturing facility during the holiday season and for facility upgrades.

General and Administrative Expense

The following table presents our general and administrative expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
General and administrative expense	$85,783	$89,898	$72,319	(4.6)%	24.3%
Percentage of sales	35.8%	28.6%	22.4%

General and administrative expenses for 2025 decreased 4.6% from 2024, due to decreased outside services partially offset by increased bonus and stock-based compensation expenses, salary-related and payroll tax expenses and facilities costs.

General and administrative expenses for 2024 increased 24.3% from 2023, due to increased outside services, facilities costs, salary-related and payroll tax expenses and bonus and stock-based compensation expenses.

Selling and Marketing Expense

The following table presents our selling and marketing expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selling and marketing expense	$102,528	$116,978	$111,757	(12.4)%	4.7%
Percentage of sales	42.8%	37.3%	34.7%

Selling and marketing expenses for 2025 decreased 12.4% from 2024, due to decreased advertising and promotional activities, travel expenses and trade shows and sales meetings and as a result of costs and charges in the prior year period associated with the opening of our new experience center, partially offset by increased bonus and stock-based compensation expenses.

Selling and marketing expenses for 2024 increased 4.7% from 2023, due to increased salary-related payroll tax expenses, trade shows and sales meeting expenses, travel expenses, costs and charges associated with the opening of our new experience enter and sales commission expenses, offset by decreased advertising and promotional activities.

Research and Development Expense

The following table presents our research and development expense for the fiscal years presented (dollars in thousands):

				Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Research and development expense	$40,055	$45,317	$40,478	(11.6)%	12.0%
Percentage of sales	16.7%	14.4%	12.5%

Research and development expenses for 2025 decreased 11.6% from 2024 due to purchases of in-process research and development in the prior year period related to external AI tools for measurement and lens size selection and decreased clinical expenses associated with our U.S. post-approval clinical trials and outside services related to regulatory and medical affairs, partially offset by increased bonus and stock-based compensation expenses.

Research and development expenses for 2024 increased 12.0% from 2023 due to increased salary-related and payroll tax expenses, purchases of in-process research and development related to external AI tools for measurement and lens size selection and outside services related to medical affairs, partially offset by decreased clinical expenses associated with our U.S. post-approval clinical trials.

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products, quality assurance and post-market surveillance activities, the regulatory and clinical activities required to acquire and maintain product approvals globally and medical affairs expenses. Research and development expenses associated with the development of new and existing products were $9.6 million, $12.8 million and $8.9 million for fiscal 2025, 2024 and 2023, respectively. All research and development costs are expensed as incurred.

Merger Transaction and Related Costs

The following table presents professional service expenses we incurred in connection with our proposed Merger with Alcon for the fiscal years presented (dollars in thousands):

				Percentage Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Merger transaction and related costs	$17,135	$—	$—	—	*	—	*
Percentage of sales	7.2%	0.0%	0.0%

* Denotes change is greater than +100%.

During fiscal year 2025, we incurred costs related to our proposed Merger with Alcon, including fees and expenses for legal, financial, communications and proxy advisory services. At the Special Meeting, the Company’s stockholders voted against the Merger, and the Merger Agreement was terminated in accordance with its terms effective January 6, 2026. We did not incur any merger transaction and related costs in fiscal years 2024 or 2023.

Restructuring, Impairment and Related Charges

The following table presents our restructuring, impairment and related charges for the fiscal years presented (dollars in thousands):

				Percentage Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Restructuring, impairment and related charges	$28,632	$—	$—	—	*	—	*
Percentage of sales	12.0%	0.0%	0.0%

* Denotes change is greater than +100%.

In the first half of 2025, we took a number of steps to change our leadership team, realign our leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. As part of this leadership realignment and related efforts, during fiscal 2025, we recognized costs related to severance and reduction in workforce of $12.4 million; consulting expenses of $0.9 million; impairment expenses on leasehold improvements and machinery and equipment of $7.7 million, as we will no longer be using these assets; and impairment on real property right-of-use assets of $4.9 million, as we are actively pursuing subleasing opportunities for two of our leased properties. In addition, we also recognized impairment of $2.7 million during fiscal 2025, for internally developed software that we will no longer be using as we will transition to a cloud-based software solution. The restructuring effort was substantially completed as of June 27, 2025.

Other Income, Net

The following table presents our other income, net for the fiscal years presented (dollars in thousands):

				Percentage Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Other income, net	$9,450	$3,559	$5,599	—	*	(36.4)%
Percentage of sales	3.9%	1.0%	1.7%

* Denotes change is greater than +100%.

Other income, net, increased for 2025 due to foreign exchange gains (primarily euro and Japanese Yen) and a recovery of a previously impaired deposit of $1.5 million, partially offset by decreased interest income as a result of lower balances of investments available for sale and overall lower interest rates. The change in other income, net for 2024 was due to increased foreign exchange losses (primarily Japanese Yen and euro) and lower interest income as a result of lower balances of investments available for sale.

Other income, net generally relates to interest income earned on cash, cash equivalents and investments available for sale, interest expense on finance lease obligations, gains or losses on foreign currency transactions, and royalty income. The table below summarizes the year over year changes in other income, net (dollars in thousands):

	Favorable (Unfavorable)
	2025 vs. 2024	2024 vs. 2023
Interest income, net	$(1,317)	$(1,075)
Foreign exchange	6,278	(1,766)
Royalty income	(508)	434
Other	1,438	367
Net change in other income, net	$5,891	$(2,040)

Provision (Benefit) for Income Taxes

The following table presents our provision for income taxes for the fiscal years presented (in thousands):

				Percentage Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Provision (benefit) for income taxes	$(1,815)	$11,156	$12,349	—	*	(9.7)%
Effective tax rate	2.2%	(123.2)%	36.6%

* Denotes change is greater than +100%.

Our effective tax rates differ from the U.S. federal statutory rate of 21% for 2025, 2024 and 2023 respectively, primarily due to the income taxes generated in foreign jurisdictions and realizability of deferred tax assets. Tax benefits of $1.8 million generated in 2025 is mainly due to the loss recognized in the Company’s operation at Switzerland and a favorable uncertain tax position adjustment. The Company’s operation in Switzerland was profitable in 2024 and 2023 contributing to the majority of tax expense of $11.2 million and $12.3 million, respectively. The Company has maintained a full valuation allowance position on its U.S. operation as of fiscal year 2025.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this Annual Report. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. If our anticipated future cash flow from operating activities is insufficient to satisfy our future capital requirements in the long-term, we may need to seek additional capital. Our financial condition at January 2, 2026, December 27, 2024 and December 29, 2023 included the following (in thousands):

	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Cash and cash equivalents	$153,150	$144,159	$183,038	$8,991	$(38,879)
Investments available for sale	34,386	86,335	49,391	(51,949)	36,944
Total	$187,536	$230,494	$232,429	$(42,958)	$(1,935)

Current assets	$311,545	$367,940	$365,269	$(56,395)	$2,671
Current liabilities	$68,504	$70,306	$65,039	$(1,802)	$5,267
Working capital	$243,041	$297,634	$300,230	$(54,593)	$(2,596)

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

Our current liquidity and capital resources, as discussed above, will enable us to meet our known contractual obligations as of January 2, 2026 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Operating lease obligations (Note 9)*	$48,707	$8,194	$14,557	$13,323	$12,633
Pension benefit payments (Note 11)*	6,375	148	4,213	1,118	896
Asset retirement obligation (Note 13)*	45	—	27	18	—
Open purchase orders (Note 13)*	18,069	17,049	1,020	—	—
Total	$73,196	$25,391	$19,817	$14,459	$13,529

* Refer to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Overview of changes in cash and cash equivalents and other working capital accounts

The following table presents a summary of cash flows for the fiscal years presented (in thousands):

	2025	2024	2023
Cash flows from:
Operating activities	$(34,230)	$15,725	$14,594
Investing activities	46,339	(59,217)	74,347
Financing activities	(4,555)	5,724	7,415
Effect of exchange rate changes	1,437	(1,111)	202
Net change in cash and cash equivalents	8,991	(38,879)	96,558
Cash and cash equivalents, at beginning of year	144,159	183,038	86,480
Cash and cash equivalents, at end of year	$153,150	$144,159	$183,038

For 2025, cash provided by operating activities consisted of a net loss of $80.4 million and $16.3 million in working-capital charges primarily related to the capitalization of cloud-based software and changes in inventories and accounts receivable; partially offset by $62.5 million in non-cash items primarily related to stock-based compensation expenses and impairment of fixed assets and operating lease right-of-use assets. For 2024, cash provided by operating activities consisted of $44.9 million in non-cash items primarily related to stock-based compensation expenses, partially offset by a $20.2 million net loss and $9.0 million in working-capital changes primarily related to the capitalization of cloud-based software and changes in inventories, partially offset by changes in accounts receivable.

For 2023, cash provided by operating activities consisted of $37.3 million in non-cash items primarily related to stock-based compensation expenses and $21.3 million in net income, offset by $44.0 million in working-capital changes primarily related to changes in accounts receivable and inventories.

For 2025, cash provided by investing activities resulted from $124.1 million in proceeds from the maturity of investments available for sale used to supplement working capital, partially offset by $75.4 million in purchases of investments available for sale and $5.8 million in purchases of property, plant and equipment. For 2024, cash used in investing activities resulted from $80.2 million in purchases of investments available for sale and $23.4 million in purchases of property, plant and equipment, partially offset from proceeds from the sale or maturity of investments available for sale of $43.1 million that was used to supplement working-capital. For 2023, cash provided by investment activities resulted from proceeds from the sale or maturity of investments available for sale of $143.5 million that was used to supplement working-capital, partially offset by $52.3 million in purchases of investments available for sale and $18.2 million in purchases of property, plant and equipment. Our investment in property, plant and equipment during 2025, 2024 and 2023, was primarily due to investments in manufacturing facilities.

For 2025, cash used in financing activities of $4.6 million consisted of $6.5 million of repurchases of common stock pursuant to our share repurchase program and $1.5 million to repurchase employee common stock for taxes withheld, partially offset by proceeds from the exercise of stock options of $3.5 million. For 2024, cash provided by financing activities of $5.7 million consisted primarily from the exercise of stock options of $7.4 million, partially offset by $1.5 million to repurchase employee common stock for taxes withheld. For 2023, cash provided by financing activities of $7.4 million consisted primarily from the exercise of stock options of $9.7 million, partially offset by $2.1 million to repurchase employee common stock for taxes withheld.

Accounts receivable, net was $50.1 million and $77.9 million at January 2, 2026 and December 27, 2024, respectively. Days’ Sales Outstanding (DSO) was 85 and 145 days for 2025 and 2024, respectively. As of January 2, 2026 and December 27, 2024, the Company’s China distributors accounted for 33% and 58%, respectively, of the Company’s consolidated trade receivables. Our DSO is at a normalized level for 2025. During fiscal 2024, the Company’s China distributors increased their purchases in anticipation of higher procedural volumes during what is typically a summer “high season” in China. Due to dynamic macroeconomic conditions and other factors, the number of ICL procedures performed during the high season and the second half of 2024 overall was lower than expected. Accordingly, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory. Our distributor agreements typically provide for payment terms between 30 and 90 days. Our DSO was higher in 2024, in part, due to the higher levels of purchases by our China distributors during the year and the lower than anticipated procedural volumes.

Inventories, net was $55.5 million and $43.3 million at January 2, 2026 and December 27, 2024, respectively. Effective in the fourth quarter of 2025, we changed our methodology for calculating Days’ Inventory on Hand (DOH), from using actual cost of sales for the quarter to using the next quarter’s projected cost of sales. DOH was 219 and 367 days for 2025 and 2024, respectively, for finished goods, including consignment inventory. In fiscal 2023 and fiscal 2024, we increased our production and inventory to support anticipated sales growth of ICL products and to support quick and efficient delivery and fulfillment for surgical procedures. In fiscal 2024, due to the macroeconomic and other conditions in China, our distributors in China held, as of December 27, 2024, elevated levels of ICL product inventory, and accordingly, we reported minimal China ICL sales in the first half of fiscal 2025. In fiscal 2025, we expanded our manufacturing capabilities for our ICL products in our Nidau, Switzerland facility, which contributed to an increase in inventory. We also increased inventory in fiscal 2025 to supply consignment inventory in China, to reduce the Company’s tariff risk in China in the near-term. Increasing our inventory levels also helps mitigate risks associated with potential disruptions to our manufacturing and production process. We intend to continue to assess appropriate inventory levels, and during fiscal 2026, we expect to adjust our production output based on forecasted demand and optimize the level of inventory held by us and held by our distributors.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 1– Organization and Description of Business and Accounting Policies of the Consolidated Financial Statements. As disclosed in Note 1 – Organization and Description of Business and Accounting Policies, the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ, significantly at times, from these estimates if actual conditions differ from our assumptions.

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

Foreign Currency Exchange Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results. Activities outside the U.S. accounted for approximately 91% of our total sales during fiscal 2025. The results of operations and the financial position of our Japanese subsidiary are reported in Japanese yen and then translated into U.S. dollars at the applicable exchange rates for inclusion in our Consolidated Financial Statements, exposing us to translation risk. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Japanese yen, the euro, and the Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations.

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

We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Our sales in China, for example, are denominated in U.S. dollars. Our China distributors, who sell into China and Hong Kong, collectively accounted for approximately 32% of our consolidated net sales during fiscal 2025. If the U.S. dollar strengthens relative to the Chinese yuan, it becomes more expensive for our China distributor to purchase ICLs and to pay prior accounts receivable balances. In the event of significant foreign exchange volatility in the future, the Company may extend or modify payment or other terms with its customers to mitigate the potential impact on our sales.

ITEM 8. Financial Statements and Supplementary Data

Financial Statements and the Report of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of STAAR’s Interim Co-Chief Executive Officers, our principal executive officers (PEOs), and Chief Financial Officer, our principal financial officer

(PFO), which are required to be made by Rule 13a-14 or Rule 15d-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This item includes information concerning the controls and controls evaluation referred to in the certifications. This item should be read in conjunction with the certifications for a more complete understanding of the certifications.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEOs and PFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Annual Report, our management carried out an evaluation, with the participation of our PEOs and PFO, of the effectiveness of the disclosure controls and procedures of the Company. Based on that evaluation, our PEOs and PFO concluded, as of January 2, 2026, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal quarter ended January 2, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including our PEOs and PFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2026, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 2, 2026.

The report of BDO USA, P.C., our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting follows below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on Internal Control over Financial Reporting

We have audited STAAR Surgical Company’s (the “Company’s”) internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 2, 2026 and December 27, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 2, 2026, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 3, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Los Angeles, California

March 3, 2026

ITEM 9B. Other Information

(c)
Trading Plans

During the quarter ended January 2, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated:

(i)
Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and
(ii)
Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Certain information required by Part III is omitted from this Annual Report because the Company will file a definitive proxy statement within 120 days after the close of its fiscal year ended January 2, 2026, pursuant to Regulation 14A (the “Proxy Statement”) for its 2026 annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

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

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers, and employees, including our Principal Executive Officers, Principal Financial Officer, Principal Accounting Officer, or Controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted in the Investors section of our website, www.staar.com, under the Investor Resources & FAQs tab, as a Corporate Governance Document. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers thereunder granted to executive officers and directors, on our website within four business days of such amendment or waiver.

We have adopted an Insider Trading Policy that governs the purchase, sale, and other dispositions of our securities by directors, officers and employees, as well as by the Company itself. We believe our policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards applicable to us. The Insider Trading Policy is posted in the Investors section of our website, www.staar.com, under the Investor Resources & FAQs tab, as a Corporate Governance Document, and a copy is filed with the Company’s 2025 Annual Report on Form 10-K as Exhibit 19.1.

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

10.5	#

Letter of the Company dated March 24, 2023 to Magda Michna, Chief Clinical, Regulatory and Medical Affairs Officer, regarding compensation (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2023, as filed with the Commission on May 3, 2023).

10.6	#

Letter of the Company dated March 24, 2023 to Warren Foust, Chief Operating Officer, regarding compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 29, 2023).

10.7	#

Letter of the Company, dated October 24, 2023 to Nathaniel Sisitsky, General Counsel, regarding compensation (incorporated by Reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

10.8	#

Employment Agreement, effective February 26, 2025, by and between the Company and Stephen C. Farrell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2025).

10.9	#

Consulting Agreement, effective February 26, 2025, by and between the Company and Thomas G. Frinzi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2025).

10.10	#

Letter of the Company dated June 25, 2025 to Deborah Andrews, Chief Financial Officer, regarding employment and compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 27, 2025, as filed with the Commission on August 6, 2025).

10.11	#

Consulting Agreement dated April 24, 2025 between the Company and Wei Jiang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 27, 2025, as filed with the Commission on August 6, 2025).

10.12

Form of Distributorship Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2018, as filed with the Commission on August 1, 2018).

10.13

Standard Industrial/Commercial Multi-Tenant Lease-Gross dated April 5, 2000 entered into between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2000, as filed with the Commission on March 29, 2001).

10.14

Tenth Amendment of Lease dated May 13, 2022, by and between the Company and Oxford Spectrum Wilson LLC (incorporated by Reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

10.15

Tenancy Agreement dated June 13, 2019 between Einfache Gesellschaft Calderari & Schwab. and STAAR Surgical AG (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2019, as filed with the Commission on July 31, 2019).

10.16

Lease Agreement entered into on September 14, 2020 between Calderari & Schwab and STAAR Surgical AG (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2020).

10.17

Lease Agreement dated August 10, 2017 by and between the Company and 2000 Gold L.P. (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 29, 2017, as filed with the Commission on November 8, 2017).

10.18

First Amendment to Lease Agreement dated March 23, 2023 between the Company and 2000 Gold L.P. (incorporated by Reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

10.19

Lease Agreement commencing dated March 19, 2018 between the Company and Bukewihge Properties, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2018, as filed with the Commission on May 2, 2018).

10.20

First Amendment to Lease Agreement dated August 11, 2022 between the Company and Bukewihge Properties, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2022, as filed with the Commission on February 23, 2023).

10.21

Second Amendment to Lease Agreement dated November 15, 2023 between the Company and Bukewihge Properties, LLC (incorporated by Reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, for the year ended December 29, 2023, as filed with the Commission on February 27, 2024).

10.22	#

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

10.24	#

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

10.27	#

Form of Restricted Stock Award Grant and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, for the year ended December 30, 2016, as filed with the Commission on March 2, 2017).

10.28	#

Form of Performance Stock Unit Grant and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 28, 2025, as filed with the Commission on May 7, 2025).

10.29

Cooperation Agreement dated January 14, 2026 between the Company and Broadwood Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2026).

10.30	*#	Separation and Consulting Agreement dated January 14, 2026 between the Company and Stephen C. Farrell.

10.31	*#	Interim Co-CEO Letter Agreement dated February 1, 2026 between the Company and Warren Foust.

10.32	*#	Separation Agreement dated February 4, 2026 between the Company and Nathaniel Sisitsky.

10.33	*#	Consulting Agreement dated February 4, 2026 between the Company and Nathaniel Sisitsky.

19.1		Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, for the year ended December 27, 2024, as filed with the Commission on February 21, 2025).

21.1	*	List of Subsidiaries.

23.1	*	Consent of BDO USA, P.C.

31.1	*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

104

The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2026, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Date: March 3, 2026	By:	/s/ WARREN FOUST
Warren Foust
Interim Co-Chief Executive Officer, President and Chief Operating Officer
(principal executive officer)

Date: March 3, 2026		/s/ DEBORAH ANDREWS
Deborah Andrews
Interim Co-Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WARREN FOUST	Interim Co-Chief Executive Officer, President and Chief Operating Officer	March 3, 2026
Warren Foust	(principal executive officer)

/s/ DEBORAH ANDREWS	Interim Co-Chief Executive Officer and Chief Financial Officer	March 3, 2026
Deborah Andrews	(principal executive officer, principal accounting officer and principal financial officer)

/s/ NEAL C. BRADSHER	Director	March 3, 2026
Neal C. Bradsher

/s/ ARTHER C. BUTCHER	Director	March 3, 2026
Arthur C. Butcher

/s/ WEI JIANG	Director	March 3, 2026
Wei Jiang

/s/ RICHARD T. LEBUHN	Director	March 3, 2026
Richard T. LeBuhn

/s/ LOUIS E. SILVERMAN	Director	March 3, 2026
Louis E. Silverman

/s/ CHRISTOPHER MIN FANG WANG	Director	March 3, 2026
Christopher Min Fang Wang

/s/ LILIAN ZHOU	Director	March 3, 2026
Lilian Zhou

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 2, 2026, December 27, 2024 and December 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

STAAR Surgical Company

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of STAAR Surgical Company (the “Company”) as of January 2, 2026 and December 27, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 2, 2026, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2026 and December 27, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 3, 2026 expressed an unqualified opinion thereon.

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

Income Tax Provision

As described in Notes 1 and 10 to the consolidated financial statements, the Company operates in multiple international markets and is subject to income taxes in the U.S. and numerous foreign jurisdictions. The tax provision is based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction with consideration of intercompany transactions across multiple tax jurisdictions.

We identified the accounting for the Company’s income tax provision as a critical audit matter due to the complexity involved in: (i) the application of relevant tax laws and regulations in calculating domestic taxable income and domestic deferred tax balances and (ii) the application of transfer pricing guidelines to various intercompany transactions. Auditing these elements required challenging auditor judgment and an increased extent of audit effort, including the use of income tax professionals and professionals with knowledge and skills in transfer pricing.

The primary procedures we performed to address this critical audit matter included:

•
Testing the completeness and accuracy of the underlying data used to determine domestic taxable income, domestic deferred tax balances and transfer pricing adjustments.
•
Utilizing income tax professionals to assist in evaluating management’s application of relevant domestic tax laws, enacted tax rates and regulations in calculating domestic taxable income and domestic deferred tax balances.
•
Utilizing professionals with knowledge and skills in transfer pricing to assist in evaluating management’s application of the transfer pricing guidelines to various intercompany transactions.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 1993.

Los Angeles, California

March 3, 2026

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 2, 2026 and December 27, 2024

(In thousands, except par value amounts)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$153,150	$144,159
Investments available for sale (amortized cost basis of $34,385 and $86,346 at January 2, 2026 and December 27, 2024, respectively)	34,386	86,335
Accounts receivable trade, net of allowance for credit losses of $83 and $32 at January 2, 2026 and December 27, 2024, respectively	50,064	77,897
Inventories, net	55,496	43,305
Prepayments, deposits and other current assets	18,449	16,244
Total current assets	311,545	367,940
Property, plant and equipment, net	73,323	84,889
Finance lease right-of-use assets, net	—	37
Operating lease right-of-use assets, net	29,609	36,850
Cloud-based software	30,700	15,763
Goodwill	1,786	1,786
Deferred income taxes	3,365	788
Other assets	1,350	1,471
Total assets	$451,678	$509,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,574	$16,704
Obligations under finance leases	—	42
Obligations under operating leases	5,872	3,894
Allowance for sales returns	10,199	6,579
Other current liabilities	40,859	43,087
Total current liabilities	68,504	70,306
Obligations under operating leases	32,481	34,807
Deferred income taxes	—	297
Asset retirement obligations	45	42
Deferred rent	89	—
Pension liability	6,375	6,737
Total liabilities	107,494	112,189
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 49,779 shares issued and 49,403 shares outstanding at January 2, 2026 and 49,294 shares issued and outstanding at December 27, 2024, respectively	498	493
Additional paid-in capital	504,682	471,449
Treasury stock, 376 and 0 shares at January 2, 2026 and December 27, 2024, respectively	(6,461)	—
Accumulated other comprehensive loss	(6,511)	(7,031)
Accumulated deficit	(148,024)	(67,576)
Total stockholders’ equity	344,184	397,335
Total liabilities and stockholders’ equity	$451,678	$509,524

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 2, 2026, December 27, 2024 and December 29, 2023

(In thousands, except per share amounts)

	2025	2024	2023
Net sales	$239,442	$313,901	$322,415
Cost of sales	57,022	74,319	69,764
Gross profit	182,420	239,582	252,651
Selling, general and administrative expenses:
General and administrative	85,783	89,898	72,319
Selling and marketing	102,528	116,978	111,757
Research and development	40,055	45,317	40,478
Merger transaction and related costs	17,135	—	—
Restructuring, impairment and related charges	28,632	—	—
Total selling, general and administrative expenses	274,133	252,193	224,554
Operating income (loss)	(91,713)	(12,611)	28,097
Other income, net:
Interest income, net	4,594	5,911	6,986
Gain (loss) on foreign currency transactions	2,603	(3,675)	(1,909)
Royalty income	—	508	74
Other income, net	2,253	815	448
Total other income, net	9,450	3,559	5,599
Income (loss) before income taxes	(82,263)	(9,052)	33,696
Provision (benefit) for income taxes	(1,815)	11,156	12,349
Net income (loss)	$(80,448)	$(20,208)	$21,347
Net income (loss) per share:
Basic	$(1.62)	$(0.41)	$0.44
Diluted	$(1.62)	$(0.41)	$0.43
Weighted average shares outstanding:
Basic	49,568	49,125	48,523
Diluted	49,568	49,125	49,427

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended January 2, 2026, December 27, 2024 and December 29, 2023

(In thousands)

	2025	2024	2023
Net income (loss)	$(80,448)	$(20,208)	$21,347
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	460	(1,830)	(3,946)
Reclassification into other income (expense), net	78	(77)	(357)
Investments available for sale:
Change in unrealized gain	11	28	363
Reclassification into other income (expense), net	2	3	—
Foreign currency translation gain (loss)	22	(1,775)	(1,095)
Tax effect	(53)	733	766
Other comprehensive income (loss), net of tax	520	(2,918)	(4,269)
Comprehensive income (loss)	$(79,928)	$(23,126)	$17,078

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended January 2, 2026, December 27, 2024 and December 29, 2023

(In thousands)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Compre-hensive Income (Loss)	Accumulated Deficit	Total
Balance, at December 30, 2022	48,212	$482	$404,189	—	$—	$156	$(68,715)	$336,112
Net income	—	—	—	—	—	—	21,347	21,347
Other comprehensive loss	—	—	—	—	—	(4,269)	—	(4,269)
Common stock issued upon exercise of options	518	5	9,667	—	—	—	—	9,672
Stock-based compensation	—	—	25,188	—	—	—	—	25,188
Repurchase of employee common stock for taxes withheld	(35)	—	(2,097)	—	—	—	—	(2,097)
Unvested restricted stock	14	—	—	—	—	—	—	—
Vested restricted and performance stock units	130	1	—	—	—	—	—	1
Balance, at December 29, 2023	48,839	488	436,947	—	—	(4,113)	(47,368)	385,954
Net loss	—	—	—	—	—	—	(20,208)	(20,208)
Other comprehensive loss	—	—	—	—	—	(2,918)	—	(2,918)
Common stock issued upon exercise of options	315	3	7,389	—	—	—	—	7,392
Stock-based compensation	—	—	28,618	—	—	—	—	28,618
Repurchase of employee common stock for taxes withheld	(44)	—	(1,505)	—	—	—	—	(1,505)
Unvested restricted stock	16	—	—	—	—	—	—	—
Forfeited restricted stock	(5)	—	—	—	—	—	—	—
Vested restricted and performance stock units	173	2	—	—	—	—	—	2
Balance, at December 27, 2024	49,294	493	471,449	—	—	(7,031)	(67,576)	397,335
Net loss	—	—	—	—	—	—	(80,448)	(80,448)
Other comprehensive income	—	—	—	—	—	520	—	520
Common stock issued upon exercise of options	221	2	3,463	—	—	—	—	3,465
Stock-based compensation	—	—	31,290	—	—	—	—	31,290
Repurchase of common stock	—	—	—	(376)	(6,461)	—	—	(6,461)
Repurchase of employee common stock for taxes withheld	(77)	—	(1,520)	—	—	—	—	(1,520)
Vested restricted and performance stock units	341	3	—	—	—	—	—	3
Balance, at January 2, 2026	49,779	$498	$504,682	(376)	$(6,461)	$(6,511)	$(148,024)	$344,184

The accompanying notes are an integral part of these consolidated financial statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 2, 2026, December 27, 2024 and December 29, 2023

(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(80,448)	$(20,208)	$21,347
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	8,319	6,891	5,111
Amortization of cloud-based software	409	—	—
Non-cash operating lease expense	3,570	3,562	3,256
Impairment of fixed assets and operating lease right-of-use assets	15,404	—	—
Gain on fixed asset recovery	(1,458)	—	—
Amortization of intangibles	—	—	13
Impairment of intangibles	—	—	154
Accretion/amortization of investments available for sale	(198)	(1,091)	(2,501)
Deferred income taxes	(2,916)	3,590	3,264
Change in net pension liability	(249)	26	(956)
Loss on disposal of property and equipment	74	1,694	73
Stock-based compensation expense	30,588	27,210	23,516
Change in asset retirement obligation	4	(53)	(102)
Provision for sales returns and credit losses	3,664	286	663
Inventory provision	5,334	2,782	4,851
Changes in working capital:
Accounts receivable	27,834	16,493	(32,760)
Inventories	(16,981)	(10,000)	(14,361)
Prepayments, deposits, and other assets	(1,352)	(2,006)	(1,007)
Cloud-based software	(15,764)	(13,357)	(2,406)
Accounts payable	(5,507)	75	(701)
Other current liabilities and non-current liabilities	(4,557)	(169)	7,140
Net cash provided by (used in) operating activities	(34,230)	15,725	14,594
Cash flows from investing activities:
Acquisition of property and equipment	(5,820)	(23,394)	(18,188)
Purchase of investments available for sale	(75,363)	(80,240)	(52,313)
Proceeds from maturity of investments available for sale	124,145	43,103	143,548
Proceeds from sale of investments available for sale	3,377	1,314	1,300
Net cash provided by (used in) investing activities	46,339	(59,217)	74,347
Cash flows from financing activities:
Repayment of finance lease obligations	(42)	(165)	(161)
Repurchase of common stock	(6,461)	—	—
Repurchase of employee common stock for taxes withheld	(1,520)	(1,505)	(2,097)
Proceeds from the exercise of stock options	3,465	7,392	9,672
Proceeds from vested restricted and performance stock units	3	2	1
Net cash provided by (used in) financing activities	(4,555)	5,724	7,415
Effect of exchange rate changes on cash and cash equivalents	1,437	(1,111)	202
Increase (decrease) in cash and cash equivalents	8,991	(38,879)	96,558
Cash and cash equivalents, at beginning of year	144,159	183,038	86,480
Cash and cash equivalents, at end of year	$153,150	$144,159	$183,038

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

As of January 2, 2026, the Company’s significant subsidiaries consisted of:

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

Fiscal Year and Interim Reporting Periods

The Company’s fiscal year ends on the Friday nearest December 31 and each of the Company’s quarterly reporting periods generally consists of 13 weeks. Fiscal year 2025 is based on a 53-week period and fiscal years 2024 and 2023 are based on a 52-week period.

Termination of Alcon Merger Agreement

As previously disclosed, on August 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alcon Research, LLC, a Delaware limited liability company (“Alcon”), and Rascasse Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Alcon (“Merger Sub”). The Merger Agreement provided, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Alcon. The Company and Alcon entered into two amendments to the Merger Agreement, on November 7, 2025 and December 9, 2025, and the Company held a special meeting of stockholders (the “Special Meeting”) to vote on the Merger on January 6, 2026. At the Special Meeting, the Company’s stockholders voted against the Merger, and the Merger Agreement was terminated in accordance with its terms effective January 6, 2026. None of the Company, Alcon or Merger Sub was required to pay any termination fee as a result of the termination of the Merger Agreement, and the parties are responsible for their respective costs and expenses related to the Merger Agreement and the transactions contemplated thereby. During fiscal 2025, the Company incurred $17,135,000 in professional fees and expenses related to the Merger, which are recorded as Merger transaction and related costs on the Consolidated Statement of Operations. Following the termination of the Merger Agreement, on January 14, 2026, the Company entered into a letter agreement (the “Cooperation Agreement”) with Broadwood Partners, L.P. and its affiliates (“Broadwood”), the Company’s largest stockholder. The Cooperation Agreement provided for certain governance and leadership changes, as well as reimbursement by the Company of expenses incurred by Broadwood and other stockholders in connection with their engagement with the Company, including the Special Meeting. See Note 19 – Subsequent Events to the Consolidated Financial Statements for information about the Merger Agreement and the Cooperation Agreement.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Reclassifications

The Company reclassified certain personnel costs including salary-related and payroll tax expenses, bonus and stock-based compensation related expenses and travel related expenses previously included in research and development to sales and marketing. These costs support internal and external training and education with respect to the Company’s existing products, and as such, the Company determined that classification of these costs in sales and marketing better reflects the nature of the costs and financial performance of the Company as it operates. The Company has made certain reclassification adjustments to conform prior period amounts to current presentation, which include reclassification adjustments between Research and development expenses and Sales and marketing expenses on its Consolidated Statements of Operations as follows (in thousands):

	2024			2023
	Prior Presentation	Reclassification	New Presentation	Prior Presentation	Reclassification	New Presentation
Sales and marketing	$108,322	$8,656	$116,978	$107,834	$3,923	$111,757
Research and development	53,973	(8,656)	45,317	44,401	(3,923)	40,478

The reclassification adjustments did not have a material impact on previously recorded amounts and had no impact on the Company’s Total selling, general and administrative expenses, Operating income (loss), Net income (loss) or Net earnings (loss) per share. The Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows were not affected by changes in the presentation of these costs.

Additionally, non-cash lease expense is now presented on its own line in the Company’s Consolidated Statements of Cash Flows instead of combined with the changes in other current and non-current liabilities as follows (in thousands):

	2024			2023
	Prior Presentation	Reclassification	New Presentation	Prior Presentation	Reclassification	New Presentation
Non-cash operating lease expense	$—	$3,562	$3,562	$—	$3,256	$3,256
Other current and non-current liabilities	3,393	(3,562)	(169)	10,396	(3,256)	7,140

Net cash provided by (used in) operating activities presented in the Consolidated Statements of Cash Flows was not affected by this change in presentation.

Segment Reporting

The Company operates in one reportable segment, ophthalmic surgical product segment, as all of the Company’s sales are generated from ophthalmic surgical products. The accounting policies for the ophthalmic surgical product segment are the same as those described in Note 1 – Organization and Description of Business and Accounting Policies of the Consolidated Financial Statements.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM manages and allocates resources to the operations of the Company on a consolidated basis. The CODM assesses performance comparing actual results to forecasts and decides how to allocate resources, i.e., headcount and compensation, based on net income or on operating results, if a net loss. Significant segment expenses are consistent with those presented on the Consolidated Statements of Operations.

The measure of segment assets is reported on the balance sheet as total consolidated assets and the expenditures for additions to long-lived assets, and depreciation and amortization expense is consistent with those presented on the Consolidated Statement of Cash Flows.

See Note 1 – Organization and Description of Business and Accounting Policies – Concentration of Credit Risk and Sales, Note 17 – Disaggregation of Revenues, Geographic Sales and Product Sales and Note 18 – Geographic Assets for specific information regarding the Company’s sales and long-lived assets.

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

Assets and liabilities of STAAR Japan are translated at rates of exchange in effect at the close of the period. Sales and expenses are translated at the weighted average of exchange rates in effect during the period. Net foreign translation gain (loss) was as follows (in thousands):

	Years Ended
	2025	2024	2023
Foreign currency translation gain (loss)(1)	$22	$(1,775)	$(1,095)
Gain (loss) on foreign currency transactions(2)	2,603	(3,675)	(1,909)

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Revenue Recognition (Continued)

Historically, the Company marketed and sold cataract IOLs and related injectors and injector parts. The Company phased out sales of such products in fiscal 2023, and it did not sell any such products in fiscal 2024 or 2025. Sales of such products involved sales by the Company of injector parts to an unrelated customer and supplier (collectively referred to as “supplier”) whereby these injector part sales were either made as a final sale to the supplier or, were sold to be combined with an acrylic cataract IOL by the supplier into finished goods inventory (a preloaded acrylic cataract IOL). These finished goods were then sold back to the Company at an agreed upon, contractual price. The Company made a profit margin on either type of sale with the supplier and each type of sale was made under separate purchase and sales orders between the two parties resulting in cash settlement for the orders sold or repurchased. For parts that were sold as a final sale, the Company recognized a sale, and those sales were classified as other product sales in total net sales. For the injector parts that were sold to be combined with an acrylic cataract IOL into finished goods, the Company recorded the transaction at its carrying value deferring any profit margin as contra-inventory, until the finished goods inventory was sold to an end-customer (not the supplier) at which point the Company recognized revenues.

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

•
Non-consignment Sales – The Company recognizes revenue from non-consignment product sales at a point-in-time when control has been transferred, which is typically at shipping point, except for certain customers and for STAAR Japan, which is typically recognized when the customer receives the product. The Company does not have significant deferred revenues as of January 2, 2026, December 27, 2024 and December 29, 2023, as delivery to the customer is generally made within the same or the next day of shipment. In December 2024, the Company shipped a $27.5 million order of ICLs to one of its distributors in China. The distributor requested extended payment terms, and the Company agreed. As these payment terms were significantly longer than the terms included in the Company’s distributor agreement, management determined that collectability was not probable, and the Company did not recognize the revenue associated with the shipment in the quarter ended December 27, 2024. However, as the shipment was received by the distributor, and control of the product passed to the distributor, the cost of the inventory was charged to cost of sales in the quarter ended December 27, 2024. Revenue for this order was recognized in 2025 when payments were received from the distributor, at which point the collectability concern is alleviated.
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

See Note 17 – Disaggregation of Revenues, Geographic Sales and Product Sales to the Consolidated Financial Statements for additional information.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company also enters into certain strategic cooperation agreements with customers in which, as consideration for certain commitments made by the customer, including minimum purchase commitments, the Company agrees, among other things, to share the expense for marketing, educational training and general support of the Company’s products. The provisions in these arrangements allow for these payments to be made directly to the customer or payments can be made directly to a third party for distinct marketing, educational training and general support services provided to or on behalf of the customer by the third party. For payments the Company makes to another party or reimburses the customer for distinct marketing and support services, the Company recognizes these payments as sales and marketing expense as incurred. These strategic cooperation agreements are generally for periods of 12 months or more with quarterly minimum purchase commitments. The Company recognizes sales and marketing expenses in the period in which it expects the customer will achieve its minimum purchase commitment, generally quarterly, and any unpaid amounts are recorded in other current liabilities on the Consolidated Balance Sheets, see Note 8 – Other Current Liabilities to the Consolidated Financial Statements. Reimbursements made directly to the customer for general marketing incentives are treated as a reduction in revenues. The Company’s performance obligations generally occur in the same quarter as the shipment of product. Sales and marketing expenses for distinct services were as follows (in thousands):

	Years Ended
	2025	2024	2023
Marketing and support services related to strategic cooperation agreements	$3,428	$3,342	$1,891

Since the payments for distinct or non-distinct services occur within the quarter corresponding with the purchases made by the customer and the shipments made by the Company to that customer, there is no remaining performance obligation by the Company to the customer. Accordingly, there are no deferred revenues associated with these types of arrangements as of January 2, 2026, December 27, 2024 and December 29, 2023.

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

Concentration of Credit Risk and Sales

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. This risk is limited due to the large number of customers comprising the Company’s customer base, and their geographic dispersion. As of January 2, 2026 and December 27, 2024, the Company’s China distributors accounted for 33% and 58%, respectively, of the Company’s consolidated trade receivables. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, taken together, have not exceeded management’s expectations.

The Company’s China distributors accounted for 32%, 51% and 58% of the Company’s consolidated net sales for the years ended 2025, 2024 and 2023, respectively.

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

	2025	2024
Estimated returns - inventory(1)	$1,860	$853
Allowance for sales returns	10,199	6,579

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

Goodwill

Goodwill, which has an indefinite life, is not amortized but instead is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. Reporting units can be one level below the operating segment level and can be combined when reporting units within the same operating segment have similar economic characteristics. The Company has determined that its reporting units have similar economic characteristics, and therefore, can be combined into one reporting unit for the purposes of goodwill impairment testing. The Company performed its annual impairment test and determined that its goodwill was not impaired. As of January 2, 2026 and December 27, 2024, the carrying value of goodwill was $1,786,000.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Long-Lived Assets

The Company reviews property, plant, and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of these assets by comparing the carrying value of such assets to the estimated undiscounted future cash flows the assets are expected to generate. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. A review of long-lived assets was conducted as of December 27, 2024 and no impairment was identified (see also Note 1 – Organization and Description of Business and Accounting Policies – Restructuring, Impairment and Related Charges.)

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

During 2023, the Company recognized impairment of $154,000 for the remaining unamortized Japan patent and licenses related to cataract IOLs. Amortization expense for intangible assets were as follows (in thousands):

	Years Ended
	2025	2024	2023
Amortization expense	$—	$—	$13

Cloud-Based Software

The Company has entered into cloud-based software hosting arrangements for which it incurs implementation costs. Certain costs incurred during the application development stage are capitalized and included within Prepayments, deposits and other current assets or Cloud-based software on the Consolidated Balance Sheet, depending on the short- or long-term nature of such costs, in line with the Company’s policy on the accounting for prepaid software hosting arrangements. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Capitalized cloud-based software implementation costs are amortized, beginning on the date the related software or module is ready for its intended use, on a straight-line basis over the remaining term of the hosting arrangement, which is approximately 5 to 10 years. Amortization is recognized as a component of selling, general, and administrative expenses, in the same line item as the expense for the associated hosting arrangement.

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

Vendor Concentration

There were two vendors that accounted for over 30% of the Company’s consolidated accounts payable as of January 2, 2026. There was one vendor that accounted for over 10% of the Company’s consolidated accounts payable as of December 27, 2024.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Advertising Costs

Advertising costs, which are included in selling and marketing expenses, are expensed as incurred, and were as follows (in thousands):

	Years Ended
	2025	2024	2023
Advertising costs	$19,631	$34,084	$46,680

Merger Transaction and Related Costs

In connection with the proposed merger with Alcon, the Company incurred professional service expenses of $17,135,000 during fiscal year 2025, which are included in Merger transaction and related costs on the Consolidated Statements of Operations. In accordance with the Cooperation Agreement with Broadwood Partners L.P., the Company expects to incur approximately $7,000,000 in additional expenses in the quarter ended April 3, 2026. See Note 19 – Subsequent Events to the Consolidated Financial Statements for further information.

Restructuring, Impairment and Related Charges

In the first half of 2025, the Company took a number of steps to change its leadership team, realign its leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. As part of this leadership realignment and related efforts, during the fiscal year 2025, the Company recognized costs related to severance and reduction in workforce of $12,354,000; consulting expenses of $874,000; impairment expenses on leasehold improvements and machinery and equipment of $7,759,000, as the Company will no longer be using these assets; and impairment on real property right-of-use assets of $4,894,000, as the Company is actively pursuing subleasing opportunities. In addition, the Company also recognized impairment of $2,751,000 during fiscal year 2025 for internally developed software that it will no longer be using as it will transition to a cloud-based software solution. An aggregate of $28,632,000 for such costs, expenses and charges is included in Restructuring, impairment and related charges on the Consolidated Statements of Operations for fiscal year 2025. The restructuring effort was substantially completed as of June 27, 2025. For more detail, see Notes 6 – Property, Plant and Equipment, Net, 8 – Other Current Liabilities and 9 – Operating Leases to the Consolidated Financial Statements.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Income Taxes

The Company adopted the annual disclosure requirements of the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740)” in fiscal 2025. ASU 2023-09 improves the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. It also includes certain other amendments to improve the effectiveness of income tax disclosures regarding (a) income or loss from continuing operations disaggregated between domestic and foreign and (b) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. The Company’s income tax disclosure requirements have been enhanced on a prospective basis in these Consolidated Financial Statements as a result of the ASU 2023-09 adoption.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA introduces changes in U.S. tax law, with certain provisions applicable to the Company beginning in 2025. These changes include the immediate expensing of domestic research and experimental expenditures, accelerated tax deductions for qualified property, and modifications to certain international tax frameworks. The Company has incorporated OBBBA into the income tax provision during fiscal year 2025 resulting in an immaterial impact to the effective tax rate. The Company continues to evaluate the impact the new legislation will have on its Consolidated Financial Statements.

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

In evaluating the Company’s ability to recover the deferred tax assets within a jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporates assumptions including overall current and projected business and industry conditions, projected sales growth, margins, costs and income by jurisdiction, the amount of future federal, state, and foreign pretax operating income, the reversal of temporary differences and the successful implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company also considers three years of cumulative operating results. It is the Company’s policy to not rely on future taxable profit as source of income to evaluate deferred tax asset realizability, if the Company is under three years of cumulative losses. Valuation allowances, or reductions to deferred tax assets, are recognized if, based on the weight of all the available evidence, it is more likely than not that some portion or all the deferred tax asset may not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Income Taxes (Continued)

The Company and its foreign subsidiaries operate in multiple tax jurisdictions, and have entered into certain intercompany service arrangements that are priced under transfer pricing policies intended to reflect arm’s-length terms under applicable tax laws and regulations. Transfer pricing requires management judgment and is supported by economic analyses, including benchmarking to comparable companies and/or transactions. The Company monitors the nature of its intercompany service arrangements for changes in its operations as well as economic conditions, and periodically refreshes its transfer pricing analyses, including updates to the comparable set and related results, as appropriate. Although these intercompany transactions reflect arm’s-length terms and the proper transfer pricing documentation is in place, transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact the Company’s effective tax rate and taxes due.

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

Basic and Diluted Net Income (Loss) Per Share

The Company has only one class of common stock and no participating securities which would require the two-class method of calculating basic earnings per share. Basic per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period, adjusted for the effects of potentially dilutive securities using the treasury stock method. When the Company incurs a net loss, the number of diluted shares is equal to the number of basic shares. Potentially dilutive securities include the Company’s outstanding stock-based awards. As of January 2, 2026, the Company had outstanding grants of stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). Stock options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock, are not included in the treasury stock method calculation for diluted net income (loss) per share.

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

Stock-Based Compensation

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan provides the Company with the ability to grant various types of stock-based awards to executive officers, employees, consultants and members of its Board of Directors (the “Board”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, RSUs, and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of January 2, 2026, the Company had outstanding grants of stock options, RSUs and PSUs.

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

Share Repurchases

Repurchased shares are held in treasury stock. Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired stock is recorded as treasury stock.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) on the Consolidated Balance Sheets and the Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income (loss) includes, in addition to the net income (loss), changes in equity that are excluded from the Consolidated Statements of Operations and are recorded directly into a separate section of stockholders’ equity on the Consolidated Balance Sheets. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the years ended January 2, 2026, December 27, 2024 and December 29, 2023 (in thousands):

	Foreign Currency Translation	Investments Available for Sale	Defined Benefit Pension Plan – Japan	Defined Benefit Pension Plan – Switzerland	Accumulated Other Com-prehensive Income (Loss)
Balance, at December 30, 2022	$(1,547)	$(336)	$184	$1,855	$156
Other comprehensive income (loss)	(1,095)	363	(182)	(4,121)	(5,035)
Tax effect	345	(64)	54	431	766
Balance, at December 29, 2023	(2,297)	(37)	56	(1,835)	(4,113)
Other comprehensive income (loss)	(1,775)	31	16	(1,923)	(3,651)
Tax effect	542	(5)	(5)	201	733
Balance, at December 27, 2024	(3,530)	(11)	67	(3,557)	(7,031)
Other comprehensive income (loss)	22	13	(20)	558	573
Tax effect	(6)	(1)	6	(52)	(53)
Balance, at January 2, 2026	$(3,514)	$1	$53	$(3,051)	$(6,511)

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Organization and Description of Business and Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will adopt ASU 2024-03 at the beginning of fiscal year 2026. The Company is currently evaluating the annual disclosure requirements and its effect on the Consolidated Financial Statements.

Note 2 — Investments Available for Sale

Investments AFS and the related fair value measurement consisted of the following (in thousands):

	2025
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$14,682	$1	$(1)	$14,682	$—	$14,682
Certificates of deposit	816	—	—	816	—	816
U.S. Treasury securities	990	—	—	990	990	—
Corporate debt securities	17,897	3	(2)	17,898	—	17,898
Total investments AFS	$34,385	$4	$(3)	$34,386	$990	$33,396

	2024
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$21,466	$4	$(2)	$21,468	$—	$21,468
Certificates of deposit	1,997	—	—	1,997	—	1,997
U.S. Treasury securities	11,356	3	(4)	11,355	11,355	—
Corporate debt securities	51,527	14	(26)	51,515	—	51,515
Total investments AFS	$86,346	$21	$(32)	$86,335	$11,355	$74,980

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

The Company assessed each debt security (see Note 1 – Organization and Description of Business and Accounting Policies – Investments Available for Sale – for information on composition of the portfolio) in a gross unrealized loss position to determine whether the decline in fair value below amortized cost was a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the debt security, the Company’s intent to sell and whether it is more-likely-than-not that the Company will not be required to sell the debt security before the recovery of the amortized cost basis. There has been no allowance for expected credit losses recorded for the fiscal years ended 2025, 2024 and 2023.

The following table shows the fair value of investments AFS by contractual maturity (in thousands):

	2025
	Within one year	After one year through five years	Total
Commercial paper	$14,682	$—	$14,682
Certificates of deposit	816	—	816
U.S. Treasury securities	990	—	990
Corporate debt securities	17,898	—	17,898
Total investments AFS	$34,386	$—	$34,386

During 2025, several of the Company’s investments AFS with an aggregate fair value of $3,377,000 were subject to early redemption. The Company recognized a gain upon redemption of $2,000 for the fiscal year ended 2025. During 2024, several of the Company’s investments AFS with an aggregate fair value of $1,314,000 were subject to early redemption. The Company recognized a gain upon redemption of $3,000 for the fiscal year ended 2024. During 2023, two of the Company’s investments AFS were the subject of a downgraded credit rating. The Company sold its investments of $1,300,000 during 2023 following the downgrade. The Company recognized a realized loss upon sale of less than $1,000 for the fiscal year ended 2023.

Note 3 — Accounts Receivable Trade, Net

Accounts receivable trade, net consisted of the following (in thousands):

	2025	2024
Domestic	$2,846	$2,661
Foreign	47,301	75,268
Total accounts receivable trade, gross	50,147	77,929
Less allowance for credit losses	(83)	(32)
Total accounts receivable trade, net	$50,064	$77,897

Note 4 — Inventories, Net

Inventories, net consisted of the following (in thousands):

	2025	2024
Raw materials and purchased parts	$10,238	$9,705
Work in process	8,514	8,168
Finished goods(1)	39,673	26,710
Total inventories, gross	58,425	44,583
Less inventory reserves	(2,929)	(1,278)
Total inventories, net	$55,496	$43,305

(1) Finished goods inventory includes consigned inventory of $9,619,000 and $1,484,000 for 2025 and 2024, respectively. See also Note 17 – Disaggregation of Revenues, Geographic Sales and Product Sales to the Consolidated Financial Statements for further details.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 — Prepayments, Deposits and Other Current Assets

Prepayments, deposits and other current assets consisted of the following (in thousands):

	2025	2024
Prepayments and deposits	$7,965	$7,887
Prepaid rent	682	2,910
Prepaid insurance	3,269	2,432
Prepaid income taxes	1,917	658
Value added tax (VAT) receivable	4,242	1,359
Other(1)	374	998
Total prepayments, deposits and other current assets	$18,449	$16,244

(1) No individual category in “other” exceeds 5% of the total prepayments, deposits and other current assets.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	2025	2024
Machinery and equipment	$45,137	$46,113
Computer equipment and software	10,525	12,976
Furniture and fixtures	7,483	7,627
Leasehold improvements	19,403	19,766
Construction in process	30,340	32,014
Total property, plant and equipment, gross	112,888	118,496
Less accumulated depreciation	(39,565)	(33,607)
Total property, plant and equipment, net	$73,323	$84,889

As discussed in Note 1 – Organization and Description of Business and Accounting Policies – Restructuring, Impairment and Related Charges, during fiscal 2025, the Company recognized fixed asset impairment expense of $7,759,000 primarily on leasehold improvements and machinery and equipment as the Company will no longer be using these assets. The Company also recognized impairment of $2,751,000 for internally developed software that the Company will no longer be using as it will transition to a cloud-based software solution. These amounts are recorded in Restructuring, impairment and related charges on the Consolidated Statement of Operations.

Construction in process primarily consists of the build out and validation of machinery and equipment.

The Company recorded depreciation expense in the following categories as follows (in thousands):

	Years Ended
	2025	2024	2023
Cost of sales	$3,168	$2,518	$1,405
General and administrative	3,633	2,917	1,912
Selling and marketing	709	626	1,095
Research and development	772	683	548
Total depreciation expense	$8,282	$6,744	$4,960

Loss on disposal of property, plant and equipment was as follows (in thousands):

	Years Ended
	2025	2024	2023
Loss on disposal of property, plant and equipment	$74	$1,694	$73

The loss recognized for the fiscal year ended 2024 consisted primarily of an asset that is no longer in use and was recorded in selling and marketing expense on the Consolidated Statements of Operations.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 — Cloud-Based Software

The Company capitalized cloud-based software implementation costs related to several systems, including enterprise resource planning and customer relationship management systems. Assets are expected to be placed into service throughout 2026.

Capitalized cloud-based software costs, net consisted of the following (in thousands):

	2025	2024
Cloud-based software	$31,527	$15,763
Less accumulated amortization	(409)	—
Total cloud-based software, net	$31,118	$15,763

Cloud-based software included in prepayments, deposits and other current assets	$418	$—
Cloud-based software	$30,700	$15,763

Activity related to cloud-based software was as follows (in thousands):

	Years Ended
	2025	2024	2023
Additions to cloud-based software	$15,764	$13,357	$2,406
Amortization of cloud-based software	409	—	—

Note 8 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	2025	2024
Accrued salaries and wages	$12,891	$16,140
Accrued bonuses	9,424	1,300
Severance payable(1)	894	356
Accrued insurance	1,773	2,701
Income taxes payable	1,304	6,547
Marketing obligations	3,397	2,699
Other(2)	11,176	13,344
Total other current liabilities	$40,859	$43,087

(1)
As discussed in Note 1 – Organization and Description of Business and Accounting Policies – Restructuring, Impairment and Related Charges, during fiscal year 2025, the Company recognized costs in connection with its leadership realignment and related efforts. Of these costs, a total of $12,354,000 was recognized for severance costs related to leadership realignment and reduction in workforce. This amount is recorded in Restructuring, impairment and related charges on the Consolidated Statement of Operations. A majority of these severance payments were paid during the second quarter of 2025.

(2) No individual category in “Other” exceeds 5% of the other current liabilities.

Note 9 — Operating Leases

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 — Operating Leases (Continued)

	2025	2024
Machinery and equipment	$773	$758
Computer equipment and software	413	446
Real property	39,824	47,648
Operating lease ROU assets, gross	41,010	48,852
Less accumulated depreciation	(11,401)	(12,002)
Operating lease ROU assets, net	$29,609	$36,850

Current operating lease obligations	$5,872	$3,894
Long-term operation lease obligations	32,481	34,807
Total operating lease liability	$38,353	$38,701
Weighted-average remaining lease term (in years)	6.7	7.1
Weighted-average discount rate	6.33%	5.98%

As discussed in Note 1 – Organization and Description of Business and Accounting Policies – Restructuring, Impairment and Related Charges, during the fiscal year 2025, the Company recognized impairment on real property right-of-use assets of $4,894,000. The impairment relates to the Company’s decision to exit three of its leased properties, for which the Company has obtained a subtenant for one of its properties and is actively pursuing subleasing for the other two properties. The impairment was determined based on market comparables of similar subleased properties. The impairment is recorded in Restructuring, impairment and related charges on the Consolidated Statements of Operations.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended
	2025	2024	2023
Operating lease cost	$7,805	$8,574	$5,239
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	6,891	6,016	4,875
ROU assets obtained in exchange for new and amended operating lease liabilities	3,873	8,385	8,498

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities for operating leases having initial or remaining non-cancelable lease terms more than one year are as follows (in thousands):

Year Ended	Operating Leases
2026	$8,194
2027	7,603
2028	6,954
2029	7,150
2030	6,173
Thereafter	12,633
Total minimum lease payments, including interest	$48,707
Less amounts representing interest	(10,354)
Total lease liability	$38,353

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes

Provision (benefit) for Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes was as follows (in thousands):

	Years Ended
	2025	2024	2023
Domestic	$(63,737)	$(52,859)	$(46,388)
Foreign	(18,526)	43,807	80,084
Income (loss) before income taxes	$(82,263)	$(9,052)	$33,696

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended
	2025	2024	2023
Current tax provision:
U.S. federal	$—	$—	$—
State	22	27	21
Foreign	1,079	7,539	9,064
Total current provision	1,101	7,566	9,085
Deferred tax provision (benefit):
U.S. federal	—	3,738	3,306
State	—	137	12
Foreign	(2,916)	(285)	(54)
Total deferred provision (benefit)	(2,916)	3,590	3,264
Provision (benefit) for income taxes	$(1,815)	$11,156	$12,349

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate after the adoption of ASU 2023-09 was as follows (dollars in thousands):

	Year Ended
	2025
	Amount	Percent
US federal statutory tax rate	$(17,275)	21.0%
State and local income taxes, net of federal income tax effect(1)	22	0.0%
Foreign tax effects
Switzerland
Statutory tax rate difference between Switzerland and United States	1,898	(2.3)%
Other	331	(0.4)%
Other foreign jurisdictions	460	(0.6)%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%
Effect of cross-border tax laws	587	(0.7)%
Tax credits	62	(0.1)%
Changes in valuation allowances	7,334	(8.9)%
Nontaxable or nondeductible items
Equity compensation	5,259	(6.4)%
Other	153	(0.2)%
Changes in unrecognized tax benefits	(633)	0.8%
Other adjustments	(13)	0.0%
Effective tax rate	$(1,815)	2.2%

(1)
State taxes in California and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Provision for Income Taxes (Continued)

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate before the adoption of ASU 2023-09 was as follows (dollars in thousands):

	Years Ended
	2024		2023
	Amount	Percent	Amount	Percent
US federal statutory tax rate	$(1,901)	21.0%	$7,076	21.0%
State and local income taxes, net of federal income tax effect	(330)	3.6%	440	1.3%
Equity compensation	2,237	(24.7)%	1,035	3.1%
Foreign rate differential	(3,902)	43.1%	(7,611)	(22.6)%
Foreign income inclusion	9,659	(106.7)%	16,922	50.2%
Changes in valuation allowance	4,060	(44.9)%	(4,233)	(12.6)%
Tax credits	(277)	3.1%	(930)	(2.8)%
Return to provision adjustment	100	(1.1)%	(284)	(0.8)%
Changes in unrecognized tax benefits	1,450	(16.0)%	—	0.0%
Non-deductible expenses	163	(1.8)%	134	0.4%
Other	(103)	1.2%	(200)	(0.6)%
Total income tax expense	$11,156	(123.2)%	$12,349	36.6%

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

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows (in thousands):

	2025	2024
Deferred tax assets:
Accrued expenses	$3,185	$1,230
Stock-based compensation	5,271	6,103
Operating lease liability	6,439	6,466
Net operating loss and other credit carryforwards	50,662	44,083
Other deferred tax assets	2,305	2,776
Gross deferred tax assets	67,862	60,658
Valuation allowance	(54,556)	(46,804)
Total deferred tax assets	$13,306	$13,854
Deferred tax liabilities:
Property, plant, equipment and intangibles	$(4,666)	$(5,976)
Operating lease ROU assets	(4,706)	(6,066)
Foreign taxes	(569)	(1,321)
Total deferred tax liabilities	(9,941)	(13,363)
Total net deferred tax assets	$3,365	$491

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Deferred Tax Assets and Liabilities (Continued)

The ultimate realization of deferred tax assets is dependent upon future generation of income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers projected future income and tax planning strategies in making this assessment. In addition, management considers all other available positive and negative evidence in its analysis, including existing profits in foreign jurisdictions as well as projected future foreign profits. As of January 2, 2026, the Company determined that it is more likely than not that the deferred tax assets of its foreign subsidiaries will be realized based on projected future taxable income and cumulative income over the most recent three-year period. As of January 2, 2026, the Company has incurred cumulative losses in its U.S. operation over the most recent three-year period. Based on the weight of available positive and negative evidence, management concluded that it is more likely than not that the deferred tax assets related to its U.S. operation will not be realized. Accordingly, the Company has maintained a full valuation allowance against its U.S. deferred tax assets.

The deferred tax asset valuation allowance activity was as follows (in thousands):

	Years Ended
	2025	2024	2023
Balance at beginning of period	$(46,804)	$(42,744)	$(46,977)
Release (recapture) due to incremental cash tax savings	—	(4,456)	(3,318)
Current year change due to deferred tax asset realization	(7,752)	396	7,551
Balance at end of period	$(54,556)	$(46,804)	$(42,744)

As of January 2, 2026, the Company had U.S. net operating loss (“NOL”) carryforwards consisting of the following (in thousands):

	2025	Expiration Date
Pre-2018 federal NOL carryforwards	$41,996	will begin to expire in 2027
Post-2018 federal NOL carryforwards	124,895	indefinite
State NOL carryforwards	56,265	will begin to expire in 2026

As of January 2, 2026, the Company had U.S. tax credit carryforwards consisting of the following (in thousands):

	2025	Expiration Date
Federal credit carryforwards	$1,994	will begin to expire in 2030
State research tax credit carryforwards	1,012	indefinite
Federal foreign tax credit carryforwards	2,013	will begin to expire in 2028

The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following tax years remain subject to examination:

Significant jurisdictions	Open Years
U.S. Federal	2022 – 2024
U.S. States	2021 – 2024
Foreign	2021 – 2024

In various jurisdictions, years prior to 2021 remain open solely for the purposes of examination of the Company’s NOL and credit carryforwards.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Income Taxes (Continued)

Income Taxes Paid

The income taxes paid, net of refunds received, was as follows (in thousands):

Year Ended
2025
U.S. federal	$—
State and local	25
Foreign
Switzerland	5,104
Japan	1,036
China	1,344
Other	321
Net income taxes paid	$7,830

The amount of income taxes paid, net of refunds received, for fiscal years ended 2024 and 2023 were $10,945,000 and $2,759,000, respectively.

Tax Holiday

The Company operates under a tax holiday in Switzerland from 2020 through 2029, which consists of two consecutive five year periods: 2020 – 2024 and 2025 – 2029. The tax holiday is conditional upon the Company meeting specific activity and investment requirements as outlined by the Swiss Tax Authorities. The impact of this tax holiday is as follows (in thousands, except per share amounts):

	Years Ended
	2025	2024	2023
Tax impact related to tax holidays	$(1,894)	$4,466	$8,683
Impact of tax holidays on diluted earnings (loss) per share	$(0.04)	$0.09	$0.17

Uncertain Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest, are included in other current liabilities as income taxes payable, is as follows (in thousands):

	Years Ended
	2025	2024
Balance at beginning of period	$910	$—
Increases (decreases) - tax positions in prior period	(220)	910
Increases (decreases) - tax positions in current period	—	—
Cash settlement	(690)	—
Balance at end of period	$—	$910

Interest expense, included in other current liabilities on the Consolidated Balance Sheet, was $0 and $540,000 for January 2, 2026 and December 27, 2024, respectively. There were no uncertain tax positions in 2023.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Employee Benefit Plans

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

The following table shows the changes in the benefit obligation and plan assets and the Swiss Plan’s funded status (in thousands):

	2025	2024
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$24,045	$21,965
Service cost	1,689	1,233
Interest cost	247	340
Participant contributions	1,155	979
Benefits deposited (paid)	(1,474)	(851)
Actuarial (gain) loss	1,866	692
Prior service credit	(118)	(313)
Projected benefit obligation, end of period	$27,410	$24,045
Change in Plan Assets:
Plan assets at fair value, beginning of period	$17,690	$17,381
Actual return on plan assets (including foreign currency impact)	2,762	(942)
Employer contributions	1,320	1,123
Participant contributions	1,155	979
Benefits deposited (paid)	(1,474)	(851)
Plan assets at fair value, end of period	$21,453	$17,690
Funded status (pension liability), end of year(1)	$(5,957)	$(6,355)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial loss on plan assets	$618	$(1,364)
Actuarial loss on benefit obligation	(7,650)	(5,997)
Actuarial gain recognized in current year	2,217	1,952
Prior service credit	1,155	1,242
Effect of curtailments	609	610
Accumulated other comprehensive loss	$(3,051)	$(3,557)
Accumulated benefit obligation at year end	$(25,771)	$(22,540)

(1) The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Employee Benefit Plans (Continued)

Defined Benefit Plan – Switzerland (Continued)

Net periodic pension cost associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2025	2024	2023
Service cost(1)	$1,689	$1,233	$916
Interest cost(2)	247	340	413
Expected return on plan assets(2)	(546)	(540)	(452)
Prior service credit(2),(3)	(211)	(179)	(179)
Actuarial loss recognized in current period(2),(3)	302	117	—
Net periodic pension cost	$1,481	$971	$698

(1) Recognized in selling general and administrative expenses on the Consolidated Statements of Operations.

(2) Recognized in other income, net, on the Consolidated Statements of Operations.

(3) Amounts reclassified from accumulated other comprehensive income (loss).

Changes in other comprehensive income (loss), net of tax, associated with the Swiss Plan included the following components (in thousands):

	Years Ended
	2025	2024	2023
Current year actuarial gain (loss) on plan assets	$1,982	$(1,326)	$1,316
Current year actuarial gain (loss) on benefit obligation	(1,653)	(619)	(4,847)
Actuarial gain recorded in current year	265	103	2
Prior service credit	(87)	120	(161)
Effect of curtailments	(1)	—	—
Change in other comprehensive gain (loss)	$506	$(1,722)	$(3,690)

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Swiss Plan were calculated using the following assumptions:

	2025	2024
Discount rate	1.3%	1.0%
Salary increases	2.5%	2.5%
Expected return on plan assets	3.0%	3.0%
Expected average remaining working lives in years	9.7	9.8

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

Note 11 — Employee Benefit Plans (Continued)

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

The table below sets forth the fair value of Plan assets at January 2, 2026 and December 27, 2024, and the related activity in years ended 2025 and 2024 (in thousands):

Insurance Contracts (Level 3)
Ending balance at December 29, 2023	$17,381
Actual return on plan assets	(942)
Purchases, sales, and settlement	1,251
Ending balance at December 27, 2024	$17,690
Actual return on plan assets	2,762
Purchases, sales, and settlement	1,001
Ending balance at January 2, 2026	$21,453

During fiscal year 2026, the Company expects to make cash contributions totaling approximately $1,387,000 to the Swiss Plan.

The estimated future benefit payments for the Swiss Plan are as follows (in thousands):

Year Ended	Amount
2026	$93
2027	122
2028	3,976
2029	641
2030	316
Thereafter	809
Total	$5,957

Defined Benefit Plan – Japan

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Employee Benefit Plans (Continued)

Defined Benefit Plan – Japan (Continued)

The funded status of the benefit plan was as follows (in thousands):

	2025	2024
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$382	$471
Service cost	56	56
Interest cost	4	3
Actuarial (gain) loss	8	(40)
Benefits paid	(33)	(60)
Foreign exchange adjustment	1	(48)
Projected benefit obligation, end of period	$418	$382
Change in Plan Assets:
Plan assets at fair value, beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Distribution of plan assets	—	—
Foreign exchange adjustment	—	—
Plan assets at fair value, end of period	$—	$—
Funded status (pension liability), end of year(1)	$(418)	$(382)
Amount Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial loss	$(25)	$(25)
Prior service cost	3	3
Settlement	(103)	(102)
Curtailment	(2)	(2)
Net gain	180	193
Accumulated other comprehensive income	$53	$67
Accumulated benefit obligation at year end	$(403)	$(368)

(1) The underfunded balance was included in pension liability on the Consolidated Balance Sheets.

Net periodic pension cost associated with the Japan Plan included the following components (in thousands):

	Years Ended
	2025	2024	2023
Service cost(1)	$56	$56	$60
Interest cost(2)	4	3	3
Prior service credit(2),(3)	(13)	(5)	(14)
Settlement gain(2),(3)	—	(10)	(160)
Curtailment gain(2),(3)	—	—	(4)
Net periodic pension cost	$47	$44	$(115)

(1) Recognized in selling general and administrative expenses on the Consolidated Statements of Operations.

(2) Recognized in other income, net, on the Consolidated Statements of Operations.

(3) Amounts reclassified from accumulated other comprehensive income (loss).

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Employee Benefit Plans (Continued)

Defined Benefit Plan – Japan (Continued)

Changes in other comprehensive income (loss), net of tax, associated with the Japan Plan include the following components (in thousands):

	Years Ended
	2025	2024	2023
Amortization of actuarial loss	$—	$3	$2
Prior service cost	—	—	(1)
Actuarial income (loss) recorded in current year	(13)	4	(21)
Settlement	(1)	4	(106)
Curtailment loss	—	—	(2)
Change in other comprehensive income (loss)	$(14)	$11	$(128)

Net periodic pension cost and projected and accumulated pension obligation for the Company’s Japan Plan were calculated using the following assumptions:

	2025	2024
Discount rate	1.6%	0.9%
Salary increases	5.0%	5.0%
Expected return on plan assets	N/A	N/A
Expected average remaining working lives in years	4.4	4.9

The discount rates are based on the yield curve of corporate bonds rated AA or higher. The salary increase average rate was based on the Company’s best estimate of future increases over time.

The estimated future benefit payments for the Japan Plan are as follows (in thousands):

Year Ended	Amount
2026	$55
2027	52
2028	63
2029	113
2030	48
Thereafter	87
Total	$418

Defined Contribution Plan

The Company has a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of qualified employees in the U.S. During the year ended January 2, 2026, employees who participate may elect to make salary deferral contributions to the 401(k) Plan up to $23,500 of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations (with a $7,500 annual catch-up contribution permitted for those over 50 years old). The Company’s contribution percentage is 80% of the employee’s contribution up to the first 6% of the employee’s compensation. In addition, STAAR may make a discretionary contribution to qualified employees, in accordance with the 401(k) Plan. The Company’s contributions, net of forfeitures, to the 401(k) Plan were as follows (in thousands):

	Years Ended
	2025	2024	2023
Employer contributions, net of forfeitures	$2,770	$3,379	$2,720

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, RSUs, PSUs and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of January 2, 2026, the Company had outstanding grants of stock options, RSUs and PSUs.

Stock options granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board, and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 15, 2023, the Company’s stockholders approved a proposal to increase the number of shares that may be issued pursuant to stock-based awards granted under the Equity Plan, which increased the share pool by 2,170,000 shares. On June 19, 2024, the Company’s stockholders approved a proposal to increase the number of shares that may be issued pursuant to stock-based awards granted under the Equity Plan, which increased the share pool by 2,600,000 shares. As a result of such increases, a total of 22,805,000 shares may be issued pursuant to stock-based awards granted under the Equity Plan. As of January 2, 2026, there were 1,310,727 shares available for grants of stock-based awards under the Equity Plan.

Stock-Based Compensation

The following table represents the fair value of stock-based compensation granted during the year ended 2025 (in thousands):

Fair Value
Stock options	$1,214
RSUs	22,560
PSUs	14,463
Total stock-based compensation expense	$38,237

The Company recorded stock-based compensation expense by award as follows (in thousands):

	Years Ended
	2025	2024	2023
Employee stock options	$7,190	$13,824	$12,842
Restricted stock	302	512	548
RSUs	13,382	11,623	7,213
PSUs	7,645	568	1,270
Nonemployee stock options	553	567	869
Nonemployee RSUs	1,516	116	774
Total stock-based compensation expense	$30,588	$27,210	$23,516

The Company recorded stock-based compensation expense in the following categories (in thousands):

	Years Ended
	2025	2024	2023
Cost of sales	$665	$1,192	$716
General and administrative	17,615	14,122	12,125
Selling and marketing	5,306	4,583	4,083
Research and development	7,002	7,313	6,592
Total stock-based compensation expense, net	30,588	27,210	23,516
Amounts capitalized as part of inventory	702	1,408	1,672
Total stock-based compensation expense, gross	$31,290	$28,618	$25,188

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

As of January 2, 2026, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Equity Plan were as follows (in thousands):

2025
Stock options	$5,068
Restricted stock, RSUs and PSUs	26,848
Total unrecognized stock-based compensation cost	$31,916

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

	Years Ended
	2025	2024	2023
Expected dividend yield	0%	0%	0%
Expected volatility	60%	59%	60%
Risk-free interest rate	4.07%	4.17%	3.98%
Expected term (in years)	5.05	5.29	5.05

Stock Options

A summary of stock option activity under the Equity Plan for the year ended January 2, 2026 was as follows:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 27, 2024	2,808	$45.72
Granted	121	18.22
Exercised	(221)	15.66
Forfeited or expired	(992)	50.48
Outstanding at January 2, 2026	1,716	$44.85	6.13	$2,263
Exercisable at January 2, 2026	1,370	$48.02	5.53	$1,604

A summary of unvested stock options activity under the Equity Plan for the year ended January 2, 2026 was as follows:

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Stockholders’ Equity (Continued)

Stock Options (Continued)

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Unvested at December 27, 2024	982	$23.62
Granted	121	10.04
Forfeited or expired	(370)	24.42
Vested	(387)	24.13
Unvested at January 2, 2026	346	$17.90

The weighted average grant date fair value of stock options granted under the Equity Plan and the total intrinsic value of stock options exercised were as follows:

	Years Ended
	2025	2024	2023
Weighted-average grant-date fair value	$10.04	$21.12	$28.36
Intrinsic value of options exercised (in thousands)	$2,027	$4,150	$17,041

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of restricted stock, RSU and PSU activity under the Equity Plan for the year ended January 2, 2026 was as follows:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Units (in 000’s)	Weighted-Average Grant-Date Fair Value	Units (in 000’s)	Weighted-Average Grant-Date Fair Value	Units (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at December 27, 2024	16	$40.11	695	$43.33	406	$39.99
Granted	—	—	1,281	17.61	849	17.04
Vested	(16)	40.11	(321)	42.41	(20)	74.80
Forfeited	—	—	(196)	33.48	(433)	35.93
Outstanding at January 2, 2026	—	$—	1,459	$22.29	802	$17.04

The weighted average grant date fair value of restricted stock, RSU and PSU awards granted under the Equity Plan and the total fair value of awards vested were as follows:

	Years Ended
	2025	2024	2023
Weighted-average grant-date fair value	$17.38	$37.73	$52.98
Fair value of awards vested (in thousands)	$7,280	$6,283	$7,715

Share Repurchase Program

In May 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock. Under the program, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, by making block purchases, and/or pursuant to Rule 10b5-1 trading plans. The timing, manner, price, and amount of any repurchases under the program will be determined by the Company in its discretion, subject to market conditions, legal requirements, and other considerations. The Company is not obligated to repurchase any specific number of shares, and the program may be modified, suspended, or discontinued at any time, without prior notice. During fiscal 2025 the Company purchased 375,630 shares, for an aggregate of $6,461,000, pursuant to its share repurchase program. As of January 2, 2026, $23,539,000 remained available for repurchases pursuant to the program.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 — Commitments and Contingencies

Asset Retirement Obligation

The Company recorded certain Asset Retirement Obligations (“ARO”), in connection with the Company’s obligation to return its Japan facility to its “original condition,” as defined in the lease agreements. The Company has recorded approximately $45,000 and $42,000, representing the fair value of the ARO liability obligations in noncurrent liabilities at January 2, 2026 and December 27, 2024, respectively. These leases expire in 2027 and 2029.

Open Purchase Orders

As of January 2, 2026, there were open purchase orders of $18,069,000.

Severance Paid

For fiscal year 2025, see Notes 1 – Organization and Description of Business and Accounting Policies – Restructuring, Impairment and Related Charges and 8 – Other Current Liabilities to the Consolidated Financial Statements. For fiscal year 2023, the Company recognized expense of $1,392,000 for one-time employee benefits paid to certain employees in STAAR Japan who worked primarily in cataract IOL sales. These one-time employee benefits were recognized in general and administrative expense on the Consolidated Statements of Operations.

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

Executive Agreements

The Company has entered into agreements with certain of its executives that provide for severance payments and benefits upon termination of employment by the Company without “cause” or by the executive for “good reason” as defined in the applicable agreements. Certain executives are also party to agreements that provide for enhanced payments and benefits in connection with a termination of employment upon a “change in control.”

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

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 — Related Party Transactions

The Company has made various advances to certain non-executive employees. Amounts due from employees are included in prepayments, deposits, and other current assets were as follows (in thousands):

	2025	2024
Due from employees	$301	$3

Note 15 — Supplemental Disclosure of Cash Flow Information

The Company’s non-cash investing and financing activities, and cash paid were as follows (in thousands):

	Years Ended
	2025	2024	2023
Non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$369	$3,118	$2,768
Cash paid:
Interest	$122	$87	$75

See Note 10 – Income Taxes, for cash paid for income taxes.

Note 16 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Years Ended
	2025	2024	2023
Numerator:
Net income (loss)	$(80,448)	$(20,208)	$21,347
Denominator:
Weighted average common shares outstanding	49,568	49,125	48,523
Weighted average common shares outstanding for basic	49,568	49,125	48,523
Dilutive potential common stock outstanding:
Stock options	—	—	813
Unvested restricted stock	—	—	3
RSUs	—	—	56
PSUs	—	—	32
Weighted average common shares outstanding for diluted	49,568	49,125	49,427
Net income (loss) per share:
Basic	$(1.62)	$(0.41)	$0.44
Diluted	$(1.62)	$(0.41)	$0.43

Because the Company had a net loss for 2025 and 2024, the number of diluted shares is equal to the number of basic shares. The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, RSUs and PSUs with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Years Ended
	2025	2024	2023
Stock options	5,253	4,166	2,073
Restricted stock, RSUs and PSUs	778	212	32
Total	6,031	4,378	2,105

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 — Disaggregation of Revenues, Geographic Sales and Product Sales

100% of the Company’s sales are generated from the ophthalmic surgical product segment and the chief operating decision maker makes operating decisions and allocates resources based upon the consolidated operating results, and therefore the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are Implantable Collamer Lenses (“ICLs”) used in refractive surgery. Historically the Company marketed and sold cataract intraocular lenses (“IOLs”) and related injectors and injector parts. The Company phased out sales of such products in fiscal 2023, and no longer intends to sell any such products. The composition of the Company’s net sales is primarily related to ICL sales. Net sales include sales of delivery systems and normal recurring sales adjustments such as sales return allowances, and for fiscal year 2023, IOL sales. In the following tables, sales are disaggregated by category and sales by geographic market data.

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

	Years Ended
	2025	2024	2023
Non-consignment sales	$178,992	$293,573	$301,163
Consignment sales	60,450	20,328	21,252
Total net sales	$239,442	$313,901	$322,415

In April 2025, in order to mitigate potential financial exposure from tariffs imposed by China, the Company negotiated and implemented consignment agreements with its two distributors in China and delivered consigned inventory to its distributors in advance of the implementation of tariffs and delivered additional consignment inventory throughout fiscal 2025. As consigned inventory in China is purchased by the Company’s distributors, revenue associated with such consigned inventory will be recorded as consignment sales. China consignment sales for fiscal 2025 were $43,534,000.

The Company’s product is marketed and sold in more than 85 countries and its product is manufactured in the United States and Switzerland. Sales are attributed to countries based on location of customers. During 2025, the presentation of immaterial amounts related to normal recurring sales adjustments previously presented in foreign other sales are presented in the countries these normal recurring sales adjustments are attributable to. Prior period amounts have been conformed to current presentation in the following table. The composition of the Company’s net sales to unaffiliated customers was as follows (in thousands):

	Years Ended
	2025	2024	2023
Domestic	$22,558	$19,896	$17,221
Foreign:
China(1)	77,781	162,287	184,569
Japan	45,265	41,814	38,468
Other(2)	93,838	89,904	82,157
Total foreign sales	216,884	294,005	305,194
Total net sales	$239,442	$313,901	$322,415

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

Note 18 — Geographic Assets

The Company’s long-lived assets are located in the following geographical locations in which the Company operates. Other than the U.S. and Switzerland, no other geographic location exceeds 10% of each category of long-lived assets. The composition of the Company’s long-lived assets was as follows (in thousands):

	2025
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$55,621	$17,311	$391	$73,323
Operating lease ROU assets, net	21,454	5,346	2,809	29,609
Cloud-based software	30,700	—	—	30,700
Total	$107,775	$22,657	$3,200	$133,632

	2024
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$68,318	$16,084	$487	$84,889
Finance lease ROU assets, net	37	—	—	37
Operating lease ROU assets, net	27,754	6,414	2,682	36,850
Cloud-based software	15,763	—	—	15,763
Total	$111,872	$22,498	$3,169	$137,539

(1) No other location individually exceeds 10% of each category of long-lived assets.

Note 19 — Subsequent Events

On January 6, 2026, the Company held a special meeting of stockholders (the “Special Meeting”) to vote on the Merger with Alcon. At the Special Meeting, the Company’s stockholders voted against the Merger, and the Merger Agreement was terminated in accordance with its terms effective January 6, 2026. None of the Company, Alcon or Merger Sub was required to pay any termination fee as a result of the termination of the Merger Agreement, and the parties are responsible for their respective costs and expenses related to the Merger Agreement and the transactions contemplated thereby.

Following the termination of the Merger Agreement, on January 14, 2026, the Company entered into a letter agreement (the “Cooperation Agreement”) with Broadwood Partners, L.P. and its affiliates (“Broadwood”), the Company’s largest stockholder. Pursuant to the Cooperation Agreement, the Company increased the size of the Board of Directors of the Company (the “Board”) from six to seven directors, accepted the resignations of Stephen C. Farrell and Elizabeth Yeu, M.D. from the Board, and appointed each of Neal C. Bradsher, Richard T. LeBuhn and Christopher Min Fang Wang (each a “New Director”) to the Board. Additionally, the Company agreed that the Board will nominate each of the New Directors as a candidate for election as a director at the 2026 annual meeting of stockholders of the Company and that the size of the Board until the conclusion of the 2027 annual meeting of stockholders of the Company will not exceed seven directors.

In connection with the Company’s entry into the Cooperation Agreement, Mr. Farrell entered into a letter agreement with the Company, dated as of January 14, 2026 (the “Letter Agreement”), that provided for Mr. Farrell’s resignation from the Board and the termination of Mr. Farrell’s employment as Chief Executive Officer. Mr. Farrell’s termination of employment was effective as of January 31, 2026, and was treated as a termination by the Company without cause for all purposes. Mr. Farrell has agreed to provide consulting services to the Company for a period of one year, for which Mr. Farrell will receive consulting fees of $45,000 per month. The Letter Agreement provides that, in accordance with Mr. Farrell’s Employment Agreement with the Company, dated as of February 26, 2025 (the “Employment Agreement”), Mr. Farrell will be eligible to receive certain Accrued Benefits and Severance Benefits (as each such term is defined in the Employment Agreement), and that Mr. Farrell’s unvested RSUs and PSUs will continue to be earned, vest and be settled during the one-year consulting period.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 — Subsequent Events (Continued)

The Cooperation Agreement also provided for the reimbursement to Broadwood, Yunqi Capital and Defender Capital of certain reasonable and documented out-of-pocket fees and expenses they have incurred of approximately $7,000,000. The Company expects to pay such amounts in the first quarter of fiscal 2026.

On January 15, 2026, Mr. Bradsher was elected as Board Chair, to serve in accordance with the Company’s amended and restated bylaws.

On February 1, 2026, the Company appointed Warren Foust and Deborah Andrews as interim Co-Chief Executive Officers, effective February 1, 2026. The Company has established a Search Committee of the Board, which has initiated a global search for the Company’s next Chief Executive Officer, including both internal and external candidates.

STAAR SURGICAL COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C - Additions		Column D	Column E
Description	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at End of Year
	(in thousands)
2025
Allowance for credit losses	$32	$71	$—	$20	$83
Sales return reserve	6,579	24,644	—	21,024	10,199
Deferred tax asset valuation allowance	46,804	—	—	(7,752)	54,556
	$53,415	$24,715	$—	$13,292	$64,838
2024
Allowance for credit losses	$191	$9	$—	$168	$32
Sales return reserve	6,174	17,754	—	17,349	6,579
Deferred tax asset valuation allowance	42,744	4,456	—	396	46,804
	$49,109	$22,219	$—	$17,913	$53,415
2023
Allowance for credit losses	$20	$171	$—	$—	$191
Sales return reserve	5,706	15,967	—	15,499	6,174
Deferred tax asset valuation allowance	46,977	3,318	—	7,551	42,744
	$52,703	$19,456	$—	$23,050	$49,109