Form 10-Q
period 2026-04-03
STAAR SURGICAL CO
filed 2026-05-13
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2026

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

The registrant has 49,788,495 shares of common stock, par value $0.01 per share, outstanding as of May 8, 2026.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	April 3, 2026	January 2, 2026
ASSETS
Current assets:
Cash and cash equivalents	$131,864	$153,150
Investments available for sale (amortized cost basis of $32,028 and $34,385 at April 3, 2026 and January 2, 2026, respectively)	32,025	34,386
Accounts receivable trade, net of allowance for credit losses of $799 and $83 at April 3, 2026 and January 2, 2026, respectively	81,172	50,064
Inventories, net	49,784	55,496
Prepayments, deposits and other current assets	17,553	18,449
Total current assets	312,398	311,545
Property, plant and equipment, net	71,738	73,323
Operating lease right-of-use assets, net	28,572	29,609
Cloud-based software	34,265	30,700
Goodwill	1,786	1,786
Deferred income taxes	1,088	3,365
Other assets	1,271	1,350
Total assets	$451,118	$451,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,696	$11,574
Obligations under operating leases	6,102	5,872
Allowance for sales returns	13,190	10,199
Other current liabilities	33,006	40,859
Total current liabilities	60,994	68,504
Obligations under operating leases	31,189	32,481
Asset retirement obligations	44	45
Deferred rent	89	89
Pension liability	6,436	6,375
Total liabilities	98,752	107,494
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 50,156 shares issued and 49,780 shares outstanding at April 3, 2026 and 49,779 shares issued and 49,403 outstanding at January 2, 2026	502	498
Additional paid-in capital	507,921	504,682
Treasury stock, 376 and 376 shares at April 3, 2026 and January 2, 2026, respectively	(6,461)	(6,461)
Accumulated other comprehensive loss	(6,778)	(6,511)
Accumulated deficit	(142,818)	(148,024)
Total stockholders’ equity	352,366	344,184
Total liabilities and stockholders’ equity	$451,118	$451,678

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 3, 2026	March 28, 2025
Net sales	$93,522	$42,589
Cost of sales	24,663	14,584
Gross profit	68,859	28,005
Selling, general and administrative expenses:
General and administrative	17,022	24,458
Selling and marketing	24,509	26,945
Research and development	9,925	11,339
Merger transaction and related costs	6,743	—
Restructuring, impairment and related charges	2,681	22,664
Total selling, general and administrative expenses	60,880	85,406
Operating income (loss)	7,979	(57,401)
Other income (expense), net:
Interest income, net	907	1,366
Gain (loss) on foreign currency transactions	(1,111)	1,418
Other income, net	443	131
Total other income, net	239	2,915
Income (loss) before income taxes	8,218	(54,486)
Provision (benefit) for income taxes	3,012	(275)
Net income (loss)	$5,206	$(54,211)
Net income (loss) per share:
Basic	$0.10	$(1.10)
Diluted	$0.10	$(1.10)
Weighted average shares outstanding:
Basic	49,908	49,344
Diluted	50,900	49,344

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2026	March 28, 2025
Net income (loss)	$5,206	$(54,211)
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(43)	950
Reclassification into other income (expense), net	(6)	16
Investments available for sale:
Change in unrealized gain (loss)	(5)	(1)
Foreign currency translation gain (loss)	(321)	801
Tax effect	108	(339)
Other comprehensive income (loss), net of tax	(267)	1,427
Comprehensive income (loss)	$4,939	$(52,784)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
Balance, at January 2, 2026	49,779	$498	$504,682	(376)	$(6,461)	$(6,511)	$(148,024)	$344,184
Net income	—	—	—	—	—	—	5,206	5,206
Other comprehensive loss	—	—	—	—	—	(267)	—	(267)
Common stock issued upon exercise of options	20	—	170	—	—	—	—	170
Stock-based compensation	—	—	4,936	—	—	—	—	4,936
Repurchase of employee common stock for taxes withheld	(96)	—	(1,867)	—	—	—	—	(1,867)
Vested restricted and performance stock units	453	4	—	—	—	—	—	4
Balance, at April 3, 2026	50,156	$502	$507,921	(376)	$(6,461)	$(6,778)	$(142,818)	$352,366

Balance, at December 27, 2024	49,294	$493	$471,449	—	$—	$(7,031)	$(67,576)	$397,335
Net loss	—	—	—	—	—	—	(54,211)	(54,211)
Other comprehensive income	—	—	—	—	—	1,427	—	1,427
Common stock issued upon exercise of options	52	1	375	—	—	—	—	376
Stock-based compensation	—	—	6,327	—	—	—	—	6,327
Repurchase of employee common stock for taxes withheld	(66)	—	(1,283)	—	—	—	—	(1,283)
Vested restricted and performance stock units	243	1	—	—	—	—	—	1
Balance, at March 28, 2025	49,523	$495	$476,868	—	$—	$(5,604)	$(121,787)	$349,972

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities:
Net income (loss)	$5,206	$(54,211)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant, and equipment	2,107	2,337
Amortization of cloud-based software	104	53
Non-cash operating lease expense	857	1,028
Impairment of fixed assets and operating lease right-of-use assets	—	13,216
Accretion/Amortization of investments available for sale	(232)	(129)
Deferred income taxes	2,810	(1,029)
Change in net pension liability	31	(2,457)
Stock-based compensation expense	4,823	6,015
Provision for sales returns and credit losses	3,712	(910)
Inventory provision	1,575	2,031
Changes in working capital:
Accounts receivable	(31,921)	38,170
Inventories	4,088	(6,304)
Prepayments, deposits, and other assets	353	305
Cloud-based software	(3,668)	(2,167)
Accounts payable	(2,957)	(5,961)
Other current and non-current liabilities	(8,583)	4,279
Net cash used in operating activities	(21,695)	(5,734)
Cash flows from investing activities:
Acquisition of property and equipment	(443)	(1,468)
Purchase of investments available for sale	(4,519)	(14,691)
Proceeds from maturity of investments available for sale	5,459	51,148
Proceeds from sale of investments available for sale	1,650	362
Net cash provided by investing activities	2,147	35,351
Cash flows from financing activities:
Repayment of finance lease obligations	—	(42)
Repurchase of employee common stock for taxes withheld	(1,867)	(1,283)
Proceeds from the exercise of stock options	170	376
Proceeds from vested restricted and performance stock units	4	1
Net cash used in financing activities	(1,693)	(948)
Effect of exchange rate changes on cash and cash equivalents	(45)	286
Increase (decrease) in cash and cash equivalents	(21,286)	28,955
Cash and cash equivalents, at beginning of the year	153,150	144,159
Cash and cash equivalents, at end of the period	$131,864	$173,114

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

STAAR Surgical Company, a Delaware corporation, was first incorporated in 1982, and together with its subsidiaries designs, develops, manufactures, and sells implantable lenses for the eye and accessory delivery systems used to deliver the lenses into the eye. The accompanying Condensed Consolidated Financial Statements present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations, certain information and footnote disclosures normally included in the Comprehensive Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of January 2, 2026 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2026.

The Condensed Consolidated Financial Statements for the three months ended April 3, 2026 and March 28, 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended April 3, 2026 and March 28, 2025, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Reclassifications

The Company reclassified certain personnel costs including salary-related and payroll tax expenses, bonus and stock-based compensation related expenses and travel related expenses previously included in research and development to selling and marketing. These costs support internal and external training and education of the Company’s existing products, and as such, the Company determined that classification of these costs in selling and marketing better reflects the nature of the costs and financial performance of the Company as it operates. The Company has made certain reclassification adjustments to conform prior period amounts to current presentation, which include reclassification adjustments between Research and development expenses and Selling and marketing expenses on its Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 28, 2025
	Prior Presentation	Reclassification	New Presentation
Selling and marketing	$24,621	$2,324	$26,945
Research and development	13,663	(2,324)	11,339

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

Additionally, non-cash lease expense is now presented on its own line in the Company’s Condensed Consolidated Statements of Cash Flows instead of combined with the changes in other current and non-current liabilities as follows (in thousands):

	Three Months Ended March 28, 2025
	Prior Presentation	Reclassification	New Presentation
Non-cash operating lease expense	$—	$1,028	$1,028
Other current and non-current liabilities	5,307	(1,028)	4,279

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Net cash used in operating activities presented in the Condensed Consolidated Statements of Cash Flows was not affected by this change in presentation.

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Restructuring, Impairment and Related Charges

In the first half of 2025, the Company took a number of steps to change its leadership team, realign its leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. In addition, as a result of the termination of the Agreement and Plan of Merger (the “Merger Agreement” with Alcon Research, LLC, a Delaware limited liability company (“Alcon”) in January 2026 and the entry into a letter agreement (the “Cooperation Agreement”) with Broadwood Partners, L.P. and its affiliates (“Broadwood”), the Company incurred additional restructuring related charges due to leadership realignment. Restructuring, impairment and related charges were as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Severance and reduction in workforce(1)	$1,614	$8,808
Consulting expenses	1,067	639
Impairment on leasehold improvements and machinery and equipment(2)	—	7,059
Impairment on real property right-of-use assets(3)	—	3,407
Impairment on internally developed software(2)	—	2,751
	$2,681	$22,664

(1)
See also Note 7 – Other Current Liabilities
(2)
The Company will no longer be using these assets, see Note 5 – Property, Plant and Equipment.
(3)
The Company is actively pursuing subleasing opportunities, see Note 8 – Operating Leases.

Merger Transactions and Related Costs

In connection with the proposed merger with Alcon and the Cooperation Agreement, the Company incurred professional service expenses of $6,743,000 for the three months ended April 3, 2026. The Cooperation Agreement provided for the reimbursement of certain reasonable out-of-pocket fees and expenses to Broadwood, Yunqi Capital and Defender Capital related to the merger with Alcon. See Note 16 – Related Party Transactions.

Vendor Concentration

There were three vendors and two vendors that accounted for over 60% and 30%, respectively, of the Company’s consolidated accounts payable as of April 3, 2026 and January 2, 2026, respectively.

Segment Reporting

The Company’s chief operating decision maker (“CODM”) has been identified as the Co-Chief Executive Officers. The Company’s CODM manages and allocates resources to the operations of the Company on a consolidated basis. The CODM assesses performance by comparing actual results to forecasts and decides how to allocate resources, i.e., headcount and compensation, based on net income or on operating results, if a net loss. Significant segment expenses are consistent with those presented on the Condensed Consolidated Statements of Operations.

The measure of segment assets is reported on the balance sheet as total consolidated assets and the expenditures for additions to long-lived assets, and depreciation and amortization expense is consistent with those presented on the Condensed Statement of Cash Flows.

See Note 14 – Disaggregation of Sales, Geographic Sales and Product Sales and Note 15 – Geographic Assets for specific information regarding the Company’s sales and long-lived assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure also would include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company adopted the annual disclosure requirements of ASU 2024-03 at the beginning of fiscal year 2026 and will adopt the interim disclosure requirement beginning in fiscal year 2027. The Company is currently evaluating the annual disclosure requirements and its effect on its annual report for fiscal year 2026.

Note 2 — Investments Available for Sale

Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	April 3, 2026
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$11,525	$—	$(2)	$11,523	$—	$11,523
Certificates of deposit	1,549	1	—	1,550	—	1,550
U.S. Treasury securities	999	—	—	999	999	—
Corporate debt securities	17,955	2	(4)	17,953	—	17,953
Total investments AFS	$32,028	$3	$(6)	$32,025	$999	$31,026

	January 2, 2026
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$14,682	$1	$(1)	$14,682	$—	$14,682
Certificates of deposit	816	—	—	816	—	816
U.S. Treasury securities	990	—	—	990	990	—
Corporate debt securities	17,897	3	(2)	17,898	—	17,898
Total investments AFS	$34,385	$4	$(3)	$34,386	$990	$33,396

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

The Company assessed each debt security in a gross unrealized loss position to determine whether the decline in fair value below amortized cost was a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the debt security, the Company’s intent to sell and whether it is more-likely-than-not that the Company will not be required to sell the debt security before the recovery of the amortized cost basis. There has been no allowance for expected credit losses recorded for the three months ended April 3, 2026 and March 28, 2025.

The following table shows the fair value of investments AFS by contractual maturity (in thousands):

	As of April 3, 2026
	Within one year	After one year through five years	Total
Commercial paper	$11,523	$—	$11,523
Certificates of deposit	1,550	—	1,550
U.S. Treasury securities	999	—	999
Corporate debt securities	17,953	—	17,953
Total investments AFS	$32,025	$—	$32,025

During the three months ended April 3, 2026, several of the Company’s investments AFS with an aggregate fair value of $1,650,000 was subject to early redemption. The Company recognized a gain of less than $1,000 for the three months ended April 3, 2026. During the three months ended March 28, 2025, one of the Company’s investments AFS with an aggregate fair value of $362,000 was subject to early redemption. The Company recognized a gain of less than $1,000 for the three months ended March 28, 2025.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	April 3, 2026	January 2, 2026
Raw materials and purchased parts	$10,718	$10,238
Work in process	6,959	8,514
Finished goods(1)	34,979	39,673
Total inventories, gross	52,656	58,425
Less inventory reserves	(2,872)	(2,929)
Total inventories, net	$49,784	$55,496

(1)
Finished goods inventory includes consigned inventory of $7,146,000 and $9,619,000 for April 3, 2026 and January 2, 2026, respectively. See also Note 14 – Disaggregation of Sales, Geographic Sales and Product Sales to the Condensed Consolidated Financial Statements for further details.

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	April 3, 2026	January 2, 2026
Prepayments and deposits	$6,968	$7,965
Prepaid insurance	2,575	3,269
Prepaid income taxes	785	1,917
Value added tax (VAT) receivable	4,522	4,242
BVG (Swiss Pension) prepayment	1,852	—
Other(1)	851	1,056
Total prepayments, deposits and other current assets	$17,553	$18,449

(1)
No individual category in “Other” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	April 3, 2026	January 2, 2026
Machinery and equipment	$49,014	$45,137
Computer equipment and software	10,485	10,525
Furniture and fixtures	7,462	7,483
Leasehold improvements	24,475	19,403
Construction in process	21,872	30,340
Total property, plant and equipment, gross	113,308	112,888
Less accumulated depreciation	(41,570)	(39,565)
Total property, plant and equipment, net	$71,738	$73,323

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, during the three months ended March 28, 2025, the Company recognized fixed asset impairment expense of $7,059,000 primarily on leasehold improvements and machinery and equipment as the Company will no longer be using these assets. The Company also recognized impairment of $2,751,000 for internally developed software that the Company will no longer be using as it will transition to a cloud-based software solution. These amounts are recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations.

Construction in process primarily consists of the build out and validation of machinery and equipment.

The Company recorded depreciation expense in the following categories as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Cost of sales	$875	$868
General and administrative	841	1,075
Selling and marketing	182	175
Research and development	209	182
Total depreciation expense	$2,107	$2,300

Note 6 — Cloud-Based Software

The Company capitalized cloud-based software implementation costs related to several systems, including enterprise resource planning and customer relationship management systems, which were placed into service at the beginning of the second quarter of 2026. Capitalized cloud-based software costs, net consisted of the following (in thousands):

	April 3, 2026	January 2, 2026
Capitalized cloud-based software	$35,196	$31,527
Less accumulated amortization	(513)	(409)
Total capitalized cloud-based software, net	$34,683	$31,118

Capitalized cloud-based software included in prepayments, deposits and other current assets	$418	$418
Capitalized cloud-based software included in other assets	$34,265	$30,700

Activity related to cloud-based software was as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Additions to cloud-based software	$3,668	$2,167
Amortization of cloud-based software	104	53
Capitalized software placed into service	—	1,256

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	April 3, 2026	January 2, 2026
Accrued salaries and wages	$11,508	$12,891
Accrued bonuses	3,912	9,424
Severance payable(1)	1,728	894
Marketing obligations	3,158	3,397
Other(2)	12,700	14,253
Total other current liabilities	$33,006	$40,859

(1)
As discussed in Note 1, during the three months ended April 3, 2026, the Company recognized costs in connection with its leadership realignment and related efforts. Of these costs, a total of $1,614,000 was recognized for severance costs related to leadership realignment. This amount is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations. A majority of these severance payments will be paid monthly through mid-2027.
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

	April 3, 2026	January 2, 2026
Machinery and equipment	$813	$773
Computer equipment and software	373	413
Real property	39,095	39,824
Operating lease right-of-use assets, gross	40,281	41,010
Less accumulated depreciation	(11,709)	(11,401)
Operating lease right-of-use assets, net	$28,572	$29,609

Current operating lease obligations	$6,102	$5,872
Long-term operating lease obligations	31,189	32,481
Total operating lease liability	$37,291	$38,353
Weighted-average remaining lease term (in years)	6.5	6.7
Weighted-average discount rate	6.41%	6.33%

As discussed in Note 1, during the three months ended March 28, 2025, the Company recognized impairment on real property right-of-use assets of $3,407,000. The impairment relates to the Company’s decision to exit several of its leased properties, for which the Company has obtained a subtenant for one of its properties and is actively pursuing subleasing the remaining properties. The impairment was determined based on market comparables of similar subleased properties. The impairment is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 — Operating Leases (Continued)

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Operating lease cost	$2,124	$2,149
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	1,982	1,652
Right-of-use assets obtained in exchange for new operating lease liabilities	449	304

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating leases having initial or remaining non-cancelable lease terms more than one year as of April 3, 2026 is as follows (in thousands):

As of April 3, 2026 12 Months Ended	Operating Leases
March 2027	$8,380
March 2028	7,388
March 2029	7,114
March 2030	7,021
March 2031	5,922
Thereafter	11,261
Total future minimum lease payments	47,086
Less amounts representing interest	(9,795)
Total lease liability	$37,291

Note 9 — Income Taxes

The Company recorded an income tax provision (benefit) as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Provision (benefit) for income taxes	$3,012	$(275)

The effective tax rates for the three months ended April 3, 2026 and March 28, 2025 were 36.7% and 0.5%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended April 3, 2026 and March 28, 2025, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

Note 10 — Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Service cost(1)	$456	$404
Interest cost(2)	92	62
Expected return on plan assets(2)	(163)	(135)
Prior service credit(2),(3)	(55)	(53)
Settlement gain(2),(3)	—	(4)
Actuarial loss recognized in current period(2),(3)	49	73
Net periodic pension cost	$379	$347

(1)
Recognized in selling general and administrative expenses on the Condensed Consolidated Statements of Operations.
(2)
Recognized in other income, net on the Condensed Consolidated Statements of Operations.
(3)
Amounts reclassified from accumulated other comprehensive income (loss).

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Defined Benefit Pension Plans (Continued)

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Employer contribution	$353	$265

Note 11 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of April 3, 2026, the Company had outstanding grants of stock options, RSUs and PSUs.

Stock options granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors (the “Board”), and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 19, 2024, stockholders approved a proposal to increase the number of shares under the Equity Plan by 2,600,000 shares, for a total of 22,805,000 shares. As of April 3, 2026, there were 344,635 shares available for grant under the Equity Plan.

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Employee stock options	$1,134	$2,362
Restricted stock	—	157
RSUs	2,278	2,963
PSUs	1,193	396
Nonemployee stock options	103	137
Nonemployee RSUs	115	—
Total stock-based compensation expense	$4,823	$6,015

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Cost of sales	$224	$290
General and administrative	1,653	2,683
Selling and marketing	1,236	1,277
Research and development	1,710	1,765
Total stock-based compensation expense, net	4,823	6,015
Amounts capitalized as part of inventory	113	312
Total stock-based compensation expense, gross	$4,936	$6,327

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

As of April 3, 2026, total unrecognized compensation cost related to non-vested stock-based compensation arrangements were as follows (in thousands):

April 3, 2026
Stock options	$3,499
RSUs and PSUs	32,214
Total unrecognized stock-based compensation cost	$35,713

The cost is expected to be recognized over a weighted-average period of approximately two years.

Assumptions

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of stock options granted is derived from the historical exercises and post-vesting cancellations and represents the period of time that stock options granted are expected to be outstanding. The Company has calculated a 15% estimated forfeiture rate based on historical forfeiture experience. The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

	Three Months Ended
	April 3, 2026	March 28, 2025
Expected dividend yield	0%	0%
Expected volatility	62%	60%
Risk-free interest rate	3.72%	4.33%
Expected term (in years)	4.86	5.05

Stock Options

A summary of stock option activity under the Equity Plan for three months ended April 3, 2026 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 2, 2026	1,716	$44.85
Granted	23	18.46
Exercised	(20)	8.51
Forfeited or expired	(85)	34.50
Outstanding at April 3, 2026	1,634	$45.47	5.79	$1,158
Exercisable at April 3, 2026	1,363	$48.66	5.26	$898

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of RSU and PSU activity under the Equity Plan for the three months ended April 3, 2026 is presented below (shares in thousands):

	RSUs	PSUs
Unvested at January 2, 2026	1,459	802
Granted	456	414
Vested	(453)	—
Forfeited or expired	(243)	(178)
Unvested at April 3, 2026	1,219	1,038

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

Note 13 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended
	April 3, 2026	March 28, 2025
Numerator:
Net income (loss)	$5,206	$(54,211)
Denominator:
Weighted average common shares:
Common shares outstanding	49,908	49,344
Denominator for basic calculation	49,908	49,344
Weighted average effects of potentially diluted common stock:
Stock options	48	—
RSUs	373	—
PSUs	571	—
Denominator for diluted calculation	50,900	49,344
Net income (loss) per share:
Basic	$0.10	$(1.10)
Diluted	$0.10	$(1.10)

Because the Company had a net loss for the three months ended March 28, 2025, the number of diluted shares is equal to the number of basic shares. The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, restricted stock, RSUs and PSUs with either exercise prices or unrecognized compensation cost per share greater than the average market price per share of the Company’s common stock, which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended
	April 3, 2026	March 28, 2025
Stock options	4,105	7,004
Restricted stock, RSUs and PSUs	244	914
Total	4,349	7,918

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 14 — Disaggregation of Sales, Geographic Sales and Product Sales

100% of the Company’s sales are generated from the ophthalmic surgical product segment and the CODM makes operating decisions and allocates resources based upon the consolidated operating results, and therefore the Company operates as one operating segment for financial reporting purposes. The Company’s principal products are implantable Collamer Lenses (“ICLs”) used in refractive surgery. The composition of the Company’s net sales is primarily related to ICL sales. Net sales include sales of delivery systems and normal recurring sales adjustments such as sales return allowances. In the following tables, sales are disaggregated by category and sales by geographic market data.

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

	Three Months Ended
	April 3, 2026	March 28, 2025
Non-consignment sales	$75,488	$37,851
Consignment sales	18,034	4,738
Total net sales	$93,522	$42,589

In April 2025, in order to mitigate potential financial exposure from tariffs imposed by China, the Company negotiated and implemented consignment agreements with its two distributors in China and delivered consigned inventory to its distributors in advance of the implementation of tariffs and delivered additional consignment inventory throughout fiscal 2025. As this consigned inventory in China is purchased by the Company’s distributors, revenue associated with such consigned inventory will be recorded as consignment sales. China consignment sales for the three months ended April 3, 2026 were $12,634,000.

The Company’s product is marketed and sold in more than 85 countries and its product is manufacturing in the United States and Switzerland. Sales are attributed to countries based on locations of customers. During 2025, the presentation of immaterial amounts related to normal recurring sales adjustments previously presented in foreign other sales are presented in the countries these normal recurring sales adjustments are attributable to. The composition of the Company’s net sales to unaffiliated customers was as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Domestic	$6,667	$5,459
Foreign:
China(1)	47,442	(877)
Japan	12,266	11,395
Korea	7,975	7,522
Other(2)	19,172	19,090
Total foreign sales	86,855	37,130
Total net sales	$93,522	$42,589

(1)
The China region includes sales into China and Hong Kong.
(2)
No other location individually exceeds 10% of the total net sales.

The Company’s China distributors accounted for 51% of net sales for the three months ended April 3, 2026, and the Company’s Korea distributor accounted for 18% of net sales for the three months ended March 28, 2025. As of April 3, 2026, the Company’s China distributors accounted for 57% of consolidated trade receivables, and as of January 2, 2026, the Company’s China distributors accounted for 33% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 15 — Geographic Assets

The Company’s long-lived assets are located in the following geographical locations in which the Company operates. Other than the U.S. and Switzerland. The composition of the Company’s long-lived assets was as follows (in thousands):

	April 3, 2026
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$54,174	$17,183	$381	$71,738
Operating lease ROU assets, net	20,943	5,058	2,571	28,572
Cloud-based software	34,683	—	—	34,683
Total	$109,800	$22,241	$2,952	$134,993

	January 2, 2026
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$55,621	$17,311	$391	$73,323
Operating lease ROU assets, net	21,454	5,346	2,809	29,609
Cloud-based software	31,118	—	—	31,118
Total	$108,193	$22,657	$3,200	$134,050

(1)
No other location individually exceeds 10% of each category of long-lived assets.

Note 16 — Related Party Transactions

On January 14, 2026, following the termination of the Merger Agreement, STAAR entered into the Cooperation Agreement with Broadwood, and agreed, among other things, to increase the size of the Board from six to seven directors, accept the resignations of Mr. Farrell and Dr. Yeu from the Board, and appoint each of Messrs. Bradsher, LeBuhn and Wang (each a “New Director”) to the Board. Additionally, the Company agreed that the Board would nominate each New Director as a candidate for election as a director at the 2026 annual meeting of shareholders and that the size of the Board, until the conclusion of the 2027 annual meeting of shareholders, will not exceed seven directors. The Company also agreed to reimburse Broadwood, Yunqi Capital and Defender Capital for certain reasonable and documented out-of-pocket fees and expenses they have incurred. Each of Broadwood and Yunqi Capital were holders of more than 5% of the Company’s outstanding stock at the time the Company entered into the Cooperation Agreement. The Cooperation Agreement was reviewed and approved by the Company’s Board, and it reviewed and approved the payment of the fees and expenses incurred by Broadwood and Yunqi Capital. The Company paid $5,036,000 to Broadwood and $962,000 to Yunqi Capital, in accordance with the Cooperation Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created therein. In some cases readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “believe,” “will,” “should,” “could,” “forecast,” “potential,” “continue,” “ongoing” (or the negative of those words and similar words or expressions), although not all forward-looking statements contain these words. Forward-looking statements include, without limitation, statements regarding the intent, belief or current expectations of the Company and its management regarding any of the following: demand for our Implantable Collamer® Lenses; the benefits of our leadership realignment and related efforts; China macroeconomic conditions, procedure volumes, demand, and inventory levels; any projections of or guidance as to future earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities globally; expected costs of operations; statements of belief, including as to achieving business plans for 2026 and beyond; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution investors and prospective investors that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors, which if they do not materialize or prove correct, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, without limitation, our ability to grow and generate profit; our reliance on independent distributors in international markets; a slowdown or disruption to the Chinese economy; global economic conditions; disruptions in our supply chain; fluctuations in foreign currency exchange rates; international trade disputes (including involving tariffs) and substantial dependence on demand from Asia; changes in effective tax rate or tax laws; any loss of use of our principal manufacturing facility; competition; potential losses due to product liability claims; our exposure to environmental liability; data corruption, cyber-based attacks or network security breaches and/or noncompliance with data protection and privacy regulations; acquisitions of new technologies; climate changes; the willingness of surgeons and patients to adopt a new or improved product and procedure; extensive clinical trials and resources devoted to research and development; compliance with government regulations; the discretion of regulatory agencies to approve or reject existing, new or improved products, or to require additional actions before or after approval, or to take enforcement action; laws pertaining to healthcare fraud and abuse; changes in FDA or international regulations related to product approval; product recalls or failures; and other important factors; and those described in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on March 3, 2026.

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

Business Environment and Factors Affecting Comparability

For the three months ended April 3, 2026, net sales were $93.5 million, up 119.6% from $42.6 million for the three months ended March 28, 2025. The increase was primarily driven by strong sales performance in China, while distributor inventory was maintained at or below contractual levels. Net sales to our two distributors in China were $47.4 million for the three months ended April 3, 2026, compared to net returns of $0.9 million in the prior-year period.

During the first quarter of 2026, we completed the launch of EVO+ ICL in China, which was met with strong market acceptance. EVO+ ICL carries a premium selling price, supporting potential margin expansion as production volumes increase over time. As previously disclosed, shipments to the two distributors in China were largely suspended during the first half of 2025 due to elevated inventory levels following a market slowdown in 2024, with procedure demand primarily fulfilled from existing inventory.

Gross margin increased year-over-year to 73.6% from 65.8%, reflecting cost reduction initiatives implemented in the first quarter of 2025. This improvement was partially offset by higher per-unit manufacturing costs associated with low production volumes at the new Swiss facility during 2025. As production in Switzerland has scaled in 2026, unit costs have begun to improve. By the end of fiscal 2026, we expect to manufacture and supply 100% of EVO and EVO+ ICL lenses for China from Switzerland without exposure to tariffs.

As a result of significantly increased sales, higher gross profit, and reduced operating expenses, GAAP net income for the first quarter of 2026 was $5.2 million or $0.10 per diluted share, up from a net loss of $(54.2) million or $(1.10) per share for the prior year quarter. Although cash and investments available for sale decreased to $163.9 million at April 3, 2026 from $187.5 million due to front-loaded payments for seasonal bonuses and other employee incentives, global sales meetings, severance, and costs associated with our Cooperation Agreement with Broadwood Partners, we expect to generate cash during the remainder of the year.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Financial Statements provided in this report, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board. Actual results may differ, significantly at times, from these estimates if actual conditions differ from our assumptions.

Management believes that there have been no significant changes during the three months ended April 3, 2026 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for
	Three Months Ended
	April 3, 2026	March 28, 2025
Net sales	100.0%	100.0%
Cost of sales	26.4%	34.2%
Gross profit	73.6%	65.8%
General and administrative	18.2%	57.4%
Selling and marketing	26.2%	63.3%
Research and development	10.6%	26.6%
Merger transaction and related costs	7.2%	0.0%
Restructuring, impairment and related charges	2.9%	53.2%
Total selling, general and administrative	65.1%	200.5%
Operating income (loss)	8.5%	(134.7)%
Total other income, net	0.3%	6.8%
Income (loss) before income taxes	8.8%	(127.9)%
Provision (benefit) for income taxes	3.2%	(0.6)%
Net income (loss)	5.6%	(127.3)%

Net Sales

The following table presents our net sales (dollars in thousands):

	Three Months Ended		Percentage Change
	April 3, 2026	March 28, 2025	2026 vs. 2025
Net sales	$93,522	$42,589	—	*

* Denotes change is greater than +100%.

Net sales for the three months ended April 3, 2026 increased 119.6% from the same period of 2025, primarily due to increased sales in China. The composition of our net sales is primarily related to ICL sales. Net sales also include sales of delivery system sales and normal recurring sales adjustments such as sales return allowances. The sales increase was driven by the Asia Pacific (“APAC”) region, which increased by 218%, with ICL unit increase of 227%. The increase in the APAC region was driven by increased sales in China, Japan and Korea. The Europe, Middle East and Africa region sales decreased 3%, with ICL units down 11%, due to decreased sales in our distributor markets, partially offset by increased sales in our direct markets. The Americas region sales increased 26%, with ICL unit growth up 28%, primarily due to sales growth in the U.S. Changes in foreign currency favorably impacted net sales by $1.2 million.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change
	April 3, 2026	March 28, 2025	2026 vs. 2025
Gross profit	$68,859	$28,005	—	*
Gross profit margin	73.6%	65.8%

* Denotes change is greater than +100%.

Gross profit for the three months ended April 3, 2026 increased 145.9%, from the same period of 2025. Gross profit margin increased to 73.6% of revenue for the three months ended April 3, 2026 compared to 65.8% of revenue for the three months ended March 28, 2025, due to the elimination of period costs related to the ramp-up of manufacturing in Switzerland, a reduction in Advanced Manufacturing expenses as a result of our cost reductions implemented during the three months ended

March 28, 2025, lower inventory provisions, and decreased freight and other cost of sales as a percentage of sales. This was partially offset by higher per unit manufacturing costs resulting from lower production volume in 2025.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	April 3, 2026	March 28, 2025	2026 vs. 2025
General and administrative expense	$17,022	$24,458	(30.4)%
Percentage of sales	18.2%	57.4%

General and administrative expenses for the three months ended April 3, 2026 decreased 30.4% from the same period of 2025 due to decreased outside services, bonus and stock-based compensation expenses and salary-related and payroll tax expenses.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	April 3, 2026	March 28, 2025	2026 vs. 2025
Selling and marketing expense	$24,509	$26,945	(9.0)%
Percentage of sales	26.2%	63.3%

Selling and marketing expenses for the three months ended April 3, 2026 decreased 9.0% from the same period of 2025 due to decreased advertising and promotional activities and trade shows and sales meeting expenses, partially offset by bad debt expense and bonus and stock-based compensation expenses.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change
	April 3, 2026	March 28, 2025	2026 vs. 2025
Research and development expense	$9,925	$11,339	(12.5)%
Percentage of sales	10.6%	26.6%

Research and development expenses for the three months ended April 3, 2026 decreased 12.5% from the same period of 2025, due mainly to decreased salary-related and payroll tax expenses and bonus and stock-based compensation expenses.

Merger Transaction and Related Costs

At the special meeting of shareholders held on January 6, 2026, the Company’s shareholders voted against the merger with Alcon. Following the termination of the Merger Agreement, the Company entered into the Cooperation Agreement with Broadwood, which provided for the reimbursement of certain reasonable out-of-pocket fees and expenses to Broadwood, Yunqi Capital and Defender Capital related to the merger with Alcon. The following table presents our professional services expenses we incurred in connection with the proposed merger with Alcon and the Cooperation Agreement (dollars in thousands):

	Three Months Ended		Percentage Change
	April 3, 2026	March 28, 2025	2026 vs. 2025
Merger transaction and related costs	$6,743	$—	—	*
Percentage of sales	7.2%	0.0%

* Denotes change is greater than +100%.

Restructuring, Impairment and Related Charges

The following table presents our restructuring, impairment and related charges (dollars in thousands):

	Three Months Ended		Percentage Change
	April 3, 2026	March 28, 2025	2026 vs. 2025
Restructuring, impairment and related charges	$2,681	$22,664	(88.2)%
Percentage of sales	2.9%	53.2%

In the first half of 2025, the Company took a number of steps to change its leadership team, realign its leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. In addition, in 2026, as a result of the Cooperation Agreement with Broadwood, the Company incurred additional restructuring related charges related to leadership realignment as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Severance and reduction in workforce	$1,614	$8,808
Consulting expenses	1,067	639
Impairment on leasehold improvements and machinery and equipment(1)	—	7,059
Impairment on real property right-of-use assets(2)	—	3,407
Impairment on internally developed software(1)	—	2,751
	$2,681	$22,664

(1)
The Company will no longer be using these assets.
(2)
The Company is actively pursuing subleasing opportunities.

Other Income, Net

The following table presents our other income, net (dollars in thousands):

	Three Months Ended		Percentage Change
	April 3, 2026	March 28, 2025	2026 vs. 2025
Other income, net	$239	$2,915	(91.8)%
Percentage of sales	0.3%	6.8%

The decrease in other income, net for the three months ended April 3, 2026, was due mainly to higher foreign exchange losses for the three months ended April 3, 2026.

Provision (Benefit) for Income Taxes

The following table presents our income tax provision (benefit) (dollars in thousands):

	Three Months Ended		Percentage Change
	April 3, 2026	March 28, 2025	2026 vs. 2025
Provision (benefit) for income taxes	$3,012	$(275)	—	*

* Denotes change is greater than +100%.

The effective tax rates for the three months ended April 3, 2026 and March 28, 2025 were 36.7% and 0.5%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. If our anticipated future cash flow from operating activities is insufficient to satisfy our future capital requirements in the long-term, we may need to seek additional capital. Our financial condition at April 3, 2026 and January 2, 2026 included the following (in thousands):

	April 3, 2026	January 2, 2026	2026 vs. 2025
Cash and cash equivalents	$131,864	$153,150	$(21,286)
Investments available for sale	32,025	34,386	(2,361)
Total	$163,889	$187,536	$(23,647)

Current assets	$312,398	$311,545	$853
Current liabilities	60,994	68,504	(7,510)
Working capital	$251,404	$243,041	$8,363

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

A summary of cash flows for the three months ended April 3, 2026 and March 28, 2025 was as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Cash flows from:
Operating activities	$(21,695)	$(5,734)
Investing activities	2,147	35,351
Financing activities	(1,693)	(948)
Effect of exchange rate changes	(45)	286
Net increase (decrease) in cash and cash equivalents	(21,286)	28,955
Cash and cash equivalents, at beginning of year	153,150	144,159
Cash and cash equivalents, at end of period	$131,864	$173,114

For the three months ended April 3, 2026, net cash used in operating activities consisted of $42.7 million in working-capital changes primarily related to increases in accounts receivable due to higher sales in the first quarter of 2026, partially offset by $15.8 million in non-cash items primarily related to stock-based compensation, provision for sales returns and credit losses and depreciation of property, plant and equipment and $5.2 million in net income. For the three months ended March 28, 2025, net cash used in operating activities consisted of $54.2 million in net loss; partially offset by $28.3 million in working-capital changes primarily related to changes in accounts receivable, partially offset by changes in inventory, and $20.2 million in non-cash items primarily related to impairment on fixed assets and operating leases and stock-based compensation.

For the three months ended April 3, 2026, net cash provided by investment activities was $2.1 million which consisted of $7.1 million of proceeds from the maturity and sale of investments AFS, partially offset by $4.5 million of purchases of investments AFS. For the three months ended March 28, 2025, net cash provided by investment activities was $35.4 million which consisted of $51.1 million of proceeds from the maturity of investments AFS, partially offset by $14.7 million in purchases of investments AFS.

For the three months ended April 3, 2026, net cash used in financing activities was $1.7 million which primarily consisted of $1.9 million to repurchase employee common stock for taxes withheld. For the three months ended March 28, 2025, net cash used in financing activities was $0.9 million which primarily consisted of $1.3 million to repurchase employee common stock for taxes withheld.

Commitments

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended April 3, 2026, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 2, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-CEOs and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on that evaluation, our Co-CEOs and CFO concluded, as of the end of the period covered by this quarterly report on Form 10-Q, that our disclosure controls and procedures were effective. For purposes of this statement, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Co-CEOs and the CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud or material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully information contained in this report and the risks and uncertainties described in “Part I—Item 1A—Risk Factors” of the Company’s Form 10-K for the fiscal year ended January 2, 2026. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended April 3, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated:

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

4.1

Form of Certificate for Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A/A as filed with the Commission on April 18, 2003).

10.1

Cooperation Agreement dated January 14, 2026 between the Company and Broadwood Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2026).

10.2

Separation and Consulting Agreement dated January 14, 2026 between the Company and Stephen C. Farrell (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 3, 2026).

10.3

Interim Co-CEO Letter Agreement dated February 1, 2026 between the Company and Warren Foust (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 3, 2026).

10.4

Separation Agreement dated February 4, 2026 between the Company and Nathaniel Sisitsky (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 3, 2026).

10.5

Consulting Agreement dated February 4, 2026 between the Company and Nathaniel Sisitsky (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 3, 2026).

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

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended April 3, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

*	Filed herewith.

**

Certification furnished herewith solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350. Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAAR SURGICAL COMPANY

Dated:	May 13, 2026	By:	/s/ DEBORAH ANDREWS
Deborah Andrews
Interim Co-Chief Executive Officer and Chief Financial Officer
(on behalf of the Registrant and as its principal executive officer and principal financial officer)