Form 10-Q
period 2026-07-03
STAAR SURGICAL CO
filed 2026-08-12
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 3, 2026

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

The registrant has 50,143,984 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2026.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	July 3, 2026	January 2, 2026
ASSETS
Current assets:
Cash and cash equivalents	$148,579	$153,150
Investments available for sale (amortized cost basis of $32,922 and $34,385 at July 3, 2026 and January 2, 2026, respectively)	32,910	34,386
Accounts receivable trade, net of allowance for credit losses of $768 and $83 at July 3, 2026 and January 2, 2026, respectively	98,475	50,064
Inventories, net	46,837	55,496
Prepayments, deposits and other current assets	15,552	18,449
Total current assets	342,353	311,545
Property, plant and equipment, net	69,930	73,323
Operating lease right-of-use assets, net	27,505	29,609
Cloud-based software	31,318	30,700
Goodwill	1,786	1,786
Deferred income taxes	1,087	3,365
Other assets	1,226	1,350
Total assets	$475,205	$451,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,476	$11,574
Obligations under operating leases	6,176	5,872
Allowance for sales returns	16,200	10,199
Other current liabilities	37,542	40,859
Total current liabilities	73,394	68,504
Obligations under operating leases	29,765	32,481
Asset retirement obligations	44	45
Deferred rent	89	89
Pension liability	6,515	6,375
Total liabilities	109,807	107,494
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 50,499 shares issued and 50,123 shares outstanding at July 3, 2026 and 49,779 shares issued and 49,403 shares outstanding at January 2, 2026	505	498
Additional paid-in capital	513,081	504,682
Treasury stock, 376 and 376 shares at July 3, 2026 and January 2, 2026, respectively	(6,461)	(6,461)
Accumulated other comprehensive loss	(6,967)	(6,511)
Accumulated deficit	(134,760)	(148,024)
Total stockholders’ equity	365,398	344,184
Total liabilities and stockholders’ equity	$475,205	$451,678

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net sales	$93,535	$44,320	$187,057	$86,909
Cost of sales	23,808	11,521	48,471	26,105
Gross profit	69,727	32,799	138,586	60,804
Selling, general and administrative expenses:
General and administrative	22,739	20,969	39,761	45,427
Selling and marketing	26,944	26,283	51,453	53,228
Research and development	9,943	10,263	19,868	21,602
Merger transaction and related costs	—	—	6,743	—
Restructuring, impairment and related charges	—	5,248	2,681	27,912
Total selling, general and administrative expenses	59,626	62,763	120,506	148,169
Operating income (loss)	10,101	(29,964)	18,080	(87,365)
Other income (expense), net:
Interest income, net	939	1,366	1,846	2,732
Gain (loss) on foreign currency transactions	(410)	2,563	(1,521)	3,981
Other income, net	394	120	837	251
Total other income, net	923	4,049	1,162	6,964
Income (loss) before income taxes	11,024	(25,915)	19,242	(80,401)
Provision (benefit) for income taxes	2,966	(9,103)	5,978	(9,378)
Net income (loss)	$8,058	$(16,812)	$13,264	$(71,023)
Net income (loss) per share:
Basic	$0.16	$(0.34)	$0.26	$(1.44)
Diluted	$0.16	$(0.34)	$0.26	$(1.44)
Weighted average shares outstanding:
Basic	50,321	49,520	50,114	49,432
Diluted	51,501	49,520	51,293	49,432

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net income (loss)	$8,058	$(16,812)	$13,264	$(71,023)
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	(69)	(620)	(112)	330
Reclassification into other income (expense), net	(6)	16	(12)	32
Investments available for sale:
Change in unrealized gain (loss)	(11)	9	(16)	8
Reclassification into other income (expense), net	—	1	—	1
Foreign currency translation gain (loss)	(161)	704	(482)	1,505
Tax effect	58	(151)	166	(490)
Other comprehensive income (loss), net of tax	(189)	(41)	(456)	1,386
Comprehensive income (loss)	$7,869	$(16,853)	$12,808	$(69,637)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
Balance, at April 3, 2026	50,156	$502	$507,921	(376)	$(6,461)	$(6,778)	$(142,818)	$352,366
Net income	—	—	—	—	—	—	8,058	8,058
Other comprehensive loss	—	—	—	—	—	(189)	—	(189)
Common stock issued upon exercise of options	68	1	1,234	—	—	—	—	1,235
Stock-based compensation	—	—	6,665	—	—	—	—	6,665
Repurchase of employee common stock for taxes withheld	(86)	(2)	(2,739)	—	—	—	—	(2,741)
Vested restricted and performance stock units	361	4	—	—	—	—	—	4
Balance, at July 3, 2026	50,499	$505	$513,081	(376)	$(6,461)	$(6,967)	$(134,760)	$365,398

Balance, at March 28, 2025	49,523	$495	$476,868	—	$—	$(5,604)	$(121,787)	$349,972
Net loss	—	—	—	—	—	—	(16,812)	(16,812)
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Common stock issued upon exercise of options	1	—	11	—	—	—	—	11
Stock-based compensation	—	—	7,994	—	—	—	—	7,994
Repurchase of common stock	—	—	—	(261)	(4,479)			(4,479)
Repurchase of employee common stock for taxes withheld	(3)	(1)	(72)		—	—	—	(73)
Vested restricted and performance stock units	25	1	—	—	—	—	—	1
Balance, at June 27, 2025	49,546	$495	$484,801	(261)	$(4,479)	$(5,645)	$(138,599)	$336,573

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
Balance, at January 2, 2026	49,779	$498	$504,682	(376)	$(6,461)	$(6,511)	$(148,024)	$344,184
Net income	—	—	—	—	—	—	13,264	13,264
Other comprehensive loss	—	—	—	—	—	(456)	—	(456)
Common stock issued upon exercise of options	88	1	1,404	—	—	—	—	1,405
Stock-based compensation	—	—	11,601	—	—	—	—	11,601
Repurchase of employee common stock for taxes withheld	(182)	(2)	(4,606)	—	—	—	—	(4,608)
Vested restricted and performance stock units	814	8	—	—	—	—	—	8
Balance, at July 3, 2026	50,499	$505	$513,081	(376)	$(6,461)	$(6,967)	$(134,760)	$365,398

Balance, at December 27, 2024	49,294	$493	$471,449	—	$—	$(7,031)	$(67,576)	$397,335
Net loss	—	—	—	—	—	—	(71,023)	(71,023)
Other comprehensive income	—	—	—	—	—	1,386	—	1,386
Common stock issued upon exercise of options	53	1	386	—	—	—	—	387
Stock-based compensation	—	—	14,321	—	—	—	—	14,321
Repurchase of common stock	—	—	—	(261)	(4,479)			(4,479)
Repurchase of employee common stock for taxes withheld	(69)	(1)	(1,355)	—	—	—	—	(1,356)
Vested restricted and performance stock units	268	2	—	—	—	—	—	2
Balance, at June 27, 2025	49,546	$495	$484,801	(261)	$(4,479)	$(5,645)	$(138,599)	$336,573

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2026	June 27, 2025
Cash flows from operating activities:
Net income (loss)	$13,264	$(71,023)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant, and equipment	4,497	4,312
Amortization of cloud-based software	1,053	200
Non-cash operating lease expense	1,773	1,866
Impairment of fixed assets and operating lease right-of-use assets	—	14,593
Accretion/Amortization of investments available for sale	(255)	(139)
Deferred income taxes	3,134	(10,624)
Change in net pension liability	47	(2)
Loss on disposal of property and equipment	1	—
Stock-based compensation expense	11,383	13,817
Provision for sales returns and credit losses	6,694	(1,818)
Inventory provision	1,776	2,499
Changes in working capital:
Accounts receivable	(49,230)	43,859
Inventories	6,840	(11,205)
Prepayments, deposits, and other assets	5,443	637
Cloud-based software	(5,046)	(7,101)
Accounts payable	1,737	(5,424)
Other current and non-current liabilities	(5,116)	(7,430)
Net cash used in operating activities	(2,005)	(32,983)
Cash flows from investing activities:
Acquisition of property and equipment	(937)	(3,260)
Purchase of investments available for sale	(32,747)	(14,691)
Proceeds from maturity of investments available for sale	32,515	77,560
Proceeds from sale of investments available for sale	1,950	862
Net cash provided by investing activities	781	60,471
Cash flows from financing activities:
Repayment of finance lease obligations	—	(42)
Repurchase of common stock	—	(4,479)
Repurchase of employee common stock for taxes withheld	(4,608)	(1,356)
Proceeds from the exercise of stock options	1,405	387
Proceeds from vested restricted and performance stock units	8	2
Net cash used in financing activities	(3,195)	(5,488)
Effect of exchange rate changes on cash and cash equivalents	(152)	972
Increase (decrease) in cash and cash equivalents	(4,571)	22,972
Cash and cash equivalents, at beginning of the year	153,150	144,159
Cash and cash equivalents, at end of the period	$148,579	$167,131

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

The Condensed Consolidated Financial Statements for the three and six months ended July 3, 2026 and June 27, 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended July 3, 2026 and June 27, 2025, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Severance and reduction in workforce(1)	$—	$3,645	$1,614	$12,453
Consulting expenses	—	227	1,067	866
Impairment on leasehold improvements and machinery and equipment(2)	—	700	—	7,759
Impairment on real property right-of-use assets(3)	—	676	—	4,083
Impairment on internally developed software(2)	—	—	—	2,751
	$—	$5,248	$2,681	$27,912

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
The Company is actively pursuing subleasing opportunities, see Note 8 – Operating Leases.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Merger Transactions and Related Costs

In connection with the proposed merger with Alcon and the Cooperation Agreement, the Company incurred professional service expenses of $6,743,000 for the six months ended July 3, 2026. The Cooperation Agreement provided for the reimbursement of certain reasonable out-of-pocket fees and expenses to Broadwood, Yunqi Capital and Defender Capital related to the merger with Alcon. See Note 16 – Related Party Transactions.

Vendor Concentration

There were two vendors that accounted for over 28% and 30%, respectively, of the Company’s consolidated accounts payable as of July 3, 2026 and January 2, 2026, respectively.

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

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale

Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (dollars in thousands):

	July 3, 2026
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$8,195	$—	$(5)	$8,190	$—	$8,190
Certificates of deposit	2,394	—	(1)	2,393	—	2,393
U.S. Treasury securities	19,791	1	(6)	19,786	19,786	—
Corporate debt securities	2,542	—	(1)	2,541	—	2,541
Total investments AFS	$32,922	$1	$(13)	$32,910	$19,786	$13,124

	January 2, 2026
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$14,682	$1	$(1)	$14,682	$—	$14,682
Certificates of deposit	816	—	—	816	—	816
U.S. Treasury securities	990	—	—	990	990	—
Corporate debt securities	17,897	3	(2)	17,898	—	17,898
Total investments AFS	$34,385	$4	$(3)	$34,386	$990	$33,396

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

The Company assessed each debt security in a gross unrealized loss position to determine whether the decline in fair value below amortized cost was a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the debt security, the Company’s intent to sell and whether it is more-likely-than-not that the Company will not be required to sell the debt security before the recovery of the amortized cost basis. There has been no allowance for expected credit losses recorded for the three months ended July 3, 2026 and June 27, 2025.

The following table shows the fair value of investments AFS by contractual maturity (in thousands):

	As of July 3, 2026
	Within one year	After one year through five years	Total
Commercial paper	$8,190	$—	$8,190
Certificates of deposit	2,393	—	2,393
U.S. Treasury securities	19,786	—	19,786
Corporate debt securities	2,541	—	2,541
Total investments AFS	$32,910	$—	$32,910

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

During the six months ended July 3, 2026 several of the Company’s investments AFS with an aggregate fair value of $1,950,000 were subject to early redemption. The Company recognized a gain upon redemption of less than $1,000 for the six months ended July 3, 2026. During the six months ended June 27, 2025, two of the Company’s investments AFS with an aggregate fair value of $862,000 were subject to early redemption. The Company recognized a gain upon redemption of $1,000 for the six months ended June 27, 2025.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	July 3, 2026	January 2, 2026
Raw materials and purchased parts	$11,030	$10,238
Work in process	7,310	8,514
Finished goods(1)	31,192	39,673
Total inventories, gross	49,532	58,425
Less inventory reserves	(2,695)	(2,929)
Total inventories, net	$46,837	$55,496

(1)
Finished goods inventory includes consigned inventory of $4,437,000 and $9,619,000 for July 3, 2026 and January 2, 2026, respectively. See also Note 14 – Disaggregation of Sales, Geographic Sales and Product Sales to the Condensed Consolidated Financial Statements for further details.

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	July 3, 2026	January 2, 2026
Prepayments and deposits	$4,732	$8,229
Prepaid insurance	1,696	3,269
Prepaid income taxes	253	1,917
Cloud-based software	3,793	418
Value added tax (VAT) receivable	3,583	4,249
BVG (Swiss Pension) prepayment	1,289	—
Other(1)	206	367
Total prepayments, deposits and other current assets	$15,552	$18,449

(1)
No individual category in “Other” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	July 3, 2026	January 2, 2026
Machinery and equipment	$49,411	$45,137
Computer equipment and software	12,538	10,525
Furniture and fixtures	7,461	7,483
Leasehold improvements	24,527	19,403
Construction in process	19,765	30,340
Total property, plant and equipment, gross	113,702	112,888
Less accumulated depreciation	(43,772)	(39,565)
Total property, plant and equipment, net	$69,930	$73,323

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, during the three and six months ended June 27, 2025, the Company recognized fixed asset impairment expense of $700,000 and $7,759,000, respectively, primarily on leasehold improvements and machinery and equipment as the Company will no longer be using these assets. The Company also recognized impairment during the six months ended June 27, 2025 of $2,751,000 for internally developed software that the Company will no longer be using as it transitions to a cloud-based software solution. These amounts are recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations.

Construction in process primarily consists of the build out and validation of machinery and equipment.

The Company recorded depreciation expense in the following categories as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Cost of sales	$936	$772	$1,811	$1,640
General and administrative	1,090	841	1,931	1,916
Selling and marketing	190	174	372	349
Research and development	174	188	383	370
Total depreciation expense	$2,390	$1,975	$4,497	$4,275

Note 6 — Cloud-Based Software

The Company capitalized cloud-based software implementation costs related to several systems, including enterprise resource planning and customer relationship management systems, which were placed into service at the beginning of the second quarter of 2026. The Company expects to continue to invest and add functionality to its systems. Capitalized cloud-based software costs, net consisted of the following (in thousands):

	July 3, 2026	January 2, 2026
Capitalized cloud-based software	$36,573	$31,527
Less accumulated amortization	(1,462)	(409)
Total capitalized cloud-based software, net	$35,111	$31,118

Capitalized cloud-based software included in prepayments, deposits and other current assets	$3,793	$418
Capitalized cloud-based software	$31,318	$30,700

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 — Cloud-Based Software (Continued)

Activity related to cloud-based software was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Additions to cloud-based software	$1,378	$4,934	$5,046	$7,101
Amortization of cloud-based software	949	147	1,053	200
Capitalized software placed into service	33,699	—	33,699	1,256

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	July 3, 2026	January 2, 2026
Accrued salaries and wages	$12,891	$12,981
Accrued bonuses	3,866	9,424
Severance payable(1)	1,264	894
Income taxes payable	2,143	1,304
Accrued sales commissions	1,988	1,487
Marketing obligations	3,433	3,397
Other(2)	11,957	11,372
Total other current liabilities	$37,542	$40,859

(1)
As discussed in Note 1, during the six months ended July 3, 2026, the Company recognized costs in connection with its leadership realignment and related efforts. Of these costs, a total of $1,614,000 was recognized for severance costs related to leadership realignment. This amount is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations. A majority of these severance payments will be paid monthly through mid-2027.
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

	July 3, 2026	January 2, 2026
Machinery and equipment	$856	$773
Computer equipment and software	68	413
Real property	38,974	39,824
Operating lease right-of-use assets, gross	39,898	41,010
Less accumulated depreciation	(12,393)	(11,401)
Operating lease right-of-use assets, net	$27,505	$29,609

Current operating lease obligations	$6,176	$5,872
Long-term operating lease obligations	29,765	32,481
Total operating lease liability	$35,941	$38,353
Weighted-average remaining lease term (in years)	6.3	6.7
Weighted-average discount rate	6.45%	6.33%

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

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Operating lease cost	$2,029	$1,798	$4,153	$3,947
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	2,043	1,661	4,025	3,313
Right-of-use assets obtained in exchange for new operating lease liabilities	324	1,629	773	1,933

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating leases having initial or remaining non-cancelable lease terms more than one year as of July 3, 2026 is as follows (in thousands):

As of July 3, 2026 12 Months Ended	Operating Leases
June 2027	$8,316
June 2028	7,193
June 2029	7,200
June 2030	6,727
June 2031	5,606
Thereafter	9,791
Total future minimum lease payments	44,833
Less amounts representing interest	(8,892)
Total lease liability	$35,941

Note 9 — Income Taxes

The Company recorded an income tax provision (benefit) as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Provision (benefit) for income taxes	$2,966	$(9,103)	$5,978	$(9,378)

The effective tax rates for the three months ended July 3, 2026 and June 27, 2025 were 26.9% and 35.1%, respectively, and were 31.1% and 11.7% for the six months ended July 3, 2026 and June 27, 2025, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended July 3, 2026 and June 27, 2025, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Service cost(1)	$451	$436	$907	$840
Interest cost(2)	94	63	186	125
Expected return on plan assets(2)	(169)	(139)	(332)	(274)
Prior service credit(2),(3)	(55)	(53)	(110)	(106)
Settlement gain(2),(3)	—	(4)	—	(8)
Actuarial loss recognized in current period(2),(3)	49	73	98	146
Net periodic pension cost	$370	$376	$749	$723

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

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Employer contribution	$363	$357	$716	$622

Note 11 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan allows for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of July 3, 2026, the Company had outstanding grants of stock options, RSUs and PSUs.

Stock options granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors (the “Board”), and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 18, 2026, stockholders approved a proposal to increase the number of shares under the Equity Plan by 3,900,000 shares, for a total of 26,705,000 shares. As of July 3, 2026, there were 4,139,002 shares available for grant under the Equity Plan.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Employee stock options	$867	$1,683	$2,001	$4,045
Restricted stock	—	145	—	302
RSUs	3,107	3,345	5,385	6,308
PSUs	2,196	2,211	3,389	2,607
Nonemployee stock options	273	165	376	302
Nonemployee RSUs	117	253	232	253
Total stock-based compensation expense	$6,560	$7,802	$11,383	$13,817

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Cost of sales	$286	$90	$510	$380
General and administrative	3,292	4,643	4,945	7,326
Selling and marketing	1,254	1,309	2,490	2,586
Research and development	1,728	1,760	3,438	3,525
Total stock-based compensation expense, net	6,560	7,802	11,383	13,817
Amounts capitalized as part of inventory	105	192	218	504
Total stock-based compensation expense, gross	$6,665	$7,994	$11,601	$14,321

As of July 3, 2026, total unrecognized compensation cost related to non-vested stock-based compensation arrangements were as follows (in thousands):

July 3, 2026
Stock options	$2,914
RSUs and PSUs	28,401
Total unrecognized stock-based compensation cost	$31,315

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

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Expected dividend yield	0%	0%	0%	0%
Expected volatility	62%	60%	62%	60%
Risk-free interest rate	4.23%	4.03%	4.06%	4.09%
Expected term (in years)	4.86	5.05	4.86	5.05

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock Options

A summary of stock option activity under the Equity Plan for six months ended July 3, 2026 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 2, 2026	1,716	$44.85
Granted	66	25.48
Exercised	(88)	15.93
Forfeited or expired	(123)	40.03
Outstanding at July 3, 2026	1,571	$46.04	5.64	$2,282
Exercisable at July 3, 2026	1,374	$48.18	5.29	$1,873

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of RSU and PSU activity under the Equity Plan for the six months ended July 3, 2026 is presented below (shares in thousands):

	RSUs	PSUs
Unvested at January 2, 2026	1,459	802
Granted	510	460
Vested	(533)	(281)
Forfeited or expired	(256)	(178)
Unvested at July 3, 2026	1,180	803

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

Litigation and Claims

From time to time, the Company is involved in various legal proceedings, claims, regulatory actions and other matters arising in the normal course of business. These legal proceedings, claims, regulatory actions and other matters may relate to, among other things, contractual rights and obligations, vendor and distributor relations, employment matters, and claims of product liability or medical device quality compliance. The Company maintains insurance coverage for various matters, including product liability and certain securities claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on the Company’s financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 13 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Numerator:
Net income (loss)	$8,058	$(16,812)	$13,264	$(71,023)
Denominator:
Weighted average common shares:
Common shares outstanding	50,321	49,520	50,114	49,432
Denominator for basic calculation	50,321	49,520	50,114	49,432
Weighted average effects of potentially diluted common stock:
Stock options	77	—	62	—
RSUs	494	—	515	—
PSUs	609	—	602	—
Denominator for diluted calculation	51,501	49,520	51,293	49,432
Net income (loss) per share:
Basic	$0.16	$(0.34)	$0.26	$(1.44)
Diluted	$0.16	$(0.34)	$0.26	$(1.44)

Because the Company had a net loss for the three and six months ended June 27, 2025, the number of diluted shares is equal to the number of basic shares. The following table sets forth potentially dilutive securities excluded from the computation of diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Stock options	1,280	2,372	1,443	2,487
Restricted stock, RSUs and PSUs	77	651	38	700
Total	1,357	3,023	1,481	3,187

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

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Non-consignment sales	$80,924	$37,525	$156,412	$75,376
Consignment sales	12,611	6,795	30,645	11,533
Total net sales	$93,535	$44,320	$187,057	$86,909

In April 2025, in order to mitigate potential financial exposure from tariffs imposed by China, the Company negotiated and implemented consignment agreements with its two distributors in China and delivered consigned inventory to its distributors in advance of the implementation of tariffs and delivered additional consignment inventory throughout fiscal 2025. As this consigned inventory in China is purchased by the Company’s distributors, revenue associated with such consigned inventory will be recorded as consignment sales. China consignment sales for the three and six months ended July 3, 2026 were $9,520,000 and $22,154,000, respectively. China consignment sales were $2,785,000 for the three and six months ended June 27, 2025.

The Company’s product is marketed and sold in more than 85 countries and its product is manufactured in the United States and Switzerland. Sales are attributed to countries based on locations of customers. The composition of the Company’s net sales to unaffiliated customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Domestic	$6,055	$5,635	$12,722	$11,094
Foreign:
China(1)	52,341	5,299	99,783	4,422
Japan	11,140	10,915	23,406	22,310
Korea	4,297	4,293	12,272	11,815
Other(2)	19,702	18,178	38,874	37,268
Total foreign sales	87,480	38,685	174,335	75,815
Total net sales	$93,535	$44,320	$187,057	$86,909

(1)
The China region includes sales into China and Hong Kong.
(2)
No other location individually exceeds 10% of the total net sales.

The Company’s China distributors accounted for 56% and 53% of net sales for the three and six months ended July 3, 2026, respectively. The Company’s China distributors accounted for 12% of net sales for the three months ended June 27, 2025, and the Company’s Korea distributor accounted for 14% of net sales for the six months ended June 27, 2025. As of July 3, 2026, the Company’s China distributors accounted for 65% of consolidated trade receivables, and as of January 2, 2026, the Company’s China distributors accounted for 33% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 15 — Geographic Assets

The Company’s long-lived assets are located in the following geographical locations in which the Company operates. Other than the U.S. and Switzerland. The composition of the Company’s long-lived assets was as follows (in thousands):

	July 3, 2026
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$52,408	$17,154	$368	$69,930
Operating lease ROU assets, net	20,209	4,770	2,526	27,505
Cloud-based software	35,111	—	—	35,111
Total	$107,728	$21,924	$2,894	$132,546

	January 2, 2026
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$55,621	$17,311	$391	$73,323
Operating lease ROU assets, net	21,454	5,346	2,809	29,609
Cloud-based software	31,118	—	—	31,118
Total	$108,193	$22,657	$3,200	$134,050

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

Note 17 - Subsequent Event

Effective August 4, 2026, following an extensive global search, the Board appointed Warren Foust as President and Chief Executive Officer and a new member of the Board. Also effective August 4, 2026, Deborah Andrews, who served since February 2026 as Interim co-Chief Executive Officer alongside Mr. Foust, began serving as Executive Vice President. She also continues to serve as Chief Financial Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created therein. In some cases readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “believe,” “will,” “should,” “could,” “forecast,” “potential,” “continue,” “ongoing” (or the negative of those words and similar words or expressions), although not all forward-looking statements contain these words. Forward-looking statements include, without limitation, statements regarding the intent, belief or current expectations of the Company and its management regarding any of the following: demand for our Implantable Collamer® Lenses; the benefits of our leadership realignment and related efforts; the timing of and our ability to manufacture and supply 100% of EVO and EVO+ ICLs for China from Switzerland; China macroeconomic conditions, procedure volumes, demand, and inventory levels; any projections of or guidance as to future earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; potential outcomes and timing of the Company’s enterprise resource planning implementation; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities globally; expected costs of operations; statements of belief, including as to achieving business plans for 2026 and beyond; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution investors and prospective investors that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors, which if they do not materialize or prove correct, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, without limitation, our ability to grow and generate profit; our reliance on independent distributors in international markets; a slowdown or disruption to the Chinese economy; global economic conditions; disruptions in our supply chain; fluctuations in foreign currency exchange rates; international trade disputes (including involving tariffs) and substantial dependence on demand from Asia; changes in effective tax rate or tax laws; any loss of use of our principal manufacturing facility; competition; potential losses due to product liability claims; our exposure to environmental liability; data corruption, cyber-based attacks or network security breaches and/or noncompliance with data protection and privacy regulations; acquisitions of new technologies; climate changes; the willingness of surgeons and patients to adopt a new or improved product and procedure; extensive clinical trials and resources devoted to research and development; compliance with government regulations; legal proceedings, claims and regulatory actions; the discretion of regulatory agencies to approve or reject existing, new or improved products, or to require additional actions before or after approval, or to take enforcement action; laws pertaining to healthcare fraud and abuse; changes in FDA or international regulations related to product approval; product recalls or failures; and other important factors, including those described in our Annual Report on Form 10-K in “Item 1A. Risk Factors” filed on March 3, 2026.

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

Business Environment and Factors Affecting Comparability

For the three months ended July 3, 2026, net sales were $93.5 million, up 111.0% from $44.3 million for the three months ended June 27, 2025. The increase was primarily driven by strong sales performance in China, while distributor inventory was maintained at or below contractual levels. Net sales to our two distributors in China were $52.3 million for the three months ended July 3, 2026, compared to net sales of $5.3 million in the prior-year period.

Gross margin increased year-over-year to 74.5% from 74.0%, reflecting cost reduction initiatives implemented in the first quarter of 2025. This improvement was partially offset by higher per-unit manufacturing costs associated with low production volumes at the new Swiss facility during 2025. As production in Switzerland scales in 2026, we expect unit costs to improve. However, gross margin will continue to be impacted by tariffs until we can supply 100% of EVO and EVO+ ICL lenses for China from Switzerland, which should happen by the end of 2026.

Selling, general and administrative expenses were $59.6 million in the second quarter of 2026, compared to $62.8 million in the second quarter of 2025. Excluding restructuring, impairment, and related charges of $5.2 million recorded in the previous year that were not repeated this year, second quarter of 2025 selling, general and administrative expenses would have been $57.5 million. Second quarter of 2026 selling, general and administrative expenses included year-over-year increases driven primarily by higher depreciation expense and consulting costs associated with the Company’s enterprise resource planning (“ERP”) implementation, which launched during the second quarter of 2026, as well as increased severance expense tied to headcount reductions in Global Marketing. These items, along with various other miscellaneous increases, were partially offset by lower compensation-related expenses.

The ERP implementation represented a significant operational undertaking for the Company during the quarter. As sales volumes grew, unforeseen operational challenges emerged that required extensive daily manual intervention from teams across the organization. Through these concentrated efforts, the Company successfully met its sales targets for the quarter. While certain implementation-related issues persist, the Company has developed a comprehensive remediation plan and anticipates resolving these matters in the third quarter of 2026. The Company expects to continue to invest and add functionality to its systems.

As a result of significantly increased sales and higher gross profit, GAAP net income for the second quarter of 2026 was $8.1 million or $0.16 per diluted share, up from a net loss of $(16.8) million or $(0.34) per share for the prior year quarter. Cash and investments available for sale increased to $181.5 million at July 3, 2026 from $163.9 million at April 3, 2026, and we expect to continue to generate cash during the remainder of the year.

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

Management believes that there have been no significant changes during the six months ended July 3, 2026 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for
	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.5%	26.0%	25.9%	30.0%
Gross profit	74.5%	74.0%	74.1%	70.0%
General and administrative	24.3%	47.3%	21.3%	52.3%
Selling and marketing	28.8%	59.3%	27.5%	61.2%
Research and development	10.6%	23.2%	10.6%	24.9%
Merger transaction and related costs	0.0%	0.0%	3.6%	0.0%
Restructuring, impairment and related charges	0.0%	11.8%	1.4%	32.1%
Total selling, general and administrative	63.7%	141.6%	64.4%	170.5%
Operating income (loss)	10.8%	(67.6)%	9.7%	(100.5)%
Total other income, net	1.0%	9.1%	0.6%	8.0%
Income (loss) before income taxes	11.8%	(58.5)%	10.3%	(92.5)%
Provision (benefit) for income taxes	3.2%	(20.5)%	3.2%	(10.8)%
Net income (loss)	8.6%	(38.0)%	7.1%	(81.7)%

Net Sales

The following table presents our net sales (dollars in thousands):

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	July 3, 2026	June 27, 2025	2026 vs. 2025		July 3, 2026	June 27, 2025	2026 vs. 2025
Net sales	$93,535	$44,320	—	*	$187,057	$86,909	—	*

* Denotes change is greater than +100%.

Net sales for the three months ended July 3, 2026 increased 111.0% from the same period of 2025, primarily due to increased sales in China. The composition of our net sales is primarily related to ICL sales. Net sales also include sales of delivery system sales and normal recurring sales adjustments such as sales return allowances. The sales increase was driven by the Asia Pacific (“APAC”) region, which increased by 189%, with ICL unit increase of 216%. The increase in the APAC region was driven by increased sales in China and Japan and increases in other areas in the APAC region, partially offset by decreased sales in India. The Europe, Middle East and Africa (“EMEA”) region sales decreased 1%, with ICL units down 19%, mainly due to the current situation in the Middle East. Sales in the Middle East decreased 58% compared to the same period of last year. Excluding the impact of this decrease, EMEA region sales increased 12% and units increased 5%. The Americas region sales increased 12%, with ICL unit growth up 15%, primarily due to sales growth in the U.S. and Canada and Latin America. Changes in foreign currency unfavorably impacted net sales by $0.8 million.

Net sales for the six months ended July 3, 2026 increased 115.2% from the same period of 2025, primarily due to increased sales in China. The sales increase was driven by the APAC region, which increased by 203%, with ICL unit increase of 221%. The increase in the APAC region was driven by increased sales in China, Japan and Korea and increases in other areas in the APAC region, partially offset by decreased sales in India. The EMEA region sales decreased 2%, with ICL units down 15%, mainly due to the current situation in the Middle East. Sales in the Middle East decreased 52% compared to the same period of last year. Excluding the impact of this decrease, EMEA region sales increased 10% and units increased 8%. The Americas region sales increased 19%, with ICL unit growth up 21%, primarily due to sales growth in the U.S. and Canada and Latin America. Changes in foreign currency favorably impacted net sales by $0.4 million.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	July 3, 2026	June 27, 2025	2026 vs. 2025		July 3, 2026	June 27, 2025	2026 vs. 2025
Gross profit	$69,727	$32,799	—	*	$138,586	$60,804	—	*
Gross profit margin	74.5%	74.0%			74.1%	70.0%

* Denotes change is greater than +100%.

Gross profit for the three and six months ended July 3, 2026 increased 112.6% and 127.9%, respectively, from the same periods of 2025. Gross profit margin increased to 74.5% of revenue for the three months ended July 3, 2026 compared to 74.0% of revenue for the three months ended June 27, 2025 and increased to 74.1% of revenue for the six months ended July 3, 2026 compared to 70.0% for the six months ended June 27, 2025, due to the elimination of period costs related to the ramp-up of manufacturing in Switzerland, a reduction in Advanced Manufacturing expenses as a result of our cost reductions implemented during the three months ended March 28, 2025, lower inventory provisions, and decreased freight and other cost of sales as a percentage of sales. This was partially offset by higher per unit manufacturing costs resulting from lower production volume in 2025 and increased tariff expense on U.S.-manufactured product sold to China. Gross margin will continue to be impacted by tariffs until we can supply 100% of EVO and EVO+ ICL lenses for China from Switzerland, which should happen by the end of 2026.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2026	June 27, 2025	2026 vs. 2025	July 3, 2026	June 27, 2025	2026 vs. 2025
General and administrative expense	$22,739	$20,969	8.4%	$39,761	$45,427	(12.5)%
Percentage of sales	24.3%	47.3%		21.3%	52.3%

General and administrative expenses for the three months ended July 3, 2026 increased 8.4% from the same period of 2025 due to increased amortization of our cloud-based software and outside services associated with supporting our ERP system, partially offset by decreased salary-related and payroll tax expenses and bonus and stock-based compensation expenses.

General and administrative expenses for the six months ended July 3, 2026 decreased 12.5% from the same period of 2025 due to decreased bonus and stock-based compensation expenses, salary-related and payroll tax expenses and outside services, partially offset by increased amortization of our cloud-based software.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2026	June 27, 2025	2026 vs. 2025	July 3, 2026	June 27, 2025	2026 vs. 2025
Selling and marketing expense	$26,944	$26,283	2.5%	$51,453	$53,228	(3.3)%
Percentage of sales	28.8%	59.3%		27.5%	61.2%

Selling and marketing expenses for the three months ended July 3, 2026 increased 2.5% from the same period of 2025 due to severance expenses tied to headcount reductions in Global Marketing, partially offset by decreased salary-related and payroll tax expenses.

Selling and marketing expenses for the six months ended July 3, 2026 decreased 3.3% from the same period of 2025 due to decreased advertising and promotional activities, salary-related and payroll tax expenses and trade shows and sales meeting expenses, partially offset by severance expenses tied to headcount reductions in Global Marketing, increased stock-based compensation expenses and bonus, and bad debt expense.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2026	June 27, 2025	2026 vs. 2025	July 3, 2026	June 27, 2025	2026 vs. 2025
Research and development expense	$9,943	$10,263	(3.1)%	$19,868	$21,602	(8.0)%
Percentage of sales	10.6%	23.2%		10.6%	24.9%

Research and development expenses for the three months ended July 3, 2026 decreased 3.1% from the same period of 2025, due mainly to decreased salary-related and payroll tax expenses. Research and development expenses for the six months ended July 3, 2026 decreased 8.0% from the same period of 2025, due mainly to decreased salary-related and payroll tax expense and clinical expenses.

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

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	July 3, 2026	June 27, 2025	2026 vs. 2025		July 3, 2026	June 27, 2025	2026 vs. 2025
Merger transaction and related costs	$—	$—	—	*	$6,743	$—	—	*
Percentage of sales	0.0%	0.0%			3.6%	0.0%

* Denotes change is greater than +100%.

Restructuring, Impairment and Related Charges

The following table presents our restructuring, impairment and related charges (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2026	June 27, 2025	2026 vs. 2025	July 3, 2026	June 27, 2025	2026 vs. 2025
Restructuring, impairment and related charges	$—	$5,248	(100.0)%	$2,681	$27,912	(90.4)%
Percentage of sales	0.0%	11.8%		1.4%	32.1%

In the first half of 2025, we took a number of steps to change our leadership team, realign our leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. In addition, in 2026, as a result of the Cooperation Agreement with Broadwood, we incurred additional restructuring related charges related to leadership realignment as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Severance and reduction in workforce	$—	$3,645	$1,614	$12,453
Consulting expenses	—	227	1,067	866
Impairment on leasehold improvements and machinery and equipment(1)	—	700	—	7,759
Impairment on real property right-of-use assets(2)	—	676	—	4,083
Impairment on internally developed software(1)	—	—	—	2,751
	$—	$5,248	$2,681	$27,912

(1)
The Company will no longer be using these assets.
(2)
The Company is actively pursuing subleasing opportunities.

Other Income, Net

The following table presents our other income, net (dollars in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2026	June 27, 2025	2026 vs. 2025	July 3, 2026	June 27, 2025	2026 vs. 2025
Other income, net	$923	$4,049	(77.2)%	$1,162	$6,964	(83.3)%
Percentage of sales	1.0%	9.1%		0.6%	8.0%

The decrease in other income, net for the three and six months ended July 3, 2026, was due mainly to higher foreign exchange losses and lower interest income.

Provision (Benefit) for Income Taxes

The following table presents our income tax provision (benefit) (dollars in thousands):

	Three Months Ended		Percentage Change		Six Months Ended		Percentage Change
	July 3, 2026	June 27, 2025	2026 vs. 2025		July 3, 2026	June 27, 2025	2026 vs. 2025
Provision (benefit) for income taxes	$2,966	$(9,103)	—	*	$5,978	$(9,378)	—	*

* Denotes change is greater than +100%.

The effective tax rates for the three months ended July 3, 2026 and June 27, 2025 were 26.9% and 35.1%, respectively, and were 31.1% and 11.7% for the six months ended July 3, 2026 and June 27, 2025, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. If our anticipated future cash flow from operating activities is insufficient to satisfy our future capital requirements in the long-term, we may need to seek additional capital. Our financial condition at July 3, 2026 and January 2, 2026 included the following (in thousands):

	July 3, 2026	January 2, 2026	2026 vs. 2025
Cash and cash equivalents	$148,579	$153,150	$(4,571)
Investments available for sale	32,910	34,386	(1,476)
Total	$181,489	$187,536	$(6,047)

Current assets	$342,353	$311,545	$30,808
Current liabilities	73,394	68,504	4,890
Working capital	$268,959	$243,041	$25,918

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

A summary of cash flows for the six months ended July 3, 2026 and June 27, 2025 was as follows (in thousands):

	Six Months Ended
	July 3, 2026	June 27, 2025
Cash flows from:
Operating activities	$(2,005)	$(32,983)
Investing activities	781	60,471
Financing activities	(3,195)	(5,488)
Effect of exchange rate changes	(152)	972
Net increase (decrease) in cash and cash equivalents	(4,571)	22,972
Cash and cash equivalents, at beginning of year	153,150	144,159
Cash and cash equivalents, at end of period	$148,579	$167,131

For the six months ended July 3, 2026, net cash used in operating activities consisted of $45.4 million in working-capital changes primarily related to changes in accounts receivable, partially offset by $30.1 million in non-cash items primarily related to stock-based compensation, provision for sales returns and credit losses and depreciation of property, plant and equipment and $13.3 million in net income. For the six months ended June 27, 2025, net cash used in operating activities consisted of $71.0 million in net loss, partially offset by $24.7 million in in non-cash items primarily related to impairment on fixed assets and operating leases and stock-based compensation and $13.3 million in working-capital changes primarily related to changes in accounts receivable, partially offset by changes in inventory.

For the six months ended July 3, 2026, net cash provided by investing activities was $0.8 million which included $34.5 million of proceeds from the maturity and sale of investments AFS, partially offset by $32.7 million of purchases of investments AFS. For the six months ended June 27, 2025, net cash provided by investing activities was $60.5 million which included $78.4 million of proceeds from the maturity and sale of investments AFS, partially offset by $14.7 million in purchases of investments AFS.

For the six months ended July 3, 2026, net cash used in financing activities was $3.2 million which consisted of $4.6 million to repurchase employee common stock for taxes withheld, partially offset by $1.4 million of proceeds from the exercise of stock options. For the six months ended June 27, 2025, net cash used in financing activities was $5.5 million which primarily consisted of $4.5 million of repurchases of common stock and $1.4 million to repurchase employee common stock for taxes withheld.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended July 3, 2026, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 2, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings, claims, regulatory actions and other matters arising in the normal course of business. These legal proceedings, claims, regulatory actions and other matters may relate to, among other things, contractual rights and obligations, vendor and distributor relationships, employment matters, and claims of product liability or medical device quality compliance. The Company maintains insurance coverage for various matters, including product liability and certain securities claims. While the Company does not believe that any of the claims known is likely to have a material adverse effect on the Company’s financial condition or results of operations, new claims or unexpected results of existing claims could lead to significant financial harm.

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

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended July 3, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated:

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

10.1

Amendment No. 2 to the STAAR Surgical Company Amended and Restated Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on June 22, 2026).

10.2

President and CEO Offer Letter, effective August 4, 2026, by and between the Company and Warren Foust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 6, 2026).

10.3	*	Performance Stock Option Grant Notice and Stock Option Agreement by and between the Company and Warren Foust.

10.4	*	Performance Stock Option Grant Notice and Stock Option Agreement by and between the Company and Warren Foust.

10.5	*	Performance Stock Option Grant Notice and Stock Option Agreement by and between the Company and Deborah Andrews.

31.1	*	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended July 3, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2026, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	August 12, 2026	By:	/s/ DEBORAH ANDREWS
Deborah Andrews
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)