Form 10-Q
period 2026-10-02
STAAR SURGICAL CO
filed 2026-11-04
CIK 718937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2026

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

The registrant has 50,201,819 shares of common stock, par value $0.01 per share, outstanding as of October 30, 2026.

STAAR SURGICAL COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	October 2, 2026	January 2, 2026
ASSETS
Current assets:
Cash and cash equivalents	$133,610	$153,150
Investments available for sale (amortized cost basis of $72,919 and $34,385 at October 2, 2026 and January 2, 2026, respectively)	72,804	34,386
Accounts receivable trade, net of allowance for credit losses of $720 and $83 at October 2, 2026 and January 2, 2026, respectively	86,528	50,064
Inventories, net	45,017	55,496
Prepayments, deposits and other current assets	15,471	18,449
Total current assets	353,430	311,545
Property, plant and equipment, net	68,525	73,323
Operating lease right-of-use assets, net	26,163	29,609
Cloud-based software	33,063	30,700
Goodwill	1,786	1,786
Deferred income taxes	1,030	3,365
Other assets	1,159	1,350
Total assets	$485,156	$451,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,249	$11,574
Obligations under operating leases	5,943	5,872
Allowance for sales returns	10,223	10,199
Other current liabilities	45,126	40,859
Total current liabilities	75,541	68,504
Obligations under operating leases	27,701	32,481
Asset retirement obligations	45	45
Deferred rent	89	89
Pension liability	5,651	6,375
Total liabilities	109,027	107,494
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000 shares authorized: 50,577 shares issued and 50,201 shares outstanding at October 2, 2026 and 49,779 shares issued and 49,403 shares outstanding at January 2, 2026	506	498
Additional paid-in capital	517,381	504,682
Treasury stock, 376 and 376 shares at October 2, 2026 and January 2, 2026, respectively	(6,461)	(6,461)
Accumulated other comprehensive loss	(6,112)	(6,511)
Accumulated deficit	(129,185)	(148,024)
Total stockholders’ equity	376,129	344,184
Total liabilities and stockholders’ equity	$485,156	$451,678

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net sales	$83,411	$94,732	$270,468	$181,641
Cost of sales	24,276	16,857	72,747	42,962
Gross profit	59,135	77,875	197,721	138,679
Selling, general and administrative expenses:
General and administrative	18,899	20,763	58,660	66,190
Selling and marketing	24,316	23,461	75,769	76,689
Research and development	10,461	9,209	30,329	30,811
Merger transaction and related costs	—	5,926	6,743	5,926
Restructuring, impairment and related charges	—	26	2,681	27,938
Total selling, general and administrative expenses	53,676	59,385	174,182	207,554
Operating income (loss)	5,459	18,490	23,539	(68,875)
Other income (expense), net:
Interest income, net	1,175	790	3,021	3,522
Gain (loss) on foreign currency transactions	(42)	(843)	(1,563)	3,138
Other income, net	388	353	1,225	604
Total other income, net	1,521	300	2,683	7,264
Income (loss) before income taxes	6,980	18,790	26,222	(61,611)
Provision for income taxes	1,405	9,906	7,383	528
Net income (loss)	$5,575	$8,884	$18,839	$(62,139)
Net income (loss) per share:
Basic	$0.11	$0.18	$0.37	$(1.26)
Diluted	$0.11	$0.18	$0.37	$(1.26)
Weighted average shares outstanding:
Basic	50,542	49,633	50,257	49,499
Diluted	51,449	50,549	51,402	49,499

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net income (loss)	$5,575	$8,884	$18,839	$(62,139)
Other comprehensive income (loss):
Defined benefit plans:
Net change in plan assets	876	(514)	764	(184)
Reclassification into other income (expense), net	(6)	17	(18)	49
Investments available for sale:
Change in unrealized gain (loss)	(101)	3	(117)	11
Reclassification into other income (expense), net	—	1	—	2
Foreign currency translation gain (loss)	244	(639)	(238)	866
Tax effect	(158)	250	8	(240)
Other comprehensive income (loss), net of tax	855	(882)	399	504
Comprehensive income (loss)	$6,430	$8,002	$19,238	$(61,635)

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
Balance, at July 3, 2026	50,499	$505	$513,081	(376)	$(6,461)	$(6,967)	$(134,760)	$365,398
Net income	—	—	—	—	—	—	5,575	5,575
Other comprehensive income	—	—	—	—	—	855	—	855
Stock-based compensation	—	—	5,620	—	—	—	—	5,620
Repurchase of employee common stock for taxes withheld	(53)	—	(1,320)	—	—	—	—	(1,320)
Vested restricted and performance stock units	131	1	—	—	—	—	—	1
Balance, at October 2, 2026	50,577	$506	$517,381	(376)	$(6,461)	$(6,112)	$(129,185)	$376,129

Balance, at June 27, 2025	49,546	$495	$484,801	(261)	$(4,479)	$(5,645)	$(138,599)	$336,573
Net income	—	—	—	—	—	—	8,884	8,884
Other comprehensive loss	—	—	—	—	—	(882)	—	(882)
Common stock issued upon exercise of options	157	1	2,963	—	—	—	—	2,964
Stock-based compensation	—	—	8,222	—	—	—	—	8,222
Repurchase of common stock	—	—	—	(115)	(1,982)	—	—	(1,982)
Repurchase of employee common stock for taxes withheld	(2)	—	—	—	—	—	—	—
Vested restricted and performance stock units	29	1	—	—	—	—	—	1
Balance, at September 26, 2025	49,730	$497	$495,986	(376)	$(6,461)	$(6,527)	$(129,715)	$353,780

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
Balance, at January 2, 2026	49,779	$498	$504,682	(376)	$(6,461)	$(6,511)	$(148,024)	$344,184
Net income	—	—	—	—	—	—	18,839	18,839
Other comprehensive income	—	—	—	—	—	399	—	399
Common stock issued upon exercise of options	88	1	1,407	—	—	—	—	1,408
Stock-based compensation	—	—	17,221	—	—	—	—	17,221
Repurchase of employee common stock for taxes withheld	(235)	(2)	(5,929)	—	—	—	—	(5,931)
Vested restricted and performance stock units	945	9	—	—	—	—	—	9
Balance, at October 2, 2026	50,577	$506	$517,381	(376)	$(6,461)	$(6,112)	$(129,185)	$376,129

Balance, at December 27, 2024	49,294	$493	$471,449	—	$—	$(7,031)	$(67,576)	$397,335
Net loss	—	—	—	—	—	—	(62,139)	(62,139)
Other comprehensive income	—	—	—	—	—	504	—	504
Common stock issued upon exercise of options	210	2	3,349	—	—	—	—	3,351
Stock-based compensation	—	—	22,543	—	—	—	—	22,543
Repurchase of common stock	—	—	—	(376)	(6,461)	—	—	(6,461)
Repurchase of employee common stock for taxes withheld	(71)	(1)	(1,355)	—	—	—	—	(1,356)
Vested restricted and performance stock units	297	3	—	—	—	—	—	3
Balance, at September 26, 2025	49,730	$497	$495,986	(376)	$(6,461)	$(6,527)	$(129,715)	$353,780

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2026	September 26, 2025
Cash flows from operating activities:
Net income (loss)	$18,839	$(62,139)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	6,931	6,312
Amortization of cloud-based software	2,001	304
Non-cash operating lease expense	2,691	2,665
Impairment of fixed assets and operating lease right-of-use assets	—	14,593
Accretion/Amortization of investments available for sale	(502)	(55)
Deferred income taxes	2,434	(718)
Change in net pension liability	704	43
Loss on disposal of property and equipment	1	23
Stock-based compensation expense	16,900	21,975
Provision for sales returns and credit losses	665	975
Inventory provision	4,493	3,261
Changes in working capital:
Accounts receivable	(37,133)	18,004
Inventories	6,254	(12,449)
Prepayments, deposits, and other assets	2,269	1,051
Cloud-based software	(4,363)	(11,064)
Accounts payable	2,414	(7,911)
Other current and non-current liabilities	712	(5,186)
Net cash provided by (used in) operating activities	25,310	(30,316)
Cash flows from investing activities:
Acquisition of property and equipment	(1,872)	(4,143)
Purchase of investments available for sale	(81,947)	(26,464)
Proceeds from maturity of investments available for sale	40,532	92,984
Proceeds from sale of investments available for sale	3,400	3,377
Net cash provided by (used in) investing activities	(39,887)	65,754
Cash flows from financing activities:
Repayment of finance lease obligations	—	(42)
Repurchase of common stock	—	(6,461)
Repurchase of employee common stock for taxes withheld	(5,931)	(1,356)
Proceeds from the exercise of stock options	1,408	3,351
Proceeds from vested restricted and performance stock units	9	3
Net cash used in financing activities	(4,514)	(4,505)
Effect of exchange rate changes on cash and cash equivalents	(449)	1,063
Increase (decrease) in cash and cash equivalents	(19,540)	31,996
Cash and cash equivalents, at beginning of the year	153,150	144,159
Cash and cash equivalents, at end of the period	$133,610	$176,155

See accompanying notes to the condensed consolidated financial statements.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Accounting Policies

STAAR Surgical Company, a Delaware corporation, was first incorporated in 1982, and together with its subsidiaries designs, develops, manufactures, and sells implantable lenses for the eye and accessory delivery systems used to deliver the lenses into the eye. The accompanying Condensed Consolidated Financial Statements present the financial position, results of operations, and cash flows of STAAR Surgical Company and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. In accordance with those rules and regulations, certain information and footnote disclosures normally included in the Annual Financial Statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of January 2, 2026 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2026.

The Condensed Consolidated Financial Statements for the three and nine months ended October 2, 2026 and September 26, 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended October 2, 2026 and September 26, 2025, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Each of the Company’s fiscal reporting periods ends on the Friday nearest to the quarter ending date and generally consists of 13 weeks. Unless the context indicates otherwise “we,” “us,” the “Company,” and “STAAR” refer to STAAR Surgical Company and its consolidated subsidiaries.

Restructuring, Impairment and Related Charges

In the first half of 2025, the Company took a number of steps to change its leadership team, realign its leadership structure to better address market needs, reduce costs and discretionary spending, and better position the Company to return to sustainable growth. In addition, as a result of the termination of the Agreement and Plan of Merger (the “Merger Agreement”) with Alcon Research, LLC, a Delaware limited liability company (“Alcon”) in January 2026 and the entry into a letter agreement (the “Cooperation Agreement”) with Broadwood Partners, L.P. and its affiliates (“Broadwood”), the Company incurred additional restructuring related charges due to leadership realignment. Restructuring, impairment and related charges were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Severance and reduction in workforce(1)	$—	$18	$1,614	$12,471
Consulting expenses	—	8	1,067	874
Impairment on leasehold improvements and machinery and equipment(2)	—	—	—	7,759
Impairment on real property right-of-use assets(3)	—	—	—	4,083
Impairment on internally developed software(2)	—	—	—	2,751
	$—	$26	$2,681	$27,938

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
The Company is actively pursuing subleasing opportunities, see Note 8 – Operating Leases.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 1 — Basis of Presentation and Significant Accounting Policies (Continued)

Merger Transactions and Related Costs

In connection with the proposed merger with Alcon and the Cooperation Agreement, the Company incurred professional service expenses of $6,743,000 for the nine months ended October 2, 2026. The Cooperation Agreement provided for the reimbursement of certain reasonable out-of-pocket fees and expenses to Broadwood, Yunqi Capital and Defender Capital related to the merger with Alcon. See Note 16 – Related Party Transactions.

Vendor Concentration

There were two vendors that accounted for over 34% and 30% of the Company’s consolidated accounts payable as of October 2, 2026 and January 2, 2026, respectively. There was one vendor that accounted for over 10% of the Company’s consolidated purchases for the three months ended October 2, 2026.

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

The measure of segment assets is reported on the balance sheet as total consolidated assets and the expenditures for additions to long-lived assets, and depreciation and amortization expense is consistent with those presented on the Condensed Consolidated Statement of Cash Flows.

See Note 14 – Disaggregation of Sales, Geographic Sales and Product Sales and Note 15 – Geographic Assets for specific information regarding the Company’s sales and long-lived assets.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure also would include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company previously disclosed that it had adopted the annual disclosure requirements of ASU 2024-03 at the beginning of fiscal year 2026 and would adopt the interim disclosure requirements beginning in fiscal year 2027. The Company has since determined to adopt the annual disclosure requirements and interim disclosure requirements as of their effective dates under ASU 2024-03 and therefore will adopt the annual disclosure requirements at the beginning of fiscal year 2027 and the interim disclosure requirements beginning in fiscal year 2028.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale

Investments available for sale (“AFS”) and the related fair value measurement consisted of the following (in thousands):

	October 2, 2026
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$18,803	$—	$(29)	$18,774	$—	$18,774
Certificates of deposit	3,077	—	(5)	3,072	—	3,072
U.S. Treasury securities	11,944	—	(3)	11,941	11,941	—
Corporate debt securities	39,095	—	(78)	39,017	—	39,017
Total investments AFS	$72,919	$—	$(115)	$72,804	$11,941	$60,863

	January 2, 2026
					Fair Value Measurements
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Level 1	Level 2
Commercial paper	$14,682	$1	$(1)	$14,682	$—	$14,682
Certificates of deposit	816	—	—	816	—	816
U.S. Treasury securities	990	—	—	990	990	—
Corporate debt securities	17,897	3	(2)	17,898	—	17,898
Total investments AFS	$34,385	$4	$(3)	$34,386	$990	$33,396

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

The Company assessed each debt security in a gross unrealized loss position to determine whether the decline in fair value below amortized cost was a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the debt security, the Company’s intent to sell and whether it is more-likely-than-not that the Company will not be required to sell the debt security before the recovery of the amortized cost basis. There has been no allowance for expected credit losses recorded for the three and nine months ended October 2, 2026 and September 26, 2025.

The following table shows the fair value of investments AFS by contractual maturity (in thousands):

	As of October 2, 2026
	Within one year	After one year through five years	Total
Commercial paper	$18,774	$—	$18,774
Certificates of deposit	3,072	—	3,072
U.S. Treasury securities	11,941	—	11,941
Corporate debt securities	39,017	—	39,017
Total investments AFS	$72,804	$—	$72,804

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 — Investments Available for Sale (Continued)

During the nine months ended October 2, 2026, several of the Company’s investments AFS with an aggregate fair value of $3,400,000 were subject to early redemption. The Company recognized a gain upon redemption of less than $1,000 for the nine months ended October 2, 2026. During the nine months ended September 26, 2025, several of the Company’s investments AFS with an aggregate fair value of $3,377,000 were subject to early redemption. The Company recognized a gain upon redemption of $2,000 for the nine months ended September 26, 2025.

Note 3 — Inventories

Inventories, net are stated at the lower of cost and net realizable value, determined on a first-in, first-out basis and consisted of the following (in thousands):

	October 2, 2026	January 2, 2026
Raw materials and purchased parts	$12,336	$10,238
Work in process	6,649	8,514
Finished goods(1)	29,590	39,673
Total inventories, gross	48,575	58,425
Less inventory reserves	(3,558)	(2,929)
Total inventories, net	$45,017	$55,496

(1)
Finished goods inventory includes consigned inventory of $2,827,000 and $9,619,000 for October 2, 2026 and January 2, 2026, respectively. See also Note 14 – Disaggregation of Sales, Geographic Sales and Product Sales to the Condensed Consolidated Financial Statements for further details.

Note 4 — Prepayments, Deposits, and Other Current Assets

Prepayments, deposits, and other current assets consisted of the following (in thousands):

	October 2, 2026	January 2, 2026
Prepayments and deposits	$5,147	$8,229
Prepaid insurance	1,119	3,269
Prepaid income taxes	758	1,917
Cloud-based software	3,793	418
Value added tax (VAT) receivable	3,844	4,249
Other(1)	810	367
Total prepayments, deposits and other current assets	$15,471	$18,449

(1)
No individual category in “Other” exceeds 5% of the total prepayments, deposits and other current assets.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 — Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	October 2, 2026	January 2, 2026
Machinery and equipment	$51,285	$45,137
Computer equipment and software	12,578	10,525
Furniture and fixtures	7,527	7,483
Leasehold improvements	24,623	19,403
Construction in process	18,724	30,340
Total property, plant and equipment, gross	114,737	112,888
Less accumulated depreciation	(46,212)	(39,565)
Total property, plant and equipment, net	$68,525	$73,323

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, during the nine months ended September 26, 2025, the Company recognized fixed asset impairment expense of $7,759,000, primarily on leasehold improvements and machinery and equipment as the Company will no longer be using these assets. The Company also recognized impairment during the nine months ended September 26, 2025 of $2,751,000 for internally developed software that the Company will no longer be using as it transitions to a cloud-based software solution. These amounts are recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations.

Construction in process primarily consists of the build out and validation of machinery and equipment.

The Company recorded depreciation expense in the following categories as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Cost of sales	$960	$750	$2,771	$2,390
General and administrative	1,081	874	3,012	2,790
Selling and marketing	196	176	568	525
Research and development	197	200	580	570
Total depreciation expense	$2,434	$2,000	$6,931	$6,275

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

	October 2, 2026	January 2, 2026
Capitalized cloud-based software	$39,266	$31,527
Less accumulated amortization	(2,410)	(409)
Total capitalized cloud-based software, net	$36,856	$31,118

Capitalized cloud-based software included in prepayments, deposits and other current assets	$3,793	$418
Capitalized cloud-based software	$33,063	$30,700

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 — Cloud-Based Software (Continued)

Activity related to cloud-based software was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Additions to cloud-based software	$2,693	$3,963	$7,739	$11,064
Amortization of cloud-based software	948	104	2,001	304
Capitalized software placed into service	—	—	33,699	2,035

Note 7 — Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	October 2, 2026	January 2, 2026
Accrued salaries and wages	$16,247	$12,981
Accrued bonuses	7,346	9,424
Severance payable(1)	1,035	894
Income taxes payable	3,385	1,304
Marketing obligations	3,333	3,397
Other(2)	13,780	12,859
Total other current liabilities	$45,126	$40,859

(1)
As discussed in Note 1, during the nine months ended October 2, 2026, the Company recognized costs in connection with its leadership realignment and related efforts. Of these costs, a total of $1,614,000 was recognized for severance costs related to leadership realignment. This amount is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations. A majority of these severance payments will be paid monthly through mid-2027.
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

	October 2, 2026	January 2, 2026
Machinery and equipment	$878	$773
Computer equipment and software	68	413
Real property	38,875	39,824
Operating lease right-of-use assets, gross	39,821	41,010
Less accumulated amortization	(13,658)	(11,401)
Operating lease right-of-use assets, net	$26,163	$29,609

Current operating lease obligations	$5,943	$5,872
Long-term operating lease obligations	27,701	32,481
Total operating lease liability	$33,644	$38,353
Weighted-average remaining lease term (in years)	6.1	6.7
Weighted-average discount rate	6.52%	6.33%

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 — Operating Leases (Continued)

As discussed in Note 1, during the nine months ended September 26, 2025, the Company recognized impairment on real property right-of-use assets of $4,083,000. The impairment relates to the Company’s decision to exit several of its leased properties, for which the Company has obtained a subtenant for one of its properties and is actively pursuing subleasing the remaining properties. The impairment was determined based on market comparables of similar subleased properties. The impairment is recorded in Restructuring, impairment and related charges on the Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Operating lease cost	$2,001	$1,757	$6,154	$5,704
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows	2,353	1,724	6,378	5,037
Right-of-use assets obtained in exchange for new operating lease liabilities	82	91	855	2,024

Future Maturities of Lease Liabilities

Estimated future maturities of lease liabilities under operating leases having initial or remaining non-cancelable lease terms more than one year as of October 2, 2026 is as follows (in thousands):

As of October 2, 2026 12 Months Ended	Operating Leases
September 2027	$7,968
September 2028	6,945
September 2029	7,041
September 2030	6,319
September 2031	5,216
Thereafter	8,328
Total future minimum lease payments	41,817
Less amounts representing interest	(8,173)
Total lease liability	$33,644

Note 9 — Income Taxes

The Company recorded an income tax provision as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Provision for income taxes	$1,405	$9,906	$7,383	$528

The effective tax rates for the three months ended October 2, 2026 and September 26, 2025 were 20.1% and 52.7%, respectively, and were 28.2% and (0.9)% for the nine months ended October 2, 2026 and September 26, 2025, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended October 2, 2026 and September 26, 2025, respectively, primarily due to the income tax expense generated in foreign jurisdictions.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 — Defined Benefit Pension Plans

The Company has defined benefit plans covering employees of its Switzerland and Japan operations. The following table summarizes the components of net periodic pension cost recorded for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Service cost(1)	$440	$451	$1,347	$1,291
Interest cost(2)	97	66	283	191
Expected return on plan assets(2)	(173)	(145)	(505)	(419)
Prior service cost/(credit)(2),(3)	(54)	332	(164)	226
Settlement gain(2),(3)	—	(3)	—	(11)
Actuarial gain/(loss) recognized in current period(2),(3)	48	(312)	146	(166)
Net periodic pension cost	$358	$389	$1,107	$1,112

(1)
Recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
(2)
Recognized in other income, net on the Condensed Consolidated Statements of Operations.
(3)
Amounts reclassified from accumulated other comprehensive income (loss).

The Company currently is not required to and does not make contributions to its Japan pension plan. The Company’s contributions to its Swiss pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Employer contribution	$360	$361	$1,076	$983

Note 11 — Stockholders’ Equity

Incentive Plan

The Company maintains an Amended and Restated Omnibus Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan allows for awards of stock options, performance stock options (“PSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other stock- and cash-based awards, including awards that are subject to service-based and performance-based vesting conditions. As of October 2, 2026, the Company had outstanding grants of stock options, PSOs, RSUs and PSUs.

Stock options granted under the Equity Plan are granted at fair market value on the date of grant, become exercisable generally over a three-year period, or as determined by the Board of Directors (the “Board”), and expire over periods not exceeding 10 years from the date of grant. Certain stock options and stock-based awards provide for accelerated vesting if there is a change in control and pre-established financial metrics are met (as defined in the Equity Plan). Grants of PSOs generally vest based on service, performance, or a combination of both. Grants of restricted stock outstanding under the Equity Plan generally vest over periods of one to three years. Grants of RSUs and PSUs outstanding under the Equity Plan generally vest based on service, performance, or a combination of both. On June 18, 2026, stockholders approved a proposal to increase the number of shares under the Equity Plan by 3,900,000 shares, for a total of 26,705,000 shares. As of October 2, 2026, there were 3,730,108 shares available for grant under the Equity Plan.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Stock-Based Compensation

The cost that has been charged against income for stock-based compensation is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Stock options	$793	$1,566	$2,794	$5,611
PSOs	203	—	203	—
Restricted stock	—	—	—	302
RSUs	2,495	3,382	7,880	9,690
PSUs	1,699	2,478	5,088	5,085
Nonemployee stock options	188	124	564	426
Nonemployee RSUs	139	608	371	861
Total stock-based compensation expense	$5,517	$8,158	$16,900	$21,975

The Company recorded stock-based compensation costs in the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Cost of sales	$296	$48	$806	$428
General and administrative	2,772	5,026	7,717	12,352
Selling and marketing	1,275	1,492	3,765	4,078
Research and development	1,174	1,592	4,612	5,117
Total stock-based compensation expense, net	5,517	8,158	16,900	21,975
Amounts capitalized as part of inventory	103	64	321	568
Total stock-based compensation expense, gross	$5,620	$8,222	$17,221	$22,543

As of October 2, 2026, total unrecognized compensation cost and the weighted-average period of recognition related to non-vested stock-based compensation arrangements were as follows (dollars in thousands):

	Unrecognized Compensation Costs	Weighted-Average Recognition Period (in Years)
Stock options	$3,936	1.9
PSOs	4,502	3.2
RSUs	17,870	1.9
PSUs	6,503	1.2
Total unrecognized stock-based compensation cost	$32,811	1.9

Assumptions

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model applying 15% estimated forfeiture rate based on historical forfeiture experience and applying the weighted-average assumptions noted in the following table. The fair value of each PSO is estimated on the date of grant using a Monte Carlo simulation model and applying the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of stock options granted is derived from the historical exercises and post-vesting cancellations and represents the period of time that stock options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve corresponding to the expected term at the time of the grant.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 — Stockholders’ Equity (Continued)

Assumptions (Continued)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	62%	60%	62%	60%
Risk-free interest rate	4.39%	3.83%	4.29%	4.07%
Expected term (in years)	4.86	5.05	4.86	5.05
Performance Stock Options
Expected dividend yield	0%	—	0%	—
Expected volatility	57%	—	57%	—
Risk-free interest rate	4.63%	—	4.63%	—
Expected term (in years)	5.96	—	5.96	—

Stock Options and Performance Stock Options

A summary of stock option and PSO activity under the Equity Plan for nine months ended October 2, 2026 is presented below:

	Stock Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 2, 2026	1,716	$44.85
Granted	504	25.75
Exercised	(88)	15.94
Forfeited or expired	(161)	41.68
Outstanding at October 2, 2026	1,971	$41.52	6.36	$1,223
Exercisable at October 2, 2026	1,385	$47.71	5.05	$1,065

Restricted Stock, Restricted Stock Units and Performance Stock Units

A summary of RSU and PSU activity under the Equity Plan for the nine months ended October 2, 2026 is presented below (shares in thousands):

	RSUs	PSUs
Unvested at January 2, 2026	1,459	802
Granted	594	423
Vested	(595)	(350)
Forfeited or expired	(307)	(141)
Unvested at October 2, 2026	1,151	734

Share Repurchase Program

In September 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common stock. During the quarter ended October 2, 2026, the Company did not repurchase any of its shares under the share repurchase program.

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

Note 13 — Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Numerator:
Net income (loss)	$5,575	$8,884	$18,839	$(62,139)
Denominator:
Weighted average common shares:
Common shares outstanding	50,542	49,633	50,257	49,499
Denominator for basic calculation	50,542	49,633	50,257	49,499
Weighted average effects of potentially diluted common stock:
Stock options	51	96	56	—
PSOs	—	—	—	—
RSUs	391	452	520	—
PSUs	465	368	569	—
Denominator for diluted calculation	51,449	50,549	51,402	49,499
Net income (loss) per share:
Basic	$0.11	$0.18	$0.37	$(1.26)
Diluted	$0.11	$0.18	$0.37	$(1.26)

Because the Company had a net loss for the nine months ended September 26, 2025, the number of diluted shares is equal to the number of basic shares. The following table sets forth potentially dilutive securities excluded from the computation of diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Stock options and PSOs	1,611	2,020	1,505	2,346
Restricted stock, RSUs and PSUs	69	1,076	33	803
Total	1,680	3,096	1,538	3,149

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

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Non-consignment sales	$75,498	$62,995	$231,910	$138,371
Consignment sales	7,913	31,737	38,558	43,270
Total net sales	$83,411	$94,732	$270,468	$181,641

In April 2025, in order to mitigate potential financial exposure from tariffs imposed by China, the Company negotiated and implemented consignment agreements with its two distributors in China and delivered consigned inventory to its distributors in advance of the implementation of tariffs and delivered additional consignment inventory throughout fiscal 2025. As this consigned inventory in China is purchased by the Company’s distributors, revenue associated with such consigned inventory are recorded as consignment sales. China consignment sales for the three and nine months ended October 2, 2026 were $5,547,000 and $27,701,000, respectively. China consignment sales were $27,969,000 and $30,754,000 for the three and nine months ended September 26, 2025, respectively.

The Company’s product is marketed and sold in more than 85 countries and its product is manufactured in the United States and Switzerland. Sales are attributed to countries based on locations of customers. The composition of the Company’s net sales to unaffiliated customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Domestic	$6,462	$5,632	$19,184	$16,726
Foreign:
China(1)	39,301	55,833	139,084	60,255
Japan	10,376	11,226	33,782	33,536
Other(2)	27,272	22,041	78,418	71,124
Total foreign sales	76,949	89,100	251,284	164,915
Total net sales	$83,411	$94,732	$270,468	$181,641

(1)
The China region includes sales into China and Hong Kong.
(2)
No other location individually exceeds 10% of the total net sales.

The Company’s China distributors accounted for 47% and 51% of net sales for the three and nine months ended October 2, 2026, respectively. The Company’s China distributors accounted for 59% and 33% of net sales for the three and nine months ended September 26, 2025. As of October 2, 2026, the Company’s China distributors accounted for 61% of consolidated trade receivables, and as of January 2, 2026, the Company’s China distributors accounted for 33% of consolidated trade receivables.

STAAR SURGICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 15 — Geographic Assets

The Company’s long-lived assets are located in the following geographical locations in which the Company operates. Other than the U.S. and Switzerland, no other geographic location exceeds 10% of each category of long-lived assets. The composition of the Company’s long-lived assets was as follows (in thousands):

	October 2, 2026
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$51,212	$16,974	$339	$68,525
Operating lease ROU assets, net	19,460	4,481	2,222	26,163
Cloud-based software	36,856	—	—	36,856
Total	$107,528	$21,455	$2,561	$131,544

	January 2, 2026
	U.S.	Switzerland	Other(1)	Total
Property, plant and equipment, net	$55,621	$17,311	$391	$73,323
Operating lease ROU assets, net	21,454	5,346	2,809	29,609
Cloud-based software	31,118	—	—	31,118
Total	$108,193	$22,657	$3,200	$134,050

(1)
No other location individually exceeds 10% of each category of long-lived assets.

Note 16 — Related Party Transactions

On January 14, 2026, following the termination of the Merger Agreement, STAAR entered into the Cooperation Agreement with Broadwood, and agreed, among other things, to increase the size of the Board from six to seven directors, accept the resignations of Mr. Farrell and Dr. Yeu from the Board, and appoint each of Messrs. Bradsher, LeBuhn and Wang (each a “New Director”) to the Board. Additionally, the Company agreed that the Board would nominate each New Director as a candidate for election as a director at the 2026 annual meeting of shareholders and that the size of the Board, until the conclusion of the 2027 annual meeting of shareholders, will not exceed seven directors. The Company also agreed to reimburse Broadwood, Yunqi Capital and Defender Capital for certain reasonable and documented out-of-pocket fees and expenses they have incurred. Each of Broadwood and Yunqi Capital were holders of more than 5% of the Company’s outstanding stock at the time the Company entered into the Cooperation Agreement. The Cooperation Agreement was reviewed and approved by the Company’s Board, and it reviewed and approved the payment of the fees and expenses incurred by Broadwood and Yunqi Capital. For the nine months ended October 2, 2026, the Company paid $5,036,000 to Broadwood, $962,000 to Yunqi Capital and $3,000 to Defender Capital, in accordance with the Cooperation Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created therein. In some cases readers can recognize forward-looking statements by the use of words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “believe,” “will,” “should,” “could,” “forecast,” “potential,” “continue,” “ongoing” (or the negative of those words and similar words or expressions), although not all forward-looking statements contain these words. Forward-looking statements include, without limitation, statements regarding the intent, belief or current expectations of the Company and its management regarding any of the following: demand for our Implantable Collamer® Lenses; the benefits of our leadership realignment and related efforts; the timing of and our ability to manufacture and supply 100% of EVO and EVO+ ICLs for China from Switzerland and statements regarding tariff-related impacts associated therewith; China macroeconomic conditions, procedure volumes, demand, and inventory levels; any projections of or guidance as to future earnings, revenue, sales, profit margins, expense rate, cash, effective tax rate, product mix, capital expense or any other financial items; the plans, strategies, and objectives of management for future operations or prospects for achieving such plans; potential outcomes and timing of the Company’s enterprise resource planning implementation; projections regarding production volumes in the U.S. and/or Switzerland; statements regarding new, existing, or improved products, including but not limited to, expectations for success of new, existing, and improved products in the U.S. or international markets or government approval of new or improved products; commercialization of new or improved products; future economic conditions or size of market opportunities globally; expected costs of operations; statements of belief, including as to achieving business plans for 2026 and beyond; expected regulatory activities and approvals, product launches, and any statements of assumptions underlying any of the foregoing.

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

Overview

STAAR Surgical Company designs, develops, manufactures, and sells implantable lenses for the eye and accessory delivery systems used to deliver the lenses into the eye. We are the leading manufacturer of phakic implantable lenses used worldwide in corrective or “refractive” surgery. We have been dedicated solely to ophthalmic surgery for over 40 years. Our goal is to position our refractive lenses throughout the world as primary and premium solutions for patients seeking visual freedom from wearing eyeglasses or contact lenses while achieving excellent visual acuity through refractive vision correction. We generate worldwide revenue almost exclusively from sales of our Implantable Collamer® Lenses, or “ICLs.” Our ICLs are made from Collamer, which is a proprietary collagen copolymer material created and exclusively used by STAAR to make our lenses soft, flexible and biocompatible with the eye. Our ICLs are phakic lenses, meaning that they are implanted into the eye without removing the eye’s natural crystalline lens. This distinguishes an ICL procedure from other refractive procedures, as it does not involve the removal of corneal eye tissue. All of our ICLs are foldable, which allows the surgeon to insert them into the eye through a small incision during minimally invasive surgery. Further, while ICLs are intended to be permanent, our ICLs are reversible lens implants, meaning they can be removed by a doctor if desired. We are also working to expand ICL adoption worldwide through partnerships and patient education. Finally, we are prioritizing investments in R&D, clinical proof and regulatory progress to expand beyond our core offering and bring meaningful new products to patients.

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

Business Environment and Factors Affecting Comparability

For the three months ended October 2, 2026, net sales were $83.4 million, compared with $94.7 million during the same period last year, a decrease of 12%. Third-quarter 2025 net sales included $25.9 million associated with delayed revenue recognition of an order placed and shipped in 2024 (the “December China Shipment”). Excluding that amount, the prior-year comparison base would have been $68.8 million, against which third-quarter 2026 net sales would have increased 21%.

Gross profit margin for the third quarter of 2026 was 70.9% of total net sales, compared to 82.2% in the prior-year quarter. The year-over-year decline was primarily driven by the recognition under U.S. GAAP, revenues for the $25.9 million December China Shipment in the third quarter of 2025 while corresponding costs for the December China Shipment were recognized in the fourth quarter of 2024, which therefore increased the third quarter of 2025 gross margin by 6.7%. Excluding this one-time item, reported gross margin in the third quarter of 2025 would have been 75.5% (the “Adjusted Third Quarter 2025 Gross Margin”).

Several temporary factors caused gross profit margin in the third quarter of 2026 to decline from the Adjusted Third Quarter of 2025 Gross Margin:

•
Higher manufacturing costs from low production volumes in the second quarter of 2026, caused by the rollout of the Company's new enterprise resource planning (“ERP”) system
•
Higher freight costs
•
Tariffs on U.S. goods produced for China
•
Higher inventory provisions for expiring inventory

As a result of these factors, we do not expect to achieve our target gross margin of 75% in 2026, although we do expect improvement in the fourth quarter of 2026. We expect gross margin to improve going forward for several reasons. First, we expect manufacturing costs to decrease as production volumes rise in both the U.S. and Switzerland. Second, freight costs will improve once certain ERP enhancements are introduced to enable us to consolidate shipments to customers. Third, all new ICLs for China were manufactured in Switzerland starting the third quarter of 2026, we expect tariff costs will decline. Finally, we expect expiring product to decrease from the levels we saw during the first nine months of 2026.

Selling, general and administrative expenses were $53.7 million in the third quarter of 2026, compared to $59.4 million in the third quarter of 2025. Excluding restructuring, impairment, and related charges of $6.0 million recorded in the previous year that were not repeated this year, third quarter of 2025 selling, general and administrative expenses would have been $53.4 million. Third quarter of 2026 selling, general and administrative expenses included year-over-year decreases driven primarily by lower variable compensation, partially offset by higher depreciation expense associated with the Company’s ERP system.

The ERP implementation represented a significant operational undertaking for the Company this year. As sales volumes grew, unforeseen operational challenges emerged that required extensive daily manual intervention from teams across the organization. Through these concentrated efforts, the Company successfully met its sales targets for the quarter. While certain implementation-related issues persist, the Company has developed and implemented a comprehensive remediation plan and anticipates resolving the most significant issues by the end of 2026. The Company expects to continue to invest and add functionality to its systems.

Net income for the third quarter of 2026 was $5.6 million or $0.11 per diluted share, down from net income of $8.9 million or $0.18 per diluted share for the prior year quarter. Net income in the prior year quarter was favorably affected by the December China Shipment, tax effected at $15.2 million. Excluding this impact, the net loss would have been $6.3 million or $(0.13) per diluted share. Cash and investments available for sale increased to $206.4 million at October 2, 2026 from $181.5 million at July 3, 2026, and we expect to continue to generate cash during the remainder of the year.

In September 2026, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. We did not repurchase any shares of our common stock under this share repurchase program during the third quarter of 2026.

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

Management believes that there have been no significant changes during the nine months ended October 2, 2026 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026.

Results of Operations

The following table shows the percentage of our total sales represented by certain items reflected in our Condensed Consolidated Statements of Income for the periods indicated.

	Percentage of Net Sales for
	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	29.1%	17.8%	26.9%	23.7%
Gross profit	70.9%	82.2%	73.1%	76.3%
General and administrative	22.7%	21.9%	21.7%	36.4%
Selling and marketing	29.2%	24.8%	28.0%	42.2%
Research and development	12.5%	9.7%	11.2%	17.0%
Merger transaction and related costs	0.0%	6.3%	2.5%	3.3%
Restructuring, impairment and related charges	0.0%	0.0%	1.0%	15.3%
Total selling, general and administrative	64.4%	62.7%	64.4%	114.2%
Operating income (loss)	6.5%	19.5%	8.7%	(37.9)%
Total other income, net	1.8%	0.3%	1.0%	4.0%
Income (loss) before income taxes	8.3%	19.8%	9.7%	(33.9)%
Provision for income taxes	1.7%	10.5%	2.7%	0.3%
Net income (loss)	6.6%	9.3%	7.0%	(34.2)%

Net Sales

The following table presents our net sales (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2026	September 26, 2025	2026 vs. 2025	October 2, 2026	September 26, 2025	2026 vs. 2025
Net sales	$83,411	$94,732	(12.0)%	$270,468	$181,641	48.9%

Three Months Ended October 2, 2026 Compared to the Three Months Ended September 26, 2025

Net sales for the three months ended October 2, 2026 decreased 12.0% from the same period of 2025. The decrease was due to the recognition of $25.9 million in net sales related to the previously disclosed December China Shipment in the prior period, which did not recur in the current period. The December China Shipment was paid in full during the three months ended September 26, 2025. Excluding the December China Shipment from the prior period, net sales would have increased 21.1%. The composition of our net sales is primarily related to ICL sales. Net sales also include sales of delivery system and normal recurring sales adjustments such as sales return allowances.

The sales decrease was driven by the Asia Pacific (“APAC”) region, which decreased 20%. Lower sales in China drove the decrease, due to the December China Shipment. In Japan, our second largest market, sales decreased 8% due to the impact of currency fluctuation. Excluding the effects of this impact, sales were essentially flat while units grew 1%. Sales in Korea also decreased due to weakness in demand. These decreases were partially offset by increases in Taiwan, India and other areas in the APAC region. Excluding the impact of the December China Shipment, APAC sales would have increased 20%.

Sales in the Europe, Middle East and Africa (“EMEA”) region increased 31%. The increase came mainly from higher sales in the EMEA direct and distributor markets, despite the current geopolitical situation in the Middle East. Sales in the Middle East decreased 2% during this period. Excluding the Middle East, the EMEA region sales increased 51%.

The Americas region sales increased 14%, primarily due to sales growth in the U.S. and Latin America.

Changes in foreign currency unfavorably impacted net sales by $1.0 million.

Nine Months Ended October 2, 2026 Compared to the Nine Months Ended September 26, 2025

Net sales for the nine months ended October 2, 2026 increased 48.9% from the same period of 2025, primarily due to increased sales in China. Net sales for the nine months ended September 26, 2025 included the December China Shipment, of which a payment of $1.6 million was received during the three months ended June 27, 2025 and the remaining $25.9 million was paid in full during the three months ended September 26, 2025. Excluding the December China Shipment from the prior period, net sales would have increased 75.5%.

Sales in the APAC region increased by 66% compared to the same period of 2025. Higher China, Taiwan, Japan and Korea and other APAC markets drove the increase. Lower sales in India partially offset these increases. Excluding the impact of the December China Shipment, APAC sales would have increased 112%.

The EMEA region sales increased 8% compared to the same period of 2025. The increase came from higher sales in EMEA direct markets. The increase was partially offset by lower sales in the EMEA distributor markets, mostly in the Middle East due to the current geopolitical situation in the region. Sales in the Middle East decreased 30% during this period. Excluding the Middle East, EMEA region sales increased 20%.

The Americas region sales increased 17%, primarily due to sales growth in the U.S. and Canada and Latin America.

Changes in foreign currency unfavorably impacted net sales by $0.6 million.

Gross Profit

The following table presents our gross profit and gross profit margin (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2026	September 26, 2025	2026 vs. 2025	October 2, 2026	September 26, 2025	2026 vs. 2025
Gross profit	$59,135	$77,875	(24.1)%	$197,721	$138,679	42.6%
Gross profit margin	70.9%	82.2%		73.1%	76.3%

Gross profit for the three months ended October 2, 2026 decreased 24.1% from the same period of 2025. Gross profit margin decreased to 70.9% of revenue for the three months ended October 2, 2026 compared to 82.2% of revenue for the three months ended September 26, 2025. Gross profit for the nine months ended October 2, 2026 increased 42.6% from the same period of 2025. Gross profit margin decreased to 73.1% of revenue for the nine months ended October 2, 2026 compared to 76.3% for the nine months ended September 26, 2025.

Gross profit and gross profit margin were partially affected by when the December China Shipment’s net sales and cost of sales were recognized. Its cost of sales was recognized in December 2024, when the product shipped. Its net sales were recognized at a 100% gross margin when payment was received: $1.6 million was received during the three months ended June

27, 2025 and the remaining $25.9 million during the three months ended September 26, 2025. Excluding the December China Shipment, gross profit would have been $52.0 million for the three months ended September 26, 2025 and $111.2 million for the nine months ended September 26, 2025. Gross profit margin would have been 75.5% for the three months ended September 26, 2025 and 72.1% for the nine months ended September 26, 2025. Excluding the December China Shipment, gross profit margin would have decreased for the three months ended October 2, 2026 and increased for the nine months ended October 2, 2026 compared to the same periods of 2025.

For the nine months ended October 2, 2026 two factors helped gross profit and gross profit margin compared to the same period of 2025:

•
Period costs related to the ramp-up of manufacturing in Switzerland were eliminated.
•
Advanced Manufacturing expenses were lower as a result of our cost reductions implemented during the three months ended March 28, 2025.

For both the three and nine months ended October 2, 2026, several factors hurt gross profit and gross profit margin compared to the same periods of 2025:

•
Per unit manufacturing costs were higher because of lower production volume in 2025.
•
Per unit manufacturing costs were higher for product made in Switzerland and sold to China.
•
Tariff expense was higher on product made in the U.S. and sold to China.
•
Inventory provisions increased.

We expect tariffs will continue to affect gross profit margin until we can supply 100% of EVO and EVO+ICL lenses for China from inventory produced in Switzerland. Although all new ICL’s for China were manufactured in Switzerland starting the third quarter of 2026, any U.S. product in inventory and sold to China will continue to be subject to tariffs.

General and Administrative Expense

The following table presents our general and administrative expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2026	September 26, 2025	2026 vs. 2025	October 2, 2026	September 26, 2025	2026 vs. 2025
General and administrative expense	$18,899	$20,763	(9.0)%	$58,660	$66,190	(11.4)%
Percentage of sales	22.7%	21.9%		21.7%	36.4%

General and administrative expenses for the three months ended October 2, 2026 decreased 9.0% from the same period of 2025 due to decreased bonus and stock-based compensation expenses, partially offset by increased amortization of our cloud-based software and outside services associated with supporting our ERP system.

General and administrative expenses for the nine months ended October 2, 2026 decreased 11.4% from the same period of 2025 due to decreased bonus and stock-based compensation expenses and salary-related and payroll tax expenses, partially offset by increased amortization of our cloud-based software.

Selling and Marketing Expense

The following table presents our selling and marketing expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2026	September 26, 2025	2026 vs. 2025	October 2, 2026	September 26, 2025	2026 vs. 2025
Selling and marketing expense	$24,316	$23,461	3.6%	$75,769	$76,689	(1.2)%
Percentage of sales	29.2%	24.8%		28.0%	42.2%

Selling and marketing expenses for the three months ended October 2, 2026 increased 3.6% from the same period of 2025 due to increased amortization of our cloud-based software and outside services associated with supporting our ERP system and advertising and promotional activities, partially offset by decreased bonus and stock-based compensation expenses.

Selling and marketing expenses for the nine months ended October 2, 2026 decreased 1.2% from the same period of 2025 due to decreased advertising and promotional activities, salary-related and payroll tax expenses and trade shows and sales meeting expenses, partially offset by increased amortization of our cloud-based software and outside services associated with supporting our ERP system, severance expenses tied to headcount reductions in Global Marketing and bad debt expense.

Research and Development Expense

The following table presents our research and development expenses (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2026	September 26, 2025	2026 vs. 2025	October 2, 2026	September 26, 2025	2026 vs. 2025
Research and development expense	$10,461	$9,209	13.6%	$30,329	$30,811	(1.6)%
Percentage of sales	12.5%	9.7%		11.2%	17.0%

Research and development expenses for the three months ended October 2, 2026 increased 13.6% from the same period of 2025, due mainly to increased amortization of our cloud-based software and outside services associated with supporting our ERP system, salary-related and payroll tax expenses, and other clinical and medical affairs outside service expenses.

Research and development expenses for the nine months ended October 2, 2026 decreased 1.6% from the same period of 2025, due mainly to decreased salary-related and payroll tax expense, clinical expenses and bonus and stock-based compensation, partially offset by increased amortization of our cloud-based software and outside services associated with supporting our ERP system.

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

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2026	September 26, 2025	2026 vs. 2025	October 2, 2026	September 26, 2025	2026 vs. 2025
Merger transaction and related costs	$—	$5,926	(100.0)%	$6,743	$5,926	13.8%
Percentage of sales	0.0%	6.3%		2.5%	3.3%

Restructuring, Impairment and Related Charges

The following table presents our restructuring, impairment and related charges (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2026	September 26, 2025	2026 vs. 2025	October 2, 2026	September 26, 2025	2026 vs. 2025
Restructuring, impairment and related charges	$—	$26	(100.0)%	$2,681	$27,938	(90.4)%
Percentage of sales	0.0%	0.0%		1.0%	15.3%

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

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Severance and reduction in workforce	$—	$18	$1,614	$12,471
Consulting expenses	—	8	1,067	874
Impairment on leasehold improvements and machinery and equipment(1)	—	—	—	7,759
Impairment on real property right-of-use assets(2)	—	—	—	4,083
Impairment on internally developed software(1)	—	—	—	2,751
	$—	$26	$2,681	$27,938

(1)
The Company will no longer be using these assets.
(2)
The Company is actively pursuing subleasing opportunities.

Other Income, Net

The following table presents our other income, net (dollars in thousands):

	Three Months Ended		Percentage Change		Nine Months Ended		Percentage Change
	October 2, 2026	September 26, 2025	2026 vs. 2025		October 2, 2026	September 26, 2025	2026 vs. 2025
Other income, net	$1,521	$300	—	*	$2,683	$7,264	(63.1)%
Percentage of sales	1.8%	0.3%			1.0%	4.0%

* Denotes change is greater than +100%.

The increase in other income, net for the three months ended October 2, 2026, was due mainly to lower foreign exchange losses and higher interest income. The decrease in other income, net for the nine months ended October 2, 2026, was due to higher foreign exchange losses and lower interest income.

Provision for Income Taxes

The following table presents our income tax provision (dollars in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2026	September 26, 2025	2026 vs. 2025	October 2, 2026	September 26, 2025	2026 vs. 2025
Provision for income taxes	$1,405	$9,906	(85.8)%	$7,383	$528	—	*

* Denotes change is greater than +100%.

The effective tax rates for the three months ended October 2, 2026 and September 26, 2025 were 20.1% and 52.7%, respectively, and were 28.2% and (0.9)% for the nine months ended October 2, 2026 and September 26, 2025, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily due to the income tax expense generated in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments available for sale (“AFS”) and cash flow from operating activities. We believe these sources of liquidity will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements. We expect that cash flow from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital needs, capital expenditures, and capital deployment decisions. In addition, future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support our growth strategy, the expansion of selling and marketing activities, the timing of introductions of new products, as well as global macroeconomic factors. If our anticipated future cash flow from operating activities is insufficient to satisfy our future capital requirements in the long-term, we may need to seek additional capital. Our financial condition at October 2, 2026 and January 2, 2026 included the following (in thousands):

	October 2, 2026	January 2, 2026	2026 vs. 2025
Cash and cash equivalents	$133,610	$153,150	$(19,540)
Investments available for sale	72,804	34,386	38,418
Total	$206,414	$187,536	$18,878

Current assets	$353,430	$311,545	$41,885
Current liabilities	75,541	68,504	7,037
Working capital	$277,889	$243,041	$34,848

Cash and cash equivalents include cash and balances in deposits and money market accounts held at banks and financial institutions. Our investment policy’s primary objective is capital preservation while maximizing our return on investment. Investments available for sale may include U.S. government and corporate debt securities, commercial paper, certain certificates of deposit and related security types, that are rated by two nationally recognized statistical rating organizations with minimum investment grade ratings of AAA to A-/A-1+ to A-2, or the equivalent. The maturity of individual investments may not extend beyond 24 months from the date of purchase. There are also limits to the amount of credit exposure in any given security type. We do not have any off-balance sheet arrangements.

A summary of cash flows for the nine months ended October 2, 2026 and September 26, 2025 was as follows (in thousands):

	Nine Months Ended
	October 2, 2026	September 26, 2025
Cash flows from:
Operating activities	$25,310	$(30,316)
Investing activities	(39,887)	65,754
Financing activities	(4,514)	(4,505)
Effect of exchange rate changes	(449)	1,063
Net increase (decrease) in cash and cash equivalents	(19,540)	31,996
Cash and cash equivalents, at beginning of year	153,150	144,159
Cash and cash equivalents, at end of period	$133,610	$176,155

For the nine months ended October 2, 2026, net cash provided by operating activities consisted of $36.3 million in non-cash items primarily related to stock-based compensation, depreciation of property, plant and equipment and changes in inventory provision and $18.8 million in net income, partially offset by $29.8 million in working-capital changes primarily related to changes in accounts receivable and partially offset by changes in inventories. For the nine months ended September 26, 2025, net cash used in operating activities consisted of $62.1 million in net loss and $17.6 million in working-capital changes primarily related to changes in inventories, cloud-based software and accounts payable and other current and non-current liabilities and partially offset by changes in accounts receivable; this was partially offset by $49.4 million in in non-cash items primarily related to stock-based compensation and impairment on fixed assets and operating leases.

For the nine months ended October 2, 2026, net cash used in investing activities was $39.9 million which included $81.9 million of purchases of investments AFS, partially offset by $43.9 million of proceeds from the maturity and sale of investments AFS. For the nine months ended September 26, 2025, net cash provided by investing activities was $65.8 million which included $96.4 million of proceeds from the maturity and sale of investments AFS, partially offset by $26.5 million in purchases of investments AFS.

For the nine months ended October 2, 2026, net cash used in financing activities was $4.5 million which consisted of $5.9 million to repurchase employee common stock for taxes withheld, partially offset by $1.4 million of proceeds from the exercise of stock options. For the nine months ended September 26, 2025, net cash used in financing activities was $4.5 million which primarily consisted of $6.5 million of repurchases of common stock pursuant to our share repurchase program and $1.4 million to repurchase employee common stock for taxes withheld, partially offset by $3.4 million of proceeds from the exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended October 2, 2026, there have been no material changes in the Company’s qualitative and quantitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 2, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s share repurchase activity for the three months ended October 2, 2026, on a monthly basis:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in thousands)(1)
July 6 - July 31, 2026	—	$—	—	$—
August - 1 - August 28, 2026	—	—	—	—
August 29 - October 2, 2026	—	—	—	50,000
Total	—		—

(1)
On September 24, 2026, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common stock for a term expiring on September 24, 2027. During the three months ended October 2, 2026 the Company did not repurchase any of its shares under the share repurchase program. As of October 2, 2026, $50.0 million remained available for repurchases pursuant to our share repurchase program. The share repurchase program is expected to continue over the next twelve months, unless extended or shortened by the Board of Directors. The Company’s prior share repurchase program, announced in May 2025, expired according to its terms on or about May 15, 2026. Under the share repurchase program, the Company may repurchase shares in the open market, through privately negotiated transactions, by entering into structured repurchase agreements with third parties, and/or other standard mechanisms. The timing, manner, price, and amount of any repurchases under the program will be determined by the Company in its discretion, subject to market conditions, legal requirements, and other considerations. The Company is not obligated to repurchase any specific number of shares, and the program may be modified, suspended, or discontinued at any time, without prior notice.

ITEM 5. OTHER INFORMATION

(c)
Trading Plans

During the quarter ended October 2, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated:

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

10.1

Offer Letter, effective September 8, 2026, by and between the Company and David Bailey (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A as filed with the Commission on October 5, 2026).

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

Financial statements from the quarterly report on Form 10-Q of STAAR Surgical Company for the quarter ended October 2, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL), are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2026, has been formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

STAAR SURGICAL COMPANY

Dated:	November 4, 2026	By:	/s/ DEBORAH ANDREWS
Deborah Andrews
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as its principal financial officer)